Form 10-Q
period 2001-06-30
AMES NATIONAL CORP
filed 2001-08-14
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-32637

                            AMES NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           IOWA                                                 42-1039071
-------------------------------                           ----------------------
(State or Other Jurisdiction of                             (I. R. S. Employer
Incorporation or Organization)                            Identification Number)

                                405 FIFTH STREET
                                AMES, IOWA 50010
                    ----------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (515) 232-6251

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $5.00 PAR VALUE                           3,125,229
-----------------------------            ---------------------------------------
            (Class)                      (Shares Outstanding at August 10, 2001)

                            AMES NATIONAL CORPORATION

                                      INDEX



Part I.  Financial Information

         Item 1.   Consolidated Financial
                   Statements (Unaudited)

                   Consolidated Statements of
                   Financial Condition at June 30, 2001
                   (Unaudited) and December 31, 2000

                   Consolidated Statements of
                   Income for the three and six months ended
                   June 30, 2001 and 2000 (Unaudited)

                   Consolidated Statements of
                   Cash Flows for the six months ended
                   June 30, 2001 and 2000 (Unaudited)

                   Notes to Consolidated Financial
                   Statements

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk

Part II. Other Information

         Items 1 through 6

         Signatures

         Exhibits

PART 1.  FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited)

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                  June 30,        December 31,
                                Assets                                              2001               2000
                                                                                ------------------------------
Cash and due from banks .....................................................   $  25,404,673     $ 28,775,032
Federal funds sold ..........................................................      18,985,000          245,000
Interest bearing deposits in financial institutions .........................         250,000          348,174
Securities available-for-sale ...............................................     223,407,992      232,706,157
Loans receivable, net .......................................................     332,201,912      344,014,727
Bank premises and equipment, net ............................................       5,648,974        5,216,301
Accrued income receivable ...................................................       5,673,159        7,020,614
Other assets ................................................................         607,890        1,058,762
                                                                                ------------------------------
           Total assets .....................................................   $ 612,179,600      619,384,767
                                                                                ==============================

                 Liabilities and Stockholders' Equity
Deposits:
   Demand ...................................................................   $  53,498,859       54,597,366
   NOW accounts .............................................................      97,341,021       96,328,264
   Savings and money market .................................................     126,257,885      122,321,564
   Time, $100,000 and over ..................................................      54,350,899       63,894,549
   Other time ...............................................................     159,211,770      156,287,112
                                                                                ------------------------------
           Total deposits ...................................................     490,660,434      493,428,855

FHLB advances ...............................................................      10,000,000       16,000,000
Federal funds purchased and securities sold under agreements to repurchase ..      14,981,103       19,007,419
Dividends payable ...........................................................       1,312,596        1,248,917
Deferred taxes ..............................................................         908,921          158,450
Accrued interest and other liabilities ......................................       3,827,279        3,363,665
                                                                                ------------------------------
           Total liabilities ................................................     521,690,333      533,207,306
                                                                                ------------------------------
Stockholders' Equity:
   Common stock, $5 par value; authorized 6,000,000 shares;
     issued 3,153,230 shares at June 30, 2001 and December 31, 2000 .........      15,766,150       15,766,150
   Treasury stock, at cost; 28,001 and 30,937 shares at
      June 30, 2001 and December 31, 2000, respectively .....................      (1,530,805)      (1,677,605)
   Surplus ..................................................................      25,393,028       25,428,994
   Retained earnings ........................................................      46,772,320       44,036,378
   Accumulated other comprehensive income (loss) - net unrealized gain (loss)
     on securities available-for-sale .......................................       4,088,574        2,623,544
                                                                                ------------------------------
           Total stockholders' equity .......................................      90,489,267       86,177,461
                                                                                ------------------------------

           Total liabilities and stockholders' equity .......................   $ 612,179,600      619,384,767
                                                                                ==============================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (unaudited)

                                            Three Months Ended           Six Months Ended
                                         -----------------------------------------------------
                                                 June 30,                    June 30,
                                            2001           2000          2001         2000
                                         -----------------------------------------------------
Interest and dividend income:
    Loans ............................   $ 7,109,567   $ 6,997,732   $14,378,349   $13,509,240
    Securities .......................     2,958,595     3,673,597     6,059,233     7,381,862
    Federal funds sold ...............       256,731       142,029       345,801       208,502
    Dividends ........................       269,391       260,477       500,379       502,681
                                         -----------------------------------------------------
                                          10,594,284    11,073,835    21,283,762    21,602,285
                                         -----------------------------------------------------
Interest expense:
    Deposits .........................     4,840,597     5,268,333     9,969,974    10,339,099
    Other borrowed funds .............       299,188       821,656       696,350     1,338,648
                                         -----------------------------------------------------
                                           5,139,785     6,089,989    10,666,324    11,677,747
                                         -----------------------------------------------------
          Net interest income ........     5,454,499     4,983,846    10,617,438     9,924,538

Provision for loan losses ............       196,230       156,016       273,908       261,959
                                         -----------------------------------------------------
          Net interest income after
             provision for loan losses     5,258,269     4,827,830    10,343,530     9,662,579
                                         -----------------------------------------------------
Noninterest income:
    Trust department income ..........       257,054       246,899       487,802       455,725
    Service fees .....................       415,665       451,472       784,712       786,130
    Securities gains, net ............       662,682       195,092     1,151,531       188,779
    Other ............................       322,850       201,552       629,719       543,157
                                         -----------------------------------------------------
          Total noninterest income ...     1,658,251     1,095,015     3,053,764     1,973,791
                                         -----------------------------------------------------
Noninterest expense:
    Salaries and employee benefits ...     1,707,197     1,582,543     3,400,311     3,176,275
    Occupancy expenses ...............       155,348       164,622       368,949       342,583
    Data processing ..................       455,918       459,998       888,863       879,836
    Other operating expenses .........       544,617       322,926     1,073,711     1,081,557
                                         -----------------------------------------------------
          Total noninterest expense ..     2,863,080     2,530,089     5,731,834     5,480,251
                                         -----------------------------------------------------
          Income before income taxes .     4,053,440     3,392,756     7,665,460     6,156,119

Income tax expense ...................     1,336,042     1,004,695     2,368,004     1,758,619
                                         -----------------------------------------------------
          Net income .................   $ 2,717,398   $ 2,388,061   $ 5,297,456   $ 4,397,500
                                         =====================================================
Basic earnings per share .............   $      0.87   $      0.77   $      1.70   $      1.41
                                         =====================================================
Dividends per share ..................   $      0.40   $      0.38   $      0.80   $      0.76
                                         =====================================================
Comprehensive Income .................   $ 2,304,203   $ 2,137,030   $ 7,188,552   $ 3,321,833
                                         =====================================================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                    ----------------------------
                                                                                         2001            2000
                                                                                    ----------------------------
Cash flows from operating activities:
   Net income ...................................................................   $  5,297,456    $  4,397,500
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Provision for loan losses ..................................................        273,908         261,959
     Amortization and accretion, net ............................................        (28,110)          8,938
     Depreciation ...............................................................        353,583         368,155
     Provision for deferred taxes ...............................................       (111,000)        (74,963)
     (Gain) Loss on sale of securities available-for-sale .......................     (1,151,531)       (188,779)
     Gain on sale of property and equipment .....................................           --           (94,137)
     (Increase) decrease in accrued income receivable ...........................      1,347,455         (47,827)
     Decrease (increase) in other assets ........................................        450,872        (116,684)
     (Decrease) increase in accrued interest and other liabilities ..............        463,614         268,965
                                                                                    ----------------------------
           Net cash provided by operating activities ............................      6,896,247       4,783,127
                                                                                    ----------------------------

Cash flow from investing activities:
   Purchase of securities available-for-sale ....................................    (24,417,996)    (19,645,935)
   Proceeds from sale of securities available-for-sale ..........................     11,501,993      14,872,200
   Proceeds from maturities of securities available-for-sale ....................     25,720,309       5,449,261
   Proceeds from sale of property and equipment .................................           --           145,518
   Net decrease (increase) in interest bearing deposits in financial institutions         98,174      (1,087,123)
   Net decrease (increase) in federal funds sold ................................    (18,740,000)       (555,000)
   Net decrease (increase) in loans .............................................     11,538,907     (26,387,227)
   Purchase of bank premises and equipment ......................................       (786,256)       (286,096)
                                                                                    ----------------------------
           Net cash used in investing activities ................................      4,915,131     (27,494,402)
                                                                                    ----------------------------

Cash flows from financing activities:
   Increase (decrease) in deposits ..............................................     (2,768,421)     (9,414,760)
   Increase (decrease) in Federal Home Loan Bank advances .......................     (6,000,000)     31,845,000
   Increase (decrease) in federal funds purchased and securities sold
     under agreements to repurchase .............................................     (4,026,316)     (2,617,761)
   Dividends paid ...............................................................     (2,497,834)     (2,370,174)
   Proceeds from issuance of common stock and treasury stock ....................        110,834       1,268,493
                                                                                    ----------------------------
           Net cash provided by (used in) financing activities ..................    (15,181,737)     18,710,798
                                                                                    ----------------------------

           Net increase in cash and cash equivalents ............................     (3,370,359)     (4,000,477)

Cash and cash equivalents at beginning of year ..................................     28,775,032      26,142,396
                                                                                    ----------------------------
Cash and cash equivalents at end of the period ..................................   $ 25,404,673      22,141,919
                                                                                    ============================

Supplemental disclosures of cash flow information:
   Cash paid for interest .......................................................   $ 10,917,324      11,652,747
   Cash paid for taxes ..........................................................      1,810,100       1,360,260
                                                                                    ============================

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. Significant Accounting Policies

The consolidated financial statements for the three and six-month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Registration Statement on Form 10. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Dividends

On May 9, 2001, the Company declared a cash dividend on its common stock, payable on July 2, 2001 to stockholders of record as of June 18, 2001, equal to $0.42 per share.

3. Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2001 and 2000 were 3,122,743 and 3,119,256, respectively. The weighted average outstanding shares for the six months ended June 30, 2001 and 2000 were 3,122,521 and 3,118,547, respectively.

4. Financial Accounting Standards Board - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about the Company, its business and its prospects. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include use of the words "believe", "expect", "anticipate", "intend", "plan", "estimate" or words of similar meaning, or future or conditional verbs such as "will", "would", "should", "could" or "may". Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors, many of which are beyond the Company's control, could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Such risks and uncertainties with respect to the Company include those related to the economic environment, particularly in the areas in which the Company and the Banks operate, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, credit risk management and asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

Results of Operations for Three Months Ending June 30, 2001 and June 30, 2000

General

The Company earned net income of $2,717,000, or $0.87 per share for the three months ended June 30, 2001, compared to net income of $2,388,000, or $0.77 per share, for the three months ended June 30, 2000, an increase of 14%. The Company's return on average assets was 1.75% and 1.51%, respectively, for the three-month periods ending June 30, 2001 and 2000.

The improvement in net income can be primarily attributed to higher security gains and lower interest expense. Security gains totaled $663,000 for the second quarter of 2001 versus security gains of $195,000 for the same period in 2000. The lower interest expense for the quarter is attributable to a lower volume and declining interest rates on other borrowed funds and lower interest rates on savings, NOW and money market accounts. The lower interest expense was partially offset by lower interest income as investment securities proceeds were used to lower the level of other borrowed funds.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three month periods ended June 30, 2001 and June 30, 2000, respectively.

Distribution of Assets, Liabilities and Stockholders' Equity
(dollars in thousands)

                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                       Three Months Ended June 30,
                                       ----------------------------------------------------------
                                                   2001                          2000
                                       ----------------------------  ----------------------------
                                        Average   Revenue/   Yield/  Average    Revenue/   Yield/
                                        balance   expense     rate   balance    expense     rate
                                       ----------------------------  ----------------------------
ASSETS
Loans
  Commercial .......................   $ 53,044   $  1,117    8.42%  $ 55,811   $  1,196    8.57%
  Agricultural .....................     29,645        658    8.88%    26,833        616    9.18%
  Real estate ......................    240,207      4,853    8.08%   230,413      4,669    8.11%
  Installment and other ............     24,189        482    7.97%    26,255        517    7.88%
                                       ----------------------------------------------------------
Total loans (including fees) .......   $347,085   $  7,110    8.19%  $339,312   $  6,998    8.25%

Investment securities
  Taxable ..........................   $149,356   $  2,379    6.37%  $187,132   $  2,986    6.38%
  Tax-exempt .......................     66,912      1,281    7.66%    71,887      1,392    7.75%
                                       ----------------------------------------------------------
Total investment securities ........   $216,268   $  3,660    6.77%  $259,019   $  4,378    6.76%

Interest bearing deposits with banks   $    250   $      3    4.80%  $  2,002   $     29    5.79%
Federal funds sold .................     23,988        257    4.29%     9,077        142    6.26%
                                       ----------------------------------------------------------
Total interest-earning assets ......   $587,591   $ 11,030    7.51%  $609,410   $ 11,547    7.58%

Noninterest-earning assets .........     33,211                        23,530
                                       ----------------------------------------------------------
TOTAL ASSETS .......................   $620,802                      $632,940
                                       ==========================================================

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

3 Interest income on loans includes amortization of loan fees, which is not material.

Distribution of Assets, Liabilities and Stockholders' Equity
(dollars in thousands)

                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                               Three Months Ended June 30,
                                               -------------------------------------------------------------
                                                           2001                            2000
                                               ----------------------------   ------------------------------
                                               Average    Revenue/   Yield/   Average     Revenue/    Yield/
                                               balance     expense    rate    balance     expense      rate
                                               ----------------------------   ------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets .   $225,130   $  1,563    2.78%   $224,759    $  2,068      3.68%
  Time deposits less than $100,000 .........    161,146      2,319    5.76%    160,592       2,218      5.52%
  Time deposits greater than $100,000 ......     63,351        959    6.06%     64,667         982      6.07%
                                               --------------------------------------------------------------
Total deposits .............................   $449,627   $  4,841    4.31%   $450,018    $  5,268      4.68%
Other borrowed funds .......................     24,497        299    4.88%     55,309         822      5.94%
                                               --------------------------------------------------------------
Total Interest-bearing .....................   $474,124   $  5,140    4.34%   $505,327    $  6,090      4.82%
liabilities

             Noninterest-bearing liabilities
Demand deposits ............................   $ 50,482                       $ 44,948
Other liabilities ..........................      5,781                          4,754
                                               --------                       --------

Stockholders' equity .......................   $ 90,415                       $ 77,911
                                               --------                       --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................   $620,802                       $632,940
                                               ========                       ========

Net interest income ........................              $  5,890     4.01%              $  5,457      3.58%
                                                          ========                        ========
Margin Analysis
Interest income/ earning assets ............              $ 11,030     7.51%              $ 11,547      7.58%
Interest expense/earning assets ............                 5,140     3.50%                 6,090      4.00%
Net interest income/earning assets .........                 5,890     4.01%                 5,457      3.58%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

Net Interest Income

For the three months ended June 30, 2001, the Company's net interest margin was 4.01% compared to 3.58% for the three months ended June 30, 2000. Net interest income, prior to the adjustment for tax-exempt income, for the quarter ended June 30, 2001 and 2000 totaled $5,454,000 and $4,984,000, respectively. This 9.4% increase resulted primarily from lower interest expense attributable to lower interest rates on savings, NOW and money market accounts and from a significant reduction in both the volume and interest rate on other borrowed funds.

For the three months ended June 30, 2001, interest income decreased $480,000 or 4.3% when compared to the same period in 2000. This decrease was primarily attributable to the lower volume of investment securities whose proceeds were utilized to lower the level of other borrowed funds.

Interest expense decreased $950,000 or 15.6% for the quarter ended June 30, 2001 when compared to the same period in 2000. Lower deposit expense on savings, NOW and money market accounts was offset by higher interest expense on certificates of deposit of less than $100,000. The lower volume other borrowed funds contributed to the lower level of interest expense.

Provision for Loan Losses

The Company provided $196,000 for loan losses for the three months ended June 30, 2001 compared to $156,000 during the same period last year. While general provisions for strong loan growth accounted most of the additional provisions expense in the second quarter of 2000, this quarter's current provisions are the result of a deterioration in credit quality in a pool of purchased leases with a June 30, 2001 outstanding balance of $3,010,000.

Noninterest Income and Expense

Noninterest income increased $563,000, or 51.4% during the quarter ended June 30, 2001 compared to the same period in 2000. The increase can be attributed to significant securities gains in the Company's equity portfolio of $663,000 in 2001 compared to $195,000 in second quarter 2000.

Noninterest expense increased $333,000 or 13.2% for the second quarter of 2001 compared to the same period in 2000. The increase can be primarily attributed to a nonrecurring expense of $197,000 incurred in the first quarter of 2000 to the State of Iowa to indemnify the uninsured public funds of a failed bank in central Iowa. The payments were refunded from the State of Iowa in the second quarter of 2000 which lowered non-interest expense significantly. Noninterest expense items that increased from the second quarter of 2001 compared to same period in 2000 included higher salaries and benefits of $124,000 which were 7.9% higher and legal and professional fees that reflect an increase of $36,000 or 35.8% primarily as the result of registering the Company's common stock with Securities and Exchange Commission.

Income Taxes

The provision for income taxes for June 30, 2001 and 2000 was $1,336,000 and $1,005,000, respectively. This amount represents an effective tax rate of 33.0% for the second quarter of 2001, compared to 29.6% for the second quarter of 2000. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Results of Operations for Six Months Ending June 30, 2001 and June 30, 2000

General

The Company earned net income of $5,297,000 or $1.70 per share for the six months ended June 30, 2001, compared to net income of $4,398,000, or $1.41 per share, for the six months ended June 30, 2000, an increase of 20.5%. The Company's return on average assets was 1.72% and 1.42%, respectively for the six-month period ending June 30, 2001 and 2000.

The improvement in net income can be primarily attributed to higher security gains and lower interest expense. Security gains totaled $1,152,000 for the first half of 2001 versus security gains of $189,000 for the same period in 2000. The lower interest expense for the first half of 2001 is attributable to a lower volume and declining interest rates on other borrowed funds and lower interest rates on savings, NOW and money market accounts. The lower interest expense was partially offset by lower interest income as investment securities proceeds were used to lower the level of other borrowed funds.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the six month periods ended June 30, 2001 and June 30, 2000, respectively.

Distribution of Assets, Liabilities and Stockholders' Equity
(dollars in thousands)

                                                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                        Six Months Ended June 30,
                                       ------------------------------------------------------------
                                                   2001                           2000
                                       ----------------------------   -----------------------------
                                       Average    Revenue/   Yield/   Average    Revenue/    Yield/
                                       balance    expense     rate    balance    expense      rate
                                       ----------------------------   -----------------------------
ASSETS
  Loans
  Commercial .......................   $ 52,935   $  2,299    8.69%   $ 50,825   $  2,250     8.85%
  Agricultural .....................     29,461      1,332    9.04%   $ 25,915      1,175     9.07%
  Real estate ......................    241,726      9,765    8.08%   $225,310      9,067     8.05%
  Installment and other ............     24,721        982    7.94%   $ 26,617      1,017     7.64%
                                       ------------------------------------------------------------
Total loans (including fees) .......   $348,843   $ 14,378    8.24%   $328,667   $ 13,509     8.22%

Investment securities
  Taxable ..........................   $152,612   $  4,874    6.39%   $188,023   $  6,001     6.38%
  Tax-exempt .......................     66,512      2,545    7.65%   $ 71,961      2,769     7.70%
                                       ------------------------------------------------------------
Total investment securities ........   $219,124   $  7,419    6.77%   $259,984   $  8,770     6.75%

Interest bearing deposits with banks   $    250   $      6    4.80%   $  1,937   $     56     5.78%
Federal funds sold .................     15,806        346    4.38%   $  6,960        209     6.01%
                                       ------------------------------------------------------------
Total interest-earning assets ......   $584,023   $ 22,149    7.58%   $597,548   $ 22,544     7.55%


Total noninterest-earning assets ...   $ 32,712                       $ 24,025
                                       ------------------------------------------------------------

TOTAL ASSETS .......................   $616,735                       $621,573
                                       ============================================================

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

3 Interest income on loans includes amortization of loan fees, which is not material.

Distribution of Assets, Liabilities and Stockholders' Equity

(dollars in thousands)

                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                Six Months Ended June 30,
                                               ----------------------------------------------------------------
                                                              2001                            2000
                                               -------------------------------  --------------------------------
                                               Average     Revenue/     Yield/  Average      Revenue/     Yield/
                                               balance      expense      rate   balance      expense       rate
                                               -------------------------------  --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets .   $220,960   $  3,343    3.03%     $221,290    $  4,015      3.63%
  Time deposits less than $100,000 .........    160,140      4,646    5.80%      161,417       4,406      5.46%
  Time deposits greater than $100,000 ......     64,105      1,981    6.18%       64,655       1,918      5.93%
                                               ----------------------------------------------------------------
Total deposits .............................   $445,205   $  9,970    4.48%     $447,362    $ 10,339      4.62%
Other borrowed funds .......................     26,681        696    5.22%       45,163       1,339      5.93%
                                               ----------------------------------------------------------------
Total Interest-bearing liabilities .........   $471,886   $ 10,666    4.52%     $492,525    $ 11,678      4.74%
                                                          --------                          --------


             Noninterest-bearing liabilities

Demand deposits ............................   $ 49,592                         $ 46,934
Other liabilities ..........................      6,030                            4,953
                                               --------                         --------
Stockholders' equity .......................   $ 89,227                         $ 77,161
                                               --------                         --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................   $616,735                         $621,573
                                               ========                         ========

Net interest income ........................             $ 11,483     3.93%                 $ 10,866      3.64%
                                                         ========                           ========
Margin Analysis
Interest income/ earning assets ............             $ 22,149     7.58%                 $ 22,544      7.55%
Interest expense/earning assets ............               10,666     3.65%                   11,678      3.91%
Net interest income/earning assets .........               11,483     3.93%                   10,866      3.64%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

Net Interest Income

For the six months ended June 30, 2001, the Company's net interest margin was 3.93% compared to 3.64% for the six months ended June 30, 2000. Net interest income, prior to the adjustment for tax-exempt income, for the first half of the year ended June 30, 2001 and 2000 totaled $10,617,000 and $9,925,000, respectively. This 7.0% increase resulted primarily from lower interest expense attributable to lower interest rates on savings, NOW and money market accounts and from a significant reduction in both the volume and interest rate on other borrowed funds. This savings in interest expense was offset by higher interest rates on certificates of deposit.

For the six months ended June 30, 2001, interest income decreased $319,000 or 1.5% when compared to the same period in 2000. This decrease was primarily attributable to the lower volume of investment securities whose proceeds were utilized to lower the level of other borrowed funds.

Interest expense decreased $1,011,000 or 8.7% for the six months ended June 30, 2001 when compared to the same period in 2000. Lower deposit expense on savings, NOW and money market accounts was offset by higher interest expense on certificates of deposit. The lower volume and interest rates on other borrowed funds contributed to the lower level of interest expense.

Provision for Loan Losses

The Company provided $274,000 for loan losses for the six months ended June 30, 2001 compared to $262,000 during the same period last year. While general provisions for strong loan growth accounted most of the provisions expense in the first half of 2000, this year's current provisions are the result of a deterioration in credit quality of several previously identified problem loans and in a pool of purchased leases with June 30, 2001 outstanding balances of $3,010,000.

Noninterest Income and Expense

Noninterest income increased $1,080,000, or 54.7% during the six months ended June 30, 2001 compared to the same period in 2000. The increase can be attributed to significant securities gains in the Company's equity portfolio of $1,152,000 in 2001 compared to $189,000 in the first half of 2000.

Noninterest expense increased $252,000 or 4.6% for the first half of 2001 compared to the same period in 2000. Noninterest expense items that increased from the six months ended June 30, 2001 compared to same period in 2000 included higher salaries and benefits of $224,000 which were 7.0% higher and legal and professional fees that reflect an increase of $81,000 or 40.9% primarily as the result of registering the Company's common stock with Securities and Exchange Commission.

Income Taxes

The provision for income taxes for the six months ending June 30, 2001 and 2000 was $2,368,000 and $1,759,000, respectively. This amount represents an effective tax rate of 30.9% for the first half of 2001, compared to 28.6% for the same period in 2000. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Financial Condition

Assets

For the quarter ended June 30, 2001, total assets are $612,180,000, a $7,205,000 decrease in comparison to December 31, 2000 totals. The lower level of assets are attributable to a lower volume of loans and investment securities.

Investment Portfolio

The decrease in the volume of investments securities to $223,408,000 on June 30, 2001 from $232,706,000 on December 31, 2000 resulted from maturing and called investment securities proceeds being utilized to lower the level of other borrowings and a significantly higher volume of fed funds sold.

Loan Portfolio

Net loans as of June 30, 2001 totaled $332,202,000, a decrease of $11,813,000 from the outstanding balances as of December 31, 2000. Average loans outstanding for the six months ending June 30, 2001 totaled $348,843,000 compared to a year-end 2000 average balance of $339,115,000. The decreased level of loans relates to several large commercial real estate loans at First National Bank that were refinanced at other financial institutions for pricing considerations.

Problem loans totaled $3,591,000 as of June 30, 2001 compared to $2,905,000 as of December 31, 2000. Problem loans includes loans accounted for on a non-accrual basis; accruing loans which are contractually past due 90 days or more as to principal or interest payments; and any restructured loans. As of June 30, 2001, non-accrual loans totaled $2,894,000, past due loans still accruing totaled $697,000, and there were no restructured loans outstanding. Other real estate owned as of June 30, 2001 and December 31, 2000 totaled $116,000 and $76,000, respectively. As of June 30, 2001, potential problem loans and leases consisted of a pool of purchased leases with a June 30, 2001 balance of $3,010,000.

Net charge offs were $265,000 for the six months ended June 30, 2001 as compared to $13,000 net recoveries for the six months ended June 30, 2000. Losses related to purchased leases totaled $155,000 with the remaining losses coming from previously identified problem loans. The resulting allowance for loan losses as percentage of outstanding loans as of June 30, 2001 and December 31, 2000 was 1.59% and 1.54%, respectively.

The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower; a realistic determination of value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; an analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

Deposits declined, $2,768,000, from year-end 2000 but are up $15,455,000, compared to June 30, 2000. The Company's deposits are typically at a seasonal low point at the end of the second quarter of each year as First National Bank's deposit levels are impacted by Iowa State University students departing in May and June and returning in August.

Other borrowed funds as of June 30, 2001, consisted primarily of Federal Home Loan Bank advances and securities sold under agreements to repurchase totaling $24,981,000 compared to total other borrowing as of December 31, 2000 of $35,007,000. The combination of repaying other borrowings with proceeds from investment securities and a reduction in loan volume since December 31, 2000 contributed to the lower level of borrowings.

Stockholders equity increased to $90,489,000 as of June 30, 2001 as earnings and unrealized gains on securities available for sale continued to augment the company's strong capital base.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposits. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal fund purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations.  Net cash  from  operating  activities  contributed  $6,896,000  and
$4,783,000 to liquidity for the six months ended June 30, 2001 and 2000, respectively. Liquid assets including cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions increased to $44,640,000 as of June 30, 2001 compared to year-end 2000 balance of $29,368,000. The increase in fed funds sold is attributable to maturing and callable investment securities combined with decreased loan volume.

Securities available for sale declined to $223,408,000 as of June 30, 2001 from $232,706,000 as of December 31, 2000. Proceeds from called and maturing investment securities have been utilized to decrease the Company's other borrowings and are also being invested in federal funds sold market to wait for a more favorable investment opportunity.

To provide additional external liquidity, the Banks have outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $51,400,000 and federal funds borrowing capacity at correspondent banks of $46,000,000. The FHLB advances for the Company totaled $10,000,000 and $16,000,000, respectively as of June 30, 2001 and December 31, 2000. The Company as of June 30, 2001 was not borrowing any federal funds but had outstanding securities sold under agreement to repurchase of $14,981,000. Management believes that the Company's liquidity sources will be sufficient to support existing operations for the foreseeable future.

The Company's total stockholder's equity increased to $90,489,000, June 30, 2001, from $86,177,000, December 31, 2000. June 30, 2001 stockholders' equity was 14.8% of total assets, compared to 13.9 % at December 31, 2000. Total equity increased due to the retention of earnings and from appreciation in the Company and Banks' stock and bond portfolios. No material capital expenditures or material changes in the capital resource mix are anticipated at this time. Management believes that, as of June 30, 2001, the Company and its Banks meet the capital requirements to which they are subject. As of that date, all the Company's Banks were "well capitalized" under regulatory prompt corrective action provisions.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed to-date in 2001 changed significantly when compared to 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities and Use of Proceeds

On June 15, 2001, the Company sold a total of 2,936 shares of its common stock pursuant to the Company's stock purchase plan to eligible employees and directors of the Company and the Banks at a price of $37.75 per share, for an aggregate purchase price of $110,834. The Company relied on Rule 504 promulgated under the Securities Act of 1933 (the "Securities Act") to exempt the sale of such shares from the registration provisions of the Securities Act. The Company was at the time of the sales eligible to rely on Rule 504, as the Company was not then subject to the reporting requirements of the Securities Exchange Act of 1934. The total proceeds raised through the sales ($110,834) did not exceed the Rule 504 volume limitations of $1,000,000 less the aggregate offering price for all securities sold within the proceeding 12 months in reliance on a Section 3(b) exemption or in violation on Section 5, as there were no sales of common stock or other securities by the Company during that period. No means of general solicitation were used in connection with the offering, as all purchasers were either employees of the Company or one of the Banks or persons serving as directors of the Company or one of the Banks. The Company also exercised reasonable care to assure that none of the purchasers was acting as an "underwriter", as the Company obtained written assurances from each purchaser that the purchaser was purchasing the shares for investment purposes only and made written disclosure to each purchaser that the shares had not been registered under the Securities Act and were therefore subject to certain restrictions on resale imposed by the Securities Act. In addition, the Company placed an appropriate restrictive legend on all certificates issued in connection with the purchases and marked its stock transfer records to indicate that the shares could not be transferred absent registration under the Securities Act or an opinion of counsel that an exemption from such registration was available. The Company also filed a Form D with the Commission on a timely basis with respect to the offering.

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of its shareholders on April 23, 2001 to consider and vote upon adoption of proposed Restated Articles of Incorporation of the Company (the "Restated Articles"). At the meeting, a total of 2,221,073 shares were represented in person or by proxy, with all 2,221,073 shares being voted in favor of adoption of the Restated Articles. The Restated Articles became effective upon the filing thereof with the Iowa Secretary of State on April 27, 2001. A copy of the Restated Articles was included as Exhibit 3.1 to the Company's Registration Statement on Form 10 filed with the Commission on April 30, 2001.

Item 5. Other Information

On August 8, 2001, the Board of Directors of the Company adopted Restated Bylaws, a copy of which is included as Exhibit 3 to this report.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              Exhibit 3 - Restated Bylaws of the Company

        (b)   Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMES NATIONAL CORPORATION

DATE: August 14, 2001                         By:  /s/ Daniel L. Krieger
                                                   -----------------------------
                                                   Daniel L. Krieger, President

                                              By:  /s/ John P. Nelson
                                                   -----------------------------
                                                   John P. Nelson
                                                   Principal Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     TITLE

   3                       Restated Bylaws of the Company