Form 10-Q
period 2001-09-30
AMES NATIONAL CORP
filed 2001-11-14
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $5.00 PAR VALUE                          3,125,229
-----------------------------           ----------------------------------------
          (Class)                       (Shares Outstanding at November 9, 2001)

                            AMES NATIONAL CORPORATION

                                      INDEX

                                                                            Page

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at September 30, 2001 (Unaudited) and December 31, 2000

                  Consolidated Statements of Income for the three and nine months ended September 30, 2001 and 2000 (Unaudited)

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (Unaudited)

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

         Signatures

PART  1.  FINANCIAL  INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                             September 30,     December 31,
                                                                                 2001              2000
                                                                             ------------------------------
                                Assets
Cash and due from banks ..................................................   $  20,531,354     $ 28,775,032
Federal funds sold .......................................................      43,850,000          245,000
Interest bearing deposits in financial institutions ......................         250,000          348,174
Securities available-for-sale ............................................     220,578,969      232,706,157
Loans receivable, net ....................................................     326,561,537      344,014,727
Bank premises and equipment, net .........................................       6,385,697        5,216,301
Accrued income receivable ................................................       6,903,620        7,020,614
Other assets .............................................................         403,814        1,058,762
                                                                             ------------------------------
           Total assets ..................................................   $ 625,464,991      619,384,767
                                                                             ==============================

                 Liabilities and Stockholders' Equity
Deposits:
   Demand ................................................................   $  49,474,677       54,597,366
   NOW accounts ..........................................................     118,025,760       96,328,264
   Savings and money market ..............................................     125,573,633      122,321,564
   Time, $100,000 and over ...............................................      53,908,140       63,894,549
   Other time ............................................................     156,936,539      156,287,112
                                                                             ------------------------------
           Total deposits ................................................     503,918,749      493,428,855
                                                                             ------------------------------
 FHLB advances ...........................................................       4,500,000       16,000,000
Federal funds purchased and securities sold under agreements to repurchase      17,001,322       19,007,419
Dividends payable ........................................................       1,312,596        1,248,917
Deferred taxes ...........................................................       1,826,396          158,450
Accrued interest and other liabilities ...................................       3,466,930        3,363,665
                                                                             ------------------------------

           Total liabilities .............................................     532,025,993      533,207,306
                                                                             ------------------------------

Stockholders' Equity:
   Common stock, $5 par value; authorized 6,000,000 shares;
     issued 3,153,230 shares at September 30, 2001 and December 31, 2000 .      15,766,150       15,766,150
   Treasury stock, at cost; 28,001 and 30,937 shares at
     September 30, 2001 and December 31, 2000, respectively ..............      (1,530,805)      (1,677,605)
   Surplus ...............................................................      25,393,028       25,428,994
   Retained earnings .....................................................      48,142,044       44,036,378
   Accumulated other comprehensive income - net unrealized gain
     on securities available-for-sale ....................................       5,668,581        2,623,544
                                                                             ------------------------------
           Total stockholders' equity ....................................      93,438,998       86,177,461
                                                                             ------------------------------
           Total liabilities and stockholders' equity ....................   $ 625,464,991      619,384,767
                                                                             ==============================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (unaudited)

                                             Three Months Ended          Nine Months Ended
                                                September 30,               September 30,
                                         -----------------------------------------------------
                                             2001          2000          2001          2000
                                         -----------------------------------------------------
Interest and dividend income:
    Loans ............................   $ 6,797,377   $ 7,303,362   $21,175,726   $20,812,602
    Securities .......................     2,883,736     3,612,696     8,936,035    10,977,002
    Federal funds sold ...............       206,529       112,390       552,050       327,899
    Dividends ........................       319,251       249,530       826,844       762,760
                                         -----------------------------------------------------
                                          10,206,893    11,277,978    31,490,655    32,880,263
                                         -----------------------------------------------------
Interest expense:
    Deposits .........................     4,258,811     5,137,423    14,228,785    15,476,522
    Other borrowed funds .............       237,721     1,286,289       934,071     2,624,937
                                         -----------------------------------------------------
                                           4,496,532     6,423,712    15,162,856    18,101,459
                                         -----------------------------------------------------

          Net interest income ........     5,710,361     4,854,266    16,327,799    14,778,804

Provision for loan losses ............       283,229        84,174       557,137       346,133
                                         -----------------------------------------------------
          Net interest income after
             provision for loan losses     5,427,132     4,770,092    15,770,662    14,432,671
                                         -----------------------------------------------------
Noninterest income:
    Trust department income ..........       240,018       229,933       727,820       685,658
    Service fees .....................       395,323       408,181     1,180,035     1,194,311
    Securities gains, net ............         2,472       358,945     1,154,003       547,724
    Other ............................       337,103       259,278       966,822       802,435
                                         -----------------------------------------------------
          Total noninterest income ...       974,916     1,256,337     4,028,680     3,230,128
                                         -----------------------------------------------------

Noninterest expense:
    Salaries and employee benefits ...     1,659,592     1,574,925     5,059,903     4,751,200
    Occupancy expenses ...............       173,179       188,039       542,128       530,622
    Data processing ..................       380,094       355,284     1,268,956     1,181,768
    Other operating expenses .........       534,436       525,613     1,608,148     1,660,522
                                         -----------------------------------------------------
          Total noninterest expense ..     2,747,301     2,643,861     8,479,135     8,124,112
                                         -----------------------------------------------------

          Income before income taxes .     3,654,747     3,382,568    11,320,207     9,538,687

Income tax expense ...................       972,427       952,195     3,340,431     2,710,814
                                         -----------------------------------------------------
          Net income .................   $ 2,682,320   $ 2,430,373   $ 7,979,776   $ 6,827,873
                                         =====================================================

Basic and diluted earnings per share .   $      0.86   $      0.78   $      2.55   $      2.19
                                         =====================================================

Dividends per share ..................   $      0.42   $      0.40   $      1.22   $      1.16
                                         =====================================================

Comprehensive Income .................   $ 4,262,327   $ 5,091,939   $11,024,813   $ 8,343,924
                                         =====================================================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    ----------------------------
                                                                                         2001            2000
                                                                                    ----------------------------
Cash flows from operating activities:
   Net income ...................................................................   $  7,979,776    $  6,827,873
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Provision for loan losses ..................................................        557,137         346,133
     Amortization and accretion, net ............................................        (52,646)          5,359
     Depreciation ...............................................................        530,022         569,282
     Provision for deferred taxes ...............................................       (122,616)       (112,464)
     (Gain) Loss on sale of securities available-for-sale .......................     (1,154,003)       (547,724)
     (Gain) on sale of property and equipment ...................................             --         (94,137)
     (Increase) decrease in accrued income receivable ...........................        116,994      (1,010,976)
     Decrease (increase) in other assets ........................................        654,948        (363,721)
     (Decrease) increase in accrued interest and other liabilities ..............        103,265          16,508
                                                                                    ----------------------------
           Net cash provided by operating activities ............................      8,612,877       5,636,133
                                                                                    ----------------------------

Cash flow from investing activities:
   Purchase of securities available-for-sale ....................................    (33,882,961)    (24,110,324)
   Proceeds from sale of securities available-for-sale ..........................     34,230,309      18,172,200
   Proceeds from maturities of securities available-for-sale ....................     17,822,087      14,232,540
   Proceeds from sale of property and equipment .................................             --         145,518
   Net decrease (increase) in interest bearing deposits in financial institutions         98,174      (1,439,757)
   Net decrease (increase) in federal funds sold ................................    (43,605,000)         40,000
   Net decrease (increase) in loans .............................................     16,896,053     (36,748,448)
   Purchase of bank premises and equipment ......................................     (1,699,418)       (396,071)
                                                                                    ----------------------------
           Net cash (used in) investing activities ..............................    (10,140,756)    (30,104,342)
                                                                                    ----------------------------

Cash flows from financing activities:
   Increase (decrease) in deposits ..............................................     10,489,894       8,181,852
   Increase (decrease) in Federal Home Loan Bank advances .......................    (11,500,000)     29,675,000
   Increase (decrease) in federal funds purchased and securities sold
     under agreements to repurchase .............................................     (2,006,097)    (18,371,978)
   Dividends paid ...............................................................     (3,810,430)     (3,619,091)
   Proceeds from issuance of common stock and treasury stock ....................        110,834       1,268,493
                                                                                    ----------------------------
           Net cash provided by (used in) financing activities ..................     (6,715,799)     17,134,276
                                                                                    ----------------------------

           Net decrease in cash and cash equivalents ............................     (8,243,678)     (7,333,933)
                                                                                    ----------------------------

Cash and cash equivalents at beginning of year ..................................     28,775,032      26,142,396
                                                                                    ----------------------------

Cash and cash equivalents at end of the period ..................................   $ 20,531,354      18,808,463
                                                                                    ============================

Supplemental disclosures of cash flow information:
   Cash paid for interest .......................................................   $ 14,900,989      15,898,217
   Cash paid for taxes ..........................................................      3,193,099       2,796,944

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

The consolidated financial statements for the three and nine-month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Registration Statement on Form 10. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Dividends

On August 8, 2001, the Company declared a cash dividend on its common stock, payable on October 1, 2001 to stockholders of record as of September 17, 2001, equal to $0.42 per share.

3. Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2001 and 2000 were 3,125,229 and 3,122,293, respectively. The weighted average outstanding shares for the nine months ended September 30, 2001 and 2000 were 3,123,437 and 3,119,800, respectively.

4. Financial Accounting Standards Board - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets

The Company does not anticipate that these new pronouncements will have any significant impact on its financial statements at the time of adoption. The standards generally are required to be implemented by the Company in its 2002 financial statements.

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

Results of Operations for Three Months Ending September 30, 2001 and September 30, 2000

General

The Company earned net income of $2,682,000, or $0.86 per share for the three months ended September 30, 2001, compared to net income of $2,430,000, or $0.78 per share, for the three months ended September 30, 2000, an increase of 10%. The Company's return on average assets was 1.78% and 1.53%, respectively, for the three-month periods ending September 30, 2001 and 2000.

The improvement in net income can be primarily attributed to lower interest expense partially offset by lower interest income and security gains. The lower interest expense for the quarter is attributable to declining interest rates on deposits and other borrowed funds in addition to a significantly lower volume of borrowed funds. Offsetting interest income factors include lower loan rates and volume as several large commercial customers refinanced loans with competing institutions for more favorable loan terms and a lower volume of investment securities as a result of using investment proceeds to lower the Company's levelof other borrowed funds.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three month periods ended September 30, 2001 and September 30, 2000, respectively.

Distribution of Assets, Liabilities and Stockholders' Equity

(dollars in thousands)

                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                      Three Months Ended September 30,
                                       ---------------------------------------------------------------
                                                    2001                            2000
                                       Average    Revenue/    Yield/    Average    Revenue/     Yield/
                                       Balance    Expense      Rate     Balance    Expense       Rate
                                       ---------------------------------------------------------------
ASSETS
Loans
  Commercial .......................   $ 45,641   $    937     8.21%    $ 56,985   $  1,316      9.24%
  Agricultural .....................     27,691        605     8.74%      26,491        629      9.50%
  Real estate ......................    239,432      4,818     8.05%     237,736      4,849      8.16%
  Installment and other ............     23,141        437     7.55%      26,026        509      7.82%
                                       ---------------------------------------------------------------
Total loans (including fees) .......   $335,905   $  6,797     8.09%    $347,238   $  7,303      8.41%

Investment securities
  Taxable ..........................   $145,611   $  2,324     6.38%    $184,655   $  2,947      6.38%
  Tax-exempt .......................     68,721      1,326     7.72%      69,949      1,368      7.82%
                                       ---------------------------------------------------------------
Total investment securities ........   $214,332   $  3,650     6.81%    $254,604   $  4,315      6.78%

Interest bearing deposits with banks   $    250   $      4     6.40%    $    600   $     10      6.67%
Federal funds sold .................     23,788        207     3.48%       7,013        112      6.39%
                                       ---------------------------------------------------------------
Total interest-earning assets ......   $574,275   $ 10,658     7.42%    $609,455   $ 11,740      7.71%

Noninterest-earning assets .........     29,059                           25,867
                                       --------                         --------
TOTAL ASSETS .......................   $603,334                         $635,322
                                       ========                         ========

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

3 Interest income on loans includes amortization of loan fees, which is not material.

Distribution of Assets, Liabilities and Stockholders' Equity

(dollars in thousands)

                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                              Three Months Ended September 30,
                                               ----------------------------------------------------------------
                                                            2001                             2000
                                               Average    Revenue/   Yield/    Average      Revenue/     Yield/
                                               Balance    Expense     rate     Balance      Expense       rate
                                               ----------------------------    --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets .   $223,356   $  1,368    2.45%    $205,802    $  1,939      3.77%
  Time deposits greater than $100,000 ......    158,314      2,150    5.43%     157,508       2,255      5.73%
  Time deposits less than $100,000 .........     54,006        741    5.49%      59,655         944      6.33%
                                               ---------------------------------------------------------------
Total deposits .............................   $435,676   $  4,259    3.91%    $422,965    $  5,138      4.86%
Other borrowed funds .......................     22,460        238    4.24%      77,381       1,286      6.64%
                                               ---------------------------------------------------------------
Total Interest-bearing liabilities .........   $458,136   $  4,497    3.93%    $500,346    $  6,424      5.13%

             Noninterest-bearing liabilities
Demand deposits ............................   $ 54,844                        $ 49,341
Other liabilities ..........................      5,204                           4,763
                                               --------                        --------
Stockholders' equity .......................   $ 92,123                        $ 80,872
                                               --------                        --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................   $610,307                        $635,322
                                               ========                        ========

Net interest income ........................              $  6,161    4.29%               $  5,317      3.49%
                                                          ========                        ========
Margin Analysis
Interest income/ earning assets ............              $ 10,658    7.42%               $ 11,740      7.70%
Interest expense/earning assets ............                 4,497    3.13%                  6,424      4.21%
Net interest income/earning assets .........                 6,161    4.29%                  5,315      3.49%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

Net Interest Income

For the three months ended September 30, 2001, the Company's net interest margin was 4.29% compared to 3.49% for the three months ended September 30, 2000. Net interest income, prior to the adjustment for tax-exempt income, for the quarter ended September 30, 2001 and September 30, 2000 totaled $5,710,000 and $4,854,000, respectively. This 17.6% increase resulted primarily from declining interest rates on deposits and other borrowed funds in addition to a significantly lower volume of borrowed funds.

For the three months ended September 30, 2001, interest income decreased $1,071,000 or 9.5% when compared to the same period in 2000. This decrease was primarily attributable to lower loan rates of 8.1% as of the quarter ended September 30, 2001 versus 8.4% for the quarter ended September 30, 2000. Also loan volume was lower as several large commercial customers refinanced loans with competing institutions for more favorable loan terms and a lower volume of investment securities as a result of using investment proceeds from sales and maturities to lower the Company's volume of other borrowed funds.

Interest expense decreased $1,927,000 or 30.0% for the quarter ended September 30, 2001 when compared to the same period in 2000. The lower interest expense for the quarter is attributable to declining interest rates paid on deposits and other borrowed funds as well as a significantly lower volume of borrowed funds.

Provision for Loan Losses

The Company's provision for loan and lease losses for the three months ended September 30, 2001 was $283,000 compared to $84,000 during the same period last year. While general provisions for strong loan growth accounted for most of the additional provisions expense in the third quarter of 2000, the 2001 third quarter provisions are the result of a deterioration in credit quality in a pool of purchased leases with a September 30, 2001 outstanding balance of $2,786,000.

Noninterest Income and Expense

Noninterest income decreased $281,000, or 22.4% during the quarter ended September 30, 2001 compared to the same period in 2000. The decrease can be attributed to securities gains in the Company's equity portfolio of $2,000 in 2001 compared to $359,000 in third quarter 2000.

Noninterest expense increased $103,000 or 3.9% for the third quarter of 2001 compared to the same period in 2000. The increase in noninterest expense is attributable to a 5.4% increase in salaries and benefits of $85,000 and 7.0% increase data processing costs of $25,000.

Income Taxes

The provision for income taxes for September 30, 2001 and September 30, 2000 was $972,000 and $952,000, respectively. This amount represents an effective tax rate of 26.6% for the third quarter of 2001, compared to 28.2% for the third quarter of 2000. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Results of Operations for Nine Months Ending September 30, 2001 and September 30, 2000

General

The Company earned net income of $7,980,000 or $2.55 per share for the nine months ended September 30, 2001, compared to net income of $6,828,000, or $2.19 per share, for the nine months ended September 30, 2000, an increase of 16.9%. The Company's return on average assets was 1.73% and 1.45%, respectively for the nine-month period ending September 30, 2001 and September 30, 2000.

The improvement in net income can be primarily attributed to higher security gains and lower interest expense. Security gains totaled $1,154,000 for the first nine months of 2001 compared to gains of $548,000 for the same period in 2000. The lower interest expense for the nine month period ending September 30, 2001 is attributable to a lower volume and declining interest rates on other borrowed funds and lower interest rates on savings, NOW and money market accounts. The lower interest expense was partially offset by lower interest income as investment securities proceeds were used to lower the level of other borrowed funds.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the nine month periods ended September 30, 2001 and September 30, 2000, respectively.

Distribution of Assets, Liabilities and Stockholders' Equity

(dollars in thousands)

                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                       Nine Months Ended September 30,
                                       -------------------------------------------------------------
                                                    2001                           2000
                                       -------------------------------------------------------------
                                       Average    Revenue/   Yield/    Average    Revenue/    Yield/
                                       Balance    Expense     Rate     Balance    Expense      Rate
                                       ----------------------------    -----------------------------
ASSETS
  Loans
  Commercial .......................   $ 50,430   $  3,237    8.56%    $ 52,160   $  3,519    9.00%
  Agricultural .....................     28,864      1,936    8.94%    $ 26,107      1,803    9.21%
  Real estate ......................    240,959     14,581    8.07%    $229,482     13,942    8.10%
  Installment and other ............     24,238      1,422    7.82%    $ 27,165      1,549    7.60%
                                       ------------------------------------------------------------
Total loans (including fees) .......   $344,491   $ 21,176    8.20%    $334,914   $ 20,813    8.29%

Investment securities
  Taxable ..........................   $150,266   $  7,199    6.39%    $186,767   $  8,949    6.39%
  Tax-exempt .......................     67,234      3,868    7.67%    $ 71,414      4,137    7.72%
                                       ------------------------------------------------------------
Total investment securities ........   $217,500   $ 11,067    6.78%    $258,181   $ 13,086    6.76%

Interest bearing deposits with banks   $    250   $     11    5.87%    $  1,824   $     57    4.17%
Federal funds sold .................     18,338        552    4.01%    $  8,010        331    5.51%
                                       ------------------------------------------------------------
Total interest-earning assets ......   $580,579   $ 32,806    7.53%    $602,929   $ 34,287    7.58%
Total noninterest-earning assets ...   $ 33,280                        $ 25,068
                                       --------                        --------
TOTAL ASSETS .......................   $613,859                        $627,997
                                       ========                        ========

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

3 Interest income on loans includes amortization of loan fees, which is not material.

Distribution of Assets, Liabilities and Stockholders' Equity

(dollars in thousands)

                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                               Nine Months Ended September 30,
                                               --------------------------------------------------------------
                                                            2001                            2000
                                               Average    Revenue/   Yield/    Average     Revenue/    Yield/
                                               Balance    Expense     Rate     Balance     Expense      Rate
                                               --------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets .   $221,771   $  4,711    2.83%    $216,092    $  5,955    3.67%
  Time deposits < $100,000 .................    159,525      6,796    5.68%     160,105       6,662    5.55%
  Time deposits > $100,000 .................     60,701      2,722    5.98%      62,626       2,859    6.09%
                                               -------------------------------------------------------------
Total deposits .............................   $441,997   $ 14,229    4.29%    $438,823    $ 15,476    4.70%
Other borrowed funds .......................     25,100        934    4.97%      58,877       2,625    5.94%
                                               -------------------------------------------------------------
Total Interest-bearing liabilities .........   $467,097   $ 15,163    4.33%    $497,700    $ 18,101    4.85%

             Noninterest-bearing liabilities
Demand deposits ............................   $ 50,811                        $ 47,014
Other liabilities ..........................      5,754                           5,023
                                               --------                        --------
Stockholders' equity .......................   $ 90,197                        $ 78,260
                                               --------                        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .   $613,859                        $627,997
                                               ========                        ========

Net interest income ........................             $ 17,642     4.05%                $ 16,186    3.58%
                                                         ========                          ========
Margin Analysis

Interest income/ earning assets ............             $ 32,806     7.53%                $ 34,287    7.58%
Interest expense/earning assets ............               15,163     3.48%                  18,101    4.00%
Net interest income/earning assets .........               17,642     4.05%                  16,186    3.58%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

Net Interest Income

For the nine months ended September 30, 2001, the Company's net interest margin was 4.05% compared to 3.58% for the nine months ended September 30, 2000. Net interest income, prior to the adjustment for tax-exempt income, for the first nine months of the year ended September 30, 2001 and September 30, 2000 totaled $16,328,000 and $14,779,000, respectively. This 10.5% increase resulted primarily from lower interest expense attributable to lower interest rates on savings, NOW and money market accounts and from a significant reduction in both the volume and interest rates on other borrowed funds.

For the nine months ended September 30, 2001, interest income decreased $1,390,000 or 4.2% when compared to the same period in 2000. This decrease was primarily attributable to the lower volume of investment securities whose proceeds were utilized to lower the level of other borrowed funds.

Interest expense decreased $2,939,000 or 16.2% for the nine months ended September 30, 2001 when compared to the same period in 2000. Interest expense on savings, NOW and money market accounts was significantly lower in 2001 while total interest expense on certificates of deposit did not change considerably. The lower volume and interest rates on other borrowed funds contributed to the lower level of interest expense.

Provision for Loan Losses

The Company provided $557,000 for loan losses for the nine months ended September 30, 2001 compared to $346,000 during the same period last year. While general provisions for strong loan growth accounted most of the provisions expense in the first three quarter of 2000, this year's current provisions are the result of a deterioration in credit quality in a pool of purchased leases with September 30, 2001 outstanding balances of $2,786,000.

Noninterest Income and Expense

Noninterest income increased $799,000, or 24.7% during the nine months ended September 30, 2001 compared to the same period in 2000. The increase can be attributed to significant securities gains in the Company's equity portfolio of $1,154,000 in 2001 compared to $548,000 in the first three quarter of 2000.

Noninterest expense increased $355,000 or 4.4% for the first nine months of 2001 compared to the same period in 2000. Noninterest expense items that increased from the nine months ended September 30, 2001 compared to same period in 2000 included higher salaries and benefits of $309,000 which were 6.5% higher and legal and professional fees that reflect an increase of $98,000 or 32.4% primarily as the result of registering the Company's common stock with Securities and Exchange Commission.

Income Taxes

The provision for income taxes for the nine months ending September 30, 2001 and 2000 was $3,340,000 and $2,711,000, respectively. This amount represents an effective tax rate of 29.5% for the first nine months of 2001, compared to 28.4% for the same period in 2000. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Financial Condition

Assets

For the quarter ended September 30, 2001, total assets were $625,465,000, a $6,080,000 increase compared to December 31, 2000 totals. This higher level of assets is attributable to significant volume of federal funds sold resulting from temporary large public fund deposit balances associated with the collection of property taxes. A lower volume of loans and investment securities largely offsets the increase in federal funds sold.

Investment Portfolio

The decrease in the volume of investments securities to $220,579,000 on September 30, 2001 from $232,706,000 on December 31, 2000 resulted from the proceeds from maturing and called investment securities being utilized to lower the level of other borrowings.

Loan Portfolio

Net loans as of September 30, 2001 totaled $326,562,000, a decrease of $17,453,000 from outstanding balances as of December 31, 2000. Average loans outstanding for the nine months ending September 30, 2001 totaled $344,491,000 compared to a year-end 2000 average balance of $339,115,000. The decreased level of loans relates to significant market competition for loans.

Problem loans totaled $3,448,000 as of September 30, 2001 compared to $2,905,000 as of December 31, 2000. Problem loans includes loans accounted for on a non-accrual basis; accruing loans which are contractually past due 90 days or more as to principal or interest payments; and any restructured loans. As of September 30, 2001, non-accrual loans totaled $2,995,000, past due loans still accruing totaled $453,000 and there were no restructured loans outstanding. Other real estate owned as of September 30, 2001 and December 31, 2000 totaled $101,000 and $76,000, respectively. As of September 30, 2001, potential problem loans and leases consisted of a pool of purchased leases with a September 30, 2001 balance of $2,786,000.

Net charge offs were $508,000 for the nine months ended September 30, 2001 as compared to $4,000 in net recoveries for the nine months ended September 30, 2000. Losses related to purchased leases totaled $376,000 with the remaining losses coming from previously identified problem loans. The resulting allowance for loan losses as percentage of outstanding loans as of September 30, 2001 and December 31, 2000 was 1.63% and 1.54%, respectively.

The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower; a realistic determination of value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; an analysis of the levels and trends of loan categories and a review of delinquent and classified loans.

Deposits increased by $10,490,000 from year-end 2000 and are $11,117,000 higher than September 30, 2000 balances. The increase in deposits from year end is attributable to a large influx of public funds invested on a short-term basis until the funds are withdrawn over the following 30 to 60 day period. The Company's deposits typically increase significantly at the end of the first and third quarters as local municipalities receive local property tax payments.

Other borrowed funds as of September 30, 2001, consisted primarily of Federal Home Loan Bank advances and securities sold under agreements to repurchase totaling $21,501,000 compared to total other borrowing as of December 31, 2000 of $35,007,000. The combination of repaying other borrowings with proceeds from investment securities and a reduction in loan volume since December 31, 2000 contributed to the lower level of borrowings.

Stockholders equity increased to $93,439,000 as of September 30, 2001 as earnings and unrealized gains on securities available for sale continued to augment the company's strong capital base.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposits. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal fund purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations. Net cash from operating activities contributed $8,613,000 and $5,636,000 to liquidity for the nine months ended September 30, 2001 and 2000, respectively. Liquid assets including cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions increased to $64,631,000 as of September 30, 2001 compared to year-end 2000 balance of $29,368,000. The increase in fed funds sold is attributable to public fund deposits and maturing and callable investment securities.

Securities available for sale declined to $220,579,000 as of September 30, 2001 from $232,706,000 as of December 31, 2000. Proceeds from called and maturing investment securities have been utilized to decrease the Company's other borrowings and are also being invested in federal funds sold market in lieu of a more favorable investment environment.

To provide additional external liquidity, the Banks have outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $51,400,000 and federal funds borrowing capacity at correspondent banks of $46,000,000. The FHLB advances for the Company totaled $4,500,000 and $16,000,000, respectively as of September 30, 2001 and December 31, 2000. The Company as of September 30, 2001 was not borrowing any federal funds but had outstanding securities sold under agreement to repurchase of $17,001,000. Management believes that the Company's liquidity sources will be sufficient to support existing operations for the foreseeable future.

The Company's total stockholder's equity increased to $93,439,000, September 30, 2001, from $86,177,000, December 31, 2000. September 30, 2001 stockholders' equity was 14.9% of total assets, compared to 13.9 % at December 31, 2000. Total equity increased due to the retention of earnings and from appreciation in the Company and Banks' stock and bond portfolios. No material capital expenditures or material changes in the capital resource mix are anticipated at this time. Management believes that, as of September 30, 2001, the Company and its Banks meet the capital requirements to which they are subject. As of that date, all the Company's Banks were "well capitalized" under regulatory prompt corrective action provisions.

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

        None

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits

            None

       (b)  Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMES NATIONAL CORPORATION

DATE: November 14, 2001                       By:  /s/ Daniel L. Krieger
                                                   -----------------------------
                                                   Daniel L. Krieger, President

                                              By:  /s/ John P. Nelson
                                                   -----------------------------
                                                   John P. Nelson
                                                   Principal Financial Officer