Form 10-K
period 2001-12-31
AMES NATIONAL CORP
filed 2002-04-01
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001.      Commission File Number 0-32637

                            AMES NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              IOWA                                       42-1039071
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     405 FIFTH STREET, AMES, IOWA                                     50010
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

                                 (515) 232-6251
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $5.00 PAR VALUE
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 was $74,610,560.

The number of shares outstanding of the registrant's common stock, $5.00 par value, on February 28, 2002, were 3,125,229.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, as filed with the Securities and Exchange Commission on March 25, 2002, are incorporated by reference under Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                                                            PAGE

Part I

Item 1.  Business..........................................................    3
Item 2.  Properties........................................................   13
Item 3.  Legal Proceedings.................................................   13
Item 4.  Submission of Matters to a Vote of Shareholders...................   14

Part II

Item 5.  Market for Registrant's Common Stock and Related
           Shareholder Matters.............................................   14
Item 6.  Selected Financial Data...........................................   15
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results Of Operations.............................   16
Item 7A. Quantitative and Qualitative Disclosures about Market Risk........   28
Item 8.  Financial Statements and Supplementary Data.......................   30
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................   49

Part III

Item 10. Directors and Executive Officers of the Registrant................   50
Item 11. Executive Compensation............................................   50
Item 12. Security Ownership of Certain Beneficial Owners and Management....   50
Item 13. Certain Relationships and Related Transactions....................   50

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   51

                                     PART I

ITEM 1.  BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100 percent of the stock of four banking subsidiaries consisting of one national bank and three state-chartered banks, as described below. All of the Company's operations are conducted in the State of Iowa and primarily within the central Iowa counties of Boone and Story where the Company's banking subsidiaries are located. The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries. The principal executive offices of the Company are located at 405 Fifth Street, Ames, Iowa 50010 and its telephone number is (515) 232-6251.

The Company was organized and incorporated on January 21, 1975 under the laws of the State of Iowa to serve as a holding company for its principal banking subsidiary, First National Bank, Ames, Iowa ("First National") located in Ames, Iowa. In 1983, the Company acquired the stock of the State Bank & Trust Co. ("State Bank") located in Nevada, Iowa; in 1991, the Company, through a newly-chartered state bank known as Boone Bank and Trust Co. ("Boone Bank"), acquired certain assets and assumed certain liabilities of the former Boone State Bank & Trust Company located in Boone, Iowa; and in 1995, the Company acquired the stock of the Randall-Story State Bank ("Randall-Story Bank") located in Story City, Iowa. First National, State Bank, Boone Bank and Randall-Story Bank are each operated as a wholly owned subsidiary of the Company. These four financial institutions are referred to in this Form 10-K collectively as the "Banks" and individually as a "Bank".

The principal sources of Company revenue are: (i) interest and fees earned on loans made by the Banks; (ii) service charges on deposit accounts maintained at the Banks; (iii) interest on fixed income investments held by the Banks; (iv) fees on trust services provided by those Banks exercising trust powers; and (v) securities gains and dividends on equity investments held by the Company and the Banks.

The Banks' lending activities consist primarily of short-term and medium-term commercial and real estate loans, agricultural and business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans and secondary mortgage loan origination. The Banks also offer a variety of demand, savings and time deposits, cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks and automated teller machine access. Three of the four Banks also offer trust services.

The Company provides various services to the Banks which include, but are not limited to, management assistance, auditing services, human resources services and administration, compliance management, marketing assistance and coordination, loan review and assistance with respect to computer systems and procedures.

On February 14, 2002, the Company submitted an application to the Office of the Comptroller of the Currency ("OCC") to establish a de novo national bank in Marshalltown, Iowa under the name "United Bank & Trust National Association" (the "Proposed Bank"). The Company received preliminary conditional approval to establish the Proposed Bank from the OCC on March 20, 2002. Final approval from the OCC is contingent, among other things, upon approval by the Board of Governors of the Federal Reserve System of the Company's application to establish the Proposed Bank and approval by the Federal Deposit Insurance Corporation ("FDIC") of deposit insurance for the Proposed Bank. Provided that all regulatory approvals are received within the expected timeframe, the Company contemplates that the Proposed Bank will commence operations during the second or third quarter of 2002. Additional information concerning the Proposed Bank is set forth below.

Banking Subsidiaries

First National Bank, Ames, Iowa. First National is a nationally chartered, commercial bank insured by the FDIC. It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company. First National provides full-service banking to businesses and residents within the Ames community and surrounding area. It provides a variety of products and services designed to meet the needs of the market it serves. It has an experienced staff of bank officers who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships. First National conducts business out of three full-service offices and one super market location, all located in the city of Ames.

As of December 31, 2001, First National had capital of $34,192,364 and 90 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income of $5,834,000 in 2001, $4,800,000 in 2000 and $5,659,000 in 1999. Total assets as of December 31, 2001,
2000 and 1999 were $349,702,000, $341,864,000 and $343,461,000, respectively.

State Bank & Trust Co., Nevada, Iowa. State Bank is an Iowa, state-chartered, FDIC insured commercial bank. State Bank was acquired by the Company in 1983 through a stock transaction whereby the then shareholders of State Bank exchanged all their State Bank stock for stock in the Company. State Bank was organized in 1939 and provides full-serve banking to businesses and residents within the Nevada area from its main Nevada location and two offices; one in McCallsburg, Iowa and the other in Colo, Iowa. It is strong in agricultural, commercial, and residential real estate lending. State Bank also provides a broad line of property, casualty, personal and business insurance products to its customers.

As of December 31, 2001, State Bank had capital of $10,128,000 and 23 full-time equivalent employees. It had net income of $1,294,000 in 2001, $1,134,000 in 2000 and $1,284,000 in 1999. Total assets as of December 31, 2001, 2000 and 1999 were $94,004,000, $97,285,000 and $92,436,000, respectively.

Boone Bank and Trust Co., Boone, Iowa. Boone Bank is an Iowa, state-chartered, FDIC insured commercial bank. Boone Bank was organized in 1992 by the Company under a new state charter in connection with a purchase and assumption transaction whereby Boone Bank purchased certain assets and assumed certain liabilities of the former Boone State Bank & Trust Company in exchange for a cash payment. It provides full service banking to businesses and residents within the Boone community and surrounding area. It is actively engaged in agricultural, consumer and commercial lending, including real estate, operating and equipment loans. It conducts business from its main office and a full service office, both located in Boone.

As of December 31, 2001, Boone Bank had capital of $10,032,000 and 26 full-time equivalent employees. It had net income of $1,302,000 in 2001, $1,178,000 in 2000 and $1,306,000 in 1999. Total assets as of December 31, 2001, 2000 and 1999 were $94,356,000, $99,867,000 and $99,294,000, respectively.

Randall-Story State Bank, Story City, Iowa. Randall-Story Bank is an Iowa, state-chartered, FDIC insured commercial bank. Randall-Story Bank was acquired by the Company in 1995 through a stock transaction whereby the then shareholders of Randall-Story Bank exchanged all their Randall-Story Bank stock for stock in the Company. Randall-Story Bank was organized in 1928 and provides full-service banking to Story City and the surrounding area from its main location in Story City and a full service office in Randall, Iowa. While its primary emphasis is in agricultural lending, Randall-Story Bank also provides the traditional lending services typically offered by community banks. It also owns a small insurance agency which operates out of the Randall office.

As of December 31, 2001, Randall-Story Bank had capital of $6,933,000 and 16 full-time equivalent employees. It had net income of $692,000 in 2001, $744,000 in 2000 and $611,000 in 1999. Total assets as of December 31, 2001, 2000 and 1999 were $63,680,000, $60,312,000 and $55,024,000, respectively.

The business plan for the Proposed Bank submitted as part of the OCC application provides that the Proposed Bank will be established as a de novo national bank in Marshalltown, Iowa. The Proposed Bank will operate as a community bank offering a broad range of deposit and loan products, as well as internet banking and trust services, to customers located in the Marshalltown and surrounding Marshall County, Iowa area. The Proposed Bank will be wholly-owned by the Company and will be capitalized through a $5 million contribution to capital (consisting of $1.5 million of capital and $3.5 million of surplus) to be made by the Company. The capital contribution to be made by the Company will be financed through the sale of a portion of the Company's investment portfolio.

Business Strategy and Operations

As a locally owned, multi-bank holding company, the Company emphasizes strong personal relationships to provide products and services that meet the needs of the Banks' customers. The Company seeks to achieve growth and maintain a strong return on equity. To accomplish these goals, the Banks focus on small to medium size businesses that traditionally wish to develop an exclusive relationship with a single bank. The Banks, individually and collectively, have the size to give the personal attention required by business owners, in addition to the credit expertise to help businesses meet their goals.

The Banks offer a full range of deposit services that are typically available in most financial institutions, including checking accounts, savings accounts and other time deposits of various types, ranging from money market accounts to longer term certificates of deposit. One major goal in developing the Banks' product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to each Bank's principal market area at rates competitive in that Bank's market. In addition, retirement accounts such as IRAs (Individual Retirement Accounts) are available. The FDIC insures all deposit accounts up to the maximum amount. The Banks solicit these accounts from small-to-medium sized businesses in their respective primary trade areas, and from individuals who live and/or work within these areas. No material portion of the Banks' deposits has been obtained from a single person or from a few persons. Therefore, the Company does not believe that the loss of the deposits of any person or of a few persons would have an adverse effect on the Banks' operations or erode their deposit base.

Loans are provided to creditworthy borrowers regardless of their race, color, national origin, religion, sex, age, marital status, disability, receipt of public assistance or any other basis prohibited by law. The Banks intend to fulfill this commitment while maintaining prudent credit standards. In the course of fulfilling this obligation to meet the credit needs of the communities which they serve, the Banks give consideration to each credit application regardless of the fact that the applicant may reside in a low to moderate income neighborhood, and without regard to the geographic location of the residence, property or business within their market areas.

The Banks provide innovative, quality financial products, such as Internet banking and trust services that meet the banking needs of their customers and communities. The loan programs and acceptance of certain loans may vary from time-to-time depending on the funds available and regulations governing the banking industry. The Banks offer all basic types of credit to their local communities and surrounding rural areas, including commercial, agricultural and consumer loans. The types of loans within these categories are as follows:

Commercial Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations and other business entities such as municipalities and individuals where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and often times involve personal guarantees given by the owners of the business. The types of loans the Banks offer include:

-  financing guaranteed under Small Business Administration programs
-  operating and working capital loans
-  loans to finance equipment and other capital purchases
-  commercial real estate loans
-  business lines of credit
-  term loans
-  loans to professionals
-  letters of credit

Agricultural Loans. The Banks by nature of their location in central Iowa are directly and indirectly involved in agriculture and agri-business lending. This includes short-term seasonal lending associated with cyclical crop and livestock production, intermediate term lending for machinery, equipment and breeding stock acquisition and long-term real estate lending. These loans are typically secured by the crops, livestock, equipment or real estate being financed. The basic tenet of the Banks' agricultural lending philosophy is a blending of strong, positive cash flow supported by an adequate collateral position, along with a demonstrated capacity to withstand short-term negative impact if necessary. Applicable governmental subsidies and affiliated programs are utilized if warranted to accomplish these parameters. Approximately 15 percent of the Banks' loans have been made for agricultural purposes. The Banks have not experienced a material adverse effect on their business as a result of defaults on agricultural loans and do not anticipate at the present time experiencing any such effect in the future.

Consumer Loans. Consumer loans are typically available to finance home improvements and consumer purchases, such as automobiles, household furnishings, boats and education. These loans are made on both a secured and an unsecured basis. The following types of consumer loans are available:

-  automobiles and trucks
-  boats and recreational vehicles
-  personal loans and lines of credit
-  home equity lines of credit
-  home improvement and rehabilitation loans
-  consumer real estate loans

Other types of credit programs, such as loans to nonprofit organizations, to public entities, for community development and to other governmental offered programs also are available.

First National, Boone Bank and State Bank offer trust services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts and agency accounts. The Banks also provide farm management, investment and custodial services for individuals, businesses and non-profit organizations.

The Banks earn fees from the origination of residential mortgages that are sold in the secondary real estate market without retaining the mortgage servicing rights.

The Banks offer traditional banking services, such as safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated teller machine access and automatic drafts (ACH) for various accounts. State Bank offers individual, professional and business insurance services through a subsidiary established for that purpose.

Credit Management

The Company strives to achieve sound credit risk management. In order to achieve this goal, the Company has established uniform credit policies and underwriting criteria for the Banks' loan portfolios. The Banks diversify in the types of loans offered and are subject to regular credit examinations, annual internal and external loan audits and annual review of large loans, as well as quarterly reviews of loans experiencing deterioration in credit quality. The Company attempts to identify potential problem loans early, charge off loans promptly and maintain an adequate allowance for loan losses. The Company has established credit guidelines for the Banks' lending portfolios which include guidelines relating to the more commonly requested loan types, as follows:

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios of 75 percent and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination. Fully amortized monthly repayment terms normally do not exceed twenty years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks' collateral interests. Commercial and agricultural real estate loans represent approximately 42 percent of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa's agricultural sector that is dependent on weather conditions and government programs.

Commercial and Agricultural Operating Lines - These loans are made to businesses and farm operations with terms up to twelve months. The credit needs are generally seasonal with the source of repayment coming from the entity's normal business cycle. Cash flow reviews are completed to establish the ability to service the debt within the terms of the loan. A first priority lien on the general assets of the business normally secure these types of loans. Loan to value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Crop and hail insurance is required for most agricultural borrowers. Loans are generally guaranteed by the principal(s).

Commercial and Agricultural Term Loans - These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Terms are generally the lesser of five years or the useful life of the asset. Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan to value is generally 75 percent of the cost or value of the assets. Loans are normally guaranteed by the principal(s). Commercial and agricultural operating and term loans represent approximately 22 percent of the loan portfolio.

Residential First Mortgage Loans - Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods of no longer than seven years. The maximum amortization of first residential real estate is 30 years. The loan-to-value ratios normally do not exceed 80 percent without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks' collateral position. Loans secured by one to four family residential properties represent approximately 26 percent of the loan portfolio.

Home Equity Term Loans - These loans are normally for the purpose of home improvement or other consumer purposes and are secured by a junior mortgage on residential real estate. Loan-to-value ratios normally do not exceed 90 percent of market value.

Home Equity Lines of Credit - The Banks offer a home equity line of credit with a maximum term of 60 months. These loans are secured by a junior mortgage on the residential real estate and normally do not exceed a loan-to-market value ratio of 90 percent with the interest adjusted quarterly.

Consumer Loans - Consumer loans are normally made to consumers under the following guidelines. Automobiles - loans on new and used automobiles will not exceed 80 and 75 percent of the value, respectively. Recreational vehicles and boats - 66 percent of the value. Mobile home - maximum term on these loans is 180 months with the loan-to-value ratio generally not exceeding 66 percent. Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Banks' collateral position. Unsecured - The term for unsecured loans generally does not exceed 12 months. Consumer and other loans represent approximately 6 percent of the loan portfolio.

Employees

At December 31, 2001, the Banks had a total of 163 full-time equivalent employees including eight full-time Company employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, a 401(k) profit sharing plan, a money purchase plan and an employee stock purchase plan. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

Market Area

The Company operates four commercial banks with locations in Story and Boone Counties in central Iowa.

First National is located in Ames, Iowa with a population of 50,731. The major employers are Iowa State University, Ames Laboratories, Iowa Department of Transportation, Mary Greeley Medical Center, National Veterinary Services Laboratory, Ames Community Schools, City of Ames, Barilla, Sauer-Danfoss and McFarland Clinic. First National's primary business includes providing retail banking services and business and consumer lending. First National has a minimum exposure to agricultural lending.

Boone Bank is located in Boone, Iowa with a population of 12,800. Boone is the county seat of Boone County. The major employers are Fareway Stores, Inc., Patterson Dental Supply Co., Union Pacific Railroad, and Communication Data Services. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 6,658. Nevada is the county seat of Story County. The major employers are Print Graphics, General Financial Supply, Central Iowa Printing, Burke Corporation and Almaco. State Bank provides various types of loans with a major agricultural presence. It provides a wide variety of banking services and products including insurance services to its customers.

Randall-Story Bank is located in Story City, Iowa with a population of 3,228. The major employers are Pella Corporation, Bethany Manor, American Packaging, Precision Machine and Record Printing. Located in a major agricultural area, it has a strong presence in this type of lending. As a full service commercial bank it provides a full line of products and services including insurance services.

The Proposed Bank will be located in Marshalltown, Iowa with a population of 26,000. The major employers are Swift & Co., Fisher Controls International, Lenox Industries and Marshalltown Medical & Surgical Center.

Competition

The geographic market area served by the Banks is highly competitive with respect to both loans and deposits. The Banks compete principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, finance divisions of auto and farm equipment companies, agricultural suppliers and other financial service providers. Some of these competitors are local, while others are statewide or nationwide. The major commercial bank competitors include several regional banks, F & M Bank and Firstar Bank, and nationwide banks, U.S. Bank National Association and Wells Fargo Bank, that have a branch office or offices within the Banks' primary trade areas. Among the advantages such larger banks have are their ability to finance extensive advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. Such banks offer certain services, which are not offered directly by the Banks, but that may be offered through correspondent banking institutions. These larger banking organizations have much higher legal lending limits than the Banks and thus are better able to finance large regional, national and global commercial customers.

In order to compete with the other financial institutions in their primary trade areas, the Banks use, to the fullest extent possible, the flexibility, which is accorded by independent status. This includes an emphasis on specialized services, local promotional activity and personal contacts by the Banks' officers, directors and employees. In particular, the Banks compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services. The Banks compete for loans primarily by offering competitive interest rates, experienced lending personnel and quality products and services.

As of December 31, 2001, there were approximately 21 other banks or savings and loan associations having approximately 37 offices or branch offices within Boone and Story County, Iowa where the Banks' offices are located. First National, State Bank and Randall-Story Bank together have the largest percentage of deposits in Story County and Boone Bank has the highest percentage of deposits in Boone County.

In Marshall County, Iowa, the location of the Proposed Bank in Marshalltown, Iowa, there were 11 banks and savings institutions with approximately $700 million in deposits as of June 30, 2001. The two largest banks accounted for nearly 60% of the total deposits.

The Banks also compete with the financial markets for funds. Yields on corporate and government debt securities and commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for funds with money market instruments and similar investment vehicles offered by competitors including brokerage firms, insurance companies, credit card issuers and retailers such as Sears. Money market funds offered by these types of organizations have provided substantial competition for deposits. This trend will likely continue in the future.

The Company anticipates bank competition will continue to change materially over the next several years as more banks, including the major regionals and nationals, continue to consolidate. The larger financial institutions will continue to consolidate their branch systems by providing incentives to their customers to use electronic banking instead of brick and mortar branches. Credit unions, because of their income tax benefits, will continue to show substantial growth.

Supervision and Regulation

The following discussion generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries and therefore do not purport to be complete and are qualified in their entirety by reference to those statutes and regulations. In addition, due to the numerous statutes and regulations that apply to and regulate the operation of the banking industry, many are not referenced below.

The Company and the Banks are subject to extensive federal and state regulation and supervision. Regulation and supervision of financial institutions is primarily intended to protect depositors and the FDIC rather than shareholders of the Company. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years, particularly with the passage of the Financial Services Modernization Act. There is reason to expect that similar changes will continue in the future. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of the Company. The Company is unable to predict the nature or the extent of the effects on its business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

The Company

The Company is a bank holding company by virtue of its ownership of the Banks, and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), which subjects the Company and the Banks to supervision and examination by the Federal Reserve. Under the BHCA, the Company files with the Federal Reserve annual reports of its operations and such additional information as the Federal Reserve may require.

Source of Strength to the Banks. The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's position that in serving as a source of strength to its subsidiary banks, bank holding companies should use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. It should also maintain the financial flexibility and capital raising capacity to obtain additional resources for providing assistance to its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

Federal Reserve Approval. Bank holding companies must obtain the approval of the Federal Reserve before they: (i) acquire direct or indirect ownership or control of any voting stock of any bank if, after such acquisition, they would own or control, directly or indirectly, more than 5 percent of the voting stock of such bank; (ii) merge or consolidate with another bank holding company; or (iii) acquire substantially all of the assets of any additional banks.

Non-Banking Activities. With certain exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting stock in any company other than a bank or a bank holding company unless the Federal Reserve finds the company's business to be incidental to the business of banking. When making this determination, the Federal Reserve in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects. A bank holding company may engage in permissible non-banking activities on a de novo basis, if the holding company meets certain criteria and notifies the Federal Reserve within ten (10) business days after the activity has commenced.

Under the Financial Services Modernization Act, eligible bank holding companies may elect (with the approval of the Federal Reserve) to become a "financial holding company." Financial holding companies are permitted to engage in certain financial activities through affiliates which had previously been prohibited activities for bank holding companies. Such financial activities include securities and insurance underwriting and merchant banking. At this time, the Company has not elected to become a financial holding company, but may choose to do so at some time in the future.

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person or group of persons acquiring "control" of a bank holding company to provide the Federal Reserve with at least 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve has 60 days to issue a notice disapproving the proposed acquisition, but the Federal Reserve may extend this time period for up to another 30 days. An acquisition may be completed before the disapproval period expires if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10 percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25 percent (or 5 percent if the "company" is a bank holding company) or more of the outstanding shares of the Company, or otherwise obtain control over the Company.

Affiliate Transactions. The Company and the Banks are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act: (i) limits the extent to which the financial institution or its subsidiaries may engage in "covered transactions" with an affiliate; and (ii) requires all transactions with an affiliate, whether or not "covered transactions," to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions.

State Law on Acquisitions. Iowa law permits bank holding companies to make acquisitions throughout the state. However, Iowa currently has a deposit concentration limit of 15 percent on the amount of deposits in the state that any one banking organization can control and continue to acquire banks or bank deposits (by acquisitions), which applies to all depository institutions doing business in Iowa.

Banking Subsidiaries

Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital adequacy requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches and dealings with affiliated persons.

First National is a national bank subject to primary federal regulation and supervision by the Office of the Comptroller of the Currency (the "OCC"). The FDIC, as an insurer of the deposits of First National, also has some limited regulatory authority over First National. State Bank, Boone Bank and Randall-Story Bank are state banks subject to regulation and supervision by the Iowa Division of Banking. The three state Banks are also subject to regulation and examination by the FDIC, which insures their respective deposits to the maximum extent permitted by law. The federal laws that apply to the Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and the deposit insurance fund of the FDIC and not to protect stockholders of such institutions or their holding companies.

The OCC and FDIC each has authority to prohibit banks under their supervision from engaging in what it considers to be an unsafe and unsound practice in conducting their business. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including internal controls, credit underwriting, asset growth, management compensation, ratios of classified assets to capital and earnings. FDICIA also contains provisions which are intended to change independent auditing requirements, restrict the activities of state-chartered insured banks, amend various consumer banking laws, limit the ability of "undercapitalized banks" to borrow from the Federal Reserve's discount window, require regulators to perform periodic on-site bank examinations and set standards for real estate lending.

Borrowing Limitations. Each of the Banks is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Subject to numerous exceptions based on the type of loans and collateral, applicable statutes and regulations generally limit loans to one borrower of 15 percent of total equity and reserves. Each of the Banks is in compliance with applicable loans to one borrower requirements.

FDIC Insurance. Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law.

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with applicable capital level requirements.

The current guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8 percent, of which at least 4 percent must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term preferred stock, 45 percent of unrealized gain of equity securities and general reserve for loan and lease losses up to 1.25 percent of risk weighted assets. None of the Banks has received any notice indicating that it will be subject to higher capital requirements.

Under these guidelines, banks' assets are given risk weights of 0 percent, 20 percent, 50 percent or 100 percent. Most loans are assigned to the 100 percent risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50 percent rating). Most investment securities are assigned to the 20 percent category, except for municipal or state revenue bonds (which have a 50 percent rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0 percent rating).

The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk based guidelines. The principal objective of the leverage ratio is to limit the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top rated institutions is 3 percent, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3 percent level is expected to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized,"
(ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized". Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of February 28, 2002, neither the Company nor any of the Banks were subject to any regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Furthermore, as of that same date, each of the Banks was categorized as "well capitalized" under regulatory prompt corrective action provisions.

Restrictions on Dividends. Dividends paid to the Company by the Banks is the major source of Company cash flow. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

First National, as a national bank, generally may pay dividends from undivided profits without restriction, provided that its surplus fund is at least equal to its common stock capital fund. Boone Bank, Randall-Story Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits. Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3 percent must be maintained against total transaction accounts of $35,600,000 or less (subject to an exemption not in excess of the first $5,700,000 of transaction accounts). A reserve of $1,068,000 plus 10 percent of amounts in excess of $35,600,000 must be maintained in the event total transaction accounts exceed $35,600,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

Bank Offices. Iowa law regulates the establishment of bank offices and thus may affect the Company's future plans to establish additional offices of its Banks. Pursuant to amendments to Iowa law effective February 21, 2001, current Iowa law permits a state bank to establish up to three (3) offices anywhere in the state. Until July 1, 2004, and in addition to the three offices which may be established anywhere in the state, a bank may only establish a bank office inside the boundaries of the county in which the principal place of business of the state bank is located and those counties contiguous to or cornering upon such county. The number of offices a state bank may establish in a particular municipality or urban complex may also be limited depending upon the population. Effective July 1, 2004, the geographical restrictions on bank office locations will be repealed. Finally, until July 1, 2004, Iowa law restricts the ability of a bank to establish a de novo office within the limits of a municipal corporation where there is an already established state or national bank or bank office.

Regulatory Developments

In 1999, the Financial Services Modernization Act was enacted which: (i) repealed historical restrictions on preventing banks from affiliating with securities firms; (ii) broadens the activities that may be conducted by national banks and banking subsidiaries of holding companies; and (iii) provides an enhanced framework for protecting the privacy of consumers' information. In addition, bank holding companies may be owned, controlled or acquired by any company engaged in financially related activities, as long as such company meets regulatory requirements. To the extent that this legislation permits banks to affiliate with financial services companies, the banking industry may experience further consolidation, although the impact of this legislation on the Company and the Banks is unclear at this time.

Regulatory Enforcement Authority

The enforcement powers available to federal and state banking regulators are substantial and include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions, or inactions, may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Applicable law also requires public disclosure of final enforcement actions by the federal banking agencies.

National Monetary Policies

In addition to being affected by general economic conditions, the earnings and growth of the Banks are affected by the regulatory authorities' policies, including the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply, credit conditions and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits and the Federal Reserve Discount Rate, which is the rate charged member banks to borrow from the Federal Reserve Bank. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies of the Federal Reserve have had a material impact on the operating results of commercial banks in the past and are expected to have a similar impact in the future. Also important in terms of effect on banks are controls on interest rates paid by banks on deposits and types of deposits that may be offered by banks. The Depository Institutions Deregulation Committee, created by Congress in 1980, phased out ceilings on the rate of interest that may be paid on deposits by commercial banks and savings and loan associations, with the result that the differentials between the maximum rates banks and savings and loans can pay on deposit accounts have been eliminated. The effect of deregulation of deposit interest rates has been to increase banks' cost of funds and to make banks more sensitive to fluctuation in market rates.

ITEM 2.  PROPERTIES

The Company's office is housed in the main office of First National located at 405 Fifth Street, Ames, Iowa. That building is owned by First National free of any mortgage and consists of approximately 36,000 square feet and includes a drive through banking facility. First National has nearly completed construction of a 16,000 square foot addition to the building. The Company's office is now located in the new addition. In addition to its main office, First National conducts its business through two full-service offices, the University office and the North Grand office, and one super-market location, the Cub Food office. All offices are located within the city of Ames. The North Grand office is owned by First National free of any mortgage. The University office is located in a 16,000 square foot multi-tenant property owned by the Company. First National occupies 5,422 square feet in that building under a 24 year lease with rent adjusted every six years based upon a consumer price index. The current annual rental is $120,804. The Cub Foods office is leased by First National from Super Valu Stores under a 20 year lease with a five year initial term and three, five year renewal options. The current annual rental payment is $19,000.

State Bank conducts its business from its main office located at 1025 Sixth Street, Nevada, Iowa and from two additional full-service offices located in McCallsburg and Colo, Iowa. All of these properties are owned by State Bank free of any mortgage.

Boone Bank conducts its business from its main office located at 716 Eighth Street, Boone, Iowa and from one additional full-service office also located in Boone, Iowa. All properties are owned by Boone Bank free of any mortgage.

Randall-Story Bank conducts its business from its main office located at 606 Broad Street, Story City, Iowa and from one additional full-service office located in Randall, Iowa. All of these properties are owned by Randall-Story Bank free of any mortgage.

It is anticipated that the Proposed Bank, upon receiving all regulatory approvals and commencing operations, will conduct its business from an office located at 2101 S. Center Street, Marshalltown, Iowa. This property will be purchased by the Proposed Bank from the individual who is expected to become the president of the Proposed Bank upon commencement of operations at a price that the Company believes to be the fair market value of the property.

The only property the Company owns is located at 2330 Lincoln Way, Ames, Iowa consisting of a multi tenant building of approximately 16,000 square feet. First National leases 5,422 square feet of this building to serve as its University office. The remaining space is currently leased to four other tenants who occupy the space for business purposes.

ITEM 3.  LEGAL PROCEEDINGS

The Banks are from time to time parties to various legal actions arising in the normal course of business. The Company believes that there is no threatened or pending proceeding against the Company or the Banks, which, if determined adversely, would have a material adverse effect on the business or financial position of the Company or the Banks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

On February 28, 2002, the Company had approximately 562 shareholders of record. The Company's common stock is traded in the over-the-counter market under the symbol "ATLO". Trading in the Company's common stock is, however, relatively limited. Market makers in the stock include US Bancorp Piper Jaffray, 402 Main Street, Ames, Iowa 50010 (515-233-4064); Howe Barnes Investments, Inc., 135 So. LaSalle, Chicago, IL 60603 (312-655-3000); and Monroe Securities, Inc., 47 State St., Rochester, NY 14614 (800-766-5560). Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

            2001                           2000
----------------------------   --------------------------
Quarter      High       Low     Quarter    High     Low
---------------------------------------------------------
  1st       $55.00    $40.00      1st     $55.00   $55.00
  2nd        44.50     36.25      2nd      57.00    55.00
  3rd        41.50     36.55      3rd      57.00    57.00
  4th        40.00     35.75      4th      55.00    55.00

The Company declared aggregate annual cash dividends in 2001 and 2000 of $5,187,000 and $4,932,000, respectively, or $1.66 per share in 2001 and $1.58 per share in 2000. In February 2002, the Company declared an aggregate cash dividend of $1,313,000 or $.42 per share. Quarterly dividends declared during the last two years were as follows:

                             2001                     2000
                     --------------------------------------------
                       Cash Dividends            Cash Dividends
Quarter              Declared Per Share        Declared Per Share
-----------------------------------------------------------------

  1st                       $0.40                      $0.38
  2nd                        0.42                       0.40
  3rd                        0.42                       0.40
  4th                        0.42                       0.40

The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors of the Company and will be subject to, among other things, the future earnings, capital requirements and financial condition of the Company and certain regulatory restrictions imposed on the payment of dividends by the Banks. Such restrictions are discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Company engaged in certain sales of its common stock during 2001 without registration of such sales under the Securities Act of 1933, as amended (the "Securities Act"). On June 15, 2001, the Company sold a total of 2,936 shares of its common stock, previously reacquired and held as treasury shares, at a price of $37.75 per share, for an aggregate purchase price of $110,834, to eligible employees and directors under the Ames National Corporation Stock Purchase Plan. The Company relied on Rule 504 promulgated under the Securities Act to exempt the issuance of such shares from the registration provisions of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2001 through 1997 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Selected Financial Data

                                                                  Year Ended December 31
                                            ------------------------------------------------------------------
                                                      (dollars in thousands, except per share amounts)
                                            ------------------------------------------------------------------
                                                2001         2000          1999          1998           1997
                                            ------------------------------------------------------------------
STATEMENT OF INCOME DATA
  Interest Income .......................   $   41,474    $   44,018    $   40,361    $   39,439    $   37,073
  Interest expense ......................       18,883        24,261        19,981        19,668        18,830
                                            ------------------------------------------------------------------
        Net interest income .............       22,591        19,757        20,380        19,771        18,243
  Provision for loan losses .............          898           460           166           437           279
  Net interest income after provision for
    loan losses .........................       21,693        19,297        20,214        19,334        17,964
  Noninterest income ....................        5,080         4,130         5,750         4,835         4,192
  Noninterest expense ...................       11,587        10,712        11,208        10,264         9,447
                                            ------------------------------------------------------------------
  Income before provision for income tax        15,186        12,715        14,756        13,905        12,709
  Provision for income tax ..............        4,639         3,596         4,429         4,279         3,966
                                            ------------------------------------------------------------------
        Net Income ......................   $   10,547    $    9,119    $   10,327    $    9,626    $    8,743
                                            ==================================================================

DIVIDENDS AND EARNINGS PER SHARE DATA
  Cash Dividends ........................   $    5,187    $    4,932    $    4,664    $    4,355    $    3,971
  Cash Dividends declared per weighted
    average share outstanding ...........   $     1.66    $     1.58    $     1.50    $     1.39    $     1.26
  Basic and diluted earnings per share ..   $     3.38    $     2.92    $     3.31    $     3.07    $     2.78
  Weighted average shares outstanding ...    3,123,885     3,120,375     3,118,427     3,138,939     3,143,656

BALANCE SHEET DATA
  Total Assets ..........................   $  622,280    $  619,385    $  605,881    $  579,956    $  542,460
  Net loans .............................      323,043       344,015       309,652       287,713       266,305
  Deposits ..............................      511,509       493,429       484,620       482,513       442,353
  Stockholders' equity ..................       93,622        86,177        76,073        79,109        74,045

  Equity to assets ratio ................       15.04%        13.91%        12.56%        13.64%        13.65%

FIVE YEAR FINANCIAL PERFORMANCE
  Net Income ............................   $   10,547    $    9,119    $   10,327    $    9,626    $    8,743
  Average Assets ........................      616,971       626,560       594,441       560,524       518,631
  Average Stockholders' Equity ..........       91,373        80,081        80,074        77,445        70,451
  Return on Assets (net income divided by
    average assets) .....................        1.71%         1.46%         1.74%         1.72%         1.69%
  Return on Equity  (net income divided
    by average equity) ..................       11.54%        11.39%        12.90%        12.43%        12.41%
  Efficiency Ratio (noninterest expense
    divided by noninterest income plus
    net interest income) ................       41.87%        44.84%        42.89%        41.71%        42.11%
  Dividend payout ratio (dividends per
    share divided by net income per
    share) ..............................       49.11%        54.11%        45.32%        45.28%        45.32%
  Equity to assets ratio (Average equity
    divided by average assets) ..........       14.81%        12.78%        12.78%        13.03%        13.58%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided for the consolidated operations of the Company, which includes its wholly owned banking subsidiaries, First National, State Bank, Boone Bank and Randall-Story Bank. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

Forward-Looking Statements

The discussion herein may contain forward-looking statements about the Company, its business and its prospects. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include use of the words "believe", "expect", "anticipate", "intend", "plan", "estimate" or words of similar meaning, or future or conditional verbs such as "will", "would", "should", "could" or "may". Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors, many of which are beyond the Company's control, could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Such risks and uncertainties with respect to the Company include those related to the economic environment, particularly in the areas in which the Company and the Banks operate, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, credit risk management and asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

General

The Company earned net income of $10,547,000 in 2001, compared to net income of $9,119,000 in 2000 and net income of $10,327,000 in 1999. The higher level of income in 2001 as compared to 2000 is attributable to lower interest expense on deposits and other borrowings partially offset by lower interest income on loans and investment securities. Income declined in 2000 in comparison to 1999 primarily as a result of reduced realized gains on securities ($716,000 in 2000 versus $1,266,000 in 1999) and a charged-off bond recovery of $846,000 in 1999 which did not recur in 2000. The Company's net income is derived principally from the operating results of the Banks. All four Banks are well-established financial institutions that have a record of profitable operations.

Financial Condition

Net loans for the year ended December 31, 2001, declined to $328,489,000 from $349,388,000 for the same period in 2000. The decline in loan volume can be attributed to a slowdown in local, state, and national economic activity and aggressive competition for loans. For the year 2000, net loans increased $34,363,000, and $26,323,000 of the increase was in real estate mortgage loans. A strong local economy, moderate interest rates and several new business opportunities in 2000 contributed to the loan growth. The reasons for the declining trend in the net interest margin prior to 2001 were the competitive pressures in the local markets and the higher deposit interest rates experienced in 2000. Currently, the Company's largest market, Ames, Iowa, has six banks, three thrifts, five credit unions and several other financial investment companies. In addition, several of the financial institutions have multiple branch locations. Multiple banks are also located in the Company's other communities creating similarly competitive environments. This high level of competition in the local markets will likely cause downward pressure on the net interest margin of the Company into the foreseeable future. The decrease in investment securities to $213,778,000 on December 31, 2001 compare to $232,706,000 on December 31, 2000 resulted from the proceeds of maturing and called investment securities being held as federal funds sold. These short-term funds are expected to be re-invested in longer-term assets as investment yields become more favorable. Total assets increased 0.47 percent in 2001, compared to an increase of 2.29 percent in 2000. The limited increase in assets in 2001 and 2000 was primarily attributable to market competition limiting deposit growth. In 2001, the rates paid on deposits were lower than in 2000 as a result of decreases in market interest rates. Deposits increased 3.66 percent in 2001 compared to an increase of 1.82 percent in 2000. The Banks continue to compete for deposits in market areas where the total deposit growth continues to be weak as a result of significant bank and non-bank competition. Other borrowings, including Federal Home Loan Bank Advances, federal funds purchased, and securities sold under agreement to repurchase, totaled $11,596,000 in 2001 compared to $35,007,000 in 2000. Other borrowings declined in 2001 as the result of the maturity and sale of securities.

Average Balance Sheet and Interest Rates

The following tables show average balances and interest income or interest expense, with the resulting average yield or rate by category of average earning asset or interest bearing liability.

ASSETS
(dollars in thousands)
                                                        2001                           2000                           1999
                                           -----------------------------------------------------------------------------------------
                                           Average    Revenue/   Yield/   Average    Revenue/    Yield/  Average    Revenue/  Yield/
                                           Balance    Expense    Rate     Balance    Expense     Rate    Balance    Expense   Rate
                                           -----------------------------------------------------------------------------------------
Interest-earning assets
  Loans ................................   $ 49,081   $  4,107    8.37%   $ 52,764   $  4,378    8.30%   $ 44,536   $  4,072   9.14%
  Commercial ...........................     28,302      2,492    8.81%     26,328      2,465    9.36%     24,242      2,365   9.76%
  Agricultural .........................    240,382     19,458    8.09%    232,823     18,963    8.14%    206,830     16,091   7.78%
  Consumer and other ...................     23,675      1,834    7.75%     27,200      2,500    9.19%     23,456      1,858   7.92%
                                           -----------------------------------------------------------------------------------------
        Total loans (including fees) ...   $341,440   $ 27,891    8.17%   $339,115   $ 28,306    8.35%   $299,064   $ 24,386   8.15%

Investment securities
  Taxable ..............................   $146,213   $  9,303    6.36%   $179,858   $ 11,644    6.47%   $186,504   $ 12,187   6.53%
  Tax-exempt ...........................     68,001      5,210    7.66%     72,521      5,442    7.50%     67,998      5,088   7.48%
                                           -----------------------------------------------------------------------------------------
        Total investment securities ....   $214,214   $ 14,513    6.78%   $252,379   $ 17,086    6.77%   $254,502   $ 17,275   6.79%

Interest bearing deposits with banks ...   $    251   $     13    5.18%   $  1,718   $     99    5.76%$     2,416   $    137   5.67%
Federal funds sold .....................     25,953        829    3.19%      5,602        377    6.73%      5,927        294   4.96%
                                           -----------------------------------------------------------------------------------------
        Total interest-earning assets ..   $581,858   $ 43,246    7.43%   $598,814   $ 45,868    7.66%   $561,909   $ 42,092   7.49%

Noninterest-earning assets
  Cash and due from banks ..............   $ 21,040                       $ 19,324                       $ 18,255
  Premises and equipment, net ..........      5,892                          5,285                          5,368
  Other, less allowance for loan losses       8,181                          3,137                          8,909
                                           --------                       --------                       --------
        Total noninterest-earning assets   $ 35,113                       $ 27,746                       $ 32,532
                                           --------                       --------                       --------

        Total assets ...................   $616,971                       $626,560                       $594,441
                                           ========                       ========                       ========

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

                    Average Balance Sheet and Interest Rates

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)                                    2001                          2000                         1999
                                             ---------------------------------------------------------------------------------------
                                             Average    Revenue/  Yield/   Average    Revenue/  Yield/  Average    Revenue/   Yield/
                                             Balance    Expense    Rate    Balance    Expense    Rate   Balance    Expense     Rate
                                             ---------------------------------------------------------------------------------------
Interest-bearing liabilities
  Deposits
  Savings, NOW accounts, and money markets   $228,908   $  5,727   2.50%   $218,795   $  8,144   3.72%  $212,612   $ 6,880     3.24%
  Time deposits < $100,000 ...............    158,625      8,736   5.51%    159,035      8,972   5.64%   157,268     8,327     5.29%
  Time deposits > $100,000 ...............     58,253      3,329   5.71%     62,052      3,823   6.16%    67,310     3,687     5.48%
                                             ---------------------------------------------------------------------------------------
  Total deposits .........................   $445,786   $ 17,792   3.99%   $439,882   $ 20,939   4.76%  $437,208   $18,894     4.32%
  Other borrowed funds ...................     23,008      1,091   4.74%     52,749      3,322   6.30%    22,854     1,087     4.76%
                                             ---------------------------------------------------------------------------------------
        Total Interest-bearing liabilities   $468,794   $ 18,883   4.03%   $492,631   $ 24,261   4.92%  $460,062   $19,981     4.34%
                                             ---------------------------------------------------------------------------------------
Noninterest-bearing liabilities
  Demand deposits ........................   $ 51,113                      $ 47,590                     $ 45,719
  Other liabilities ......................      5,691                         6,258                        8,586
                                             --------                      --------                     --------
Stockholders' equity .....................   $ 91,373                      $ 80,081                     $ 80,074
                                             --------                      --------                     --------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY .............   $616,971                      $626,560                     $594,441
                                             ========                      ========                     ========
Net interest income ......................              $ 24,363   4.19%              $ 21,607   3.61%             $ 22,111    3.93%
                                                        ========                      ========                     ========
Margin Analysis
  Interest income/earning assets .........              $ 43,246   7.43%              $ 45,868   7.66%             $ 42,092    7.49%
  Interest expense/earning assets ........                18,883   3.25%                24,261   4.05%               19,981    3.56%
  Net interest income/earning assets .....                24,363   4.19%                21,607   3.61%               22,111    3.93%

Rate and Volume Analysis

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates (dollars in thousands and in tax equivalent basis).

                                                     2001 Compared to 2000         2000 Compared to 1999
                                               --------------------------------------------------------------
                                                Volume      Rate       Total     Volume      Rate      Total
                                               --------------------------------------------------------------
Interest income
  Loans
    Commercial .............................   ($  308)   $    37    ($  271)   $   706    ($  400)   $   306
    Agricultural ...........................       179       (152)   $    27        198        (98)       100
    Real estate ............................       613       (118)       495      2,091        781      2,872
    Consumer and other .....................      (301)      (365)      (666)       321        321        642
                                               --------------------------------------------------------------
        Total loans (including fees) .......   $   183    ($  598)   ($  415)   $ 3,316    $   604    $ 3,920

Investment securities
  Taxable ..................................   ($2,144)   ($  197)   ($2,341)   ($  431)   ($  112)   ($  543)
  Tax-exempt ...............................      (344)       112       (232)       339         15        354
                                               --------------------------------------------------------------
        Total investment securities ........   ($2,488)   ($   85)   ($2,573)   ($   92)   ($   97)   ($  189)

Interest bearing deposits with banks .......   ($   77)   ($    9)   ($   86)   ($   40)   $     2    ($   38)
Federal funds sold .........................       741       (289)       452        (17)       100         83
                                               --------------------------------------------------------------
        Total Interest-earning assets ......   ($1,641)   ($  981)   ($2,622)   $ 3,167    $   609    $ 3,776

Interest-bearing liabilities
  Deposits
    Savings, NOW accounts, and money markets   $   361    ($2,778)   ($2,417)   $   205    $ 1,059    $ 1,264
    Time deposits < $100,000 ...............       (23)      (213)      (236)        94        551        645
    Time deposits > $100,000 ...............      (226)      (268)      (494)      (301)       437        136
                                               --------------------------------------------------------------
        Total deposits .....................   $   112    ($3,259)   ($3,147)   ($    2)   $ 2,047    $ 2,045
Other borrowed funds .......................    (1,551)      (680)    (2,231)     1,792        443      2,235
                                               --------------------------------------------------------------
        Total Interest-bearing liabilities .   ($1,439)   ($3,939)   ($5,378)   $ 1,790    $ 2,490    $ 4,280
                                               --------------------------------------------------------------
        Net interest income/earning assets .   ($  202)   $ 2,958    $ 2,756    $ 1,377    ($1,881)   ($  504)
                                               ==============================================================

1 The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company's largest component contributing to net income is net interest income, which is the difference between interest earned on earning assets which are primarily loans and investments and interest paid on interest bearing liabilities which are primarily deposits and borrowings. The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2001, 2000 and 1999, the Company's net interest margin was 4.19 percent, 3.61 percent and 3.93 percent, respectively. The improved net interest margin in 2001 is attributable to lower interest expense as the Company was able to lower deposit and other borrowings rates more quickly than loans and investment rates declined. Conversely, rising rates and market competition caused the net interest margin to decline in 2000.

The reasons for the declining trend in the net interest margin prior to 2001 were the competitive pressures in the local markets and the higher deposit interest rates experienced in 2000. Currently, the Company's largest market, Ames, Iowa, has six banks, three thrifts, five credit unions and several other financial investment companies. In addition, several of the financial institutions have multiple branch locations. Multiple banks are also located in the Company's other communities creating similarly competitive environments. This high level of competition in the local markets will likely cause downward pressure on the net interest margin of the Company into the foreseeable future.

Net interest income during 2001, 2000 and 1999 totaled $22,591,000,  $19,757,000 and $20,380,000, respectively, representing a 14.34 percent increase in 2001 from 2000 and a 3.06 percent decrease in 2000 compared to 1999. The higher net interest income in 2001 as compared to 2000 resulted from lower interest expense as the Company was able to lower deposit and other borrowings rates more quickly than loans and investment rates declined. Other borrowing costs were also down significantly as the result of a lower level of borrowing in 2001 versus 2000, as proceeds from maturing and sold investments were utilized to lower borrowing levels. The decrease in net interest income in 2000 as compared to 1999 is attributable to higher interest expense on interest bearing liabilities attributable to both volume and interest rate, partially offset by higher interest income on earning assets. The rising 2000 interest rate environment increased interest expense compared to 1999 as the funding liabilities repriced more quickly than the assets.

Provision For Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company provided $898,000 for loan losses during 2001 compared to $460,000 in 2000 and $166,000 in 1999. The primary reason for the increased allowance for loan losses in 2001 versus 2000 was the charge-off of $612,000 in commercial leases. The increased provision for loan losses in 2000 versus 1999 was due to the growth in the Banks' loan portfolios.

Management believes the allowance for loan losses to be adequate to absorb probable losses in the current portfolio. This statement is based upon management's continuing evaluation of inherent risks in the current loan portfolio, current levels of classified assets and general economic factors. The Company will continue to monitor the allowance and make future adjustments to the allowance as conditions dictate.

Noninterest Income and Expense

Non-interest  income during 2001, 2000 and 1999 totaled  $5,080,000,  $4,130,000 and $5,750,000, respectively, representing a 23.00 percent increase in 2001 from 2000 and a 28.17 percent decrease in 2000 compared 1999. The increase in 2001 can be attributed to higher security gains and increased revenues from deposit, trust and secondary market lending services. The decrease in 2000 was primarily related to a lower level of security gains, decreased income from secondary market loan fees and the non-recurrence of a recovery of a charged-off investment in 1999. The recovered investment was a corporate bond issued by the Bank of New England purchased for $1,004,000 in 1989 that was subsequently written down to $150,000 in 1991 and 1992 due to the commencement of bankruptcy proceedings by the issuer. The delay in the recovery was due to extended litigation involving the issuer's bankruptcy trustee, bank regulatory agencies and the issuer's external auditors.

Non-interest expense during 2001, 2000 and 1999 totaled $11,587,000, $10,712,000 and $11,208,000, respectively, representing a 8.17 percent increase in 2001 versus 2000 and a 4.43 percent decrease in 2000 compared to 1999. The higher noninterest expense in 2001 is primarily attributable to higher salary and benefits expenses, data processing costs, and professional fees associated with filings with the Securities and Exchange Commission. The decrease in 2000 was primarily related to lower costs associated with data processing, equipment and advertising. The percentage of non-interest expense to average assets was 1.88 percent in 2001, compared to 1.71 percent and 1.89 percent during 2000 and 1999, respectively.

Provision for Income Taxes

The provision for income taxes for 2001, 2000 and 1999 was $4,639,000, $3,596,000 and $4,429,000, respectively. This amount represents an effective tax rate of 30.54 percent during 2001, compared to 28.28 percent and 30.01 percent for 2000 and 1999, respectively. The Company's marginal federal tax rate is currently 35 percent. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Investment Portfolio

The following table presents the market values, which represent the carrying values due to the available-for-sale classification, of the Company's investment portfolio as of December 31, 2001, 2000 and 1999, respectively (dollars in thousands).

                                              ----------------------------------
                                                2001          2000        1999
                                              ----------------------------------

U.S. treasury securities ................     $ 12,548     $ 23,150     $ 29,599
U.S. government agencies ................       60,858       85,864       97,209
State and political subdivisions ........       63,109       61,411       64,582
Corporate bonds .........................       51,106       43,167       46,011
Equity securities .......................       26,157       19,114       16,763
                                              ----------------------------------
        Total ...........................     $213,778     $232,706     $254,164
                                              ==================================

Investments  in  States  and  political   subdivisions  represent  purchases  of
municipal bonds located primarily in the state of Iowa and contiguous states.

Investment in other securities includes corporate debt obligations of companies located and doing business throughout the United States. The debt obligations were all within the credit ratings acceptable under the Banks' investment policies with the exception of one corporate bond with an amortized cost of $496,000 and a market value of $448,000. The bond was rated by Moody's and Standard & Poor's rating service publications as BA1 and BB, respectively, as of December 31, 2001 falling outside the bank's acceptable rating standards subsequent to its purchase date of November 16, 1998. As of December 31, 2001, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10 percent of consolidated stockholders' equity.

Investment Maturities as of December 31, 2001

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties (dollars in thousands).

                                                     After one     After five
                                                      year but     years but
                                         Within        within        within        After
                                        One Year     five years    ten years     ten years        Total
                                       -------------------------------------------------------------------
U.S. treasury ......................   $    8,888    $    3,162    $      498    $       --    $    12,548
U.S. government agencies ...........        5,425        34,892        18,541         2,000         60,858
States and political subdivisions ..        6,953        20,283        24,026        11,847         63,109
Corporate bonds ....................        7,357        22,987        19,489         1,273         51,106
                                       -------------------------------------------------------------------
        Total ......................   $   28,623    $   81,324    $   62,554    $   15,120    $   187,621
                                       ===================================================================

Weighted average yield
  U.S. treasury ....................        6.41%         5.45%         5.20%           --           6.15%
  U.S. government agencies .........        6.07%         5.73%         6.54%         7.00%          6.06%
  States and political subdivisions*        7.24%         7.38%         7.65%         7.57%          7.51%
  Corporate bonds ..................        7.36%         6.51%         6.44%         6.42%          6.60%
                                       -------------------------------------------------------------------
        Total ......................        6.76%         6.36%         6.93%         7.40%          6.70%

* Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

Loan Portfolio

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2001 (dollars in thousands).

                            ----------------------------------------------------
                              2001       2000       1999       1998       1997
                            ----------------------------------------------------
Real Estate
   Construction .........   $ 12,677   $ 12,221   $  9,062   $  7,641   $  8,562
   1-4 family residential     84,379     97,663     89,171     84,767     80,632
   Commercial ...........    117,211    112,415     98,840     83,115     69,193
   Agricultural .........     21,029     21,095     19,999     18,336     17,202
Commercial ..............     45,631     53,955     48,920     52,458     50,387
Agricultural ............     27,367     28,199     25,575     23,882     23,682
Consumer and other ......     20,920     24,576     23,897     23,263     22,023
                            ----------------------------------------------------
        Total loans .....    329,214    350,124    315,464    293,462    271,681
Deferred loan fees, net .        725        736        826        903        917
                            ----------------------------------------------------
        Net loans .......   $328,489   $349,388   $314,638   $292,559   $270,764
                            ====================================================

The Company's loan portfolio consists of commercial loans, agricultural loans, commercial real estate and residential real estate loans and consumer loans. As of December 31, 2001, gross loans totaled approximately $329 million, which equals approximately 64 percent of total deposits and 53 percent of total assets. As of December 31, 2001, the majority of the loans were originated directly by the Banks to borrowers within the Banks' principal market areas. There are no foreign loans outstanding during the years presented.

Commercial loans consist primarily of loans to businesses for various purposes including revolving lines to finance current operations, floor-plans, inventory and accounts receivable; capital expenditure loans to finance equipment and other fixed assets; and letters of credit. These loans generally have short maturities, have either adjustable or fixed rates and are unsecured or secured by inventory, accounts receivable, equipment and/or real estate.

Agricultural loans play an important part in the Banks' loan portfolios. Iowa is a major agricultural state and is a national leader in both grain and livestock production. The Banks play a significant role in their communities in financing operating, livestock and real estate activities.

All lending is done on a personal basis using cash flow as the most important criterion after assessing the borrower's character. Government programs are utilized where the benefit to both borrower and lender is evident.

Real estate loans include various types of loans for which the Banks hold real property as collateral and consist of loans primarily on commercial properties and single family residences. Real estate loans typically have fixed rates for up to five years with the Company's loan policy having a maximum fixed rate maturity of up to 15 years. The majority of construction loan volume is to contractors to construct commercial buildings and generally have maturities of up to 12 months. The Banks originate residential real estate loans for sale to the secondary market for a fee.

Consumer loans include loans extended to individuals for household, family and other personal expenditures not secured by real estate. The majority of the Banks' consumer lending is for vehicles, consolidation of personal debts, household appliances and improvements.

The interest rates charged on loans vary with the degree of risk, the amount of the loan and the maturity of the loan. Competitive pressures, market interest rates, the availability of funds and government regulation further influence the rate charged on a loan.

The Banks follow a loan policy, which has been approved by both the Company and Banks' Boards of Directors and are overseen by both Company and Bank management. These policies establish lending limits, review and grading criteria and other guidelines such as loan administration and allowance for loan losses. Loans are approved by the Banks' Board of Directors and/or designated officers in accordance with respective guidelines and underwriting policies of the Company. Loans to one borrower are limited by applicable state and federal banking laws. Credit limits generally vary according to the type of loan and the individual loan officer's experience.

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2001

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties (dollars in thousands).

                                                After one
                                                 year but
                                     Within      within       After
                                    One Year   five years  five years     Total
                                    --------------------------------------------

Real Estate
   Construction ................    $  9,778    $  2,583    $    316    $ 12,677
   1-4 family residential ......       5,036      36,151      43,192      84,379
   Commercial ..................       7,671      76,098      33,442     117,211
   Agricultural ................       1,999       3,939      15,091      21,029
Commercial .....................      19,844      19,843       5,944      45,631
Agricultural ...................      18,377       6,128       2,862      27,367
Consumer and other .............       4,175       8,854       7,891      20,920
                                    --------------------------------------------
Total loans ....................    $ 66,880    $153,596    $108,738    $329,214
                                    ============================================

                                                        After one
                                                         year but
                                                          within         After
                                                        five years    five years
                                                         -----------------------
Loan maturities after one year with:
  Fixed rates ....................................       $129,409      $108,551
  Variable rates .................................         24,187           187
                                                         -----------------------
                                                         $153,596      $108,738
                                                         =======================

Non-performing Assets

The   following   table  sets  forth   information   concerning   the  Company's
non-performing assets for the past five years ending December 31, 2001 (dollars in thousands).

                                      ------------------------------------------
                                       2001     2000     1999     1998     1997
                                      ------------------------------------------

Non-performing assets:
  Nonaccrual loans ................   $2,692   $2,663   $  405   $   80   $   69
  Loans 90 days or more past due ..      797      242      723      581      872
  Restructured loans ..............       --       --       --       --      253
                                      ------------------------------------------
                                       3,489    2,905    1,128      661    1,194
Other real estate owned ...........      159       75       41       43       89
                                      ------------------------------------------
        Total non-performing
        assets ....................   $3,648   $2,980   $1,169   $  704   $1,283
                                      ==========================================

The accrual of interest on non-accrual and other impaired loans is discontinued at 90 days or when, in the opinion of management, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan's collateral.

Outstanding loans of $886,000 were placed on non-accrual status in 2001 with total non-accrual loans equaling $2,692,000 as of December 31, 2001. Outstanding loans of $2,578,000 were placed on non-accrual status in 2000 with total non-accrual loans equaling $2,663,000 as of December 31, 2000. Outstanding loans of $392,000 were placed on non-accrual status in 1999 with total non-accrual loans equaling $405,000 as of December 31, 1999. A real estate loan at First National with a December 31, 2001 balance of $1,305,000 compared to $1,790,000 as December 31, 2000 is the largest non-performing asset that was placed on non-accrual status in 2000. For the years ended December 31, 2001, 2000 and 1999, interest income, which would have been recorded under the original terms of such loans was approximately $243,000, $254,000 and $46,000, respectively, with $114,000, $101,000 and $17,000, respectively, recorded. Additional potential problem loans and leases as of December 31, 2001, consisted of a pool of purchased leases with a balance of $2,330,000.

Summary of the Allowance for Loan Losses

The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower; a realistic determination of value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; an analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

The adequacy of allowance for loan losses is evaluated quarterly by management and the respective Bank boards. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth are sufficient to repay the loan; delinquent status; the loan has been criticized in a regulatory examination; the accrual of interest has been suspended; or other reasons including when the loan has other special or unusual characteristics which suggest special monitoring is warranted.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgment about information available to them at the time of their examination.

Analysis of the Allowance for Loan Losses

The Company's policy is to charge-off loans when, in management's opinion, the loan is deemed uncollectable, although concerted efforts are made to maximize future recoveries. The following table sets forth information regarding changes in the Company's Allowance For Loan Losses For The Most Recent Five Years (dollars in thousands).

                                      --------------------------------------------------------------
                                         2001         2000         1999         1998         1997
                                      --------------------------------------------------------------
Balance at beginning of period ....   $   5,373    $   4,986    $   4,846    $   4,459    $   4,159
Charge-offs:
Real Estate
   Construction ...................          --           --           --           --           --
   1-4 Family Residential .........           1           --           --           --           --
   Commercial .....................          --           --           18           --           --
   Agricultural ...................          --           --           --           --           --
Commercial ........................         768           55           --          118           --
Agricultural ......................          --           --           --           --           --
Consumer and other ................          83           96           41           26           34
                                      -------------------------------------------------------------
                                            852          151           59          144           34
Recoveries:
Real Estate
   Construction ...................          --           --           --           --           --
   1-4 Family Residential .........          --           --           --           --           --
   Commercial .....................          --           --           16           --            1
   Agricultural ...................          --           --           --           --           --
Commercial ........................           8           66           --           79           36
Agricultural ......................          --           --           --           --           --
Consumer and other ................          19           12           17           15           18
                                      -------------------------------------------------------------
                                             27           78           33           94           55

Net charge-offs (recoveries) ......   $     825    $      73    $      26    $      50    ($     21)
Additions charged to
  operations ......................         898          460          166          437          279
                                      -------------------------------------------------------------
Balance at end of period ..........   $   5,446    $   5,373    $   4,986    $   4,846    $   4,459
                                      =============================================================

Average Loans Outstanding .........   $ 341,440    $ 339,115    $ 299,064    $ 279,054    $ 237,601

Ratio of net charge-offs during the
  period to average loans
  outstanding .....................        0.24%        0.02%        0.01%        0.02%      -0.01%

Ratio of allowance for loan losses
  to average loans outstanding ....        1.60%        1.58%        1.67%        1.74%        1.88%

Reserve levels increased to 1.60 percent of outstanding loans as of December 31, 2001 compared to 1.58 percent for the prior year-end. Problem commercial leases identified in 2001 led to higher provision expense, net charge-offs and specific reserves as credit weaknesses were identified. General reserve allocations remained consistent in 2001 with prior years.

General reserves for loan categories normally range from 1.0 to 2.0 percent of the outstanding loan balances. As loan volume increases, the general reserve levels increase with that growth. As the previous table indicates, the additional loan provision for years 1997 through 2000 is the most significant change in the reserve level as a result of growth in the loan portfolio. The general reserve loss factors have remained consistent over the five-year period presented. The allowance relating to commercial and 1-4 family residential real estate loans are the largest reserve components. Commercial real estate loans have higher general reserve levels than 1-4 family residential real estate loans as management perceives more risk in this type of lending. Elements contributing to the higher risk level include susceptibility of businesses to changing environmental factors such as the economic business cycle, the larger individual loan amounts, a limited number of buyers and the specialized uses for some properties. As of December 31, 2001, commercial real estate loans have general reserves of 1.30 percent and 1-4 family residential loans, which management generally considers lower risk, have general reserves of 1.00 percent. The estimation methods and assumptions used in determining the allowance for the five years presented have remained consistent.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. The rise in specific reserves from 1997 through 1999 was minimal, with the largest increase in total specific reserves being limited to $35,000 from 1998 to 1999. For December 31, 2001 and 2000, specific reserves increased $142,000 or 12 percent and $177,000 or 18 percent, respectively. Specific allocations for commercial leases was the primary reason for the increase in total reserve levels in 2001. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has had the largest impact on the reallocation of the reserve among different parts of the portfolio.

Other factors that are considered when determining the adequacy of the reserve include loan concentrations, loan growth, the economic outlook and historical losses. The Company's concentration risks include geographic concentration in central Iowa; the local economy's dependence upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa's agricultural sector that is dependent on weather conditions and government programs. Additional reserves have not been established for local and national economic conditions over the last five-year period, as the economy has been healthy and credit quality has remained favorable. Historical losses reflect good credit quality over the past five years, as net losses have not exceeded .24 percent which compares favorably to the Company's reserve of 1.60 percent as of December 31, 2001. However, no assurances can be made that losses will remain at the favorable levels experienced over the past five years.

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company's allocation of the allowance for loan losses (dollars in thousands).

                            --------------------------------------------------------------------------------------------
                                  2001              2000               1999             1998                  1997
                            --------------------------------------------------------------------------------------------
                             Amount   % *     Amount    % *      Amount    % *     Amount    % *        Amount     % *
                            --------------------------------------------------------------------------------------------
Balance at end of period
applicable to:
Real Estate
   Construction .........   $  178    3.85%   $  163    3.49%    $   91    2.87%   $   80    2.60%     $   99      3.15%
   1-4 family residential      980   25.63%    1,088   27.89%       899   28.27%      809   28.89%        916     29.68%
   Commercial ...........    1,704   35.60%    1,619   32.11%     1,536   31.33%    1,330   28.32%      1,143     25.47%
   Agricultural .........      279    6.39%      315    6.03%       237    6.34%      194    6.25%        175      6.33%
Commercial ..............      938   13.86%      754   15.41%       573   15.51%      828   17.88%        728     18.55%
Agricultural ............      457    8.31%      421    8.05%       541    8.11%      517    8.14%        367      8.72%
Consumer and other ......      258    6.35%      538    7.02%       560    7.58%      604    7.93%        535      8.11%
Unallocated .............      652               475                549               484                 479
                            --------------------------------------------------------------------------------------------
                            $5,446     100%   $5,373     100%    $4,986     100%   $4,846       100%   $4,442       100%
                            ============================================================================================

*  Percent of total loans in each category to total loans.

Deposits

Types of Deposits

The Company's primary source of funds is customer deposits. The Company attempts to attract non-interest-bearing deposits, which are a low cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company's need for funds. While nearly 75 percent of the Banks' certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates are not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company's operation and liquidity. The Company traditionally has not relied upon brokered deposits and does not anticipate utilizing such funds at the present time.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2001, 2000 and 1999 (dollars in thousands).

                               ---------------------------------------------------------
                                      2001                2000                1999
                               ---------------------------------------------------------
                                Amount     Rate     Amount     Rate     Amount    Rate
                               ---------------------------------------------------------
Noninterest bearing demand
  deposits .................   $ 51,113            $ 47,590            $ 45,719
Interest bearing demand
  deposits .................    103,529    2.01%     98,105    3.17%     93,910    2.61%
Money market deposits ......    101,267    3.23%     93,583    4.67%     88,834    4.25%
Savings deposits ...........     24,112    1.56%     27,107    2.39%     29,868    2.21%
Time certificates < $100,000    158,625    5.51%    159,035    5.64%    157,286    5.29%
Time certificates > $100,000     58,253    5.71%     62,052    6.16%     67,310    5.48%
                               ---------------------------------------------------------
                               $496,899            $487,472            $482,927
                               =========================================================

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of more than $100,000 at December 31, 2001, 2000 and 1999 (in thousands).

                                               2001         2000          1999
                                             -----------------------------------
3 months or less .....................       $16,771       $21,665       $21,548
Over 3 through 12 months .............        24,590        34,901        27,362
Over 12 through 36 months ............         4,765         6,996        11,829
Over 36 months .......................         1,590           333         1,364
                                             -----------------------------------
        Total ........................       $47,716       $63,895       $62,103
                                             ===================================

Borrowed Funds

The following table summarizes the outstanding amount of and the average rate on borrowed funds as of December 31, 2001, 2000 and 1999. (dollars in thousands)

                                   2001             2000              1999
                             ---------------------------------------------------
                                      Average           Average          Average
                             Balance    Rate   Balance    Rate   Balance   Rate
                             ---------------------------------------------------

FHLB advances .............  $ 1,000   5.21%   $16,000   6.59%   $ 3,000   5.94%
Federal funds purchased and
repurchase agreements .....   10,596   2.54%    19,007   6.19%    37,285   5.44%
                             --------------------------------------------------
        Total .............  $11,596   2.77%   $35,007   6.37%   $40,285   5.48%
                             ===================================================

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on borrowed funds for the years ended December 31, 2001, 2000 and 1999.

                                                   2001                2000                 1999
                                             ---------------------------------------------------------
                                             Average  Average    Average  Average    Average   Average
                                             Balance    Rate     Balance    Rate     Balance    Rate
                                             ---------------------------------------------------------
FHLB advances ............................   $ 8,791    6.29%    $20,973    6.99%$   $ 1,060     5.38%
Federal funds purchased
  & repurchase agreements ................    14,217    3.78%     31,776     5.84%    21,794     4.73%
                                             ---------------------------------------------------------
        Total ............................   $23,008    4.74%    $52,749     6.30%   $22,854     4.76%
                                             =========================================================
Maximum Amount Outstanding during the year
  FHLB advances ..........................   $16,000             $50,300             $ 3,000
  Federal funds purchased
    and repurchase agreements ............    25,400              36,362              27,973

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal fund purchased, repurchase agreements, advances from the Federal Home Loan Bank (FHLB) and funds provided by operations. Net cash from operating activities contributed $12,253,000, $8,212,000 and $8,756,000 to liquidity for years 2001, 2000 and 1999, respectively. Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions increased from $29,368,000 in 2000 to $72,059,000 in 2001 and from $26,954,000 in 1999 to $29,368,000 in 2000. The significant increase in liquidity in 2001 is the result of diminished loan demand and proceeds from maturing and called investments. These proceeds were invested in federal funds sold as of December 31, 2001 and are expected to be invested in longer-term assets as investment yields become more favorable. To provide additional external liquidity, the Banks have outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $51,400,000 and federal funds borrowing capacity at correspondent banks of $46,000,000. The FHLB advances and other borrowed funds for the Company totaled $1,000,000 and $10,596,000, respectively as of December 31, 2001. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The Company's liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

First National, as a national bank, generally may pay dividends from undivided profits without restriction, provided that its surplus fund is at least equal to its common stock capital fund. Boone Bank, Randall-Story Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits. Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized. The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $32,631,000 that are presently available to provide additional liquidity to the Banks.

The Company's total stockholders' equity increased to $93,622,000 at December 31, 2001, from $86,177,000 at December 31, 2000. At December 31, 2001, stockholders' equity was 15.0 percent of total assets, compared to 13.9 percent at December 31, 2000. Total equity increased due to retention of earnings and from appreciation in the Company and Banks' stock and bond portfolios. No material capital expenditures or material changes in the capital resource mix are anticipated at this time. The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2001.

Interest Rate Risk

Interest rate risk refers to the exposure of earnings and capital arising from changes in interest rates. Management's objectives are to control interest rate risk and to ensure predictable and consistent growth of earnings and capital. Interest rate risk management focuses on fluctuations in net interest income identified through computer simulations to evaluate volatility, varying interest rate, spread and volume assumptions. The risk is quantified and compared against tolerance levels.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans, the slope of the Treasury yield curve, the rates and volumes of the Company's deposits and the rates and volumes of the Company's loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates.

Another measure of interest rate sensitivity is the gap ratio. This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time. A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal. A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period and a ratio greater than 1.0 indicates that more assets reprice than liabilities.

The simulation model process provides a dynamic assessment of interest rate sensitivity, whereas a static interest rate gap table is compiled as of a point in time. The model simulations differ from a traditional gap analysis because a traditional gap analysis does not reflect the multiple effects of interest rate movement on the entire range of assets, liabilities and ignores the future impact of new business strategies.

Effect of New Statements of Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, Statement 141, Business Combinations and Statement 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling method for accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. It also requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life and require the carrying value of goodwill which exceeds its implied fair value to be recognized as an impairment loss.

The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The provisions of FASB Statement 142 are required to be implemented by the Company in the first quarter of 2002. The adoption of these standards will not have an effect on the Company's consolidated financial statements.

Inflation

The primary impact of inflation on the Company's operations is increased asset yields, deposit costs and operating overhead. Unlike most industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than they would on non-financial companies. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation can magnify the growth of assets and if significant, require that equity capital increase at a faster rate than would be otherwise necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how that exposure was managed in 2001 changed when compared to 2000.

Based on a simulation modeling analysis performed as of December 31, 2001, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2002

                                $ Change       % Change
                                -----------------------
+200 Basis Points               $ 99,000          0.5%
+100 Basis Points                269,000          1.3%
Base                                   0          0.0%
-100 Basis Points               (526,000)         -2.6%
-200 Basis Points               (817,000)         -4.0%

As shown above, at December 31, 2000, the estimated effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by .5 percent or approximately $99,000 in 2002. The estimated effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 4.0 percent or approximately $817,000 in 2002. The Company's Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks' objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15 percent in one year compared to the base year that hypothetically assumes no change in interest rates.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions. Actual values may differ from those projections set forth above. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. Current interest rates on certain liabilities are at a level that does not allow for significant repricing should market interest rates decline considerably.

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2001. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition (dollars in thousands).

                                               Less than      Three        One to       Over
                                                 three      months to       five        five      Cumulative
                                                 months      one year      years        years       Total
                                               -------------------------------------------------------------
Interest - earning assets
  Interest-bearing deposits with banks .....   $     150    $      --    $     100    $      --    $     250
  Federal funds sold .......................      29,350           --           --           --       29,350
  Investments * ............................       4,940       23,683       81,324      103,831      213,778
  Loans ....................................      63,161       21,169      161,316       83,568      329,214
                                               -------------------------------------------------------------
        Total interest - earning
        assets .............................   $  97,601    $  44,852    $ 242,740    $ 187,399    $ 572,592
                                               =============================================================

Interest - bearing liabilities
  Interest bearing demand deposits .........   $ 108,509           --           --           --    $ 108,509
  Money market and savings deposits ........     138,342           --           --           --      138,342
  Time certificates < $100,000 .............      33,305       77,011       41,700        2,130      154,146
  Time certificates > $100,000 .............      16,771       24,590        6,355           --       47,716
  Other borrowed funds .....................      11,596           --           --           --       11,596
                                               -------------------------------------------------------------
        Total interest - bearing liabilities   $ 308,523    $ 101,601    $  48,055    $   2,130    $ 460,309

Interest sensitivity gap ...................   ($210,922)   ($ 56,749)   $ 194,685    $ 185,269    $ 112,283
                                               =============================================================

Cumulative interest sensitivity gap ........   ($210,922)   ($267,671)   ($ 72,986)   $ 112,283    $ 112,283
                                               =============================================================

Cumulative interest sensitivity
  gap as a percent of total assets .........     -34.05%      -43.22%      -11.78%       18.13%
                                               =============================================================

* Investments with maturities over 5 years include the market value of equity securities of $26,157.

As of December 31, 2001, the Company's cumulative gap ratios for assets and liabilities repricing within three months and within one year were .34 and .43 respectively, meaning more liabilities than assets are scheduled to reprice within these periods. This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company. The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditor's Report

The Board of Directors Ames National Corporation Ames, Iowa

We have audited the accompanying consolidated balance sheet of Ames National Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Ames National Corporation and subsidiaries as of December 31, 2000 and for the years ended December 31, 2000 and 1999 were audited by other auditors whose report, dated March 2, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP


Des Moines, Iowa
January 28, 2002

                          Independent Auditors' Report



The Board of Directors
Ames National Corporation:

We have audited the accompanying consolidated balance sheet of Ames National Corporation and subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG, LLP


Des Moines, Iowa
March 2, 2001

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

ASSETS                                                             2001              2000
---------------------------------------------------------------------------------------------
Cash and due from banks (Note 2) ...........................   $  42,459,156    $  28,775,032
Federal funds sold (Note 10) ...............................      29,350,000          245,000
Interest bearing deposits in financial institutions ........         250,000          348,174
Securities available-for-sale (Notes 3 and 7) ..............     213,778,175      232,706,157
Loans receivable, net (Notes 4 and 7) ......................     323,043,166      344,014,727
Bank premises and equipment, net (Note 5) ..................       7,183,655        5,216,301
Accrued income receivable ..................................       5,977,353        7,020,614
Other assets ...............................................         238,477        1,058,762
                                                               ------------------------------
Total assets ...............................................   $ 622,279,982    $ 619,384,767
                                                               ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits (Note 6)
    Demand .................................................   $  62,796,265    $  54,597,366
    NOW accounts ...........................................     108,509,319       96,328,264
    Savings and money market ...............................     138,342,052      122,321,564
    Time, $100,000 and over ................................      47,716,458       63,894,549
    Other time .............................................     154,145,161      156,287,112
                                                               ------------------------------
        Total deposits .....................................     511,509,255      493,428,855

FHLB advances (Note 7) .....................................       1,000,000       16,000,000
Federal funds purchased and securities sold under agreements
  to repurchase ............................................      10,596,174       19,007,419
Dividend payable ...........................................       1,312,596        1,248,917
Deferred taxes (Note 9) ....................................       1,188,670          158,450
Accrued expenses and other liabilities .....................       3,051,289        3,363,665
                                                               ------------------------------
        Total liabilities ..................................     528,657,984      533,207,306
                                                               ------------------------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 11)
  Common stock, $5 par value, authorized 6,000,000 shares;
    issued 3,153,230 shares ................................      15,766,150       15,766,150
  Additional paid-in capital ...............................      25,393,028       25,428,994
  Retained earnings ........................................      49,397,011       44,036,378
  Treasury stock, at cost; 2001 28,001shares,
    2000 30,937 shares .....................................      (1,530,805)      (1,677,605)
  Accumulated other comprehensive income, net unrealized
    gain on securities available-for-sale ..................       4,596,614        2,623,544
                                                               ------------------------------
        Total stockholders' equity .........................      93,621,998       86,177,461
                                                               ------------------------------

        Total liabilities and stockholders' equity .........   $ 622,279,982    $ 619,384,767
                                                               ==============================

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2001, 2000 and 1999

                                                      2001          2000          1999
-----------------------------------------------------------------------------------------
Interest and dividend income:
  Loans .......................................   $27,891,379   $28,306,128   $24,386,312
  Securities ..................................    11,590,918    14,313,751    14,838,813
  Federal funds sold ..........................       829,083       376,851       293,594
  Dividends ...................................     1,162,176     1,020,822       842,823
                                                  ---------------------------------------
                                                   41,473,556    44,017,552    40,361,542
                                                  ---------------------------------------
Interest expense:
  Deposits ....................................    17,791,314    20,937,730    18,893,947
  Other borrowed funds ........................     1,091,319     3,322,924     1,087,013
                                                  ---------------------------------------
                                                   18,882,633    24,260,654    19,980,960
                                                  ---------------------------------------

        Net interest income ...................    22,590,923    19,756,898    20,380,582

Provision for loan losses (Note 4) ............       897,540       460,049       166,260
                                                  ---------------------------------------

        Net interest income after provision for
        loan losses ...........................    21,693,383    19,296,849    20,214,322
                                                  ---------------------------------------

Noninterest income:
  Trust department income .....................       948,499       879,686       932,291
  Service fees ................................     1,585,036     1,454,528     1,594,549
  Securities gains, net (Note 3) ..............     1,197,050       715,929     1,265,520
  Recovery of written-off investment ..........          --            --         846,407
  Other .......................................     1,349,459     1,079,821     1,111,317
                                                  ---------------------------------------
        Total noninterest income ..............     5,080,044     4,129,964     5,750,084
                                                  ---------------------------------------

Noninterest expense:
  Salaries and employee benefits (Note 8) .....     6,834,588     6,347,357     6,151,031
  Data processing .............................     1,772,726     1,557,875     1,793,307
  Occupancy expenses ..........................       726,049       708,188       706,895
  Other operating expenses ....................     2,253,920     2,098,580     2,557,315
                                                  ---------------------------------------
        Total noninterest expense .............    11,587,283    10,712,000    11,208,548
                                                  ---------------------------------------

        Income before income taxes ............    15,186,144    12,714,813    14,755,858

Provision for income taxes (Note 9) ...........     4,638,806     3,595,951     4,428,716
                                                  ---------------------------------------

        Net income ............................   $10,547,338   $ 9,118,862   $10,327,142
                                                  =======================================

Basic earnings per share (Note 1) .............   $      3.38   $      2.92   $      3.31
                                                  =======================================

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000 and 1999



                                                                                          Additional
                                               Comprehensive      Common      Paid-in      Retained       Treasury
                                                  Income           Stock      Capital      Earnings        Stock
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998 ..................                  $15,766,150  $25,272,044    $34,186,419    $(1,806,351)
  Comprehensive income:
    Net income ..............................   $ 10,327,142            --           --     10,327,142             --
    Other comprehensive (loss), unrealized
      (losses) on securities, net of
      reclassification adjustment, net of
      tax (Note 3) ..........................     (7,715,983)           --           --             --             --
                                                ------------
        Total comprehensive income ..........   $  2,611,159
                                                ============
  Cash dividends declared, $1.50 per share ..                           --           --     (4,664,207)            --
  Purchase of 26,150 shares of treasury stock                           --           --             --     (1,438,305)
  Sale of 8,844 shares of treasury stock ....                           --       35,007             --        420,501
                                                               -------------------------------------------------------
Balance, December 31, 1999 ..................                   15,766,150   25,307,051     39,849,354     (2,824,155)
  Comprehensive income:
    Net income ..............................   $  9,118,862            --           --      9,118,862             --
    Other comprehensive income, unrealized
      gains on securities, net of
      reclassification adjustment, net of
      tax (Note 3) ..........................      4,649,235            --           --             --             --
                                                ------------
        Total comprehensive income ..........   $ 13,768,097
                                                ============
  Cash dividends declared, $1.58 per share ..                           --           --     (4,931,838)            --
  Sale of 22,931 shares of treasury stock ...                           --      121,943             --      1,146,550
                                                               -----------
Balance, December 31, 2000 ..................                   15,766,150   25,428,994     44,036,378     (1,677,605)
  Comprehensive income:
    Net income ..............................   $ 10,547,338            --           --     10,547,338             --
    Other comprehensive income, unrealized
      gains on securities, net of
      reclassification adjustment, net of
      tax (Note 3) ..........................      1,973,070            --           --             --             --
                                                ------------
        Total comprehensive income ..........   $ 12,520,408
                                                ============
  Cash dividends declared, $1.66 per share ..                           --           --     (5,186,705)            --
  Sale of 2,936 shares of treasury stock ....                           --      (35,966)            --        146,800
                                                               -------------------------------------------------------
Balance, December 31, 2001 ..................                  $15,766,150    $ 25,393,028 $49,397,011    $(1,530,805)
                                                               ======================================================

                                  Continue ...

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2001, 2000 and 1999

                                               Accumulated
                                                  Other              Total
                                               Comprehensive      Stockholders'
                                               Income (Loss)         Equity
--------------------------------------------------------------------------------

Balance, December 31, 1998 ..................   $5,690,292        $79,108,554
  Comprehensive income:
    Net income ..............................           --         10,327,142
    Other comprehensive (loss), unrealized
      (losses) on securities, net of
      reclassification adjustment, net of
      tax (Note 3) ..........................   (7,715,983)        (7,715,983)

        Total comprehensive income ..........

  Cash dividends declared, $1.50 per share ..           --         (4,664,207)
  Purchase of 26,150 shares of treasury stock                      (1,438,305)
  Sale of 8,844 shares of treasury stock ....           --            455,508
                                                --------------------------------
Balance, December 31, 1999 ..................   (2,025,691)        76,072,709
  Comprehensive income:
    Net income ..............................           --          9,118,862
    Other comprehensive income, unrealized
      gains on securities, net of
      reclassification adjustment, net of
      tax (Note 3) ..........................    4,649,235          4,649,235

        Total comprehensive income ..........

  Cash dividends declared, $1.58 per share ..           --         (4,931,838)
  Sale of 22,931 shares of treasury stock ...           --          1,268,493
                                                --------------------------------
Balance, December 31, 2000 ..................    2,623,544         86,177,461
  Comprehensive income:
    Net income ..............................           --         10,547,338
    Other comprehensive income, unrealized
      gains on securities, net of
      reclassification adjustment, net of
      tax (Note 3) ..........................    1,973,070          1,973,070

        Total comprehensive income ..........

  Cash dividends declared, $1.66 per share ..           --         (5,186,705)
  Sale of 2,936 shares of treasury stock ....           --            110,834
                                                --------------------------------
Balance, December 31, 2001 ..................   $4,596,614        $93,621,998
                                                ================================
See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999

                                                                             2001           2000            1999
                                                                        --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ........................................................   $ 10,547,338    $  9,118,862    $ 10,327,142
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses .......................................        897,540         460,049         166,260
    Amortization and accretion ......................................        (58,859)         (9,227)         13,331
    Depreciation ....................................................        642,835         731,370         919,005
    Provision for deferred taxes ....................................       (129,614)       (137,000)         12,500
    (Gain) on sale of securities available-for-sale .................     (1,197,050)       (715,929)     (1,265,520)
    (Gain) on sale of property and equipment ........................             --         (94,135)             --
    Recovery of written-off investment ..............................             --              --        (846,407)
    Change in assets and liabilities:
      (Increase) decrease in accrued income receivable ..............      1,043,261        (405,350)       (183,638)
      (Increase) decrease in other assets ...........................        820,285        (382,484)        490,528
      (Decrease) in accrued interest and other liabilities ..........       (312,376)       (354,516)       (876,979)
                                                                        --------------------------------------------
        Net cash provided by operating activities ...................     12,253,360       8,211,640       8,756,222
                                                                        --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available-for-sale .........................    (47,350,981)    (28,065,802)    (85,097,789)
  Proceeds from sale of securities available-for-sale ...............     23,282,181      30,835,280       8,157,702
  Proceeds from recovery of written-off investment ..................             --              --         846,407
  Proceeds from maturities of securities available-for-sale .........     47,385,595      26,795,364      56,773,055
  Proceeds from sale of property and equipment ......................             --         146,152              --
  Net decrease in interest bearing deposits in financial institutions         98,174         378,222         679,102
  Net decrease (increase) in federal funds sold .....................    (29,105,000)       (160,000)     11,315,000
  Net decrease (increase) in loans ..................................     20,074,021     (34,822,664)    (22,105,741)
  Purchase of bank premises and equipment ...........................     (2,610,189)       (617,332)       (839,017)
                                                                        --------------------------------------------
        Net cash provided by (used in) investing activities .........     11,773,801      (5,510,780)    (30,271,281)
                                                                        --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits ..............................................     18,080,400       8,809,148       2,107,009
  Increase (decrease) in FHLB advances, federal funds purchased
    and securities sold under agreements to repurchase ..............    (23,411,245)     (5,277,893)     29,755,604
  Dividends paid ....................................................     (5,123,026)     (4,867,972)     (4,585,605)
  Treasury stock purchased ..........................................             --              --      (1,438,305)
  Proceeds from issuance of treasury stock ..........................        110,834       1,268,493         455,508
                                                                        --------------------------------------------
        Net cash provided by (used in) financing activities .........    (10,343,037)        (68,224)     26,294,211
                                                                        --------------------------------------------

        Net increase in cash and cash equivalents ...................     13,684,124       2,632,636       4,779,152

CASH AND CASH EQUIVALENTS
  Beginning .........................................................     28,775,032      26,142,396      21,363,244
                                                                        --------------------------------------------
  Ending ............................................................   $ 42,459,156    $ 28,775,032    $ 26,142,396
                                                                        ============================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash payments for:
    Interest ........................................................   $ 19,749,270    $ 24,720,709   $ 20,044,292
    Income taxes ....................................................      4,321,320       3,681,134      4,614,727

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

Description of business: Ames National Corporation and subsidiaries (the Company) operates in the commercial banking industry through its subsidiaries in Ames, Boone, Story City, and Nevada, Iowa. Loan and deposit customers are located primarily in Story, Boone, and Hamilton counties in Iowa and adjacent counties.

Segment information: The Company has one operating segment: banking. The banking segment generates revenues through personal, business, agricultural and commercial lending, management of the investment securities portfolio, providing deposit account services and providing trust services.

Consolidation: The consolidated financial statements include the accounts of Ames National Corporation (the Parent Company) and its wholly-owned subsidiaries, First National Bank, Ames, Iowa; State Bank & Trust Co., Nevada, Iowa; Boone Bank and Trust Co., Boone, Iowa; and Randall-Story State Bank, Story City, Iowa (collectively, the Banks). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and fair value of financial instruments.

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Securities available-for-sale: Securities available-for-sale consist of equity securities and debt securities not classified as trading or held-to-maturity and are carried at fair value. Unrealized holding gains and losses, net of deferred income taxes, are reported in a separate component of accumulated other comprehensive income until realized. Realized gains and losses on the sale of such securities are determined using the specific identification method and are reflected in the consolidated statements of income. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or call date of the related security.

Unrealized losses judged to be other than temporary are charged to operations.

Loans: Loans are stated at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses. Interest on loans is credited to income as earned based on the principal amount outstanding. The Banks' policy is to discontinue the accrual of interest income on any loan 90 days or more past due unless the loans are well collateralized and in the process of collection. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to timely payment of principal or interest.

Allowance for loan losses: The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio. The allowance is based upon a continuing review of past loan loss experience, current economic conditions, and the underlying collateral value securing the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. Recoveries on loans charged-off and the provision for loan losses are added to the allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using straight-line and accelerated methods over the estimated useful lives of the respective assets. Depreciable lives range from 3 to 7 years for equipment and 15 to 39 years for premises.

Trust department assets: Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets, as such items are not assets of the Banks.

Income taxes: _Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company files a consolidated federal income tax return, with each entity computing its taxes on a separate company basis. For state tax purposes, the Banks file franchise tax returns, while the Parent Company files a corporate income tax return.

Fair value of financial instruments: The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and due from banks: The recorded amount of cash and due from banks approximates fair value.

Federal funds sold: The recorded amount of Federal funds sold approximates fair value, because of the short term nature of the instruments.

Interest-bearing deposits: The recorded amount of interest-bearing deposits approximates fair value.

Securities available-for-sale: Fair values of securities available-for-sale are based on bid prices published in financial newspapers, bid quotations received from securities dealers, or quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Loans: The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the historical experience, with repayments for each loan classification modified, as required, by an estimate of the effect of current economic and lending conditions. The effect of nonperforming loans is considered in assessing the credit risk inherent in the fair value estimate.

Deposit liabilities: Fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market accounts, are equal to the amount payable on demand as of the respective balance sheet date. Fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

FHLB advances: The recorded amount of FHLB advances approximates fair value because of the short-term nature of the instrument.

Other borrowings: The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate fair value because of the short-term nature of the instruments.

Accrued income receivable and accrued interest payable: The carrying amounts of accrued income receivable and interest payable approximate fair value.

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Earnings per share: Basic earnings per share computations for the years ended December 31, 2001, 2000 and 1999, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share for the years ended December 31, 2001, 2000, and 1999.

                                         2001            2000           1999
                                     -------------------------------------------
Basic EPS computation:
  Net income ...................     $10,547,338     $ 9,118,862     $10,327,142
  Weighted average common
    shares outstanding .........       3,123,885       3,120,375       3,118,427
                                     -------------------------------------------
        Basic EPS ..............     $      3.38     $      2.92     $      3.31
                                     ===========================================

Effects of new Statement of Financial Accounting Standards: In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, Statement 141, Business Combinations and Statement 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling method for accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. It also requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life and require the carrying value of goodwill which exceeds its implied fair value to be recognized as an impairment loss.

The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The provisions of FASB Statement 142 are required to be implemented by the Company in the first quarter of 2002. The adoption of these standards will not have an effect on the Company's consolidated financial statements.

Note 2.  Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires member banks to maintain  certain cash and due
from  bank  reserves.   The  subsidiary  banks'  reserve   requirements  totaled
approximately $6,699,000 at December 31, 2001.

Note 3.  Securities

The carrying amount of securities and their approximate fair values at December 31, 2001 and 2000, are summarized below:

                                                          Gross          Gross
                                          Amortized     Unrealized     Unrealized      Estimated
                                             Cost         Gains          Losses        Fair Value
                                         ---------------------------------------------------------
2001:
  Securities available-for-sale:
    U.S. treasury ....................   $ 12,237,419   $    310,957   $         --   $ 12,548,376
    U.S. government agencies .........     59,085,647      1,789,720         17,706     60,857,661
    State and political subdivisions .     62,114,862      1,149,176        154,659     63,109,379
    Corporate bonds ..................     50,241,082      1,167,157        302,700     51,105,539
    Equity securities ................     22,800,966      3,532,047        175,793     26,157,220
                                         ---------------------------------------------------------
                                         $206,479,976   $  7,949,057   $    650,858   $213,778,175
                                         =========================================================
2000:
  Securities available-for-sale:
    U.S. treasury ....................   $ 22,970,692   $    192,215   $     13,077   $ 23,149,830
    U.S. government agencies .........     86,193,244        416,748        745,708     85,864,284
    State and political subdivisions .     60,644,943        947,188        181,099     61,411,032
    Corporate bonds ..................     43,739,245        244,474        816,714     43,167,005
    Equity securities ................     14,992,738      4,121,268           --       19,114,006
                                         ---------------------------------------------------------
                                         $228,540,862   $  5,921,893   $  1,756,598   $232,706,157
                                         =========================================================

The amortized cost and estimated fair value of securities available-for-sale as of December 31, 2001, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                    Amortized        Estimated
                                                       Cost          Fair Value
                                                   -----------------------------

Due in one year or less ......................     $ 28,113,269     $ 28,623,067
Due after one year through five years ........       78,781,164       81,324,254
Due after five years through ten years .......       61,696,352       62,553,594
Due after ten years ..........................       15,088,225       15,120,040
                                                   -----------------------------
                                                    183,679,010      187,620,955
Equity securities ............................       22,800,966       26,157,220
                                                   -----------------------------
                                                   $206,479,976     $213,778,175
                                                   =============================

At December 31, 2001 and 2000, securities with a carrying value of approximately $31,360,000 and $39,307,000, respectively, were pledged as collateral on public deposits, repurchase agreements, and for other purposes as required or permitted by law.

Gross realized gains and gross realized losses on sales of available-for-sale securities were $1,200,323 and $3,273, respectively, in 2001, $790,793 and $74,864, respectively, in 2000, and $1,290,456 and $24,936, respectively, in 1999.

The components of other comprehensive income (loss) - net unrealized gains (losses) on securities for the years ended December 31, 2001, 2000, and 1999, were as follows:

                                                 2001            2000           1999
                                            --------------------------------------------
Unrealized holding gains (losses) arising
  during the period .....................   $  4,329,954    $  8,095,667    $(10,982,072)
Reclassification adjustment for net gains
  realized in net income ................     (1,197,050)       (715,929)     (1,265,520)
                                            --------------------------------------------
        Net unrealized gains (losses)
        before tax effect ...............      3,132,904       7,379,738     (12,247,592)
Tax effect ..............................     (1,159,834)     (2,730,503)      4,531,609
                                            --------------------------------------------
        Other comprehensive income
        (loss) - net unrealized gains
        (losses) on securities ..........   $  1,973,070    $  4,649,235    $ (7,715,983)
                                            ============================================

Note 4.  Loans Receivable

The composition of net loans receivable at December 31, 2001 and 2000, is as follows:
                                                  2001                 2000
                                             -----------------------------------

Commercial and agricultural ..........       $  72,997,606        $  82,153,469
Real estate ..........................         235,295,873          243,394,465
Consumer .............................          12,363,604           14,710,597
Other ................................           8,556,838            9,865,302
                                             ----------------------------------
                                               329,213,921          350,123,833
Less:
  Allowance for loan losses ..........          (5,445,671)          (5,373,167)
  Deferred loan fees .................            (725,084)            (735,939)
                                             ----------------------------------
                                             $ 323,043,166        $ 344,014,727
                                             ==================================

Changes in the allowance for loan losses for the year ended December 31, 2001, 2000 and 1999 are as follows:
                                          2001           2000           1999
                                      ------------------------------------------

Balance, beginning ................   $ 5,373,167    $ 4,986,474    $ 4,845,822
  Provision for loan losses .......       897,540        460,049        166,260
  Recoveries of loans charged-off .        27,131         77,669         32,970
  Loans charged-off ...............      (852,167)      (151,025)       (58,578)
                                      -----------------------------------------
Balance, ending ...................   $ 5,445,671    $ 5,373,167    $ 4,986,474
                                      =========================================

Loans are made in the normal course of business to directors and executive officers of the Company and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectibility. Such loans amounted to $4,755,229 and $5,235,102 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, total principal additions were $8,535,527 and total principal repayments were $9,015,400.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans were approximately $29,703,000 at December 31, 2000. Custodial escrow balances maintained in connection with the foregoing serviced loans, and included in demand deposits, were approximately $89,000 at December 31, 2000. During 2001, all mortgage servicing rights on mortgage loans serviced for others were sold.

At December 31, 2001 and 2000, the Company had impaired loans of approximately $2,692,000 and $2,663,000, respectively. The allowance for loan losses related to these impaired loans was approximately $207,000 and $233,000 at December 31, 2001 and 2000, respectively. The average balances of impaired loans for the years ended December 31, 2001 and 2000, were $2,837,000 and $1,367,000, respectively. For the years ended December 31, 2001 and 2000, interest income which would have been recorded under the original terms of such loans was approximately $243,000 and $254,000, respectively, with $114,000 and $101,000, respectively, recorded.

The amount the Company will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrowers' ability to repay the loans. As of December 31, 2001, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Note 5.  Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2001 and 2000, are as follows:

                                                       2001              2000
                                                   -----------------------------

Land .......................................       $ 1,042,869       $ 1,042,869
Buildings and improvements .................         5,648,698         5,495,324
Furniture and equipment ....................         5,509,082         5,701,396
Construction in process ....................         2,240,129              --
                                                   -----------------------------
                                                    14,440,778        12,239,589
Less accumulated depreciation ..............         7,257,123         7,023,288
                                                   -----------------------------
                                                   $ 7,183,655       $ 5,216,301
                                                   =============================

Note 6.  Deposits

At December 31, 2001, the maturities of time deposits are as follows:

Years ended December 31,
2002                                                               $ 151,676,684
2003                                                                  25,031,477
2004                                                                  19,087,286
2005                                                                   3,936,002
2006 and thereafter                                                    2,130,170
                                                                   -------------
                                                                   $ 201,861,619
                                                                   =============

Interest expense on deposits is summarized as follows:

                                         2001            2000            1999
                                     -------------------------------------------

NOW accounts ...................     $ 2,060,963     $ 3,112,960     $ 2,450,116
Savings and money market .......       3,665,428       5,030,644       4,430,422
Time, $100,000 and over ........       3,329,175       3,823,665       3,686,835
Other time .....................       8,735,748       8,970,461       8,326,574
                                     -------------------------------------------
                                     $17,791,314     $20,937,730     $18,893,947
                                     ===========================================

Note 7.  FHLB Advances

Advances from the Federal Home Loan Bank of Des Moines (FHLB) at December 31, 2001 and 2000, were as follows:

                                               2001                            2000
                                    ------------------------------   -----------------------------
                                                      Weighted-                        Weighted-
                                                       Average                          Average
                                       Amount       Interest Rate        Amount      Interest Rate
                                    --------------------------------------------------------------
Advance maturity within one year:
  Variable ......................   $        --          --%         $ 8,000,000          6.55%
  Fixed .........................     1,000,000        5.21            8,000,000          6.63
                                    -----------                      -----------
                                    $ 1,000,000                      $16,000,000
                                    ===========                      ===========

The advances are collateralized by FHLB stock and qualifying residential mortgage loans representing 120% to 160% of the total advances outstanding.

Note 8.  Employee Benefit Plans

The Company has a stock purchase plan for employees of the Company and its subsidiaries. The shares are sold at fair market value as determined by the Board of Directors of the Company. At December 31, 2001 and 2000, 14,000 shares were unissued and reserved for the plan. The 2001 and 2000 purchase price was $37.75 and $57.00 per share, respectively.

The Company has a qualified 401(k) profit-sharing plan that covers substantially all employees. The Company matches employee contributions up to a maximum of 2% of qualified compensation. In addition, contributions can be made on a discretionary basis by the Company on behalf of the employees. For the years ended December 31, 2001, 2000 and 1999. Company contributions to the plan were approximately $243,000, $188,000, and $246,000, respectively.

The Company has a qualified money purchase pension plan that covers substantially all employees. The Company contributes an amount equal to 5% of the participating employee's compensation. For the years ended December 31, 2001, 2000 and 1999, Company contributions to the plan were approximately $223,000, $188,800, and $184,700, respectively.

Note 9.  Income Taxes

The components of income tax expense for the year ended December 31, 2001, 2000 and 1999 are as follows:

                                 Current            Deferred           Total
                               -------------------------------------------------
2001:
  Federal ..............       $ 4,028,481        $  (110,851)       $ 3,917,630
  State ................           739,939            (18,763)           721,176
                               -------------------------------------------------
                               $ 4,768,420        $  (129,614)       $ 4,638,806
                               =================================================

2000:
  Federal ..............       $ 3,121,724        $  (118,000)       $ 3,003,724
  State ................           611,227            (19,000)           592,227
                               -------------------------------------------------
                               $ 3,732,951        $  (137,000)       $ 3,595,951
                               =================================================

1999:
  Federal ..............       $ 3,687,264        $    11,314        $ 3,698,578
  State ................           728,952              1,186            730,138
                               -------------------------------------------------
                               $ 4,416,216        $    12,500        $ 4,428,716
                               =================================================

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes is a result of the following for the years ended December 31, 2001, 2000 and 1999:

                                          2001           2000           1999
                                      -----------------------------------------

Computed "expected" tax expense ...   $ 5,163,289    $ 4,323,036    $ 5,016,992
Tax exempt interest and dividends .    (1,222,985)    (1,180,343)      (917,000)
State taxes and other .............       698,502        453,258        328,724
                                      -----------------------------------------
                                      $ 4,638,806    $ 3,595,951    $ 4,428,716
                                      =========================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2001 and 2000, are as follows:

                                                        2001            2000
                                                    ---------------------------

Deferred tax assets:
  Allowance for loan losses ....................    $ 1,523,580     $ 1,495,379
  Other ........................................         45,619          18,632
                                                    ---------------------------
        Total gross deferred tax assets ........      1,569,199       1,514,011
                                                    ---------------------------

Deferred tax liabilities:
  Unrealized gain on securities ................      2,701,584       1,541,750
  Other ........................................         56,285         130,711
                                                    ---------------------------
        Total gross deferred tax liabilities ...      2,757,869       1,672,461
                                                    ---------------------------

        Net deferred tax asset (liability) .....    $(1,188,670)    $  (158,450)
                                                    ===========================

At December 31, 2001 and 2000, income taxes currently payable of approximately $469,000 and $22,000, respectively, are included in accrued interest and other liabilities.

Note 10. Commitments, Contingencies and Concentrations of Credit Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company's commitments at December 31, 2001 and 2000, is as follows:

                                                      2001              2000
                                                  ------------------------------

Commitments to extend credit .............        $51,636,000        $49,540,000
Standby letters of credit ................          1,231,000          3,448,000
                                                  ------------------------------
                                                  $52,867,000        $52,988,000
                                                  ==============================

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies and is required in instances which the Banks deem necessary.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Concentrations of credit risk: The Banks originate real estate, consumer, and commercial loans, primarily in Story, Boone, and Hamilton Counties, Iowa, and adjacent counties. Although the Banks have diversified loan portfolios, a substantial portion of their borrowers' ability to repay loans is dependent upon economic conditions in the Banks' market areas.

At December 31, 2001, the Company has a concentration of federal funds sold in the amount of $20,000,000 with one institution.

Note 11. Regulatory Matters

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the federal banking regulators categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management believes there are no conditions or events since that notification that have changed the institution's category. The Company's and each of the subsidiary bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.

                                                                         To Be Well
                                                                     Capitalized Under
                                                     For Capital     Prompt Corrective
                                 Actual           Adequacy Purposes  Action Provisions
                                 Amount    Ratio    Amount   Ratio    Amount    Ratio
--------------------------------------------------------------------------------------
As of December 31, 2001:
  Total capital (to risk-
   weighted assets):
   Consolidated ..............   $93,622   22.0%   $34,074    8.0%    $42,592   10.0%
   Boone Bank & Trust ........    10,678   14.9      5,722    8.0       7,153   10.0
   First National Bank .......    35,711   16.1     17,770    8.0      22,213   10.0
   Randall-Story State Bank ..     7,248   15.7      3,683    8.0       4,604   10.0
   State Bank & Trust ........    10,423   15.5      5,366    8.0       6,707   10.0
  Tier 1 capital ( to risk-
    weighted assets):
    Consolidated .............   $89,025   20.9%   $17,037    4.0%    $25,555    6.0%
    Boone Bank & Trust .......     9,790   13.7      2,861    4.0       4,292    6.0
    First National Bank ......    32,934   14.8      8,885    4.0      13,328    6.0
    Randall-Story State Bank .     6,672   14.5      1,842    4.0       2,763    6.0
    State Bank & Trust .......     9,584   14.3      2,683    4.0       4,024    6.0
  Tier 1 capital ( to average-
    weighted assets):
    Consolidated .............   $89,025   13.9%   $25,702    4.0%    $32,128    5.0%
    Boone Bank & Trust .......     9,790    9.9      3,971    4.0       4,964    5.0
    First National Bank ......    32,934    9.2     14,772    4.0      17,841    5.0
    Randall-Story State Bank .     6,672   10.6      2,507    4.0       3,134    5.0
    State Bank & Trust .......     9,584    9.6      3,985    4.0       4,981    5.0

                                                                           To Be Well
                                                                        Capitalized Under
                                                       For Capital      Prompt Corrective
                                 Actual             Adequacy Purposes   Action Provisions
                                 Amount    Ratio    Amount     Ratio    Amount      Ratio
------------------------------------------------------------------------------------------
As of December 31, 2000:
  Total capital (to risk-
    weighted assets):
    Consolidated .............   $88,699   21.4%   $33,101      8.0%   $41,376       10.0%
    Boone Bank & Trust .......    10,246   12.8      8,915      8.0      7,091       10.0
    First National Bank ......    34,587   15.0     18,430      8.0     23,038       10.0
    Randall-Story State Bank .     7,087   17.5      3,239      8.0      4,049       10.0
    State Bank & Trust .......    10,146   15.2      5,327      8.0      6,658       10.0

  Tier 1 capital ( to risk-
    weighted assets):
    Consolidated .............   $83,525   20.2%   $16,550      4.0%   $24,825        6.0%
    Boone Bank & Trust .......     9,360   13.2      2,836      4.0      4,255        6.0
    First National Bank ......    31,707   13.8      9,215      4.0     13,823        6.0
    Randall-Story State Bank .     6,580   16.2      1,620      4.0      2,430        6.0
    State Bank & Trust .......     9,310   14.0      2,663      4.0      3,995        6.0

  Tier 1 capital ( to average-
    weighted assets):
    Consolidated .............   $83,525   13.4%   $24,985      4.0%   $31,231        5.0%
    Boone Bank & Trust .......     9,360    9.4      3,967      4.0      4,959        5.0
    First National Bank ......    31,707    9.3     13,583      4.0     16,978        5.0
    Randall-Story State Bank .     6,580   10.9      2,412      4.0      3,015        5.0
    State Bank & Trust .......     9,310    9.4      3,960      4.0      4,950        5.0


Note 12. Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments (as described in Note 1) were as follows:

                                                             2001                          2000
                                                           Carrying         Fair         Carrying         Fair
                                                             Amount         Value         Amount          Value
                                                          ---------------------------------------------------------
Financial assets:
  Cash and due from banks .............................   $ 42,459,156   $ 42,459,156   $ 28,775,032   $ 28,775,032
  Federal funds sold ..................................     29,350,000     29,350,000        245,000        245,000
  Interest-bearing deposits ...........................        250,000        250,000        348,174        348,174
  Securities available-for-sale .......................    213,778,175    213,778,175    232,706,157    232,706,157
  Loans, net ..........................................    323,043,166    329,024,000    344,014,727    336,670,000
  Accrued income receivable ...........................      5,977,353      5,977,353      7,020,614      7,020,614
Financial liabilities:
  Deposits ............................................    511,509,225    515,208,098    493,428,855    493,428,855
  FHLB advances .......................................      1,000,000      1,000,000     16,000,000     16,000,000
  Other borrowings ....................................     10,596,174     10,596,174     19,007,419     19,007,419
  Accrued interest ....................................      3,051,289      3,051,289      3,363,665      3,363,665


                                                             Notional    Unrealized       Notional     Unrealized
                                                              Amount     Gain (Loss)       Amount      Gain (Loss)
                                                          ---------------------------------------------------------

Off-balance sheet items:
  Commitments to extend credit ........................   $ 51,636,000   $       --     $ 49,500,000   $       --
  Standby letters of credit ...........................      1,231,000           --        3,448,000           --

Note 13. Parent Company Only Financial Statements

Information relative to the Parent Company's balance sheets at December 31, 2001 and 2000, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2001, is as follows:

                    STATEMENTS OF FINANCIAL CONDITION

                       December 31, 2001 and 2000

                                                                2001             2000
                                                             ----------------------------
ASSETS
Cash and due from banks ..................................   $      6,738    $      1,826
Interest-bearing deposits in banks .......................      2,166,465       1,149,364
Securities available-for-sale ............................     30,464,217      25,750,486
Investment in bank subsidiaries ..........................     61,284,957      56,947,590
Loans receivable, net ....................................        258,227       2,659,071
Bank premises and equipment, net .........................        503,101         490,688
Accrued income receivable ................................      1,659,410       1,641,070
Other assets .............................................         25,504         333,711
                                                             ----------------------------
        Total assets .....................................   $ 96,368,619    $ 88,973,806
                                                             ============================
LIABILITIES AND EQUITY
LIABILITIES
  Dividends payable ......................................   $  1,312,596    $  1,248,917
  Deferred taxes .........................................      1,328,606       1,545,640
  Accrued interest and other liabilities .................        105,419           1,788
                                                             ----------------------------
        Total liabilities ................................      2,746,621       2,796,345
                                                             ----------------------------

EQUITY
  Common stock, $5 par value; authorized 6,000,000 shares;
    issued 3,153,230 shares at December 31, 2001 and 2000      15,766,150      15,766,150
  Additional paid-in capital .............................     25,393,028      25,428,994
  Retained earnings ......................................     49,397,011      44,036,378
  Treasury stock, at cost; 2001 28,001 shares and
    2000 30,937 shares ...................................     (1,530,805)     (1,677,605)
  Accumulated other comprehensive income .................      4,596,614       2,623,544
                                                             ----------------------------
        Total equity .....................................     93,621,998      86,177,461
                                                             ----------------------------
        Total liabilities and equity .....................   $ 96,368,619    $ 88,973,806
                                                             ============================

                  STATEMENTS OF INCOME

                 Years Ended December 31, 2001, 2000 and 1999

                                                  2001          2000          1999
                                              ---------------------------------------
Operating income:
  Equity in net income of bank subsidiaries   $ 9,122,748   $ 7,855,578   $ 8,860,252
  Interest ................................       953,071       808,091       625,736
  Dividends ...............................       795,411       794,389       711,934
  Rents ...................................       245,882       225,866       185,855
  Security gains, net .....................     1,092,808       741,456     1,206,011
                                              ---------------------------------------
                                               12,209,920    10,425,380    11,589,788
                                              ---------------------------------------

Operating expenses:
  Occupancy expense .......................       178,802       178,191       164,069
  Other ...................................       923,780       713,327       458,577
                                              ---------------------------------------
                                                1,102,582       891,518       622,646
                                              ---------------------------------------

        Income before income taxes ........    11,107,338     9,533,862    10,967,142

Income tax expense ........................       560,000       415,000       640,000
                                              ---------------------------------------
        Net income ........................   $10,547,338   $ 9,118,862   $10,327,142
                                              =======================================

                    STATEMENTS OF CASH FLOWS

          Years Ended December 31, 2001, 2000 and 1999

                                                           2001             2000            1999
                                                        --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ........................................   $ 10,547,338    $  9,118,862    $ 10,327,142
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ....................................         66,781          65,247          55,931
    Amortization and accretion, net .................        (13,493)        (13,497)         (8,410)
    Provision for deferred taxes ....................             --              --           3,300
    (Gains) on sales of securities available-for-sale     (1,092,808)       (741,456)     (1,206,011)
    Undistributed net income of bank subsidiaries ...     (1,994,748)       (727,578)     (1,976,254)
    (Increase) in accrued income receivable .........        (18,340)        (39,369)        (72,418)
    (Increase) decrease in other assets .............        308,207        (325,579)        803,779
    Increase (decrease) in accrued interest payable
      and other liabilities .........................        103,631        (845,213)        756,969
                                                        --------------------------------------------
        Net cash provided by operating activities ...      7,906,568       6,491,417       8,684,028
                                                        --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available-for-sale .........    (10,244,488)     (6,882,724)     (6,959,270)
  Proceeds from sale of securities available-for-sale      4,025,880       4,949,983       2,107,310
  Proceeds from maturities of securities
    available-for-sale ..............................      2,024,595         600,000       1,995,537
  (Increase) decrease in interest bearing deposits
    in banks ........................................     (1,017,101)       (272,968)        679,102
  (Increase) decrease in loans ......................      2,400,844      (1,252,298)       (839,255)
  Purchase of bank premises and equpment ............        (79,194)        (36,064)        (98,754)
                                                        --------------------------------------------
        Net cash (used in) investing activities .....     (2,889,464)     (2,894,071)     (3,115,330)
                                                        --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid ....................................     (5,123,026)     (4,867,972)     (4,585,605)
  Treasury stock purchased ..........................           --              --        (1,438,305)
  Proceeds from issuance of treasury stock ..........        110,834       1,268,493         455,508
                                                        --------------------------------------------
        Net cash (used in) financing activities .....     (5,012,192)     (3,599,479)     (5,568,402)
                                                        --------------------------------------------

        Net increase (decrease) in cash and
        cash equivalents ............................          4,912          (2,133)            296

CASH AND CASH EQUIVALENTS
  Beginning .........................................          1,826           3,959           3,663
                                                        --------------------------------------------
  Ending ............................................   $      6,738    $      1,826    $      3,959
                                                        ============================================

Note 14.  Selected Quarterly Financial Data (Unaudited)

                                                                              2001
                                                      -----------------------------------------------------
                                                        March 31       June 30    September 30  December 31
                                                      -----------------------------------------------------
Total interest income .............................   $10,689,478   $10,594,284   $10,206,893   $ 9,982,901
Total interest expense ............................     5,526,539     5,139,785     4,496,532     3,719,777
Net interest income ...............................     5,162,939     5,454,499     5,710,361     6,263,124
Provision for loan losses .........................        77,678       196,230       283,229       340,403
Net income ........................................     2,580,058     2,717,398     2,682,320     2,567,562
Earnings per common share .........................          0.83          0.87          0.86          0.82

                                                                                2000

                                                      -----------------------------------------------------

Total interest income .............................   $10,528,450   $11,073,835   $11,277,978   $11,137,289
Total interest expense ............................     5,587,758     6,089,989     6,423,712     6,159,195
Net interest income ...............................     4,940,692     4,983,846     4,854,266     4,978,094
Provision for loan losses .........................       105,943       156,230        84,174       113,702
Net income ........................................     2,009,439     2,388,061     2,430,373     2,290,989
Earnings per common share .........................          0.64          0.77          0.78          0.73

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 8, 2000, the Board of Directors of the Company approved the dismissal of KPMG LLP ("KPMG") as the Company's independent accountants. The dismissal was recommended by the Audit Committee of the Board of Directors. The dismissal was effective upon the issuance of KPMG's report on the consolidated financial statements of the Company for the year ended December 31, 2000.

The audit reports of KPMG on the consolidated financial statements of the Company for the years ended December 31, 2000 and 1999 do not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the audits of the years ended December 31, 2000 and 1999, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which agreement, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports.

The Company requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission ("SEC") stating whether or not KPMG agreed with the above statements. A copy of KPMG's letter to the SEC dated April 30, 2001 is filed as Exhibit 16 hereto.

The Board of Directors of the Company approved the engagement of McGladrey & Pullen, LLP as the Company's new independent accountants effective January 1, 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Refer to the information under the caption "Information Concerning Nominees for Election as Directors" and "Information Concerning Directors Other Than
Nominees" contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 24, 2002, as filed with the SEC on March 25, 2002 (the "Proxy Statement"), which information is incorporated herein by this reference.

Executive Officers

The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Unless otherwise indicated, each executive officer has served in his current position for the past five years.

                                  Position with Company or Bank and Principal Occupation and
Name                     Age      Employment During the Past Five Years
---------------------------------------------------------------------------------------------------------
Kevin G. Deardorff       47       Vice President & Technology Director of the Company since 1998.
                                  Previously served as Vice President of First National.

Edward C. Jacobson       61       Vice President and Treasurer of Company and Senior Vice President of
                                  First National.

Daniel L. Krieger        65       President of Company since 1999.  Previously served as President of
                                  First National.  Also serves as a Director of the Company, Chairman of the Board and Trust Officer of First National and Chairman of the
                                  Board of Boone Bank.

David L. Morris          59       President of Randall-Story Bank

John P. Nelson           35       Secretary and Vice President of Company

Thomas H. Pohlman        51       President of First National since 1999.  Served as Executive Vice
                                  President of First National from 1998 to 1999.  Previously served as
                                  President of state-wide banking for Norwest Bank, Iowa.

Jeffrey K. Putzier       40       President of Boone Bank since 1999.  Previously served as Vice President of State Bank.

William D. Tufford       56       President of State Bank

Terrill L. Wycoff        58       Executive Vice President of First National since 2000.  Previously served as Senior Vice President of First National.

The executive officers of the Company and the Banks are elected on an annual basis by the board of directors of the Company and of the Banks, as applicable. An executive officer may be removed by the board of directors whenever in its judgment the best interest of the Company or the Bank, as applicable, will be served thereby.

Section 16(a) Beneficial Ownership Reporting Compliance

Refer to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

Refer to the information under the caption "Executive Compensation" contained in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to the information under the caption "Security Ownership of Management and Certain Beneficial Owners" contained in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to the information under the caption "Loans to Directors and Executive Officers" contained in the Proxy Statement, which information is incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of Financial Statements and Schedules.

         1.   Financial Statements

              Report of McGladrey & Pullen, LLP, Independent Auditor Report of KPMG LLP, Independent Auditor
              Consolidated Balance Sheets, December 31, 2001 and 2000 Consolidated Statements of Income for the Years ended
                December 31, 2001, 2000 and 1999
              Consolidated Statements of Stockholders' Equity for
                the Years Ended December 31, 2001, 2000 and 1999
              Consolidated Statements of Cash Flows for the Years ended
                December 31, 2001, 2000 and 1999
              Notes to Consolidated Financial Statements

         2.   Financial Statement Schedules

         All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

(c)      Exhibits.

         3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Form 10 filed on April 30, 2001).

         3.2 Bylaws of the Company (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

          10   Management Incentive Compensation Plan.

          16 Letter from KPMG LLP to Securities and Exchange Commission. (incorporated by reference to Form 10 filed on April 30, 2001).

          21 Subsidiaries of the Registrant. (incorporated by reference to Form 10 filed on April 30, 2001).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMES NATIONAL CORPORATION


March 28, 2002                         By:  /s/ Daniel L. Krieger
                                            ------------------------------------
                                            Daniel L. Krieger,
                                            President


March 28, 2002                         By:  /s/ John P. Nelson
                                            ------------------------------------
                                            John P. Nelson
                                            Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 28, 2002                         /s/ Charles D. Jons
                                       -----------------------------------------
                                       Charles D. Jons, Director

March 28, 2002                         /s/ Betty A. Baudler
                                       -----------------------------------------
                                       Betty A. Baudler, Director

March 28, 2002                         /s/ James Christy
                                       -----------------------------------------
                                       James Christy, Director

March 28, 2002                         /s/ Jamie R. Larson II
                                       -----------------------------------------
                                       Jamie R. Larson II, Director

March 28, 2002                         /s/ Marvin J. Walter
                                       -----------------------------------------
                                       Marvin J. Walter, Director

March 28, 2002                         /s/ Dale F. Collings
                                       -----------------------------------------
                                       Dale F. Collings, Director

March 28, 2002                         /s/ Douglas C. Gustafson
                                       -----------------------------------------
                                       Douglas C. Gustafson, Director