Form 10-Q
period 2002-03-31
AMES NATIONAL CORP
filed 2002-05-10
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                         Commission File Number 0-32637

                            AMES NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             IOWA                                               42-1039071
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I. R. S. Employer
 Incorporation or Organization)                           Identification Number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $5.00 PAR VALUE                           3,125,229
--------------------------------------------------------------------------------
           (Class)                        (Shares Outstanding at April 30, 2002)

                            AMES NATIONAL CORPORATION

                                      INDEX

                                                                            Page

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at
                  March 31, 2002 (Unaudited) and December 31, 2001             3

                  Consolidated Statements of Income for the
                  three months ended March 31, 2002 and 2001 (Unaudited)       4

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2002 and 2001 (Unaudited)       5

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations        6 - 10

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           10

Part II. Other Information

         Items 1 through 6                                                    11

         Signatures                                                           12

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)


                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

(unaudited)                                                                     March 31,     December 31,
       Assets                                                                     2002            2001
                                                                             ------------------------------
Cash and due from banks ..................................................   $  40,864,403    $  42,459,156
Federal funds sold .......................................................      60,960,000       29,350,000
Interest bearing deposits in financial institutions ......................         600,000          250,000
Securities available-for-sale ............................................     225,187,867      213,778,175
Loans receivable, net ....................................................     304,510,264      323,043,166
Bank premises and equipment, net .........................................       7,483,997        7,183,655
Accrued income receivable ................................................       5,836,053        5,977,353
Other assets .............................................................         324,837          238,477
                                                                             ------------------------------
            Total assets .................................................   $ 645,767,421    $ 622,279,982
                                                                             ==============================

Liabilities and Stockholders' Equity

Deposits:
    Demand ...............................................................   $  51,991,931    $  62,796,265
    NOW accounts .........................................................     131,319,934      108,509,319
    Savings and money market .............................................     145,667,064      138,342,052
    Time, $100,000 and over ..............................................      49,064,946       47,716,458
    Other time ...........................................................     152,358,206      154,145,161
                                                                             ------------------------------
            Total deposits ...............................................     530,402,081      511,509,255

FHLB advances ............................................................              --        1,000,000
Federal funds purchased and securities sold under agreements to repurchase      13,830,133       10,596,174
Dividends payable ........................................................       1,312,596        1,312,596
Deferred taxes ...........................................................       1,224,826        1,188,670
Accrued interest and other liabilities ...................................       3,685,309        3,051,289
                                                                             ------------------------------
            Total liabilities ............................................     550,454,945      528,657,984
                                                                             ------------------------------

Stockholders' Equity:
    Common stock, $5 par value; authorized 6,000,000 shares;
      issued 3,153,230 shares at March 31, 2002 and December 31, 2001 ....      15,766,150       15,766,150
    Treasury stock, at cost; 28,001 shares at
      March 31, 2002 and December 31, 2001  ..............................      (1,530,805)      (1,530,805)
    Surplus ..............................................................      25,393,028       25,393,028
    Retained earnings ....................................................      51,025,345       49,397,011
    Accumulated other comprehensive income - net unrealized gain
      on securities available-for-sale ...................................       4,658,758        4,596,614
                                                                             ------------------------------

            Total stockholders' equity ...................................      95,312,476       93,621,998
                                                                             ------------------------------
                                                                             $ 645,767,421    $ 622,279,982
                                                                             ==============================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                  Three Months Ended
(unaudited)                                                            March 31,
                                                                   2002         2001
                                                                -----------------------
Interest and dividend income:
    Loans ...................................................   $5,865,172   $7,268,782
    Securities ..............................................    2,699,085    3,097,922
    Federal funds sold ......................................      200,784       92,424
    Dividends ...............................................      330,803      230,351
                                                                -----------------------
                                                                 9,095,844   10,689,478
                                                                -----------------------
Interest expense:
    Deposits ................................................    2,987,959    5,129,377
    Other borrowed funds ....................................       74,135      397,162
                                                                -----------------------
                                                                 3,062,094    5,526,539
                                                                ------------------------

          Net interest income ...............................    6,033,750    5,162,939

Provision for loan losses ...................................      104,219       77,678
                                                                -----------------------
          Net interest income after provision for loan losses    5,929,531    5,085,261
                                                                -----------------------

Noninterest income:
    Trust department income .................................      250,730      230,748
    Service fees ............................................      357,675      353,315
    Securities gains, net ...................................      188,733      486,525
    Other ...................................................      325,999      324,925
                                                                -----------------------
          Total noninterest income ..........................    1,123,137    1,395,513
                                                                -----------------------

Noninterest expense:
    Salaries and employee benefits ..........................    1,782,335    1,693,114
    Occupancy expenses ......................................      203,362      213,601
    Data processing .........................................      404,411      439,657
    Other operating expenses ................................      542,148      522,382
                                                                -----------------------
          Total noninterest expense .........................    2,932,256    2,868,754
                                                                -----------------------

          Income before income taxes ........................    4,120,412    3,612,020

Income tax expense ..........................................    1,179,482    1,031,962
                                                                -----------------------

          Net income ........................................   $2,940,930   $2,580,058
                                                                =======================

Basic and diluted earnings per share ........................   $     0.94   $     0.83
                                                                =======================

Declared dividends per share ................................   $     0.42   $     0.40
                                                                =======================

Comprehensive Income ........................................   $3,003,074   $4,703,475
                                                                =======================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
(unaudited)                                                                                2002            2001
                                                                                       ----------------------------
Cash flows from operating activities:
   Net income ......................................................................   $  2,940,930    $  2,580,058
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses .....................................................        104,219          77,678
     Amortization and accretion, net ...............................................            914         (11,720)
     Depreciation ..................................................................        225,330         176,316
     Provision for deferred taxes ..................................................           --          (111,000)
     (Gain) Loss on sale of securities available-for-sale ..........................       (188,733)       (486,525)
     (Increase) decrease in accrued income receivable ..............................        141,300         420,116
     Decrease (increase) in other assets ...........................................        (86,360)        695,019
     (Decrease) increase in accrued interest and other liabilities .................        634,020       1,020,869
                                                                                       ----------------------------
           Net cash provided by operating activities ...............................      3,771,620       4,360,811
                                                                                       ----------------------------

Cash flow from investing activities:
   Purchase of securities available-for-sale .......................................    (25,974,500)     (9,800,493)
   Proceeds from sale of securities available-for-sale .............................      6,853,042       7,932,315
   Proceeds from maturities of securities available-for-sale .......................      7,997,885      13,769,595
   Net decrease (increase) in interest bearing deposits in financial institutions ..       (350,000)         98,174
   Net decrease (increase) in federal funds sold ...................................    (31,610,000)    (30,785,000)
   Net decrease (increase) in loans ................................................     18,428,683      (1,327,195)
   Purchase of bank premises and equipment .........................................       (525,672)       (294,807)
                                                                                       ----------------------------
           Net cash used in investing activities ...................................    (25,180,562)    (20,407,411)
                                                                                       ----------------------------

Cash flows from financing activities:
   Increase in deposits ............................................................     18,892,826      27,390,882
   Increase (decrease) in FHLB advances, federal funds purchased
     and securities sold under agreements to repurchase ............................      2,233,959     (12,996,833)
   Dividends paid ..................................................................     (1,312,596)     (1,248,917)
                                                                                       ----------------------------
           Net cash provided by financing activities ...............................     19,814,189      13,145,132

           Net decrease in cash and cash equivalents ...............................     (1,594,753)     (2,901,468)
                                                                                       ----------------------------
Cash and cash equivalents at beginning of quarter ..................................     42,459,156      28,775,032
                                                                                       ----------------------------
Cash and cash equivalents at end of quarter ........................................   $ 40,864,403    $ 25,873,564
                                                                                       ============================

Supplemental disclosures of cash flow information:
   Cash paid for interest ..........................................................   $  2,428,074    $  4,505,670
   Cash paid for taxes .............................................................         35,940          21,458
                                                                                       ============================

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

The consolidated financial statements for the three month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Dividends

On May 8, 2002, the Company declared a cash dividend on its common stock, payable on July 1, 2002 to stockholders of record as of June 17, 2002, equal to $0.44 per share. Also on May 8, 2002, the Company declared an additional cash dividend on its common stock, payable August 15, 2002 to stockholders of record as of August 1, 2002, equal to $0.44 per share.

3. Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2002 and 2001 were 3,125,229 and 3,122,293, respectively.

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

General

The Company earned net income of $2,941,000, or $0.94 per share for the three months ended March 31, 2002, compared to net income of $2,580,000, or $0.83 per share, for the three months ended March 31, 2001, an increase of 14%. The Company's return on average assets was 1.91% and 1.69%, respectively, for the three month periods ending March 31, 2002 and 2001.

The improvement in net income can be primarily attributed to lower interest expense partially offset by lower interest income and security gains. The lower interest expense for the quarter is attributable to declining interest rates on deposits and other borrowed funds in addition to a lower volume of borrowed funds. The decrease in interest expense was partially offset by lower interest income on loans as loan rates and volume declined for the quarter ended March 31, 2002 versus the first quarter of 2001.

AVERAGE BALANCE SHEET AND INTEREST RATES

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three month periods ended March 31, 2002 and March 31, 2001, respectively.

ASSETS
(Dollars in Thousands)

                                                      AVERAGE BANALANCE SHEET AND INTEREST RATES

                                                            Three Months Ended March 31,
                                           ---------------------------------------------------------------
                                                        2002                            2001
                                           ------------------------------   ------------------------------
                                           Average    Revenue/     Yield/   Average    Revenue/     Yield/
                                           Balance    Expense       Rate    Balance    Expense       Rate
                                           ---------------------------------------------------------------
Interest-earning assets
  Loans
  Commercial ...........................   $ 44,101   $    802      7.27%   $ 52,824   $  1,182      8.95%
  Agricultural .........................     24,604        469      7.62%     29,274        674      9.21%
  Real estate ..........................    227,645      4,246      7.46%    243,258      4,913      8.08%
  Installment and other ................     20,058        348      6.94%     25,261        499      7.90%
                                           ------------------------------------------------------------
        Total loans (including fees) ...   $316,408   $  5,865      7.41%   $350,617   $  7,268      8.29%

Investment securities
  Taxable ..............................   $136,209   $  2,083      6.12%   $155,912   $  2,491      6.39%
  Tax-exempt ...........................     75,104      1,432      7.63%     66,110      1,266      7.66%
                                           ---------------------------------------------------------------
        Total investment securities ....   $211,313   $  3,515      6.65%   $222,022   $  3,757      6.77%

Interest bearing deposits with banks ...   $    402   $      2      1.99%   $    251   $      3      4.78%
Federal funds sold .....................     49,442        201      1.63%      7,420         92      4.96%
                                           ---------------------------------------------------------------
        Total interest-earning assets ..   $577,565   $  9,583      6.64%   $580,310   $ 11,120      7.66%

Noninterest-earning assets
  Cash and due from banks ..............   $ 24,029                         $ 19,472
  Premises and equipment, net ..........      7,386                            5,211
  Other, less allowance for loan losses       8,539                            7,089
                                           --------                         --------
        Total noninterest-earning assets   $ 39,954                         $ 31,772
                                           --------                         --------

TOTAL ASSETS ...........................   $617,519                         $612,082
                                           ========                         ========

1 Average loan balances include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

LIABILITIES AND STOCKHOLDERS' EQUITY
(Dollars in Thousands)

                                                               AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                       Three Months Ended March 31,
                                                     ----------------------------------------------------------------
                                                                  2002                             2001
                                                     ------------------------------   -------------------------------
                                                     Average    Revenue/     Yield/   Average     Revenue/     Yield/
                                                     Balance    Expense       Rate    Balance     Expense       Rate
                                                     ----------------------------------------------------------------
Interest-bearing liabilities
  Deposits
    Savings, NOW accounts, and money markets .....   $249,852   $    831     1.33%    $216,747    $  1,780      3.28%
    Time deposits < $100,000 .....................    153,197      1,682     4.39%     159,123       2,327      5.85%
    Time deposits > $100,000 .....................     46,394        475     4.10%      64,871       1,022      6.30%
                                                     ----------------------------------------------------------------
        Total deposits ...........................   $449,443   $  2,988     2.66%    $440,741    $  5,129      4.65%
Other borrowed funds .............................     14,580         74     2.03%      28,843         398      5.52%
                                                     ----------------------------------------------------------------
        Total Interest-bearing liabilities .......   $464,023   $  3,062     2.64%    $469,584    $  5,527      4.71%
                                                                --------                          --------

Noninterest-bearing liabilities
  Demand deposits ................................   $ 52,687                         $ 48,695
  Other liabilities ..............................      4,829                            5,804
                                                     --------                         --------
        Stockholders' equity .....................   $ 95,980                         $ 87,999
                                                     --------                         --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $617,519                         $612,082
                                                     ========                         ========

        Net interest income ......................              $  6,521     4.52%                $  5,593      3.86%
                                                                ========                          ========

Spread Analysis
  Interest income/average assets .................                 9,583     6.21%                $ 11,120      7.27%
  Interest expense/average assets ................                 3,062     1.98%                   5,527      3.81%
  Net interest income/average assets .............                 6,521     4.23%                   5,593      3.86%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

Net Interest Income

For the three months ended March 31, 2002, the Company's net interest margin adjusted for tax exempt income was 4.52% compared to 3.86% for the three months ended March 31, 2001. Net interest income, prior to the adjustment for tax-exempt income, for the quarter ended March 31, 2002 and March 31, 2001 totaled $6,034,000 and $5,163,000, respectively. This 16.9% increase resulted primarily from declining interest rates on deposits and other borrowed funds in addition to a lower volume of borrowed funds.

For the three months ended March 31, 2002, interest income decreased $1,594,000 or 14.9% when compared to the same period in 2001. This decrease was attributable to lower average loan rates of 7.4% as of the quarter ended March 31, 2002 versus 8.3% for the quarter ended March 31, 2001. Additionally, lower loan volume has contributed to lower loan income as loan demand has slowed and the refinancing of the Banks' loans with competing financial institutions has increased.

Interest expense decreased $2,464,000 or 44.6% for the quarter ended March 31, 2002 when compared to the same period in 2001. The lower interest expense for the quarter is attributable to declining interest rates paid on deposits and other borrowed funds as well as a lower volume of borrowed funds.

Provision for Loan Losses

The Company's provision for loan and lease losses for the three months ended March 31, 2002 was $104,000 compared to $78,000 during the same period last year. Provision expense for quarters ended March 31, 2002 and 2001 were utilized to increase specific reserves for impaired loans.

Noninterest Income and Expense

Noninterest income decreased $272,000, or 19.5% during the quarter ended March 31, 2002 compared to the same period in 2001. The decrease can be attributed to securities gains in the Company's equity portfolio of $189,000 in 2002 compared to $487,000 in first quarter 2001.

Noninterest expense increased $64,000 or 2.2% for the first quarter of 2002 compared to the same period in 2001. The increase in noninterest expense is attributable to an increase of $89,000 or a 5.3% in salaries and benefits.

Income Taxes

The provision for income taxes for March 31, 2002 and March 31, 2001 was $1,179,000 and $1,032,000, respectively. This amount represents an effective tax rate of 28.6% for both quarters. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Financial Condition

Assets

For the quarter ended March 31, 2002, total assets were $645,767,000, a $23,487,000 increase compared to December 31, 2001 totals. This higher level of assets is attributable to significant volume of federal funds sold resulting from temporary large public fund deposit balances associated with the collection of property taxes. Average assets for the first quarter ended March 31, 2002 totaled $617,519,000 versus $612,082,000 for the first quarter ended March 31, 2001.

Investment Portfolio

The increase in the volume of investment securities to $225,188,000 on March 31, 2002 from $213,778,000 on December 31, 2001 resulted from the purchase of U.S. government agencies and corporate bonds.

Loan Portfolio

Net loans as of March 31, 2002 totaled $304,510,000, a decrease of $18,533,000 from outstanding balances as of December 31, 2001. The decreased level of loans relates to lower loan demand and significant market competition for loans.

Impaired loans totaled $2,890,000 as of March 31, 2002 compared to $3,489,000 as of December 31, 2001. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans. As of March 31, 2002, non-accrual loans totaled $2,557,000, loans past due 90 days still accruing totaled $333,000 and there were no restructured loans outstanding. Other real estate owned as of March 31, 2002 and December 31, 2001 totaled $123,000 and $159,000, respectively.

Net charge offs were $76,000 for the three months ended March 31, 2002 as compared to $63,000 in net charge offs for the three months ended March 31, 2001. Losses related primarily to consumer loans in the first quarter of 2002 and commercial loans for first quarter of 2001. The resulting allowance for loan losses as a percentage of outstanding loans as of March 31, 2002 and December 31, 2001 was 1.77% and 1.66%, respectively.

The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower, a realistic determination of value and adequacy of underlying collateral, the condition of the local economy and the condition of the specific industry of the borrower, an analysis of the levels and trends of loan categories and a review of delinquent and classified loans.

Liabilities

Deposits increased by $18,893,000 from December 31, 2001 and are $9,582,000 higher than March 31, 2001 balances. The increase in deposits from year-end is attributable to a large influx of public funds invested on a short-term basis until the funds are withdrawn over the following 30 to 60 day period. The increase in deposits from March 31, 2001 is attributable to new deposit account growth and increased property tax collections. The Company's deposits typically increase significantly at the end of the first and third quarters as local municipalities receive local property tax payments.

Other borrowed funds as of March 31, 2002 totaled $13,830,000 and consisted primarily of securities sold under agreements to repurchase. Total other borrowing as of December 31, 2001 totaled $11,596,000.

Stockholders Equity

Stockholders equity increased to $95,312,000 as of March 31, 2002 as earnings and unrealized gains on securities available for sale continued to augment the company's strong capital base.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposits. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal fund purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations. Net cash from operating activities contributed $3,771,000 and $4,361,000 to liquidity for the three months ended March 31, 2002 and 2001, respectively. Liquid assets including cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions increased to $102,424,000 as of March 31, 2002 compared to the year-end 2001 balance of $72,059,000. The increased liquid assets are attributable to public fund deposits, proceeds from maturing and callable investment securities and declining loan volume.

Securities available for sale increased to $225,188,000 as of March 31, 2002 from $213,778,000 as of December 31, 2001 and provide additional liquidity for the Company.

To provide additional external liquidity, the Banks have lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $46,750,000 and federal funds borrowing capacity at correspondent banks of $46,000,000. As of March 31, 2002, the Company had no outstanding borrowings of federal funds purchased or Federal Home Loan Bank advances. Management believes that the Company's liquidity sources will be sufficient to support existing operations for the foreseeable future.

The Company's total stockholder's equity increased to $95,312,000 on March 31, 2002, from $93,622,000 on December 31, 2001. March 31, 2002 stockholders' equity was 14.8% of total assets, compared to 15.0% at December 31, 2001. Total equity increased due to the retention of earnings and from appreciation in the Company and Banks' stock and bond portfolios. No material capital expenditures or material changes in the capital resource mix are anticipated at this time. Management believes that, as of March 31, 2002, the Company and its Banks meet the capital requirements to which they are subject. As of that date, all the Company's Banks were "well capitalized" under regulatory prompt corrective action provisions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed to-date in 2002 changed significantly when compared to 2001.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               None

         (b)   Reports on Form 8-K

               On January 15, 2002, the Company filed a Form 8-K pursuant to Item 5, announcing net earnings for the year ending December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMES NATIONAL CORPORATION

DATE: May 9, 2002                              By:  /s/ Daniel L. Krieger
                                                    ----------------------------
                                                    Daniel L. Krieger, President

                                               By:  /s/ John P. Nelson
                                                    ----------------------------
                                                    John P. Nelson
                                                    Principal Financial Officer