Form 10-Q
period 2002-06-30
AMES NATIONAL CORP
filed 2002-08-14
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $5.00 PAR VALUE                             3,128,982
--------------------------------------------------------------------------------
          (Class)                         (Shares Outstanding at August 9, 2002)

                            AMES NATIONAL CORPORATION

                                      INDEX

                                                                            Page

Part I.  Financial Information

         Item 1.  Consolidated Financial
                  Statements (Unaudited)

                  Consolidated Statements of
                  Financial Condition at June 30, 2002
                  (Unaudited) and December 31, 2001                            3

                  Consolidated Statements of
                  Income for the three and six months ended
                  June 30, 2002 and 2001 (Unaudited)                           4

                  Consolidated Statements of
                  Cash Flows for the six months ended
                  June 30, 2002 and 2001 (Unaudited)                           5

                  Notes to Consolidated Financial
                  Statements                                                   6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations        6 - 12

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           13

Part II. Other Information

         Items 1 through 6                                                    14

         Signatures                                                           15

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)


                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                    June 30,        December 31,
                                                                                      2002              2001
                                                                                  ------------------------------
        Assets
Cash and due from banks .......................................................   $  35,832,841     $ 42,459,156
Federal funds sold ............................................................      42,370,000       29,350,000
Interest bearing deposits in financial institutions ...........................         600,000          250,000
Securities available-for-sale .................................................     229,223,802      213,778,175
Loans receivable, net .........................................................     307,575,129      323,043,166
Bank premises and equipment, net ..............................................       7,894,748        7,183,655
Accrued income receivable .....................................................       5,297,369        5,977,353
Other assets ..................................................................         489,338          238,477
                                                                                  ------------------------------
           Total assets .......................................................   $ 629,283,227     $622,279,982
                                                                                  ==============================

       Liabilities and Stockholders' Equity
Deposits:
   Demand .....................................................................   $  52,293,228     $ 62,796,265
   NOW accounts ...............................................................     112,399,121      108,509,319
   Savings and money market ...................................................     145,496,094      138,342,052
   Time, $100,000 and over ....................................................      52,422,160       47,716,458
   Other time .................................................................     148,383,361      154,145,161
                                                                                  ------------------------------
           Total deposits .....................................................     510,993,964      511,509,255

FHLB advances .................................................................              --        1,000,000
Federal funds purchased and securities sold under agreements to repurchase ....      12,037,383       10,596,174
Dividends payable .............................................................       2,753,504        1,312,596
Deferred taxes ................................................................       2,749,561        1,188,670
Accrued interest and other liabilities ........................................       2,655,714        3,051,289
                                                                                  ------------------------------
           Total liabilities ..................................................     531,190,126      528,657,984
                                                                                  ------------------------------

Stockholders' Equity:
   Common stock, $5 par value; authorized 6,000,000 shares;
     issued 3,153,230 shares at June 30, 2002 and December 31, 2001 ...........      15,766,150       15,766,150
   Treasury stock, at cost; 24,248 and 28,001 shares at
     June 30, 2002 and December 31, 2001  .....................................      (1,333,640)      (1,530,805)
   Surplus ....................................................................      25,354,014       25,393,028
   Retained earnings ..........................................................      51,012,776       49,397,011
   Accumulated other comprehensive income - net unrealized gain
     on securities available-for-sale .........................................       7,293,801        4,596,614
                                                                                  ------------------------------
           Total stockholders' equity .........................................      98,093,101       93,621,998
                                                                                  ------------------------------

                                                                                  $ 629,283,227      622,279,982
                                                                                  ==============================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                         -----------------------------------------------------
                                            2002           2001          2002         2001
                                         -----------------------------------------------------
Interest and dividend income:
    Loans ............................   $ 5,766,039   $ 7,109,567   $11,631,211   $14,378,349
    Securities .......................     2,778,464     2,958,595     5,477,549     6,059,233
    Federal funds sold ...............       251,243       256,731       452,027       345,801
    Dividends ........................       374,867       269,391       705,670       500,379
                                         -----------------------------------------------------
                                           9,170,613    10,594,284    18,266,457    21,283,762
                                         -----------------------------------------------------
Interest expense:
    Deposits .........................     2,971,413     4,840,597     5,959,373     9,969,974
    Other borrowed funds .............        59,765       299,188       133,899       696,350
                                         -----------------------------------------------------
                                           3,031,178     5,139,785     6,093,272    10,666,324
                                         -----------------------------------------------------

          Net interest income ........     6,139,435     5,454,499    12,173,185    10,617,438

Provision for loan losses ............       111,265       196,230       215,484       273,908
                                         -----------------------------------------------------
          Net interest income after
             provision for loan losses     6,028,170     5,258,269    11,957,701    10,343,530
                                         -----------------------------------------------------

Noninterest income:
    Trust department income ..........       276,425       257,054       527,155       487,802
    Service fees .....................       361,518       415,665       719,193       784,712
    Securities gains, net ............       133,941       662,682       322,673     1,151,531
    Other ............................       295,947       322,850       621,947       629,719
                                         -----------------------------------------------------
          Total noninterest income ...     1,067,831     1,658,251     2,190,968     3,053,764
                                         -----------------------------------------------------

Noninterest expense:
    Salaries and employee benefits ...     2,075,667     1,707,197     3,858,002     3,400,311
    Occupancy expenses ...............       226,202       155,348       429,564       368,949
    Data processing ..................       436,629       455,918       841,040       888,863
    Other operating expenses .........       572,207       544,617     1,114,355     1,073,711
                                         -----------------------------------------------------
          Total noninterest expense ..     3,310,705     2,863,080     6,242,961     5,731,834
                                         -----------------------------------------------------

          Income before income taxes .     3,785,296     4,053,440     7,905,708     7,665,460

Income tax expense ...................     1,044,361     1,336,042     2,223,843     2,368,004
                                         -----------------------------------------------------
          Net income .................   $ 2,740,935   $ 2,717,398   $ 5,681,865   $ 5,297,456
                                         =====================================================

Basic and diluted earnings per share .   $      0.88   $      0.87   $      1.82   $      1.70
                                         =====================================================

Declared dividends per share .........   $      0.88   $      0.40   $      1.30   $      0.80
                                         =====================================================

Comprehensive Income .................   $ 5,375,978   $ 2,059,011   $ 8,379,052   $ 6,762,486
                                         =====================================================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       --------------------------
                                                                                          2002            2001
                                                                                       --------------------------
Cash flows from operating activities:
   Net income ......................................................................   $ 5,681,865    $ 5,297,456
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses .....................................................       215,484        273,908
     Amortization and accretion, net ...............................................        (2,095)       (28,110)
     Depreciation ..................................................................       449,235        353,583
     Provision for deferred taxes ..................................................       (24,475)      (111,000)
     Gain on sale of securities available-for-sale .................................      (322,673)    (1,151,531)
     Decrease in accrued income receivable .........................................       679,984      1,347,455
     Decrease (increase) in other assets ...........................................      (250,861)       450,872
     (Decrease) increase in accrued interest and other liabilities .................      (395,575)       463,614
                                                                                       --------------------------
           Net cash provided by operating activities ...............................     6,030,889      6,896,247
                                                                                       --------------------------

Cash flow from investing activities:
   Purchase of securities available-for-sale .......................................   (51,183,753)   (24,417,996)
   Proceeds from sale of securities available-for-sale .............................    23,852,113     11,501,993
   Proceeds from maturities of securities available-for-sale .......................    16,493,334     25,720,309
   Net decrease (increase) in interest bearing deposits in financial institutions ..      (350,000)        98,174
   Net increase in federal funds sold ..............................................   (13,020,000)   (18,740,000)
   Net decrease in loans ...........................................................    15,252,553     11,538,907
   Purchase of bank premises and equipment .........................................    (1,160,328)      (786,256)
                                                                                      ---------------------------
           Net cash used in investing activities ...................................   (10,116,081)     4,915,131
                                                                                      ---------------------------

Cash flows from financing activities:
   Decrease in deposits ............................................................      (515,291)    (2,768,421)
   Decrease in Federal Home Loan Bank advances .....................................    (1,000,000)    (6,000,000)
   Increase (decrease) in federal funds purchased and securities sold
     under agreements to repurchase ................................................     1,441,209     (4,026,316)
   Dividends paid ..................................................................    (2,625,192)    (2,497,834)
   Proceeds from issuance of treasury stock ........................................       158,151        110,834
                                                                                      ---------------------------
           Net cash provided by (used in) financing activities .....................    (2,541,123)   (15,181,737)
                                                                                      ---------------------------

           Net increase in cash and cash equivalents ...............................    (6,626,315)    (3,370,359)

Cash and cash equivalents at beginning of year .....................................    42,459,156     28,775,032
                                                                                      ---------------------------

Cash and cash equivalents at end of the period .....................................  $ 35,832,841   $ 25,404,673
                                                                                      ===========================
Supplemental disclosures of cash flow information:
   Cash paid for interest ..........................................................  $  6,531,731   $ 10,917,324
   Cash paid for taxes .............................................................     2,405,502      1,810,100
                                                                                      ===========================

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

The consolidated financial statements for the three and six-month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Dividends

On August 14, 2002, the Company declared a cash dividend on its common stock, payable on November 15, 2002 to stockholders of record as of November 1, 2002, equal to $0.44 per share.

3. Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2002 and 2001 were 3,125,889 and 3,122,743, respectively. The weighted average outstanding shares for the six months ended June 30, 2002 and 2001 were 3,125,163 and 3,122,521, respectively.

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

Results of Operations for Three Months Ending June 30, 2002 and June 30, 2001

General

In June 2002, the Company opened its fifth wholly owned bank subsidiary, United Bank & Trust N.A. in Marshalltown, Iowa. The consolidated financial statements include the accounts of this new organization as well as the four established wholly owned subsidiaries; First National Bank, Ames, Iowa; Boone Bank & Trust, Boone, Iowa; Randall-Story State Bank, Story City, Iowa; and State Bank & Trust Co., Nevada, Iowa..

The Company earned net income of $2,741,000, or $0.88 per share for the three months ended June 30, 2002, compared to net income of $2,717,000, or $0.87 per share, for the three months ended June 30, 2001, an increase of 0.87%. The Company's return on average assets was 1.73% and 1.75%, respectively, for the three-month periods ending June 30, 2002 and 2001.

While net income was very comparable for three-month periods ending June 30, 2002 and 2001, the composition of the earnings had some differences worth noting. Interest expense on deposit declined significantly in spite of a higher volume of deposits. This lower interest expense was offset by lower security gains, higher salary and employee benefits and by lower interest income on loans as both the volume of loans and related interest rates declined. Lower interest rates on alternative fixed rate investments and shaken investor confidence in the equities market has contributed to higher level of deposits in spite of historically low rates on deposits. Loan demand has been soft and competitive pricing in the Company's local markets has contributed to lower loan interest income.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three month periods ended June 30, 2002 and June 30, 2001, respectively.

ASSETS
(dollars in thousands)

                                              AVERAGE BALANCE SHEET AND INTEREST RATES
                                                     Three Months Ended June 30,
                                       -----------------------------------------------------------
                                                   2002                          2001
                                       ---------------------------     ---------------------------
                                       Average    Revenue/  Yield/     Average  Revenue/   Yield/
                                       Balance    Expense    Rate      Balance  Expense     Rate
                                       -----------------------------------------------------------
Loans
  Commercial .......................   $ 46,208   $    828   7.17%    $ 53,044  $ 1,117    8.42%
  Agricultural .....................     25,250        469   7.43%      29,645      658    8.88%
  Real estate ......................    223,589      4,120   7.37%     240,207    4,853    8.08%
  Installment and other ............     19,041        349   7.33%      24,189      482    7.97%
                                       ---------------------------------------------------------
Total loans (including fees) .......   $314,088   $  5,766   7.34%    $347,085  $ 7,110    8.19%

Investment securities
  Taxable ..........................   $149,189   $  2,306   6.18%    $149,356  $ 2,379    6.37%
  Tax-exempt .......................     70,090      1,278   7.29%      66,912    1,281    7.66%
                                       ---------------------------------------------------------
Total investment securities ........   $219,279   $  3,584   6.54%    $216,268  $ 3,660    6.77%

Interest bearing deposits with banks   $    600   $      5   3.33%    $    250  $     3    4.80%
Federal funds sold .................     59,639        251   1.68%      23,988      257    4.29%
                                       ---------------------------------------------------------
Total interest-earning assets ......   $593,606   $  9,606   6.47%    $587,591  $11,030    7.51%

Noninterest-earning assets .........     41,830                         33,211
                                       --------                       --------
TOTAL ASSETS .......................   $635,436                       $620,802
                                       ========                       ========

1 Average loan balance include nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

                                                           AVERAGE BALANCE SHEET AND INTEREST RATES
                                                                 Three Months Ended June 30,
                                               -----------------------------------------------------------------
                                                           2002                              2001
                                               -----------------------------    --------------------------------
                                               Average    Revenue/   Yield/     Average     Revenue/     Yield/
                                               Balance    Expense     Rate      Balance     Expense       rate
                                               -----------------------------------------------------------------
              Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets .   $270,611   $    967    1.43%     $225,130    $  1,563      2.78%
  Time deposits < $100,000 .................    149,509      1,518    4.06%      161,146       2,319      5.76%
  Time deposits > $100,000 .................     52,523        486    3.70%       63,351         959      6.06%
                                               ----------------------------------------------------------------
Total deposits .............................   $472,643   $  2,971    2.51%     $449,627    $  4,841      4.31%
Other borrowed funds .......................     11,589         60    2.07%       24,497         299      4.88%
                                               ----------------------------------------------------------------
Total Interest-bearing .....................   $484,232   $  3,031    2.50%     $474,124    $  5,140      4.34%
liabilities

             Noninterest-bearing liabilities
Demand deposits ............................   $ 49,496                         $ 50,482
Other liabilities ..........................      4,862                            5,781
                                               --------                         --------
Stockholders' equity .......................   $ 96,846                         $ 90,415
                                               --------                         --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................   $635,436                         $620,802
                                               ========                         ========

Net interest income ........................              $  6,575    4.43%                 $  5,890      4.01%
                                                          ========                          ========
Spread Analysis

Interest income/average assets .............              $  9,606    6.05%                 $ 11,030      7.11%
Interest expense/average assets ............                 3,031    1.91%                    5,140      3.31%
Net interest income/average assets .........                 6,575    4.14%                    5,890      3.80%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

Net Interest Income

For the three months ended June 30, 2002, the Company's net interest margin was 4.43% compared to 4.01% for the three months ended June 30, 2001. Net interest income, prior to the adjustment for tax-exempt income, for the quarter ended June 30, 2002 and 2001 totaled $6,139,000 and $5,454,000, respectively. This 12.6% increase resulted primarily from lower interest expense attributable to lower interest rates on deposits partially offset by lower interest income on loans.

For the three months ended June 30, 2002, interest income decreased $1,424,000 or 13.4% when compared to the same period in 2001. This decrease was primarily attributable to lower loan volume and yields.

Interest expense decreased $2,109,000 or 41.0% for the quarter ended June 30, 2002 when compared to the same period in 2001. Lower interest rates on deposits and other borrowings resulted in decreased interest expense as the Company's cost of funds declined with market interest rates.

Provision for Loan Losses

The Company provided $111,000 for loan losses for the three months ended June 30, 2002 compared to $196,000 during the same period last year. Provision expense for both periods were utilized to increase specific reserves for impaired loans.

Noninterest Income and Expense

Noninterest income decreased $590,000, or 35.6% during the quarter ended June 30, 2002 compared to the same period in 2001. The decrease can be attributed to lower securities gains in the Company's equity portfolio of $134,000 in 2002 compared to $663,000 in second quarter of 2001, a difference of $529,000.

Noninterest expense increased $448,000 or 15.6% for the second quarter of 2002 compared to the same period in 2001. Noninterest expense items that increased include salary and benefits and occupancy expense. Salaries and benefits increased $368,000 as the result of additional staff at United Bank & Trust and First National Bank, higher incentive compensation, and increased profit sharing contributions to the Company's retirement plan. Occupancy expenses reflect an increase of $71,000 primarily as the result of higher depreciation associated with an addition to First National Bank's main office and occupancy costs associated with the opening of United Bank & Trust.

Income Taxes

The provision for income taxes for June 30, 2002 and 2001 was $1,044,000 and $1,336,000, respectively. This amount represents an effective tax rate of 27.6% for the second quarter of 2002, compared to 33.0% for the second quarter of 2001. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Results of Operations for Six Months Ending June 30, 2002 and June 30, 2001

General

In June 2002, the Company opened its fifth wholly owned bank subsidiary, United Bank & Trust N.A. in Marshalltown, Iowa. The consolidated financial statements include the accounts of this new organization as well as the four established wholly owned subsidiaries; First National Bank, Ames, Iowa; Boone Bank & Trust, Boone, Iowa; Randall-Story State Bank, Story City, Iowa; and State Bank & Trust Co., Nevada, Iowa.

The Company earned net income of $5,682,000 or $1.82 per share for the six months ended June 30, 2002, compared to net income of $5,297,000, or $1.70 per share, for the six months ended June 30, 2001, an increase of 7.3%. The Company's return on average assets was 1.81% and 1.72%, respectively for the six-month period ending June 30, 2002 and 2001.

The improvement in net income can be primarily attributed to higher net interest income. This higher net interest income was offset by lower security gains, higher salary and employee benefits. Lower interest rates on alternative fixed rate investments and shaken investor confidence in the equities market has contributed to higher level of deposits in spite of historically low rates on deposits. Loan demand has been soft and competitive pricing in the Company's local markets has contributed to lower loan interest income.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the six month periods ended June 30, 2002 and June 30, 2001, respectively.

ASSETS
(dollars in thousands)

                                                  AVERAGE BALANCE SHEET AND INTEREST RATES
                                                         Six Months Ended June 30,
                                       ---------------------------------------------------------------
                                                   2002                             2001
                                       ----------------------------     ------------------------------
                                       Average    Revenue/   Yield/     Average    Revenue/     Yield/
                                       Balance    Expense     Rate      Balance    Expense       Rate
                                       ---------------------------------------------------------------
  Loans
  Commercial .......................   $ 45,114   $  1,630   7.23%      $ 52,935   $  2,299      8.69%
  Agricultural .....................     24,929        938   7.53%        29,461      1,332      9.04%
  Real estate ......................    225,653      8,366   7.41%       241,726      9,765      8.08%
  Installment and other ............     19,546        697   7.13%        24,721        982      7.94%
                                       ---------------------------------------------------------------
Total loans (including fees) .......   $315,242   $ 11,631   7.38%      $348,843   $ 14,378      8.24%

Investment securities
  Taxable ..........................   $145,042   $  4,389   6.05%      $152,612   $  4,874      6.39%
  Tax-exempt .......................     70,263      2,710   7.71%      $ 66,512      2,545      7.65%
                                       ---------------------------------------------------------------
Total investment securities ........   $215,305   $  7,099   6.59%      $219,124   $  7,419      6.77%

Interest bearing deposits with banks   $    501   $      7   2.79%      $    250   $      6      4.80%
Federal funds sold .................     54,899        452   1.65%        15,806        346      4.38%
                                       ---------------------------------------------------------------
Total interest-earning assets ......   $585,947   $ 19,189   6.55%      $584,023   $ 22,149      7.59%

Total noninterest-earning assets ...   $ 41,306                         $ 32,712
                                       --------                         --------
TOTAL ASSETS .......................   $627,253                         $616,735
                                       ========                         ========

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

                                                        AVERAGE BALANCE SHEET AND INTEREST RATES
                                                                  Six Months Ended June 30,
                                               ----------------------------------------------------------------
                                                           2001                              2000
                                               ------------------------------   -------------------------------
                                               Average    Revenue/     Yield/   Average     Revenue/     Yield/
                                               Balance    Expense       Rate     Balance    Expense       Rate
                                               ----------------------------------------------------------------
              Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets .   $260,293   $  1,798     1.38%    $220,960    $  3,343      3.03%
  Time deposits < $100,000 .................    151,344      3,200     4.23%     160,140       4,646      5.80%
  Time deposits > $100,000 .................     49,474        961     3.88%      64,105       1,981      6.18%
                                               ----------------------------------------------------------------
Total deposits .............................   $461,111   $  5,959     2.58%    $445,205    $  9,970      4.48%
Other borrowed funds .......................     13,407        134     2.00%      26,681         696      5.22%
                                               ----------------------------------------------------------------
Total Interest-bearing .....................   $474,518   $  6,093     2.57%    $471,886    $ 10,666      4.52%
liabilities

             Noninterest-bearing liabilities
Demand deposits ............................   $ 51,779                         $ 49,592
Other liabilities ..........................      4,986                            6,030
                                               --------                         --------
Stockholders' equity .......................   $ 95,970                         $ 89,227
                                               --------                         --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................   $627,253                         $616,735
                                               ========                         ========

Net interest income ........................              $ 13,096     4.47%                $ 11,483      3.93%
                                                          ========                          ========
Spread Analysis

Interest income/average assets .............              $ 19,189     6.12%                $ 22,149      7.18%
Interest expense/average assets ............                 6,093     1.94%                  10,666      3.46%
Net interest income/average assets .........                13,096     4.18%                  11,483      3.72%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

Net Interest Income

For the six months ended June 30, 2002, the Company's net interest margin was 4.47% compared to 3.93% for the six months ended June 30, 2001. Net interest income, prior to the adjustment for tax-exempt income, for the first half of the year ended June 30, 2002 and 2001 totaled $12,173,000 and $10,617,000, respectively. This 14.7% increase resulted primarily from lower interest expense attributable to lower interest rates on deposits and other borrowings partially offset by lower interest income on loans.

For the six months ended June 30, 2002, interest income decreased $3,017,000 or 14.2% when compared to the same period in 2001. This decrease was primarily attributable to lower loan volume and yields as a result of a general slow down in the Company's local markets and significant competition for fewer lending opportunities.

Interest expense decreased $4,573,000 or 42.9% for the six months ended June 30, 2002 when compared to the same period in 2001. Lower interest rates on deposits and other borrowings resulted in decreased interest expense as the Company's cost of funds declined with market interest rates.

Provision for Loan Losses

The Company provided $215,000 for loan losses for the six months ended June 30, 2002 compared to $274,000 during the same period last year. Provision expense for both periods were utilized to increase specific reserves for impaired loans.

Noninterest Income and Expense

Noninterest income decreased $863,000, or 28.3% during the six months ended June 30, 2002 compared to the same period in 2001. The decrease can be attributed to a decline securities gains in the Company's equity portfolio of $323,000 in 2002 compared to $1,152,000 in the first half of 2001, a difference of $829,000.

Noninterest expense increased $511,000 or 8.9% for the first half of 2002 compared to the same period in 2001. Noninterest expense items that increased in the first half of 2002 compared to same period in 2001 include salary and benefits and occupancy expense. Salaries and benefits increased $458,000 as the result of additional staff at United Bank & Trust and First National Bank, higher incentive compensation, and increased profit sharing contributions to the Company's retirement plan. Occupancy expenses reflect an increase of $61,000 primarily as the result of higher depreciation associated with an addition to First National Bank's main office and occupancy costs associated with the opening of United Bank & Trust.

Income Taxes

The provision for income taxes for the six months ending June 30, 2002 and 2001 was $2,224,000 and $2,368,000, respectively. This amount represents an effective tax rate of 28.1% for the first half of 2002, compared to 30.9% for the same period in 2001. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Financial Condition

Assets

For the quarter ended June 30, 2002, total assets are $629,283,000, a $7,003,000 increase in comparison to December 31, 2001 totals. The higher level of assets are attributable to a higher volume of federal funds sold and investment securities partially offset by a lower volume of loans.

Investment Portfolio

The increase in the volume of investment securities to $229,224,000 on June 30, 2002 from $213,778,000 on December 31, 2001 resulted from the purchase of U.S. government agencies and corporate bonds.

Loan Portfolio

Net loans as of June 30, 2002 totaled $307,575,000, a decrease of $15,468,000 from outstanding balances as of December 31, 2001. The decreased level of loans relates to lower loan demand and significant market competition for loans.

Impaired loans totaled $2,912,000 as of June 30, 2002 compared to $3,489,000 as of December 31, 2001. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis; accruing loans which are contractually past due 90 days or more as to principal or interest payments; and any restructured loans. As of June 30, 2002, non-accrual loans totaled $2,205,000, past due loans still accruing totaled $707,000 and there were no restructured loans outstanding. Other real estate owned as of June 30, 2002 and December 31, 2001 totaled $404,000 and $159,000, respectively.

Net charge offs were $170,000 for the six months ended June 30, 2002 as compared to net charge-offs $265,000 for the six months ended June 30, 2001. Losses related primarily to previously identified impaired commercial loans for both periods. The resulting allowance for loan losses as percentage of outstanding loans as of June 30, 2002 and December 31, 2001 was 1.75% and 1.59%, respectively.

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

Deposits declined $515,000 from year-end 2001. The Company's deposits are typically at a seasonal low point at the end of the second quarter of each year as First National Bank's deposit levels are impacted by Iowa State University students departing in May and June and returning in August. Total deposits for June 30, 2002 compared to June 30, 2001 are up $20,334,000 as the result of customers maintaining larger balances and the growth in the number of deposit accounts.

Other borrowed funds as of June 30, 2002, consisted primarily of securities sold under agreements to repurchase totaling $12,037,000 compared to total other borrowing as of December 31, 2001 of $11,596,000.

Stockholders equity increased to $98,093,000 as of June 30, 2002 as earnings and unrealized gains on securities available for sale continued to augment the company's strong capital base.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposits. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal fund purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations.  Net cash  from  operating  activities  contributed  $6,031,000  and
$6,896,000 to liquidity for the six months ended June 30, 2002 and 2001, respectively. Liquid assets including cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions increased to $78,803,000 as of June 30, 2002 compared to year-end 2001 balance of $72,059,000. The increase in fed funds sold is attributable to decreased loan volume.

Securities available for sale increased to $229,224,000 as of June 30, 2002 from $213,778,000 as of December 31, 2001 and provide additional liquidity for the Company.

To provide additional external liquidity, the Banks have outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $33,732,000 and federal funds borrowing capacity at correspondent banks of $46,000,000. As of June 30, 2002, the Company had no outstanding borrowings of federal funds purchased or Federal Home Loan Bank advances. Management believes that the Company's liquidity sources will be sufficient to support existing operations for the foreseeable future.

The Company's total stockholder's equity increased to $98,093,000 as of June 30, 2002, from $93,622,000 as of December 31, 2001. Stockholders' equity as of June 30, 2002 was 15.6% of total assets, compared to 15.0 % at December 31, 2001. Total equity increased due to the retention of earnings and from appreciation in the Company and Banks' stock and bond portfolios. No material capital expenditures or material changes in the capital resource mix are anticipated at this time. Management believes that, as of June 30, 2002, the Company and its Banks meet the capital requirements to which they are subject. As of that date, all the Company's Banks were "well capitalized" under regulatory prompt corrective action provisions.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders on April 24, 2002, stockholders re-elected Douglas C. Gustafson and Charles D. Jons to the Company's Board of
Directors. Continuing directors include Betty A. Baudler, Dale F. Collings, James R. Larson II, Robert W. Stafford, James R. Christy, Daniel L. Krieger, and Marvin J. Walter.

There were 3,125,229 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting results on the election of directors were as follows:

                                                              Votes
                                                   -----------------------------
                                                   In Favor             Withheld
                                                   -----------------------------

Douglas C. Gustafson ...................           2,603,268             521,961
Charles D. Jons ........................           2,603,268             521,961

There were no broker non-votes or abstentions on this proposal.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 99.1 - Certification pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               On April 22, 2002, the Company filed a Form 8-K pursuant to Item 5, announcing net earnings for the quarter ended March 31, 2002.

               On April 24, 2002, the Company filed a Form 8-K pursuant to Item 5, announcing forecasted earnings for the year ending December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMES NATIONAL CORPORATION

DATE: August 14, 2002                        By:  /s/ Daniel L. Krieger
                                                  -----------------------------
                                                  Daniel L. Krieger, President
                                                  (Principal Executive Officer)

                                             By:  /s/ John P. Nelson
                                                  ------------------------------
                                                  John P. Nelson, Vice President
                                                  (Principal Financial Officer)