Form 10-Q
period 2002-09-30
AMES NATIONAL CORP
filed 2002-11-14
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $5.00 PAR VALUE                           3,128,982
--------------------------------------------------------------------------------
           (Class)                      (Shares Outstanding at November 8, 2002)

                            AMES NATIONAL CORPORATION
                                      INDEX

                                                                            Page

Part I.    Financial Information

              Item 1.      Consolidated Financial
                           Statements (Unaudited)                              3

                           Consolidated Statements of
                           Financial Condition at September 30, 2002
                           (Unaudited) and December 31, 2001                   3

                           Consolidated Statements of
                           Income for the three and nine months ended
                           September 30, 2002 and 2001 (Unaudited)             4

                           Consolidated Statements of
                           Cash Flows for the nine months ended
                           September 30, 2002 and 2001 (Unaudited)             5

                           Notes to Consolidated Financial
                           Statements                                          6

              Item 2.      Management's Discussion and Analysis
                           of Financial Condition and Results of Operations    6

              Item 3.      Quantitative and Qualitative Disclosures
                           About Market Risk                                  14

              Item 4.      Controls and Procedures                            14

Part II.   Other Information

              Items 1 through 6                                               14

              Signatures                                                      15

              Certifications                                                  16

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)


                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                               September 30, December 31,
                                                              ----------------------------
         Assets                                                   2002            2001
                                                              ----------------------------
Cash and due from banks ..................................    $ 44,259,802    $ 42,459,156
Federal funds sold .......................................      51,970,000      29,350,000
Interest bearing deposits in financial institutions ......         500,000         250,000
Securities available-for-sale ............................     237,956,813     213,778,175
Loans receivable, net ....................................     310,278,405     323,043,166
Bank premises and equipment, net .........................       8,136,170       7,183,655
Accrued income receivable ................................       6,067,313       5,977,353
Other assets .............................................         590,583         238,477
                                                              ----------------------------
           Total assets ..................................    $659,759,086    $622,279,982
                                                              ============================

Liabilities and Stockholders' Equity

Deposits:
   Demand ................................................    $ 60,268,609    $ 62,796,265
   NOW accounts ..........................................     129,636,309     108,509,319
   Savings and money market ..............................     139,436,493     138,342,052
   Time, $100,000 and over ...............................      53,729,760      47,716,458
   Other time ............................................     153,864,537     154,145,161
                                                              ----------------------------
           Total deposits ................................     536,935,708     511,509,255

FHLB advances ............................................             --        1,000,000
Federal funds purchased and securities sold under
  agreements to repurchase ...............................     14,855,341       10,596,174
Dividends payable ........................................      1,376,752        1,312,596
Deferred taxes ...........................................      2,645,231        1,188,670
Accrued interest and other liabilities ...................      3,020,023        3,051,289
                                                              ----------------------------
           Total liabilities .............................    558,833,055      528,657,984
                                                             -----------------------------

Stockholders' Equity:
   Common stock, $5 par value; authorized 6,000,000
     shares; issued 3,153,230 shares at September 30,
     2002 and December 31, 2001 ..........................     15,766,150      15,766,150
   Treasury stock, at cost; 24,248 and 28,001 shares at
     September 30, 2002 and December 31, 2001,
     respectively ........................................     (1,333,640)     (1,530,805)
   Surplus ...............................................     25,354,014      25,393,028
   Retained earnings .....................................     52,588,307      49,397,011
   Accumulated other comprehensive income - net
     unrealized gain on securities available-for-sale ....      8,551,200       4,596,614
                                                             ----------------------------

           Total stockholders' equity ....................    100,926,031      93,621,998
                                                             ----------------------------
                                                             $659,759,086    $622,279,982
                                                             ============================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                                            Three Months Ended          Nine Months Ended
                                               September 30,               September 30,
                                         -----------------------------------------------------
                                            2002           2001         2002          2001
                                         -----------------------------------------------------
Interest and dividend income:
    Loans ............................   $ 5,830,765   $ 6,797,377   $17,461,976   $21,175,726
    Securities .......................     2,693,049     2,883,736     8,170,597     8,936,035
    Federal funds sold ...............       186,630       206,529       638,657       552,050
    Dividends ........................       341,174       319,251     1,046,845       826,844
                                         -----------------------------------------------------
          Total interest income ......     9,051,618    10,206,893    27,318,075    31,490,655
                                         -----------------------------------------------------
Interest expense:
    Deposits .........................     2,747,913     4,258,811     8,707,285    14,228,785
    Other borrowed funds .............        61,884       237,721       195,784       934,071
                                         -----------------------------------------------------
          Total interest expense .....     2,809,797     4,496,532     8,903,069    15,162,856
                                         -----------------------------------------------------

          Net interest income ........     6,241,821     5,710,361    18,415,006    16,327,799
Provision for loan losses ............        80,640       283,229       296,124       557,137
                                         -----------------------------------------------------
          Net interest income after
             provision for loan losses     6,161,181     5,427,132    18,118,882    15,770,662
                                         -----------------------------------------------------
Noninterest income:
    Trust department income ..........       270,214       240,018       797,369       727,820
    Service fees .....................       381,772       395,323     1,100,965     1,180,035
    Securities gains, net ............       239,748         2,472       562,422     1,154,003
    Other ............................       421,621       337,103     1,043,567       966,822
                                         -----------------------------------------------------
          Total noninterest income ...     1,313,355       974,916     3,504,323     4,028,680
                                         -----------------------------------------------------

Noninterest expense:
    Salaries and employee benefits ...     2,087,159     1,659,592     5,945,161     5,059,903
    Occupancy expenses ...............       225,634       173,179       655,198       542,128
    Data processing ..................       440,660       380,094     1,282,700     1,268,956
    Other operating expenses .........       597,064       534,436     1,710,419     1,608,148
                                         -----------------------------------------------------
          Total noninterest expense ..     3,350,517     2,747,301     9,593,478     8,479,135
                                         -----------------------------------------------------

          Income before income taxes .     4,124,019     3,654,747    12,029,727    11,320,207
Income tax expense ...................     1,171,736       972,427     3,395,579     3,340,431
                                         -----------------------------------------------------
          Net income .................   $ 2,952,283   $ 2,682,320   $ 8,634,148   $ 7,979,776
                                         =====================================================

Basic and diluted earnings per share .   $      0.94   $      0.86   $      2.76   $      2.55
                                         =====================================================

Declared dividends per share .........   $      0.44   $      0.42   $      1.74   $      1.22
                                         =====================================================

Comprehensive Income .................   $ 4,209,682   $ 4,262,327   $12,588,734   $11,024,813
                                         =====================================================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                       ---------------------------
                                                                                           2002           2001
                                                                                       ---------------------------
Cash flows from operating activities:
   Net income ......................................................................   $ 8,634,148    $ 7,979,776
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses .....................................................       296,124        557,137
     Amortization and accretion, net ...............................................         8,451        (52,646)
     Depreciation ..................................................................       686,169        530,022
     Provision for deferred taxes ..................................................       (24,475)      (122,616)
     Gain on sale of securities available-for-sale .................................      (562,422)    (1,154,003)
     Decrease (increase) in accrued income receivable ..............................       (89,960)       116,994
     Decrease (increase) in other assets ...........................................      (352,106)       654,948
     (Decrease) increase in accrued interest and other liabilities .................       (31,266)       103,265
                                                                                       --------------------------
           Net cash provided by operating activities ...............................     8,564,663      8,612,877
                                                                                       --------------------------

Cash flow from investing activities:
   Purchase of securities available-for-sale .......................................   (69,481,343)   (33,882,961)
   Proceeds from sale of securities available-for-sale .............................    19,399,628     34,230,309
   Proceeds from maturities of securities available-for-sale .......................    31,892,668     17,822,087
   Net decrease (increase) in interest bearing deposits in financial institutions ..      (250,000)        98,174
   Net increase in federal funds sold ..............................................   (22,620,000)   (43,605,000)
   Net decrease in loans ...........................................................    12,468,637     16,896,053
   Purchase of bank premises and equipment .........................................    (1,638,684)    (1,699,418)
                                                                                       --------------------------
           Net cash used in investing activities ...................................   (30,229,094)   (10,140,756)
                                                                                       --------------------------

Cash flows from financing activities:

   Increase in deposits ............................................................    25,426,453     10,489,894
   Decrease in Federal Home Loan Bank advances .....................................    (1,000,000)   (11,500,000)
   Increase (decrease) in federal funds purchased and securities sold
     under agreements to repurchase ................................................     4,259,167     (2,006,097)
   Dividends paid ..................................................................    (5,378,694)    (3,810,430)
   Proceeds from issuance of treasury stock ........................................       158,151        110,834
                                                                                       --------------------------
           Net cash provided by (used in) financing activities .....................    23,465,077     (6,715,799)
                                                                                       --------------------------

           Net increase (decrease) in cash and cash equivalents ....................     1,800,646     (8,243,678)

Cash and cash equivalents at beginning of year .....................................    42,459,156     28,775,032
                                                                                       --------------------------
Cash and cash equivalents at end of the period .....................................   $44,259,802    $20,531,354
                                                                                       ==========================

Supplemental disclosures of cash flow information:
   Cash paid for interest ..........................................................   $ 9,476,728    $14,900,989
   Cash paid for taxes .............................................................     3,413,299      3,193,099
                                                                                       ==========================

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)



1. Significant Accounting Policies

The consolidated financial statements for the three and nine-month periods ended September 30, 2002 and 2001 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Dividends

On November 13, 2002, the Company declared a cash dividend on its common stock, payable on February 17, 2003 to stockholders of record as of February 3, 2003, equal to $0.44 per share.

3. Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2002 and 2001 were 3,128,982 and 3,125,229, respectively. The weighted average outstanding shares for the nine months ended September 30, 2002 and 2001 were 3,126,714 and 3,123,437, respectively.

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

Results of Operations for Three Months Ending September 30, 2002 and September 30, 2001

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

The Company earned net income of $2,952,000, or $0.94 per share for the three months ended September 30, 2002, compared to net income of $2,682,000, or $0.86 per share, for the three months ended September 30, 2001, an increase of 10.06%. The Company's return on average assets was 1.87% and 1.76%, respectively, for the three-month periods ending September 30, 2002 and 2001. The Company's return on average equity was 11.80% and 11.65%, respectively for the three month periods ending September 30, 2002 and 2001.

The increase in income for three-month period ending September 30, 2002 compared to the same period in 2001 is primarily attributable to higher net interest income. Deposit interest expense declined significantly in spite of a higher volume of deposits. A higher level of security gains and lower provision expense also contributed to the increase in earnings for the quarter ended September 30, 2002. These improvements in income were partially offset by higher salary and employee benefits and by lower interest income on loans as both the volume of loans and related interest rates declined. Lower interest rates on alternative fixed rate investments and shaken investor confidence in the equities market has contributed to a higher level of deposits in spite of historically low rates on deposits. Loan demand has been soft and competitive pricing in the Company's local markets has contributed to lower loan interest income.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three month periods ended September 30, 2002 and September 30, 2001, respectively.

ASSETS
(dollars in thousands)

                                                  AVERAGE BALANCE SHEET AND INTEREST RATES
                                                        Three Months Ended September 30,
                                       -----------------------------------------------------------------
                                                    2002                             2001
                                       -------------------------------   -------------------------------
                                       Average    Revenue/      Yield/   Average    Revenue/      Yield/
                                       balance    expense        rate    balance    expense       rate
                                       -----------------------------------------------------------------
         Interest-earning assets
Loans
  Commercial .......................   $ 43,844   $    793      7.23%    $ 45,641   $    937      8.21%
  Agricultural .....................     25,252        469      7.43%      27,691        605      8.74%
  Real estate ......................    225,541      4,236      7.51%     239,432      4,818      8.05%
  Installment and other ............     19,225        333      6.93%      23,141        437      7.55%
                                       ----------------------------------------------------------------
Total loans (including fees) .......   $313,862   $  5,831      7.43%    $335,905   $  6,797      8.09%

Investment securities

  Taxable ..........................   $144,426   $  2,057      5.70%    $145,611   $  2,324      6.38%
  Tax-exempt .......................     76,658      1,477      7.71%      68,721      1,326      7.72%
                                       ----------------------------------------------------------------
Total investment securities ........   $221,084   $  3,534      6.39%    $214,332   $  3,650      6.81%

Interest bearing deposits with banks   $    524   $      2      1.53%    $    250   $      4      6.40%
Federal funds sold .................     46,412        187      1.61%      23,788        207      3.48%
                                       ----------------------------------------------------------------
Total interest-earning assets ......   $581,882   $  9,554      6.57%    $574,275   $ 10,658      7.42%

Noninterest-earning assets .........     50,337                            36,032
                                       ----------------------------------------------------------------

TOTAL ASSETS .......................   $632,219                          $610,307
                                       ================================================================

1 Average loan balance include nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included. 2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

                                                            AVERAGE BALANCE SHEET AND INTEREST RATES
                                                                Three Months Ended September 30,
                                               ------------------------------------------------------------------
                                                            2002                                2001
                                               -------------------------------    -------------------------------
                                               Average    Revenue/      Yield/    Average     Revenue/     Yield/
                                               balance    expense        rate     balance     expense       rate
                                               -------------------------------    -------------------------------
              Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets .   $253,148   $    808       1.28%    $223,356    $  1,368      2.45%
  Time deposits < $100,000 .................    150,933      1,465       3.88%     158,314       2,150      5.43%
  Time deposits > $100,000 .................     53,526        475       3.55%      54,006         741      5.49%
                                               ------------------------------------------------------------------
Total deposits .............................   $457,607   $  2,748       2.40%$    435,676    $  4,259      3.91%
Other borrowed funds .......................     12,978         62       1.91%      22,460         238      4.24%
                                               ------------------------------------------------------------------
Total Interest-bearing .....................   $470,585   $  2,810       2.39%    $458,136    $  4,497      3.93%
liabilities

             Noninterest-bearing liabilities
Demand deposits ............................   $ 54,616                           $ 54,844
Other liabilities ..........................      6,977                              5,204
                                               ------------------------------------------------------------------

Stockholders' equity .......................   $100,041                           $ 92,123
                                               ------------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................   $632,219                           $610,307
                                               ==================================================================

Net interest income ........................              $  6,744       4.64%                $  6,161      4.29%
                                               ==================================================================
Spread Analysis

Interest income/average assets .............              $  9,554       6.04%                $ 10,658      6.99%
Interest expense/average assets ............                 2,810       1.78%                   4,497      2.95%
Net interest income/average assets .........                 6,744       4.27%                   6,161      4.04%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

Net Interest Income

For the three months ended September 30, 2002, the Company's net interest margin was 4.64% compared to 4.29% for the three months ended September 30, 2001. Net interest income, prior to the adjustment for tax-exempt income, for the quarter ended September 30, 2002 and 2001 totaled $6,161,000 and $5,427,000, respectively. This 13.5% increase resulted primarily from lower interest expense attributable to lower interest rates on deposits partially offset by lower interest income on loans and investment securities.

For the three months ended September 30, 2002, interest income decreased $1,155,000 or 11.3% when compared to the same period in 2001. This decrease was primarily attributable to lower loan volume and yields.

Interest expense decreased $1,687,000 or 37.5% for the quarter ended September 30, 2002 when compared to the same period in 2001. Lower interest rates on deposits and other borrowings resulted in decreased interest expense as the Company's cost of funds declined with market interest rates.

Provision for Loan Losses

The Company provided $81,000 for loan losses for the three months ended September 30, 2002 compared to $283,000 during the same period last year. Provision expense for the three months ended September 30, 2002 were primarily related to establishing reserves at United Bank & Trust while provision for the same quarter in 2001 were utilized to increase specific reserves for impaired loans.

Noninterest Income and Expense

Noninterest income increased $338,000, or 34.7% during the quarter ended September 30, 2002 compared to the same period in 2001. The increase can be attributed to higher securities gains in the Company's equity portfolio of $240,000 in 2002 compared to $2,000 in third quarter of 2001.

Noninterest expense increased $603,000 or 22.0% for the third quarter of 2002 compared to the same period in 2001. Noninterest expense items that increased include salary and benefits, data processing, and occupancy expense. Salaries and benefits increased $428,000 as the result of additional staff at United Bank & Trust and First National Bank, higher incentive compensation, and increased profit sharing contributions to the Company's retirement plan. Occupancy expenses reflect an increase of $52,000 primarily as the result of higher depreciation associated with an addition to First National Bank's main office. Data processing costs were higher as the result of additional costs associated with opening United Bank & Trust. The Company's efficiency ratio, non-interest expense divided by net interest income plus non-interest income, was 44.3% and 41.1% for the three months ended September 30, 2002 and 2001, respectively.

Income Taxes

The provision for income taxes for September 30, 2002 and 2001 was $1,172,000 and $972,000, respectively. This amount represents an effective tax rate of 28.4% for the third quarter of 2002, compared to 26.6% for the third quarter of 2001. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Results of Operations for Nine Months Ending September 30, 2002 and September 30, 2001

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

The Company earned net income of $8,634,000 or $2.76 per share for the nine months ended September 30, 2002, compared to net income of $7,980,000, or $2.55 per share, for the nine months ended September 30, 2001, an increase of 8.2%. The Company's return on average assets was 1.83% and 1.73%, respectively for the nine-month period ending September 30, 2002 and 2001. The Company's return on average equity was 11.83% and 11.80%, respectively for the nine month periods ending September 30, 2002 and 2001.

The improvement in net income can be primarily attributed to higher net interest income. Deposit interest expense declined significantly in spite of a higher volume of deposits. Lower provision expense in 2002 also contributed to the higher level of earnings. These improvements in income were partially offset by lower security gains, higher salary and employee benefits. Lower interest rates on alternative fixed rate investments and shaken investor confidence in the equities market has contributed to a higher level of deposits in spite of historically low rates on deposits. Loan demand has been soft and competitive pricing in the Company's local markets has contributed to lower loan interest income.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the nine month periods ended September 30, 2002 and September 30, 2001, respectively.

ASSETS
(dollars in thousands)

                                                   AVERAGE BALANCE SHEET AND INTEREST RATES
                                                       Nine Months Ended September 30,
                                                    2002                             2001
                                       ------------------------------    ------------------------------
                                       Average    Revenue/     Yield/    Average    Revenue/     Yield/
                                       balance    expense       rate     balance    expense       rate
                                       ------------------------------    ------------------------------
         Interest-earning assets
  Loans
  Commercial .......................   $ 44,686   $  2,423      7.23%    $ 50,430   $  3,237      8.56%
  Agricultural .....................     25,038      1,408      7.50%      28,864      1,936      8.94%
  Real estate ......................    225,615     12,622      7.46%     240,959     14,581      8.07%
  Installment and other ............     19,438      1,009      6.92%      24,238      1,422      7.82%
                                       -----------------------------------------------------------------
Total loans (including fees) .......   $314,777   $ 17,462      7.40%    $344,491   $ 21,176      8.20%

Investment securities

  Taxable ..........................   $142,150   $  6,362      5.97%    $150,266   $  7,199      6.39%
  Tax-exempt .......................     75,102      4,312      7.66%    $ 67,234      3,868      7.67%
                                       ----------------------------------------------------------------
Total investment securities ........   $217,252   $ 10,674      6.55%    $217,500   $ 11,067      6.78%

Interest bearing deposits with banks   $    509   $      9      2.36%    $    250   $     11      5.87%
Federal funds sold .................     51,322        639      1.66%      18,338        552      4.01%
                                       ----------------------------------------------------------------
Total interest-earning assets ......   $583,860   $ 28,784      6.57%    $580,579   $ 32,806      7.53%


Total noninterest-earning assets ...   $ 44,068                          $ 33,280
                                       ----------------------------------------------------------------

TOTAL ASSETS .......................   $627,928                          $613,859
                                       ================================================================

1 Average loan balance include nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included. 2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

                                                           AVERAGE BALANCE SHEET AND INTEREST RATES
                                                                Nine Months Ended September 30,
                                                           2002                                2001
                                               ------------------------------     -------------------------------
                                               Average    Revenue/     Yield/     Average     Revenue/     Yield/
                                               balance    expense       rate      balance     expense       rate
                                               ------------------------------     -------------------------------
              Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets .   $257,895   $  2,606       1.35%    $221,771    $  4,711      2.83%
  Time deposits < $100,000 .................    151,205      4,666       4.11%     159,525       6,796      5.68%
  Time deposits > $100,000 .................     50,840      1,435       3.76%      60,701       2,722      5.98%
                                               ------------------------------------------------------------------
Total deposits .............................   $459,940   $  8,707       2.52%    $441,997    $ 14,229      4.29%
Other borrowed funds .......................     13,263        196       1.97%      25,100         935      4.97%
                                               ------------------------------------------------------------------
Total Interest-bearing liabilities .........   $473,203   $  8,903       2.51%    $467,097    $ 15,164      4.33%

             Noninterest-bearing liabilities

Demand deposits ............................   $ 52,735                           $ 50,811
Other liabilities ..........................      4,647                              5,754
                                               ------------------------------------------------------------------

Stockholders' equity .......................   $ 97,343                           $ 90,197
                                               ------------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................   $627,928                           $613,859
                                               ==================================================================

Net interest income ........................              $ 19,881       4.54%                $ 17,642      4.05%
                                               ==================================================================
Spread Analysis

Interest income/average assets .............              $ 28,784       6.11%                $ 32,806      7.13%
Interest expense/average assets ............                 8,903       1.89%                  15,164      3.29%
Net interest income/average assets .........                19,881       4.22%                  17,642      3.84%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.


Net Interest Income

For the nine months ended September 30, 2002, the Company's net interest margin was 4.54% compared to 4.05% for the nine months ended September 30, 2001. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2002 and 2001 totaled $18,415,000 and $16,328,000, respectively. This 12.8% increase resulted primarily from lower interest expense attributable to lower interest rates on deposits and other borrowings partially offset by lower interest income on loans and investment securities.

For the nine months ended September 30, 2002, interest income decreased $4,173,000 or 13.3% when compared to the same period in 2001. This decrease was primarily attributable to lower loan volume and yields as a result of a general slow down in the Company's local markets and significant competition for fewer lending opportunities.

Interest expense decreased $6,260,000 or 41.3% for the nine months ended September 30, 2002 when compared to the same period in 2001. Lower interest rates on deposits and other borrowings resulted in decreased interest expense as the Company's cost of funds declined with market interest rates.

Provision for Loan Losses

The Company provided $296,000 for loan losses for the nine months ended September 30, 2002 compared to $557,000 during the same period last year. Provision expense for the nine months ended September 30, 2002 were utilized to increase specific reserves for impaired loans and to establish a reserve at United Bank & Trust. Provision expense for the same period in 2001 was utilized to increase specific reserves for impaired loans.

Noninterest Income and Expense

Noninterest income decreased $524,000, or 13.0% during the nine months ended September 30, 2002 compared to the same period in 2001. The decrease can be attributed to a decline securities gains from the Company's equity portfolio of $562,000 through the first nine months of 2002 compared to $1,154,000 for the same period in 2001, a difference of $592,000.

Noninterest  expense  increased  $1,114,000  or  13.1%  for  nine  months  ended
September 30, 2002 compared to the same period in 2001. Higher noninterest expense items include salary and benefits, occupancy expense, and marketing expenses. Salaries and benefits increased $885,000 as the result of additional staff at United Bank & Trust and First National Bank, higher incentive compensation, and increased profit sharing contributions to the Company's retirement plan. Occupancy expenses reflect an increase of $113,000 primarily as the result of higher depreciation associated with an addition to First National Bank's main office and occupancy costs associated with the opening of United Bank & Trust. The Company's efficiency ratio, non-interest expense divided by net interest income plus non-interest income, was 43.8% and 41.7% for the nine months ended September 30, 2002 and 2001, respectively.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2002 and 2001 was $3,396,000 and $3,340,000, respectively. This amount represents an effective tax rate of 28.2% for the nine months ended September 30, 2002, compared to 29.5% for the same period in 2001. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Financial Condition

Assets

For the quarter ended September 30, 2002, total assets are $659,759,000, a $37,479,000 increase in comparison to December 31, 2001 totals. The higher level of assets is attributable to a higher volume of federal funds sold and investment securities partially offset by a lower volume of loans.

Investment Portfolio

The increase in the volume of investment securities to $237,957,000 on September 30, 2002 from $213,778,000 on December 31, 2001 resulted from the purchase of U.S. government agencies and corporate bonds.

Loan Portfolio

Net loans as of September 30, 2002 totaled $310,278,000, a decrease of $12,765,000 from outstanding balances as of December 31, 2001. The decreased level of loans relates to lower loan demand and significant market competition for loans.

Impaired loans totaled $1,917,000 as of September 30, 2002 compared to $3,489,000 as of December 31, 2001. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis; accruing loans which are contractually past due 90 days or more as to principal or interest payments; and any restructured loans. As of September 30, 2002, non-accrual loans totaled $1,814,000, past due loans still accruing totaled $103,000 and there were no restructured loans outstanding. Other real estate owned as of September 30, 2002 and December 31, 2001 totaled $494,000 and $159,000, respectively.

Net charge offs were $177,000 for the nine months ended September 30, 2002 as compared to net charge-offs $508,000 for the nine months ended September 30, 2001. Losses related primarily to previously identified impaired commercial loans and leases for both periods. The resulting allowance for loan losses was $5,565,000 as of September 30, 2002 compared to $5,446,000 as of December 31, 2001. The allowance for loan losses as percentage of outstanding loans as of September 30, 2002 and December 31, 2001 was 1.76% and 1.66%, respectively.

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

Liabilities

Deposits increased by $25,426,000 from December 31, 2001 and are $33,017,000 higher than September 30, 2001 balances. The increase in deposits from year-end and September 30, 2001 is attributable to consumers preferring more conservative bank deposits, the opening of United Bank & Trust and a higher volume of public funds. The Company's deposits typically increase significantly at the end of the first and third quarters as local municipalities receive local property tax payments. The funds are invested on a short-term basis until the funds are withdrawn over the following 30 to 60 day period.

Other borrowed funds as of September 30, 2002, consisted primarily of securities sold under agreements to repurchase totaling $14,855,000 compared to total other borrowing as of December 31, 2001 of $11,596,000.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposits. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations. Net cash from operating activities contributed $8,565,000 and $8,613,000 to liquidity for the nine months ended September 30, 2002 and 2001, respectively. Liquid assets including cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions increased to $96,730,000 as of September 30, 2002 compared to year-end 2001 balance of $72,059,000. The increase in liquid assets is attributable to deposit growth and decreased loan volume.

Securities available for sale increased to $237,957,000 as of September 30, 2002 from $213,778,000 as of December 31, 2001 and provide additional liquidity for the Company.

To provide additional external liquidity, the Banks have outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $33,732,000 and federal funds borrowing capacity at correspondent banks of $46,000,000. As of September 30, 2002, the Company had no outstanding borrowings of federal funds purchased or Federal Home Loan Bank advances. Management believes that the Company's liquidity sources will be sufficient to support existing operations for the foreseeable future.

The Company's total stockholder's equity increased to $100,926,000 as of September 30, 2002, from $93,622,000 as of December 31, 2001. Stockholders' equity as of September 30, 2002 was 15.3% of total assets, compared to 15.0 % at December 31, 2001. Total equity increased due to the retention of earnings and from appreciation in the Company and Banks' stock and bond portfolios. No material capital expenditures or material changes in the capital resource mix are anticipated at this time. Management believes that, as of September 30, 2002, the Company and its Banks meet the capital requirements to which they are subject. As of that date, all the Company's Banks were "well capitalized" under regulatory prompt corrective action provisions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company 's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in Company's internal controls or in other factors that could significantly affect such controls.

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

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b)      Reports on Form 8-K

                           On July 19, 2002, the Company filed a Form 8-K pursuant to Item 5, announcing net earnings for the three and six months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   AMES NATIONAL CORPORATION

DATE: November 14, 2002                           By:  /s/ Daniel L. Krieger
                                                  ------------------------------
                                                  Daniel L. Krieger, President
                                                  (Principal Executive Officer)

                                                  By:  /s/ John P. Nelson
                                                  ------------------------------
                                                  John P. Nelson, Vice President
                                                  (Principal Financial Officer)

                  CERTIFICATIONS PURSUANT TO SECTION 302 OF THE

                           SARBANES-OXLEY ACT OF 2002


I, Daniel L. Krieger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ames National Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarrterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant , including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                            /s/ Daniel L. Krieger
                                                   -----------------------------
                                                   Daniel L. Krieger, President
                                                   (Principal Executive Officer)

I, John P. Nelson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ames National Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarrterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant , including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) have presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                           /s/ John P. Nelson
                                                  ------------------------------
                                                  John P. Nelson, Vice President
                                                  (Principal Financial Officer)