Form 10-K
period 2002-12-31
AMES NATIONAL CORP
filed 2003-03-31
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.     Commission File Number 0-32637.
                                            -----

                            AMES NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               IOWA                                       42-1039071
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     405 FIFTH STREET, AMES, IOWA                                       50010
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __X__ - No _____

As of June 28, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant's common stock in the over the counter market, was $81,522,926. Shares of common stock beneficially owned by each executive officer and director of the Company and by each person who owns 5% or more of the outstanding common stock have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock on February 28, 2003, was 3,128,982.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, as filed with the Securities and Exchange Commission on March 25, 2003, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                                                            PAGE

Part I

Item 1.     Business...........................................                3
Item 2.     Properties.........................................               13
Item 3.     Legal Proceedings..................................               13
Item 4.     Submission of Matters to a Vote of Shareholders....               13

Part II

Item 5.     Market for Registrant's Common Stock and Related
              Shareholder Matters.............................                14
Item 6.     Selected Financial Data...........................                15
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results Of Operations.............                16
Item 7A.    Quantitative and Qualitative Disclosures about
              Market Risk.....................................                27
Item 8.     Financial Statements and Supplementary Data.......                29
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.............                47

Part III

Item 10.    Directors and Executive Officers of the Registrant.
Item 11.    Executive Compensation.............................               47
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management and Related Shareholder Matters ..               48
Item 13.    Certain Relationships and Related Transactions.....               48
Item 14.    Controls and Procedures ...........................               48

Part IV

Item 15.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K..............................               48

                                     PART I

ITEM 1.  BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100% of the stock of five banking subsidiaries consisting of two national banks and three state-chartered banks, as described below. All of the Company's operations are conducted in the State of Iowa and primarily within the central Iowa counties of Boone, Story and Marshall where the Company's banking subsidiaries are located. The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries. The principal executive offices of the Company are located at 405 Fifth Street, Ames, Iowa 50010 and its telephone number is (515) 232-6251.

The Company was organized and incorporated on January 21, 1975 under the laws of the State of Iowa to serve as a holding company for its principal banking subsidiary, First National Bank, Ames, Iowa ("First National") located in Ames, Iowa. In 1983, the Company acquired the stock of the State Bank & Trust Co. ("State Bank") located in Nevada, Iowa; in 1991, the Company, through a newly-chartered state bank known as Boone Bank & Trust Co. ("Boone Bank"), acquired certain assets and assumed certain liabilities of the former Boone State Bank & Trust Company located in Boone, Iowa; in 1995, the Company acquired the stock of the Randall-Story State Bank ("Randall-Story Bank") located in Story City, Iowa; and in 2002, the Company chartered and commenced operations of a new national banking organization, United Bank & Trust NA ("United Bank"), located in Marshalltown, Iowa. First National, State Bank, Boone Bank,
Randall-Story Bank and United Bank are each operated as a wholly owned subsidiary of the Company. These five financial institutions are referred to in this Form 10-K collectively as the "Banks" and individually as a "Bank".

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

The Banks' lending activities consist primarily of short-term and medium-term commercial and residential real estate loans, agricultural and business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans and secondary mortgage loan origination. The Banks also offer a variety of demand, savings and time deposits, cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks and automated teller machine access. Four of the five Banks also offer trust services.

The Company provides various services to the Banks which include, but are not limited to, management assistance, auditing services, human resources services and administration, compliance management, marketing assistance and coordination, loan review and assistance with respect to computer systems and procedures.

Banking Subsidiaries

First National Bank, Ames, Iowa. First National is a nationally chartered, commercial bank insured by the Federal Deposit Insurance Corporation (the
"FDIC"). It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company. First National provides full-service banking to businesses and residents within the Ames community and surrounding area. It provides a variety of products and services designed to meet the needs of the market it serves. It has an experienced staff of bank officers who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships. First National conducts business out of three full-service offices and one super market location, all located in the city of Ames.

As of December 31, 2002, First National had capital of $38,789,000 and 88 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income of $6,294,000 in 2002, $5,834,000 in 2001 and $4,800,000 in 2000. Total assets as of December 31, 2002,
2001 and 2000 were $375,341,000, $349,702,000 and $341,864,000, respectively.

State Bank & Trust Co., Nevada, Iowa. State Bank is an Iowa, state-chartered, FDIC insured commercial bank. State Bank was acquired by the Company in 1983 through a stock transaction whereby the then shareholders of State Bank exchanged all their State Bank stock for stock in the Company. State Bank was organized in 1939 and provides full-serve banking to businesses and residents within the Nevada area from its main Nevada location and two offices; one in McCallsburg, Iowa and the other in Colo, Iowa. It is strong in agricultural, commercial and residential real estate lending. State Bank also provides insurance services offering a broad line of insurance products to customers.

As of December 31, 2002, State Bank had capital of $11,147,000 and 26 full-time equivalent employees. It had net income of $1,501,000 in 2002, $1,294,000 in 2001 and $1,134,000 in 2000. Total assets as of December 31, 2002, 2001 and 2000 were $104,079,000, $94,004,000 and $97,285,000, respectively.

Boone Bank & Trust Co., Boone, Iowa. Boone Bank is an Iowa, state-chartered, FDIC insured commercial bank. Boone Bank was organized in 1992 by the Company under a new state charter in connection with a purchase and assumption transaction whereby Boone Bank purchased certain assets and assumed certain liabilities of the former Boone State Bank & Trust Company in exchange for a cash payment. It provides full service banking to businesses and residents within the Boone community and surrounding area. It is actively engaged in agricultural, consumer and commercial lending, including real estate, operating and equipment loans. It conducts business from its main office and a full service branch office, both located in Boone.

As of December 31, 2002, Boone Bank had capital of $11,511,000 and 26 full-time equivalent employees. It had net income of $1,827,000 in 2002, $1,302,000 in 2001 and $1,178,000 in 2000. Total assets as of December 31, 2002, 2001 and 2000 were $96,829,000, $94,356,000 and $99,867,000, respectively.

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

As of December 31, 2002, Randall-Story Bank had capital of $7,680,000 and 15 full-time equivalent employees. It had net income of $1,009,000 in 2002, $692,000 in 2001 and $744,000 in 2000. Total assets as of December 31, 2002,
2001 and 2000 were $64,946,000, $63,680,000 and $60,312,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally chartered, commercial bank insured by the FDIC. It was newly chartered in June of 2002 and offers a broad range of deposit and loan products, as well as Internet banking and trust services to customers located in the Marshalltown and surrounding Marshall County area.

As of December 31, 2002, United Bank had capital of $4,519,000 and 10 full-time equivalent employees. It had a net loss for the six and one-half month period ended December 31, 2002 of $524,000. The bank was capitalized by a $5,000,000 equity contribution by the Company. Total assets as of December 31, 2002 were $30,355,000.

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

Agricultural Loans. The Banks by nature of their location in central Iowa are directly and indirectly involved in agriculture and agri-business lending. This includes short-term seasonal lending associated with cyclical crop and livestock production, intermediate term lending for machinery, equipment and breeding stock acquisition and long-term real estate lending. These loans are typically secured by the crops, livestock, equipment or real estate being financed. The basic tenet of the Banks' agricultural lending philosophy is a blending of strong, positive cash flow supported by an adequate collateral position, along with a demonstrated capacity to withstand short-term negative impact if necessary. Applicable governmental subsidies and affiliated programs are utilized if warranted to accomplish these parameters. Approximately 14% of the Banks' loans have been made for agricultural purposes. The Banks have not experienced a material adverse effect on their business as a result of defaults on agricultural loans and do not anticipate at the present time experiencing any such effect in the future.

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

First National, Boone Bank, State Bank and United Bank offer trust services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts and agency accounts. The Banks also provide farm management, investment and custodial services for individuals, businesses and non-profit organizations.

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

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios of 75% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination. Fully amortized monthly repayment terms normally do not exceed twenty years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks' collateral interests. Commercial and agricultural real estate loans represent approximately 42% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa's agricultural sector that is dependent on weather conditions and government programs.

Commercial and Agricultural Operating Lines - These loans are made to businesses and farm operations with terms up to twelve months. The credit needs are generally seasonal with the source of repayment coming from the entity's normal business cycle. Cash flow reviews are completed to establish the ability to service the debt within the terms of the loan. A first priority lien on the general assets of the business normally secures these types of loans. Loan to value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Crop and hail insurance is required for most agricultural borrowers. Loans are generally guaranteed by the principal(s).

Commercial and Agricultural Term Loans - These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Terms are generally the lesser of five years or the useful life of the asset. Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan to value is generally 75% of the cost or value of the assets. Loans are normally guaranteed by the principal(s). Commercial and agricultural operating and term loans represent approximately 20% of the loan portfolio.

Residential First Mortgage Loans - Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods of no longer than seven years. The maximum amortization of first residential real estate is 30 years. The loan-to-value ratios normally do not exceed 80% without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks' collateral position. Loans secured by one to four family residential properties represent approximately 24% of the loan portfolio.

Home Equity Term Loans - These loans are normally for the purpose of home improvement or other consumer purposes and are secured by a junior mortgage on residential real estate. Loan-to-value ratios normally do not exceed 90% of market value.

Home Equity Lines of Credit - The Banks offer a home equity line of credit with a maximum term of 60 months. These loans are secured by a junior mortgage on the residential real estate and normally do not exceed a loan-to-market value ratio of 90% with the interest adjusted quarterly.

Consumer Loans - Consumer loans are normally made to consumers under the following guidelines. Automobiles - loans on new and used automobiles will not exceed 80% and 75% of the value, respectively. Recreational vehicles and boats - 66% of the value. Mobile home - maximum term on these loans is 180 months with the loan-to-value ratio generally not exceeding 66%. Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Banks' collateral position. Unsecured - The term for unsecured loans generally does not exceed 12 months. Consumer and other loans represent approximately 6% of the loan portfolio.

Employees

At December 31, 2002, the Banks had a total of 165 full-time equivalent employees and the Company had an additional 8 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

Market Area

The Company operates five commercial banks with locations in Story, Boone and Marshall Counties in central Iowa.

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

United Bank is located in Marshalltown, Iowa with a population of 26,123. The major employers are Swift & Co., Fisher Controls International, Lenox Industries and Marshalltown Medical & Surgical Center. The newly chartered bank offers a full line of loan, deposit, and trust services.

Competition

The geographic market area served by the Banks is highly competitive with respect to both loans and deposits. The Banks compete principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, finance divisions of auto and farm equipment companies, agricultural suppliers and other financial service providers. Some of these competitors are local, while others are statewide or nationwide. The major commercial bank competitors include F & M Bank, U.S. Bank National Association and Wells Fargo Bank, each of which have a branch office or offices within the Banks' primary trade areas. Among the advantages such larger banks have are their ability to finance extensive advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. These larger banking organizations have much higher legal lending limits than the Banks and thus are better able to finance large regional, national and global commercial customers.

In order to compete with the other financial institutions in their primary trade areas, the Banks use, to the fullest extent possible, the flexibility which is accorded by independent status. This includes an emphasis on specialized services, local promotional activity and personal contacts by the Banks' officers, directors and employees. In particular, the Banks compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services. The Banks compete for loans primarily by offering competitive interest rates, experienced lending personnel and quality products and services.

As of December 31, 2002, there were 25 FDIC insured institutions having approximately 55 offices or branch offices within Boone, Story and Marshall County, Iowa where the Banks' offices are located. First National, State Bank and Randall-Story Bank together have the largest percentage of deposits in Story County and Boone Bank has the highest percentage of deposits in Boone County.

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

The Company anticipates bank competition will continue to change materially over the next several years as more financial institutions, including the major regional and national banks, continue to consolidate. The larger financial institutions will continue to consolidate their branch systems by providing incentives to their customers to use electronic banking instead of brick and mortar branches. Credit unions, because of their income tax benefits, will continue to show substantial growth.

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

Federal Reserve Approval. Bank holding companies must obtain the approval of the Federal Reserve before they: (i) acquire direct or indirect ownership or control of any voting stock of any bank if, after such acquisition, they would own or control, directly or indirectly, more than 5% of the voting stock of such bank;
(ii) merge or consolidate with another bank holding company; or (iii) acquire substantially all of the assets of any additional banks.

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

Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person or group of persons acquiring "control" of a bank holding company to provide the Federal Reserve with at least 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve has 60 days to issue a notice disapproving the proposed acquisition, but the Federal Reserve may extend this time period for up to another 30 days. An acquisition may be completed before the disapproval period expires if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (or 5% if the "company" is a bank holding company) or more of the outstanding shares of the Company, or otherwise obtain control over the Company.

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

State Law on Acquisitions. Iowa law permits bank holding companies to make acquisitions throughout the state. However, Iowa currently has a deposit concentration limit of 15% on the amount of deposits in the state that any one banking organization can control and continue to acquire banks or bank deposits (by acquisitions), which applies to all depository institutions doing business in Iowa.

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

First National and United Bank are national banks subject to primary federal regulation and supervision by the Office of the Comptroller of the Currency (the "OCC"). The FDIC, as an insurer of the deposits, also has some limited regulatory authority over First National and United Bank. State Bank, Boone Bank and Randall-Story Bank are state banks subject to regulation and supervision by the Iowa Division of Banking. The three state Banks are also subject to regulation and examination by the FDIC, which insures their respective deposits to the maximum extent permitted by law. The federal laws that apply to the Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and the deposit insurance fund of the FDIC and not to protect stockholders of such institutions or their holding companies.

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

Borrowing Limitations. Each of the Banks is subject to limitations on the aggregate amount of loans that it can make to any one borrower, including related entities. Subject to numerous exceptions based on the type of loans and collateral, applicable statutes and regulations generally limit loans to one borrower of 15% of total equity and reserves. Each of the Banks is in compliance with applicable loans to one borrower requirements.

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

The current guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term preferred stock, 45% of unrealized gain of equity securities and general reserve for loan and lease losses up to 1.25% of risk weighted assets. None of the Banks has received any notice indicating that it will be subject to higher capital requirements.

Under these guidelines, banks' assets are given risk weights of 0%, 20%, 50% or 100%. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50% rating). Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds (which have a 50% rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0% rating).

The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk based guidelines. The principal objective of the leverage ratio is to limit the maximum degree to which a bank may leverage its equity capital base. The minimum required leverage ratio for top rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points. Any institution operating at or near the 3% level is expected to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized,"
(ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized". Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of February 28, 2003, neither the Company nor any of the Banks were subject to any regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Furthermore, as of that same date, each of the Banks was categorized as "well capitalized" under regulatory prompt corrective action provisions.

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

Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% must be maintained against total transaction accounts of $36,100,000 or less (subject to an exemption not in excess of the first $6,000,000 of transaction accounts). A reserve of $1,083,000 plus 10% of amounts in excess of $36,100,000 must be maintained in the event total transaction accounts exceed $36,100,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

Bank Offices. Iowa law regulates the establishment of bank offices and thus may affect the Company's future plans to establish additional offices of its Banks. Pursuant to amendments to Iowa law effective February 21, 2002, current Iowa law permits a state bank to establish up to three (3) offices anywhere in the state. Until July 1, 2004, and in addition to the three offices which may be established anywhere in the state, a bank may only establish a bank office inside the boundaries of the county in which the principal place of business of the state bank is located and those counties contiguous to or cornering upon such county. The number of offices a state bank may establish in a particular municipality or urban complex may also be limited depending upon the population. Effective July 1, 2004, the geographical restrictions on bank office locations will be repealed. Finally, until July 1, 2004, Iowa law restricts the ability of a bank to establish a de novo office within the limits of a municipal corporation where there is an already established state or national bank or bank office.

Regulatory Developments

In 2000, the Financial Services Modernization Act was enacted which: (i) repealed historical restrictions on preventing banks from affiliating with securities firms; (ii) broadens the activities that may be conducted by national banks and banking subsidiaries of holding companies; and (iii) provides an enhanced framework for protecting the privacy of consumers' information. In addition, bank holding companies may be owned, controlled or acquired by any company engaged in financially related activities, as long as such company meets regulatory requirements. To the extent that this legislation permits banks to affiliate with financial services companies, the banking industry may experience further consolidation.

Regulatory Enforcement Authority

The enforcement powers available to federal and state banking regulators are substantial and include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions, or inactions, may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Applicable law also requires public disclosure of final enforcement actions by the federal banking agencies.

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

Availability of Information on Company Website

The Company files periodic reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Company does not currently provide access to such reports on or through its Internet website, as its website is not currently configured for this purpose. The Company is, however, in the process of restructuring its website to enable the Company to provide access to these reports on or through its website. Upon completion of this process, the Company expects to make available on or through its website free of charge all periodic reports filed by the Company with the SEC, including any amendments to such reports, as soon as reasonably practicable after such reports have been electronically filed with the SEC. The address of the Company's website on the Internet is: www.amesnational.com.

Until such time as these reports are available on or through the Company's website, the Company will provide electronic or paper copies of these reports free of charge upon written or telephonic request directed to John P. Nelson, Vice President and Secretary, 405 Fifth Street, Ames, Iowa 50010 or (515) 232-6251.

ITEM 2.  PROPERTIES

The Company's office is housed in the main office of First National located at 405 Fifth Street, Ames, Iowa and occupies approximately 3,357 square feet. A lease agreement between the Company and First National provides the Company will make available for use by First National an equal amount of interior space at the Company's building located at 2330 Lincoln Way in lieu of rental payments. The main office is owned by First National free of any mortgage and consists of approximately 45,000 square feet and includes a drive through banking facility. In addition to its main office, First National conducts its business through two full-service offices, the University office and the North Grand office, and one super-market location, the Cub Food office. All offices are located within the city of Ames. The North Grand office is owned by First National free of any mortgage. The University office is located in a 16,000 square foot multi-tenant property owned by the Company. A 24-year lease agreement with the Company has been modified in 2002 to provide that an equal amount of interior space will be made available to the Company at First National's main office at 405 Fifth Street in lieu of rental payments. First National will continue to rent the drive-up facilities of approximately 1,850 square feet at this location for $1,200 per month. The Cub Foods office is leased by First National from Super Valu Stores under a 20 year lease with a five year initial term and three, five year renewal options. The current annual rental payment is $19,000.

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

United Bank conducts its business from its main office located at 2101 South Center Street, Marshalltown, Iowa. The 5,200 square foot premise was constructed in 2002. The property is owned by United Bank free of any mortgage.

The only property the Company owns is located at 2330 Lincoln Way, Ames, Iowa consisting of a multi tenant building of approximately 16,000 square feet. First National leases 5,422 square feet of this building to serve as its University office. The remaining space is currently leased to four other tenants who occupy the space for business purposes.

ITEM 3.  LEGAL PROCEEDINGS

The Banks are from time to time parties to various legal actions arising in the normal course of business. The Company believes that there is no threatened or pending proceeding against the Company or the Banks, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company or the Banks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

On February 28, 2003, the Company had approximately 613 shareholders of record. The Company's common stock is traded in the over-the-counter market under the symbol "ATLO". Trading in the Company's common stock is, however, relatively limited. Market makers in the stock include US Bancorp Piper Jaffray, 402 Main Street, Ames, Iowa 50010 (515-233-4064); Howe Barnes Investments, Inc., 135 So. LaSalle, Chicago, IL 60603 (312-655-3000); and Monroe Securities, Inc., 47 State St., Rochester, NY 14614 (800-766-5560). Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

                              2002                                     2001
                         ---------------                         ---------------
                           Market Price                            Market Price
                         ---------------                         ---------------
Quarter                   High      Low    Quarter                High      Low
----------------------------------------   -------------------------------------
   1st ............      $40.00   $39.00     1st ............    $55.00   $40.00
   2nd ............       45.00    40.00     2nd ............     44.50    36.25
   3rd ............       46.75    43.00     3rd ............     41.50    36.55
   4th ............       47.50    45.90     4th ............     40.00    35.75

The Company declared aggregate annual cash dividends in 2002 and 2001 of $6,820,000 and $5,187,000, respectively, or $2.18 per share in 2002 and $1.66 per share in 2001. In February 2003, the Company declared an aggregate cash dividend of $1,377,000 or $.44 per share. Quarterly dividends declared during the last two years were as follows:

                                                2002                 2001
                                         ------------------   ------------------
                                           Cash dividends       Cash dividends
Quarter                                  declared per share   declared per share
--------------------------------------------------------------------------------

1st ..................................          $0.42             $   0.40
2nd ..................................           0.88                 0.42
3rd ..................................           0.44                 0.42
4th ..................................           0.44                 0.42

The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors of the Company and will be subject to, among other things, the future earnings, capital requirements and financial condition of the Company and certain regulatory restrictions imposed on the payment of dividends by the Banks. Such restrictions are discussed in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2002 through 1998 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

                                                               Year Ended December 31
                                                  (dollars in thousands, except per share amounts)
                                          ------------------------------------------------------------------
                                             2002          2001          2000          1999          1998
                                          ------------------------------------------------------------------
STATEMENT OF INCOME DATA
Interest income .......................   $   36,270    $   41,474    $   44,018    $   40,361    $   39,439
Interest expense ......................       11,663        18,883        24,261        19,981        19,668
                                          ------------------------------------------------------------------
Net interest income ...................       24,607        22,591        19,757        20,380        19,771
Provision for loan losses .............          688           898           460           166           437
                                          ------------------------------------------------------------------
Net interest income after provision for
loan losses ...........................       23,919        21,693        19,297        20,214        19,334
Noninterest income ....................        5,135         5,080         4,130         5,750         4,835
Noninterest expense ...................       13,276        11,587        10,712        11,208        10,264
                                          ------------------------------------------------------------------
Income before provision for income tax        15,778        15,186        12,715        14,756        13,905
Provision for income tax ..............        4,438         4,639         3,596         4,429         4,279
                                          ------------------------------------------------------------------
Net Income ............................   $   11,340    $   10,547    $    9,119    $   10,327    $    9,626
                                          ==================================================================

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared ...............   $    6,820    $    5,187    $    4,932    $    4,664    $    4,355
Cash dividends declared per share .....   $     2.18    $     1.66    $     1.58    $     1.50    $     1.39
Basic and diluted earnings per share ..   $     3.63    $     3.38    $     2.92    $     3.31    $     3.07
Weighted average shares outstanding ...    3,127,285     3,123,885     3,120,375     3,118,427     3,138,939

BALANCE SHEET DATA
Total assets ..........................   $  677,229    $  622,280    $  619,385    $  605,881    $  579,956
Net loans .............................      332,306       323,043       344,015       309,652       287,713
Deposits ..............................      550,622       511,509       493,429       484,620       482,513
Stockholders' equity ..................      101,523        93,622        86,177        76,073        79,109

Equity to assets ratio ................       14.99%        15.04%        13.91%        12.56%        13.64%

                                                                                  Year Ended December 31
                                                                      (dollars in thousands, except per share amounts)
                                                           -----------------------------------------------------------------------
                                                              2002           2001           2000           1999            1998
                                                           -----------------------------------------------------------------------
FIVE YEAR FINANCIAL PERFORMANCE
Net income .............................................   $    11,340    $    10,547    $     9,119    $    10,327    $     9,626
Average assets .........................................       635,816        616,971        626,560        594,441        560,524
Average stockholders' equity ...........................        98,282         91,373         80,081         80,074         77,445

Return on assets (net income divided by average assets)          1.78%          1.71%          1.46%          1.74%          1.72%
Return on equity  (net income divided by average equity)        11.54%         11.54%         11.39%         12.90%         12.43%
Efficiency ratio (noninterest expense divided by
 noninterest income plus net interest income) ..........        44.64%         41.87%         44.84%         42.89%         41.71%
Dividend payout ratio (dividends per share
divided by net income per share) .......................        60.05%         49.11%         54.11%         45.32%         45.28%
Dividend yield (dividends per share divided by closing
   market price) .......................................         4.69%          4.15%          2.87%          2.73%          2.78%
Equity to assets ratio (average equity divided
by average assets) .....................................        15.46%         14.81%         12.78%         13.47%         13.82%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is provided for the consolidated operations of the Company, which includes its wholly owned banking subsidiaries, First National, State Bank, Boone Bank, Randall-Story Bank and United Bank. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

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

Critical Accounting Policies

The discussion contained in this Item 7 and other disclosures included within this report, are based on the Company's audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on approximate measures of the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements". Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgements, management has identified its most critical accounting policy to be that related to the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company's market area and the expected trend of the economic conditions. To the extent actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or less than future charge-offs.

General

The Company earned net income of $11,340,000 in 2002, compared to net income of $10,547,000 in 2001 and net income of $9,119,000 in 2000. The higher level of net income in 2002 as compared to 2001 and 2001 versus 2000 is attributable to an improved net interest margin as interest expense declined on deposits and other borrowings at a faster pace than the decline in interest income on loans and investment securities. The Company's net income is derived principally from the operating results of the Banks. Boone Bank, First National, Randall-Story Bank and State Bank are well-established financial institutions that have a record of profitable operations. As a newly chartered bank, United Bank was not profitable in 2002, and it is not expected to be profitable in 2003.

Financial Condition

Net loans for the year ended December 31, 2002, increased to $332,306,000 from $323,043,000 for the same period in 2001. The increase in loan volume can be primarily attributed to growth in the 1-4 family and commercial real estate portfolios at United Bank. For the year 2001, net loans declined $20,972,000 as the result of a slowdown in local, state, and national economic activity and aggressive competition for loans. While the net interest margin shows a favorable trend for the past two years as the result of declining interest rates, the average yield on assets will likely fall given the current interest rate environment and competition will continue to create downward pressure on the net interest margins of the Company's Banks into the foreseeable future. Currently, the Company's largest market, Ames, Iowa, has competitors consisting of seven banks, three thrifts, five credit unions and several other financial investment companies. Multiple banks are also located in the Company's other communities creating similarly competitive environments. The increase in investment securities to $244,575,000 on December 31, 2002 compared to $213,778,000 on December 31, 2001 resulted primarily from the purchase of U.S. government agency securities during 2002.

Total assets increased $54,949,000 or 8.83% as of December 31, 2002 versus the same date one year earlier as the result of deposit growth at United Bank and State Bank. In 2002, the rates paid on deposits were lower than in 2001 as a result of decreases in market interest rates. Deposits increased 7.65% in 2002 compared to an increase of 3.66% in 2001. The Banks continue to compete for deposits in market areas where the total deposit growth continues to be weak as a result of significant bank and non-bank competition. Other borrowings, including Federal Home Loan Bank advances, federal funds purchased, and securities sold under agreements to repurchase, totaled $18,326,000 in 2002 compared to $11,596,000 in 2001. Other borrowings increased at year end 2002 compared to one year prior as the result of customers maintaining higher balances relating to securities sold under agreement to repurchase.

Average Balance Sheet and Interest Rates

The following tables show average balances and interest income or interest expense, with the resulting average yield or rate by category of average earning asset or interest bearing liability.

ASSETS

                                                     2002                          2001                           2000
                                        ----------------------------  ----------------------------   -----------------------------
                                        Average    Revenue/  Yield/   Average    Revenue/   Yield/   Average    Revenue/   Yield/
                                        Balance    Expense    Rate    Balance    Expense     Rate    Balance    Expense     Rate
              (dollars in thousands)    ------------------------------------------------------------------------------------------
Interest-earning assets
Loans
Commercial ..........................   $ 42,948   $  3,042   7.08%   $ 49,081   $  4,107    8.37%   $ 52,764   $  4,378    8.30%
Agricultural ........................     25,274      1,895   7.50%     28,302      2,492    8.81%     26,328      2,465    9.36%
Real estate .........................    229,805     16,929   7.37%    240,382     19,458    8.09%    232,823     18,963    8.14%
Consumer and other ..................     19,494      1,341   6.88%     23,675      1,834    7.75%     27,200      2,500    9.19%
                                        ------------------------------------------------------------------------------------------
Total loans (including fees) ........   $317,521   $ 23,207   7.31%   $341,440   $ 27,891    8.17%   $339,115   $ 28,306    8.35%

Investment securities

Taxable .............................   $142,089   $  8,414   5.92%   $146,213   $  9,303    6.36%   $179,858   $ 11,644    6.47%
Tax-exempt ..........................     78,171      5,797   7.42%     68,001      5,210    7.66%     72,521      5,442    7.50%
                                        ------------------------------------------------------------------------------------------
Total investment securities .........   $220,260   $ 14,211   6.45%   $214,214   $ 14,513    6.78%   $252,379   $ 17,086    6.77%

Interest bearing deposits with banks    $    534   $     14   2.62%   $    251   $     13    5.18%   $  1,718   $     99    5.76%
Federal funds sold ..................     51,206        810   1.58%     25,953        829    3.19%      5,602        377    6.73%
                                        ------------------------------------------------------------------------------------------
Total Interest-earning assets .......   $589,521   $ 38,242   6.49%   $581,858   $ 43,246    7.43%   $598,814   $ 45,868    7.66%

Noninterest-earning assets

Cash and due from banks .............   $ 28,206                      $ 21,040                       $ 19,324
Premises and equipment, net .........      7,912                         5,892                          5,285
Other, less allowance for loan losses     10,177                         8,181                          3,137
                                        --------                      --------
Total noninterest-earning assets ....   $ 46,295                      $ 35,113                       $ 27,746
                                        --------                      --------                       --------

TOTAL ASSETS ........................   $635,816                      $616,971                       $626,560
                                        ========                      ========                       ========

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 34%.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 2002                           2001                           2000
                                     ----------------------------   ----------------------------   ----------------------------
                                     Average    Revenue/   Yield/   Average    Revenue/   Yield/   Average    Revenue/   Yield/
                                     Balance    Expense     Rate    Balance    Expense     Rate    Balance    Expense     Rate
           (dollars in thousands)    ------------------------------------------------------------------------------------------
Interest-bearing liabilities
Deposits
Savings, NOW accounts,
and money markets ................   $260,426   $  3,393    1.30%   $228,908   $  5,727    2.50%   $218,795   $  8,144    3.72%
Time deposits < $100,000 .........    152,703      6,107    4.00%    158,625      8,736    5.51%    159,035      8,972    5.64%
Time deposits > $100,000 .........     51,428      1,898    3.69%     58,253      3,329    5.71%     62,052      3,823    6.16%
                                     -------------------------------------------------------------------------------------------
Total deposits ...................   $464,557   $ 11,398    2.45%   $445,786   $ 17,792    3.99%   $439,882   $ 20,939    4.76%
Other borrowed funds .............     13,887        265    1.91%     23,008      1,091    4.74%     52,749      3,322    6.30%
                                     -------------------------------------------------------------------------------------------
Total Interest-bearing liabilities   $478,444   $ 11,663    2.44%   $468,794   $ 18,883    4.03%   $492,631   $ 24,261    4.92%
                                     -------------------------------------------------------------------------------------------
Noninterest-bearing liabilities
Demand deposits ..................   $ 53,318                       $ 51,113                       $ 47,590
Other liabilities ................      5,772                          5,691                          6,258
                                     --------                       --------                       --------
Stockholders' equity .............   $ 98,282                       $ 91,373                       $ 80,081
                                     --------                       --------                       --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .............   $635,816                       $616,971                       $626,560
                                     ========                       ========                       ========
Net interest income ..............              $ 26,579    4.51%              $ 24,363    4.19%              $ 21,607    3.61%
                                                ========                       ========                       ========
Spread Analysis
Interest income/average assets ...              $ 38,242    6.01%              $ 43,246    7.01%              $ 45,868    7.32%
Interest expense/average assets ..                11,663    1.83%                18,883    3.06%                24,261    3.87%
Net interest income/average assets                26,579    4.18%                24,363    3.95%                21,607    3.45%

Rate and Volume Analysis

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

                                               2002 Compared to 2001             2001 Compared to 2000
       (dollars in thousands)              ------------------------------    -----------------------------
                                           Volume       Rate      Total      Volume     Rate       Total
                                           ---------------------------------------------------------------
Interest income
Loans
Commercial .............................   $  (477)   $  (588)   $(1,065)   $  (308)   $    37    $  (271)
Agricultural ...........................      (250)      (347)   $  (597)       179       (152)        27
Real estate ............................      (836)    (1,693)   $(2,529)       613       (118)       495
Consumer and other .....................      (301)      (192)   $  (493)      (301)      (365)      (666)
                                           --------------------------------------------------------------
Total loans (including fees) ...........   $(1,864)   $(2,820)   $(4,684)   $   183    $  (598)   $  (415)

Investment securities
Taxable ................................   $  (257)   $  (632)   $  (889)   $(2,144)   $  (197)   $(2,341)
Tax-exempt .............................       755       (168)   $   587       (344)       112       (232)
                                           --------------------------------------------------------------
Total investment
securities .............................   $   498    $  (800)   $  (302)   $(2,488)   $   (85)   $(2,573)

Interest bearing deposits with banks ...   $    10    $    (9)   $     1    $   (77)   $    (9)   $   (86)
Federal funds sold .....................       538       (557)   $   (19)       741       (289)       452
                                           --------------------------------------------------------------
Total Interest-earning assets ..........   $  (818)   $(4,186)   $(5,004)   $(1,641)   $  (981)   $(2,622)

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets   $   704    $(3,038)   $(2,334)   $   361    $(2,778)   $(2,417)
Time deposits < $100,000 ...............      (314)    (2,315)   $(2,629)       (23)      (213)      (236)
Time deposits > $100,000 ...............      (431)    (1,000)   $(1,431)      (226)      (268)      (494)
                                           --------------------------------------------------------------
Total deposits .........................   $   (41)   $(6,353)   $(6,394)   $   112    $(3,259)   $(3,147)
Other borrowed funds ...................      (330)      (496)      (826)    (1,551)      (680)    (2,231)
                                           --------------------------------------------------------------
Total Interest-bearing liabilities .....   $  (371)   $(6,849)   $(7,220)   $(1,439)   $(3,939)   $(5,378)
                                           --------------------------------------------------------------
Net interest income/earning assets .....   $  (447)   $ 2,663    $ 2,216    $  (202)   $ 2,958    $ 2,756

1 The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company's largest component contributing to net income is net interest income, which is the difference between interest earned on earning assets which are primarily loans and investments and interest paid on interest bearing liabilities which are primarily deposits and borrowings. The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2002, 2001 and 2000, the Company's net interest margin was 4.51%, 4.19% and 3.61%, respectively. The improved net interest margin in 2002 and 2001 is attributable to lower interest expense as the Company was able to lower deposit and other borrowings rates more quickly than loans and investment rates declined.

While the trend of the net interest margin is favorable for the past two years, the average yield on assets will likely fall given the current interest rate environment and the high level of competition in the local markets will likely cause downward pressure on the net interest margin of the Company into the foreseeable future. Currently, the Company's largest market, Ames, Iowa, has seven banks, three thrifts, five credit unions and several other financial investment companies. Multiple banks are also located in the Company's other communities creating similarly competitive environments.

Net interest income during 2002, 2001 and 2000 totaled $24,608,000,  $22,591,000 and $19,757,000, respectively, representing an 8.93% increase in 2002 from 2001 and a 14.34% increase in 2001 compared to 2000. The higher net interest income in both periods resulted from lower interest expense as the Company was able to lower deposit and other borrowings rates more quickly than loans and investment rates declined.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company provided $688,000 for loan losses during 2002 compared to $898,000 in 2001 and $460,000 in 2000. Provision expense was higher in 2001 versus 2002 and 2000 as the result of deterioration in the commercial lease portfolio in 2001.

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

Noninterest Income and Expense

Non-interest  income during 2002, 2001 and 2000 totaled  $5,135,000,  $5,080,000 and $4,130,000, respectively, representing a 1.08% increase in 2002 from 2001 and a 23.00% increase in 2001 compared 2000. The increase in 2002 is the result of improved profitability of trust, secondary market, and automated teller machine business offset by lower security gains. The increase in 2001 can be attributed to higher security gains and increased revenues from deposit, trust and secondary market lending services.

Non-interest expense during 2002, 2001 and 2000 totaled $13,276,000, $11,587,000 and $10,712,000, respectively, representing an 14.57% increase in 2002 versus 2001 and a 8.17% increase in 2001 compared to 2000. The higher noninterest expense in 2002 is the result of overhead expenses in chartering United Bank and increased salary and benefit expenses related to profit sharing and retirement plans. The higher noninterest expense in 2001 is primarily attributable to higher salary and benefits expenses, data processing costs, and professional fees associated with filings with the Securities and Exchange Commission. The percentage of non-interest expense to average assets was 2.09% in 2002, compared to 1.88% and 1.71% during 2001 and 2000, respectively.

Provision for Income Taxes

The provision for income taxes for 2002, 2001 and 2000 was $4,438,000, $4,639,000 and $3,596,000, respectively. This amount represents an effective tax rate of 28.13% during 2002, compared to 30.54% and 28.28% for 2001 and 2000, respectively. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Investment Portfolio

The following table presents the market values, which represent the carrying values due to the available-for-sale classification, of the Company's investment portfolio as of December 31, 2002, 2001 and 2000, respectively.

                                              ----------------------------------
                                                2002         2001         2000
                   (dollars in thousands)     ----------------------------------

U.S. treasury securities ................     $  4,208     $ 12,548     $ 23,150
U.S. government agencies ................       85,780       60,858       85,864
State and political subdivisions ........       70,516       63,109       61,411
Corporate bonds .........................       56,357       51,106       43,167
Equity securities .......................       27,714       26,157       19,114
                                              ----------------------------------
Total ...................................     $244,575     $213,778     $232,706

Investments  in  states  and  political   subdivisions  represent  purchases  of
municipal bonds located primarily in the state of Iowa and contiguous states.

Investment in other securities includes corporate debt obligations of companies located and doing business throughout the United States. The debt obligations were all within the credit ratings acceptable under the Banks' investment policies with the exception of one corporate bond with an amortized cost of $498,000 and a market value of $485,000. The bond was rated by Moody's and Standard & Poor's rating service publications as B1 and B+, respectively, as of December 31, 2002 falling outside the Bank's acceptable rating standards subsequent to its purchase date of November 16, 1998. As of December 31, 2002, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders' equity. The equity securities portfolio consists primarily of financial and utility stocks as of December 31, 2002, 2001, and 2000.

Investment Maturities as of December 31, 2002

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                   After One     After Five
                                                    Year But      Years But
                                        Within       Within        Within         After
                                       One Year    Five Years     Ten Years     Ten Years       Total
              (dollars in thousands) -------------------------------------------------------------------
U.S. treasury ....................   $    1,915    $    1,749    $      544    $       --    $     4,208
U.S. government agencies .........       14,953        45,223        22,754         2,850         85,780
States and political subdivisions         4,165        20,430        30,163        15,758         70,516
Corporate bonds ..................        7,044        19,526        29,262           525         56,357
                                     -------------------------------------------------------------------
Total ............................   $   28,077    $   86,928    $   82,723    $   19,133    $   216,861

Weighted average yield

U.S. treasury ....................        5.40%         4.22%         5.20%         4.89%
U.S. government agencies .........        5.75%         4.57%         5.03%         4.42%          4.90%
States and political subdivisions*        6.45%         7.19%         7.45%         7.41%          7.30%
Corporate bonds ..................        6.18%         6.59%         6.33%         6.41%          6.40%
                                     -------------------------------------------------------------------
Total ............................        5.94%         5.63%         6.37%         6.94%          6.07%

* Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

Loan Portfolio

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2002.

                                   ----------------------------------------------------
                                     2002       2001       2000       1999       1998
      (dollars in thousands)       ----------------------------------------------------
Real Estate
   Construction ................   $ 13,518   $ 12,677   $ 12,221   $  9,062   $  7,641
   1-4 family residential ......     81,239     84,379     97,663     89,171     84,767
   Commercial ..................    136,351    117,211    112,415     98,840     83,115
   Agricultural ................     21,693     21,029     21,095     19,999     18,336
Commercial .....................     40,097     45,631     53,955     48,920     52,458
Agricultural ...................     26,022     27,367     28,199     25,575     23,882
Consumer and other .............     19,921     20,920     24,576     23,897     23,263
                                   ----------------------------------------------------
Total loans ....................    338,841    329,214    350,124    315,464    293,462
Deferred loan fees, net ........        777        725        736        826        903
                                   ----------------------------------------------------
Total loans net of deferred fees   $338,064   $328,489   $349,388   $314,638   $292,559

The Company's loan portfolio consists of commercial loans, agricultural loans, commercial real estate and residential real estate loans and consumer loans. As of December 31, 2002, gross loans totaled approximately $339 million, which equals approximately 62% of total deposits and 50% of total assets. As of December 31, 2002, the majority of the loans were originated directly by the Banks to borrowers within the Banks' principal market areas. There are no foreign loans outstanding during the years presented.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2002.

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

                                                After One
                                                Year But
                                     Within      Within       After
                                    One Year   five years  Five Years    Total
       (dollars in thousands)       --------------------------------------------

Real Estate
   Construction ................    $ 10,175    $  2,578    $    765    $ 13,518
   1-4 family residential ......       5,004      33,403      42,832      81,239
   Commercial ..................       9,371      94,643      32,337     136,351
   Agricultural ................       1,486       4,394      15,813      21,693
Commercial .....................      25,064      11,444       3,589      40,097
Agricultural ...................      18,580       4,058       3,384      26,022
Consumer and other .............       5,113      10,335       4,473      19,921
                                    --------------------------------------------
Total loans ....................    $ 74,793    $160,855    $103,193    $338,841

                                                        After One
                                                         Year But
                                                         Within          After
                                                        Five Years    Five Years
                                                        ------------------------
Loan maturities after one year with:
Fixed rates ......................................       $146,405       $ 63,056
Variable rates ...................................         14,450         40,137
                                                         -----------------------
                                                         $160,855       $103,193
Non-performing Assets

The   following   table  sets  forth   information   concerning   the  Company's
non-performing assets for the past five years ending December 31, 2002.

                                      ------------------------------------------
                                       2002     2001     2000     1999     1998
        (dollars in thousands)        ------------------------------------------

Non-performing assets:
Nonaccrual loans ..................   $2,015   $2,692   $2,663   $  405   $   80
Loans 90 days or more past due ....      394      797      242      723      581
Restructured loans ................       --       --       --       --       --
                                      ------------------------------------------
                                       2,409    3,489    2,905    1,128      661
Other real estate owned ...........      295      159       75       41       43
                                      ------------------------------------------
Total non-performing assets .......   $2,704   $3,648   $2,980   $1,169   $  704

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

Outstanding loans of $383,000 were placed on non-accrual status in 2002 with total non-accrual loans equaling $2,015,000 as of December 31, 2002. Outstanding loans of $886,000 were placed on non-accrual status in 2001 with total non-accrual loans equaling $2,692,000 as of December 31, 2001. Outstanding loans of $2,578,000 were placed on non-accrual status in 2000 with total non-accrual loans equaling $2,663,000 as of December 31, 2000. A real estate loan at First National with a December 31, 2002 and 2001 balance of $1,305,000 is the largest non-performing asset. For the years ended December 31, 2002, 2001 and 2000, interest income, which would have been recorded under the original terms of such loans was approximately $160,000, $243,000 and $254,000, respectively, with $17,000, $114,000 and $101,000, respectively, recorded.

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

Analysis of the Allowance for Loan Losses

The Company's policy is to charge-off loans when, in management's opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries. The following table sets forth information regarding changes in the Company's Allowance for Loan Losses For The Most Recent Five Years.

                                      --------------------------------------------------------
                                        2002        2001        2000         1999       1998
          (dollars in thousands)      --------------------------------------------------------
Balance at beginning of period ....   $  5,446    $  5,373    $  4,986    $  4,846    $  4,459
Charge-offs:
Real Estate
   Construction ...................         --          --          --          --          --
   1-4 Family Residential .........         --           1          --          --          --
   Commercial .....................         40          --          --          18          --
   Agricultural ...................         --          --          --          --          --
Commercial ........................        235         768          55          --         118
Agricultural ......................         --          --          --          --          --
Consumer and other ................        155          83          96          41          26
                                      --------------------------------------------------------
                                           430         852         151          59         144
Recoveries:
Real Estate
   Construction ...................         --          --          --          --          --
   1-4 Family Residential .........         20          --          --          --          --
   Commercial .....................         --          --          --          16          --
   Agricultural ...................         --          --          --          --          --
Commercial ........................         14           8          66          --          79
Agricultural ......................         --          --          --          --          --
Consumer and other ................         20          19          12          17          15
                                      --------------------------------------------------------
                                            54          27          78          33          94

Net charge-offs (recoveries) ......   $    376    $    825    $     73    $     26    $     50
Additions charged to
operations ........................        688         898         460         166         437
                                      --------------------------------------------------------
Balance at end of period ..........   $  5,758    $  5,446    $  5,373    $  4,986    $  4,846

Average Loans Outstanding .........   $317,521    $341,440    $339,115    $299,064    $279,054

Ratio of net charge-offs during the
period to average loans
outstanding .......................      0.12%       0.24%       0.02%       0.01%       0.02%

Ratio of allowance for loan losses
to total loans net of deferred fees      1.70%       1.65%       1.54%       1.58%       1.66%

Reserve levels increased to 1.70% of total loans outstanding as of December 31, 2002 compared to 1.65% as of December 31, 2001. The increase in reserve levels relates primarily to First National as the result of higher specific reserves for two problem credits identified by management prior to 2002 and large specific reserve for a newly downgraded problem loan in 2002. Problem commercial leases identified in 2001 led to higher provision expense, net charge-offs and specific reserves as credit weaknesses were identified in 2001. General reserve allocations remained consistent in 2002 with prior years.

General reserves for loan categories normally range from 1.00 to 2.00% of the outstanding loan balances. As loan volume increases, the general reserve levels increase with that growth. As the previous table indicates, loan provisions have increased in 2001 and 2002 as the result of higher level of net charge-offs and specific reserves. The general reserve loss factors have remained consistent over the five-year period presented. The allowance relating to commercial real estate and commercial loans are the largest reserve components. Commercial real estate loans have higher general reserve levels than other real estate loans as management perceives more risk in this type of lending. Elements contributing to the higher risk level include susceptibility of businesses to changing environmental factors such as the economic business cycle, the larger individual loan amounts, a limited number of buyers and the specialized uses for some properties. As of December 31, 2002, commercial real estate loans have general reserves of 1.30% and 1-4 family residential loans, which management generally considers lower risk, have general reserves of 1.00%. The estimation methods and assumptions used in determining the allowance for the five years presented have remained consistent.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. For December 31, 2002 and 2001, specific reserves increased $386,000 or 29.65% and $142,000 or 12.24%, respectively. Specific allocations for commercial real estate loans triggered the increase in 2002 while commercial leases contributed to the increase in total reserve levels in 2001. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has had the largest impact on the reallocation of the reserve among different parts of the portfolio.

Other factors that are considered when determining the adequacy of the reserve include loan concentrations, loan growth, the economic outlook and historical losses. The Company's concentration risks include geographic concentration in central Iowa; the local economy's dependence upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa's agricultural sector that is dependent on weather conditions and government programs. Additional reserves have not been established for local and national economic conditions over the last five-year period. Historical losses reflect good credit quality over the past five years, as net losses have not exceeded .24% which compares favorably to the Company's reserve of 1.70% as of December 31, 2002. However, no assurances can be made that losses will remain at the favorable levels experienced over the past five years.

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company's allocation of the allowance for loan losses.

                            ----------------------------------------------------------------------------------------
                                  2002              2001               2000              1999              1998
 (dollars in thousands)     ----------------------------------------------------------------------------------------
                            Amount    % *     Amount     % *     Amount    % *     Amount    % *     Amount    % *
Balance at end of period
applicable to:
Real Estate
   Construction .........      210    3.99%      178     3.85%      163    3.49%       91    2.87%       80    2.60%
   1-4 family residential      892   23.98%      980    25.63%    1,088   27.89%      899   28.27%      809   28.89%
   Commercial ...........    2,453   40.24%    1,704    35.60%    1,619   32.11%    1,536   31.33%    1,330   28.32%
   Agricultural .........      302    6.40%      279     6.39%      315    6.03%      237    6.34%      194    6.25%
Commercial ..............      910   11.83%      938    13.86%      754   15.41%      573   15.51%      828   17.88%
Agricultural ............      504    7.68%      457     8.31%      421    8.05%      541    8.11%      517    8.14%
Consumer and other ......      235    5.88%      258     6.35%      538    7.02%      560    7.58%      604    7.93%
Unallocated .............      252               652                475               549               484
                            ----------------------------------------------------------------------------------------
                            $5,758     100%   $5,446      100%   $5,373     100%   $4,986     100%   $4,846     100%

*  Percent of loans in each category to total loans.

Deposits

Types of Deposits

The Company's primary source of funds is customer deposits. The Company attempts to attract non-interest-bearing deposits, which are a low cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company's need for funds. While nearly 61% of the Banks' certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates are not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company's operation and liquidity. The Company traditionally has not relied upon brokered deposits and does not anticipate utilizing such funds at the present time.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2002, 2001 and 2000.

                                              2002                2001                 2000
                                      -----------------------------------------------------------
                                       Amount      Rate     Amount     Rate      Amount     Rate
          (dollars in thousands)      -----------------------------------------------------------
Noninterest bearing demand deposits   $ 53,318             $ 51,113             $ 47,590
Interest bearing demand deposits ..    115,494     1.00%    103,529    2.01%      98,105    3.17%
Money market deposits .............    120,446     1.71%    101,267    3.23%      93,583    4.67%
Savings deposits ..................     24,486     0.71%     24,112    1.56%      27,107    2.39%
Time certificates < $100,000 ......    152,703     4.00%    158,625    5.51%     159,035    5.64%
Time certificates > $100,000 ......     51,428     3.69%     58,253    5.71%      62,052    6.16%
                                      --------             --------             --------
                                      $517,875             $496,899             $487,472

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2002, 2001 and 2000.

                                               2002         2001          2000
         (dollars in thousands)              -----------------------------------
3 months or less .....................       $15,162       $16,771       $21,665
Over 3 through 12 months .............        25,939        24,590        34,901
Over 12 through 36 months ............         9,281         4,765         6,996
Over 36 months .......................         4,182         1,590           333
                                             -----------------------------------
Total ................................       $54,564       $47,716       $63,895

Borrowed Funds

The following table summarizes the outstanding amount of and the average rate on borrowed funds as of December 31, 2002, 2001 and 2000.

                                     2002             2001              2000
                              --------------------------------------------------
                              Average           Average           Average
                              Balance   Rate    Balance   Rate    Balance   Rate
  (dollars in thousands)      --------------------------------------------------

FHLB advances .............   $     0   0.00%$    1,000   5.21%   $16,000  6.59%
Federal funds purchased and
repurchase agreements .....    18,326   1.50%    10,596   2.54%    19,007  6.19%
                              --------------------------------------------------
Total .....................   $18,326   1.50%   $11,596   2.77%   $35,007  6.37%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on borrowed funds for the years ended December 31, 2002, 2001 and 2000.

                                                    2002               2001                2000
                                             ----------------------------------------------------------
                                             Average   Average   Average   Average   Average   Average
                                             Balance     Rate    Balance    Rate     Balance     Rate
         (dollars in thousands)              ----------------------------------------------------------
FHLB advances ............................   $    47     4.26%   $ 8,791     6.29%   $20,973    6.99%
Federal funds purchased
& repurchase agreements ..................    13,840     1.91%    14,217     3.78%    31,776    5.84%
                                             --------------------------------------------------------
Total ....................................   $13,887     1.91%   $23,008     4.74%   $52,749    6.30%

Maximum Amount Outstanding during the year
  FHLB advances ..........................   $ 1,000             $16,000            $50,300
  Federal funds purchased
  and repurchase agreements ..............    18,326              25,400             36,362

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposit. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal fund purchased, repurchase agreements, advances from the Federal Home Loan Bank (FHLB) and funds provided by operations. Net cash from operating activities contributed $11,221,000, $12,253,000 and $8,212,000 to liquidity for years 2002, 2001 and 2000, respectively. Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions increased from $72,059,000 in 2001 to $85,189,000 in 2002 and from $29,368,000 in 2000 to $72,059,000 in 2001. The increase in liquidity in 2002 is the result of diminished loan demand, increased deposit levels, and historically low investment yields. Federal funds sold are expected to be invested in longer-term assets as loan demand increases or investment yields become more favorable. To provide additional external liquidity, the Banks have outstanding lines of credit with the FHLB of Des Moines, Iowa of $30,732,000 and federal funds borrowing capacity at correspondent banks of $46,000,000. The Company did not have any outstanding FHLB advances as of December 31,2002 and other borrowed funds for the Company totaled $18,326,000. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

First National, as a national bank, generally may pay dividends from undivided profits without restriction, provided that its surplus fund is at least equal to its common stock capital fund. Boone Bank, Randall-Story Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits. As United Bank is not expected to be profitable in 2003, payments of dividends from this subsidiary are not anticipated for the upcoming year. Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized. The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $29,271,000 that are presently available to provide additional liquidity to the Banks.

The Company's total stockholders' equity increased to $101,523,000 at December 31, 2002, from $93,622,000 at December 31, 2001. At December 31, 2002 and 2001,
stockholders' equity was 15.0% of total assets. Total equity increased due to retention of earnings and from appreciation in the Company and Banks' stock and bond portfolios. No material capital expenditures or material changes in the capital resource mix are anticipated at this time. The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2002.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how that exposure was managed in 2002 changed when compared to 2001.

Based on a simulation modeling analysis performed as of December 31, 2002, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2003

                                                    $ Change           % Change
               (dollars in thousands)               ---------------------------

+200 Basis Points ........................          $   972                3.9%
+100 Basis Points ........................              575                2.3%
-100 Basis Points ........................             (769)              -3.1%
-200 Basis Points ........................           (2,366)              -9.5%

As shown above, at December 31, 2002, the estimated effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 3.9% or approximately $972,000 in 2003. The estimated effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 9.5% or approximately $2,366,000 in 2003. The Company's Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks' objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2002. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

                                       Less Than      Three       One to        Over
                                         Three       Months to     Five         Five      Cumulative
                                         Months      One Year      Years        Years        Total
           (dollars in thousands)      -------------------------------------------------------------
                                                                                           <C
Interest - earning assets
Interest-bearing deposits with banks   $   1,000    $      --    $      --    $      --    $   1,000
Federal funds sold .................      32,500       32,500
Investments * ......................       8,195       19,882       86,928      129,570      244,575
Loans ..............................      65,455       27,801      174,092       71,493      338,841
                                       -------------------------------------------------------------
Total interest - earning
assets .............................   $ 107,150    $  47,683    $ 261,020    $ 201,064    $ 616,917
                                       =============================================================

Interest - bearing liabilities
Interest bearing demand deposits ...   $ 121,325    $      --    $      --    $      --    $ 121,325
Money market and savings deposits ..     153,296           --           --           --      153,296
Time certificates < $100,000 .......      24,751       65,107       68,979           42      158,879
Time certificates > $100,000 .......      15,162       25,939       13,463           --       54,564
Other borrowed funds ...............      18,326           --           --           --       18,326
                                       -------------------------------------------------------------
Total interest - bearing liabilities   $ 332,860    $  91,046    $  82,442    $      42    $ 506,390

Interest sensitivity gap ...........   ($225,710)   ($ 43,363)   $ 178,578    $ 201,022    $ 110,527
                                       =============================================================

Cumulative interest sensitivity gap    ($225,710)   ($269,073)   ($ 90,495)   $ 110,527    $ 110,527
                                       =============================================================

Cumulative interest sensitivity
gap as a percent of total assets ...      -33.33%     -39.73%      -13.36%       16.32%
                                       ================================================

* Investments with maturities over 5 years include the market value of equity securities of $27,714.

As of December 31, 2002, the Company's cumulative gap ratios for assets and liabilities repricing within three months and within one year were .33 and .40 respectively, meaning more liabilities than assets are scheduled to reprice within these periods. This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company. The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditor's Report

The Board of Directors
Ames National Corporation
Ames, Iowa

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Ames National Corporation and subsidiaries for the year ended December 31, 2000 were audited by other auditors whose report, dated March 2, 2001 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP.
---------------------------

Des Moines, Iowa
January 24, 2003

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

/s/ KPMG, LLP
-----------------

Des Moines, Iowa
March 2, 2001

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001

ASSETS                                                            2002              2001
---------------------------------------------------------------------------------------------
Cash and due from banks (Note 2) ...........................   $  51,688,784    $  42,459,156
Federal funds sold (Note 9) ................................      32,500,000       29,350,000
Interest bearing deposits in financial institutions ........       1,000,000          250,000
Securities available-for-sale (Note 3) .....................     244,575,026      213,778,175
Loans receivable, net (Note 4) .............................     332,306,497      323,043,166
Bank premises and equipment, net (Note 5) ..................       8,726,397        7,183,655
Accrued income receivable ..................................       5,849,017        5,977,353
Other assets ...............................................         582,849          238,477
                                                               ------------------------------
        Total assets .......................................   $ 677,228,570    $ 622,279,982
                                                               ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits (Note 6)
    Demand .................................................   $  62,557,937    $  62,796,265
    NOW accounts ...........................................     121,325,104      108,509,319
    Savings and money market ...............................     153,296,259      138,342,052
    Time, $100,000 and over ................................      54,564,283       47,716,458
    Other time .............................................     158,878,796      154,145,161
                                                               ------------------------------
        Total deposits .....................................     550,622,379      511,509,255

FHLB advances ..............................................              --        1,000,000
Federal funds purchased and securities sold under agreements
  to repurchase ............................................      18,325,574       10,596,174
Dividend payable ...........................................       1,376,752        1,312,596
Deferred taxes (Note 8) ....................................       2,879,057        1,188,670
Accrued expenses and other liabilities .....................       2,501,952        3,051,289
                                                               ------------------------------
        Total liabilities ..................................     575,705,714      528,657,984
                                                               ------------------------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 10)
  Common stock, $5 par value, authorized 6,000,000 shares;
    issued 2002 and 2001 3,153,230 shares; outstanding 2002
    3,128,982 shares, 2001 3,125,229 shares ................      15,766,150       15,766,150
  Additional paid-in capital ...............................      25,354,014       25,393,028
  Retained earnings ........................................      53,917,544       49,397,011
  Treasury stock, at cost; 2002 24,248 shares,
    2001 28,001 shares .....................................      (1,333,640)      (1,530,805)
  Accumulated other comprehensive income, net unrealized
    gain on securities available-for-sale ..................       7,818,788        4,596,614
                                                               ------------------------------
        Total stockholders' equity .........................     101,522,856       93,621,998
                                                               ------------------------------

        Total liabilities and stockholders' equity .........   $ 677,228,570    $ 622,279,982
                                                               ==============================

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2002, 2001 and 2000

                                                     2002          2001          2000
-----------------------------------------------------------------------------------------
Interest and dividend income:
Loans .........................................   $23,207,184   $27,891,379   $28,306,128
Securities:
    Taxable ...................................     7,931,041     8,714,486    11,277,141
    Tax-exempt ................................     2,938,423     2,876,432     3,036,610
Federal funds sold ............................       810,675       829,083       376,851
Dividends .....................................     1,383,350     1,162,176     1,020,822
                                                  ---------------------------------------
                                                   36,270,673    41,473,556    44,017,552
                                                  ----------------------------------------
Interest expense:
  Deposits ....................................    11,397,125    17,791,314    20,937,730
  Other borrowed funds ........................       265,845     1,091,319     3,322,924
                                                  ---------------------------------------
                                                   11,662,970    18,882,633    24,260,654
                                                  ---------------------------------------

        Net interest income ...................    24,607,703    22,590,923    19,756,898

Provision for loan losses (Note 4) ............       688,431       897,540       460,049
                                                  ---------------------------------------

        Net interest income after provision for
        loan losses ...........................    23,919,272    21,693,383    19,296,849
                                                  ---------------------------------------

Noninterest income:
  Trust department income .....................     1,032,500       948,499       879,686
  Service fees ................................     1,492,344     1,585,036     1,454,528
  Securities gains, net (Note 3) ..............       889,923     1,197,050       715,929
  Loan and secondary market fees ..............       739,907       589,215       245,656
  Other .......................................       980,140       760,244       834,165
                                                  ---------------------------------------
        Total noninterest income ..............     5,134,814     5,080,044     4,129,964
                                                  ---------------------------------------

Noninterest expense:
  Salaries and employee benefits (Note 7) .....     8,074,181     6,834,588     6,347,357
  Data processing .............................     1,934,006     1,772,726     1,557,875
  Occupancy expenses ..........................       927,287       726,049       708,188
  Other operating expenses ....................     2,340,098     2,253,920     2,098,580
                                                  ---------------------------------------
        Total noninterest expense .............    13,275,572    11,587,283    10,712,000
                                                  ---------------------------------------

        Income before income taxes ............    15,778,514    15,186,144    12,714,813

Provision for income taxes (Note 9) ...........     4,438,376     4,638,806     3,595,951
                                                  ---------------------------------------

        Net income ............................   $11,340,138   $10,547,338   $ 9,118,862
                                                  =======================================

Basic earnings per share (Note 1) .............   $      3.63   $      3.38   $      2.92
                                                  =======================================

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2002, 2001 and 2000

                                                                                                        Accumulated
                                                            Additional                                     Other           Total
                                Comprehensive    Common       Paid-in      Retained       Treasury     Comprehensive   Stockholders'
                                    Income       Stock        Capital      Earnings         Stock       Income (Loss)     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999 ....               $15,766,150   $25,307,051   $39,849,354    $(2,824,155)   $(2,025,691)   $ 76,072,709
  Comprehensive income:
    Net income ................  $ 9,118,862           --            --     9,118,862             --             --       9,118,862
    Other comprehensive income,
      unrealized gains on
      securities, net of
      reclassification
      adjustment, net of tax
      (Note 3) ................     4,649,235          --            --            --             --      4,649,235       4,649,235
                                  -----------
        Total comprehensive
        income ................   $13,768,097
                                  ===========
  Cash dividends declared, $1.58
    per share .................                          --            --   (4,931,838)           --             --      (4,931,838)
  Sale of 22,931 shares of
    treasury stock ............                          --       121,943           --     1,146,550             --       1,268,493
                                              --------------------------------------------------------------------------------------
Balance, December 31, 2000 ....                  15,766,150    25,428,994   44,036,378    (1,677,605)     2,623,544      86,177,461
  Comprehensive income:
    Net income ................   $10,547,338            --            --   10,547,338            --             --      10,547,338
    Other comprehensive income,
      unrealized gains on
      securities, net of
      reclassification
      adjustment, net of tax
      (Note 3) ................     1,973,070            --            --           --            --      1,973,070       1,973,070
                                  -----------
        Total comprehensive
        income ................   $12,520,408
                                  ===========
  Cash dividends declared, $1.66
    per share .................                          --            --   (5,186,705)           --             --     (5,186,705)
  Sale of 2,936 shares of
    treasury stock ............                          --       (35,966)          --       146,800             --         110,834
                                              --------------------------------------------------------------------------------------
Balance, December 31, 2001 ....                  15,766,150    25,393,028   49,397,011    (1,530,805)     4,596,614      93,621,998
  Comprehensive income:
    Net income ................   $11,340,138            --            --   11,340,138            --             --      11,340,138
    Other comprehensive income,
      unrealized gains on
      securities, net of
      reclassification
      adjustment, net of tax
      (Note 3) ................     3,222,174            --            --           --            --       3,222,174      3,222,174
                                  -----------
        Total comprehensive
        income ................   $14,562,312
                                  ===========
  Cash dividends declared, $2.18
    per share .................                          --            --    6,819,605)           --             --      (6,819,605)
  Sale of 3,753 shares of
    treasury stock ............                          --       (39,014)          --       197,165             --         158,151

                                                ------------------------------------------------------------------------------------
Balance, December 31, 2002 .....                $15,766,150   $25,354,014  $53,917,544   $(1,333,640)   $ 7,818,788    $101,522,856
                                                ====================================================================================

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000

                                                                                       2002           2001            2000
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................................................   $ 11,340,138    $ 10,547,338    $  9,118,862
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses ..................................................        688,431         897,540         460,049
    Amortization and accretion .................................................         51,495         (58,859)         (9,227)
    Depreciation ...............................................................        996,180         642,835         731,370
    Provision for deferred taxes ...............................................       (200,013)       (129,614)       (137,000)
    Securities gains, net ......................................................       (889,923)     (1,197,050)       (715,929)
    Gain on sale of bank premises and equipment ................................           --              --           (94,135)
    Change in assets and liabilities:
    (Increase) decrease in accrued income receivable ...........................        128,336       1,043,261        (405,350)
    (Increase) decrease in other assets ........................................       (344,372)        820,285        (382,484)
    (Decrease) in accrued interest and other liabilities .......................       (549,337)       (312,376)       (354,516)
                                                                                   --------------------------------------------
        Net cash provided by operating activities ..............................     11,220,935      12,253,360       8,211,640
                                                                                   --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available-for-sale ....................................    (86,337,490)    (47,350,981)    (28,065,802)
  Proceeds from sale of securities available-for-sale ..........................     26,635,715      23,282,181      30,835,280
  Proceeds from maturities and calls of securities available-for-sale ..........     34,855,926      47,385,595      26,795,364
  Proceeds from sale of bank premises and equipment ............................             --              --         146,152
  Net decrease (increase) in interest bearing deposits in financial institutions       (750,000)         98,174         378,222
  Net (increase) in federal funds sold .........................................     (3,150,000)    (29,105,000)       (160,000)
  Net decrease (increase) in loans .............................................     (9,951,762)     20,074,021     (34,822,664)
  Purchase of bank premises and equipment ......................................     (2,538,922)     (2,610,189)       (617,332)
                                                                                   --------------------------------------------
        Net cash provided by (used in) investing activities ....................    (41,236,533)     11,773,801      (5,510,780)
                                                                                   --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits .........................................................     39,113,124      18,080,400       8,809,148
  Increase (decrease) in FHLB advances, federal funds purchased
    and securities sold under agreements to repurchase .........................      6,729,400     (23,411,245)     (5,277,893)
  Dividends paid ...............................................................     (6,755,449)     (5,123,026)     (4,867,972)
  Proceeds from issuance of treasury stock .....................................        158,151         110,834       1,268,493
                                                                                   --------------------------------------------
        Net cash provided by (used in) financing activities ....................     39,245,226     (10,343,037)        (68,224)
                                                                                   --------------------------------------------

        Net increase in cash and cash equivalents ..............................      9,229,628      13,684,124       2,632,636

CASH AND CASH EQUIVALENTS
  Beginning ....................................................................     42,459,156      28,775,032      26,142,396
                                                                                   --------------------------------------------
  Ending .......................................................................   $ 51,688,784    $ 42,459,156    $ 28,775,032
                                                                                   ============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION Cash payments for:
  Interest .....................................................................   $ 12,211,439    $ 19,749,270    $ 24,720,709
  Income taxes .................................................................      4,725,572       4,321,320       3,681,134

Note 1.  Summary of Significant Accounting Policies

Description of business: Ames National Corporation and subsidiaries (the Company) operates in the commercial banking industry through its subsidiaries in Ames, Boone, Story City, Nevada and Marshalltown, Iowa. Loan and deposit customers are located primarily in Story, Boone, Hamilton, Marshall and adjacent counties in Iowa.

Segment information: The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Based on the "management approach" model, the Company has determined that its business is comprised of one operating segment: banking. The banking segment generates revenues through personal, business, agricultural and commercial lending, management of the investment securities portfolio, providing deposit account services and providing trust services.

Consolidation: The consolidated financial statements include the accounts of Ames National Corporation (the Parent Company) and its wholly-owned subsidiaries, First National Bank, Ames, Iowa; State Bank & Trust Co., Nevada, Iowa; Boone Bank & Trust Co., Boone, Iowa; Randall-Story State Bank, Story City, Iowa; and United Bank & Trust NA, Marshalltown, Iowa (collectively, the Banks). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. Cashflows from loans and deposits are reported net.

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

Bank premises and equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using straight-line and accelerated methods over the estimated useful lives of the respective assets. Depreciable lives range from 3 to 7 years for equipment and 15 to 39 years for premises.

Trust department assets: Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets, as such items are not assets of the Banks.

Income taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company files a consolidated federal income tax return, with each entity computing its taxes on a separate company basis. For state tax purposes, the Banks file franchise tax returns, while the Parent Company files a corporate income tax return.

Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Gains and losses on available-for-sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Fair value of financial instruments: The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and due from banks, federal funds sold and interest-bearing deposits in financial institutions: The recorded amount of these assets approximates fair value.

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

Earnings per share: Basic earnings per share computations for the years ended December 31, 2002, 2001 and 2000, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share for the years ended December 31, 2002, 2001, and 2000.

                                       2002            2001             2000
                                 -----------------------------------------------
Basic EPS computation:
Net income ...................   $   11,340,138   $   10,547,338   $   9,118,862
Weighted average common
shares outstanding ...........        3,127,285        3,123,885       3,120,375
                                 -----------------------------------------------
Basic EPS ....................   $         3.63   $        3.38$   $        2.92
                                 ===============================================

Current accounting developments: The Financial Accounting Standards Board has issued Interpretation No. 45, Guarantor's Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company's financial statements.

Note 2.  Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves. The subsidiary banks' reserve requirements totaled
approximately   $7,418,000  and  $6,699,000  at  December  31,  2002  and  2001,
respectively.

Note 3.  Securities

The amortized cost of securities available-for-sale and their approximate fair values at December 31, 2002 and 2001, are summarized below:

                                                                         Gross           Gross
                                     Amortized       Unrealized       Unrealized       Estimated
                                        Cost            Gains           Losses         Fair Value
                                   ---------------------------------------------------------------
2002:
--------------------------------

U.S. treasury ..................   $   4,058,028   $     150,313    $          --    $   4,208,341
U.S. government agencies .......      82,797,531       2,982,650               --       85,780,181
State and political subdivisions      67,711,678       2,899,680          (95,702)      70,515,656
Corporate bonds ................      53,041,832       3,439,554         (124,469)      56,356,917
Equity securities ..............      24,555,182       4,429,505       (1,270,756)      27,713,931
                                   ---------------------------------------------------------------
                                   $ 232,164,251   $  13,901,702    $  (1,490,927)   $ 244,575,026
                                   ===============================================================
2001:
--------------------------------

U.S. treasury ..................   $  12,237,419   $     310,957    $        --      $  12,548,376
U.S. government agencies .......      59,085,647       1,789,720          (17,706)      60,857,661
State and political subdivisions      62,114,862       1,149,176         (154,659)      63,109,379
Corporate bonds ................      50,241,082       1,167,157         (302,700)      51,105,539
Equity securities ..............      22,800,966       3,532,047         (175,793)      26,157,220
                                   ---------------------------------------------------------------
                                   $ 206,479,976   $   7,949,057    $    (650,858)   $ 213,778,175
                                   ===============================================================

The amortized cost and estimated fair value of debt securities available-for-sale as of December 31, 2002, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                     Amortized       Estimated
                                                        Cost         Fair Value
                                                   -----------------------------

Due in one year or less ......................     $ 27,596,953     $ 28,076,510
Due after one year through five years ........       82,969,847       86,928,283
Due after five years through ten years .......       78,456,771       82,723,367
Due after ten years ..........................       18,585,498       19,132,935
                                                   -----------------------------
                                                    207,609,069      216,861,095
Equity securities ............................       24,555,182       27,713,931
                                                   -----------------------------
                                                   $232,164,251     $244,575,026
                                                   =============================

At December 31, 2002 and 2001, securities with a carrying value of approximately $39,076,000 and $31,360,000, respectively, were pledged as collateral on public deposits, securities sold under agreement to repurchase, and for other purposes as required or permitted by law.

Gross realized gains and gross realized losses on sales of available-for-sale securities were $1,087,290 and $197,367, respectively, in 2002, $1,200,323 and
$3,273, respectively, in 2001, and $790,793 and $74,864 respectively, in 2000.

The components of other comprehensive income - net unrealized gains on securities available-for-sale for the years ended December 31, 2002, 2001, and 2000, were as follows:

                                                2002           2001           2000
                                            -----------------------------------------
Unrealized holding gains arising
  during the period .....................   $ 6,002,497    $ 4,329,954    $ 8,095,667
Reclassification adjustment for net gains
  realized in net income ................      (889,923)    (1,197,050)      (715,929)
                                             ----------------------------------------
        Net unrealized gains
        before tax effect ...............     5,112,574      3,132,904      7,379,738
Tax effect ..............................    (1,890,400)    (1,159,834)    (2,730,503)
                                            -----------------------------------------
        Other comprehensive income
        net unrealized gains
        on securities ....................  $ 3,222,174    $ 1,973,070    $ 4,649,235
                                            =========================================

Note 4.  Loans Receivable

The composition of loans receivable at December 31, 2002 and 2001, is as follows:

                                                  2002                 2001
                                             ----------------------------------

Commercial and agricultural ..........       $  66,119,092        $  72,997,606
Real estate ..........................         252,800,600          235,295,873
Consumer .............................          11,061,689           12,363,604
Other ................................           8,859,704            8,556,838
                                             ----------------------------------
                                               338,841,085          329,213,921
Less:
Allowance for loan losses ............          (5,757,694)          (5,445,671)
Deferred loan fees ...................            (776,894)            (725,084)
                                             ----------------------------------
                                             $ 332,306,497        $ 323,043,166
                                             ==================================

Changes in the allowance for loan losses for the year ended December 31, 2002, 2001 and 2000 are as follows:

                                          2002           2001           2000
                                      -----------------------------------------

Balance, beginning ................   $ 5,445,671    $ 5,373,167    $ 4,986,474
Provision for loan losses .........       688,431        897,540        460,049
Recoveries of loans charged-off ...        53,805         27,131         77,669
Loans charged-off .................      (430,213)      (852,167)      (151,025)
                                      -----------------------------------------
Balance, ending ...................   $ 5,757,694    $ 5,445,671    $ 5,373,167
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

Loan transactions with related parties were as follows for the years ended December 31, 2002 and 2001:

                                                    2002                2001
                                               --------------------------------

Balance, beginning of year .............       $  4,755,229        $  5,235,102
  New loans ............................         11,533,030           8,535,527
  Repayments ...........................         (8,365,219)         (9,015,400)
  Change in status .....................           (131,372)                 --
                                               --------------------------------
Balance, end of year ...................       $  7,791,668        $  4,755,229
                                               ================================

At December 31, 2002 and 2001, the Company had impaired loans of approximately $2,409,000 and $2,692,000, respectively. The allowance for loan losses related to these impaired loans was approximately $212,000 and $207,000 at December 31, 2002 and 2001, respectively. The average balances of impaired loans for the years ended December 31, 2002 and 2001, were $2,532,000 and $2,837,000, respectively. For the years ended December 31, 2002 and 2001, interest income which would have been recorded under the original terms of such loans was approximately $160,000 and $243,000, respectively, with $17,000 and $114,000, respectively, recorded. Loans greater than 90 days past due and still accruing interest were approximately $394,000 and $797,000 at December 31, 2002 and 2001, respectively.

The amount the Company will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrowers' ability to repay the loans. As of December 31, 2002, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Note 5.  Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2002 and 2001, are as follows:

                                                       2002              2001
                                                   -----------------------------

Land .......................................       $ 1,284,771       $ 1,042,869
Buildings and improvements .................         9,178,368         5,648,698
Furniture and equipment ....................         5,945,231         5,509,082
Construction in process ....................              --           2,240,129
                                                   -----------------------------
                                                    16,408,370        14,440,778
Less accumulated depreciation ..............         7,681,973         7,257,123
                                                   -----------------------------
                                                   $ 8,726,397       $ 7,183,655
                                                   =============================

Note 6.  Deposits

At December 31, 2002, the maturities of time deposits are as follows:

Years ended December 31,
2003                                                               $ 130,958,148
2004                                                                  41,879,256
2005                                                                  21,465,236
2006                                                                   3,671,195
2007                                                                  15,426,428
Thereafter                                                                42,816
                                                                   -------------
                                                                   $ 213,443,079
                                                                   =============

Interest expense on deposits is summarized as follows:

                                         2002            2001            2000
                                     -------------------------------------------

NOW accounts ...................     $ 1,155,459     $ 2,060,963     $ 3,112,960
Savings and money market .......       2,237,034       3,665,428       5,030,644
Time, $100,000 and over ........       1,897,855       3,329,175       3,823,665
Other time .....................       6,106,777       8,735,748       8,970,461
                                     -------------------------------------------
                                     $11,397,125     $17,791,314     $20,937,730
                                     ===========================================


Note 7.  Employee Benefit Plans

The Company has a stock purchase plan with the objective of encouraging equity interests by officers, employees, and directors of the Company and its subsidiaries to provide additional incentive to improve banking performance and retain qualified individuals. The 2002 and 2001 purchase price was $42.14 and $37.75 per share, respectively and approximated the fair market value of the stock based upon current market trading activity. The terms of the plan provide for the issuance of up to 14,000 shares of common stock per year for a ten-year period commencing in 1999 and continuing through 2008.

Prior to 2002, the Company had a qualified 401(k) profit-sharing plan and a qualified money purchase pension plan. The qualified money purchase pension plan was merged into the 401(k) profit-sharing plan beginning January 1, 2002 with the merged plans covering substantially all employees. The Company matches employee contributions up to a maximum of 2% of qualified compensation and also contributes an amount equal to 5% of the participating employee's compensation. In addition, contributions can be made on a discretionary basis by the Company on behalf of the employees. For the years ended December 31, 2002, 2001 and 2000, Company contributions to the plans were approximately $607,000, $473,000, and $376,000, respectively.

Note 8.  Income Taxes

The components of income tax expense for the year ended December 31, 2002, 2001 and 2000 are as follows:

                               Current             Deferred             Total
                             ---------------------------------------------------
2002:
---------------------

Federal .............        $ 3,819,350         $  (184,965)        $ 3,634,385
State ...............            819,039             (15,048)            803,991
                             ---------------------------------------------------
                             $ 4,638,389         $  (200,013)        $ 4,438,376
                             ===================================================

2001:
---------------------

Federal .............        $ 4,028,481         $  (110,851)        $ 3,917,630
State ...............            739,939             (18,763)            721,176
                             ---------------------------------------------------
                             $ 4,768,420         $  (129,614)        $ 4,638,806
                             ===================================================

2000:
---------------------

Federal .............        $ 3,121,724         $  (118,000)        $ 3,003,724
State ...............            611,227             (19,000)            592,227
                             ---------------------------------------------------
                             $ 3,732,951         $  (137,000)        $ 3,595,951
                             ===================================================

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes and is a result of the following for the years ended December 31, 2002, 2001 and 2000:

                                          2002           2001           2000
                                      -----------------------------------------

Computed "expected" tax expense ...   $ 5,364,695    $ 5,163,289    $ 4,323,036
Tax exempt interest and dividends .    (1,356,187)    (1,222,985)    (1,180,343)
State taxes and other .............   -----------------------------------------
                                      $ 4,438,376    $ 4,638,806    $ 3,595,951
                                      =========================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2002 and 2001, are as follows:

                                                       2002             2001
                                                   ----------------------------

Deferred tax assets:
Allowance for loan losses ....................     $ 1,636,575      $ 1,523,580
Other ........................................         161,867           45,619
                                                   ----------------------------
Total gross deferred tax assets ..............       1,798,442        1,569,199
                                                   ----------------------------

Deferred tax liabilities:
Unrealized gain on securities ................      (4,591,984)       2,701,584
Other ........................................         (85,515)          56,285
                                                   ----------------------------
Total gross deferred tax liabilities .........      (4,677,499)       2,757,869
                                                   ----------------------------

Net deferred tax liabilities .................     $(2,879,057)     $(1,188,670)
                                                   ============================

At December 31, 2002 and 2001, income taxes currently payable of approximately $338,000 and $469,000, respectively, are included in accrued interest and other liabilities.

Note 9.  Commitments, Contingencies and Concentrations of Credit Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company's commitments at December 31, 2002 and 2001, is as follows:

                                                      2002               2001
                                                  ------------------------------

Commitments to extend credit .............        $59,410,000        $51,636,000
Standby letters of credit ................          1,490,000          1,231,000
                                                  ------------------------------
                                                  $60,900,000        $52,867,000
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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies and is required in instances which the Banks deem necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment were funded, the Banks would be entitled to seek recovery from the customer. At December 31, 2002 and 2001 no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Concentrations of credit risk: The Banks originate real estate, consumer, and commercial loans, primarily in Story, Boone, Hamilton and Marshall Counties, Iowa, and adjacent counties. Although the Banks have diversified loan portfolios, a substantial portion of their borrowers' ability to repay loans is dependent upon economic conditions in the Banks' market areas.

At December 31, 2002, the Company has a concentration of federal funds sold in the amount of $18,500,000 with one institution.

Note 10. Regulatory Matters

The Company and its subsidiary banks (Entities) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Entities' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Entities must meet specific capital guidelines that involve quantitative measures of the Entities' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Entities' capital amounts and classification are also subject to regulatory accounting practices. The Entities' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the federal banking regulators categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management believes there are no conditions or events since that notification that have changed the institution's category. The Company's and each of the subsidiary bank's actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.

                                                                                       To Be Well
                                                                                    Capitalized Under
                                                                    For Capital     Prompt Corrective
                                                      Actual     Adequacy Purposes  Action Provisions
                                                 ----------------------------------------------------
                                                  Amount  Ratio   Amount    Ratio   Amount     Ratio
                                                 ----------------------------------------------------
As of December 31, 2002:
Total capital (to risk- weighted assets):
Consolidated .................................   $99,398   21.8%  $36,439    8.0%        --       --
Boone Bank & Trust ...........................    11,516   15.3     6,006    8.0    $ 7,508     10.0%
First National Bank ..........................    38,650   16.4    18,878    8.0     23,598     10.0
Randall-Story State Bank .....................     7,684   15.9     3,855    8.0      4,819     10.0
State Bank & Trust ...........................    11,087   17.1     5,181    8.0      6,476     10.0
United Bank & Trust ..........................     4,642   31.0     1,198    8.0      1,497     10.0

Tier 1 capital ( to risk- weighted assets):
Consolidated .................................   $93,704   20.6%  $18,220    4.0%        --       --
Boone Bank & Trust ...........................    10,577   14.1     3,003    4.0    $ 4,504      6.0%
First National Bank ..........................    35,700   15.1     9,439    4.0     14,159      6.0
Randall-Story State Bank .....................     7,081   14.7     1,927    4.0      2,891      6.0
State Bank & Trust ...........................    10,276   15.9     2,590    4.0      3,886      6.0
United Bank & Trust ..........................     4,476   29.9       599    4.0        898      6.0

Tier 1 capital ( to average- weighted assets):
Consolidated .................................   $93,704   14.1%  $26,669    4.0%        --       --
Boone Bank & Trust ...........................    10,577   10.6     3,995    4.0    $ 4,993      5.0%
First National Bank ..........................    35,700    9.8    14,565    4.0     18,206      5.0
Randall-Story State Bank .....................     7,081   11.0     2,585    4.0      3,231      5.0
State Bank & Trust ...........................    10,276   10.0     4,126    4.0      5,157      5.0
United Bank & Trust ..........................     4,476   18.1       990    4.0      1,238      5.0

                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                      For Capital     Prompt Corrective
                                                      Actual       Adequacy Purposes  Action Provisions
                                                -------------------------------------------------------
                                                  Amount   Ratio   Amount     Ratio   Amount     Ratio
                                                -------------------------------------------------------
As of December 31, 2001:
Total capital (to risk- weighted assets):
Consolidated .................................   $93,622   22.0%   $34,074     8.0%        --       --
Boone Bank & Trust ...........................    10,678   14.9      5,722     8.0    $ 7,153     10.0%
First National Bank ..........................    35,711   16.1     17,770     8.0     22,213     10.0
Randall-Story State Bank .....................     7,248   15.7      3,683     8.0      4,604     10.0
State Bank & Trust ...........................    10,423   15.5      5,366     8.0      6,707     10.0

Tier 1 capital ( to risk- weighted assets):
Consolidated .................................   $89,025   20.9%   $17,037     4.0%        --       --
Boone Bank & Trust ...........................     9,790   13.7      2,861     4.0    $ 4,292      6.0%
First National Bank ..........................    32,934   14.8      8,885     4.0     13,328      6.0
Randall-Story State Bank .....................     6,672   14.5      1,842     4.0      2,763      6.0
State Bank & Trust ...........................     9,584   14.3      2,683     4.0      4,024      6.0

Tier 1 capital ( to average- weighted assets):
Consolidated .................................   $89,025   13.9%   $25,702     4.0%        --       --
Boone Bank & Trust ...........................     9,790    9.9      3,971     4.0    $ 4,964      5.0%
First National Bank ..........................    32,934    9.2     14,772     4.0     17,841      5.0
Randall-Story State Bank .....................     6,672   10.6      2,507     4.0      3,134      5.0
State Bank & Trust ...........................     9,584    9.6      3,985     4.0      4,981      5.0

Note 11. Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments (as described in Note 1) were as follows:

                                                                     2002                                    2001
                                                          ---------------------------------------------------------
                                                            Carrying        Fair          Carrying         Fair
                                                             Amount         Value          Amount          Value
                                                          ---------------------------------------------------------
Financial assets:
Cash and due from banks ...............................   $ 51,688,784   $ 51,688,784   $ 42,459,156   $ 42,459,156
Federal funds sold ....................................     32,500,000     32,500,000     29,350,000     29,350,000
Interest-bearing deposits .............................      1,000,000      1,000,000        250,000        250,000
Securities available-for-sale .........................    244,575,026    244,575,026    213,778,175    213,778,175
Loans, net ............................................    332,306,497    341,265,000    323,043,166    329,024,000
Accrued income receivable .............................      5,849,017      5,849,017      5,977,353      5,977,353
Financial liabilities:
Deposits ..............................................    550,622,379    555,271,000    511,509,225    515,208,098
FHLB advances .........................................             --             --      1,000,000      1,000,000
Other borrowings ......................................     18,325,574     18,325,574     10,596,174     10,596,174
Accrued interest ......................................      1,527,752      1,527,752      2,076,221      2,076,221

                                                             Notional     Unrealized      Notional      Unrealized
                                                              Amount      Gain (Loss)      Amount       Gain (Loss)
                                                          ----------------------------------------------------------

Off-balance sheet items:
Commitments to extend credit ..........................   $ 59,410,000   $         --   $ 51,636,000   $         --
Standby letters of credit .............................      1,490,000             --      1,231,000             --

Note 12. Parent Company Only Financial Statements

Information relative to the Parent Company's balance sheets at December 31, 2002 and 2001, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2002, is as follows:

                       STATEMENTS OF FINANCIAL CONDITION
                           December 31, 2002 and 2001

                                                     2002              2001
                                                 ------------------------------

ASSETS

Cash and due from banks ......................   $       6,602    $       6,738
Interest-bearing deposits in banks ...........       1,396,656        2,166,465
Securities available-for-sale ................      27,874,394       30,464,217
Investment in bank subsidiaries ..............      73,646,869       61,284,957
Loans receivable, net ........................         706,968          258,227
Bank premises and equipment, net .............         517,707          503,101
Accrued income receivable ....................         213,133        1,659,410
Other assets .................................         155,785           25,504
                                                 ------------------------------

Total assets .................................   $ 104,518,114    $  96,368,619
                                                 ==============================

LIABILITIES

Dividends payable ............................   $   1,376,752    $   1,312,596
Deferred taxes ...............................       1,266,922        1,328,606
Accrued expenses and other liabilities .......         351,584          105,419
                                                 ------------------------------
Total liabilities ............................       2,995,258        2,746,621
                                                 ------------------------------

STOCKHOLDERS' EQUITY

Common stock .................................      15,766,150       15,766,150
Additional paid-in capital ...................      25,354,014       25,393,028
Retained earnings ............................      53,917,544       49,397,011
Treasury stock, at cost ......................      (1,333,640)      (1,530,805)
Accumulated other comprehensive income .......       7,818,788        4,596,614
                                                 ------------------------------
Total equity .................................     101,522,856       93,621,998
                                                 ------------------------------

Total liabilities and stockholders' equity ...   $ 104,518,114    $  96,368,619
                                                 ==============================

                              STATEMENTS OF INCOME
                  Years Ended December 31, 2002, 2001 and 2000

                                                2002          2001          2000
                                            ---------------------------------------
Operating income:
Equity in net income of bank subsidiaries   $10,108,107   $ 9,122,748   $ 7,855,578
Interest ................................       745,488       953,071       808,091
Dividends ...............................       979,071       795,411       794,389
Rents ...................................       150,894       245,882       225,866
Securities gains, net ...................       881,938     1,092,808       741,456
                                            ---------------------------------------
                                             12,865,498    12,209,920    10,425,380
                                            ---------------------------------------

Operating expenses:
Occupancy expense .......................       165,447       178,802       178,191
Other ...................................     1,154,913       923,780       713,327
                                            ---------------------------------------
                                              1,320,360     1,102,582       891,518
                                            ---------------------------------------

Income before income taxes ..............    11,545,138    11,107,338     9,533,862

Income tax expense ......................       205,000       560,000       415,000
                                            ---------------------------------------

Net income ..............................   $11,340,138   $10,547,338   $ 9,118,862
                                            =======================================

                       STATEMENTS OF CASH FLOWS
             Years Ended December 31, 2002, 2001 and 2000

                                                          2002            2001            2000
                                                      --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ........................................   $ 11,340,138    $ 10,547,338    $  9,118,862
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation ......................................         80,620          66,781          65,247
Amortization and accretion, net ...................        (16,060)        (13,493)        (13,497)
Provision for deferred taxes ......................        (56,023)             --              --
Securities gains, net .............................       (881,938)     (1,092,808)       (741,456)
Undistributed net income of bank subsidiaries .....     (4,130,107)     (1,994,748)       (727,578)
(Increase) decrease in accrued income receivable ..      1,446,277         (18,340)        (39,369)
(Increase) decrease in other assets ...............       (130,281)        308,207        (325,579)
Increase (decrease) in accrued expense payable
and other liabilities .............................        246,165         103,631        (845,213)
                                                      --------------------------------------------
Net cash provided by operating activities .........      7,898,791       7,906,568       6,491,417
                                                      --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale .........     (7,334,938)    (10,244,488)     (6,882,724)
Proceeds from sale of securities available-for-sale      8,611,304       4,025,880       4,949,983
Proceeds from maturities and calls of securities
available-for-sale ................................      2,196,163       2,024,595         600,000
(Increase) decrease in interest bearing deposits
in banks ..........................................        769,809      (1,017,101)       (272,968)
(Increase) decrease in loans ......................       (448,741)      2,400,844      (1,252,298)
Purchase of bank premises and equipment ...........        (95,226)        (79,194)        (36,064)
Investment in bank subsidiary .....................     (5,000,000)             --              --
                                                      --------------------------------------------
Net cash (used in) investing activities ...........     (1,301,629)     (2,889,464)     (2,894,071)
                                                      --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid ....................................     (6,755,449)     (5,123,026)     (4,867,972)
Proceeds from issuance of treasury stock ..........        158,151         110,834       1,268,493
                                                      --------------------------------------------
Net cash (used in) financing activities ...........     (6,597,298)     (5,012,192)     (3,599,479)
                                                      --------------------------------------------

Net increase (decrease) in cash and

cash equivalents ..................................           (136)          4,912          (2,133)

CASH AND CASH EQUIVALENTS
Beginning .........................................          6,738           1,826           3,959
                                                      --------------------------------------------
Ending ............................................   $      6,602    $      6,738    $      1,826
                                                      ============================================

Note 13.  Selected Quarterly Financial Data (Unaudited)

                                                                             2002
                                                      -----------------------------------------------------
                                                       March 31       June 30    September 30   December 31
                                                      -----------------------------------------------------

Total interest income .............................   $ 9,095,844   $ 9,170,613   $ 9,051,618   $ 8,952,598
Total interest expense ............................     3,062,094     3,031,178     2,809,797     2,759,901
Net interest income ...............................     6,033,750     6,139,435     6,241,821     6,192,697
Provision for loan losses .........................       104,219       111,265        80,640       392,307
Net income ........................................     2,940,930     2,740,935     2,952,283     2,705,990
Earnings per common share .........................          0.94          0.88          0.94          0.87

                                                                               2001
                                                      -----------------------------------------------------

Total interest income .............................   $10,689,478   $10,594,284   $10,206,893   $ 9,982,901
Total interest expense ............................     5,526,539     5,139,785     4,496,532     3,719,777
Net interest income ...............................     5,162,939     5,454,499     5,710,361     6,263,124
Provision for loan losses .........................        77,678       196,230       283,229       340,403
Net income ........................................     2,580,058     2,717,398     2,682,320     2,567,562
Earnings per common share .........................          0.83          0.87          0.86          0.82

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's independent accountants during the two most recently ended fiscal years of the Company.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Refer to the information under the caption "Information Concerning Nominees for Election as Directors" and "Information Concerning Directors Other Than
Nominees" contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 23, 2003, as filed with the SEC on March 25, 2003 (the "Proxy Statement"), which information is incorporated herein by this reference.

Executive Officers

The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Unless otherwise indicated, each executive officer has served in his current position for the past five years.

Name                       Age      Position with the Company or Bank and Principal Occupation and
                                    Employment During the Past Five Years
------------------------------------------------------------------------------------------------------
Kevin G. Deardorff          48      Vice President & Technology Director of the Company.
Leo E. Herrick              61      President of United Bank commencing June, 2002. Previously,
                                    Chairman of the Board and President of F&M Bank-Iowa, Marshalltown,
                                    Iowa.
Edward C. Jacobson          62      Vice President and Treasurer of Company and Senior Vice President
Daniel L. Krieger           66      President of Company since 1997.  Previously served as President of First National. Also serves as a Director of the Company,
                                    Chairman of the Board and Trust Officer of First National and
                                    Chairman of the Board of Boone Bank and United Bank.
David L. Morris             60      President of Randall-Story Bank.
John P. Nelson              36      Vice President and Secretary of Company.
Thomas H. Pohlman           52      President of First National since 1999. Previously served as
                                    Senior Vice President of First National.
Jeffrey K. Putzier          41      President of Boone Bank since 1999. Previously served as Vice
                                    President of State Bank.
William D. Tufford          58      President of State Bank.
Terrill L. Wycoff           59      Executive Vice President of First National since 2000. Previously served as served as Senior Vice President of First National.

Section 16(a) Beneficial Ownership Reporting Compliance

Refer to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

Refer to the information under the caption "Executive Compensation" in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to the information under the captions "Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to the  information  under the caption  "Loans to Directors  and Executive
Officers  and  Related  Party  Transactions"  in  the  Proxy  Statement,   which
information is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures (as such terms are defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of Financial Statements and Schedules.

         1.  Financial Statements

             Report of McGladrey & Pullen,  LLP,  Independent Auditor
             Report of KPMG,  LLP,   Independent  Auditor
             Consolidated Balance Sheets, December 31, 2002 and 2001 Consolidated Statements of Income for the Years ended
               December 31, 2002, 2001 and 2000
             Consolidated Statements of Stockholders' Equity for
               the Years Ended December 31, 2002, 2001 and 2000
             Consolidated Statements of Cash Flows for the Years ended
               December 31, 2002, 2001 and 2000
             Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules

          All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)       Reports on Form 8-K.

          On October 18, 2002, the Company filed a Form 8-K pursuant to Item 5, announcing net earnings for the three and nine months ended September 30, 2002.

(c)      Exhibits.

           3.1 - Restated Articles of Incorporation of the Company (incorporated by reference to Form 10 filed on April 30, 2001).

           3.2  -  Bylaws of the Company.

           10   -  Management Incentive Compensation Plan (incorporated by reference to Form 10K filed on March 25, 2002).

           21   -  Subsidiaries of the Registrant.

           23.1 -  Consent of Accountants-McGladrey & Pullen, LLP

           23.2 -  Consent of Accountants-KPMG, LLP

           99   -  Certification pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMES NATIONAL CORPORATION

March 31, 2003                     By:  /s/ Daniel L. Krieger
                                        ----------------------------------------
                                         Daniel L. Krieger, President
                                        (Principle Executive Officer)


March 31, 2003                     By:  /s/ John P. Nelson
                                        ----------------------------------------
                                        John P. Nelson, Vice President
                                        (Principal Financial and Accounting
                                        Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 31, 2003.

                                         /s/ Robert W. Stafford
                                         ---------------------------------------
                                         Robert W. Stafford, Chairman

                                         /s/ Charles D. Jons
                                         ---------------------------------------
                                         Charles D. Jons, Director

                                         /s/ Betty A. Baulder
                                         ---------------------------------------
                                         Betty A. Baudler, Director

                                         /s/ James Christy
                                         ---------------------------------------
                                         James Christy, Director

                                         /s/ Jami R. Larson
                                         ---------------------------------------
                                         Jami R. Larson II, Director

                                         /s/ Marvin J. Walter
                                         ---------------------------------------
                                         Marvin J. Walter, Director

                                         /s/ Douglas C. Gustafson
                                         ---------------------------------------
                                         Douglas C. Gustafson, Director

                  CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, Daniel L. Krieger, certify that:

1. I have reviewed this annual report on Form 10K of Ames National Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant , including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                      /s/ Daniel L. Krieger
                                          --------------------------------------
                                          Daniel L. Krieger, President
                                         (Principal Executive Officer)

                  CERTIFICATIONS PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, John P. Nelson, certify that:

1. I have reviewed this annual report on Form 10K of Ames National Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant , including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                          /s/ John P. Nelson
                                              ----------------------------------
                                              John P. Nelson, Vice President
                                              (Principal Financial Officer)