Form 10-Q
period 2003-03-31
AMES NATIONAL CORP
filed 2003-05-14
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $5.00 PAR VALUE                            3,128,982
--------------------------------------------------------------------------------
          (Class)                         (Shares Outstanding at April 30, 2003)

                            AMES NATIONAL CORPORATION

                                      INDEX

Page

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at March 31, 2003
                  and December 31, 2002                                        3

                  Consolidated Statements of Income for the three
                  months ended  March 31, 2003 and 2002                        4

                  Consolidated Statements of Cash Flows for the three
                  months ended  March 31, 2003 and 2002                        5

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis

                  of Financial Condition and Results of Operations             6

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           10

         Item 4   Controls and Procedures                                     10

Part II. Other Information

         Items 1 through 6                                                    11

         Signatures                                                           12

         Certifications                                                       13

PAGE>

PART 1.  FINANCIAL INFORMATION

Item 1.           Consolidated Balance Sheets (Unaudited)


                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)


                                                                                      March 31,      December 31,
                                                                                        2003            2002
                                                                                   ------------------------------
        Assets
Cash and due from banks ........................................................   $  26,870,928    $  51,688,784
Federal funds sold .............................................................     100,320,000       32,500,000
Interest bearing deposits in financial institutions ............................       1,000,000        1,000,000
Securities available-for-sale ..................................................     254,003,860      244,575,026
Loans receivable, net ..........................................................     340,383,399      332,306,497
Bank premises and equipment, net ...............................................       8,623,103        8,726,397
Accrued income receivable ......................................................       5,701,244        5,849,017
Other assets ...................................................................         357,811          582,849
                                                                                   ------------------------------
            Total assets .......................................................   $ 737,260,345    $ 677,228,570
                                                                                   ==============================

                      Liabilities and Stockholders' Equity
Deposits:
    Demand .....................................................................   $  61,686,441    $  62,557,937
    NOW accounts ...............................................................     144,079,506      121,325,104
    Savings and money market ...................................................     174,326,939      153,296,259
    Time, $100,000 and over ....................................................      63,441,854       54,564,283
    Other time .................................................................     170,359,656      158,878,796
                                                                                   ------------------------------
            Total deposits .....................................................     613,894,396      550,622,379

Federal funds purchased and securities
    sold under agreements to repurchase ........................................      13,362,019       18,325,574
Dividends payable ..............................................................       1,376,752        1,376,752
Deferred taxes .................................................................       2,539,121        2,879,057
Accrued interest and other liabilities .........................................       3,454,538        2,501,952
                                                                                   ------------------------------
            Total liabilities ..................................................     634,626,826      575,705,714
                                                                                   ------------------------------

Stockholders' Equity:
    Common stock, $5 par value;  authorized  6,000,000 shares;  issued 3,153,230 shares at March 31, 2003 and December 31, 2002; outstanding 3,128,982
      at March 31, 2003 and December 31, 2002 ..................................      15,766,150       15,766,150
    Surplus ....................................................................      25,354,014       25,354,014
    Retained earnings ..........................................................      55,411,117       53,917,544
    Treasury stock, at cost; 24,248 shares at
      March 31, 2003 and December 31, 2002  ....................................      (1,333,640)      (1,333,640)
    Accumulated other comprehensive income - net unrealized gain
      on securities available-for-sale .........................................       7,435,878        7,818,788
                                                                                   ------------------------------
            Total stockholders' equity .........................................     102,633,519      101,522,856
                                                                                   ------------------------------
                                                                                   $ 737,260,345    $ 677,228,570
                                                                                   ==============================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                   2003         2002
                                                                -----------------------
Interest and dividend income:
    Loans ...................................................   $5,556,035   $5,865,172
    Securities
      Taxable ...............................................    1,883,539    1,980,131
      Tax-exempt ............................................      770,300      718,954
    Federal funds sold ......................................      163,694      200,784
    Dividends ...............................................      340,665      330,803
                                                                -----------------------
                                                                 8,714,233    9,095,844
                                                                -----------------------
Interest expense:
    Deposits ................................................    2,625,990    2,987,959
    Other borrowed funds ....................................       64,219       74,135
                                                                -----------------------
                                                                 2,690,209    3,062,094
                                                                -----------------------
          Net interest income ...............................    6,024,024    6,033,750
Provision for loan losses ...................................      119,745      104,219
                                                                -----------------------

          Net interest income after provision for loan losses    5,904,279    5,929,531
                                                                -----------------------

Non-interest income:
    Trust department income .................................      327,329      250,730
    Service fees ............................................      358,924      357,675
    Securities gains, net ...................................      365,825      188,733
    Loan and secondary market fees ..........................      248,120      135,627
    Other ...................................................      295,215      190,372
                                                                -----------------------
          Total non-interest income .........................    1,595,413    1,123,137
                                                                -----------------------

Non-interest expense:
    Salaries and employee benefits ..........................    2,169,684    1,782,335
    Occupancy expenses ......................................      268,608      203,362
    Data processing .........................................      467,800      404,411
    Other operating expenses ................................      591,510      542,148
                                                                -----------------------

          Total non-interest expense ........................    3,497,602    2,932,256
                                                                -----------------------

          Income before income taxes ........................    4,002,090    4,120,412

Income tax expense ..........................................    1,131,765    1,179,482
                                                                -----------------------

          Net income ........................................   $2,870,325   $2,940,930
                                                                =======================

Basic and diluted earnings per share ........................   $     0.92   $     0.94
                                                                =======================

Declared dividends per share ................................   $     0.44   $     0.42
                                                                =======================

Comprehensive Income ........................................   $2,487,415   $3,003,074
                                                                =======================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       --------------------------
                                                                                          2003           2002
                                                                                       --------------------------
Cash flows from operating activities:
   Net income ......................................................................   $ 2,870,325   $  2,940,930
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses .....................................................       119,745        104,219
     Amortization and accretion, net ...............................................       151,601            914
     Depreciation ..................................................................       247,253        225,330
     Provision for deferred taxes ..................................................      (115,053)          --
     Securities gains, net .........................................................      (365,825)      (188,733)
     Decrease in accrued income receivable .........................................       147,773        141,300
     Decrease (increase) in other assets ...........................................       225,038        (86,360)
     Increase in accrued interest and other liabilities ............................       952,586        634,020
                                                                                       --------------------------
           Net cash provided by operating activities ...............................     4,233,443      3,771,620
                                                                                       --------------------------

Cash flow from investing activities:
   Purchase of securities available-for-sale .......................................   (26,888,288)   (25,974,500)
   Proceeds from sale of securities available-for-sale .............................     1,290,340      6,853,042
   Proceeds from maturities of securities available-for-sale .......................    15,775,545      7,997,885
   Net (increase) in interest bearing deposits in financial institutions ...........            --       (350,000)
   Net (increase) in federal funds sold ............................................   (67,820,000)   (31,610,000)
   Net decrease (increase) in loans ................................................    (8,196,647)    18,428,683
   Purchase of bank premises and equipment .........................................      (143,959)      (525,672)
                                                                                      ---------------------------
           Net cash used in investing activities ...................................   (85,983,009)   (25,180,562)
                                                                                      ---------------------------

Cash flows from financing activities:
   Increase in deposits ............................................................    63,272,017     18,892,826
   Increase (decrease) in FHLB advances, federal funds purchased
     and securities sold under agreements to repurchase ............................    (4,963,555)     2,233,959
   Dividends paid ..................................................................    (1,376,752)    (1,312,596)
                                                                                      ---------------------------

           Net cash provided by financing activities ...............................    56,931,710     19,814,189
                                                                                      ---------------------------

           Net decrease in cash and cash equivalents ...............................   (24,817,856)    (1,594,753)
                                                                                      ---------------------------

Cash and cash equivalents at beginning of quarter ..................................    51,688,784     42,459,156
                                                                                      ---------------------------

Cash and cash equivalents at end of quarter ........................................  $ 26,870,928   $ 40,864,403
                                                                                      ===========================

Supplemental disclosures of cash flow information:
   Cash paid for interest ..........................................................  $  2,781,226   $  2,428,074
   Cash paid for taxes .............................................................       273,633         35,940

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)




1. Significant Accounting Policies

The consolidated financial statements for the three month periods ended March 31, 2003 and 2002 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Dividends

On May 13, 2003, the Company declared a cash dividend on its common stock, payable on August 15, 2003 to stockholders of record as of August 1, 2003, equal to $0.46 per share. Also on May 13, 2003, the Company declared an additional special cash dividend on its common stock, payable October 1, 2003 to stockholders of record as of September 16, 2003, equal to $0.46 per share.

3. Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2003 and 2002 were 3,128,982 and 3,125,229, respectively.

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

Results of Operations for the Three Months Ending March 31, 2003 and March 31, 2002.

General

The Company earned net income of $2,870,000, or $0.92 per share for the three months ended March 31, 2003, compared to net income of $2,941,000, or $0.94 per share, for the three months ended March 31, 2002, a decrease of 2.4%. The Company's return on average assets was 1.67% and 1.91%, respectively, for the three month periods ending March 31, 2003 and 2002. The Company's return on average equity was 11.26% and 12.26%, respectively for the three month periods ending March 31, 2003 and 2002.

While net interest income was relatively unchanged for the first quarter of 2003 versus the same period in 2002, non-interest expense was significantly higher in 2003 as the result of higher overhead expenses relating to the opening of United Bank & Trust NA (United Bank) in Marshalltown, Iowa. Overhead expenses for United Bank totaled $324,000 for the first quarter ended March 31, 2003. The higher non-interest expense was partially offset by higher securities gains in the Company's stock portfolio and an increase in loan and secondary market fees for the first quarter of 2003 versus the same period a year ago. The secondary mortgage market activity remains brisk but it is not anticipated to remain at current levels once interest rates stabilize or increase.

AVERAGE BALANCE SHEETS AND INTEREST RATES

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three month periods ended March 31, 2003 and March 31, 2002, respectively.

                                                  AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                       Three Months Ended March 31,
                                       ------------------------------------------------------------
                                                   2003                           2002
                                       ----------------------------   -----------------------------
ASSETS                                 Average    Revenue/   Yield/   Average    Revenue/   Yield/
(dollars in thousands)                 Balance    Expense     Rate    Balance    Expense     Rate
                                       ------------------------------------------------------------
         Interest-bearing assets
Loans
Commercial .........................   $ 38,186   $    565    5.92%   $ 44,101   $    802    7.27%
Agricultural .......................     25,998        461    7.09%     24,604        469    7.62%
Real estate ........................    257,491      4,215    6.55%    227,645      4,246    7.46%
Installment and other ..............     19,401        315    6.49%     20,058        348    6.94%
                                       -----------------------------------------------------------
Total loans (including fees) .......   $341,076   $  5,556    6.52%   $316,408   $  5,865    7.41%

Investment securities
Taxable ............................   $156,000   $  2,003    5.14%   $136,209   $  2,083    6.12%
Tax-exempt .........................     81,167      1,494    7.36%     75,104      1,432    7.63%
                                       -----------------------------------------------------------
Total investment securities ........   $237,167   $  3,497    5.90%   $211,313   $  3,515    6.65%

Interest bearing deposits with banks   $  1,000   $      5    2.00%   $    402   $      2    1.99%
Federal funds sold .................     58,914        164    1.11%     49,442        201    1.63%
                                       -----------------------------------------------------------
Total interest-earning assets ......   $638,157   $  9,222    5.78%   $577,565   $  9,583    6.64%

Non-interest-earning assets ........   $ 49,973                       $ 39,954
                                       --------                       --------

TOTAL ASSETS .......................   $688,130                       $617,519
                                       ========                       ========

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included. 2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 34%.



                                                         AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                               Three Months Ended March 31,
                                               --------------------------------------------------------------
                                                           2003                             2002
                                               --------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY           Average   Revenue/     Yield/   Average     Revenue/   Yield/
(dollars in thousands)                         Balance   Expense       Rate    Balance     Expense     Rate
                                               --------------------------------------------------------------
              Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets ...   $278,748   $    752     1.08%   $249,852    $    831    1.33%
Time deposits < $100,000 ...................    165,333      1,407     3.40%    153,197       1,682    4.39%
Time deposits > $100,000 ...................     61,415        467     3.04%     46,394         475    4.10%
                                               -------------------------------------------------------------
Total deposits .............................   $505,496   $  2,626     2.08%   $449,443    $  2,988    2.66%
Other borrowed funds .......................     15,116         64     1.69%     14,580          74    2.03%
                                               -------------------------------------------------------------
Total Interest-bearing .....................   $520,612   $  2,690     2.07%   $464,023    $  3,062    2.64%
liabilities ................................   --------                        --------

            Non-interest-bearing liabilities
Demand deposits ............................   $ 57,934                        $ 52,687
Other liabilities ..........................      7,604                           4,829
                                               --------                        --------
Stockholders' equity .......................   $101,980                        $ 95,980
                                               --------                        --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................   $688,130                        $617,519
                                               ========                        ========

Net interest income ........................               $  6,532    4.09%               $  6,521    4.52%
                                                           ========                        ========
Spread Analysis

Interest income/average assets .............                  9,222    5.36%                  9,583    6.21%
Interest expense/average assets ............                  2,690    1.56%                  3,062    1.98%
Net interest income/average assets .........                  6,532    3.80%                  6,521    4.23%


1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 34%.

Net Interest Income

For the three months ended March 31, 2003, the Company's net interest margin adjusted for tax exempt income was 4.09% compared to 4.52% for the three months ended March 31, 2002. Net interest income, prior to the adjustment for tax-exempt income, for the quarter ended March 31, 2003 and March 31, 2002 totaled $6,024,000 and $6,034,000, respectively. Net interest income remained relatively unchanged despite the decline in the net interest margin as the higher volume of earning assets and the lower cost of interest bearing liabilities nearly offset the decline in yield on earning assets.

For the three months ended March 31, 2003, interest income decreased $382,000 or 4.2% when compared to the same period in 2002. This decrease was attributable to lower average loan rates of 6.5% for the quarter ended March 31, 2003 versus 7.4% for the quarter ended March 31, 2002. A higher volume of loans and investments offset some of the decline in yield for interest income.

Interest expense decreased $372,000 or 12.1% for the quarter ended March 31, 2003 when compared to the same period in 2002. The lower interest expense for the quarter is attributable to declining interest rates paid on deposits and other borrowed funds partially offset by a higher volume of deposits.

Provision for Loan Losses

The Company's provision for loan losses for the three months ended March 31, 2003 was $120,000 compared to $104,000 during the same period last year. Provision expense for quarter ended March 31, 2003 related to loan growth at United Bank while provisions for the quarter ended March 31, 2002 were primarily related to specific reserves for problem credits.

Non-interest Income and Expense

Non-interest income increased $472,000, or 42.0% during the quarter ended March 31, 2003 compared to the same period in 2002. The increase can be attributed to securities gains in the Company's equity portfolio of $366,000 in 2003 compared gains on the sale of securities in the Company's equity portfolio of $366,000 in 2003 compared to $189,000 in first quarter 2002. Higher loan and secondary market fees also contributed to the increase in non-interest income.

Non-interest expense increased $565,000 or 19.3% for the first quarter of 2003 compared to the same period in 2002. The increase in non-interest expense is primarily attributable to United Bank non-interest expenses for the first quarter of 2003 of $324,000 while the bank was not yet opened in the first quarter of 2002. The Company's efficiency ratio, non-interest expense divided by net interest income plus non-interest income, was 45.9% and 41.0% for the three months ended March 31, 2003 and 2002, respectively.

Income Taxes

The provision for income taxes for March 31, 2003 and March 31, 2002 was $1,132,000 and $1,179,000, respectively. This amount represents an effective tax rate of 28.3% for the three months ended March 31, 2003 versus 28.6% for the same quarter in 2002. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Financial Condition

Assets

For the quarter ended March 31, 2003, total assets were $737,260,000, a $60,032,000 increase compared to December 31, 2002. This higher level of assets is attributable to the growth in assets at United Bank of $22,110,000 and to a higher volume of federal funds sold resulting from temporary large public fund deposit balances associated with the collection of property taxes. Average assets for the first quarter ended March 31, 2003 totaled $688,130,000 versus $617,519,000 for the first quarter ended March 31, 2002.

Investment Portfolio

The increase in the volume of investment securities to $254,004,000 on March 31, 2003 from $244,575,000 on December 31, 2002 resulted from the purchase of municipal and U.S. government treasuries and agencies bonds.

Loan Portfolio

Net loans totaled $340,383,000 as of March 31, 2003 compared to 332,306,000 as of December 31, 2002. The increased level of loans relates primarily to new loan originations at United Bank.

Impaired loans totaled $2,288,000 as of March 31, 2003 compared to $2,409,000 as of December 31, 2002. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans. As of March 31, 2003, non-accrual loans totaled $2,091,000, loans past due 90 days still accruing totaled $197,000 and there were no restructured loans outstanding. Other real estate owned as of March 31, 2003 and December 31, 2002 totaled $251,000 and $295,000, respectively.

Net recoveries totaled $49,000 for the three months ended March 31, 2003 compared to net charge-offs of $63,000 for the three months ended March 31, 2002. The first quarter's net recoveries were related to a commercial lease recovery and net charge-offs in the first quarter of 2002 related primarily to consumer loans. The resulting allowance for loan losses as a percentage of outstanding loans as of March 31, 2003 and December 31, 2002 was 1.71% and 1.70%, respectively.

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

Liabilities

Deposits increased by $63,272,000 from December 31, 2002 and are $83,492,000 higher than March 31, 2002 balances. The increase in deposits is attributable to growth in deposit volume particularly at United Bank and a large influx of public funds invested on a short-term basis until the funds are withdrawn over the following 60 day period. The Company's deposits typically increase significantly at the end of the first and third quarters as local municipalities receive local property tax payments.

Other borrowed funds as of March 31, 2003 totaled $13,362,000 and consisted primarily of securities sold under agreements to repurchase. Other borrowing as of December 31, 2002 totaled $18,326,000.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposits. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal fund purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations. Net cash from operating activities contributed $4,233,000 and $3,772,000 to liquidity for the three months ended March 31, 2003 and 2002, respectively. Liquid assets including cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions increased to $128,191,000 as of March 31, 2003 compared to the December 31, 2002 balance of $85,189,000. The increased liquid assets are attributable to the growth in consumer and public funds deposits.

Securities available for sale increased to $254,004,000 as of March 31, 2003 from $244,575,000 as of December 31, 2002 and provide additional liquidity for the Company.

To provide additional external liquidity, the Banks have lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $30,732,000 and federal funds borrowing capacity at correspondent banks of $46,000,000. As of March 31, 2003, the Company had no outstanding borrowings of federal funds purchased or Federal Home Loan Bank advances. Management believes that the Company's liquidity sources will be sufficient to support existing operations for the foreseeable future.

The Company's total stockholder's equity increased to $102,634,000 on March 31, 2003, from $101,523,000 on December 31, 2002. March 31, 2003 stockholders'
equity was 13.9% of total assets, compared to 15.0% at December 31, 2002. Total equity increased due to the retention of earnings. No material capital expenditures or material changes in the capital resource mix are anticipated at this time. Management believes that, as of March 31, 2003, the Company and its Banks meet the capital requirements to which they are subject. As of that date, all the Company's Banks were "well capitalized" under regulatory prompt corrective action provisions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed to-date in 2003 changed significantly when compared to 2002.

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

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K

             On January 24, 2003, the Company filed a Form 8-K pursuant to Item 5, announcing net earnings for the year ending December 31, 2002.

             On February 14, 2003, the Company filed a Form 8-K pursuant to Item 5, announcing financial results for the three and twelve months ended December 31, 2002 and that on February 12, 2003, the Company's Board of Directors declared a cash dividend of $.44 per share payable on May 15, 2003 to the holders of record as of close of business May 1, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMES NATIONAL CORPORATION

DATE: May 14 2003                             By:  /s/ Daniel L. Krieger
                                                   ----------------------------
                                                   Daniel L. Krieger, President
                                                   Principal Executive Officer

                                              By:  /s/ John P. Nelson
                                                  ------------------------------
                                                  John P. Nelson, Vice President
                                                  Principal Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 14, 2003                             /s/ Daniel L. Krieger
                                                   -----------------------------
                                                   Daniel L. Krieger, President
                                                   (Principal Executive Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 14, 2003                            /s/ John P. Nelson
                                                  ------------------------------
                                                  John P. Nelson, Vice President
                                                  (Principal Financial Officer)