Form 10-Q
period 2003-06-30
AMES NATIONAL CORP
filed 2003-08-14
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $5.00 PAR VALUE                            3,133,053
--------------------------------------------------------------------------------
         (Class)                          (Shares Outstanding at August 8, 2003)

                            AMES NATIONAL CORPORATION

                                      INDEX

                                                                            Page

Part I.  Financial Information

         Item 1.   Consolidated Financial Statements (Unaudited)               3

                   Consolidated Balance Sheets at June 30, 2003
                   and December 31, 2002                                       3

                   Consolidated Statements of
                   Income for the three and six months ended
                   June 30, 2003 and 2002                                      4

                   Consolidated Statements of
                   Cash Flows for the six months ended
                   June 30, 2003 and 2002                                      5

                   Notes to Consolidated Financial  Statements                 6

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations            6

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                                          14

         Item 4.   Controls and Procedures                                    14



Part II. Other Information

         Items 1 through 6                                                    14

         Signatures                                                           15

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets (Unaudited)


                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                          June 30,      December 31,
                               Assets                                                       2003            2002
                                                                                        ----------------------------
Cash and due from banks .............................................................   $ 28,600,917    $ 51,688,784
Federal funds sold ..................................................................     79,075,000      32,500,000
Interest bearing deposits in financial institutions .................................      6,000,000       1,000,000
Securities available-for-sale .......................................................    268,029,547     244,575,026
Loans receivable, net ...............................................................    345,748,025     332,306,497
Bank premises and equipment, net ....................................................      8,710,669       8,726,397
Accrued income receivable ...........................................................      5,161,355       5,849,017
Other assets ........................................................................        177,583         582,849
                                                                                        ----------------------------
           Total assets .............................................................   $741,503,096    $677,228,570
                                                                                        ============================

                Liabilities and Stockholders' Equity

Deposits:
   Demand ...........................................................................   $ 61,024,546    $ 62,557,937
   NOW accounts .....................................................................    128,917,809     121,325,104
   Savings and money market .........................................................    171,903,731     153,296,259
   Time, $100,000 and over ..........................................................     70,155,513      54,564,283
   Other time .......................................................................    172,158,482     158,878,796
                                                                                        ----------------------------
           Total deposits ...........................................................    604,160,081     550,622,379

Federal funds purchased and securities sold under agreements to repurchase ..........     20,783,016      18,325,574
Dividends payable ...................................................................      2,878,663       1,376,752
Deferred taxes ......................................................................      4,616,388       2,879,057
Accrued interest and other liabilities ..............................................      2,902,027       2,501,952
                                                                                        ----------------------------
           Total liabilities ........................................................    635,340,175     575,705,714
                                                                                        ----------------------------


Stockholders' Equity:
   Common stock, $5 par value;  authorized 6,000,000 shares; issued 3,153,230 shares at June 30, 2003 and December 31, 2002; outstanding 3,133,053 shares
     at June 30, 2003 and 3,128,982 shares at December 31, 2002 .....................     15,766,150      15,766,150
   Surplus ..........................................................................     25,351,979      25,354,014
   Retained earnings ................................................................     55,181,682      53,917,544
   Treasury stock, at cost;  20,177 shares at June 30, 2003
     and 24,248 shares at December 31, 2002 .........................................     (1,109,735)     (1,333,640)
   Accumulated other comprehensive income - net unrealized gain
     on securities available-for-sale ...............................................     10,972,845       7,818,788
                                                                                        ----------------------------
           Total stockholders' equity ...............................................    106,162,921     101,522,856
                                                                                        ----------------------------
           Total liabilities and stockholders' equity ...............................   $741,503,096    $677,228,570
                                                                                        ============================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                                             Three Months Ended         Six Months Ended
                                                  June 30,                   June 30,
                `                        -----------------------------------------------------
                                             2003          2002         2003          2002
                                         -----------------------------------------------------
Interest and dividend income:
    Loans ............................   $ 5,651,200   $ 5,766,039   $11,207,235   $11,631,211
    Securities
      Taxable ........................     1,792,746     2,058,776     3,676,285     4,038,907
      Tax-exempt .....................       842,090       719,688     1,612,390     1,438,642
    Federal funds sold ...............       249,908       251,243       413,602       452,027
    Dividends ........................       340,180       374,867       680,845       705,670
                                         -----------------------------------------------------
          Total interest income ......     8,876,124     9,170,613    17,590,357    18,266,457
                                         -----------------------------------------------------

Interest expense:
    Deposits.........................      2,646,208     2,971,413     5,272,198     5,959,373
    Other borrowed funds.............         77,115        59,765       141,334       133,899
                                         -----------------------------------------------------
          Total interest expense           2,723,323     3,031,178     5,413,532     6,093,272
                                         -----------------------------------------------------

          Net interest income ........     6,152,801     6,139,435    12,176,825    12,173,185

Provision for loan losses ............       305,995       111,265       425,740       215,484
                                         -----------------------------------------------------
          Net interest income after
             provision for loan losses     5,846,806     6,028,170    11,751,085    11,957,701
                                         -----------------------------------------------------

Noninterest income:
    Trust department income ..........       274,773       276,425       602,102       527,155
    Service fees .....................       383,076       361,518       742,000       719,193
    Securities gains, net ............       280,782       133,941       646,607       322,673
    Loan and secondary market fees ...       322,876        93,250       570,996       228,877
    Other ............................       250,626       202,697       545,841       393,070
                                         -----------------------------------------------------
          Total noninterest income ...     1,512,133     1,067,831     3,107,546     2,190,968
                                         -----------------------------------------------------

Noninterest expense:
    Salaries and employee benefits ...     2,324,737     2,075,667     4,494,421     3,858,002
    Occupancy expenses ...............       231,737       226,202       500,345       429,564
    Data processing ..................       617,875       436,629     1,085,675       841,040
    Other operating expenses .........       606,720       572,207     1,198,230     1,114,355
                                         -----------------------------------------------------

          Total noninterest expense ..     3,781,069     3,310,705     7,278,671     6,242,961
                                         -----------------------------------------------------

          Income before income taxes .     3,577,870     3,785,296     7,579,960     7,905,708

Income tax expense ...................       928,641     1,044,361     2,060,406     2,223,843
                                         -----------------------------------------------------

          Net income .................   $ 2,649,229   $ 2,740,935   $ 5,519,554   $ 5,681,865
                                         =====================================================

Basic and diluted earnings per share .   $      0.85   $      0.88   $      1.76   $      1.82
                                         =====================================================

Declared dividends per share .........   $      0.92   $      0.88   $      1.36   $      1.30
                                         =====================================================

Comprehensive Income .................   $ 6,186,196   $ 5,375,978   $ 8,673,611   $ 8,379,052
                                         =====================================================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                      Six Months Ended
                                                                                                         June 30,
                                                                                                --------------------------
                                                                                                    2003           2002
                                                                                                --------------------------
Cash flows from operating activities:
   Net income ...............................................................................   $ 5,519,554    $ 5,681,865
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses ..............................................................       425,740        215,484
     Amortization and accretion, net ........................................................       261,752         (2,095)
     Depreciation ...........................................................................       497,536        449,235
     Provision for deferred taxes ...........................................................      (115,052)       (24,475)
     Securities gains, net ..................................................................      (646,607)      (322,673)
     Decrease in accrued income receivable ..................................................       687,662        679,984
     Decrease (increase) in other assets ....................................................       405,266       (250,861)
     (Decrease) increase in accrued interest and other liabilities ..........................       400,075       (395,575)
                                                                                                 --------------------------
           Net cash provided by operating activities ........................................     7,435,926      6,030,889
                                                                                                 -------------------------

Cash flow from investing activities:
   Purchase of securities available-for-sale ................................................   (56,962,306)   (51,183,753)
   Proceeds from sale of securities available-for-sale ......................................     3,735,979     23,852,113
   Proceeds from maturities of securities available-for-sale ................................    35,163,100     16,493,334
   Net decrease (increase) in interest bearing deposits in financial institutions ...........    (5,000,000)      (350,000)
   Net increase in federal funds sold .......................................................   (46,575,000)   (13,020,000)
   Net decrease (increase) in loans .........................................................   (13,867,268)    15,252,553
   Purchase of bank premises and equipment ..................................................      (481,808)    (1,160,328)
                                                                                                --------------------------
           Net cash used in investing activities ............................................   (83,987,304)   (10,116,081)
                                                                                                --------------------------

Cash flows from financing activities:
   Increase (decrease) in deposits ..........................................................    53,537,702       (515,291)
   Increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase .....................................     2,457,442        441,209
   Dividends paid ...........................................................................    (2,753,504)    (2,625,192)
   Proceeds from issuance of treasury stock .................................................       221,870        158,151
                                                                                                --------------------------
           Net cash provided by (used in) financing activities ..............................    53,463,510     (2,541,123)
                                                                                                --------------------------

           Net decrease in cash and cash equivalents ........................................   (23,087,867)    (6,626,315)
                                                                                                -------------------------

Cash and cash equivalents at beginning of year ..............................................    51,688,784     42,459,156
                                                                                                --------------------------
Cash and cash equivalents at end of the period ..............................................   $28,600,917    $35,832,841
                                                                                                ==========================

Supplemental disclosures of cash flow information:
   Cash paid for interest ...................................................................   $ 5,438,043    $ 6,531,731
   Cash paid for taxes ......................................................................     2,074,118      2,405,502
                                                                                                ==========================

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

The consolidated financial statements for the three and six-month periods ended June 30, 2003 and 2002 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Dividends

On August 13, 2003, the Company declared a cash dividend on its common stock, payable on November 17, 2003 to stockholders of record as of November 3, 2003, equal to $0.46 per share.

3. Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2003 and 2002 were 3,129,743 and 3,125,889, respectively. The weighted average outstanding shares for the six months ended June 30, 2003 and 2002 were 3,129,364 and 3,125,163, respectively.

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

Results of Operations for Three Months Ending June 30, 2003 and June 30, 2002

General

The Company earned net income of $2,649,000, or $0.85 per share for the three months ended June 30, 2003, compared to net income of $2,741,000, or $0.88 per share, for the three months ended June 30, 2002, a decrease of 3.4%. The lower net income is attributable to higher provision expense for loan losses and increased non-interest expense partially offset by higher non-interest income. The Company's return on average assets was 1.44% and 1.73%, respectively, for the three-month periods ending June 30, 2003 and 2002. The Company's return on average equity was 10.18% and 11.32%, respectively for the three month periods ending June 30, 2003 and 2002.

AVERAGE BALANCE SHEETS AND INTEREST RATES

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three month periods ended June 30, 2003 and June 30, 2002, respectively.

ASSETS
(dollars in thousands)


                                              AVERAGE BALANCE SHEETS AND INTEREST RATES
                                                       Three Months Ended June 30,
                                       -------------------------------------------------------------
                                                   2003                           2002
                                       ----------------------------  -------------------------------
                                        Average   Revenue/   Yield/  Average     Revenue/     Yield/
                                        Balance   Expense     Rate   Balance     Expense       Rate
                                       -------------------------------------------------------------
Loans
  Commercial .......................   $ 40,116   $    561    5.59%   $ 46,208   $    828      7.17%
  Agricultural .....................     26,035        451    6.93%     25,250        469      7.43%
  Real estate ......................    263,757      4,293    6.51%    223,589      4,120      7.37%
  Installment and other ............     20,055        346    6.90%     19,041        349      7.33%
                                       ------------------------------------------------------------
Total loans (including fees) .......   $349,963   $  5,651    6.46%   $314,088   $  5,766      7.34%

Investment securities
  Taxable ..........................   $155,141   $  1,904    4.91%   $149,189   $  2,306      6.18%
  Tax-exempt .......................     90,884      1,607    7.07%     70,090      1,278      7.29%
                                       ------------------------------------------------------------
Total investment securities ........   $246,025   $  3,511    5.71%   $219,279   $  3,584      6.54%

Interest bearing deposits with banks   $  4,974   $     10    0.80%$       600   $      5      3.33%
Federal funds sold .................     89,464        250    1.12%     59,639        251      1.68%
                                       ------------------------------------------------------------
Total interest-earning assets ......   $690,426   $  9,422    5.46%   $593,606   $  9,606      6.47%

Noninterest-earning assets .........     46,660                         41,830
                                       --------                       --------
TOTAL ASSETS .......................   $737,086                       $635,436
                                       ========                       ========

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included. 2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

                                                        AVERAGE BALANCE SHEETS AND INTEREST RATES
                                                               Three Months Ended June 30,
                                               -------------------------------------------------------------
                                                           2003                           2002
                                               ----------------------------    -----------------------------
                                               Average   Revenue/   Yield/     Average    Revenue/   Yield/
                                               Balance   Expense     Rate      Balance    Expense     Rate
                                               -------------------------------------------------------------
              Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets .   $310,295   $    767    0.99%    $270,611   $    967    1.43%
  Time deposits < $100,000 .................    171,734      1,410    3.28%     149,509      1,518    4.06%
  Time deposits > $100,000 .................     65,571        469    2.86%      52,523        486    3.70%
                                               ------------------------------------------------------------
Total deposits .............................   $547,600   $  2,646    1.93%    $472,643   $  2,971    2.51%
Other borrowed funds .......................     19,612         77    1.57%      11,589         60    2.07%
                                               ------------------------------------------------------------
Total Interest-bearing .....................   $567,212   $  2,723    1.92%    $484,232   $  3,031    2.50%
liabilities

             Noninterest-bearing liabilities
Demand deposits ............................   $ 56,711                        $ 49,496
Other liabilities ..........................      9,115                           4,862
                                               --------                        --------
Stockholders' equity .......................   $104,048                        $ 96,846
                                               --------                        --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................   $737,086                        $635,436
                                               ========                        ========

Net interest income ........................              $  6,699    3.88%               $  6,575    4.43%
                                                          =================               =================
Spread Analysis

Interest income/average assets .............              $  9,422    5.11%               $  9,606    6.05%
Interest expense/average assets ............                 2,723    1.48%                  3,031    1.91%
Net interest income/average assets .........                 6,699    3.63%                  6,575    4.14%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

Net Interest Income

For the three months ended June 30, 2003, the Company's net interest margin was 3.88% compared to 4.43% for the three months ended June 30, 2002. Net interest income, prior to the adjustment for tax-exempt income, for the quarters ended June 30, 2003 and 2002 totaled $6,153,000 and $6,139,000, respectively. Net interest income was relatively flat compared to the three-month period one-year ago despite the lower net interest margin. A higher volume of interest-earning assets, primarily associated with the growth of United Bank & Trust (United
Bank), Marshalltown, Iowa, combined with a lower cost of funds served to offset the loss of income resulting from assets repricing to lower market rates.

For the three months ended June 30, 2003, interest income decreased $294,000 or 3.2% when compared to the same period in 2002. This decrease was primarily attributable to significantly lower yields on earning assets as the result of a decline in market interest rates. The competitive banking environment in central Iowa continues to place significant downward pressure on loan yields.

Interest expense decreased $308,000 or 10.2% for the quarter ended June 30, 2003 when compared to the same period in 2002. Lower interest rates on deposits and other borrowings resulted in decreased interest expense as the Company's cost of funds declined with market interest rates in spite of an increase in the average volume of interest-bearing liabilities.

Provision for Loan Losses

The Company provided $306,000 for loan losses for the three months ended June 30, 2003 compared to $111,000 during the same period last year. Provision expense for the second quarter of 2003 was higher than the prior year period primarily as the result of increased specific allowance for impaired loans.

Noninterest Income and Expense

Noninterest income increased $444,000, or 41.6% during the quarter ended June 30, 2003 compared to the same period in 2002. The increase can be attributed to increased fee income on the sale of residential loans in the secondary mortgage market and gains on the sale of securities in the Company's equity portfolio.

Noninterest expense increased $470,000 or 14.2% for the second quarter of 2003 compared to the same period in 2002. Noninterest expense items that increased include salary and benefits and data processing and equipment costs. The higher costs in 2003 are primarily attributable to having a full quarter of overhead expenses at United Bank for the second quarter of 2003 as the bank opened in June of 2002.

Income Taxes

The provision for income taxes for June 30, 2003 and 2002 was $929,000 and $1,044,000, respectively. This amount represents an effective tax rate of 26.0% for the second quarter of 2003, compared to 27.6% for the second quarter of 2002. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Results of Operations for Six Months Ending June 30, 2003 and June 30, 2002

General

The Company earned net income of $5,520,000 or $1.76 per share for the six months ended June 30, 2003, compared to net income of $5,682,000, or $1.82 per share, for the six months ended June 30, 2002, a decrease of 2.9%. The lower net income is attributable to higher provision expense for loan losses and increased non-interest expense partially offset by higher non-interest income. The Company's return on average assets was 1.55% and 1.81%, respectively for the six-month periods ending June 30, 2003 and 2002. The Company's return on average equity was 10.70% and 11.84%, respectively for the six month periods ending June 30, 2003 and 2002.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the six month periods ended June 30, 2003 and June 30, 2002, respectively.

ASSETS
(dollars in thousands)

                                                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                                                         Six Months Ended June 30,
                                                   2003                             2002
                                       ----------------------------    ---------------------------
                                       Average    Revenue/   Yield/    Average    Revenue/  Yield/
                                       Balance    Expense     Rate     Balance    Expense    Rate
                                       -----------------------------------------------------------
Loans
  Commercial .......................   $ 38,834   $  1,112   5.73%     $ 45,114   $  1,630   7.23%
  Agricultural .....................     26,017        912   7.01%       24,929        938   7.53%
  Real estate ......................    260,642      8,509   6.53%      225,653      8,366   7.41%
  Installment and other ............     20,051        674   6.72%       19,546        697   7.13%
                                       -----------------------------------------------------------
Total loans (including fees) .......   $345,544   $ 11,207   6.49%     $315,242   $ 11,631   7.38%

Investment securities
  Taxable ..........................   $155,074   $  3,906   5.04%     $145,042   $  4,389   6.05%
  Tax-exempt .......................     86,545      3,101   7.17%       70,263      2,710   7.71%
                                       -----------------------------------------------------------
Total investment securities ........   $241,619   $  7,007   5.80%     $215,305   $  7,099   6.59%

Interest bearing deposits with banks   $  2,998   $     17   1.13%     $    501   $      7   2.79%
Federal funds sold .................     74,274        414   1.11%       54,899        452   1.65%
                                       -----------------------------------------------------------
Total interest-earning assets ......   $664,435   $ 18,645   5.61%     $585,947   $ 19,189   6.55%

Total noninterest-earning assets ...   $ 48,307                        $ 41,306
                                       --------                        --------
TOTAL ASSETS .......................   $712,742                        $627,253
                                       ========                        ========

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included. 2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

                                                        AVERAGE BALANCE SHEETS AND INTEREST RATES
                                                                 Six Months Ended June 30,
                                                           2003                            2002
                                               ----------------------------    ----------------------------
                                                Average   Revenue/   Yield/    Average    Revenue/   Yield/
                                                Balance   Expense     Rate     Balance    Expense     Rate
                                               ------------------------------------------------------------
              Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets .   $294,608   $  1,519    1.03%    $260,293   $  1,798    1.38%
  Time deposits < $100,000 .................    168,551      2,817    3.34%     151,344      3,200    4.23%
  Time deposits > $100,000 .................     63,505        936    2.95%      49,474        961    3.88%
                                               ------------------------------------------------------------
Total deposits .............................   $526,664   $  5,272    2.00%    $461,111   $  5,959    2.58%
Other borrowed funds .......................     17,377        141    1.62%      13,407        134    2.00%
                                               ------------------------------------------------------------
Total Interest-bearing liabilities .........   $544,041   $  5,413    1.99%    $474,518   $  6,093    2.57%

             Noninterest-bearing liabilities
Demand deposits ............................   $ 57,319                        $ 51,779
Other liabilities ..........................      8,200                           4,986
                                               --------                        --------
Stockholders' equity .......................   $103,182                        $ 95,970
                                               --------                        --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................   $712,742                        $627,253
                                               ========                        ========
Net interest income ........................              $ 13,232    3.98%               $ 13,096    4.47%
                                                          ========                        ========
Spread Analysis
Interest income/average assets .............              $ 18,645    5.23%               $ 19,189    6.12%
Interest expense/average assets ............                 5,413    1.52%                  6,093    1.94%
Net interest income/average assets .........                13,232    3.71%                 13,096    4.18%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

Net Interest Income

For the six months ended June 30, 2003, the Company's net interest margin was 3.98% compared to 4.47% for the six months ended June 30, 2002. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2003 and 2002 totaled $12,177,000 and $12,173,000, respectively. Net interest income was flat compared to the six-month period one-year ago despite the lower net interest margin. A higher volume of interest-earning assets, primarily associated with the growth of United Bank, combined with a lower cost of funds served to offset the loss of income resulting from assets repricing to lower market rates.

For the six months ended June 30, 2003, interest income decreased $676,000 or 3.7% when compared to the same period in 2002. This decrease was primarily attributable to significantly lower yields on earning assets as the result of a decline in market interest rates. The competitive banking environment in central Iowa continues to place significant downward pressure on loan yields.

Interest expense decreased $680,000 or 11.2% for the six months ended June 30, 2003 when compared to the same period in 2002. Lower interest rates on deposits and other borrowings resulted in decreased interest expense as the Company's cost of funds declined with market interest rates.

Provision for Loan Losses

The Company provided $426,000 for loan losses for the six months ended June 30, 2003 compared to $215,000 during the same period last year. Provision expense for the first half of 2003 was higher than the prior year period primarily as the result of increased specific allowance for impaired loans and establishing the allowance for loan losses at United Bank.

Noninterest Income and Expense

Noninterest income increased $917,000, or 41.8% during the six months ended June 30, 2003 compared to the same period in 2002. The increase can be attributed to increased fee income on the sale of residential loans in the secondary market, gains on the sale of securities in the Company's equity portfolio, and higher trust department income.

Noninterest expense increased $1,036,000 or 16.6% for the first half of 2003 compared to the same period in 2002. Noninterest expense increased as the result of the opening of United Bank. Excluding overhead expenses of United Bank, noninterest expense increased 7.6%, primarily as the result of higher salary and benefit expenses at First National Bank.

Income Taxes

The provision for income taxes for the six months ending June 30, 2003 and 2002 was $2,060,000 and $2,224,000, respectively. This amount represents an effective tax rate of 27.2% for the first half of 2003, compared to 28.1% for the same period in 2002. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Financial Condition

Assets

For the quarter ended June 30, 2003, total assets were $741,503,000, a $64,275,000 increase in comparison to December 31, 2002 totals. Deposit growth primarily at United Bank as well as the other Company's subsidiary banks allowed for the significant increase in earning assets.

Investment Portfolio

The increase in the volume of investment securities to $268,030,000 on June 30, 2003 from $244,575,000 on December 31, 2002 resulted from the purchase of U.S. government agencies and municipal bonds.

Loan Portfolio

Net loans as of June 30, 2003 totaled $345,748,000, an increase of $13,442,000 from the outstanding balances as of December 31, 2002. The increase relates to loans generated by United Bank.

Impaired loans totaled $1,906,000 as of June 30, 2003 compared to $2,409,000 as of December 31, 2002. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis; accruing loans which are contractually past due 90 days or more as to principal or interest payments; and any restructured loans. As of June 30, 2003, non-accrual loans totaled $1,808,000, past due loans still accruing totaled $98,000 and there were no restructured loans outstanding. Other real estate owned as of June 30, 2003 and December 31, 2002 totaled $124,000 and $295,000, respectively.

Net charge offs were $301,000 for the six months ended June 30, 2003 as compared to net charge-offs $170,000 for the six months ended June 30, 2002. Losses related primarily to previously identified impaired commercial loans for both periods. The resulting allowance for loan losses was $5,882,000 as of June 30, 2003 compared to $5,758,000 as of December 31, 2002. The allowance for loan losses as a percentage of outstanding loans as of June 30, 2003 and December 31, 2002 was 1.67% and 1.70%, respectively.

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

Liabilities

Deposits increased $53,538,000 from year-end 2002. The increase is primarily attributable to deposits generated by United Bank.

Other borrowed funds as of June 30, 2003, consisted primarily of securities sold under agreements to repurchase totaling $20,783,000 compared to total other borrowing as of December 31, 2002 of $18,326,000.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposits. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations.  Net cash  from  operating  activities  contributed  $7,436,000  and
$6,031,000 to liquidity for the six months ended June 30, 2003 and 2002, respectively. Liquid assets including cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions increased to $113,676,000 as of June 30, 2003 compared to year-end 2002 balance of $85,189,000. The increase in federal funds sold is attributable to decreased loan demand and significant deposit growth.

Securities available for sale increased to $268,030,000 as of June 30, 2003 from $244,575,000 as of December 31, 2002 and provide additional liquidity for the Company.

To provide additional external liquidity, the Banks have outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $30,732,000 and federal funds borrowing capacity at correspondent banks of $46,000,000. As of June 30, 2003, the Company had no outstanding borrowings of federal funds purchased or Federal Home Loan Bank advances. Management believes that the Company's liquidity sources will be sufficient to support existing operations for the foreseeable future.

The Company's total stockholder's equity increased to $106,163,000 as of June 30, 2003, from $101,523,000 as of December 31, 2002. Stockholders' equity as of June 30, 2003 was 14.3% of total assets, compared to 15.0% at December 31, 2002. Total equity increased due to the retention of earnings and from appreciation in the Company and Banks' stock and bond portfolios. No material capital expenditures or material changes in the capital resource mix are anticipated at this time. Management believes that, as of June 30, 2003, the Company and its Banks meet the capital requirements to which they are subject. As of that date, all the Company's Banks were "well capitalized" under regulatory prompt corrective action provisions.

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

Item 4.           Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders on April 23 2003, stockholders elected Robert L. Cramer and Warren R. Madden and re-elected Betty A. Baudler and James R. Larson II to the Company's Board of Directors. Continuing directors include, James R. Christy, Douglas C. Gustafson, Charles D. Jons, Daniel L. Krieger, and Marvin J. Walter.

There were 3,128,982 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting results on the election of directors were as follows:
                                                                          Votes
                                                   In Favor             Withheld
                                                   -----------------------------

Robert L. Cramer .......................           2,823,000            305,982
Warren R. Madden .......................           2,823,000            305,982
Betty A. Baudler .......................           2,823,000            305,982
James R. Larson II .....................           2,823,000            305,982

There were no broker non-votes or abstentions on this proposal.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 31.1 - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 31.2 - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               On April 18, 2003, the Company filed a Form 8-K pursuant to Item 5, announcing financial results for the three months ended March 31, 2003 and forecasted earnings for the year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMES NATIONAL CORPORATION

DATE: August 13, 2003                        By:  /s/ Daniel L. Krieger
                                                  -----------------------------
                                                  Daniel L. Krieger, President
                                                  (Principal Executive Officer)

                                             By:  /s/ John P. Nelson
                                                  ------------------------------
                                                  John P. Nelson, Vice President
                                                  (Principal Financial Officer)