Form 10-Q
period 2003-09-30
AMES NATIONAL CORP
filed 2003-11-13
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________________ to _________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $5.00 PAR VALUE                           3,133,053
--------------------------------------------------------------------------------
          (Class)                       (Shares Outstanding at November 7, 2003)

                            AMES NATIONAL CORPORATION

                                      INDEX

Page

Part I.  Financial Information

         Item 1.   Consolidated Financial Statements (Unaudited)

                   Consolidated Balance Sheets at September 30, 2003
                   and December 31, 2002                                       3

                   Consolidated Statements of Income for the three
                   and nine months ended September 30, 2003 and 2002           4

                   Consolidated Statements of Cash Flows for the
                   nine months ended September 30, 2003 and 2002               5

                   Notes to Consolidated Financial Statements                6-7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8-15

         Item 3.   Quantitative and Qualitative Disclosures About Market
                   Risk                                                       15

         Item 4    Controls and Procedures                                    15

Part II. Other Information

         Items 1 through 6                                                    15

         Signatures                                                           16

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)


                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                       September 30,  December 31,
                               Assets                                                      2003            2002
                                                                                       ----------------------------
Cash and due from banks ............................................................   $ 23,786,945    $ 51,688,784
Federal funds sold .................................................................     47,983,000      32,500,000
Interest bearing deposits in financial institutions ................................      6,000,000       1,000,000
Securities available-for-sale ......................................................    300,766,501     244,575,026
Loans receivable, net ..............................................................    345,003,127     332,306,497
Bank premises and equipment, net ...................................................      8,551,794       8,726,397
Accrued income receivable ..........................................................      6,314,908       5,849,017
Other assets .......................................................................        358,198         582,849
                                                                                       ----------------------------
           Total assets ............................................................   $738,764,473    $677,228,570
                                                                                       ============================

                Liabilities and Stockholders' Equity
Deposits:
   Demand ..........................................................................   $ 63,523,911    $ 62,557,937
   NOW accounts ....................................................................    137,857,750     121,325,104
   Savings and money market ........................................................    166,661,183     153,296,259
   Time, $100,000 and over .........................................................     63,297,586      54,564,283
   Other time ......................................................................    171,181,614     158,878,796
                                                                                       ----------------------------
           Total deposits ..........................................................    602,522,044     550,622,379

Federal funds purchased and securities sold under agreements to repurchase .........     22,452,228     18,325,574
Dividends payable ..................................................................      2,882,409       1,376,752
Deferred income taxes ..............................................................      2,749,662       2,879,057
Accrued interest and other liabilities .............................................      3,322,574       2,501,952
                                                                                       ----------------------------
           Total liabilities .......................................................    633,928,917     575,705,714
                                                                                       ----------------------------

Stockholders' Equity:
   Common stock, $5 par value;  authorized 6,000,000 shares;  issued 3,153,230 shares at September 30, 2003 and December 31, 2002;  outstanding 3,133,053
     shares at September 30, 2003 and 3,128,982 shares at December 31, 2002 ........     15,766,150      15,766,150
   Surplus .........................................................................     25,351,979      25,354,014
   Retained earnings ...............................................................     56,977,374      53,917,544
   Treasury stock, at cost;  20,177 shares at September 30, 2003
     and 24,248 shares at December 31, 2002 ........................................     (1,109,735)     (1,333,640)
   Accumulated other comprehensive income - net unrealized gain
     on securities available-for-sale ..............................................      7,849,788       7,818,788
                                                                                       ----------------------------
           Total stockholders' equity ..............................................    104,835,556     101,522,856
                                                                                       ----------------------------
           Total liabilities and stockholders' equity ..............................   $738,764,473    $677,228,570
                                                                                       ============================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (unaudited)

                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                             2003          2002          2003         2002
                                         -----------------------------------------------------
Interest and dividend income:
    Loans ............................   $ 5,576,844   $ 5,830,765   $16,784,078   $17,461,976
    Securities
      Taxable ........................     1,841,920     1,957,301     5,518,204     5,996,207
      Tax-exempt .....................       940,760       735,748     2,553,150     2,174,390
    Federal funds sold ...............       121,263       186,630       534,865       638,657
    Dividends ........................       337,259       341,174     1,018,103     1,046,845
                                         -----------------------------------------------------
          Total interest income ......     8,818,046     9,051,618    26,408,400    27,318,075
                                         -----------------------------------------------------
Interest expense:
    Deposits .........................     2,392,420     2,747,913     7,664,617     8,707,285
    Other borrowed funds .............        74,735        61,884       216,069       195,784
                                         -----------------------------------------------------
          Total interest expense .....     2,467,155     2,809,797     7,880,686     8,903,069
                                         -----------------------------------------------------

          Net interest income ........     6,350,891     6,241,821    18,527,714    18,415,006
Provision for loan losses ............        87,000        80,640       512,740       296,124
                                         -----------------------------------------------------
          Net interest income after
             provision for loan losses     6,263,891     6,161,181    18,014,974    18,118,882
                                         -----------------------------------------------------
Noninterest income:
    Trust department income ..........       279,157       270,214       881,259       797,369
    Service fees .....................       395,491       381,772     1,137,490     1,100,965
    Securities gains, net ............       539,623       239,748     1,186,230       562,422
    Loan and secondary market fees ...       366,978       181,768       937,974       410,609
    Other ............................       350,372       239,853       896,215       632,958
                                         -----------------------------------------------------
          Total noninterest income ...     1,931,621     1,313,355     5,039,168     3,504,323
                                         -----------------------------------------------------
Noninterest expense:
    Salaries and employee benefits ...     2,204,712     2,087,159     6,699,133     5,945,161
    Occupancy expenses ...............       341,562       225,634       841,908       655,198
    Data processing ..................       504,643       440,660     1,589,780     1,282,700
    Other operating expenses .........       594,914       597,064     1,793,681     1,710,419
                                         -----------------------------------------------------
          Total noninterest expense ..     3,645,831     3,350,517    10,924,502     9,593,478
                                         -----------------------------------------------------

          Income before income taxes .     4,549,681     4,124,019    12,129,640    12,029,727
Income tax expense ...................     1,309,039     1,171,736     3,369,445     3,395,579
                                         -----------------------------------------------------
          Net income .................   $ 3,240,642   $ 2,952,283   $ 8,760,195   $ 8,634,148
                                         =====================================================

Basic and diluted earnings per share .   $      1.03   $      0.94   $      2.80   $      2.76
                                         =====================================================

Declared dividends per share .........   $      0.46   $      0.44   $      1.82   $      1.74
                                         =====================================================

Comprehensive Income .................   $   117,585   $ 4,209,682   $ 8,791,195   $12,588,734
                                         =====================================================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                            2003             2002
                                                                                        ---------------------------
Cash flows from operating activities:
   Net income ......................................................................    $ 8,760,195     $ 8,634,148
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses .....................................................        512,740         296,124
     Amortization and accretion, net ...............................................        457,624           8,451
     Depreciation ..................................................................        759,812         686,169
     Provision for deferred taxes ..................................................       (147,602)        (24,475)
     Securities gains, net .........................................................     (1,186,230)       (562,422)
     Increase in accrued income receivable .........................................       (465,891)        (89,960)
     Decrease (increase) in other assets ...........................................        224,651        (352,106)
     (Decrease) increase in accrued interest and other liabilities .................        820,622         (31,266)
                                                                                        ---------------------------
           Net cash provided by operating activities ...............................      9,735,921       8,564,663
                                                                                        ---------------------------

Cash flow from investing activities:
   Purchase of securities available-for-sale .......................................   (114,406,276)    (69,481,343)
   Proceeds from sale of securities available-for-sale .............................      4,916,172      19,399,628
   Proceeds from maturities of securities available-for-sale .......................     54,076,441      31,892,668
   Net increase in interest bearing deposits in financial institutions .............     (5,000,000)       (250,000)
   Net increase in federal funds sold ..............................................    (15,483,000)    (22,620,000)
   Net decrease (increase) in loans ................................................    (13,209,370)     12,468,637
   Purchase of bank premises and equipment .........................................       (585,209)     (1,638,684)
                                                                                       ----------------------------
           Net cash used in investing activities ...................................    (89,691,242)    (30,229,094)
                                                                                       ----------------------------

Cash flows from financing activities:
   Increase in deposits ............................................................     51,899,665      25,426,453
   Increase in federal funds purchased
     and securities sold under agreements to repurchase ............................      4,126,654       3,259,167
   Dividends paid ..................................................................     (4,194,707)     (5,378,694)
   Proceeds from issuance of treasury stock ........................................        221,870         158,151
                                                                                       ----------------------------
           Net cash provided by financing activities ...............................     52,053,482      23,465,077
                                                                                       ----------------------------

           Net increase (decrease) in cash and cash equivalents ....................    (27,901,839)      1,800,646
                                                                                       ----------------------------

Cash and cash equivalents at beginning of year .....................................     51,688,784      42,459,156
                                                                                       ----------------------------

Cash and cash equivalents at end of the period .....................................   $ 23,786,945    $ 44,259,802
                                                                                       ============================

Supplemental disclosures of cash flow information:
   Cash paid for interest ..........................................................   $  7,905,197     $ 9,476,728
   Cash paid for taxes .............................................................      3,383,157       3,413,299
                                                                                       ============================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Unaudited)



1. Significant Accounting Policies

The consolidated financial statements for the three and nine-month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Dividends

On November 12, 2003, the Company declared a cash dividend on its common stock, payable on February 16, 2004 to stockholders of record as of February 2, 2004, equal to $0.46 per share.

3. Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2003 and 2002 were 3,133,053 and 3,128,982, respectively. The weighted average outstanding shares for the nine months ended September 30, 2003 and 2002 were 3,130,607 and 3,126,714, respectively.

4. Commitments

In the normal course of business, the Company enters into a number of off-balance sheet commitments. These commitments expose the Company to varying degrees of credit and market risk and are subject to the same credit reviews as those recorded on the balance sheet.

The Company enters into commitments to extend credit such as loan commitments and standby letters of credit to meet the financing needs of its customers. For additional information on credit extension commitments see Note 9 of the Company's 2002 consolidated financial statements. The Company's commitments as of September 30, 2003 and December 31, 2002 are approximately as follows:

                                          September 30, 2003   December 31, 2002
                                          --------------------------------------

Commitments to extend credit ...........      $60,600,000         $59,410,000
Standby letters of credit ..............        1,330,000           1,490,000
                                              -------------------------------
                                              $61,930,000         $60,900,000
                                              ===============================

5. Impact of New Financial Accounting Standards

Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Corporation's financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact of the Corporation's financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46"), "Consolidated Variable Interest Entities". The objective of the Interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests, and results of operations of a variable interest in an entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also required additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective upon issuance. The Company is not impacted by the provisions of FIN 46.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivative Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The Company is not impacted by this Statement.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics for both Liabilities and Equity." SFAS 150 established standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics for both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include
(i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issue's equity shares, or are indexed to such an obligation, and that require the issue to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 on July 1, 2003 did not have a significant impact on the Corporation's financial statements.

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

Results of Operations for Three Months Ending September 30, 2003 and September 30, 2002

General

The Company earned net income of $3,241,000, or $1.03 per share for the three months ended September 30, 2003, compared to net income of $2,952,000, or $0.94 per share, for the three months ended September 30, 2002, an increase of 9.8%. The higher net income is attributable to lower interest expense and higher noninterest income. The Company's annualized return on average assets was 1.78% and 1.87%, respectively, for the three-month periods ending September 30, 2003 and 2002. The Company's annualized return on average equity was 12.42% and 11.80%, respectively for the three month periods ending September 30, 2003 and 2002.

AVERAGE BALANCE SHEETS AND INTEREST RATES

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three month periods ended September 30, 2003 and September 30, 2002, respectively.

ASSETS
(dollars in thousands)

                                                   AVERAGE BALANCE SHEETS AND INTEREST RATES
                                                       Three Months Ended September 30,
                                       ----------------------------------------------------------------
                                                    2003                             2002
                                       ------------------------------    ------------------------------
                                       Average     Revenue/    Yield/    Average    Revenue/     Yield/
                                       Balance     Expense      Rate     Balance    Expense       Rate
                                       ------------------------------    ------------------------------
Loans
  Commercial .......................   $ 37,426   $    533      5.70%    $ 43,844   $    793      7.23%
  Agricultural .....................     25,788        439      6.81%      25,252        469      7.43%
  Real estate ......................    266,781      4,273      6.41%     225,541      4,236      7.51%
  Installment and other ............     21,431        332      6.20%      19,225        333      6.93%
                                        ---------------------------------------------------------------
Total loans (including fees) .......   $351,426   $  5,577      6.35%    $313,862   $  5,831      7.43%

Investment securities
  Taxable ..........................   $162,453   $  1,933      4.76%    $144,426   $  2,057      5.70%
  Tax-exempt .......................    108,285      1,762      6.51%      76,658      1,477      7.71%
                                       ----------------------------------------------------------------
Total investment securities ........   $270,738   $  3,695      5.46%    $221,084   $  3,534      6.39%

Interest bearing deposits with banks   $  6,000   $     24      1.60%    $    524   $      2      1.53%
Federal funds sold .................     49,991        121      0.97%      46,412        187      1.61%
                                       ----------------------------------------------------------------
Total interest-earning assets ......   $678,155   $  9,417      5.55%    $581,882   $  9,554      6.57%
Noninterest-earning assets .........     48,413                            50,337
                                       --------                          --------
TOTAL ASSETS .......................   $726,568                          $632,219
                                       ========                          ========

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included. 2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

                                                           AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                               Three Months Ended September 30,
                                               ------------------------------------------------------------------
                                                           2003                                2002
                                               -------------------------------    -------------------------------
                                               Average    Revenue/      Yield/    Average     Revenue/     Yield/
                                               Balance    Expense        Rate     Balance     Expense       rate
                                               -------------------------------    -------------------------------
              Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets .   $293,207   $    591       0.81%    $253,148    $    808      1.28%
  Time deposits < $100,000 .................    171,865      1,357       3.16%     150,933       1,465      3.88%
  Time deposits > $100,000 .................     66,458        444       2.67%      53,526         475      3.55%
                                               ------------------------------------------------------------------
Total deposits .............................   $531,530   $  2,392       1.80%    $457,607    $  2,748      2.40%
Other borrowed funds .......................     21,144         75       1.42%      12,978          62      1.91%
                                               ------------------------------------------------------------------
Total Interest-bearing .....................   $552,674   $  2,467       1.79%    $470,585    $  2,810      2.39%
liabilities

             Noninterest-bearing liabilities

Demand deposits ............................   $ 60,434                           $ 54,616
Other liabilities ..........................      9,099                              6,977
                                               --------                           --------
Stockholders' equity .......................   $104,361                           $100,041
                                               --------                           --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................   $726,568                           $632,219
                                               ========                           ========

Net interest income ........................              $  6,950       4.10%                $  6,744      4.64%
                                                          ========                            ========
Spread Analysis

Interest income/average assets .............              $  9,417       5.18%                $  9,554      6.04%
Interest expense/average assets ............                 2,467       1.36%                   2,810      1.78%
Net interest income/average assets .........                 6,950       3.82%                   6,744      4.27%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

Net Interest Income

For the three months ended September 30, 2003, the Company's net interest margin was 4.10% compared to 4.64% for the three months ended September 30, 2002. Net interest income, prior to the adjustment for tax-exempt income, for the quarters ended September 30, 2003 and 2002 totaled $6,351,000 and $6,242,000, respectively. Net interest income increased 1.8% compared to the three-month period one-year ago despite the lower net interest margin. A higher volume of interest-earning assets, primarily associated with the growth of United Bank & Trust (United Bank), Marshalltown, Iowa, combined with a lower cost of funds served to offset the loss of income resulting from assets repricing to lower market rates.

For the three months ended September 30, 2003, interest income decreased $234,000 or 2.6% when compared to the same period in 2002. This decrease was primarily attributable to significantly lower yields on earning assets as the result of a decline in market interest rates. The competitive banking environment in central Iowa continues to place significant downward pressure on loan yields.

Interest expense decreased $343,000 or 12.2% for the quarter ended September 30, 2003 when compared to the same period in 2002. Lower interest rates on deposits and other borrowings resulted in decreased interest expense as the Company's cost of funds declined with market interest rates in spite of an increase in the average volume of interest-bearing liabilities.

Provision for Loan Losses

The Company provided $87,000 for loan losses for the three months ended September 30, 2003 compared to $81,000 during the same period last year. Provision expense for the second quarter of 2003 was higher than the prior year period primarily as the result of increased amounts associated with loan growth at United Bank.

Noninterest Income and Expense

Noninterest income increased $618,000, or 47.1% during the quarter ended September 30, 2003 compared to the same period in 2002. The increase can be attributed to increased fee income on the sale of residential loans in the secondary mortgage market and gains on the sale of securities in the Company's equity portfolio.

Noninterest expense increased $295,000 or 8.8% for the second quarter of 2003 compared to the same period in 2002. Noninterest expense items that increased include salary and benefits, occupancy, data processing and equipment costs. The higher costs in 2003 are in part attributable to higher overhead expenses with operating United Bank. The efficiency ratio for the three months ended September 30, 2003 and 2002 was 44.0% and 44.4, respectively.

Income Taxes

The provision for income taxes for September 30, 2003 and 2002 was $1,309,000 and $1,172,000, respectively. This amount represents an effective tax rate of 28.8% for the third quarter of 2003, compared to 28.4% for the third quarter of 2002. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Results of Operations for Nine Months Ending September 30, 2003 and September 30, 2002

General

The Company earned net income of $8,760,000 or $2.80 per share for the nine months ended September 30, 2003, compared to net income of $8,634,000, or $2.76 per share, for the nine months ended September 30, 2002, an increase of 1.5%. Significantly higher noninterest income offset higher provision expense and noninterest expense. The Company's annualized return on average assets was 1.63% and 1.83%, respectively for the nine-month periods ending September 30, 2003 and 2002. The Company's annualized return on average equity was 11.28% and 11.83%, respectively for the nine month periods ending September 30, 2003 and 2002.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the nine month periods ended September 30, 2003 and September 30, 2002, respectively.

ASSETS
(dollars in thousands)

                                                   AVERAGE BALANCE SHEETS AND INTEREST RATES
                                                       Nine Months Ended September 30,
                                       ----------------------------------------------------------------
                                                   2003                              2002
                                       ------------------------------    ------------------------------
                                       Average    Revenue/     Yield/    Average    Revenue/     Yield/
                                       Balance    Expense       Rate     Balance    Expense       Rate
                                       ------------------------------    ------------------------------
Loans
Commercial .........................   $ 38,360   $  1,645      5.72%    $ 44,686   $  2,423      7.23%
Agricultural .......................     25,940      1,351      6.94%      25,038      1,408      7.50%
Real estate ........................    262,710     12,751      6.47%     225,615     12,622      7.46%
Installment and other ..............     20,516      1,037      6.74%      19,438      1,009      6.92%
                                       ----------------------------------------------------------------
Total loans (including fees) .......   $347,526   $ 16,784      6.44%    $314,777   $ 17,462      7.40%

Investment securities
  Taxable ..........................   $155,779   $  5,838      5.00%    $142,150   $  6,362      5.97%
  Tax-exempt .......................     95,654      4,863      6.78%      75,102      4,312      7.66%
                                       ----------------------------------------------------------------
Total investment securities ........   $251,433   $ 10,701      5.67%    $217,252   $ 10,674      6.55%

Interest bearing deposits with banks   $  4,010   $     41      1.36%    $    509   $      9      2.36%
Federal funds sold .................     66,091        535      1.08%      51,322        639      1.66%
                                       ----------------------------------------------------------------
Total interest-earning assets ......   $669,060   $ 28,061      5.59%    $583,860   $ 28,784      6.57%
Total noninterest-earning assets ...   $ 48,343                          $ 44,068
                                       --------                          --------
TOTAL ASSETS .......................   $717,403                          $627,928
                                       ========                          ========

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included. 2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

                                                            AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                                 Nine Months Ended September 30,
                                                            2003                                2002
                                               -------------------------------    -------------------------------
                                               Average    Revenue/      Yield/    Average     Revenue/     Yield/
                                               Balance    Expense        Rate     Balance     Expense       rate
                                               -------------------------------    -------------------------------
              Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets .   $294,136   $  2,110       0.96%    $257,895    $  2,606      1.35%
  Time deposits < $100,000 .................    169,677      4,176       3.28%     151,205       4,666      4.11%
  Time deposits > $100,000 .................     64,509      1,379       2.85%      50,840       1,435      3.76%
                                               ------------------------------------------------------------------
Total deposits .............................   $528,322   $  7,665       1.93%    $459,940    $  8,707      2.52%
Other borrowed funds .......................     18,646        216       1.54%      13,263         196      1.97%
                                               ------------------------------------------------------------------
Total Interest-bearing .....................   $546,968   $  7,881       1.92%    $473,203    $  8,903      2.51%
liabilities

             Noninterest-bearing liabilities

Demand deposits ............................   $ 58,369                           $ 52,735
Other liabilities ..........................      8,486                              4,647
                                               --------                           --------

Stockholders' equity .......................   $103,580                           $ 97,343
                                               --------                           --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................   $717,403                           $627,928
                                               ========                           ========

Net interest income ........................              $ 20,180       4.02%                $ 19,881      4.54%
                                                          ========                            ========
Spread Analysis

Interest income/average assets .............              $ 28,061       5.22%                $ 28,784      6.11%
Interest expense/average assets ............                 7,881       1.46%                   8,903      1.89%
Net interest income/average assets .........                20,180       3.75%                  19,881      4.22%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 34%.

Net Interest Income

For the nine months ended September 30, 2003, the Company's net interest margin was 4.02% compared to 4.54% for the nine months ended September 30, 2002. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2003 and 2002 totaled $18,528,000 and $18,415,000, respectively. Net interest income was slightly higher compared to the nine-month period one-year ago despite the lower net interest margin. A higher volume of interest-earning assets, primarily associated with the growth of United Bank, combined with a lower cost of funds served to offset the loss of income resulting from assets repricing to lower market rates.

For the nine months ended September 30, 2003, interest income decreased $910,000 or 3.3% when compared to the same period in 2002. This decrease was primarily attributable to significantly lower yields on earning assets as the result of a decline in market interest rates. The competitive banking environment in central Iowa continues to place significant downward pressure on loan yields.

Interest expense decreased $1,022,000 or 11.5% for the nine months ended September 30, 2003 when compared to the same period in 2002. Lower interest rates on deposits and other borrowings resulted in decreased interest expense as the Company's cost of funds declined with market interest rates.

Provision for Loan Losses

The Company provided $513,000 for loan losses for the nine months ended September 30, 2003 compared to $296,000 during the same period last year. Provision expense for the nine month period ending September 30, 2003 was higher than the prior year period primarily as the result of increased specific allowance for impaired loans and establishing the allowance for loan losses at United Bank.

Noninterest Income and Expense

Noninterest income increased $1,535,000, or 43.8% during the nine months ended September 30, 2003 compared to the same period in 2002. The increase can be attributed to increased fee income on the sale of residential loans in the secondary market, gains on the sale of securities in the Company's equity portfolio, and higher trust department income.

Noninterest expense increased $1,331,000 or 13.9% for the first nine months of 2003 compared to the same period in 2002. Noninterest expense increased as the result of the opening of United Bank. United Bank opened in June of 2002 so the nine month period ending September 30, 2003 includes nearly two additional quarters of noninterest expense versus the same nine month period in 2002. The efficiency ratio for the nine months ended September 30, 2003 and 2002 was 46.4% and 43.8, respectively.

Income Taxes

The provision for income taxes for the nine months ending September 30, 2003 and 2002 was $3,369,000 and $3,396,000, respectively. This amount represents an effective tax rate of 27.8% for the first nine months of 2003, compared to 28.2% for the same period in 2002. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Financial Condition

Assets

As of September 30, 2003, total assets were $738,764,000, a $61,536,000 increase in comparison to December 31, 2002 totals. Deposit growth primarily at United Bank as well as the other Company's subsidiary banks and a higher volume of federal funds sold resulting from temporary large public fund deposit balances associated with the collection of property taxes allowed for the significant increase in earning assets.

Investment Portfolio

The increase in the volume of investment securities to $300,767,000 on September 30, 2003 from $244,575,000 on December 31, 2002 resulted from the purchase of U.S. government agencies and municipal bonds.

Loan Portfolio

Net loans as of September 30, 2003 totaled $345,003,000, an increase of $12,697,000 from the outstanding balances as of December 31, 2002. The increase relates to loans generated by United Bank.

Impaired loans totaled $1,820,000 as of September 30, 2003 compared to $2,409,000 as of December 31, 2002. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis; accruing loans which are contractually past due 90 days or more as to principal or interest payments; and any restructured loans. As of September 30, 2003, non-accrual loans totaled $1,607,000, past due loans still accruing totaled $213,000 and there were no restructured loans outstanding. Other real estate owned as of September 30, 2003 and December 31, 2002 totaled $124,000 and $295,000, respectively.

Net charge offs were $321,000 for the nine months ended September 30, 2003 as compared to net charge-offs $177,000 for the nine months ended September 30, 2002. Losses related primarily to previously identified impaired commercial loans for both periods. The resulting allowance for loan losses was $5,950,000 as of September 30, 2003 compared to $5,758,000 as of December 31, 2002. The allowance for loan losses as a percentage of outstanding loans as of both September 30, 2003 and December 31, 2002 was 1.70%.

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

Liabilities

Deposits increased $51,900,000 from year-end 2002. The increase is primarily attributable to deposits generated by United Bank.

Other borrowed funds as of September 30, 2003, consisted primarily of securities sold under agreements to repurchase totaling $22,452,000 compared to total other borrowing as of December 31, 2002 of $18,326,000.

Liquidity and Capital Resources

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business expansion. The Company's principal source of funds is deposits including demand, money market, savings and certificates of deposits. Other sources include principal repayments on loans, proceeds from the maturity and sale of investment securities, federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and funds provided by operations. Net cash from operating activities contributed $9,736,000 and $8,565,000 to liquidity for the nine months ended September 30, 2003 and 2002, respectively. Liquid assets including cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions decreased to $77,770,000 as of September 30, 2003 compared to year-end 2002 balance of $85,189,000. The decrease in federal funds sold is attributable to the purchase of U.S. government agencies and municipal bonds.

Securities available for sale increased to $300,767,000 as of September 30, 2003 from $244,575,000 as of December 31, 2002 and provide another source of liquidity for the Company.

To provide additional external liquidity, the Banks have outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $30,732,000 and federal funds borrowing capacity at correspondent banks of $46,000,000. As of September 30, 2003, the Company had no outstanding borrowings of federal funds purchased or Federal Home Loan Bank advances. Management believes that the Company's liquidity sources will be sufficient to support existing operations for the foreseeable future.

The Company's total stockholder's equity increased to $104,836,000 as of September 30, 2003, from $101,523,000 as of December 31, 2002. Stockholders' equity as of September 30, 2003 was 14.2% of total assets, compared to 15.0% at December 31, 2002. Total equity increased due to the retention of earnings and from appreciation in the Company and Banks' stock and bond portfolios. No material capital expenditures or material changes in the capital resource mix are anticipated at this time. Management believes that, as of September 30, 2003, the Company and its Banks meet the capital requirements to which they are subject. As of that date, all the Company's Banks were "well capitalized" under regulatory prompt corrective action provisions.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


               Exhibit 32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               On July 18, 2003, the Company filed a Form 8-K pursuant to Item 5, announcing financial results for the three and six months ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMES NATIONAL CORPORATION

DATE: November 13, 2003                     By:  /s/ Daniel L. Krieger
                                                 -------------------------------
                                                 Daniel L. Krieger, Chairman and
                                                 President
                                                 (Principal Executive Officer)


                                            By:  /s/ John P. Nelson
                                                 -------------------------------
                                                 John P. Nelson, Vice President
                                                 (Principal Financial Officer)