Form 10-K
period 2003-12-31
AMES NATIONAL CORP
filed 2004-03-12
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003       Commission File Number 0-32637
                                            -----

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

As of June 30, 2003, the aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant's common stock in the over the counter market, was $137,170,267. Shares of common stock beneficially owned by each executive officer and director of the registrant and by each person who owns 5% or more of the outstanding common stock have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant's common stock on February 27, 2004, was 3,133,053.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, as filed with the Securities and Exchange Commission on March 12, 2004, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS
                                                                            PAGE

Part I

Item 1.    Business....................................................        3
Item 2.    Properties..................................................       13
Item 3.    Legal Proceedings...........................................       13
Item 4.    Submission of Matters to a Vote of Shareholders.............       13

Part II

Item 5.    Market for Registrant's Common Stock and Related Shareholder
             Matters...................................................       14
Item 6.    Selected Financial Data.....................................       15
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results Of Operations.................................       15
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk..
Item 8.    Financial Statements and Supplementary Data.................       34
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................       36
Item 9A.   Controls and Procedures ....................................       55

Part III

Item 10.    Directors and Executive Officers of the Registrant.........       55
Item 11.    Executive Compensation.....................................       56
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management and Related Shareholder Matters ..............       56
Item 13.    Certain Relationships and Related Transactions.............       56
Item 14.    Principal Accountant Fees and Services ....................       56

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K..............................................       56

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

The Banks' lending activities consist primarily of short-term and medium-term commercial and residential real estate loans, agricultural and business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans and secondary mortgage loan origination. The Banks also offer a variety of demand, savings and time deposits, cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, and automated teller machine and Internet banking access. Four of the five Banks also offer trust services.

The Company provides various services to the Banks which include, but are not limited to, management assistance, auditing services, human resources services and administration, compliance management, marketing assistance and coordination, loan review and assistance with respect to computer systems and procedures.

Banking Subsidiaries

First National Bank, Ames, Iowa. First National is a nationally chartered, commercial bank insured by the Federal Deposit Insurance Corporation (the
"FDIC"). It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company. First National provides full-service banking to businesses and residents within the Ames community and surrounding area. It provides a variety of products and services designed to meet the needs of the market it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships. First National conducts business out of three full-service offices and one super market location, all located in the city of Ames.

As of December 31, 2003, First National had capital of $40,031,000 and 96 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income of $6,621,000 in 2003, $6,294,000 in 2002 and $5,834,000 in 2001. Total assets as of December 31, 2003,
2002 and 2001 were $381,086,000, $375,341,000 and $349,702,000, respectively.

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

As of December 31, 2003, State Bank had capital of $11,230,000 and 23 full-time equivalent employees. It had net income of $1,554,000 in 2003, $1,501,000 in 2002 and $1,294,000 in 2001. Total assets as of December 31, 2003, 2002 and 2001 were $100,712,000, $104,079,000 and $94,004,000, respectively.

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

As of December 31, 2003, Boone Bank had capital of $12,128,000 and 27 full-time equivalent employees. It had net income of $1,920,000 in 2003, $1,827,000 in 2002 and $1,302,000 in 2001. Total assets as of December 31, 2003, 2002 and 2001 were $110,712,000, $96,829,000 and $94,356,000, respectively.

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

As of December 31, 2003, Randall-Story Bank had capital of $7,759,000 and 15 full-time equivalent employees. It had net income of $810,000 in 2003, $1,009,000 in 2002 and $692,000 in 2001. Total assets as of December 31, 2003,
2002 and 2001 were $72,581,000, $64,946,000 and $63,680,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally chartered, commercial bank insured by the FDIC. It was newly chartered in June of 2002 and offers a broad range of deposit and loan products, as well as trust services to customers located in the Marshalltown and surrounding Marshall County area.

As of December 31, 2003, United Bank had capital of $4,959,000 and 16 full-time equivalent employees. It had a net loss in 2003 of $465,000 and for the six and one-half month period ended December 31, 2002 of $524,000. Total assets as of December 31, 2003 and 2002 were $68,397,000 and $30,355,000, respectively.

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

The Banks offer a full range of deposit services that are typically available in most financial institutions, including checking accounts, savings accounts and time deposits of various types, ranging from money market accounts to longer term certificates of deposit. One major goal in developing the Banks' product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to each Bank's principal market area at rates competitive in that Bank's market. In addition, retirement accounts such as IRAs (Individual Retirement Accounts) are available. The FDIC insures all deposit accounts up to the maximum amount. The Banks solicit these accounts from small-to-medium sized businesses in their respective primary trade areas, and from individuals who live and/or work within these areas. No material portion of the Banks' deposits has been obtained from a single person or from a few persons. Therefore, the Company does not believe that the loss of the deposits of any person or of a few persons would have an adverse effect on the Banks' operations or erode their deposit base.

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

Credit Management

The Company strives to achieve sound credit risk management. In order to achieve this goal, the Company has established uniform credit policies and underwriting criteria for the Banks' loan portfolios. The Banks diversify in the types of loans offered and are subject to regular credit examinations, annual internal loan audits and annual review of large loans, as well as quarterly reviews of loans experiencing deterioration in credit quality. The Company attempts to identify potential problem loans early, charge off loans promptly and maintain an adequate allowance for loan losses. The Company has established credit guidelines for the Banks' lending portfolios which include guidelines relating to the more commonly requested loan types, as follows:

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

Consumer Loans - Consumer loans are normally made to consumers under the following guidelines. Automobiles - loans on new and used automobiles generally will not exceed 80% and 75% of the value, respectively. Recreational vehicles and boats - 66% of the value. Mobile home - maximum term on these loans is 180 months with the loan-to-value ratio generally not exceeding 66%. Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Banks' collateral position. Unsecured - The term for unsecured loans generally does not exceed 12 months. Consumer and other loans represent approximately 6% of the loan portfolio.

Employees

At December 31, 2003, the Banks had a total of 177 full-time equivalent employees and the Company had an additional 8 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

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

Randall-Story Bank is located in Story City, Iowa with a population of 3,228. The major employers are Pella Corporation, Bethany Manor, American Packaging, Precision Machine and Record Printing. Located in a major agricultural area, it has a strong presence in this type of lending. As a full service commercial bank it provides a full line of products and services.

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

As of December 31, 2003, there were 25 FDIC insured institutions having approximately 57 offices or branch offices within Boone, Story and Marshall County, Iowa where the Banks' offices are located. First National, State Bank and Randall-Story Bank together have the largest percentage of deposits in Story County and Boone Bank has the highest percentage of deposits in Boone County.

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

The Banks also compete with the financial markets for funds. Yields on corporate and government debt securities and commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for funds with equity, money market, and insurance products offered by brokerage and insurance companies. This competitive trend will likely continue in the future.

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

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized,"
(ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized". Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of February 27, 2004, neither the Company nor any of the Banks were subject to any regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Furthermore, as of that same date, each of the Banks was categorized as "well capitalized" under regulatory prompt corrective action provisions.

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

Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% must be maintained against total transaction accounts of $38,800,000 or less (subject to an exemption not in excess of the first $6,600,000 of transaction accounts). A reserve of $1,164,000 plus 10% of amounts in excess of $38,800,000 must be maintained in the event total transaction accounts exceed $38,800,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

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

Availability of Information on Company Website

The Company files periodic reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Company makes available on or through its website free of charge all periodic reports filed by the Company with the SEC, including any amendments to such reports, as soon as reasonably practicable after such reports have been electronically filed with the SEC. The address of the Company's website on the Internet is: www.amesnational.com.

The Company will provide a paper copy of these reports free of charge upon written or telephonic request directed to John P. Nelson, Vice President and Secretary, 405 Fifth Street, Ames, Iowa 50010 or (515) 232-6251 or by email request at info@amesnational.com.

ITEM 2.  PROPERTIES

The Company's office is housed in the main office of First National located at 405 Fifth Street, Ames, Iowa and occupies approximately 3,357 square feet. This space is leased by the Company from First National pursuant to a lease agreement that provides the Company will make available for use by First National an equal amount of interior space at the Company's building located at 2330 Lincoln Way in lieu of rental payments. The main office is owned by First National free of any mortgage and consists of approximately 45,000 square feet and includes a drive through banking facility. In addition to its main office, First National conducts its business through two full-service offices, the North Grand office and the University office, and one super-market location, the Cub Food office. All offices are located within the city of Ames. The North Grand office is owned by First National free of any mortgage. The University office is located in a 16,000 square foot multi-tenant property owned by the Company. A 24-year lease agreement with the Company was modified in 2002 to provide that an equal amount of interior space will be made available to the Company at First National's main office at 405 Fifth Street in lieu of rental payments. First National will continue to rent the drive-up facilities of approximately 1,850 square feet at this location for $1,200 per month. The Cub Foods office is leased by First National from Super Valu Stores under a 20 year lease with a five year initial term and three, five year renewal options. The current annual rental payment is $19,000.

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

The only property onwed by the Company owns is located at 2330 Lincoln Way, Ames, Iowa consisting of a multi tenant building of approximately 16,000 square feet. First National leases 5,422 square feet of this building to serve as its University Office. 800 square feet of the remaining space is currently leased to two tenants who occupy the space for business purposes and the remaining 7,058 square feet of rentable space is currently unoccupied. The Company entered into a real estate contract on July 14, 2003 to purchase real estate adjacent to 2330 Lincoln Way at 2318 Lincoln Way for a total purchase price of $400,000. The 2318 Lincoln Way property consists of a single story commercial building with 2,400 square feet of leased space that is currently occupied by one tenant for business purposes. As of February 27, 2004, the contract has not closed; however, the agreement specifies that the closing of the contract will take place no later than July 31, 2006.

ITEM 3.  LEGAL PROCEEDINGS

The Banks are from time to time parties to various legal actions arising in the normal course of business. The Company believes that there is no threatened or pending proceeding against the Company or any of the Banks which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company or the Banks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

On February 27, 2004, the Company had approximately 615 shareholders of record. The Company's common stock is traded in the over-the-counter market under the symbol "ATLO". Trading in the Company's common stock is, however, relatively limited. Market makers in the stock include Piper Jaffray, 515 Grand Ave, Ames, Iowa 50010 (515-233-4064); Howe Barnes Investments, Inc., 135 So. LaSalle, Chicago, IL 60603 (312-655-3000); and Monroe Securities, Inc., 47 State St., Rochester, NY 14614 (800-766-5560). Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows (which prices do not include retail mark-up, mark-down or commissions):

              2003                                            2002
---------------------------------                -------------------------------
          Sales Price                                      Market Price
---------------------------------                -------------------------------
Quarter           High      Low                  Quarter          High      Low
--------------------------------------------------------------------------------
   1st .......   $48.90   $46.05                    1st .......  $40.00   $39.00
   2nd .......    55.25    51.50                    2nd .......   45.00    40.00
   3rd .......    57.25    53.10                    3rd .......   46.75    43.00
   4th .......    59.75    56.75                    4th .......   47.50    45.90

The Company declared aggregate annual cash dividends in 2003 and 2002 of $7,142,000 and $6,820,000, respectively, or $2.28 per share in 2003 and $2.18 per share in 2002. On February 11, 2004, the Company declared an aggregate cash dividend of $1,441,000 or $.46 per share. Quarterly dividends declared during the last two years were as follows:

                                          2003                       2002
                                   ---------------------------------------------
                                     Cash dividends             Cash dividends
Quarter                            declared per share         declared per share
--------------------------------------------------------------------------------

  1st                                     $0.44                      $0.42
  2nd                                      0.92                       0.88
  3rd                                      0.46                       0.44
  4th                                      0.46                       0.44

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

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2003 through 1999 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

                                                                    Year Ended December 31
                                             ------------------------------------------------------------------
                                                       (dollars in thousands, except per share amounts)
                                             ------------------------------------------------------------------
                                                  2003         2002         2001          2000           1999
                                             ------------------------------------------------------------------
STATEMENT OF INCOME DATA
Interest income ..........................   $   35,314    $   36,270    $   41,474    $   44,018    $   40,361
Interest expense .........................       10,339        11,663        18,883        24,261        19,981
                                             ------------------------------------------------------------------
Net interest income ......................       24,975        24,607        22,591        19,757        20,380
Provision for loan losses ................          645           688           898           460           166
                                             ------------------------------------------------------------------
Net interest income after provision for
loan losses ..............................       24,330        23,919        21,693        19,297        20,214
Noninterest income .......................        6,435         5,135         5,080         4,130         5,750
Noninterest expense ......................       14,819        13,276        11,587        10,712        11,208
                                             ------------------------------------------------------------------
Income before provision for income tax ...       15,946        15,778        15,186        12,715        14,756
Provision for income tax .................        4,321         4,438         4,639         3,596         4,429
                                             ------------------------------------------------------------------
Net Income ...............................   $   11,625    $   11,340    $   10,547    $    9,119    $   10,327
                                             ==================================================================

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared ..................   $    7,142    $    6,820    $    5,187    $    4,932    $    4,664
CAsh dividends declared per share ........         2.28          2.18          1.66          1.58          1.50
Basic and diluted earnings per share .....         3.71          3.63          3.38          2.92          3.31
Weighted average shares outstanding ......    3,131,224     3,127,285     3,123,885     3,120,375     3,118,427

BALANCE SHEET DATA
Total assets .............................   $  752,786    $  677,229    $  622,280    $  619,385    $  605,881
Net loans ................................      355,533       329,593       323,043       344,015       309,652
Deposits .................................      619,549       550,622       511,509       493,429       484,620
Stockholders' equity .....................      107,325       101,523        93,622        86,177        76,073
Equity to assets ratio ...................       14.26%        14.99%        15.04%        13.91%        12.56%

FIVE YEAR FINACNIAL PERFORMANCE
Net income ...............................   $   11,625    $   11,340    $   10,547    $    9,119    $   10,327
Average assets ...........................      726,945       635,816       616,971       626,560       594,441
Average stockholders' equity .............      104,141        98,282        91,373        80,081        80,074

Return on assets (net income divided
  by average assets) .....................        1.60%         1.78%         1.71%         1.46%         1.74%
Return on equity (net income by
  average equity) ........................       11.16%        11.54%        11.54%        11.39%        12.90%
Efficiency ratio (noninterest expense
  divided by noninterest income plus
  net interest income) ...................       47.18%        44.64%        41.87%        44.84%        42.89%
Dividend payout ratio (dividends per
  share divided by net income per share) .       61.46%        60.05%        49.11%        54.11%        45.32%
Dividend yield (dividends per share
  divided by closing year-end market
  price) .................................        3.91%         4.69%         4.15%         2.87%         2.73%
Equity to assets ratio (average equity
  divided by average assets) .............       14.33%        15.46%        14.81%        12.78%        13.47%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ames National Corporation (Company) is a bank holding company established in 1975 that owns and operates five bank subsidiaries (Banks) in central Iowa. The following discussion is provided for the consolidated operations of the Company and its Banks, First National, State Bank, Boone Bank, Randall-Story Bank and United Bank. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services. The Banks also offer investment services through a third-party broker dealer. The Company employs eight individuals to assist with financial reporting, human resources, audit, compliance, technology systems and the coordination of management activities, in addition to 177 full-time equivalent individuals employed by the Banks.

The Company's primary competitive strategy is to utilize seasoned and competent Bank management and local decision making authority to provide customers with faster response times and more flexibility in the products and services offered. This strategy is viewed as providing an opportunity to increase revenues through creating a competitive advantage over other financial institutions. The Company also strives to remain operationally efficient to provide better profitability while enabling the Company to offer more competitive loan and deposit rates.

The principal sources of Company revenues and cashflow are: (i) interest and fees earned on loans made by the Banks; (ii) service charges on deposit accounts maintained at the Banks; (iii) interest on fixed income investments held by the Banks; (iv) fees on trust services provided by those Banks exercising trust powers; and (v) securities gains and dividends on equity investments held by the Company and the Banks. The Company's principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Bank's loan and deposit functions; and (iv) occupancy expenses for maintaining the Banks' facilities. The largest component contributing to the Company's net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings). One of management's principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company reported record net income of $11,625,000 for the year ended December 31, 2003 compared to $11,340,000 and $10,547,000 reported for the years ended December 31, 2002 and 2001, respectively. This represents an increase of 2.5% when comparing 2003 and 2002, and an increase of 7.5% when comparing 2002 and 2001. The improvement in net income for 2003 can be attributed primarily to higher net interest income, secondary market income and security gains. The gain in earnings in 2002 over 2001 relate primarily to much lower interest expense in 2002. Earnings per share for 2003 were a record $3.71 compared to $3.63 in 2002 and $3.38 in 2001. United Bank, which commenced operation in June of 2002, is expected to be profitable in 2004 in contrast to the $465,000 loss posted in 2003. The other four Banks continued profitable operations during 2003.

The Company's return on average equity for 2003 was 11.16% versus 11.54% in both 2002 and 2001. The decline in return on average equity is primarily the result of a higher average level of equity in 2003 relating to net unrealized gains on securities available for sale. The average net unrealized gain on securities available for sale was $8,287,000 in 2003 as compared to $6,225,000 in 2002. The Company's return on average assets for 2003 was 1.60% compared to 1.78% in 2002 and 1.71% in 2001. The decline in the return on average assets in 2003 can be attributable to growth in assets and the operating loss generated by United Bank as a newly chartered bank.

The following management discussion and analysis will provide a summary review of important items relating to:

o    Challenges
o    Key Performance Indicators and Industry Results
o    Income Statement Review
o    Balance Sheet Review
o    Asset Quality and Credit Risk Management
o    Liquidity and Capital Resources
o    Interest Rate Risk
o    Inflation
o    Forward-Looking Statements and Business Risks

Challenges

Management has identified certain challenges that may negatively impact the Company's revenues in the future and is attempting to position the Company to best respond to those challenges.

o Interest rates at historic lows may present a challenge to the Company by increasing the possibility of a rapid increase in interest rates. Such an increase may negatively impact the Company's net interest margin if interest expense increases more quickly than interest income. The Company's earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabiliites reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks' interest rate risk positions.

o The volume of mortgage loan refinancing is expected to decline in 2004. This slowdown will have a negative impact on the Company's noninterest income as the refinancing activity generated record secondary market income of $1,155,000 in 2003. The Banks are focusing more attention on relationships with local real estate agents in an effort to expand the mortgage loan fees derived from home purchases as refinancing activity begins to diminish.

o The Company's market in central Iowa has numerous banks, credit unions, investment and insurance companies competing for similar business opportunities. This competitive environment will continue to put downward pressure on the Banks' net interest margins and thus affect profitability. Activities the Company is undertaking to address this challenge include additional focus on improving customer service, packaging products to provide more convenience for customers, and remaining operationally efficient to maintain profitability with lower net interest margins.

o A potential challenge to the Company's earnings would be poor performance in the Company's equity portfolio, thereby reducing the historical level of realized security gains. The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks totaling nearly $25 million as of December 31, 2003. The Company focuses on stocks that have historically paid dividends that may lessen the negative effects of a bear market.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 9,182 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company's performance from quarter to quarter and to determine how the Company's operations compare to the industry as a whole.

Selected Indicators for the Company and the Industry

                                      Year Ended December 31,
                    ------------------------------------------------------------
                           2003                2002                 2001
                    ------------------------------------------------------------
                    Company   Industry   Company   Industry   Company   Industry

Return on assets .     1.60%    1.38%      1.78%     1.30%      1.71%     1.14%

Return on equity .    11.16%   15.04%     11.54%    14.14%     11.54%    12.97%

Net interest .....     4.02%    3.73%      4.51%     3.96%      4.19%     3.78%

Efficiency ratio .    47.18%   56.59%     44.64%    56.00%     41.87%    57.72%

Capital ratio ....    14.33%    7.88%     15.46%     7.87%     14.81%     7.78%

Key performances indicators include:

o    Return on Assets

     This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. Although the Company's return on assets ratio compares favorably to that of the industry, this ratio declined in 2003 as compared to 2002 as assets grew more quickly in relation to net income, primarily as the result of the growth at United Bank.

o    Return on Equity

     This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders' equity investment in the Company. The Company's return on equity ratio is below that of the industry primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on equity is trending downward as a result of its increasing total equity capital. In 1999, total equity capital totaled $76,073,000 (including a net unrealized loss on securities available for sale of $2,026,000) compared to December 31, 2003 total equity capital of $107,325,000 (including net unrealized gains on securities of $8,916,000).

o    Net Interest Margin

     The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit and other borrowings. The Company's net interest margin compares favorably to the industry; however, management expects the competitive nature of the Company's market environment to put downward pressure on the Company's margin.

o    Efficiency Ratio

     This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company's ability to manage noninterest expenses. The Company's efficiency ratio compares favorably to the industry's average. The costs associated with chartering United Bank have increased the ratio the past two years.

o    Capital Ratio

     The capital ratio is calculated by dividing total equity capital by total assets. It measures the level of assets that are funded by shareholders' equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company's capital ratio is significantly higher than the industry average.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2003:

Led by rising income at credit-card lenders and large commercial banks, the 9,182 commercial banks and savings institutions insured by the FDIC reported record-high earnings in the fourth quarter of 2003, the fourth consecutive quarter that industry earnings have set a record. Net income totaled $31.1 billion, an increase of $755 million (2.5%) over the third quarter, and $5.7 billion (22.3%) more than the industry earned in the fourth quarter of 2002. The average return on assets was 1.38%, up from 1.36% in the third quarter, and well above the 1.22% of a year earlier. The greatest improvement in profitability occurred at large institutions, whose earnings had been depressed by credit losses on loans to large corporate borrowers and by weakness in market-sensitive noninterest revenues. Fewer than half of all institutions (45.0%) reported a return on assets of 1% or higher for the quarter. Slightly more than half (52.7%) reported increased net income compared to the fourth quarter of 2002, but only 45.4% reported higher quarterly return on assets.

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the last three years.

Critical Accounting Policies

The discussion contained in this Item 7 and other disclosures included within this report are based on the Company's audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements" accompanying the Company's audited financial statements. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policy to be that related to the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses that is treated as an expense and charged against earnings. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company's market area and the expected trend of the economic conditions. To the extent actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or lesser than future charge-offs.

Average Balances and Interest Rates

The following two tables are used to calculate the Company's net interest margin. The first table includes the Company's average assets and the related income to determine the average yield on earning assets. The second table includes the average liabilities and related expense to determine the average rate paid on interest bearing liabilities. The net interest margin is equal to the interest income less the interest expense divided by average earning assets.

ASSETS

                                               2003                          2002                          2001
                                   ---------------------------   ----------------------------   ----------------------------
                                   Average              Yield/   Average                Yield   Average               Yield
                                   Balance    Revenue    Rate    Balance    Revenue      Rate   Balance    Revenue     Rate
      (dollars in thousands)       -----------------------------------------------------------------------------------------
Interest-earning assets
Loans:
  Commercial ...................   $ 38,288   $  2,163   5.65%   $ 42,948   $  3,042     7.08%  $ 49,081   $  4,107    8.37%
  Agricultural .................     25,962      1,783   6.87%     25,274      1,895     7.50%    28,302      2,492    8.81%
  Real estate ..................    264,494     16,909   6.39%    229,805     16,929     7.37%   240,382     19,458    8.09%
  Consumer and other ...........     21,068      1,342   6.37%     19,494      1,341     6.88%    23,675      1,834    7.75%
                                   -----------------------------------------------------------------------------------------
Total loans (including fees) ...   $349,812   $ 22,197   6.35%   $317,521   $ 23,207     7.31%  $341,440   $ 27,891    8.17%

Investment securities:
  Taxable ......................   $162,273   $  7,925   4.88%   $142,089   $  8,414     5.92%   $146,213   $  9,303   6.36%
  Tax-exempt ...................    101,482      6,820   6.72%     78,171      5,797     7.42%     68,001      5,210   7.66%
                                   -----------------------------------------------------------------------------------------
Total investment securities ....   $263,755   $ 14,745   5.59%   $220,260   $ 14,211     6.45%   $214,214   $ 14,513   6.78%

Interest bearing deposits ......   $  4,511   $     62   1.37%   $    534   $     14     2.62%   $    251   $     13   5.18%
Federal funds sold .............     60,293        628   1.04%     51,206        810     1.58%     25,953        829   3.19%
                                   -----------------------------------------------------------------------------------------
Total Interest-earning assets ..   $678,371   $ 37,632   5.55%   $589,521   $ 38,242     6.49%   $581,858   $ 43,246   7.43%

Noninterest-earning assets

Cash and due from banks ........   $ 27,733                      $ 28,206                        $ 21,040
Premises and equipment, net ....      8,599                         7,912                           5,892
Other, less allowance for loan
  losses .......................     12,242                        10,177                           8,181
                                   --------                      --------                        --------
Total noninterest-earning assets   $ 48,574                      $ 46,295                        $ 35,113
                                   --------                      --------                        --------

TOTAL ASSETS ...................   $726,945                      $635,816                        $616,971
                                   ========                      ========                        ========

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 34%.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                              2003                           2002                           2001
                                 ----------------------------    ---------------------------    ---------------------------
                                  Average    Revenue/   Yield    Average    Revenue/   Yield    Average    Revenue/   Yield
                                  Balance    Expense     Rate    Balance    Expense     Rate    Balance    Expense     Rate
    (dollars in thousands)        -----------------------------------------------------------------------------------------
Interest-bearing liabilities
Deposits:
  Savings, NOW accounts,
    and money markets .........   $298,885   $  2,758    0.92%   $260,426   $  3,393    1.30%   $228,908   $  5,727    2.50%
  Time deposits < $100,000 ....    170,534      5,480    3.21%    152,703      6,107    4.00%    158,625      8,736    5.51%
  Time deposits > $100,000 ....     65,759      1,807    2.75%     51,428      1,898    3.69%     58,253      3,329    5.71%
                                  --------------------------------------------------------------------------------------------
Total deposits ................   $535,178   $ 10,045    1.88%   $464,557   $ 11,398    2.45%   $445,786   $ 17,792    3.99%
Other borrowed funds ..........     19,588        293    1.50%     13,887        265    1.91%     23,008      1,091    4.74%
                                  ------------------------------------------------------------------------------------------
Total Interest-bearing ........   $554,766   $ 10,338    1.86%   $478,444   $ 11,663    2.44%   $468,794   $ 18,883    4.03%
                                  ------------------------------------------------------------------------------------------

Noninterest-bearing liabilities

Demand deposits ...............   $ 59,614                       $ 53,318                       $ 51,113
Other liabilities .............      8,424                          5,772                          5,691
                                  --------                       --------                       --------

Stockholders' equity ..........   $104,141                       $ 98,282                       $ 91,373
                                  --------                       --------                       --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY ..........   $726,945                       $635,816                       $616,971
                                  ========                       ========                       ========

Net interest income ...........              $ 27,294    4.02%              $ 26,579    4.51%              $ 24,363    4.19%
                                             ========                       ========                       ========
Spread Analysis:
  Interest income/average
    assets ....................              $ 37,632    5.18%              $ 38,242    6.01%              $ 43,246    7.01%
  Interest expense/average
    assets ....................                10,338    1.42%                11,663    1.83%                18,883    3.06%
  Net interest income/average .                27,294    3.76%                26,579    4.18%                24,363    3.95%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate interest income decreased $20,000 in 2003 compared to 2002. An increased volume of real estate loans added $2,384,000 in income in 2003; however, lower interest rates reduced interest income in 2003 by $2,404,000, a net difference of $20,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

        (dollars in thousands)                 2003 Compared to 2002             2002 Compared to 2001
                                           ------------------------------   -----------------------------
                                           Volume       Rate      Total      Volume      Rate      Total
                                           --------------------------------------------------------------
Interest income
Loans:
  Commercial ...........................   $  (307)   $  (572)   $  (879)   $  (477)   $  (588)   $(1,065)
  Agricultural .........................        50       (162)      (112)      (250)      (347)      (597)
  Real estate ..........................     2,384     (2,404)       (20)      (836)    (1,693)    (2,529)
  Consumer and other ...................       104       (103)         1       (301)      (192)      (493)
                                           --------------------------------------------------------------
Total loans (including fees) ...........   $ 2,231    $(3,241)   $(1,010)   $(1,864)   $(2,820)   $(4,684)
Investment securities:
  Taxable ..............................   $ 1,103    $(1,592)   $  (489)   $  (257)   $  (632)   $  (889)
  Tax-exempt ...........................     1,608       (585)     1,023        755       (168)       587
                                           --------------------------------------------------------------
Total investment
securities .............................   $ 2,711    $(2,177)   $   534    $   498    $  (800)   $  (302)
Interest bearing deposits with banks ...        58        (10)        48         10         (9)         1
Federal funds sold .....................       127       (309)      (182)       538       (557)       (19)
                                           --------------------------------------------------------------
Total Interest-earning assets ..........   $ 5,127    $(5,737)   $  (610)   $  (818)   $(4,186)   $(5,004)
Interest-bearing liabilities
Deposits:
  Savings, NOW accounts, and money
    markets ............................   $   452    $(1,086)   $  (634)   $   704    $(3,038)   $(2,334)
  Time deposits < $100,000 .............       663     (1,290)      (627)      (314)    (2,315)    (2,629)
  Time deposits > $100,000 .............       457       (548)       (91)      (431)    (1,000)    (1,431)
                                           --------------------------------------------------------------
Total deposits .........................   $ 1,572    $(2,924)   $(1,352)   $   (41)   $(6,353)   $(6,394)
Other borrowed funds ...................        93        (68)        25       (330)      (496)      (826)
                                           --------------------------------------------------------------
Total Interest-bearing liabilities .....   $ 1,665    $(2,992)   $(1,327)   $  (371)   $(6,849)   $(7,220)
                                           --------------------------------------------------------------
Net interest income/earning assets .....   $ 3,462    $(2,745)   $   717    $  (447)   $ 2,663    $ 2,216
                                           ==============================================================

1 The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company's largest component contributing to net income is net interest income, which is the difference between interest earned on earning assets (which are primarily loans and investments) and interest paid on interest bearing liabilities (which are primarily deposits and other borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. See the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2003, 2002 and 2001, the Company's net interest margin was 4.02%, 4.51% and 4.19%, respectively. The decline in the net interest margin in 2003 is attributable to growth in assets and repricing of loans and investments at lower yields than those attainable prior to 2003. The Banks' net interest margins, excluding United Bank, declined by approximately 30 basis points while the net interest margin for United Bank in 2003 was 1.53% on average earning assets of $54,847,000. The improved net interest margin in 2002 as compared to 2001 is attributable to the Company being able to lower rates paid on deposits and other borrowings more quickly than rates declined on loans and investments.

Unless interest rates increase significantly in 2004, management expects average yields on assets will likely fall again in 2004 as assets continue to reprice. Also, the high level of competition in the local markets will continue to put downward pressure on the net interest margin of the Company into the foreseeable future. Currently, the Company's largest market, Ames, Iowa, has seven banks, three thrifts, four credit unions and several other financial investment companies. Multiple banks are also located in the Company's other communities creating similarly competitive environments.

Net interest income during 2003, 2002 and 2001 totaled $24,975,000,  $24,608,000 and $22,591,000, respectively, representing a 1.50% increase in 2003 from 2002 and an 8.93% increase in 2002 compared to 2001. Income earned on a higher volume of earning assets exceeded the interest expense on interest bearing liabilities utilized to fund those assets allowing the Company to increase its net interest income in 2003 compared to 2002. The higher net interest income in 2002 results from the Company being able to lower rates paid on deposits and other borrowings more quickly than rates declined on loans and investments. Interest expense in 2003 verus 2002 was 11.35% lower compared to a much larger reduction in 2002 compared to 2001 to 38.23% reflecting the decline in market interest rates.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company provided $645,000 for loan losses during 2003 compared to $688,000 in 2002 and $898,000 in 2001. Provision expense was higher in 2001 versus 2002 and 2003 as the result of deterioration in the commercial lease portfolio in 2001. The growth of the loan portfolio and necessary loan reserves at United Bank increased the provision for loan losses by $314,000 in 2003 compared to $166,000 in 2002 which represented 48.65% of the Company's provision expense in 2003. See the Asset Quality and Credit Risk Management discussion for additional detail with regard to loan loss provision expense.

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

Noninterest Income and Expense

Total noninterest income is comprised primarily of fee based revenues from trust and agency services, bank related service charges on deposit activities, net securities gains generated primarily by the Company's equity holdings, merchant and ATM fees related to electronic processing of merchant and cash transactions and secondary market income.

Noninterest income during 2003, 2002 and 2001 totaled $6,435,000, $5,135,000 and $5,080,000, respectively, representing a 25.33% increase in 2003 from 2002 and a 1.08% increase in 2002 compared 2001. Both secondary market income and net securities gains increased over 56% in 2003 from 2002. Low interest rates fueled a record year in secondary market income through mortgage refinancings and the Company realized a higher level of securities gains through liquidating equity holdings that no longer fit the Company's long term investment strategy. Both secondary market income and net security gains are expected to be lower in 2004. The increased non interest income in 2002 is the result of improved profitability of trust, secondary market and automated teller machine business, offset by lower security gains.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Historically, the Company has not had any material expenses relating to discontinued operations, extraordinary losses or adjustments from a change in accounting principles. Salaries and employee benefits are the largest component of the Company's operating expenses and comprise 61.03% of noninterest expenses in 2003.

Noninterest expense during 2003, 2002 and 2001 totaled $14,820,000,  $13,276,000 and $11,587,000, respectively, representing an 11.63% increase in 2003 versus 2002 and a 14.57% increase in 2002 compared to 2001. An increase in salaries and employee benefits was the largest contributor to the increase in operating expenses in both 2003 and 2002. United Bank had operating expenses in 2003 and 2002 of $1,418,000 and $698,000, respectively, increasing all overhead expense categories in comparison to those of 2001. Another factor leading to the increase in operating expenses in 2003 was the additional employees and higher salaries at First National. The percentage of noninterest expense to average assets was 2.04% in 2003, compared to 2.09% and 1.88% during 2002 and 2001, respectively.

Provision for Income Taxes

The provision for income taxes for 2003, 2002 and 2001 was $4,321,000, $4,438,000 and $4,639,000, respectively. This amount represents an effective tax rate of 27.10% during 2003, compared to 28.13% and 30.54% for 2002 and 2001, respectively. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

The Company's ssets are comprised primarily of loans and investment bonds. Average earning asset maturity or repricing dates are less than five years for the combined portfolios as the assets are funded for the most part by short term deposits with either immediate availability or less than one year average maturities. This exposes the Company to risk with regard to changes in interest rates that are more fully explained in Item 7A of this Report entitled "Quantitative and Qualitative Disclosures about Interest Rate Risk".

Total assets increased to $752,786,000 in 2003 compared to $677,229,000 in 2002, an 11.16% increase. The growth of United Bank to $68,397,000 in total assets from the $30,355,000 posted at the end of 2002 was the most significant asset growth factor. Boone Bank and Randall-Story Bank also posted double digit growth in assets.

Loan Portfolio

Net loans (defined as gross loans less deferred loan fees and the allowance for loans losses) for the year ended December 31, 2003, increased to $355,533,000 from $329,543,000 as of December 31, 2002, an increase of 7.89%. The increase in loan volume can be primarily attributed to growth in the commercial, commercial real estate and residential loan portfolios at United Bank. Loans are the primary contributor to the Company's revenues and cashflows. The average tax-equivalent yield on loans was 76 and 86 basis points higher in 2003 and 2002, respectively, than the investment portfolio yields for the same periods in the previous year excluding short term federal funds sold and interest bearing deposit with banks.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2003.

                                   ----------------------------------------------------
                                     2003       2002       2001       2000       1999
      (dollars in thousands)       ----------------------------------------------------
Real Estate
  Construction .................   $ 13,126   $ 13,518   $ 12,677   $ 12,221   $  9,062
  1-4 family residential .......     84,645     81,239     84,379     97,663     89,171
  Commercial ...................    150,723    136,351    117,211    112,415     98,840
  Agricultural .................     24,297     21,693     21,029     21,095     19,999
Commercial .....................     38,555     40,097     45,631     53,955     48,920
Agricultural ...................     27,815     26,022     27,367     28,199     25,575
Consumer and other .............     23,242     19,921     20,920     24,576     23,897
                                   ----------------------------------------------------
Total loans ....................    362,403    338,841    329,214    350,124    315,464
Deferred loan fees, net ........        819        777        725        736        826
                                   ----------------------------------------------------
Total loans net of deferred fees   $361,584   $338,064   $328,489   $349,388   $314,638
                                   ====================================================

The Company's loan portfolio consists of real estate loans, commercial loans, agricultural loans and consumer loans. As of December 31, 2003, gross loans totaled approximately $362 million, which equals approximately 58% of total deposits and 48% of total assets. For the Company's peer group, 347 bank holding companies with total assets of $500 to $1,000 million, loan to deposit ratio as of September 30, 2003 was a much higher 83%. The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy. As of December 31, 2003, the majority of the loans were originated directly by the Banks to borrowers within the Banks' principal market areas. There are no foreign loans outstanding during the years presented.

Real estate loans include various types of loans for which the Banks hold real property as collateral and consist of loans primarily on commercial properties and single family residences. Real estate loans typically have fixed rates for up to five years, with the Company's loan policy having a maximum fixed rate maturity of up to 15 years. The majority of construction loan volume is to contractors to construct commercial buildings and generally have maturities of up to 12 months. The Banks originate residential real estate loans for sale to the secondary market for a fee.

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

Agricultural loans play an important part in the Banks' loan portfolios. Iowa is a major agricultural state and is a national leader in both grain and livestock production. The Banks play a significant role in their communities in financing operating, livestock and real estate activities for area producers.

Consumer loans include loans extended to individuals for household, family and other personal expenditures not secured by real estate. The majority of the Banks' consumer lending is for vehicles, consolidation of personal debts, household appliances and improvements.

The interest rates charged on loans vary with the degree of risk and the amount and maturity of the loan. Competitive pressures, market interest rates, the availability of funds and government regulation further influence the rate charged on a loan. The Banks follow a loan policy, which has been approved by both the boards of directors of the Company and the Banks, and is overseen by both Company and Bank management. These policies establish lending limits, review and grading criteria and other guidelines such as loan administration and allowance for loan losses. Loans are approved by the Banks' board of directors and/or designated officers in accordance with respective guidelines and underwriting policies of the Company. Loans to one borrower are limited by applicable state and federal banking laws. Credit limits generally vary according to the type of loan and the individual loan officer's experience.

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2003

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties. The maturity of fixed rate loans and the volume of variable rate loans are relevant as an indicator of the Company's ability to reprice loans in relation to changes in market interest rates.

                                               After one
                                                year but
                                     Within      within       After
                                    One Year   five years  five years     Total
       (dollars in thousands)       --------------------------------------------

Real Estate
  Construction .................    $ 10,868    $  2,110    $    148    $ 13,126
  1-4 family residential .......       3,807      34,544      46,294      84,645
  Commercial ...................      14,504     104,023      32,196     150,723
  Agricultural .................       1,317       5,296      17,684      24,297
Commercial .....................      22,835      13,804       1,916      38,555
Agricultural ...................      17,992       5,446       4,377      27,815
Consumer and other .............       3,804      12,908       6,530      23,242
                                    --------------------------------------------
Total loans ....................    $ 75,127    $178,131    $109,145    $362,403
                                    ============================================

                                                    After one
                                                    year but
                                                     within              After
                                                   five years         five years
                                                   -----------------------------
Loan maturities after one year with:
Fixed rates ............................            $150,610            $ 21,456
Variable rates .........................              27,521              87,689
                                                    ----------------------------
                                                    $178,131            $109,145

Loans Held For Sale

Mortgage origination funding awaiting delivery to the secondary market totaled $859,000 and $2,713,000 as of December 31, 2003 and 2002, respectively.
Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2003 were $323,116,000, an increase of $78,541,000 or 32% from the prior year end. As of December 31, 2003 and 2002, the investment portfolio comprised 43% and 36%, respectively, of total assets.

The following table presents the market values, which represent the carrying values due to the available-for-sale classification, of the Company's investment portfolio as of December 31, 2003, 2002 and 2001, respectively. This portfolio provides the Company with a significant amount of liquidity since all of the investments are considered available for sale as of December 31, 2003 and 2002.

                                                2003         2002         2001
                   (dollars in thousands)     ----------------------------------

U.S. treasury securities ................     $  2,229     $  4,208     $ 12,548
U.S. government agencies ................      118,637       85,780       60,858
State and political subdivisions ........      105,963       70,516       63,109
Corporate bonds .........................       63,586       56,357       51,106
Equity securities .......................       32,701       27,714       26,157
                                              ----------------------------------
Total ...................................     $323,116     $244,575     $213,778
                                              ==================================

Investments  in  states  and  political   subdivisions  represent  purchases  of
municipal bonds located primarily in the state of Iowa and contiguous states.

Investment in other securities includes corporate debt obligations of companies located and doing business throughout the United States. The debt obligations were all within the credit ratings acceptable under the Banks' investment policies. As of December 31, 2003, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders' equity. The equity securities portfolio consists primarily of financial and utility stocks as of December 31, 2003, 2002, and 2001.

Investment Maturities as of December 31, 2003

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The maturities of the investments are relevant as an indicator of the Company's ability to reprice these earning assets in relation to changes in market interest rates.

                                                 After one    After five
                                                  year but     years but
                                      Within       within        within       After
                                     One Year    five years    ten years    ten years     Total
      (dollars in thousands)         ------------------------------------------------------------
U.S. treasury ....................   $  1,690    $     --      $    539     $     --     $  2,229
U.S. government agencies .........     15,378      55,930        36,753       10,576      118,637
States and political subdivisions       7,806      22,847        41,637       33,673      105,963
Corporate bonds ..................      3,056      37,304        22,722          504       63,586
                                     ------------------------------------------------------------
Total ............................   $ 27,930    $116,081      $101,651     $ 44,753     $290,415

Weighted average yield
U.S. treasury ....................      4.22%         --%          5.19%         --%        4.44%
U.S. government agencies .........      4.98%       3.63%          4.30%       4.89%        4.11%
States and political subdivisions*      5.61%       6.27%          6.91%       6.36%        6.50%
Corporate bonds ..................      6.21%       5.02%          5.82%       6.40%        5.37%
                                     ------------------------------------------------------------
Total ............................      5.25%       4.60%          5.71%       6.01%        5.26%

* Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

Deposits

Total deposits equaled $619,461,000 and $550,622,000 as of December 31, 2003 and 2002, respectively. The increase of $68,927,000 can be attributed to deposit growth at four of the five Banks with United Bank and First National posting the largest increases of $36,997,000 and $20,717,000, respectively. Average deposits for the year ended December 31, 2003 were $76,917,000 higher than the same period in 2002. Deposit categories seeing the largest balance increases were NOW accounts and other time certificates under $100,000.

The Company's primary source of funds is customer deposits. The Company attempts to attract noninterest-bearing deposits, which are a low cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company's need for funds. While nearly 64% of the Banks' certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates are not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company's operation and liquidity. The Company traditionally has not relied upon brokered deposits and does not anticipate utilizing such funds at the present time.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2003, 2002 and 2001.

                                             2003                2002                2001
                                      --------------------------------------------------------
                                       Amount    Rate      Amount    Rate      Amount    Rate
          (dollars in thousands)      --------------------------------------------------------
Noninterest bearing demand deposits   $ 59,614     --%    $ 53,318     --%    $ 51,113     --%
Interest bearing demand deposits ..    130,138   0.70%     115,494   1.00%     103,529   2.01%
Money market deposits .............    143,478   1.20%     120,446   1.71%     101,267   3.23%
Savings deposits ..................     25,269   0.50%      24,486   0.71%      24,112   1.56%
Time certificates < $100,000 ......    170,534   3.21%     152,703   4.00%     158,625   5.51%
Time certificates > $100,000 ......     65,759   2.75%      51,428   3.69%      58,253   5.71%
                                      --------            --------            --------
                                      $594,792            $517,875            $496,899
                                      ========            ========            ========

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2003, 2002 and 2001.

                                               2003          2002         2001
         (dollars in thousands)              -----------------------------------
3 months or less .....................       $23,801       $15,162       $16,771
Over 3 through 12 months .............        29,896        25,939        24,590
Over 12 through 36 months ............        11,374         9,281         4,765
Over 36 months .......................         4,416         4,182         1,590
                                             -----------------------------------
Total ................................       $69,487       $54,564       $47,716
                                             ===================================

Borrowed Funds

Borrowed funds that may be utilized by the Company are comprised of Federal Home Loan Bank (FHLB) advances, federal funds purchased and repurchase agreements. Borrowed funds are an alternative funding source to deposits and can be used to fund the Company's assets and unforeseen liquidity needs. FHLB advances are loans from the FHLB that can mature daily or have longer maturities for fixed or floating rates of interest. Federal funds purchased are borrowings from other banks that mature daily. Securities sold under agreement to repurchase (repurchase agreements) are similar to deposits as they are funds lent by various Bank customers; however, the bank pledges investment securities to secure such borrowings. The Company's repurchase agreements normally reprice daily. The Company does not have any FHLB advances or federal funds purchased outstanding as of December 31, 2003.

The following table summarizes the outstanding amount of and the average rate on borrowed funds as of December 31, 2003, 2002 and 2001.

                                    2003               2002                2001
                              ----------------   -----------------   -----------------
                                       Average             Average             Average
                              Balance   Rate     Balance     Rate    Balance     Rate
  (dollars in thousands)      --------------------------------------------------------
FHLB advances .............   $    --     --%    $    --      --%    $ 1,000    5.21%
Federal funds purchased and
repurchase agreements .....    18,199   1.39%     18,326    1.50%     10,596    2.54%
                              --------------------------------------------------------
Total .....................   $18,199   1.39%    $18,326    1.50%    $11,596    2.77%
                              ========================================================

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on borrowed funds for the years ended December 31, 2003, 2002 and 2001.

                                                   2003                2002                2001
                                             ---------------------------------------------------------
                                             Average   Average   Average   Average   Average   Average
                                             Balance    Rate     Balance    Rate     Balance     Rate
         (dollars in thousands)              ---------------------------------------------------------
FHLB advances ............................   $    --      --     $    47    4.26%    $ 8,791    6.29%
Federal funds purchased
& repurchase agreements ..................    19,588    1.48%     13,840    1.91%     14,217    3.78%
                                             ---------------------------------------------------------
Total ....................................   $19,588    1.48%    $13,887    1.91%    $23,008    4.74%


Maximum Amount Outstanding during the year
  FHLB advances ..........................        --             $ 1,000             $16,000
  Federal funds purchased
  and repurchase agreements ..............   $22,728             $18,326             $25,400

Off Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company's commitments at December 31, 2003 and 2002 is as follows:

       (dollars in thousands)                              2003            2002
                                                         -----------------------

Commitments to extend credit ...................         $71,100         $59,410
Standby letters of credit ......................           1,741           1,490
                                                         -----------------------
                                                         $72,841         $60,900
                                                         =======================

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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies and is required in instances which the Banks deem necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitments were funded, the Banks would be entitled to seek recovery from the customer. At December 31, 2003 and 2002, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

Asset Quality Review and Credit Risk Management

The Company's credit risk is centered in the loan portfolio, which on December 31, 2003 totaled $355,533,000 as compared to $329,543,000 as of December 31,
2002, an increase of 7.87%. Net loans comprise 47% of total assets as of the end of 2003. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer's failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company's credit risk management efforts reflect an improving trend with regard to non-performing assets that total $2,346,000 as of December 31, 2003. The Company's level of problem assets as a percentage of assets of 0.31% compares favorably to the average for FDIC insured institutions as of September 30, 2003 of 0.77%.

Non-performing Assets

The   following   table  sets  forth   information   concerning   the  Company's
non-performing assets for the past five years ending December 31, 2003.

                                      ------------------------------------------
                                       2003     2002     2001     2000     1999
        (dollars in thousands)        ------------------------------------------

Non-performing assets:
Nonaccrual loans ..................   $1,756   $2,015   $2,692   $2,663   $  405
Loans 90 days or more past due ....      431      394      797      242      723
Restructured loans ................       --       --       --       --       --
                                      ------------------------------------------
                                       2,187    2,409    3,489    2,905    1,128
Other real estate owned ...........      159      295      159       75       41
                                      ------------------------------------------
Total non-performing assets .......   $2,346   $2,704   $3,648   $2,980   $1,169
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

Outstanding loans of $200,000 were placed on non-accrual status in 2003 with total non-accrual loans equaling $1,756,000 as of December 31, 2003. Outstanding loans of $383,000 were placed on non-accrual status in 2002 with total non-accrual loans equaling $2,015,000 as of December 31, 2002. Outstanding loans of $886,000 were placed on non-accrual status in 2001 with total non-accrual loans equaling $2,692,000 as of December 31, 2001. A real estate loan at First National with a December 31, 2003 and 2002 balance of $1,305,000 is the largest non-performing asset. For the years ended December 31, 2003, 2002 and 2001, interest income, which would have been recorded under the original terms of such loans was approximately $179,000, $160,000 and $243,000, respectively, with $177,000, $17,000 and $114,000, respectively, recorded. Loans greater than 90 days past due and still accruing interest were $431,000 and $394,000 at December 31, 2003 and 2002, respectively.

Summary of the Allowance for Loan Losses

The provision for loan losses represents an expense charged against earnings to maintain an adequate allowance for loan losses. The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower; a realistic determination of value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; an analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

The adequacy of allowance for loan losses is evaluated quarterly by management and the respective Bank boards. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth are sufficient to repay the loan; delinquent status; criticism of the loan in a regulatory examination; the accrual of interest has been suspended; or other reasons including when the loan has other special or unusual characteristics which warrant special monitoring.

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

                                      --------------------------------------------------------
                                         2003        2002        2001        2000       1999
          (dollars in thousands)      --------------------------------------------------------
Balance at beginning of period ....   $  5,758    $  5,446    $  5,373    $  4,986    $  4,846
Charge-offs:
Real Estate
   Construction ...................         24          --          --          --          --
   1-4 Family Residential .........          5          --          --          --          --
   Commercial .....................         --          40          --          --          18
   Agricultural ...................         --          --          --          --          --
Commercial ........................        392         235         768          55          --
Agricultural ......................         --          --          --          --          --
Consumer and other ................         43         155          83          96          41
                                      --------------------------------------------------------
                                           464         430         852         151          59
Recoveries:
Real Estate
   Construction ...................         --          --          --          --          --
   1-4 Family Residential .........         --          20          --          --          --
   Commercial .....................         --          --          --          --          16
   Agricultural ...................         --          --          --          --          --
Commercial ........................        100          14           8          66          --
Agricultural ......................         --          --          --          --          --
Consumer and other ................         12          20          19          12          17
                                      --------------------------------------------------------
                                           112          54          27          78          33

Net charge-offs (recoveries) ......        352         376         825          73          26
Additions charged to

operations ........................        645         688         898         460         166
                                      --------------------------------------------------------
Balance at end of period ..........   $  6,051    $  5,758    $  5,446    $  5,373    $  4,986


Average Loans Outstanding .........   $349,812    $317,521    $341,440    $339,115    $299,064

Ratio of net charge-offs during the
period to average loans
outstanding .......................       0.10%       0.12%       0.24%       0.02%       0.01%

Ratio of allowance for loan losses
to total loans net of deferred fees       1.67%       1.70%       1.65%       1.54%       1.58%

The allowance for loan losses increased to $6,051,000 at the end of 2003 in comparison to the allowance of $5,758,000 at year end 2002. The increase can be primarily attributed to the growth of general reserves at United Bank. As of December 31, 2003 and 2002, United Bank had allowance for loan losses of $480,000 and $166,000, respectively. The increase in the reserve levels in 2002 relate primarily to First National as the result of higher specific reserves for two problem credits identified by management prior to 2002 and a large specific reserve for a newly downgraded problem loan in 2002. Problem commercial leases identified at First National in 2001 led to higher provision expense, net charge-offs and specific reserves as credit weaknesses were identified in 2001. General reserve allocations remained consistent in 2003 with prior years.

General reserves for loan categories normally range from 1.00 to 1.30% of the outstanding loan balances. As loan volume increases, the general reserve levels increase with that growth. As the previous table indicates, loan provisions have stabilized since 2001 as net charge-offs, loan loss provision expense and the allowance for loan losses to total loans are similar for the twelve months ended 2003 and 2002. The general reserve loss factors have remained consistent over the five-year period presented. The allowance relating to commercial real estate and 1-4 family residential loans are the largest reserve components. Commercial real estate loans have higher general reserve levels than other real estate loans as management perceives more risk in this type of lending. Elements contributing to the higher risk level include susceptibility of businesses to changing environmental factors such as the economic business cycle, the larger individual loan amounts, a limited number of buyers and the specialized uses for some properties. As of December 31, 2003, commercial real estate loans have general reserves of 1.30% and 1-4 family residential loans, which management generally considers lower risk, have general reserves of 1.00%. The estimation methods and assumptions used in determining the allowance for the five years presented have remained consistent.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. For December 31, 2003 and 2002, specific reserves increased $146,000 or 8.65% and $386,000 or 29.65%, respectively, over prior periods. In 2003, specific allocations to problem agricultural real estate loans was the largest contributor to the increase in the specific reserve level when compared to year end 2002. Specific allocations for commercial real estate loans triggered the increase in 2002 while commercial leases contributed to the increase in total reserve levels in 2001. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has had the largest impact on the reallocation of the reserve among different parts of the portfolio.

Other factors that are considered when determining the adequacy of the reserve include loan concentrations, loan growth, the economic outlook and historical losses. The Company's concentration risks include geographic concentration in central Iowa; the local economy's dependence upon several large governmental entity employers, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa's agricultural sector that in turn, is dependent on weather conditions and government programs. No significant reserves have been established for local and national economic conditions over the last five-year period as the economic outlook has generally been favorable. However, no assurances can be made that losses will remain at the favorable levels experienced over the past five years.

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company's allocation of the allowance for loan losses.

                              2003              2002                2001               2000              1999
(dollars in thousands)  ----------------   ---------------     --------------     --------------     --------------
                        Amount     % *     Amount     % *      Amount    % *      Amount     % *     Amount     % *
                        --------------------------------------------------------------------------------------------
Balance at end of
  Deceember 31,
  applicable to:
    Real Estate
      Construction ...  $  196     3.62%   $  210     3.99%    $  178     3.99%   $  163     3.49%   $   91    2.87%
      1-4 family .....     948    23.36%      892    23.98%       980    23.98%    1,088    27.89%      899   28.27%
      Commercial .....   2,663    41.59%    2,453    40.24%     1,704    40.24%    1,619    32.11%    1,536   31.33%
      Agricultural ...     458     6.70%      302     6.40%       279     6.40%      315     6.03%      237    6.34%
  Commercial ........      775    10.64%      910    11.83%       938    11.83%      754    15.41%      573   15.51%
  Agricultural ......      488     7.68%      504     7.68%       457     7.68%      421     8.05%      541    8.11%
  Consumer and other.      255     6.41%      235     5.88%       258     5.88%      538     7.02%      560    7.58%
  Unallocated .......      268                252                 652                475                549
                        --------------------------------------------------------------------------------------------
                        $6,051      100%   $5,758      100%    $5,446      100%   $5,373       100%   $4,986    100%
                        ============================================================================================

* Percent of loans in each category to total loans.

Liquidity and Capital Resources

Liquidity management is the process by which the Company, through its Banks' Asset and Liability Committees (ALCO), ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, funding of mortgage originations pending delivery to the secondary market, withdrawals by depositors, maintaining adequate collateral for pledging for public funds, trust deposits and borrowings, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include federal funds purchased lines, Federal Home Loan Bank (FHLB) advances and other capital market sources.

As of December 31, 2003, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the follows topics:

o    Review the Company's Current Liquidity Sources
o    Review of the Statements of Cash Flows
o    Company Only Cash Flows
o Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
o    Capital Resources

Review of the Company's Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for December 31, 2003, 2002, and 2001 totaled $58,725,000, $85,189,000, and $72,059,000, respectively.
The lower balance of liquid assets as of December 31, 2003 relates to a lower level of federal funds sold and correspondent bank balances. Federal funds sold have been utilized to fund loan growth and investment purchases and correspondent compensating balances were abnormally high at the end of 2002 as First National transitioned to a new correspondent bank to process check clearings. The increase in liquidity in 2002 was the result of diminished loan demand, increased deposit levels and maintaining a higher level of federal funds sold as a result of historically low investment yields.

Other sources of liquidity available to the Banks at December 31, 2003 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $27,336,000 and federal funds borrowing capacity at correspondent banks of $37,500,000. The Company did not have any outstanding FHLB advances as of December 31, 2003 and securities sold under agreement to repurchase totaled $18,198,000.

Total investments as of December 31, 2003 were $323,116,000 compared to $244,575,000 as of year end 2002. At December 31, 2003 and 2002, the investment portfolio as a percentage of average assets was 43% and 36%, respectively. This provides the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of December 31, 2003 and 2002.

The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio's scheduled maturities represent a significant source of liquidity.

Review of Statements of Cash Flows

Operating cash flows for December 31, 2003, 2002, and 2001 totaled $14,828,000, $13,803,000, and $7,773,000, respectively. The primary variance in operating cash flows in 2003 compared to 2002 was the source of cash provided in 2003 from accrued expenses and other liabilities that was a use of cash in 2002. The 2003 increase in accrued expenses was associated with property tax, vacation and income tax expenses, while in 2002 lower market interest rates caused a decline in the level of accrued interest on deposits. The combined effect is a $1,082,000 increase in 2003 operating cash flows compared to the cash flows of 2002. A change in loans held for sale was the primary reason for the lower operating cash flow in 2001.

Net cash used in investing activities for December 31, 2003 and 2002 was $96,479,000 and $43,819,000, respectively, while 2001 reflected net cash provided by investing activity of $16,254,000. The largest investing activities were the purchase of U.S. government agency bonds, municipal bonds and the funding of commercial real estate loans in both 2003 and 2002. In contrast, 2001 investing cash flows reflect declining loan demand and a lower level of bond purchases that resulted in an increased level of federal funds sold.

Net cash provided by financing activities for December 31, 2003 and 2002 totaled $61,944,000 and $39,245,000, respectively, while in 2001, net cash used in finance activities totaled $10,343,000. Growth in deposits was the primary source of financing funds in 2003 and 2002. However, the repayment of federal funds purchased and other borrowings was the primary use of financing funds in 2001. As of December 31, 2003, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company's liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2003, dividends from the Banks amounted to $7,868,000 compared to $5,978,000 in 2002. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

First National, as a national bank, generally may pay dividends from undivided profits without restriction, provided that its surplus fund is at least equal to its common stock capital fund. Boone Bank, Randall-Story Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits. United Bank is not expected to generate sufficient earning to pay any dividends in 2004. Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

The  Company  has  unconsolidated   interest  bearing  deposits  and  marketable
investment securities totaling $35,243,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time. Commitments to extend credit totaled $71,100,000 as of December 31, 2003 compared to a total of $59,410,000 at the end of 2002. The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2003. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flows needs as of December 31, 2003 that are a concern to management.

Capital Resources

The Company's total stockholders' equity increased to $107,325,000 at December 31, 2003, from $101,523,000 at December 31, 2002. At December 31, 2003 and 2002,
stockholders' equity as a percentage of total assets was 14.26% and 14.99%, respectively. Total equity increased due to retention of earnings and from appreciation in the Company's and Banks' investment portfolios. The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2003.

Interest Rate Risk

Interest rate risk refers to the impact that a change in interest rates may have on the Company's earnings and capital. Management's objectives are to control interest rate risk and to ensure predictable and consistent growth of earnings and capital. Interest rate risk management focuses on fluctuations in net interest income identified through computer simulations to evaluate volatility, varying interest rate, spread and volume assumptions. The risk is quantified and compared against tolerance levels.

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

The simulation model process provides a dynamic assessment of interest rate sensitivity, whereas a static interest rate gap table is compiled as of a point in time. The model simulations differ from a traditional gap analysis as a traditional gap analysis does not reflect the multiple effects of interest rate movement on the entire range of assets and liabilities and ignores the future impact of new business strategies.

Inflation

The primary impact of inflation on the Company's operations is to increase asset yields, deposit costs and operating overhead. Unlike most industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than they would on non-financial companies. Although interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation can magnify the growth of assets and, if significant, require that equity capital increase at a faster rate than would be otherwise necessary.

Forward-Looking Statements and Business Risks

The discussion in the foregoing Management Discussion and Analysis and elsewhere in this Report contains forward-looking statements about the Company, its business and its prospects. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include use of the words "believe", "expect", "anticipate", "intend", "plan", "estimate" or words of similar meaning, or future or conditional verbs such as "will", "would", "should", "could" or "may". Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors, many of which are beyond the Company's control, could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Such risks and uncertainties with respect to the Company include, but are not limited to, those related to the economic conditions, particularly in the areas in which the Company and the Banks operate, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements), changes in prevailing interest rates, credit risk management and asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new facts emerge from time to time. It cannot predict such factors nor can it assess the impact, if any, of such factors on its financial position or its results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this document.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how that exposure was managed in 2003 changed when compared to 2002.

Based on a simulation modeling analysis performed as of December 31, 2003, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2003

                                                  $ Change            % Change
                                                  ------------------------------
(dollars in thousands)

+200 Basis Points ........................         $   586                2.2%
+100 Basis Points ........................             311                1.2%
-100 Basis Points ........................            (957)              -3.6%
-200 Basis Points ........................          (3,186)             -11.8%

As shown above, at December 31, 2003, the estimated effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by 2.2% or approximately $586,000 in 2004. The estimated effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 11.8% or approximately $3,186,000 in 2004. The Company's Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks' objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2003. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

                                       Less than      Three       One to        Over
                                         three      months to      five         five      Cumulative
                                         months     one year       years        years        Total
        (dollars in thousands)         -------------------------------------------------------------
Interest - earning assets
Interest-bearing deposits with banks   $   5,364    $     500    $     500    $      --    $   6,364
Federal funds sold .................      20,380           --           --           --       20,380
Investments * ......................       7,256       20,674      116,081      179,105      323,116
Loans ..............................      58,115       36,253      196,999       71,036      362,403
Loans held for sale
                                       -------------------------------------------------------------
Total interest - earning
assets .............................   $  91,115    $  57,427    $ 313,580    $ 250,141    $ 712,263
                                       =============================================================

Interest - bearing liabilities
Interest bearing demand deposits ...   $ 138,308    $      --    $      --    $      --    $ 138,308
Money market and savings deposits ..     166,387           --           --           --      166,387
Time certificates < $100,000 .......      22,682       78,639       72,529          144      173,994
Time certificates > $100,000 .......      23,801       29,896       15,790           --       69,487
Other borrowed funds ...............      18,198           --           --           --       18,198
                                       -------------------------------------------------------------
Total interest - bearing liabilities   $ 369,376    $ 108,535    $  88,319    $     144    $ 566,374

Interest sensitivity gap ...........   ($278,261)   ($ 51,108)   $ 225,261    $ 249,997    $ 145,889
                                       =============================================================

Cumulative interest sensitivity gap    ($278,261)   ($329,369)   ($104,108)   $ 145,889    $ 145,889
                                       =============================================================

Cumulative interest sensitivity

gap as a percent of total assets ...     -36.96%      -43.75%      -13.83%       19.38%
                                       ================================================

* Investments with maturities over 5 years include the market value of equity securities of $32,701.

As of December 31, 2003, the Company's cumulative gap ratios for assets and liabilities repricing within three months and within one year were .37 and .44, respectively, meaning more liabilities than assets are scheduled to reprice within these periods. This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company. The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          Independent Auditor's Report



The Board of Directors
Ames National Corporation and Subsidiaries
Ames, Iowa

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period then ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP
---------------------------


Des Moines, Iowa
January 23, 2004

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

ASSETS                                                             2003             2002
---------------------------------------------------------------------------------------------
Cash and due from banks (Note 2) ...........................   $  31,982,144    $  51,688,784
Federal funds sold .........................................      20,380,000       32,500,000
Interest bearing deposits in financial institutions ........       6,363,538        1,000,000
Securities available-for-sale (Note 3) .....................     323,115,914      244,575,026
Loans receivable, net (Note 4) .............................     355,533,119      329,593,051
Loans held for sale ........................................         859,139        2,713,446
Bank premises and equipment, net (Note 5) ..................       8,377,807        8,726,397
Accrued income receivable ..................................       5,842,247        5,849,017
Other assets ...............................................         332,556          582,849
                                                               ------------------------------
        Total assets .......................................   $ 752,786,464    $ 677,228,570
                                                               ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits (Note 6)
    Demand, noninterest bearing ............................   $  71,372,534    $  62,557,937
     NOW accounts ..........................................     138,308,140      121,325,104
     Savings and money market ..............................     166,387,319      153,296,259
     Time, $100,000 and over ...............................      69,486,570       54,564,283
     Other time ............................................     173,993,964      158,878,796
                                                               ------------------------------
        Total deposits .....................................     619,548,527      550,622,379

Federal funds purchased and securities sold under agreements
  to repurchase ............................................      18,198,403       18,325,574
Dividend payable ...........................................       1,441,204        1,376,752
Deferred income taxes (Note 8) .............................       3,238,665        2,879,057
Accrued expenses and other liabilities .....................       3,034,670        2,501,952
                                                               ------------------------------
        Total liabilities ..................................     645,461,469      575,705,714
                                                               ------------------------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 10)
  Common stock, $5 par value, authorized 6,000,000 shares;
    issued 2003 and 2002 3,153,230 shares; outstanding 2003
    3,133,053 shares, 2002 3,128,982 shares ................      15,766,150       15,766,150
  Additional paid-in capital ...............................      25,351,979       25,354,014
  Retained earnings ........................................      58,400,660       53,917,544
  Treasury stock, at cost; 2003 20,177 shares,
    2002 24,248 shares .....................................      (1,109,735)      (1,333,640)
  Accumulated other comprehensive income, net unrealized
    gain on securities available-for-sale ..................       8,915,941        7,818,788
                                                               ------------------------------
        Total stockholders' equity .........................     107,324,995      101,522,856
                                                               ------------------------------

        Total liabilities and stockholders' equity .........   $ 752,786,464    $ 677,228,570
                                                               ==============================

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2003, 2002 and 2001

                                                     2003           2002         2001
-----------------------------------------------------------------------------------------
Interest and dividend income:
  Loans, including fees .......................   $22,197,335   $23,207,184   $27,891,379
  Securities:
    Taxable ...................................     7,510,671     7,931,041     8,714,486
    Tax-exempt ................................     3,604,641     2,938,423     2,876,432
  Federal funds sold ..........................       628,203       810,675       829,083
  Dividends ...................................     1,372,890     1,383,350     1,162,176
                                                  ---------------------------------------
                                                   35,313,740    36,270,673    41,473,556
                                                  ---------------------------------------
Interest expense:
  Deposits ....................................    10,045,178    11,397,125    17,791,314
  Other borrowed funds ........................       293,604       265,845     1,091,319
                                                  ---------------------------------------
                                                   10,338,782    11,662,970    18,882,633
                                                  ---------------------------------------

        Net interest income ...................    24,974,958    24,607,703    22,590,923

Provision for loan losses (Note 4) ............       645,447       688,431       897,540
                                                  ---------------------------------------
        Net interest income after provision for
        loan losses ...........................    24,329,511    23,919,272    21,693,383
                                                  ---------------------------------------
Noninterest income:
  Trust department income .....................     1,225,099     1,032,500       948,499
  Service fees ................................     1,513,964     1,492,344     1,585,036
  Securities gains, net (Note 3) ..............     1,395,320       889,923     1,197,050
  Gain on sales of loans held for sale ........     1,155,311       739,907       589,215
  Merchant and ATM fees .......................       513,832       405,667       282,072
  Other .......................................       631,949       574,473       478,172
                                                  ---------------------------------------
        Total noninterest income ..............     6,435,475     5,134,814     5,080,044
                                                  ---------------------------------------

Noninterest expense:
  Salaries and employee benefits (Note 7) .....     9,044,896     8,074,181     6,834,588
  Data processing .............................     2,188,488     1,934,006     1,772,726
  Occupancy expenses ..........................     1,088,438       927,287       726,049
  Other operating expenses ....................     2,497,692     2,340,098     2,253,920
                                                  ---------------------------------------
        Total noninterest expense .............    14,819,514    13,275,572    11,587,283
                                                  ---------------------------------------

        Income before income taxes ............    15,945,472    15,778,514    15,186,144

Provision for income taxes (Note 8) ...........     4,320,787     4,438,376     4,638,806
                                                  ---------------------------------------

        Net income ............................   $11,624,685   $11,340,138   $10,547,338
                                                  =======================================

Basic earnings per share (Note 1) .............   $      3.71   $      3.63   $      3.38
                                                  =======================================

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2003, 2002 and 2001

                                                                                                       Accumulated
                                                                  Additional                               Other           Total
                                      Comprehensive    Common      Paid-in     Retained     Treasury   Comprehensive   Stockholders'
                                          Income       Stock       Capital     Earnings       Stock     Income (Loss)       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 .........                $15,766,150  $25,428,994  $44,036,378  $(1,677,605)  $2,623,544     $86,177,461
  Comprehensive income:
    Net income .....................   $10,547,338           --           --   10,547,338           --           --      10,547,338
    Other comprehensive income,
      unrealized gains on securities,
      net of reclassification
      adjustment, net of tax (Note 3)    1,973,070           --           --           --           --    1,973,070       1,973,070
                                       -----------
        Total comprehensive income .   $12,520,408
                                       ===========
  Cash dividends declared, $1.66 per
    share ..........................                         --           --   (5,186,705)          --           --      (5,186,705)
  Sale of 2,936 shares of treasury
    stock ..........................                         --      (35,966)          --      146,800           --         110,834
                                                    --------------------------------------------------------------------------------
Balance, December 31, 2001 .........                 15,766,150   25,393,028   49,397,011   (1,530,805)   4,596,614      93,621,998
  Comprehensive income:
    Net income .....................   $11,340,138           --           --   11,340,138           --           --      11,340,138
    Other comprehensive income,
      unrealized gains on securities,
      net of reclassification
      adjustment, net of tax (Note 3)    3,222,174           --           --           --           --    3,222,174       3,222,174
                                       -----------
        Total comprehensive income ..  $14,562,312
                                       ===========
  Cash dividends declared, $2.18 per
    share ...........................                         --          --   (6,819,605)          --           --      (6,819,605)
  Sale of 3,753 shares of treasury
    stock ...........................                         --     (39,014)          --      197,165           --         158,151
                                                     -------------------------------------------------------------------------------
Balance, December 31, 2002 ..........                 15,766,150  25,354,014   53,917,544   (1,333,640)   7,818,788     101,522,856
  Comprehensive income:
    Net income ......................  $11,624,685            --          --   11,624,685           --           --      11,624,685
    Other comprehensive income,
      unrealized gains on securities,
      net of reclassification
      adjustment, net of tax (Note 3)    1,097,153            --          --           --           --    1,097,153       1,097,153
                                       -----------
        Total comprehensive income ..  $12,721,838
                                       ===========
  Cash dividends declared, $2.28 per
    share ...........................                         --          --   (7,141,569)          --           --      (7,141,569)
  Sale of 4,071 shares of treasury
    stock ...........................                         --      (2,035)          --      223,905           --         221,870
                                                     -------------------------------------------------------------------------------
Balance, December 31, 2003 ..........                 15,766,150  25,351,979   58,400,660   (1,109,735)   8,915,941     107,324,995
                                                     ===============================================================================

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001

                                                                                       2003              2002              2001
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................................................   $  11,624,685    $  11,340,138    $  10,547,338
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses ..................................................         645,447          688,431          897,540
    Amortization and accretion .................................................         563,612           51,495          (58,859)
    Depreciation ...............................................................       1,030,377          996,180          642,835
    Provision for deferred taxes ...............................................        (284,751)        (200,013)        (129,614)
    Securities gains, net ......................................................      (1,395,320)        (889,923)      (1,197,050)
    Change in assets and liabilities:
      (Increase) decrease in loans held for sale ...............................       1,854,307        2,582,434       (4,480,280)
      (Increase) decrease in accrued income receivable .........................           6,770          128,336        1,043,261
      (Increase) decrease in other assets ......................................         250,293         (344,372)         820,285
      Increase (decrease) in accrued expenses and other liabilities ............         532,718         (549,337)        (312,376)
                                                                                   -----------------------------------------------
        Net cash provided by operating activities ..............................      14,828,138       13,803,369        7,773,080
                                                                                   -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available-for-sale ....................................    (194,136,066)     (86,337,490)     (47,350,981)
  Proceeds from sale of securities available-for-sale ..........................       9,299,986       26,635,715       23,282,181
  Proceeds from maturities and calls of securities available-for-sale ..........     108,868,412       34,855,926       47,385,595
  Net decrease (increase) in interest bearing deposits in financial institutions      (5,363,538)        (750,000)          98,174
  Net decrease (increase) in federal funds sold ................................      12,120,000       (3,150,000)     (29,105,000)
  Net decrease (increase) in loans .............................................     (26,585,515)     (12,534,196)      24,554,301
  Purchase of bank premises and equipment ......................................        (681,787)      (2,538,922)      (2,610,189)
                                                                                   -----------------------------------------------
        Net cash provided by (used in) investing activities ....................     (96,478,508)     (43,818,967)      16,254,081
                                                                                   -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits .........................................................      68,926,148       39,113,124       18,080,400
  Increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase .........................        (127,171)       6,729,400      (23,411,245)
  Dividends paid ...............................................................      (7,077,117)      (6,755,449)      (5,123,026)
  Proceeds from issuance of treasury stock .....................................         221,870          158,151          110,834
                                                                                   -----------------------------------------------
        Net cash provided by (used in) financing activities ....................      61,943,730       39,245,226      (10,343,037)
                                                                                   -----------------------------------------------

        Net increase (decrease) in cash and cash equivalents ...................     (19,706,640)       9,229,628       13,684,124

CASH AND CASH EQUIVALENTS
Beginning ......................................................................      51,688,784       42,459,156       28,775,032
                                                                                   -----------------------------------------------
Ending .........................................................................   $  31,982,144    $  51,688,784    $  42,459,156
                                                                                   ===============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for:
  Interest .....................................................................   $  10,504,715    $  12,211,439    $  19,749,270
  Income taxes .................................................................       4,553,669        4,725,572        4,321,320

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 1.  Summary of Significant Accounting Policies

Description of business: Ames National Corporation and subsidiaries (the Company) operates in the commercial banking industry through its subsidiaries in Ames, Boone, Story City, Nevada and Marshalltown, Iowa. Loan and deposit customers are located primarily in Story, Boone, Hamilton and Marshall counties and adjacent counties in Iowa.

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

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The Company reports net cash flows for customer loan transactions, deposit transactions and short term borrowings with maturities of 90 days or less.

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

Loans held for sale: Loans held for sale are the loans the Banks have the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or market value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sale proceeds and the carrying value of the loans.

Loans: Loans are stated at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses. Interest on loans is credited to income as earned based on the principal amount outstanding. The Banks' policy is to discontinue the accrual of interest income on any loan 90 days or more past due unless the loans are well collateralized and in the process of collection. Income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to timely payment of principal or interest.

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

   Loans held for sale: The fair value of loans held for sale are based on prevailing market prices.

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

Earnings per share: Basic earnings per share computations for the years ended December 31, 2003, 2002 and 2001, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share for the years ended December 31, 2003, 2002, and 2001.

                                            2003           2002          2001
                                         ---------------------------------------
Basic earning per share computation:
  Net income .........................   $11,624,685   $11,340,138   $10,547,338
  Weighted average common
    shares outstanding ...............     3,131,224     3,127,285     3,123,885
                                         ---------------------------------------
        Basic earnings per share......   $      3.71   $      3.63   $      3.38
                                         =======================================

New Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement on July 1, 2003 did not have a significant impact on the consolidated financial statements.

The Financial Accounting Standards Board has issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. For the Company, the Statement was effective July 1, 2003 and implementation had no significant impact on the consolidated financial statements.

The Financial Accounting Standards Board has issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107, and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the financial statements about its obligations under guarantees issued and clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The effect of implementation on the Company's financial statements was not material.

The Financial Accounting Standard Board has issued Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51". FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE's were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 are effective for existing VIEs the first period ending after December 15, 2003. The Company has not identified any VIEs and the implementation of FIN 46 has had no impact on the consolidated financial statements.

The Accounting Standards Executive Committee has issued Statement of Position 03-3, Accounting for Certain Loans or Debit Securities Acquired in a Transfer. This Statement applies to all loans acquired in a transfer, including those acquired in the acquisition of a bank or a branch, and provides that such loans be accounted for at fair value with no allowance for loan losses, or other valuation allowance, permitted at the time of acquisition. The difference between cash flows expected at the acquisition date and the investment in the loan should be recognized as interest income over the life of the loan. If contractually required payments for principal and interest are less than expected cash flows, this amount should not be recognized as a yield adjustment, a loss accrual, or a valuation allowance. For the Company, this Statement is effective for calendar year 2005 and, early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.

Note 2.  Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves. The subsidiary banks' reserve requirements totaled approximately  $14,375,000  and  $7,418,000  at  December  31,  2003  and  2002,
respectively.

Note 3.  Debt and Equity Securities

The amortized cost of securities available for sale and their approximate fair values at December 31, 2003 and 2002, are summarized below:

                                                                          Gross            Gross
                                       Amortized       Unrealized       Unrealized       Estimated
                                          Cost           Gains           (Losses)        Fair Value
                                     ---------------------------------------------------------------
2003:
  U.S. treasury ..................   $   2,158,571   $      70,341    $          --    $   2,228,912
  U.S. government agencies .......     117,321,783       1,728,234         (412,733)     118,637,284
  State and political subdivisions     103,411,430       3,087,981         (536,295)     105,963,116
  Corporate bonds ................      59,991,655       3,639,909          (45,868)      63,585,696
  Equity securities ..............      26,080,188       6,796,873         (176,155)      32,700,906
                                     ---------------------------------------------------------------
                                     $ 308,963,627   $  15,323,338    $  (1,171,051)   $ 323,115,914
                                     ===============================================================
2002:
  U.S. treasury ..................   $   4,058,028   $     150,313    $          --    $   4,208,341
  U.S. government agencies .......      82,797,531       2,982,650               --       85,780,181
  State and political subdivisions      67,711,678       2,899,680          (95,702)      70,515,656
  Corporate bonds ................      53,041,832       3,439,554         (124,469)      56,356,917
  Equity securities ..............      24,555,182       4,429,505       (1,270,756)      27,713,931
                                     ---------------------------------------------------------------
                                     $ 232,164,251   $  13,901,702    $  (1,490,927)   $ 244,575,026
                                     ===============================================================

The amortized cost and estimated fair value of debt securities available-for-sale as of December 31, 2003, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                     Amortized        Estimated
                                                        Cost         Fair Value
                                                   -----------------------------

Due in one year or less ......................     $ 27,567,407     $ 27,930,313
Due after one year through five years ........      113,050,065      116,080,787
Due after five years through ten years .......       97,729,993      101,651,232
Due after ten years ..........................       44,535,974       44,752,676
                                                   -----------------------------
                                                    282,883,439      290,415,008
Equity securities ............................       26,080,188       32,700,906
                                                   -----------------------------
                                                   $308,963,627     $323,115,914
                                                   =============================

At December 31, 2003 and 2002, securities with a carrying value of approximately $49,758,000 and $39,076,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Gross realized gains and gross realized losses on sales of available-for-sale securities were $1,395,320 and none respectively, in 2003, $1,087,290 and $197,367, respectively, in 2002, $1,200,323 and $3,273, respectively, in 2001.

The components of other comprehensive income (loss) - net unrealized gains (losses) on securities available-for-sale for the years ended December 31, 2003, 2002, and 2001, were as follows:

                                                2003           2002           2001
                                            -----------------------------------------
Unrealized holding gains arising
  during the period .....................   $ 3,136,832    $ 6,002,497    $ 4,329,954
Reclassification adjustment for net gains
  realized in net income ................    (1,395,320)      (889,923)    (1,197,050)
                                            -----------------------------------------
        Net unrealized gains
        before tax effect ...............     1,741,512      5,112,574      3,132,904
Tax effect ..............................      (644,359)    (1,890,400)    (1,159,834)
                                            -----------------------------------------
        Other comprehensive income
        net unrealized gains
        on securities ...................   $ 1,097,153    $ 3,222,174    $ 1,973,070
                                            =========================================

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003 are summarized as follows:

                                             Less than 12 Months            12 Months or More                    Total
                                       -----------------------------   ----------------------------    -----------------------------
                                           Fair          Unrealized        Fair         Unrealized        Fair          Unrealized
                                           Value           Losses          Value           Losses         Value            Losses
------------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury securities .........   $         --    $         --    $         --    $         --    $         --    $         --
  U.S. government agencies .........     31,608,073        (412,733)             --              --      31,608,073        (412,733)
  State and political subsidivisions     22,823,408        (507,233)        628,846         (29,062)     23,452,254        (536,295)
  Corporate obligations ............     15,160,687         (45,868)             --              --      15,160,687         (45,868)
  Equity securities ................             --              --       3,242,200        (176,155)      3,242,200        (176,155)
                                       --------------------------------------------------------------------------------------------
                                       $ 69,592,168    $   (965,834)   $  3,871,046    $   (205,217)   $ 73,463,214    $ (1,171,051)
                                       ============================================================================================

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates or general market conditions, as such, are considered to be temporary, by the Company.

Note 4.  Loans Receivable

The composition of loans receivable at December 31, 2003 and 2002, is as follows:

                                                   2003                2002
                                             ----------------------------------

Commercial and agricultural ..........       $  66,369,814        $  66,119,092
Real estate ..........................         272,790,845          250,087,154
Consumer .............................          13,208,113           11,061,689
Other ................................          10,034,281            8,859,704
                                             ----------------------------------
                                               362,403,053          336,127,639
Less:
  Allowance for loan losses ..........          (6,050,989)          (5,757,694)
  Deferred loan fees .................            (818,945)            (776,894)
                                             ----------------------------------
                                             $ 355,533,119        $ 329,593,051
                                             ==================================

Changes in the allowance for loan losses for the year ended December 31, 2003, 2002 and 2001 are as follows:

                                          2003           2002           2001
                                      -----------------------------------------

Balance, beginning ................   $ 5,757,694    $ 5,445,671    $ 5,373,167
  Provision for loan losses .......       645,447        688,431        897,540
  Recoveries of loans charged-off .       111,926         53,805         27,131
  Loans charged-off ...............      (464,078)      (430,213)      (852,167)
                                      -----------------------------------------
Balance, ending ...................   $ 6,050,989    $ 5,757,694    $ 5,445,671
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

Loan transactions with related parties were as follows for the years ended December 31, 2003 and 2002:

                                                   2003                 2002
                                               --------------------------------

Balance, beginning of year .............       $  7,791,668        $  4,755,229
  New loans ............................         19,425,895          11,533,030
  Repayments ...........................        (16,650,452)         (8,365,219)
  Change in status .....................            424,173            (131,372)
                                               --------------------------------
Balance, end of year ...................       $ 10,991,284        $  7,791,668
                                               ================================

At December 31, 2003 and 2002, the Company had impaired loans of approximately $2,187,075 and $2,409,000, respectively. The allowance for loan losses related to these impaired loans was approximately $134,000 and $212,000 at December 31, 2003 and 2002, respectively. The average balances of impaired loans for the years ended December 31, 2003 and 2002, were $2,050,154 and $2,532,000, respectively. For the years ended December 31, 2003, 2002, and 2001 interest income which would have been recorded under the original terms of such loans was approximately $179,000, $160,000, and $243,000 respectively, with $177,000,
$17,000 and $114,000, respectively, recorded. Loans greater than 90 days past due and still accruing interest were approximately $431,000 and $394,000 at December 31, 2003 and 2002, respectively.

The amount the Company will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrowers' ability to repay the loans. As of December 31, 2003, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Note 5.  Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2003 and 2002, are as follows:

                                                       2003              2002
                                                   -----------------------------

Land .......................................       $ 1,284,771       $ 1,284,771
Buildings and improvements .................         9,120,088         9,178,368
Furniture and equipment ....................         5,721,259         5,945,231
                                                   -----------------------------
                                                    16,126,118        16,408,370

Less accumulated depreciation ..............         7,748,311         7,681,973
                                                   -----------------------------
                                                   $ 8,377,807       $ 8,726,397
                                                   =============================

Note 6.  Deposits

At December 31, 2003, the maturities of time deposits are as follows:

Years ended December 31,
2004                                                             $ 155,017,653
2005                                                                42,955,122
2006                                                                17,372,503
2007                                                                19,113,326
2008                                                                 8,877,984
Thereafter                                                             143,946
                                                                 -------------
                                                                 $ 243,480,534
                                                                 =============

Interest expense on deposits is summarized as follows:

                                         2003            2002            2001
                                     -------------------------------------------

NOW accounts ...................     $   909,137     $ 1,155,459     $ 2,060,963
Savings and money market .......       1,849,238       2,237,034       3,665,428
Time, $100,000 and over ........       1,807,047       1,897,855       3,329,175
Other time .....................       5,479,756       6,106,777       8,735,748
                                     -------------------------------------------
                                     $10,045,178     $11,397,125     $17,791,314
                                     ===========================================

Note 7.  Employee Benefit Plans

The Company has a stock purchase plan with the objective of encouraging equity interests by officers, employees, and directors of the Company and its subsidiaries to provide additional incentive to improve banking performance and retain qualified individuals. The purchase price of the shares is the fair market value of the stock based upon current market trading activity. The terms of the plan provide for the issuance of up to 14,000 shares of common stock per year for a ten-year period commencing in 1999 and continuing through 2008.

Prior to 2002, the Company had a qualified 401(k) profit-sharing plan and a qualified money purchase pension plan. The qualified money purchase pension plan was merged into the 401(k) profit-sharing plan beginning January 1, 2002 with the merged plans covering substantially all employees. The Company matches employee contributions up to a maximum of 2% of qualified compensation and also contributes an amount equal to 5% of the participating employee's compensation. In addition, contributions can be made on a discretionary basis by the combined Company on behalf of the employees. For the years ended December 31, 2003, 2002 and 2001, Company contributions to the merged plans were approximately $659,000, $607,000, and $473,000, respectively.

Note 8.  Income Taxes

The components of income tax expense for the year ended December 31, 2003, 2002 and 2001 are as follows:

                                  Current            Deferred            Total
                               -------------------------------------------------
2003:
  Federal ..............       $ 3,482,686        $  (266,898)       $ 3,215,788
  State ................         1,122,852            (17,853)         1,104,999
                               -------------------------------------------------
                               $ 4,605,538        $  (284,751)       $ 4,320,787
                               =================================================

2002:
  Federal ..............       $ 3,819,350        $  (184,965)       $ 3,634,385
  State ................           819,039            (15,048)           803,991
                               -------------------------------------------------
                               $ 4,638,389        $  (200,013)       $ 4,438,376
                               =================================================

2001:
  Federal ..............       $ 4,028,481        $  (110,851)       $ 3,917,630
  State ................           739,939            (18,763)           721,176
                               -------------------------------------------------
                               $ 4,768,420        $  (129,614)       $ 4,638,806
                               =================================================

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes is a result of the following for the years ended December 31, 2003, 2002 and 2001:

                                          2003           2002           2001
                                      -----------------------------------------

Computed "expected" tax expense ...   $ 5,580,915    $ 5,364,695    $ 5,163,289
Tax exempt interest and dividends .    (1,577,116)    (1,356,187)    (1,222,985)
State taxes and other .............       316,988        429,868        698,502
                                      -----------------------------------------
                                      $ 4,320,787    $ 4,438,376    $ 4,638,806
                                      =========================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2003 and 2002, are as follows:

                                                        2003             2002
                                                    ---------------------------

Deferred tax assets:
  Allowance for loan losses ....................    $ 1,741,344     $ 1,636,575
  Other ........................................        297,041         161,867
                                                    ---------------------------
        Total gross deferred tax assets ........      2,038,385       1,798,442
                                                    ---------------------------

Deferred tax liabilities:
  Unrealized gain on securities ................     (5,236,346)     (4,591,984)
  Other ........................................        (40,704)        (85,515)
                                                    ---------------------------
        Total gross deferred tax liabilities ...     (5,277,050)     (4,677,499)
                                                    ---------------------------

        Net deferred tax liabilities ...........    $(3,238,665)    $(2,879,057)
                                                    ===========================

At December 31, 2003 and 2002, income taxes currently payable of approximately $390,000 and $338,000, respectively, are included in accrued interest and other liabilities.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company's commitments at December 31, 2003 and 2002 is as follows:

                                                     2003                2002
                                                  ------------------------------

Commitments to extend credit .............        $71,100,000        $59,410,000
Standby letters of credit ................          1,741,000          1,490,000
                                                  ------------------------------
                                                  $72,841,000        $60,900,000
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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies and is required in instances which the Banks deem necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitments were funded, the Banks would be entitled to seek recovery from the customer. At December 31, 2003 and 2002, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

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

Note 10. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the federal banking regulators categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management believes there are no conditions or events since that notification that have changed the institution's category. The Company's and each of the subsidiary bank's actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table.

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                        For Capital       Prompt Corrective
                                                        Actual        Adequacy Purposes   Action Provisions
                                                 ----------------------------------------------------------
                                                  Amount      Ratio    Amount     Ratio   Amount     Ratio
                                                 ----------------------------------------------------------
As of December 31, 2003:
  Total capital (to risk- weighted assets):
    Consolidated .............................   $104,460     20.3%   $ 41,261     8.0%  $    --       --%
    Boone Bank & Trust .......................     12,284     14.9       6,613     8.0     8,267     10.0
    First National Bank ......................     40,460     16.0      20,264     8.0    25,330     10.0
    Randall-Story State Bank .................      7,902     15.5       4,069     8.0     5,087     10.0
    State Bank & Trust .......................     11,509     18.2       5,048     8.0     6,310     10.0
    nited Bank & Trust .......................      5,491     12.0       3,653     8.0     4,566     10.0

Tier 1 capital ( to risk- weighted assets):
  Consolidated ...............................   $ 98,409     19.1%   $ 20,630     4.0%     --     --
  Boone Bank & Trust .........................     11,333     13.7       3,307     4.0     4,960      6.0%
  First National Bank ........................     37,354     14.7      10,132     4.0    15,198      6.0
  Randall-Story State Bank ...................      7,266     14.3       2,035     4.0     3,052      6.0
  State Bank & Trust .........................     10,719     17.0       2,524     4.0     3,786      6.0
  United Bank & Trust ........................      5,011     11.0       1,826     4.0     2,740      6.0

Tier 1 capital ( to average- weighted assets):
  Consolidated ...............................   $ 98,409     13.0%     30,330     4.0%     --     --
  Boone Bank & Trust .........................     11,333     10.2       4,442     4.0     5,553      5.0%
  First National Bank ........................     37,354      9.8      15,179     4.0    18,974      5.0
  Randall-Story State Bank ...................      7,266     10.2       2,840     4.0     3,551      5.0
  State Bank & Trust .........................     10,719      9.9       4,343     4.0     5,429      5.0
  United Bank & Trust ........................      5,011      7.3       2,741     4.0     3,426      5.0

                                                                                          To Be Well
                                                                                       Capitalized Under
                                                                      For Capital      Prompt Corrective
                                                       Actual      Adequacy Purposes   Action Provisions
                                                 -------------------------------------------------------
                                                  Amount    Ratio   Amount     Ratio   Amount     Ratio
                                                 -------------------------------------------------------
As of December 31, 2002:
  Total capital (to risk- weighted assets):
  Consolidated ...............................   $99,398    21.8%   $36,439     8.0%   $    --      --%
  Boone Bank & Trust .........................    11,516    15.3      6,006     8.0      7,508     10.0
  First National Bank ........................    38,650    16.4     18,878     8.0     23,598     10.0
  Randall-Story State Bank ...................     7,684    15.9      3,855     8.0      4,819     10.0
  State Bank & Trust .........................    11,087    17.1      5,181     8.0      6,476     10.0
  United Bank & Trust ........................     4,642    31.0      1,198     8.0      1,497     10.0

Tier 1 capital ( to risk- weighted assets):
  Consolidated ...............................   $93,704    20.6%   $18,220     4.0%   $    --       --%
  Boone Bank & Trust .........................    10,577    14.1      3,003     4.0      4,504      6.0
  First National Bank ........................    35,700    15.1      9,439     4.0     14,159      6.0
  Randall-Story State Bank ...................     7,081    14.7      1,927     4.0      2,891      6.0
  State Bank & Trust .........................    10,276    15.9      2,590     4.0      3,886      6.0
  United Bank & Trust ........................     4,476    29.9        599     4.0        898      6.0

Tier 1 capital ( to average- weighted assets):
  Consolidated ...............................   $93,704    14.1%    26,669     4.0%   $    --       --%
  Boone Bank & Trust .........................    10,577    10.6      3,995     4.0      4,993      5.0
  First National Bank ........................    35,700     9.8     14,565     4.0     18,206      5.0
  Randall-Story State Bank ...................     7,081    11.0      2,585     4.0      3,231      5.0
  State Bank & Trust .........................    10,276    10.0      4,126     4.0      5,157      5.0
  United Bank & Trust ........................     4,476    18.1        990     4.0      1,238      5.0

Note 11. Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments (as described in Note 1) as of December 31, 2003 and 2002 were as follows:

                                                                      2003                          2002
                                                          ---------------------------------------------------------
                                                            Carrying        Fair          Carrying         Fair
                                                             Amount         Value          Amount          Value
                                                          ---------------------------------------------------------
Financial assets:
  Cash and due from banks .............................   $ 31,982,144   $ 31,982,144   $ 51,688,784   $ 51,688,784
  Federal funds sold ..................................     20,380,000     20,380,000     32,500,000     32,500,000
  Interest-bearing deposits ...........................      6,363,538      6,363,538      1,000,000      1,000,000
  Securities available-for-sale .......................    323,115,914    323,115,914    244,575,026    244,575,026
  Loans, net ..........................................    355,533,119    358,891,066    329,593,051    338,551,554
  Loans held for sale .................................        859,139        859,139      2,713,446      2,713,446
  Accrued income receivable ...........................      5,842,247      5,842,247      5,849,017      5,849,017
Financial liabilities:
  Deposits ............................................    619,548,527    623,208,058    550,622,379    555,271,000
  Other borrowings ....................................     18,198,403     18,198,403     18,325,574     18,325,574
  Accrued interest ....................................      1,361,819      1,361,819      1,527,752      1,527,752


                                                             Notional     Unrealized      Notional      Unrealized
                                                              Amount      Gain (Loss)      Amount       Gain (Loss)
                                                          ----------------------------------------------------------

Off-balance sheet items:
  Commitments to extend credit ........................   $ 71,100,000   $         --   $ 59,410,000   $         --
  Standby letters of credit ...........................      1,741,000             --      1,490,000             --

Note 12. Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company's balance sheets at December 31, 2003 and 2002, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2003, is as follows:

                             BALANCE SHEETS
                       December 31, 2003 and 2002

                                                          2003            2002
                                                     ------------------------------
ASSETS

Cash and due from banks ..........................   $       1,213    $       6,602
Interest-bearing deposits in banks ...............       1,588,995        1,396,656
Securities available-for-sale ....................      33,654,060       27,874,394
Investment in bank subsidiaries ..................      76,105,383       73,646,869
Loans receivable, net ............................            --            706,968
Premises and equipment, net ......................         475,551          517,707
Accrued income receivable ........................         151,335          213,133
Other assets .....................................           7,198          155,785
                                                     ------------------------------
        Total assets .............................   $ 111,983,735    $ 104,518,114
                                                     ==============================

LIABILITIES
  Dividends payable ..............................   $   1,441,204    $   1,376,752
  Deferred income taxes ..........................       2,528,955        1,266,922
  Accrued expenses and other liabilities .........         688,581          351,584
                                                     ------------------------------
        Total liabilities ........................       4,658,740        2,995,258
                                                     ------------------------------

STOCKHOLDERS' EQUITY
  Common stock ...................................      15,766,150       15,766,150
  Additional paid-in capital .....................      25,351,979       25,354,014
  Retained earnings ..............................      58,400,660       53,917,544
  Treasury stock, at cost ........................      (1,109,735)      (1,333,640)
  Accumulated other comprehensive income .........       8,915,941        7,818,788
                                                     ------------------------------
        Total equity .............................     107,324,995      101,522,856
                                                     ------------------------------

        Total liabilities and stockholders' equity   $ 111,983,735    $ 104,518,114
                                                     ==============================

                              STATEMENTS OF INCOME

                  Years Ended December 31, 2003, 2002 and 2001

                                                  2003          2002          2001
                                              ---------------------------------------
Operating income:
  Equity in net income of bank subsidiaries   $10,440,180   $10,108,107   $ 9,122,748
  Interest ................................       542,640       745,488       953,071
  Dividends ...............................       962,049       979,071       795,411
  Rents ...................................       140,147       150,894       245,882
  Securities gains, net ...................     1,207,735       881,938     1,092,808
                                              ---------------------------------------
                                               13,292,751    12,865,498    12,209,920
                                              ---------------------------------------

Operating expenses:
  Occupancy expense .......................       163,018       165,447       178,802
  Other ...................................     1,200,048     1,154,913       923,780
                                              ---------------------------------------
                                                1,363,066     1,320,360     1,102,582
                                              ---------------------------------------

        Income before income taxes ........    11,929,685    11,545,138    11,107,338

Income tax expense ........................       305,000       205,000       560,000
                                              ---------------------------------------

        Net income ........................   $11,624,685   $11,340,138   $10,547,338
                                              =======================================

                       STATEMENTS OF CASH FLOWS
             Years Ended December 31, 2003, 2002 and 2001

                                                             2003            2002           2001
                                                        --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ........................................   $ 11,624,685    $ 11,340,138    $ 10,547,338
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ....................................         77,132          80,620          66,781
    Provision for loan losses .......................        (16,000)             --              --
    Amortization and accretion, net .................         (8,014)        (16,060)        (13,493)
    Provision for deferred taxes ....................        (36,385)        (56,023)             --
    Securities gains, net ...........................     (1,207,735)       (881,938)     (1,092,808)
    Undistributed net income of bank subsidiaries ...     (2,572,180)     (4,130,107)     (1,994,748)
    (Increase) decrease in accrued income receivable          61,798       1,446,277         (18,340)
    (Increase) decrease in other assets .............        148,587        (130,281)        308,207
    Increase (decrease) in accrued expense payable
      and other liabilities .........................        336,997         246,165         103,631
                                                        --------------------------------------------
        Net cash provided by operating activities ...      8,408,885       7,898,791       7,906,568
                                                        --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available-for-sale .........     (7,292,720)     (7,334,938)    (10,244,488)
  Proceeds from sale of securities available-for-sale      4,067,605       8,611,304       4,025,880
  Proceeds from maturities and calls of securities
    available-for-sale ..............................      2,170,435       2,196,163       2,024,595
  (Increase) decrease in interest bearing deposits
    in banks ........................................       (192,339)        769,809      (1,017,101)
  (Increase) decrease in loans ......................        722,968        (448,741)      2,400,844
  Purchase of bank premises and equipment ...........        (34,976)        (95,226)        (79,194)
  Investment in bank subsidiaries ...................     (1,000,000)     (5,000,000)
                                                        --------------------------------------------
        Net cash (used in) investing activities .....     (1,559,027)     (1,301,629)     (2,889,464)
                                                        --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid ....................................     (7,077,117)     (6,755,449)     (5,123,026)
  Proceeds from issuance of treasury stock ..........        221,870         158,151         110,834
                                                        --------------------------------------------
        Net cash (used in) financing activities .....     (6,855,247)     (6,597,298)     (5,012,192)
                                                        --------------------------------------------

        Net increase (decrease) in cash and
        cash equivalents ............................         (5,389)           (136)          4,912

CASH AND CASH EQUIVALENTS
  Beginning .........................................          6,602           6,738           1,826
                                                        --------------------------------------------
  Ending ............................................   $      1,213    $      6,602    $      6,738
                                                        ============================================

Note 13.  Selected Quarterly Financial Data (Unaudited)

                                                       March 31     June 30    September 30   December 31
                                                      ---------------------------------------------------
                                                                             2003
                                                      ---------------------------------------------------
Total interest income .............................   $8,714,233   $8,876,124   $8,818,046    $8,905,337
Total interest expense ............................    2,690,209    2,723,323    2,467,155     2,458,095
Net interest income ...............................    6,024,024    6,152,801    6,350,891     6,447,242
Provision for loan losses .........................      119,745      305,995       87,000       132,707
Net income ........................................    2,870,325    2,649,229    3,240,642     2,864,489
Earnings per common share .........................         0.92         0.85         1.03          0.91

                                                                             2002
                                                       ------------------------------------------------

Total interest income .............................   $9,095,844   $9,170,613   $9,051,618    $8,952,598
Total interest expense ............................    3,062,094    3,031,178    2,809,797     2,759,901
Net interest income ...............................    6,033,750    6,139,435    6,241,821     6,192,697
Provision for loan losses .........................      104,219      111,265       80,640       392,307
Net income ........................................    2,940,930    2,740,935    2,952,283     2,705,990
Earnings per common share .........................         0.94         0.88         0.94          0.87

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's independent accountants during the two most recently ended fiscal years of the Company.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Changes in Internal Controls

There was no change in the Company's internal control over finacnial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Refer to the information under the caption "Information Concerning Nominees for Election as Directors" and "Information Concerning Directors Other Than
Nominees" contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 28, 2004, as filed with the SEC on or about March 12, 2004 (the "Proxy Statement"), which information is incorporated herein by this reference.

Executive Officers

The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Unless otherwise indicated, each executive officer has served in his current position for the past five years.

                                Position with the Company or Bank and Principal
                                Occupation and  Employment During the Past Five
Name                    Age     Years
--------------------------------------------------------------------------------

Kevin G. Deardorff      49      Vice President & Technology Director of the
                                Company.
Leo E. Herrick          62      President of United Bank commencing June, 2002.
                                Previously employeed as Chairman of the Board
                                and President of F&M Bank-Iowa, Marshalltown,
                                Iowa.
Daniel L. Krieger       67      Chairman of the Company since 2003 and President
                                of Company since 1997.  Previously served as
                                President of First National. Also serves as a
                                Director of the Company, Chairman of the Board
                                and Trust Officer of First National and Chairman
                                of the Board of Boone Bank and United Bank.
Stephen C. McGill       49      President of State Bank. Previously served as
                                Senior Vice President of State Bank.
John P. Nelson          37      Vice President, Secretary and Treasurer of
                                Company.
Thomas H. Pohlman       53      President of First National since 1999.
                                Previously employed as Senior Vice President
                                of First National.
Jeffrey K. Putzier      42      President of Boone Bank since 1999. Previously
                                employed as Vice President of State Bank.
Harold E. Thompson      58      President of Randall Story Bank. Previously
                                served as Executive Vice President of Randall
                                Story Bank.
Terrill L. Wycoff       60      Executive Vice President of First National since
                                2000. Previously employed as Senior Vice
                                President of First National.

Section 16(a) Beneficial Ownership Reporting Compliance

Refer to the information under the captions "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by this reference.

Audit Committee Financial Expert

The board of directors of the Company has determined that Warren R. Madden, a member of the Audit Committee, qualifies as an "audit committee financial expert" under applicable SEC rules. The board of directors has further determined that Mr. Madden qualifies as an "independent" director under applicable SEC rules and the corporate governance rules of the NASDAQ stock market. The board's affirmative determination was based, among other things, upon Mr. Madden's experience as Vice President of Finance and Business of Iowa State University, a position in which he functions as the principal financial officer of the university.

Code of Ethics

The Company has adopted a Finance Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Finance Code of Ethics is posted on the Company's website at www.amesnational.com. In the event that the Company makes any amendments to, or grants any waivers of, a provision of the Finance Code of Ethics that requires disclosure under applicable SEC rules, the Company intends to disclose such amendments or waiver and the reasons therefore on its website.

ITEM 11.  EXECUTIVE COMPENSATION

Refer to the information under the captions "Information Concerning the Board of Directors- Director Compensation" and "Executive Compensation" in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Refer to the information under the caption "Security Ownership of Management and Certain Beneficial Owners" in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to the  information  under the caption  "Loans to Directors  and Executive
Officers  and  Related  Party  Transactions"  in  the  Proxy  Statement,   which
information is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Refer to the information under the caption "Relationship with Independent Public Accountants" in the Proxy Statement, which information is incorporated herein by this reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of Financial Statements and Schedules.

         1.  Financial Statements

               Report of McGladrey & Pullen, LLP, Independent Auditor Consolidated Balance Sheets, December 31, 2003 and 2002 Consolidated Statements of Income for the Years ended
                 December 31, 2003, 2002 and 2001
               Consolidated Statements of Stockholders' Equity for
                 the Years ended December 31, 2003, 2002 and 2001
               Consolidated Statements of Cash Flows for the Years ended
                 December 31, 2003, 2002 and 2001
               Notes to Consolidated Financial Statements

         2.  Financial Statement Schedules

             All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)       Reports on Form 8-K.

          On October 17, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5, announcing net earnings for the three and nine months ended September 30, 2003.

(c)      Exhibits.

             3.1  -  Restated   Articles   of   Incorporation   of  the  Company
                     (incorporated by reference to Form 10 filed on April 30,
                     2001).
             3.2  -  Bylaws of the Company.
             10   -  Management Incentive Compensation Plan (incorporated by reference to Form 10K filed on March 25, 2002).
             21   -  Subsidiaries of the Registrant.
             23   -  Consent of Accountants-McGladrey & Pullen, LLP
             31.1 -  Certification of Principal Executive Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002
             31.2 -  Certification of Principal Financail Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002
             32.1 -  Certification of Principal Executive Officer Pursuant
                     to 18 U.S.C. Section 1350
             32.2 -  Certification of Principal Executive Officer Pursuant
                     to 18 U.S.C. Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMES NATIONAL CORPORATION

March 12, 2004                      By:  /s/ Daniel L. Kreiger
                                    --------------------------------------------
                                    Daniel L. Krieger, Chairman and President
                                    (Principle Executive Officer)


March 12, 2004                      By:  /s/ John P. Nelson
                                    --------------------------------------------
                                    John P. Nelson, Vice President
                                    (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 12, 2004.


                                     /s/ Betty A. Baudler
                                     -------------------------------------------
                                     Betty A. Baudler, Director

                                     /s/ James R. Christy
                                     -------------------------------------------
                                     James R. Christy, Director

                                     /s/ Robert L. Cramer
                                     -------------------------------------------
                                     Robert L. Cramer, Director

                                     /s/ Douglas C. Gustafson
                                     -------------------------------------------
                                     Douglas C. Gustafson, Director

                                     /s/ Charles D. Jons
                                     -------------------------------------------
                                     Charles D. Jons, Director

                                     /s/ James R. Larson
                                     -------------------------------------------
                                     James R. Larson II, Director

                                     /s/ Warren R. Madden
                                     -------------------------------------------
                                     Warren R. Madden, Director

                                     /s/ Marvin J. Walter
                                     -------------------------------------------
                                     Marvin J. Walter, Director