Form 10-Q
period 2004-03-31
AMES NATIONAL CORP
filed 2004-05-10
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ____________

                         Commission File Number 0-32637

                            AMES NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           IOWA                                                  42-1039071
--------------------------------------------------------------------------------
State or Other Jurisdiction of                              (I. R. S. Employer
Incorporation or Organization)                            Identification Number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


COMMON STOCK, $5.00 PAR VALUE                            3,133,053
--------------------------------------------------------------------------------
        (Class)                           (Shares Outstanding at April 30, 2004)

                            AMES NATIONAL CORPORATION

                                      INDEX

Page

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at March 31, 2004
                  and December 31, 2003                                        3

                  Consolidated Statements of Income for the three
                  months ended March 31, 2004 and 2003                         4

                  Consolidated  Statements  of Cash Flows for the
                  three months  ended  March  31,  2004  and  2003             5

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations          6-15

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           15

         Item 4   Controls and Procedures                                     15


Part II. Other Information

         Items 1 through 6                                                    16

         Signatures                                                           17

PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets (Unaudited)


                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                  (unaudited)

                                                                                    March 31,      December 31,
                                                                                      2004             2003
                                                                                 ------------------------------
        Assets
Cash and due from banks ......................................................   $  26,268,260    $  31,982,144
Federal funds sold ...........................................................      38,690,000       20,380,000
Interest bearing deposits in financial institutions ..........................       8,588,576        6,363,538
Securities available-for-sale ................................................     350,165,660      323,115,914
Loans receivable, net ........................................................     359,405,771      355,533,119
Loans held for sale ..........................................................         660,000          859,139
Bank premises and equipment, net .............................................       8,447,894        8,377,807
Accrued income receivable ....................................................       5,981,800        5,842,247
Other assets .................................................................         514,182          332,556
                                                                                 ------------------------------
        Total assets .........................................................   $ 798,722,143    $ 752,786,464
                                                                                 ==============================

Liabilities and Stockholders' Equity
Deposits:
    Demand ...................................................................   $  64,423,914    $  71,372,534
    NOW accounts .............................................................     165,640,307      138,308,140
    Savings and money market .................................................     185,799,563      166,387,319
    Time, $100,000 and over ..................................................      67,780,557       69,486,570
    Other time ...............................................................     176,115,766      173,993,964
                                                                                 ------------------------------
        Total deposits .......................................................     659,760,107      619,548,527

Federal funds purchased and securities
  sold under agreements to repurchase ........................................      18,854,237       18,198,403
Dividends payable ............................................................       1,441,204        1,441,204
Deferred taxes ...............................................................       4,340,041        3,238,665
Accrued interest and other liabilities .......................................       3,571,076        3,034,670
                                                                                 ------------------------------
        Total liabilities ....................................................     687,966,665      645,461,469
                                                                                 ------------------------------

Stockholders' Equity:
  Common stock, $5 par value;  authorized  6,000,000 shares;  issued 3,153,230 shares at March 31, 2004 and December 31, 2003;
    outstanding 3,133,053 at March 31, 2004 and December 31, 2003 ............      15,766,150       15,766,150
  Surplus ....................................................................      25,351,979       25,351,979
  Retained earnings ..........................................................      59,923,998       58,400,660
  Treasury stock, at cost; 24,248 shares at
    March 31, 2004 and December 31, 2003 .....................................      (1,109,735)      (1,109,735)
  Accumulated other comprehensive income - net unrealized gain
    on securities available-for-sale .........................................      10,823,086        8,915,941
                                                                                 ------------------------------
        Total stockholders' equity ...........................................     110,755,478      107,324,995
                                                                                 ------------------------------

        Total liabilities and stockholders' equity ...........................   $ 798,722,143    $ 752,786,464
                                                                                 ==============================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (unaudited)

                                                                Three Months Ended
                                                                      March 31,
                                                              -----------------------
                                                                 2004         2003
                                                              -----------------------
Interest and dividend income:
  Loans ...................................................   $5,352,668   $5,556,035
  Securities
    Taxable ...............................................    2,076,081    1,883,539
    Tax-exempt ............................................    1,051,986      770,300
  Federal funds sold ......................................       56,873      163,694
  Dividends ...............................................      377,196      340,665
                                                              -----------------------
                                                               8,914,804    8,714,233
                                                              -----------------------
Interest expense:
  Deposits ................................................    2,316,646    2,625,990
  Other borrowed funds ....................................       74,528       64,219
                                                              -----------------------
                                                               2,391,174    2,690,209
                                                              -----------------------

        Net interest income ...............................    6,523,630    6,024,024

Provision for loan losses .................................       58,355      119,745
                                                              -----------------------
        Net interest income after provision for loan losses    6,465,275    5,904,279
                                                              -----------------------
Non-interest income:
  Trust department income .................................      283,871      327,329
  Service fees ............................................      356,931      358,924
  Securities gains, net ...................................       31,542      365,825
  Gain on sale of loans held for sale .....................      164,188      248,120
  Merchant and ATM fees ...................................      149,080      139,898
  Other ...................................................      155,321      155,317
                                                              -----------------------
        Total non-interest income .........................    1,140,933    1,595,413
                                                              -----------------------
Non-interest expense:
  Salaries and employee benefits ..........................    2,258,919    2,169,684
  Occupancy expenses ......................................      267,977      268,608
  Data processing .........................................      594,505      467,800
  Other operating expenses ................................      531,353      591,510
                                                              -----------------------
        Total non-interest expense ........................    3,652,754    3,497,602
                                                              -----------------------

        Income before income taxes ........................    3,953,454    4,002,090
Income tax expense ........................................      988,912    1,131,765
                                                              -----------------------
        Net income ........................................   $2,964,542   $2,870,325
                                                              =======================

Basic and diluted earnings per share ......................   $     0.95   $     0.92
                                                              =======================

Declared dividends per share ..............................   $     0.46   $     0.44
                                                              =======================

Comprehensive Income ......................................   $4,871,687   $2,487,415
                                                              =======================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                            2004          2003
                                                                        --------------------------
Cash flows from operating activities:
  Net income ........................................................   $ 2,964,542    $ 2,870,325
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses .......................................        58,355        119,745
    Amortization and accretion, net .................................       128,672        151,601
    Depreciation ....................................................       215,597        247,253
    Provision for deferred taxes ....................................       (18,693)      (115,053)
    Securities gains, net ...........................................       (31,542)      (365,825)
    Change in assets and liabilities:
      (Increase) decrease loans held for sale .......................       199,139     (1,443,298)
      (Increase) decrease in accrued income receivable ..............      (139,553)       147,773
      (Increase) decrease in other assets ...........................      (181,626)       225,038
      Increase in accrued interest and other liabilities ............       536,406        952,586
                                                                        --------------------------
        Net cash provided by operating activities ...................     3,731,297      2,790,145
                                                                        --------------------------

Cash flow from investing activities:
  Purchase of securities available-for-sale .........................   (45,577,674)   (26,888,288)
  Proceeds from sale of securities available-for-sale ...............     1,465,948      1,290,340
  Proceeds from maturities of securities available-for-sale .........    19,992,064     15,775,545
  Net increase in interest bearing deposits in financial institutions    (2,225,038)            --
  Net increase in federal funds sold ................................   (18,310,000)   (67,820,000)
  Net increase in loans .............................................    (3,931,007)    (6,753,349)
  Purchase of bank premises and equipment ...........................      (285,684)      (143,959)
                                                                        --------------------------
        Net cash used in investing activities .......................   (48,871,391)   (84,539,711)
                                                                        --------------------------

Cash flows from financing activities:
  Increase in deposits ..............................................    40,211,580     63,272,017
  Increase (decrease) in FHLB advances, federal funds purchased
    and securities sold under agreements to repurchase ..............       655,834     (4,963,555)
  Dividends paid ....................................................    (1,441,204)    (1,376,752)
                                                                        --------------------------

        Net cash provided by financing activities ...................    39,426,210     56,931,710
                                                                        --------------------------

        Net decrease in cash and cash equivalents ...................    (5,713,884)   (24,817,856)
                                                                        --------------------------

Cash and cash equivalents at beginning of quarter ...................    31,982,144     51,688,784
                                                                        --------------------------

Cash and cash equivalents at end of quarter .........................   $26,268,260    $26,870,928
                                                                        ==========================

Supplemental disclosures of cash flow information:
  Cash paid for interest ............................................   $ 2,482,191    $ 2,781,226
  Cash paid for taxes ...............................................       130,780        273,633

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)



1. Significant Accounting Policies

The consolidated financial statements for the three month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Dividends

On February 11, 2004, the Company declared a cash dividend on its common stock, payable on May 17, 2004 to stockholders of record as of May 3, 2004, equal to $0.46 per share.

3. Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2004 and 2003 were 3,133,053 and 3,128,982, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ames National Corporation is a bank holding company established in 1975 that owns and operates five bank subsidiaries in central Iowa. The following discussion is provided for the consolidated operations of the Company and its Banks, First National Bank, Ames, Iowa (First National), State Bank & Trust Co. (State Bank), Boone Bank & Trust Co. (Boone Bank), Randall-Story State Bank (Randall-Story Bank) and United Bank & Trust NA (United Bank). The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

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

The Company earned net income of $2,965,000, or $0.95 per share for the three months ended March 31, 2004, compared to net income of $2,870,000, or $0.92 per share, for the three months ended March 31, 2003, an increase of 3.28%. Net interest income increased $500,000 and was the largest contributor to the higher level of earnings. The improved net interest income was partially offset by lower realized securities gains and the gain on the sale of secondary market residential mortgage loans.

The following management discussion and analysis will provide a summary review of important items relating to:

o    Challenges
o    Key Performance Indicators and Industry Results
o    Income Statement Review
o    Balance Sheet Review
o    Asset Quality and Credit Risk Management
o    Liquidity and Capital Resources
o    Forward-Looking Statements and Business Risks

Challenges

Management has identified certain challenges that may negatively impact the Company's revenues in the future and is attempting to position the Company to best respond to those challenges.

o Interest rates at historic lows may present a challenge to the Company by increasing the possibility of a rapid increase in interest rates. Such an increase may negatively impact the Company's net interest margin if interest expense increases more quickly than interest income. The Company's earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks' interest rate risk positions.

o The volume of mortgage loan refinancing is expected to decline in 2004 and income on the sale of loans held for sale totaled $164,000 for the three-months ended March 31, 2004 compared to $248,000 for the first quarter of 2003. This slowdown will have a negative impact on the Company's noninterest income as the refinancing activity generated record fee income of $1,155,000 in 2003. The Banks are focusing more attention on relationships with local real estate agents in an effort to expand the mortgage loan fees derived from home purchases as refinancing activity begins to diminish.

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

o A potential challenge to the Company's earnings would be poor performance in the Company's equity portfolio, thereby reducing the historical level of realized security gains. The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks totaling nearly $25 million as of March 31, 2004. The Company focuses on stocks that have historically paid dividends that may lessen the negative effects of a bear market.

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

Selected Indicators for the Company and the Industry

                                                      Years Ended December 31,
                  Quarter Ended    --------------------------------------------------------------
                  March 31, 2004          2003                 2002                  2001
                  -------------------------------------------------------------------------------
                      Company      Company   Industry    Company   Industry   Company   Industry
                  -------------------------------------------------------------------------------
Return on assets       1.56          1.60%     1.38%      1.78%      1.30%      1.71%     1.14%

Return on equity      10.91         11.16%    15.04%     11.54%     14.14%     11.54%    12.97%

Net interest
  margin .......       4.09%         4.02%     3.73%      4.51%      3.96%      4.19%     3.78%

Efficiency ratio      48.02%        47.18%    56.59%     44.64%     56.00%     41.87%    57.72%

Capital ratio ..      13.87%        14.26%     7.88%     15.46%      7.87%     14.81%     7.78%

Key performances indicators include:

o    Return on Assets

     This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.56% and 1.67%, respectively, for the three month periods ending March 31, 2004 and 2003. Although the Company's return on assets ratio compares favorably to that of the industry, this ratio declined in the first three months of 2004 as assets grew more quickly than income primarily as the result of public fund deposits.

o    Return on Equity

     This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders' equity investment in the Company. The Company's annualized return on equity ratio is below that of the industry primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on average equity was 10.91% and 11.26%, respectively for the three month periods ending March 31, 2004 and 2003. A higher level of retained earnings and net unrealized gains on securities available for sale led to the lower return on equity in 2004.

o    Net Interest Margin

     The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The Company's net interest margin compares favorably to the industry; however, management expects the competitive nature of the Company's market environment to put downward pressure on the Company's margin.

o    Efficiency Ratio

     This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company's ability to manage noninterest expenses. The Company's efficiency ratio compares favorably to the industry's average and was 48.02% and 45.90% for the three months ended March 31, 2004 and 2003, respectively. Higher data processing expenses relating to computer equipment and maintenance was the largest contributing factor to the higher efficiency ratio.

o    Capital Ratio

     The capital ratio is calculated by dividing total equity capital by total assets. It measures the level of average assets that are funded by shareholders' equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company's capital ratio is significantly higher than the industry average.

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

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the last two years:

Critical Accounting Policies

The discussion contained in this Item 2 and other disclosures included within this report are based on the Company's audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements" contained in the Company's 10-K. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policy to be that related to the allowance for loan losses.

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

                    AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                       Three Months Ended March 31,
                                       ------------------------------------------------------------
                                                   2004                           2003
                                       ----------------------------   -----------------------------
ASSETS                                 Average    Revenue/   Yield/   Average    Revenue/    Yield/
(dollars in thousands)                 Balance    Expense     Rate    Balance    Expense      Rate
                                       ------------------------------------------------------------
         Interest-bearing assets
Loans
Commercial .........................   $ 40,780   $    531    5.21%   $ 38,186   $    565    5.92%
Agricultural .......................     26,705        431    6.46%     25,998        461    7.09%
Real estate ........................    271,841      4,048    5.96%    257,491      4,215    6.55%
Installment and other ..............     22,851        343    6.00%     19,401        315    6.49%
                                       -------------------------------------------------------------
Total loans (including fees) .......   $362,177   $  5,353    5.91%   $341,076   $  5,556    6.52%

Investment securities
Taxable ............................   $195,356   $  2,164    4.43%   $156,000   $  2,003    5.14%
Tax-exempt .........................    120,834      2,024    6.70%     81,167      1,494    7.36%
                                       -----------------------------------------------------------
Total investment securities ........   $316,190   $  4,189    5.30%   $237,167   $  3,497    5.90%

Interest bearing deposits with banks   $  7,252   $     24    1.32%   $  1,000   $      5    2.00%
Federal funds sold .................     21,388         57    1.07%     58,914        164    1.11%
                                       -----------------------------------------------------------
Total interest-earning assets ......   $707,007   $  9,623    5.44%   $638,157   $  9,222    5.78%

Non-interest-earning assets ........   $ 51,465                       $ 49,973
                                       --------                       --------

TOTAL ASSETS .......................   $758,472                       $688,130
                                       ========                       ========

1 Average loan balances include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35% and 34% in 2004 and 2003, respectively.

                    AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                                Three Months Ended March 31,
                                               --------------------------------------------------------------
                                                            2004                            2003
                                               ----------------------------    ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY           Average    Revenue/   Yield/    Average     Revenue/   Yield/
(dollars in thousands)                         Balance    Expense     Rate     Balance     Expense     Rate
                                               --------------------------------------------------------------
    Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets ...   $311,503   $    615    0.79%    $278,748    $    752    1.08%
Time deposits < $100,000 ...................    175,513      1,277    2.91%     165,333       1,407    3.40%
Time deposits > $100,000 ...................     69,366        424    2.45%      61,415         467    3.04%
                                               -------------------------------------------------------------
Total deposits .............................   $556,382   $  2,316    1.67%    $505,496    $  2,626    2.08%
Other borrowed funds .......................     20,857         75    1.44%      15,116          64    1.69%
                                               -------------------------------------------------------------
Total Interest-bearing .....................   $577,239   $  2,391    1.66%    $520,612    $  2,690    2.07%
liabilities ................................              --------                         --------

   Non-interest-bearing liabilities
Demand deposits ............................   $ 64,154                        $ 57,934
Other liabilities ..........................      8,380                           7,604
                                               --------                        --------
Stockholders' equity .......................   $108,699                        $101,980
                                               --------                        --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .......................   $758,472                        $688,130
                                               ========                        ========
Net interest: income  / margin .............              $  7,232    4.09%                $  6,532    4.09%
                                                          ========                         ========
Spread Analysis
Interest income/average assets .............                 9,623    5.07%                   9,222    5.36%
Interest expense/average assets ............                 2,391    1.26%                   2,690    1.56%
Net interest income/average assets .........                 7,232    3.81%                   6,532    3.80%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35% and 34% in 2004 and 2003, respectively.

Net Interest Income

For the three months ended March 31, 2004 and 2003, the Company's net interest margin adjusted for tax exempt income was 4.09%. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2004 and March 31, 2003 totaled $6,524,000 and $6,024,000, respectively.

For the quarter ended March 31, 2004, interest income increased $201,000 or 1.9% when compared to the same period in 2003. The slight increase was attributable to higher volume of investments and loans that offset a much lower yield on earning assets.

Interest expense decreased $299,000 or 11.1% for the quarter ended March 31, 2004 when compared to the same period in 2003. The lower interest expense for the quarter is attributable to declining interest rates paid on deposits and other borrowed funds partially offset by a higher volume of deposits.

Provision for Loan Losses

The Company's provision for loan losses for the three months ended March 31, 2004 was $58,000 compared to $120,000 during the same period last year. Loan growth at United Bank was the most significant factor leading to the provision expense recorded for quarters ended March 31, 2004 and 2003.

Non-interest Income and Expense

Non-interest income decreased $454,000, or 28.5% during the quarter ended March 31, 2004 compared to the same period in 2003. The decrease can be attributed to decreased realized gains on the sale of securities in the Company's equity portfolio of $32,000 in 2004 compared to $366,000 in first quarter of 2003. Lower gains on the sale of secondary market residential mortgage loans also contributed to lower non-interest income as the record level of refinancing activity experienced in 2003 slowed down in 2004.

Non-interest expense increased $155,000 or 4.4% for the first quarter of 2004 compared to the same period in 2003. The increase in non-interest expense is primarily related to higher data processing costs associated with upgrading computer software and equipment.

Income Taxes

The provision for income taxes for March 31, 2004 and March 31, 2003 was $989,000 and $1,132,000, respectively. This amount represents an effective tax rate of 25.0% for the three months ended March 31, 2004 versus 28.3% for the same quarter in 2003. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

For the quarter ended March 31, 2004, total assets were $798,722,000, a $45,936,000 increase compared to December 31, 2003. This higher level of assets is attributable to a higher volume of federal funds sold resulting from temporary large public fund deposit balances associated with the collection of property taxes. Average assets for the first quarter ended March 31, 2004 totaled $758,472,000 versus $688,130,000 for the first quarter ended March 31, 2003. United Bank & Trust's assets increased by $29,997,000 from March 31, 2003.

Investment Portfolio

The increase in the volume of investment securities to $350,166,000 on March 31, 2004 from $323,116,000 on December 31, 2003 resulted primarily from the purchase of U.S. government agency bonds.

Loan Portfolio

Net loans totaled $359,406,000 as of March 31, 2004 compared to 355,533,000 as of December 31, 2003. The increased level of loans relates primarily to new loan originations at United Bank.

Deposits

Deposits totaled $659,760,000 as of March 31, 2004, an increase of $40,212,000 from December 31, 2003 and are $45,866,000 higher than the March 31, 2003 balance. The increase in deposits is attributable to growth in deposit volume particularly at United Bank and a large influx of public funds invested on a short-term basis until the funds are withdrawn over the following 60 day period. The Company's deposits typically increase significantly at the end of the first and third quarters as local municipalities receive local property tax payments.

Other Borrowed Funds

Other borrowed funds as of March 31, 2004 totaled $18,854,000 and consisted primarily of securities sold under agreements to repurchase. Other borrowing as of December 31, 2003 totaled $18,198,000.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company's off-balance sheet arrangements have occurred since December 31, 2003.

Asset Quality Review and Credit Risk Management

The Company's credit risk is centered in the loan portfolio, which on March 31, 2004 totaled $359,406,000 as compared to $355,533,000 as of December 31, 2003.
Net loans comprise 45% of total assets as of March 31, 2004. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer's failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company's level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 0.60% compares favorably to the average of the Company's peer group of 335 bank holding companies with assets of $500 million to $1 billion as of December 31, 2003 of 0.71%.

Impaired loans totaled $2,532,000 as of March 31, 2004 compared to $2,187,000 as of December 31, 2003. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans. As of March 31, 2004, non-accrual loans totaled $2,404,000, loans past due 90 days still accruing totaled $128,000 and there were no restructured loans outstanding. Other real estate owned as of March 31, 2004 and December 31, 2003 totaled $349,000 and $159,000, respectively.

Net charge-offs totaled $20,000 for the three months ended March 31, 2004 compared to net recoveries of $49,000 for the three months ended March 31, 2003. The resulting allowance for loan losses as a percentage of outstanding loans as of March 31, 2004 and December 31, 2003 was 1.66% and 1.71%, respectively. The allowance for loan and lease losses totaled $6,090,000 and $6,051,000 as of March 31, 2004 and December 31, 2003, respectively

The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower, a realistic determination of value and adequacy of underlying collateral, the condition of the local economy and the condition of the specific industry of the borrower, an analysis of the levels and trends of loan categories and a review of delinquent and classified loans.

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

As of March 31, 2004, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company's Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for March 31, 2004 and December 31, 2003 totaled $73,547,000 and $58,726,000, respectively. The federal funds sold balance was $18,310,000 higher as of March 31, 2004 as the result of a temporary increase in public fund deposits.

Other sources of liquidity available to the Banks at March 31, 2004 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $27,336,000 and federal funds borrowing capacity at correspondent banks of $37,500,000. The Company did not have any outstanding FHLB advances as of March 31, 2004 and securities sold under agreement to repurchase totaled $18,854,000.

Total investments as of March 31, 2004 were $350,166,000 compared to $323,116,000 as of year end 2003. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of March 31, 2004..

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

Review of Statements of Cash Flows

Operating cash flows for March 31, 2004 and 2003 totaled $3,731,000 and $2,790,000, respectively. The primary variance in operating cash flows for the first quarter of 2004 compared to the same quarter in 2003 was the cash used to fund secondary market residential loans in the first quarter of 2003.

Net cash used in investing activities for March 31, 2004 and 2003 was $48,871,000 and $84,540,000, respectively. The largest investing activity was the purchase of U.S. government agency bonds in the first quarter of 2004.

Net cash provided by financing activities for March 31, 2004 and 2003 totaled $39,426,000 and $56,932,000, respectively. Growth in deposits was the primary source of financing funds in 2004 and 2003. As of March 31, 2004, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

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

The  Company  has  unconsolidated   interest  bearing  deposits  and  marketable
investment securities totaling $35,167,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flows needs as of March 31, 2004 that is a concern to management.

Capital Resources

The Company's total stockholders' equity increased to $110,755,000 at March 31, 2004, from $107,325,000 at December 31, 2003. At March 31, 2004 and December 31,
2003, stockholders' equity as a percentage of total assets was 13.87% and 14.26%, respectively. Total equity increased due to retention of earnings and from appreciation in the Company's and Banks' investment portfolios. The capital levels of the Company currently exceed applicable regulatory guidelines as of March 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed to-date in 2004 changed significantly when compared to 2003.

Item 4. Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company
(including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               31.1 Certification  of Principal  Executive  Officer  Pursuant to
                    Section 302 of Sarbanes-Oxley Act of 2002.

               31.2 Certification  of Principal  Financial  Officer  Pursuant to
                    Section 302 of Sarbanes-Oxley Act of 2002.

               32.1 Certification of Principal  Executive Officer Pursuant to 18
                    U.S.C. Section 1350.

               32.2 Certification of Principal  Financial Officer Pursuant to 18
                    U.S.C. Section 1350.

          (b)  Reports on Form 8-K

               On January 23,  2004,  the Company  filed a Form 8-K  pursuant to
               Item 5, announcing financial results for the three and twelve months ended December 31, 2003.

               On April 16, 2004, the Company filed a Form 8-K pursuant to Item 5, announcing financial results for the three months ended March 31, 2004.

               On April 22,  2004,  the Company  filed a Form 8-K/A  pursuant to
               Item 5, to include the Company's Consolidated Balance Sheets and Statements of Income for March 31, 2004 and 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMES NATIONAL CORPORATION

DATE: May 10, 2004                           By:  /s/ Daniel L. Krieger
                                                  ------------------------------
                                                  Daniel L. Krieger, President
                                                  Principal Executive Officer

                                             By:  /s/ John P. Nelson
                                                  ------------------------------
                                                  John P. Nelson, Vice President
                                                  Principal Financial Officer