Form 10-Q
period 2004-06-30
AMES NATIONAL CORP
filed 2004-08-05
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No ____

Indicate  by check mark  whether the  registrant  is an  accelerated  filer
(as defined in Rule 12b-2 of the Act).  Yes __X__     No _____
                      -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $5.00 PAR VALUE                           3,137,066
--------------------------------------------------------------------------------
        (Class)                            (Shares Outstanding at July 30, 2004)

                            AMES NATIONAL CORPORATION

                                      INDEX

Page

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at June 30, 2004
                  and December 31, 2003                                        3

                  Consolidated Statements of Income for the three
                  and six months ended June 30, 2004 and 2003                  4

                  Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2004 and 2003                          5

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations          6-18

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           18

         Item 4   Evaluation of Disclosure Controls and Procedures            18


Part II. Other Information

         Items 1 through 6                                                    19

         Signatures                                                           20

Part 1.   FINANCIAL INFORMATION
          ITEM 1.

                             AMES NATIONAL CORPORATION AND SUBSIDIARIES
                                    Consolidated Balance Sheets
                                           (unaudited)

                                                                     June 30,            December 31,
                          Assets                                       2004                  2003
                                                                   -------------        --------------

Cash and due from banks                                            $  22,365,358        $   31,982,144
Federal funds sold                                                     1,400,000            20,380,000
Interest bearing deposits in financial institutions                    9,053,035             6,363,538
Securities available-for-sale                                        358,055,848           323,115,914
Loans receivable, net                                                382,602,275           355,533,119
Loans held for sale                                                    1,266,300               859,139
Bank premises and equipment, net                                       8,312,472             8,377,807
Accrued income receivable                                              5,696,966             5,842,247
Other assets                                                             579,629               332,556
                                                                  --------------        --------------
            Total assets                                          $  789,331,883        $  752,786,464
                                                                  ==============        ==============

           Liabilities and Stockholders' Equity

Liabilities:
Deposits:
  Demand                                                          $   64,153,372        $   71,372,534
  NOW accounts                                                       150,610,085           138,308,140
  Savings and money market                                           177,314,085           166,387,319
  Time, $100,000 and over                                             67,585,809            69,486,570
  Other time                                                         174,206,039           173,993,964
                                                                  --------------        --------------
            Total deposits                                           633,869,390           619,548,527

Federal funds purchased and securities
  sold under agreements to repurchase                                 44,575,719            18,198,403
Dividends payable                                                      3,070,392             1,441,204
Deferred taxes                                                           445,010             3,238,665
Accrued interest and other liabilities                                 3,132,223             3,034,670
                                                                  --------------        --------------
            Total liabilities                                        685,092,734           645,461,469
                                                                  --------------        --------------

Stockholders' Equity:
  Common stock,  $5 par value;  authorized
    6,000,000  shares;  issued  3,153,230
    shares at June 30, 2004 and December 31, 2003;
    outstanding 3,137,066 shares at
    June 30, 2004 and 3,133,053 shares
    at December 31, 2003                                              15,766,150            15,766,150
Additional paid-in-capital                                            25,378,746            25,351,979
Retained earnings                                                     59,715,644            58,400,660
Treasury stock, at cost; 16,164 shares at June 30, 2004
  and 20,177 shares at December 31, 2003                               (889,020)           (1,109,735)
Accumulated other comprehensive income - net unrealized gain
  on securities available-for-sale                                     4,267,629             8,915,941
                                                                  --------------        --------------
            Total stockholders' equity                               104,239,149           107,324,995
                                                                  --------------        --------------

            Total liabilities and stockholders' equity            $  789,331,883        $  752,786,464
                                                                  ==============        ==============

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (unaudited)

                                                            Three Months Ended                   Six Months Ended
                                                                June 30,                              June 30,
                                                       -------------------------            ---------------------------
                                                           2004          2003                   2004           2003
                                                       -----------   -----------            ------------   ------------
Interest and dividend income:
 Loans                                                 $ 5,471,094   $ 5,651,200            $ 10,823,762   $ 11,207,235
 Securities
  Taxable                                                2,151,710     1,792,746               4,227,791      3,676,285
  Tax-exempt                                             1,093,670       842,090               2,145,656      1,612,390
 Federal funds sold                                         21,223       249,908                  78,096        413,602
 Dividends                                                 371,334       340,180                 748,530        680,845
                                                       -----------   -----------            ------------   ------------
                                                         9,109,031     8,876,124              18,023,835     17,590,357
                                                       -----------   -----------            ------------   ------------
Interest expense:
 Deposits                                                2,357,853     2,646,208               4,674,499      5,272,198
 Other borrowed funds                                       94,099        77,115                 168,627        141,334
                                                       -----------   -----------            ------------   ------------
                                                         2,451,952     2,723,323               4,843,126      5,413,532
                                                       -----------   -----------            ------------   ------------

    Net interest income                                  6,657,079     6,152,801              13,180,709     12,176,825

Provision for loan losses                                  210,353       305,995                 268,708        425,740
                                                       -----------   -----------            ------------   ------------
  Net interest income after provision
    for loan losses                                      6,446,726     5,846,806              12,912,001     11,751,085
                                                       -----------   -----------            ------------   ------------
Non-interest income:
  Trust department income                                  325,287       274,773                 609,158        602,102
  Service fees                                             460,937       383,076                 817,868        742,000
  Securities gains, net                                          0       280,782                  31,542        646,607
  Gain on sale of loans held for sale                      183,553       322,876                 347,741        570,996
  Merchant and ATM fees                                    120,325       108,136                 269,405        248,034
  Other                                                    159,805       142,490                 315,126        297,807
                                                       -----------   -----------            ------------   ------------
    Total non-interest income                            1,249,907     1,512,133               2,390,840      3,107,546
                                                       -----------   -----------            ------------   ------------
Non-interest expense:
  Salaries and employee benefits                         2,269,156     2,324,737               4,528,075      4,494,421
  Occupancy expenses                                       236,975       231,737                 504,952        500,345
  Data processing                                          623,256       617,875               1,217,761      1,085,675
  Other operating expenses                                 546,809       606,720               1,078,162      1,198,230
                                                       -----------   -----------            ------------   ------------
    Total non-interest expense                           3,676,196     3,781,069               7,328,950      7,278,671
                                                       -----------   -----------            ------------   ------------

    Income before income taxes                           4,020,437     3,577,870               7,973,891      7,579,960
Income tax expense                                       1,158,398       928,641               2,147,310      2,060,406
                                                       -----------   -----------            ------------   ------------
    Net income                                         $ 2,862,039   $ 2,649,229            $  5,826,581   $  5,519,554
                                                       ===========   ===========            ============   ============

Basic and diluted earnings per share                        $ 0.91        $ 0.85                  $ 1.86         $ 1.76
                                                       ===========   ===========            ============   ============

Declared dividends per share                                $ 0.98        $ 0.92                  $ 1.44         $ 1.36
                                                       ===========   ===========            ============   ============

Comprehensive Income (Loss)                            $(3,693,418)  $ 6,186,196            $  1,178,269   $  8,673,611
                                                       ===========   ===========            ============   ============


                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                   ----------------------------
                                                                                                       2004            2003
                                                                                                   -----------     ------------

Cash flows from operating activities:
Net income                                                                                         $ 5,826,581     $  5,519,554
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                            268,708          425,740
  Amortization and accretion, net                                                                      317,223          261,752
  Depreciation                                                                                         443,560          497,536
  Provision for deferred taxes                                                                        (63,694)        (115,052)
  Securities gains, net                                                                               (31,542)        (646,607)
  Change in assets and liabilities:
  (Increase) decrease loans held for sale                                                            (407,161)      (4,235,864)
  (Increase) decrease in accrued income receivable                                                     145,281          687,662
  (Increase) decrease in other assets                                                                (247,073)          405,266
  Increase in accrued interest and other liabilities                                                    97,553          400,075
                                                                                                   -----------     ------------
Net cash provided by operating activities                                                            6,349,436        3,200,062
                                                                                                   -----------     ------------

Cash flow from investing activities:
  Purchase of securities available-for-sale                                                       (108,371,375)     (56,962,306)
  Proceeds from sale of securities available-for-sale                                                1,576,886        3,735,979
  Proceeds from maturities of securities available-for-sale                                         64,190,601       35,163,099
  Net (increase) in interest bearing deposits in financial institutions                             (2,689,497)      (5,000,000)
  Net (increase) decrease in federal funds sold                                                     18,980,000      (46,575,000)
  Net (increase) in loans                                                                          (27,337,864)      (9,631,404)
  Purchase of bank premises and equipment                                                             (378,225)        (481,808)
                                                                                                   -----------     ------------
Net cash used in investing activities                                                              (54,029,474)     (79,751,439)
                                                                                                   ------------    ------------

Cash flows from financing activities:
  Increase in deposits                                                                               14,320,863       53,537,702
  Increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                                               26,377,316        2,457,442
  Dividends paid                                                                                     (2,882,409)      (2,753,504)
  Proceeds from issuance of treasury stock                                                              247,482          221,870
                                                                                                   ------------    -------------

Net cash provided by financing activities                                                            38,063,252       53,463,510
                                                                                                   ------------    -------------

Net decrease in cash and cash equivalents                                                            (9,616,786)     (23,087,867)
                                                                                                   ------------    -------------

Cash and cash equivalents at beginning of quarter                                                    31,982,144       51,688,784
                                                                                                   ------------     ------------

Cash and cash equivalents at end of quarter                                                        $ 22,365,358     $ 28,600,917
                                                                                                   ============     ============
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                           $  4,942,532     $  5,438,043
  Cash paid for taxes                                                                                 2,095,222        2,074,118

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.  Significant Accounting Policies

The consolidated financial statements for the six month periods ended June 30, 2004 and 2003 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2.  Dividends

On May 12, 2004, the Company declared a cash dividend on its common stock, payable on August 16, 2004 to stockholders of record as of August 2, 2004, equal to $0.49 per share. Also on May 12, 2004, the Company declared an additional special cash dividend on its common stock, payable October 1, 2004 to stockholders of record as of September 16, 2004, equal to $0.49 per share.

3.  Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2004 and 2003 were 3,133,714 and 3,129,743, respectively. The weighted average outstanding shares for the six months ended June 30, 2004 and 2003 were 3,133,384 and 3,129,364, respectively.

4.  Off-Balance Sheet Arrangements

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services. The Banks also offer investment services through a third-party broker dealer. The Company employs nine individuals to assist with financial reporting, human resources, audit, compliance, technology systems and the coordination of management activities, in addition to 178 full-time equivalent individuals employed by the Banks.

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

The Company earned net income of $2,862,000, or $0.91 per share for the three months ended June 30, 2004, compared to net income of $2,649,000, or $0.85 per share, for the three months ended June 30, 2003, an increase of 8%. Net interest income increased $504,000 and was the largest contributor to the higher level of quarterly earnings. The improved net interest income was partially offset by the lack of realized securities gains and lower gains on the sale of secondary market residential mortgage loans.

For the six month period ending June 30, 2004, the Company earned net income of $5,827,000, or $1.86 per share, a 6% increase over net income of $5,520,000, or $1.76 per share, earned a year ago. An improved net interest margin resulted in an additional $1,040,000 in net interest income for the first six months of 2004 compared to the same period one year ago.

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

o Interest rates have moved above their historic lows; however, additional rapid increases in interest rates may present a challenge to the Company. Such an increase may negatively impact the Company's net interest margin if interest expense increases more quickly than interest income. The Company's earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks' interest rate risk positions.

o The volume of mortgage loan refinancing has declined in 2004 and this trend is expected to continue for the remainder of the year. Income from the sale of secondary market loans totaled $348,000 for the six months ended June 30, 2004 compared to $571,000 for the same period in 2003. This slowdown will have a negative impact on the Company's noninterest income as the refinancing activity generated record fee income of $1,155,000 in 2003. The Banks are focusing more attention on relationships with local real estate agents in an effort to expand the mortgage loan fees derived from home purchases as refinancing activity begins to diminish.

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

o A potential challenge to the Company's earnings would be poor performance in the Company's equity portfolio, thereby reducing the historical level of realized security gains. The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks totaling $24 million as of June 30, 2004. The Company focuses on stocks that have historically paid dividends that may lessen the negative effects of a bear market.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 9,116 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company's performance from quarter to quarter and to determine how the Company's operations compare to the industry as a whole.

Selected Indicators for the Company and the Industry

                           June 30, 2004       March 31, 2004
                         ------------------  ------------------            Years Ended December 31,
                         3 Months  6 Months      3 Months         --------------------------------------
                          Ended     Ended          Ended                2003                2002
                         ------------------  ------------------   ------------------  ------------------
                         Company   Company   Company  Industry*   Company   Industry  Company   Industry
                         -------   -------   -------  ---------   -------   --------  -------   --------
Return on assets          1.45%     1.51%     1.56%     1.38%      1.60%      1.38%    1.78%      1.30%

Return on equity         10.76%    10.84%    10.91%    14.86%     11.16%     15.04%   11.54%     14.14%

Net interest margin       3.99%     4.02%     4.09%     3.68%      4.02%      3.73%    4.51%      3.96%

Efficiency ratio         46.49%    47.07%    48.02%    57.44%     47.18%     56.59%   44.64%     56.00%

Capital ratio            13.23%    13.21%    13.87%     8.17%     14.33%      7.88%   15.46%      7.87%

*  Latest available data

Key performances indicators include:

o  Return on Assets

   This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.51% and 1.55%, respectively, for the six month periods ending June 30, 2004 and 2003. Although the Company's return on assets ratio compares favorably to that of the industry, this ratio declined in 2004 as assets grew more quickly than income.

o  Return on Equity

   This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders' equity investment in the Company. The Company's annualized return on equity ratio is below that of the industry primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on average equity was 10.84% and 10.70%, respectively for the six month periods ending June 30, 2004 and 2003. A higher average level of retained earnings and net unrealized gains on securities available for sale led to the lower return on equity in 2004.

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

o  Efficiency Ratio

   This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company's ability to manage noninterest expenses. The Company's efficiency ratio compares favorably to the industry's average and was 47.07% and 47.62% for the six months ended June 30, 2004 and 2003, respectively.

o  Capital Ratio

   The capital ratio is calculated by dividing total equity capital by total assets. It measures the level of average assets that are funded by shareholders' equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company's capital ratio is significantly higher than the industry average. The capital ratio declined from December 31, 2003 as the result of higher interest rates causing the unrealized gains in the Banks' bond portfolios to decline.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2004:

Strength in mortgage lending and lower expenses for loan losses helped bank and thrift earnings reach a new record in the first quarter of 2004. Industry earnings of $31.9 billion were $858 million (2.8%) higher than the previous quarterly record, set in the fourth quarter of 2003. Lower interest rates helped sustain mortgage refinancing activity and made it possible for institutions to realize higher gains on sales of fixed-rate securities and other assets. The industry's return on assets (ROA) was 1.38%, slightly below the all-time quarterly record of 1.39% recorded in the first quarter of 2003. More than half of all institutions (55%) reported higher earnings than in the first quarter of 2003, while half (50.3%) reported higher ROAs. The percentage of unprofitable institutions fell to 5.5%, compared to 5.9% a year earlier. This is the lowest percentage of unprofitable institutions the industry has had in almost six years, since the second quarter of 1998.

Income Statement Review for Three Months Ended June 30, 2004

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


                                                             AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                                     Three Months Ended June 30,
                                              ------------------------------------------------------------------------
                                                               2004                                2003
                                              -----------------------------------    ---------------------------------
ASSETS                                        Average        Revenue/      Yield/    Average      Revenue/      Yield/
(dollars in thousands)                        balance        expense        rate     balance      expense        rate
                                              -----------------------------------    ---------------------------------

         Interest-earning assets
Loans
  Commercial                                  $50,810         $  622       4.90%     $40,116       $  561        5.59%
  Agricultural                                 28,542            449       6.29%      26,035          451        6.93%
  Real estate                                 275,770          4,067       5.90%     263,757        4,293        6.51%
  Installment and other                        23,124            333       5.76%      20,055          346        6.90%
                                             -----------------------------------    ----------------------------------
Total loans (including fees)                 $378,246         $5,471       5.79%    $349,963       $5,651        6.46%

Investment securities
  Taxable                                    $216,973         $2,231       4.11%    $155,141       $1,904        4.91%
  Tax-exempt                                  128,426          2,081       6.48%      90,884        1,607        7.07%
                                             -----------------------------------    ----------------------------------
Total investment securities                  $345,399         $4,312       4.99%    $246,025       $3,511        5.71%

Interest bearing deposits with banks           $8,574            $34       1.59%      $4,974          $10        0.80%
Federal funds sold                              9,127             21       0.92%      89,464          250        1.12%
                                             -----------------------------------    ----------------------------------
Total interest-earning assets                $741,346         $9,838       5.31%    $690,426       $9,422        5.46%

Non-interest-earning assets                    46,521                                 46,660
                                             --------                               --------
TOTAL ASSETS                                 $787,867                               $737,086
                                             ========                               ========

1 Average loan balances include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35% and 34% in 2004 and 2003, respectively.


                                                                       AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                                                Three Months Ended June 30,
                                                             2004                                2003
                                               --------------------------------    --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY             Average     Revenue/    Yield/    Average      Revenue/     Yield/
(dollars in thousands)                           balance     expense      rate     balance      expense       rate
                                               --------------------------------    --------------------------------


              Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets     $335,098      $  682       0.81%    $310,295       $  767      0.99%
  Time deposits < $100,000                      175,350       1,244       2.84%     171,734        1,410      3.28%
  Time deposits > $100,000                       71,919         432       2.40%      65,571          469      2.86%
                                               --------------------------------    --------------------------------
Total deposits                                 $582,367      $2,358       1.62%    $547,600       $2,646      1.93%
Other borrowed funds                             27,538          94       1.37%      19,612           77      1.57%
                                               --------------------------------    --------------------------------
Total Interest-bearing liabilities             $609,905      $2,452       1.61%    $567,212       $2,723      1.92%
                                                             ------                               ------

              Non-interest-bearing liabilities
Demand deposits                                $ 64,161                            $ 56,711
Other liabilities                                 7,454                               9,115
                                               --------                            --------
Stockholders' equity                           $106,347                            $104,048
                                               --------                            --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $787,867                            $737,086
                                               ========                            ========

Net interest: income  / margin                               $7,386       3.99%                   $6,699      3.88%
                                                             ======                               ======
Spread Analysis
  Interest income/average assets                              9,838       4.99%                   $9,422      5.11%
  Interest expense/average assets                             2,452       1.24%                    2,723      1.48%
  Net interest income/average assets                          7,386       3.75%                    6,699      3.63%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35% and 34% in 2004 and 2003, respectively.

Net Interest Income

For the three months ended June 30, 2004 and 2003, the Company's net interest margin adjusted for tax exempt income was 3.99%. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2004 and June 30, 2003 totaled $6,657,000 and $6,153,000, respectively.

For the quarter ended June 30, 2004, net interest income increased $504,000 or 8.2% when compared to the same period in 2003. The increase was attributable to higher volume of investments and lower interest expense on deposits.

Interest expense decreased $271,000 or 10.0% for the quarter ended June 30, 2004 when compared to the same period in 2003. The lower interest expense for the quarter is attributable to declining interest rates paid on deposits and other borrowed funds partially offset by a higher volume of deposits.

Provision for Loan Losses

The Company's provision for loan losses for the three months ended June 30, 2004 was $210,000 compared to $306,000 during the same period last year. Loan growth at First National Bank was the most significant factor leading to the provision expense recorded for quarter ended June 30, 2004 while much of 2003 provision expense related to a problem commercial loan. Net charge-offs totaled $22,000 for the three months ended June 30, 2004 compared to net charge-offs of $350,000 for the three months ended June 30, 2003.

Non-interest Income and Expense

Non-interest income decreased $262,000, or 17.3% during the quarter ended June 30, 2004 compared to the same period in 2003. The decrease can be attributed to the lack of realized gains on the sale of securities in the Company's equity portfolio in the second quarter of 2004 compared to $281,000 in the second quarter of 2003. Lower gains on the sale of secondary market residential mortgage loans also contributed to lower non-interest income as the record level of refinancing activity experienced in 2003 slowed down in 2004.

Non-interest expense decreased $105,000 or 2.8% for the second quarter of 2004 compared to the same period in 2003. The decrease in non-interest expense is primarily related to lower salaries and employee benefits and lower data processing costs relating to internet banking services.

Income Taxes

The provision for income taxes for June 30, 2004 and June 30, 2003 was $1,158,000 and $929,000, respectively. This amount represents an effective tax rate of 28.8% for the three months ended June 30, 2004 versus 26.0% for the same quarter in 2003. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Income Statement Review for Six Months Ended June 30, 2004

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

ASSETS
(dollars in thousands)

                                                                  AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                                            Six Months Ended June 30,
                                                 ---------------------------------------------------------------------------
                                                               2004                                    2003
                                                 ----------------------------------      -----------------------------------
                                                 Average      Revenue/       Yield/      Average      Revenue/        Yield/
                                                 balance      expense         rate       balance      expense          rate
                                                 ----------------------------------      -----------------------------------
Loans
  Commercial                                    $ 45,795      $ 1,154        5.04%       $ 38,834      $ 1,112         5.73%
  Agricultural                                    27,624          880        6.37%         26,017          912         7.01%
  Real estate                                    273,805        8,113        5.93%        260,642        8,509         6.53%
  Installment and other                           22,988          677        5.89%         20,051          674         6.72%
                                                ----------------------------------       -----------------------------------
Total loans (including fees)                    $370,212      $10,824        5.85%       $345,544      $11,207         6.49%

Investment securities
  Taxable                                       $206,165      $ 4,396        4.26%       $155,074      $ 3,906         5.04%
  Tax-exempt                                     124,630        4,046        6.49%         86,545        3,101         7.17%
                                                ----------------------------------       -----------------------------------
Total investment securities                     $330,795      $ 8,442        5.10%       $241,619      $ 7,007         5.80%

Interest bearing deposits with banks            $  7,340      $    56        1.53%       $  2,998      $    17         1.13%
Federal funds sold                                15,579           78        1.00%         74,274          414         1.11%
                                                ----------------------------------       -----------------------------------
Total interest-earning assets                   $723,926      $19,400        5.36%       $664,435      $18,645         5.61%


Total noninterest-earning assets                $ 49,564                                 $ 48,307
                                                --------                                 --------

TOTAL ASSETS                                    $773,490                                 $712,742
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

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

                                                        AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                                 Six Months Ended June 30,
                                        ---------------------------------------------------------------------------
                                                       2004                                       2003
                                        ---------------------------------          --------------------------------
                                         Average     Revenue/      Yield/          Average      Revenue/     Yield/
                                         balance     expense       rate            balance      expense       rate
                                        ---------------------------------          --------------------------------

       Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and
    money markets                       $323,301     $ 1,297      0.80%            $294,608      $ 1,519       1.03%
  Time deposits < $100,000               175,432       2,521      2.87%             168,551        2,817       3.34%
  Time deposits > $100,000                70,642         856      2.42%              63,505          936       2.95%
                                        -------------------------------            ---------------------------------
Total deposits                          $569,375     $ 4,674      1.64%            $526,664      $ 5,272       2.00%
Other borrowed funds                      24,424         169      1.38%              17,377          141       1.62%
                                        -------------------------------            ---------------------------------
Total Interest-bearing                  $593,799     $ 4,843      1.63%            $544,041      $ 5,413       1.99%
liabilities                                          -------                                                  ------

      Noninterest-bearing liabilities
Demand deposits                         $ 64,157                                   $ 57,319
Other liabilities                          8,011                                      8,200
                                        --------                                   --------
Stockholders' equity                    $107,523                                   $103,182
                                        --------                                   --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $773,490                                   $712,742
                                        ========                                   ========

Net interest income / margin                         $14,557      4.02%                          $13,232       3.98%
                                                     =======                                     =======
Spread Analysis
  Interest income/average assets                     $19,400      5.02%                          $18,645       5.23%
  Interest expense/average assets                      4,843      1.25%                            5,413       1.52%
  Net interest income/average assets                  14,557      3.76%                           13,232       3.71%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35% and 34% in 2004 and 2003, respectively.

Net Interest Income

For the six months ended June 30, 2004 and 2003, the Company's net interest margin adjusted for tax exempt income was 4.02%. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2004 and June 30, 2003 totaled $13,181,000 and $12,177,000, respectively.

For the six months ended June 30, 2004, interest income increased $433,000 or 2.5% when compared to the same period in 2003. The increase was attributable to higher volume of investments and loans that offset a much lower yield on earning assets.

Interest expense decreased $570,000 or 10.5% for the six months ended June 30, 2004 when compared to the same period in 2003. The lower interest expense for the six month period is attributable to declining interest rates paid on deposits and other borrowed funds partially offset by a higher volume of deposits.

Provision for Loan Losses

The Company's provision for loan losses for the six months ended June 30, 2004 was $269,000 compared to $426,000 during the same period last year. Loan growth at First National Bank was the most significant factor leading to the provision expense recorded for six months ended June 30, 2004. A problem commercial loan was the primary factor for higher provision expense in 2003. Net charge-offs totaled $42,000 for the six months ended June 30, 2004 compared to net charge-offs of $301,000 for the six months ended June 30, 2003.

Non-interest Income and Expense

Non-interest income decreased $717,000, or 23.1% during the six months ended June 30, 2004 compared to the same period in 2003. The decrease can be attributed to decreased realized gains on the sale of securities in the Company's equity portfolio of $32,000 in 2004 compared to $647,000 in first six months of 2003. Lower gains on the sale of secondary market residential mortgage loans also contributed to lower non-interest income as the record level of refinancing activity experienced in 2003 slowed down in 2004.

Non-interest expense increased $50,000 or 0.7% for the first six months of 2004 compared to the same period in 2003.

Income Taxes

The provision for income taxes for June 30, 2004 and June 30, 2003 was $2,147,000 and $2,060,000, respectively. This amount represents an effective tax rate of 26.9% for the six months ended June 30, 2004 versus 27.2% for the same six months in 2003. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

As of June 30, 2004, total assets were $789,332,000, a $36,545,000 increase compared to December 31, 2003. This higher level of assets is attributable to a higher volume of securities and loans that were funded with other borrowed money and deposits. United Bank's assets increased by $12,589,000 from December 31, 2003.

Investment Portfolio

The increase in the volume of investment securities to $358,056,000 on June 30, 2004 from $323,116,000 on December 31, 2003 resulted primarily from the purchase of U.S. government agency bonds.

Loan Portfolio

Net loans totaled $382,602,000 as of June 30, 2004 compared to $355,533,000 as of December 31, 2003. The increased level of loans relates primarily to new loan originations at First National and Boone Bank.

Deposits

Deposits totaled $633,869,000 as of June 30, 2004, an increase of $14,321,000 from December 31, 2003 and are $29,709,000 higher than the June 30, 2003 balance. The increase in deposits is attributable to growth in deposits at Boone Bank, First National, and United Bank primarily in the NOW and money market accounts.

Other Borrowed Funds

Other borrowed funds as of June 30, 2004 totaled $44,576,000 consisting of federal funds sold and securities sold under agreements to repurchase. Other borrowings as of December 31, 2003 totaled $18,198,000. The increase is attributable to higher volume of loan originations and investment purchases in excess of the growth in deposits.

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

Asset Quality Review and Credit Risk Management

The Company's credit risk is centered in the loan portfolio, which on June 30, 2004 totaled $382,602,000 compared to $355,533,000 as of December 31, 2003. Net loans comprise 48% of total assets as of June 30, 2004. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer's failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company's level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 0.62% compares favorably to the average of the Company's peer group of 347 bank holding companies with assets of $500 million to $1 billion as of March 31, 2004 of 0.68%.

Impaired loans totaled $2,428,000 as of June 30, 2004 compared to $2,187,000 as of December 31, 2003. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans. As of June 30, 2004, non-accrual loans totaled $2,288,000, loans past due 90 days still accruing totaled $140,000 and there were no restructured loans outstanding. Other real estate owned as of June 30, 2004 and December 31, 2003 totaled $354,000 and $159,000, respectively.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2004 and December 31, 2003 was 1.61% and 1.71%, respectively. The allowance for loan and lease losses totaled $6,278,000 and $6,051,000 as of June 30, 2004 and December 31, 2003, respectively

The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower, a realistic determination of value and adequacy of underlying collateral, the condition of the local economy and the condition of the specific industry of the borrower, an analysis of the levels and trends of loan categories and a review of delinquent and classified loans.

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

As of June 30, 2004, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the follows topics:

o  Review the Company's Current Liquidity Sources
o  Review of the Statements of Cash Flows
o  Company Only Cash Flows
o Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
o  Capital Resources

Review of the Company's Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for June 30, 2004 and December 31, 2003 totaled $32,818,000 and $58,726,000, respectively. Higher levels of loans and securities available for sale resulted in the lower level of liquid assets.

Other sources of liquidity available to the Banks as of June 30, 2004 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $27,000,000 and federal funds borrowing capacity at correspondent banks of $37,500,000 with current outstanding federal fund balances of $22,500,000. The Company had securities sold under agreements to repurchase totaling $22,076,000 and did not have any outstanding FHLB advances as of June 30, 2004.

Total investments as of June 30, 2004 were $358,056,000 compared to $323,116,000 as of year end 2003. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of June 30, 2004.

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

Review of Statements of Cash Flows

Operating cash flows for June 30, 2004 and 2003 totaled $6,349,000 and $3,200,000, respectively. The primary variance in operating cash flows for the first half of 2004 compared to the same period in 2003 was the cash used to fund secondary market residential loans in the first half of 2003.

Net cash used in investing activities through June 30, 2004 and 2003 was $54,029,000 and $79,751,000, respectively. The largest investing activity was the purchase of U.S. government agency bonds in the first half of 2004.

Net cash provided by financing activities for June 30, 2004 and 2003 totaled $38,063,000 and $53,464,000, respectively. A higher level of federal funds purchased was the largest source of financing cash flows in 2004 and the growth in deposits was the primary source of financing funds in 2003. As of June 30, 2004, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

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

The  Company  has  unconsolidated   interest  bearing  deposits  and  marketable
investment securities totaling $33,447,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs


No material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flows needs as of June 30, 2004 that is a concern to management.

Capital Resources

The Company's total stockholders' equity decreased to $104,239,000 as of June 30, 2004, from $107,325,000 at December 31, 2003. The decrease in equity is attributable to a lower level of net unrealized gains on securities available for sale as result of a decline in the market value of the Banks' bond portfolios. At June 30, 2004 and December 31, 2003, stockholders' equity as a percentage of total assets was 13.2% and 14.26%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines as of June 30, 2004.

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

        (b)  Reports on Form 8-K

             On May 14, 2004, the Company filed a Form 8-K pursuant to Item 5, announcing an increase in the dividend from $.46 per share to $.49 per share payable August 16, 2004 to shareholders of record August 2, 2004. The board also declared an extra dividend of $.49 per share payable October 1, 2004 to shareholders of record September 16, 2004.

             On July 16, 2004, the Company filed a Form 8-K pursuant to Item 5, announcing financial results for the three and six months ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AMES NATIONAL CORPORATION

DATE: August 5, 2004                             By:  /s/ Daniel L. Krieger
                                                 -------------------------------
                                                 Daniel L. Krieger, President
                                                 Principal Executive Officer

                                                 By:  /s/ John P. Nelson
                                                 -------------------------------
                                                 John P. Nelson, Vice President
                                                 Principal Financial Officer