Form 10-Q
period 2004-10-15
AMES NATIONAL CORP
filed 2004-11-09
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark  One]
[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
     SECURITIES  EXCHANGE ACT OF 1934

     For the quarterly  period ended  September  30,2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________
                         Commission File Number 0-32637

                            AMES NATIONAL CORPORATION
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        IOWA                                                    42-1039071
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I. R. S. Employer
 Incorporation or Organization)                           Identification Number)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __X__ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK,  $5.00 PAR VALUE                           3,137,066
- --------------------------------------------------------------------------------
           (Class)                      (Shares Outstanding at November 1, 2004)

                            AMES NATIONAL CORPORATION
                                      INDEX

Page

Part I.  Financial Information

         Item 1.   Consolidated Financial Statements (Unaudited)

                   Consolidated  Balance  Sheets  at  September  30,
                   2004 and December 31, 2003                                  3

                   Consolidated  Statements  of  Income  for the
                   three and nine months ended September 30, 2004
                   and 2003                                                    4

                   Consolidated  Statements  of Cash  Flows for the
                   nine months ended September 30, 2004 and 2003               5

                   Notes to Consolidated Financial Statements                  6

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations         6-19

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                                          19

         Item 4    Evaluation of Disclosure Controls and Procedures           19

Part II. Other Information

          Items 1 through 6                                                19-20

          Signatures                                                          21

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)


                                                                     September 30,       December 31,
                             Assets                                     2004                 2003
                                                                 --------------------------------------
Cash and due from banks                                          $      30,392,905     $     31,982,144
Federal funds sold                                                         335,000           20,380,000
Interest bearing deposits in financial institutions                      9,214,595            6,363,538
Securities available-for-sale                                          356,253,991          323,115,914
Loans receivable, net                                                  387,402,492          355,533,119
Loans held for sale                                                        340,150              859,139
Bank premises and equipment, net                                         8,783,819            8,377,807
Accrued income receivable                                                6,716,873            5,842,247
Other assets                                                               908,172              332,556
                                                                  -------------------------------------
           Total assets                                          $     800,347,997     $    752,786,464
                                                                 ======================================

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
   Demand                                                        $      65,855,704     $     71,372,534
   NOW accounts                                                        173,726,694          138,308,140
   Savings and money market                                            171,534,487          166,387,319
   Time, $100,000 and over                                              66,861,191           69,486,570
   Other time                                                          170,939,177          173,993,964
                                                                 --------------------------------------
           Total deposits                                              648,917,253          619,548,527

Federal funds purchased and securities
   sold under agreements to repurchase                                  32,992,304           18,198,403
Dividends payable                                                        3,074,325            1,441,204
Deferred taxes                                                           2,553,015            3,238,665
Accrued interest and other liabilities                                   3,166,620            3,034,670
                                                                  -------------------------------------
           Total liabilities                                           690,703,517          645,461,469
                                                                  -------------------------------------
Stockholders' Equity:
   Common stock, $5 par value;  authorized  6,000,000  shares;
     issued 3,153,230 shares at September 30, 2004 and
     December 31, 2003;  outstanding  3,137,066 shares at
     September 30, 2004 and 3,133,053 shares at December 31, 2003       15,766,150           15,766,150
   Additional paid-in-capital                                           25,378,746           25,351,979
   Retained earnings                                                    61,546,936           58,400,660
   Treasury stock, at cost; 16,164 shares at September 30, 2004
     and 20,177 shares at December 31, 2003                               (889,020)          (1,109,735)
   Accumulated other comprehensive income- net unrealized gain
     on securities available-for-sale                                    7,841,668            8,915,941
                                                                  -------------------------------------

           Total stockholders' equity                                  109,644,480          107,324,995
                                                                  -------------------------------------
           Total liabilities and stockholders' equity             $    800,347,997     $    752,786,464
                                                                  =====================================

See Notes to Consolidated Financial Statements.

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (unaudited)


                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                        2004           2003             2004             2003
Interest and dividend income:                       --------------------------     -----------------------------
   Loans                                            $ 5,721,244   $  5,576,844     $  16,545,006   $  16,784,078
   Securities
     Taxable                                          2,157,631      1,841,920         6,385,422       5,518,204
     Tax-exempt                                       1,061,069        940,760         3,206,725       2,553,150
   Federal funds sold                                     3,065        121,263            81,161         534,865
   Dividends                                            380,838        337,259         1,129,368       1,018,103
                                                    --------------------------     -----------------------------
Total Interest Income                                 9,323,847      8,818,046        27,347,682      26,408,400
                                                    --------------------------     -----------------------------
Interest expense:
   Deposits                                           2,470,179      2,392,420         7,144,678       7,664,617
   Other borrowed funds                                 192,070         74,735           360,697         216,069
                                                    --------------------------     -----------------------------
Total Interest Expense                                2,662,249      2,467,155         7,505,375       7,880,686
                                                    --------------------------     -----------------------------
         Net interest income                          6,661,598      6,350,891        19,842,307      18,527,714

Provision for loan losses                               (63,820)        87,000           204,888         512,740
                                                    --------------------------     -----------------------------

Net interest income after provision for loan
 losses                                               6,725,418      6,263,891        19,637,419      18,014,974
                                                    --------------------------     -----------------------------
Non-interest income:
   Trust department income                              266,539        279,157           875,697         881,259
   Service fees                                         503,027        395,491         1,320,895       1,137,490
   Securities gains, net                                 19,821        539,623            51,363       1,186,230
   Gain on sale of loans held for sale                  125,764        366,978           473,505         937,974
   Merchant and ATM fees                                137,384        164,179           406,789         412,213
   Other                                                365,236        186,193           680,362         484,002
                                                    --------------------------     -----------------------------
         Total non-interest income                    1,417,771      1,931,621         3,808,611       5,039,168
                                                    --------------------------     -----------------------------
Non-interest expense:
   Salaries and employee benefits                     2,240,214      2,204,712         6,768,289       6,699,133
   Occupancy expenses                                   250,782        341,562           755,734         841,908
   Data processing                                      482,341        504,643         1,590,621       1,589,780
   Other operating expenses                             730,908        594,914         1,918,551       1,793,681
                                                    --------------------------     -----------------------------
         Total non-interest expense                   3,704,245      3,645,831        11,033,195      10,924,502
                                                    --------------------------     -----------------------------
         Income before income taxes                   4,438,944      4,549,681        12,412,835      12,129,640

Income tax expense                                    1,066,557      1,309,039         3,213,867       3,369,445
                                                    --------------------------     -----------------------------
         Net income                                 $ 3,372,387   $  3,240,642     $   9,198,968   $   8,760,195
                                                    ==========================     =============================
Basic and diluted earnings per share                $      1.08   $       1.03     $        2.93   $        2.80
                                                    ==========================     =============================
Declared dividends per share                        $      0.49   $       0.46     $        1.93   $        1.82
                                                    ==========================     =============================
Comprehensive Income (Loss)                         $ 6,946,426   $    117,585     $   8,124,695   $   8,791,195
                                                    ===========================    =============================

See Notes to Consolidated Financial Statements.

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (unaudited)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                -------------------------------
                                                                                     2004               2003
                                                                                -------------------------------
Cash flows from operating activities:
   Net income                                                                  $   9,198,968       $  8,760,195
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                       204,888            512,740
     Amortization and accretion, net                                                 512,740            457,624
     Depreciation                                                                    673,275            759,812
     Provision for deferred taxes                                                    (54,728)          (147,602)
     Securities gains, net                                                           (51,363)        (1,186,230)
     Change in assets and liabilities:
     (Increase) decrease loans held for sale                                         518,989            384,618
     (Increase) decrease in accrued income receivable                               (874,626)          (465,891)
     (Increase) decrease in other assets                                            (575,616)           224,651
     Increase in accrued interest and other liabilities                              131,950            820,622
                                                                                --------------------------------

           Net cash provided by operating activities                               9,684,477         10,120,539
                                                                                --------------------------------

Cash flows from investing activities:
   Purchase of securities available-for-sale                                    (111,799,588)      (114,406,276)
   Proceeds from sale of securities available-for-sale                             1,746,803          4,916,172
   Proceeds from maturities of securities available-for-sale                      74,748,136         54,076,441
   Net (increase) in interest bearing deposits in financial institutions          (2,851,057)        (5,000,000)
   Net (increase) decrease in federal funds sold                                  20,045,000        (15,483,000)
   Net (increase) in loans                                                       (32,074,261)       (13,593,988)
   Purchase of bank premises and equipment                                        (1,079,287)          (585,209)
                                                                                --------------------------------

           Net cash used in investing activities                                 (51,264,254)       (90,075,860)
                                                                                --------------------------------

Cash flows from financing activities:
   Increase in deposits                                                           29,368,726         51,899,665
   Increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase                           14,793,901          4,126,654
   Dividends paid                                                                 (4,419,571)        (4,194,707)
   Proceeds from issuance of treasury stock                                          247,482            221,870
                                                                                --------------------------------
           Net cash provided by financing activities                              39,990,538         52,053,482
                                                                                --------------------------------
           Net decrease in cash and cash equivalents                              (1,589,239)       (27,901,839)
                                                                                --------------------------------
Cash and cash equivalents at beginning of quarter                                 31,982,144         51,688,784
                                                                                --------------------------------
Cash and cash equivalents at end of quarter                                    $  30,392,905       $ 23,786,945
                                                                                ================================

Supplemental disclosures of cash flow information:

   Cash paid for interest                                                      $   7,761,791       $  7,905,197
   Cash paid for taxes                                                             3,314,024          3,383,157

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial statements (Unaudited)


1.   Significant Accounting Policies

     The consolidated financial statements for the three and nine month periods ended September 30, 2004 and 2003 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2.  Dividends

    On August 11, 2004, the Company declared a cash dividend on its common stock, payable on November 15, 2004 to stockholders of record as of November 1, 2004, equal to $0.49 per share.

3. Earnings Per Share

     Earnings per share  amounts  were  calculated  using the  weighted  average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2004 and 2003 were 3,137,066 and 3,133,053, respectively. The weighted average outstanding shares for the nine months ended September 30, 2004 and 2003 were 3,134,620 and 3,130,607, respectively.

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

5.  Impact of New Financial Accounting Standards

     At the March 17-18, 2004 Emerging Issues Task Force ("EITF") meeting, the Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") and investments accounted for under the cost method. The guidance set forth in the Statement was originally effective for the Company in the September 30, 2004 consolidated financial statements. However, in September 2004, the effective dates of certain parts of the Statement were delayed. Management is currently assessing the impact of Issue 03-1 on the consolidated financial statements.

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

     The Company earned net income of $3,372,000, or $1.08 per share for the three months ended September 30, 2004, compared to net income of $3,241,000, or $1.03 per share, for the three months ended September 30, 2003, an increase of 4%. Net interest income increased $311,000 and was the largest contributor to the higher level of quarterly earnings. The improved net interest income was partially offset by the lack of realized securities gains and lower gains on the sale of secondary market residential mortgage loans.

     For the nine month period ending September 30, 2004, the Company earned net income of $9,199,000, or $2.93 per share, a 5% increase over net income of $8,760,000, or $2.80 per share, earned a year ago. A stable net interest margin and a higher volume of earning assets resulted in an additional $1,315,000 in net interest income for the first nine months of 2004 compared to the same period one year ago. Similar to the quarterly results, the improved net interest income was offset with lower security gains and declining income relating to the sale of secondary market residential mortgage loans.

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

o The volume of mortgage loan refinancing has declined in 2004 and this trend is expected to continue for the remainder of the year. Income from the sale of secondary market loans totaled $473,000 for the nine months ended September 30, 2004 compared to $938,000 for the same period in 2003. This slowdown has had a negative impact on the Company's noninterest income as the refinancing activity generated record fee income of $1,155,000 in 2003. The Banks are focusing more attention on relationships with local real estate agents in an effort to expand the mortgage loan fees derived from home purchases as refinancing activity begins to diminish.

o The Company's market in central Iowa has numerous banks, credit unions, and investment and insurance companies competing for similar business opportunities. This competitive environment will continue to put downward pressure on the Banks' net interest margins and thus affect profitability. Activities the Company is undertaking to address this challenge include additional focus on improving customer service, packaging products to provide more convenience for customers, and remaining operationally efficient to maintain profitability with lower net interest margins.

o A potential challenge to the Company's earnings would be poor performance in the Company's equity portfolio, thereby reducing the historical level of realized security gains. The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks totaling $25 million as of September 30, 2004. The Company focuses on stocks that have historically paid dividends that may lessen the negative effects of a bear market.

Key Performance Indicators and Industry Results

     Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 9,079 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company's performance from quarter to quarter and to determine how the Company's operations compare to the industry as a whole.

Selected Indicators for the Company and the Industry

                        September 30, 2004          June 30, 2004                  Years Ended December 31,
                       3 Months    9 Months           6 Months        -------------------------------------------------
                        Ended       Ended              Ended                  2003                        2002
                       ----------------------   ------------------    ---------------------       ---------------------
                       Company     Company      Company  Industry*    Company      Industry       Company      Industry

Return on  assets        1.70%       1.57%        1.51%      1.33%      1.60%        1.38%          1.78%        1.30%

Return on equity        12.66%      11.44%       10.84%     14.21%     11.16%       15.04%         11.54%       14.14%

Net interest margin      3.95%       4.00%        4.02%      3.61%      4.02%        3.73%          4.51%        3.96%

Efficiency ratio        45.85%      46.65%       47.07%     57.97%     47.18%       56.59%         44.64%       56.00%

Capital/Ave. Assets     13.83%      14.06%       13.21%      8.05%     14.33%        7.88%         15.46%        7.87%

*Latest available data

Key performances indicators include:

     o  Return on Assets

     This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.57% and 1.63%, respectively, for the nine month periods ending September 30, 2004 and 2003. Although the Company's return on assets ratio compares favorably to that of the industry, this ratio declined in 2004 as assets grew more quickly than income.

     o  Return on Equity

     This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders' equity investment in the Company. The Company's annualized return on equity ratio is below that of the industry primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on average equity was 11.44% and 11.28%, respectively for the nine month periods ending September 30, 2004 and 2003. A higher average level of retained earnings and net unrealized gains on securities available for sale led to the lower return on equity in 2004.

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

     o  Efficiency Ratio

     This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company's ability to manage noninterest expenses. The Company's efficiency ratio compares favorably to the industry's average and was 46.65% and 46.36% for the nine months ended September 30, 2004 and 2003, respectively.

     o  Capital Ratio

     The average capital ratio is calculated by dividing total equity capital by average total assets. It measures the level of average assets that are funded by shareholders' equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company's capital ratio is significantly higher than the industry average. The capital ratio declined from December 31, 2003 as the result of higher interest rates causing the unrealized gains in the Banks' bond portfolios to decline.

Industry Results

     The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2004:

Strengthening loan demand boosted earnings at a majority of institutions during the second quarter, but higher expenses at a few large banks caused total industry income to register a slight decline. Insured commercial banks and savings institutions earned $31.2 billion in the second quarter of 2004, up $986 million (3.3%) from a year earlier. This was $656 million (2.1%) less than they earned in the first quarter, but it still represented the second-highest quarterly earnings total ever for the industry. A decline of $954 million (36.7 %) in gains on sales of securities and other assets, and a $3.2-billion (4.3%) increase in noninterest expenses were the main reasons that earnings failed to set a new record. The average return on assets (ROA) was 1.31%, compared to 1.38 % in the first quarter. Almost 60 % of the 9,079 institutions reported higher net income, while 55% had higher ROAs. More than half of all institutions - 53%
- - had ROAs of 1% or higher for the quarter.

Income Statement Review for Three Months Ended September 30, 2004

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


                                                            AVERAGE BALANCE SHEETS AND INTEREST RATES
                                         -------------------------------------------------------------------------------
                                                                 Three Months Ended September 30,
                                         -------------------------------------------------------------------------------
                                                         2004                                        2003
                                          ----------------------------------          ----------------------------------
ASSETS                                    Average       Revenue/      Yield/           Average      Revenue/      Yield/
(dollars in thousands)                    balance       expense        rate            balance      expense        rate
                                          ----------------------------------          ----------------------------------

         Interest-earning assets
Loans

Commercial                                 $49,740         $646        5.20%           $37,426       $  533        5.70%
Agricultural                                28,689          468        6.53%            25,788          439        6.81%
Real estate                                289,358        4,291        5.93%           266,781        4,273        6.41%
Installment and other                       22,299          316        5.67%            21,431          332        6.20%
                                          -----------------------------------        -----------------------------------
Total loans (including fees)              $390,086       $5,721        5.87%          $351,426       $5,577        6.35%

Investment securities

Taxable                                   $218,252       $2,239        4.10%          $162,453       $1,933        4.76%
Tax-exempt                                 129,555        2,043        6.31%           108,285        1,762        6.51%
                                         -----------------------------------         -----------------------------------
Total investment securities               $347,807       $4,282        4.92%          $270,738       $3,695        5.46%

Interest bearing deposits with banks        $8,985          $33        1.47%            $6,000          $24        1.60%
Federal funds sold                           1,086            3        1.10%            49,991          121        0.97%
                                         ------------------------------------       ------------------------------------
Total interest-earning assets             $747,964      $10,039        5.37%          $678,155       $9,417        5.55%

Non-interest-earning assets                 45,047                                      48,413
                                         ---------                                  ----------

TOTAL ASSETS                              $793,011                                  $  726,568
                                          ========                                  ==========

1 Average loan balances include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35% and 34% in 2004 and 2003, respectively.


                                                               AVERAGE BALANCE SHEETS AND INTEREST RATES
                                              ---------------------------------------------------------------------------
                                                                   Three Months Ended September 30,
                                                             2004                                    2003
                                              ----------------------------------       ----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY           Average     Revenue/      Yield/         Average      Revenue/     Yield/
(dollars in thousands)                         balance      expense       rate          balance      expense       rate
                                              ----------------------------------       ----------------------------------
              Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets     $ 324,818     $   817        1.01%        $293,207       $  591       0.81%
Time deposits < $100,000                       172,639       1,226        2.84%         171,865        1,357       3.16%
Time deposits > $100,000                        67,127         427        2.54%          66,458          444       2.67%
                                             ----------------------------------      -----------------------------------
Total deposits                               $ 564,584     $ 2,470        1.75%        $531,530       $2,392       1.80%
Other borrowed funds                            47,387         192        1.62%          21,144           75       1.42%
                                             ----------------------------------      -----------------------------------
Total Interest-bearing                       $ 611,971     $ 2,662        1.74%        $552,674       $2,467       1.79%
liabilities                                                ------

            Non-interest-bearing liabilities
Demand deposits                              $  66,449                                 $ 60,434
Other liabilities                                8,061                                    9,099
                                             --------                                ----------

Stockholders' equity                         $ 106,530                                 $104,361
                                             ---------                               ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $ 793,011                                 $726,568
                                             =========                                =========

Net interest: income  / margin                            $ 7,377        3.95%                        $6,950       4.10%
                                                          =======                                     ======
Spread Analysis

Interest income/average assets                            $10,039        5.06%                        $9,417       5.18%
Interest expense/average assets                             2,662        1.34%                         2,467       1.36%
Net interest income/average assets                          7,377        3.72%                         6,950       3.82%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35% and 34% in 2004 and 2003, respectively.

Net Interest Income

     For the three months ended September 30, 2004 and 2003, the Company's net interest margin adjusted for tax exempt income was 3.95% and 4.10%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2004 and September 30, 2003 totaled $6,662,000 and $6,351,000, respectively.

     For the quarter ended September 30, 2004, net interest income increased $506,000 or 5.7% when compared to the same period in 2003. The increase was attributable to higher volume of loans and investments.

     Interest expense increased $195,000 or 7.9% for the quarter ended September 30, 2004 when compared to the same period in 2003. The higher interest expense for the quarter is attributable to a higher volume of deposits and other borrowed funds and increasing interest rates paid on other borrowed funds.

Provision for Loan Losses

     The Company's provision for loan losses for the three months ended September 30, 2004 was a negative $64,000 compared to $87,000 during the same period last year. A recovery at First National of $139,000 on a problem commercial credit contributed to the negative provision for the quarter. Net recoveries totaled $99,000 for the three months ended September 30, 2004 compared to net charge-offs of $19,000 for the three months ended September 30, 2003.

Non-interest Income and Expense

     Non-interest income decreased $514,000, or 26.6% during the quarter ended September 30, 2004 compared to the same period in 2003. The decrease can be attributed to the $20,000 of realized gains on the sale of securities in the Company's equity portfolio in the third quarter of 2004 compared to $540,000 in the third quarter of 2003. Lower gains on the sale of secondary market residential mortgage loans also contributed to lower non-interest income as the record level of refinancing activity experienced in 2003 slowed down in 2004.

     Non-interest expense increased $58,000 or 1.6% for the third quarter of 2004 compared to the same period in 2003.

Income Taxes

     The provision for income taxes for September 30, 2004 and September 30, 2003 was $1,067,000 and $1,309,000, respectively. This amount represents an effective tax rate of 24.0% for the three months ended September 30, 2004 versus 28.8% for the same quarter in 2003. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Income Statement Review for Nine Months Ended September 30, 2004

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


                                                                     Nine Months Ended September 30,
                                                            2004                                           2003
                                             -------------------------------------        -------------------------------------
ASSETS                                        Average      Revenue/      Yield/              Average     Revenue/      Yield/
(dollars in thousands)                        balance      expense        rate               balance     expense        rate
                                             --------------------------------------        --------------------------------------
        Interest-earnings assets
Loans
Commercial                                      $ 47,120      $ 1,799        5.09%            $ 38,360      $ 1,645         5.72%
Agricultural                                      27,981        1,348        6.42%              25,940        1,351         6.94%
Real estate                                      279,027       12,421        5.94%             262,710       12,751         6.47%
Installment and other                             22,757          977        5.72%              20,516        1,037         6.74%
                                             --------------------------------------          ------------------------------------
Total loans (including fees)                    $376,885      $16,545        5.85%            $347,526      $16,784         6.44%

Investment securities
  Taxable                                       $210,224      $ 6,635        4.21%            $155,779      $ 5,838         5.00%
  Tax-exempt                                     126,283        6,151        6.49%              95,654        4,863         6.78%
                                             --------------------------------------          ------------------------------------
Total investment securities                     $336,507      $12,786        5.07%            $251,433      $10,701         5.67%

Interest bearing deposits with banks            $  8,501          $89        1.40%            $  4,010      $    41         1.36%
Federal funds sold                                10,663           81        1.01%              66,091          535         1.08%
                                             --------------------------------------          ------------------------------------
Total interest-earning assets                   $732,556      $29,501        5.37%            $669,060      $28,061         5.59%


Total noninterest-earning assets                $ 47,440                                      $ 48,343
                                               ----------                                    ----------

TOTAL ASSETS                                    $779,996                                      $717,403
                                               ==========                                    ==========

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35% and 34% in 2004 and 2003, respectively.

                                                                AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                                      Nine Months Ended September 30,
                                                                2004                                  2003
                                                  --------------------------------      --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY              Average      Revenue/      Yield/      Average      Revenue/     Yield/
(dollars in thousands)                            balance       expense       rate       balance      expense       rate
                                                  --------------------------------      --------------------------------
              Interest-bearing liabilities

Deposits

  Savings, NOW accounts, and money markets          $323,812     $ 2,113    0.87%       $294,136      $ 2,110       0.96%
  Time deposits < $100,000                           174,494       3,748    2.86%        169,677        4,176       3.28%
  Time deposits > $100,000                            69,461       1,283    2.46%         64,509        1,379       2.85%
                                                  --------------------------------     -----------------------------------
Total deposits                                      $567,767     $ 7,144    1.68%       $528,322      $ 7,665       1.93%
Other borrowed funds                                  32,085         361    1.50%         18,646          216       1.54%
                                                  --------------------------------     -----------------------------------
Total Interest-bearing                              $599,852     $ 7,505    1.67%       $546,968      $ 7,881       1.92%
liabilities                                                       ------

             Noninterest-bearing liabilities

Demand deposits                                     $ 64,927                            $ 58,369
Other liabilities                                      8,028                               8,486
                                                  -----------                          -----------

Stockholders' equity                                $107,189                            $103,580
                                                  -----------                          -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $779,996                            $717,403
                                                  ===========                          ==========

Net interest income / margin                                     $21,996    4.00%                     $20,180       4.02%
                                                                 =======                              =======
Spread Analysis
Interest income/average assets                                   $29,501    5.04%                     $28,061       5.22%
Interest expense/average assets                                    7,505    1.28%                       7,881       1.46%
Net interest income/average assets                                21,996    3.76%                      20,180       3.75%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35% and 34% in 2004 and 2003, respectively.

Net Interest Income

     For the nine months ended September 30, 2004 and 2003, the Company's net interest margin adjusted for tax exempt income was 4.00%. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2004 and September 30, 2003 totaled $19,842,000 and $18,528,000, respectively.

     For the nine months ended September 30, 2004, interest income increased $939,000 or 3.6% when compared to the same period in 2003. The increase was attributable to higher volume of investments and loans.

     Interest expense decreased $375,000 or 4.8% for the nine months ended September 30, 2004 when compared to the same period in 2003. The lower interest expense for the nine month period is attributable to declining interest rates paid on deposits and other borrowed funds partially offset by a higher volume of deposit and other borrowed funds.

Provision for Loan Losses

     The Company's provision for loan losses for the nine months ended September 30, 2004 was $205,000 compared to $513,000 during the same period last year. Loan growth at First National and United Bank was the most significant factor leading to the provision expense recorded for nine months ended September 30, 2004. A problem commercial loan was the primary factor for higher provision expense in 2003. Net recoveries totaled $56,000 for the nine months ended September 30, 2004 compared to net charge-offs of $321,000 for the nine months ended September 30, 2003.

Non-interest Income and Expense

     Non-interest income decreased $1,231,000, or 24.4% during the nine months ended September 30, 2004 compared to the same period in 2003. The decrease can be attributed to decreased realized gains on the sale of securities in the Company's equity portfolio of $51,000 in 2004 compared to $1,186,000 in first nine months of 2003. Lower gains on the sale of secondary market residential mortgage loans also contributed to lower non-interest income as the record level of refinancing activity experienced in 2003 slowed down in 2004.

     Non-interest expense increased $109,000 or 1.0% for the first nine months of 2004 compared to the same period in 2003.

Income Taxes

     The provision for income taxes for September 30, 2004 and September 30, 2003 was $3,214,000 and $3,369,000, respectively. This amount represents an effective tax rate of 25.9% for the nine months ended September 30, 2004 versus 27.8% for the same nine months in 2003. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

     As of September  30, 2004,  total assets were  $800,348,000,  a $47,562,000 increase compared to December 31, 2003. Deposit growth primarily at United Bank and a higher volume of federal funds sold resulting from temporary large public fund deposit balances associated with the collection of property taxes allowed for the significant increase in earning assets.

Investment Portfolio

     The increase in the volume of investment securities to $356,254,000 on September 30, 2004 from $323,116,000 on December 31, 2003 resulted primarily from the purchase of U.S. government agency bonds.

Loan Portfolio

     Net loans totaled $387,402,000 as of September 30, 2004 compared to $355,533,000 as of December 31, 2003. The increased level of loans relates primarily to new loan originations at First National.

Deposits

     Deposits totaled $648,917,000 as of September 30, 2004, an increase of $29,369,000 from December 31, 2003. The increase in deposits is attributable to growth in deposits at four of the five Banks. Much of the increase is related to public fund deposits included in the interest bearing checking (NOW) accounts.

Other Borrowed Funds

     Other  borrowed  funds  as  of  September  30,  2004  totaled   $32,992,000
consisting of federal funds sold and securities sold under agreements to repurchase. Other borrowings as of December 31, 2003 totaled $18,198,000. The increase is attributable to higher volume of loan originations and investment purchases in excess of the growth in deposits.

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

Asset Quality Review and Credit Risk Management

     The Company's credit risk is centered in the loan portfolio, which on September 30, 2004 totaled $387,402,000 compared to $355,533,000 as of December 31, 2003. Net loans comprise 48% of total assets as of September 30, 2004. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer's failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Companys level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 0.66% is slightly above the average of the Company's peer group of 348 bank holding companies with assets of $500 million to $1 billion as of June 30, 2004 of 0.63%.

     Impaired loans totaled $2,557,000 as of September 30, 2004 compared to $2,187,000 as of December 31, 2003. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans. As of September 30, 2004, non-accrual loans totaled $2,341,000, loans past due 90 days still accruing totaled $216,000 and there were no restructured loans outstanding. Other real estate owned as of September 30, 2004 and December 31, 2003 totaled $767,000 and $159,000, respectively.

     The allowance for loan losses as a percentage of outstanding loans as of September 30, 2004 and December 31, 2003 was 1.60% and 1.71%, respectively. The allowance for loan and lease losses totaled $6,312,000 and $6,051,000 as of September 30, 2004 and December 31, 2003, respectively

     The allowance for loan losses is management's best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower, a realistic determination of value and adequacy of underlying collateral, the condition of the local economy and the condition of the specific industry of the borrower, an analysis of the levels and trends of loan categories and a review of delinquent and classified loans.

Liquidity and Capital Resources

     Liquidity management is the process by which the Company, through its Banks' Asset and Liability Committees (ALCO), ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, funding of mortgage originations pending delivery to the secondary market, withdrawals by depositors, maintaining adequate collateral for pledging for public funds, trust deposits and borrowings, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements. Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include federal funds purchased lines, Federal Home Loan Bank (FHLB) advances and other capital market sources. As of September 30, 2004, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company's Current Liquidity Sources

     Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for September 30, 2004 and December 31, 2003 totaled $39,943,000 and $58,726,000, respectively.
Higher levels of loans and securities available for sale resulted in the lower level of liquid assets.

     Other sources of liquidity available to the Banks as of September 30, 2004 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $27,000,000 and federal funds borrowing capacity at correspondent banks of $57,500,000 with current outstanding federal fund balances of $1,500,000. The Company had securities sold under agreements to repurchase totaling $31,493,000 and did not have any outstanding FHLB advances as of September 30, 2004. Total investments as of September 30, 2004 were $356,254,000 compared to $323,116,000 as of year end 2003. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of September 30, 2004.

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

Review of Statements of Cash Flows

     Operating cash flows for September 30, 2004 and 2003 totaled $9,684,000 and $10,121,000, respectively. The primary variance in operating cash flows for the first nine months of 2004 was net security gains of $51,000 compared to $1,186,000 in net gains for the same period in 2003.

     Net cash used in investing activities through September 30, 2004 and 2003 was $51,264,000 and $90,076,000, respectively. The largest investing activity in the first nine months of 2004 was the purchase of U.S. government agency bonds. Federal funds sold balances have been lowered significantly since December 31, 2003 to fund increased loan demand and additional bond purchases.

     Net cash provided by financing activities for September 30, 2004 and 2003 totaled $39,991,000 and $52,053,000, respectively. A higher level of deposits is the largest source of financing cash flows for the nine months ended September 30, 2004. As of September 30, 2004, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

     The Company's liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2004, dividends paid by the Banks to the Company amounted to $6,288,000 through September 30, 2004 compared to $5,772,000 for the same period in 2003. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

     The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $34,241,000 that are presently available to provide additional liquidity to the Banks.

     Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

     No material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flows needs as of September 30, 2004 that is a concern to management.

Capital Resources

     The Company's total stockholders' equity increased to $109,644,000 as of September 30, 2004, from $107,325,000 at December 31, 2003. The increase in equity is attributable to higher retained earnings. At September 30, 2004 and December 31, 2003, stockholders' equity as a percentage of total assets was 13.70% and 14.26%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines as of September 30, 2004.

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

                    31.1 Certification of Principal  Executive  Officer Pursuant
                         to Section 302 of Sarbanes-Oxley Act of 2002.

                    31.2 Certification of Principal  Financial  Officer Pursuant
                         to Section 302 of Sarbanes-Oxley Act of 2002.

                    32.1 Certification of Principal  Executive  Officer Pursuant
                         to 18 U.S.C. Section 1350.

                    32.2 Certification of Principal  Financial  Officer Pursuant
                         to 18 U.S.C. Section 1350.

             (b)    Reports on Form 8-K

                    On October 15, 2004,  the Company  filed a Form 8-K pursuant to Item 5, announcing financial results for the three and nine months ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       AMES NATIONAL CORPORATION

DATE: November 9, 2004                         By:  /s/ Daniel L. Krieger
                                               ---------------------------------
                                               Daniel L. Krieger, President
                                               Principal Executive Officer



                                               By:  /s/ John P. Nelson
                                               ---------------------------------
                                               John P. Nelson, Vice President
                                               Principal Financial Officer