Form 10-K
period 2004-12-31
AMES NATIONAL CORP
filed 2005-03-15
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     ------
                                    FORM 10-K


                  Annual Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 2004.    Commission File Number 0-32637.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate bycheck mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __X__ No _____

     As of June 30,2004, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant's common stock in the over the counter market, was $162,670,109. Shares of common stock beneficially owned by each executive officer and director of the Company and by each person who owns 5% or more of the outstanding common stock have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

     The number of shares outstanding of the registrant's common stock on February 28, 2005, was 3,137,066.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement, as filed with the Securities and Exchange Commission on March 16, 2005, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

Part I

Item 1.    Business.....................................................       3
Item 2.    Properties...................................................      14
Item 3.    Legal Proceedings............................................      14
Item 4.    Submission of Matters to a Vote of Shareholders..............      14

Part II

Item 5.    Market for Registrant's Common Stock and Related
                Shareholder Matters.....................................      14
Item 6.    Selected Financial Data......................................      16
Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results Of Operations.....................      16
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk...      35
Item 8.    Financial Statements and Supplementary Data..................      37
Item 9.    Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure................................      58
Item 9 A.  Controls and Procedures......................................      58
Item 9 B.  Other Information............................................      58

Part III

Item 10.   Directors and Executive Officers of the Registrant...........      58
Item 11.   Executive Compensation.......................................      59
Item 12.   Security Ownership of Certain Beneficial Owners and Management     59
Item 13.   Certain Relationships and Related Transactions...............      59
Item 14.   Principal Accounting Fees and Services ......................      60

Part IV

Item 15.   Exhibits and Financial Statement Schedules...................      60

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

     As of December 31, 2004, First National had capital of $40,482,000 and 91 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income of $6,949,000 in 2004, $6,621,000 in 2003 and $6,294,000 in 2002. Total assets as of December 31, 2004,
2003 and 2002 were $436,074,000, $381,086,000 and $375,341,000, respectively.

     State Bank & Trust Co., Nevada, Iowa. State Bank is an Iowa, state-chartered, FDIC insured commercial bank. State Bank was acquired by the Company in 1983 through a stock transaction whereby the then shareholders of State Bank exchanged all their State Bank stock for stock in the Company. State Bank was organized in 1939 and provides full-serve banking to businesses and residents within the Nevada area from its main Nevada location and two offices; one in McCallsburg, Iowa and the other in Colo, Iowa. It is strong in agricultural, commercial and residential real estate lending.

     As of December 31, 2004, State Bank had capital of $11,288,000 and 22 full-time equivalent employees. It had net income of $1,707,000 in 2004, $1,554,000 in 2003 and $1,501,000 in 2002. Total assets as of December 31, 2004,
2003 and 2002 were $112,599,000, $100,712,000 and $104,079,000, respectively.

     Boone Bank & Trust Co., Boone, Iowa. Boone Bank is an Iowa, state-chartered, FDIC insured commercial bank. Boone Bank was organized in 1992 by the Company under a new state charter in connection with a purchase and assumption transaction whereby Boone Bank purchased certain assets and assumed certain liabilities of the former Boone State Bank & Trust Company in exchange for a cash payment. It provides full service banking to businesses and residents within the Boone community and surrounding area. It is actively engaged in agricultural, consumer and commercial lending, including real estate, operating and equipment loans. It conducts business from its main office and a full service branch office, both located in Boone.

     As of December 31, 2004, Boone Bank had capital of $12,622,000 and 28 full-time equivalent employees. It had net income of $2,059,000 in 2004, $1,920,000 in 2003 and $1,827,000 in 2002. Total assets as of December 31, 2004,
2003 and 2002 were $112,578,000, $110,712,000 and $96,829,000, respectively.

     Randall-Story State Bank, Story City, Iowa. Randall-Story Bank is an Iowa, state-chartered, FDIC insured commercial bank. Randall-Story Bank was acquired by the Company in 1995 through a stock transaction whereby the then shareholders of Randall-Story Bank exchanged all their Randall-Story Bank stock for stock in the Company. Randall-Story Bank was organized in 1928 and provides full-service banking to Story City and the surrounding area from its main location in Story City and a full service office in Randall, Iowa. While its primary emphasis is in agricultural lending, Randall-Story Bank also provides the traditional lending services typically offered by community banks.

     As of December 31, 2004, Randall-Story Bank had capital of $7,857,000 and 16 full-time equivalent employees. It had net income of $1,036,000 in 2004, $810,000 in 2003 and $1,009,000 in 2002. Total assets as of December 31, 2004,
2003 and 2002 were $74,427,000, $72,581,000 and $64,946,000, respectively.

     United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally chartered, commercial bank insured by the FDIC. It was newly chartered in June of 2002 and offers a broad range of deposit and loan products, as well as Internet banking and trust services to customers located in the Marshalltown and surrounding Marshall County area.

     As of December 31, 2004, United Bank had capital of $6,902,000 and 17 full-time equivalent employees. United Bank had a profit of $105,000 in 2004 and posted a net loss in 2003 of $465,000 and for the six and one-half month period ended December 31, 2002 a loss of $524,000. Total assets as of December 31, 2004, 2003 and 2002 were $89,653,000, $68,397,000 and $30,355,000, respectively.

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

     The Banks earn income from the origination of residential mortgages that are sold in the secondary real estate market without retaining the mortgage servicing rights.

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

     Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios of 75% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination. Fully amortized monthly repayment terms normally do not exceed twenty years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks' collateral interests. Commercial and agricultural real estate loans represent approximately 45% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa's agricultural sector that is dependent on weather conditions and government programs.

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

     Residential First Mortgage Loans - Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods of no longer than seven years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios normally do not exceed 80% without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks' collateral position. Loans secured by one to four family residential properties represent approximately 24% of the loan portfolio.

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

Employees

     At December 31, 2004, the Banks had a total of 174 full-time equivalent employees and the Company had an additional 10 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

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

     As of December 31, 2004, there were 25 FDIC insured institutions having approximately 57 offices or branch offices within Boone, Story and Marshall County, Iowa where the Banks' offices are located. First National, State Bank and Randall-Story Bank together have the largest percentage of deposits in Story County and Boone Bank has the highest percentage of deposits in Boone County.


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

     USA Patriot Act. The USA Patriot Act was enacted in 2001 which, together with regulations issued pursuant to this act, substantially broadened previously existing anti-money laundering law and regulation, increased compliance, due diligence and reporting obligations for financial institutions, created new crimes and penalties and required federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties in combating money laundering activities. The act requires all financial institutions to establish certain anti-money laundering compliance and due diligence programs that are reasonably designed to detect and report instances of money laundering. The Company believes its compliance policies, procedures and controls satisfy the material requirements of the Patriot Act and regulations.

     Sarbanes-Oxley Act. The Sarbanes-Oxley Act was enacted in 2002 to, among other things, increase corporate responsibility and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the federal securities laws. This act generally applies to all companies that are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The act implements significant changes in the responsibilities of officers and directors of public companies and makes certain changes to the corporate reporting obligation of those companies and their external auditors. Among the requirements and prohibitions addressed by the act are certifications required by CEOs and CFOs of periodic reports filed with the SEC; accelerated reporting of stock transactions by directors, officers and large shareholders; prohibitions against personal loans from companies to directors and executive officers (except loans made in the ordinary course of business); new requirements for public companies' audit committees; new requirements for auditor independence; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and executive officers in the 12-month period following initial publication of any financial statements that later require restatement; various increased criminal penalties for violations of securities laws; and the creation of a public company accounting oversight board. Rules adopted by the SEC to implement various provisions of the act include CEO and CFO certifications related to fair presentation of financial statements and financial information in public filings, as well as management's evaluation of disclosure controls and procedures; disclosure of whether any audit committee members qualify as a "financial expert"; disclosures related to audit committee composition and auditor pre-approval policies; disclosure related to adoption of a written code of ethics; reconciling non-GAAP financial information with GAAP in public communications; disclosure of off-balance sheet transactions; and disclosure related to director independence and the director nomination process. The Company has adopted modifications to its corporate governance procedures to comply with the provisions of the act and regulations.

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

     Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized,"
(iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized". Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of February 28, 2005, neither the Company nor any of the Banks were subject to any regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Furthermore, as of that same date, each of the Banks was categorized as "well capitalized" under regulatory prompt corrective action provisions.

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

     Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% must be maintained against total transaction accounts of $47,600,000 or less (subject to an exemption not in excess of the first $7,000,000 of transaction accounts). A reserve of $1,428,000 plus 10% of amounts in excess of $47,600,000 must be maintained in the event total transaction accounts exceed $47,600,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

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

     The Company will provide a paper copy of these reports free of charge upon written or telephonic request directed to John P. Nelson, Vice President and Secretary, 405 Fifth Street, Ames, Iowa 50010 or (515) 232-6251 or by email request at info@amesnational.com. The information found on the Company's website is not part of this or any other report the Company files with the SEC.

Executive Officers of Company and Banks

    The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Unless otherwise indicated, each executive officer has served in his current position for the past five years.

Name                     Age     Position with the Company or Bank and Principal
                                 Occupation and Employment During the Past Five
                                 Years
------------------------ ------- -----------------------------------------------

Kevin G. Deardorff       50      Vice President & Technology Director of the
                                 Company.

Leo E. Herrick           63      President of United Bank commencing June, 2002.
                                 Previously, employed as Chairman of the Board
                                 and President of F&M Bank-Iowa,  Marshalltown,
                                 Iowa.
Daniel L. Krieger        68      Chairman of the Company since 2003 and
                                 President of Company since 1997. Previously served as President of First National. Also serves as a Director of the Company, Chairman of the Board and Trust Officer of First
                                 National and Chairman of the Board of Boone
                                 Bank and United Bank.

Stephen C. McGill        50      President of State Bank since 2003.  Previously
                                 served as Senior Vice President of State Bank.

John P. Nelson           38      Vice President, Secretary and Treasurer of
                                 Company. Also serves as Director of
                                 Randall-Story Bank and State Bank.

Thomas H. Pohlman        54      President of First National since 1999.
                                 Previously served as Senior Vice President of
                                 First National.

Jeffrey K. Putzier       43      President of Boone Bank since 1999.

Harold E. Thompson       59      President of Randall Story Bank since 2003.
                                 Previously served as Executive Vice President of Randall-Story State Bank.

Terrill L. Wycoff        61      Executive Vice President of First National
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

     The property the Company owns is located at 2330 Lincoln Way, Ames, Iowa consisting of a multi tenant building of approximately 16,000 square feet. First National leases 5,422 square feet of this building to serve as its University Office. 800 square feet of the remaining space is currently leased to two tenants who occupy the space for business purposes; the remaining 7,058 square feet of rentable space is currently unoccupied. The Company entered into a real estate contract on July 14, 2003 to purchase real estate adjacent to 2330 Lincoln Way at 2318 Lincoln Way for a total purchase price of $400,000. The 2318 Lincoln Way property consists of a single story commercial building with 2,400 square feet of leased space that is currently occupied by one tenant for business purposes. As of February 28, 2005, the contract has not closed; however, the agreement specifies that the closing of the contract will take place no later than July 31, 2006.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2004.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     On February 28, 2005, the Company had approximately 602 shareholders of record. The Company's common stock is listed on the NASDAQ SmallCap Market under the symbol "ATLO". Trading in the Company's common stock is, however, relatively limited.

     Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

                2004                                  2003
       ------------------------           -------------------------------
            Market Price                           Market Price
      -------------------------           -------------------------------
      Quarter    High      Low            Quarter      High          Low
      -------------------------           -------------------------------
        1st     $61.00   $58.25             1st       $48.90       $46.05
        2nd      63.50    60.00             2nd        55.25        51.50
        3rd      71.50    62.25             3rd        57.25        53.10
        4th     105.00    70.50             4th        59.75        56.75

     The Company declared aggregate annual cash dividends in 2004 and 2003 of $7,590,000 and $7,142,000, respectively, or $2.42 per share in 2004 and $2.28 per share in 2003. In February 2005, the Company declared an aggregate cash dividend of $2,353,000 or $.75 per share. Quarterly dividends declared during the last two years were as follows:

                                 2004                        2003
                          ------------------         ------------------
                            Cash dividends             Cash dividends
            Quarter       declared per share         declared per share
            -----------------------------------------------------------

              1st                $0.46                      $0.44
              2nd                 0.98                       0.92
              3rd                 0.49                       0.46
              4th                 0.49                       0.46

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following financial data of the Company for the five years ended December 31, 2004 through 2000 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.



                                                                               Year Ended December 31
                                                             ------------------------------------------------------------
                                                                   (dollars in thousands, except per share amounts)
                                                             ------------------------------------------------------------
                                                                2004         2003         2002         2001         2000
                                                             -------------------------------------------------------------
STATEMENT OF INCOME DATA
Interest income                                              $  37,354   $  35,314     $  36,270    $  41,474    $  44,018
Interest expense                                                10,564      10,339        11,663       18,883       24,261
                                                             -------------------------------------------------------------
Net interest income                                             26,790      24,975        24,607       22,591       19,757
Provision for loan losses                                          479         645           688          898          460
                                                             -------------------------------------------------------------
Net interest income after provision for
loan losses                                                     26,311      24,330        23,919       21,693       19,297
Noninterest income                                               5,269       6,435         5,135        5,080        4,130
Noninterest expense                                             14,935      14,819        13,276       11,587       10,712
                                                             -------------------------------------------------------------
Income before provision for income tax                          16,645      15,946        15,778       15,186       12,715
Provision for income tax                                         4,255       4,321         4,438        4,639        3,596
                                                             -------------------------------------------------------------
Net Income                                                   $  12,390   $  11,625     $  11,340    $  10,547    $   9,119
                                                             =============================================================

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared                                      $   7,590   $   7,142     $   6,820    $   5,187    $   4,932
Cash dividends declared per share                                 2.42        2.28          2.18         1.66         1.58
Basic and diluted earnings per share                              3.95        3.71          3.63         3.38         2.92
Weighted average shares outstanding                          3,135,235   3,131,224     3,127,285    3,123,885    3,120,375

BALANCE SHEET DATA
Total assets                                                 $ 839,753   $ 752,786     $ 677,229    $ 622,280    $ 619,385
Net loans                                                      411,639     355,533       329,593      323,043      344,015
Deposits                                                       658,176     619,549       550,622      511,509      493,429
Stockholders' equity                                           110,924     107,325       101,523       93,622       86,177
Equity to assets ratio                                          13.21%      14.26%        14.99%       15.04%       13.91%

FIVE YEAR FINANCIAL PERFORMANCE
Net income                                                   $  12,390   $  11,625     $  11,340    $  10,547    $   9,119
Average assets                                                 793,076     726,945       635,816      616,971      626,560
Average stockholders' equity                                   108,004     104,141        98,282       91,373       80,081

Return on assets (net income divided by average assets)          1.56%       1.60%         1.78%        1.71%        1.46%
Return on equity  (net income divided by average equity)        11.47%      11.16%        11.54%       11.54%       11.39%
Efficiency ratio (noninterest expense divided by
  noninterest income plus net interest income)                  46.59%      47.18%        44.64%       41.87%       44.84%
Dividend payout ratio (dividends per share
  divided by net income per share)                              61.27%      61.46%        60.05%       49.11%       54.11%
Dividend yield (dividends per share divided by
  closing year-end market price)                                 3.01%       3.91%         4.69%        4.15%        2.87%
Equity to assets ratio (average equity divided
  by average assets)                                            13.62%      14.33%        15.46%       14.81%       12.78%

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

     The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and trust services. The Banks also offer investment services through a third-party broker dealer. The Company employs ten individuals to assist with financial reporting, human resources, audit, compliance, technology systems and the coordination of management activities, in addition to 174 full-time equivalent individuals employed by the Banks.

     The Company's primary competitive strategy is to utilize seasoned and competent Bank management and local decision making authority to provide customers with prompt response times and flexibility in the products and services offered. This strategy is viewed as providing an opportunity to increase revenues through creating a competitive advantage over other financial institutions. The Company also strives to remain operationally efficient to provide better profitability while enabling the Company to offer more competitive loan and deposit rates.

     The principal sources of Company revenues and cashflow are: (i) interest and fees earned on loans made by the Banks; (ii) service charges on deposit accounts maintained at the Banks; (iii) interest on fixed income investments held by the Banks; (iv) fees on trust services provided by those Banks exercising trust powers; and (v) securities gains and dividends on equity investments held by the Company and the Banks. The Company's principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Banks' loan and deposit functions; and (iv) occupancy expenses for maintaining the Banks' facilities. The largest component contributing to the Company's net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management's principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

     The Company reported record net income of $12,390,000 for the year ended December 31, 2004 compared to $11,625,000 and $11,340,000 reported for the years ended December 31, 2003 and 2002, respectively. This represents an increase of 6.6% when comparing 2004 and 2003, and an increase of 2.5% when comparing 2003 and 2002. The improvement in net income for 2004 can be attributed primarily to higher net interest income resulting from a higher volume of loans and investments partially offset by lower secondary market income and security gains. The gain in net income in 2003 over 2002 related primarily to higher net interest income, secondary market income and security gains. Earnings per share for 2004 were a record $3.95 compared to $3.71 in 2003 and $3.63 in 2002. Each of the Banks had profitable operations during 2004.


     The Company's return on average equity for 2004 was 11.47% versus 11.16% and 11.54% in 2003 and 2002, respectively. Higher net income and lower capital levels relating to the average net unrealized gain on securities available for sale contributed to the improved return on average equity in 2004. The Company's return on average assets for 2004 was 1.56% compared to 1.60% in 2003 and 1.78% in 2002. The decline in the return on average assets in 2004 can be attributed to growth in assets at slightly lower profitability margins.

     The following discussion will provide a summary review of important items relating to:

   o   Challenges
   o   Key Performance Indicators and Industry Results
   o   Income Statement Review
   o   Balance Sheet Review
   o   Asset Quality and Credit Risk Management
   o   Liquidity and Capital Resources
   o   Interest Rate Risk

Challenges

     Management has identified certain challenges that may negatively impact Company's revenues in the future and is attempting to position the Company to best respond to those challenges.

     o Rising interest rates may present a challenge to the Company in 2005. Continued increases in interest rates may negatively impact the Company's net interest margin if interest expense increases more quickly than interest income. The Company's earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks interest rate risk positions.

     o The Company's market in central Iowa has numerous banks, credit unions, investment and insurance companies competing for similar business opportunities. This competitive environment will continue to put downward pressure on the Banks' net interest margins and thus affect profitability. Strategic planning efforts at the Company and Banks continue to focus on capitalizing on the Banks' strengths in local markets while working to identify opportunities for improvement to gain competitive advantages.

     o A substandard performance in the Company's equity portfolio could lead to a reduction in the historical level of realized security gains, thereby negatively impacting the Company's earnings. The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks with an estimated fair market value of approximately $25 million as of December 31, 2004. The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.

Key Performance Indicators and Industry Results

     Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,975 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company's performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

                                       Year Ended December 31,
                     ----------------------------------------------------------
                           2004                2003                2002
                     ----------------------------------------------------------
                     Company  Industry   Company  Industry  Company   Industry

Return on assets      1.56%     1.29%     1.60%     1.38%    1.78%      1.30%

Return on equity     11.47%    13.28%    11.16%    15.04%   11.54%     14.14%

Net interest margin   3.97%      3.53%    4.02%     3.73%    4.51%      3.96%

Efficiency ratio     46.59%     58.03%   47.18%    56.59%   44.64%     56.00%

Capital ratio        13.62%      8.12%   14.33%     7.88%   15.46%      7.87%

Key performances indicators include:

   o Return on Assets

     This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. Although the Company's return on assets ratio compares favorably to that of the industry, this ratio declined slightly in 2004 as compared to 2003 as assets grew more quickly in relation to net income.

   o Return on Equity

     This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders' equity investment in the Company. The Company's return on equity ratio is below that of the industry primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on equity improved in 2004 as a result of net income growing more quickly in relation to average equity.

   o Net Interest Margin

     The ratio is calculated by dividing net interest income by average earning assets. Earning assets consist primarily of loans and investments that earn interest. This ratio is used to measure how well the Company is able maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings. The Company's net interest margin compares favorably to the industry; however, management expects the competitive nature of the Company's market environment to put downward pressure on the Company's margin.

   o Efficiency Ratio

     This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company's ability to manage noninterest expenses. The Company's efficiency ratio compares favorably to the industry average.

   o Capital Ratio

     The capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders' equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company's capital ratio is significantly higher than the industry average.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2004:

Strong loan growth and wider netinterest margins did not offset the negative effects of merger expenses at large banks and lower gains on sales of securities and other assets in the fourth quarter. Insured commercial banks and savings institutions reported $31.8 billion in net income for the quarter, a decline of $668 million (2.1%) from the record earnings registered in the third quarter. Nevertheless, the industry's earnings were the third-highest ever reported, and represented a $787-million (2.5%) improvement over the fourth quarter of 2003. Also, the industry's net operating (core) income, which does not include gains on securities sales, set a new quarterly record of $30.9 billion. The average return on assets (ROA) was 1.28% in the fourth quarter, marking the first time in two years that the industry's quarterly ROA has been below 1.30%. Fewer than half of all insured banks and thrifts (48.4%) had an ROA of 1% or higher in the fourth quarter, but this was an improvement over the fourth quarter of 2003, when only 44.8% achieved this benchmark level of profitability. Almost two out of every three institutions (62.1%) had higher net income than in the fourth quarter of 2003.

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the last three years.

Critical Accounting Policy

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

     The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements" accompanying the Company's audited financial statements. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified the allowance for loan losses to be the Company's most critical accounting policy.

     The allowance for loan losses is established through a provision for loan losses that is treated as an expense and charged against earnings. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company's market area and the expected trend of the economic conditions. To the extent actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or lesser than future charge-offs.

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

ASSETS

                                                   2004                         2003                         2002
                                       ----------------------------------------------------------------------------------------
                                       Average    Revenue/   Yield/   Average   Revenue/  Yield/    Average   Revenue/  Yield/
                                       balance    expense    rate     balance   expense    rate     balance   expense    rate
      (dollars in thousands)           ----------------------------------------------------------------------------------------
Interest-earning assets
Loans
Commercial                             $ 48,775   $ 2,548    5.22%   $ 38,288   $ 2,163    5.65%   $ 42,948   $ 3,042   7.08%
Agricultural                             28,406     1,839    6.47%     25,962     1,783    6.87%     25,274     1,895   7.50%
Real estate                             285,087    17,169    6.02%    264,494    16,909    6.39%    229,805    16,929   7.37%
Consumer and other                       23,079     1,317    5.71%     21,068     1,342    6.37%     19,494     1,341   6.88%
                                       --------------------------------------------------------------------------------------
Total loans (including fees)           $385,347   $22,873    5.94%   $349,812   $22,197    6.35%   $317,521   $23,207   7.31%

Investment securities
Taxable                                $213,043   $ 8,911    4.18%   $162,273   $ 7,925    4.88%   $142,089   $ 8,414   5.92%
Tax-exempt                              127,048     8,125    6.40%    101,482     6,820    6.72%     78,171     5,797   7.42%
                                       --------------------------------------------------------------------------------------
Total investment securities            $340,091   $17,036    5.01%   $263,755   $14,745    5.59%   $220,260   $14,211   6.45%

Interest bearing deposits with
banks                                    $8,713   $   130    1.49%   $  4,511   $    62    1.37%   $    534   $    14   2.62%
Federal funds sold                       11,630       159    1.37%     60,293       628    1.04%     51,206       810   1.58%

                                       --------------------------------------------------------------------------------------
Total Interest-earning assets          $745,781   $40,198    5.39%   $678,371   $37,632    5.55%   $589,521   $38,242   6.49%

Noninterest-earning assets
Cash and due from banks                $ 27,581                      $ 27,733                      $ 28,206
Premises and equipment, net               8,517                         8,599                         7,912
Other, less allowance for loan
  losses                                 11,197                        12,242                        10,177
                                       --------------------------------------------------------------------------------------
Total noninterest-earning assets        $47,295                      $ 48,574                      $ 46,295
                                       --------------------------------------------------------------------------------------
TOTAL ASSETS                           $793,076                      $726,945                      $635,816
                                       ======================================================================================

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35% in 2004 and 34% for prior years.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                               2004                          2003                        2002
                                   -------------------------------------------------------------------------------------
                                   Average    Revenue/  Yield/   Average    Revenue/  Yield/  Average   Revenue/  Yield/
                                   balance    expense    rate    balance    expense   rate    balance   expense    rate
    (dollars in thousands)         -------    -------   -----    -------    -------   -----   -------   -------    -----
Interest-bearing liabilities
Deposits
Savings, NOW accounts,
and money markets                  $329,410   $ 3,210    0.97%   $298,885   $ 2,758   0.92%   $260,426  $ 3,393    1.30%
Time deposits < $100,000            173,581     4,974    2.87%    170,534     5,480   3.21%    152,703    6,107    4.00%
Time deposits > $100,000             70,076     1,759    2.51%     65,759     1,807   2.75%     51,428    1,898    3.69%
                                   -------------------------------------------------------------------------------------
Total deposits                     $573,067   $ 9,943    1.74%   $535,178   $10,045   1.88%   $464,557  $11,398    2.45%
Other borrowed funds                 38,211       620    1.62%     19,588       293   1.50%     13,887      265    1.91%
                                   -------------------------------------------------------------------------------------
Total Interest-bearing
liabilities                        $611,278   $10,563    1.73%   $554,766   $10,338   1.86%   $478,444  $11,663    2.44%
                                   -------------------------------------------------------------------------------------

Noninterest-bearing liabilities
Demand deposits                    $ 65,785                      $ 59,614                     $ 53,318
Other liabilities                     8,009                         8,424                        5,772
                                   -------------------------------------------------------------------------------------

Stockholders' equity               $108,004                      $104,141                     $ 98,282
                                   -------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $793,076                      $726,945                     $635,816
                                   =====================================================================================

Net interest income                           $29,635    3.97%              $27,294   4.02%             $26,579    4.51%
                                   =====================================================================================
Spread Analysis
Interest income/average assets                $40,198    5.07%              $37,632   5.18%             $38,242    6.01%
Interest expense/average assets                10,563    1.33%               10,334   1.42%              11,663    1.83%
Net interest income/average
  assets                                       29,635    3.74%               27,294   3.76%              26,579    4.18%

Rate and Volume Analysis

     The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate interest income increased $260,000 in 2004 compared to 2003. An increased volume of real estate loans added $1,272,000 in income in 2004; however, lower interest rates reduced interest income in 2004 by $1,012,000, a net difference of $260,000.

     The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.


              (dollars in thousands)             2004 Compared to 2003           2003 Compared to 2002
                                             -------------------------------------------------------------
                                             Volume      Rate      Total       Volume    Rate      Total
Interest Income
Loans
Commercial                                   $  559   $  (174)    $  385       $ (307)  $  (572)   $  (879)
Agricultural                                    163      (107)        56           50      (162)      (112)
Real estate                                   1,272    (1,012)       260        2,384    (2,404)       (20)
Consumer and other                              121      (146)       (25)         104      (103)         1
                                             -------------------------------------------------------------
Total loans (including fees)                 $2,115   $(1,439)    $  676       $2,231   $(3,241)   $(1,010)

Investment securities
Taxable                                      $2,234   $(1,248)    $  986       $1,103   $(1,592)   $  (489)
Tax-exempt                                    1,644      (339)     1,305        1,608      (585)     1,023
                                             -------------------------------------------------------------
Total investment
securities                                   $3,878   $(1,587)    $2,291       $2,711   $(2,177)   $   534
                                                 62         6         68           58       (10)        48
Interest bearing deposits with banks           (622)      153     $ (469)         127      (309)      (182)
Federal funds sold                           -------------------------------------------------------------
                                             $5,433   $(2,867)    $2,566       $5,127   $(5,737)   $  (610)
Total Interest-earning assets
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets     $  285   $   167     $  452       $  452   $(1,086)   $  (634)
Time deposits < $100,000                         96      (602)      (506)         663    (1,290)      (627)
Time deposits > $100,000                        119      (167)       (48)         457      (548)       (91)
                                             -------------------------------------------------------------
Total deposits                               $  500   $  (602)    $ (102)      $1,572   $(2,924)   $(1,352)
Other borrowed funds                            281        46        327           93       (68)        25
                                             -------------------------------------------------------------
Total Interest-bearing liabilities           $  781   $  (556)    $  225       $1,665   $(2,992)   $(1,327)
                                             -------------------------------------------------------------
Net interest income/earning assets           $4,652   $(2,311)    $2,341       $3,462   $(2,745)   $   717

1 The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

     The Company's largest component contributing to net income is net interest income, which is the difference between interest earned on earning assets (which are primarily loans and investments) and interest paid on interest bearing liabilities (which are primarily deposits accounts and other borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2004, 2003 and 2002, the Company's net interest margin was 3.97%, 4.02% and 4.51%, respectively. Yields on earning assets declined slightly faster than those of interest bearing liabilities and led to a slight decline in the Company's net interest margin in 2004. Assets repricing to lower market rates resulted in the decline in net interest margin in 2003 from 2002.

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

     Net interest income during 2004, 2003 and 2002 totaled $26,790,000, $24,975,000 and $24,607,000, respectively, representing a 7.27% increase in 2004 from 2003 and a 1.50% increase in 2003 compared to 2002. A higher volume of earning assets was primary reason for the increase in net interest income in 2004. The higher net interest income in 2003 resulted from lower interest expense as the Company was able to lower rates paid on deposits and other borrowings more quickly than rates declined on loans and investments.

Provision for Loan Losses

     The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company provided a $479,000 provision for loan losses during 2004 compared to $645,000 in 2003 and $688,000 in 2002. Net charge-offs declined significantly in 2004 and was the primary reason for the lower level of provision expense in 2004. In 2003 and 2002, net charge-offs approximated 55% of the total loan provisions while loan growth was the primary contributor for the remaining provisions. Refer to the Asset Quality and Credit Risk Management discussion for additional detail with regard to loan loss provision expense.

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

Noninterest Income and Expense

     Total noninterest income is comprised primarily of fee-based revenues from trust and agency services, bank related service charges on deposit activities, net securities gains generated primarily by the Company's equity holdings, merchant and ATM fees related to electronic processing of merchant and cash transactions and secondary market income.

     Noninterest income during 2004, 2003 and 2002 totaled $5,269,000, $6,435,000 and $5,135,000, respectively, representing an 18.12% decrease in 2004 from 2003 and a 25.33% increase in 2003 compared 2002. The decrease in 2004 is the result of lower secondary market income and net securities gains that increased over 56% in 2003 from 2002. In 2003, low interest rates fueled a record year in mortgage refinancing resulting in record secondary market income. The Company also realized a higher level of securities gains in 2003 through liquidating equity holdings that no longer fit the Company's long term investment strategy.

     Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Historically, the Company has not had any material expenses relating to discontinued operations, extraordinary losses or adjustments from a change in accounting principles. Salaries and employee benefits are the largest component of the Company's operating expenses and comprise 60.39% of noninterest expenses in 2004.

     Noninterest expense during 2004, 2003 and 2002 totaled $14,935,000, $14,820,000 and $13,276,000, respectively, representing a 0.78% increase in 2004 versus 2003 and an 11.62% increase in 2003 compared to 2002. The retirement of several higher paid senior officers allowed for stable non-interest expense for the year ended December 31, 2004 compared to the same period in 2003. An increase in salaries and employee benefits was the largest contributor to the increase in operating expenses in 2003 and related primarily to additional staffing at United Bank as a result of its significant growth. The percentage of noninterest expense to average assets was 1.88% in 2004, compared to 2.04% and 2.09% during 2003 and 2002, respectively.

Provision for Income Taxes

     The provision for income taxes for 2004, 2003 and 2002 was $4,255,000, $4,321,000 and $4,438,000, respectively. This amount represents an effective tax rate of 25.57% during 2004, compared to 27.10% and 28.13% for 2003 and 2002, respectively. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities. The average balance of tax exempt securities increased $25,566,000 in 2004 compared to 2003.

Balance Sheet Review

     The Company's assets are comprised primarily of loans and investment securities. Average earning asset maturity or repricing dates are less than five years for the combined portfolios as the assets are funded for the most part by short term deposits with either immediate availability or less than one year average maturities. This exposes the Company to risk with regard to changes in interest rates that are more fully explained in Item 7A of this report Quantitative and Qualitative Disclosures about Market Risk".

     Total assets increased to $839,753,000 in 2004 compared to $752,786,000 in 2003, an 11.55% increase. First National, State Bank and United Bank posted double digit growth in assets versus one year ago.

Loan Portfolio

     Net loans for the year ended December 31, 2004, increased to $411,639,000 from $355,533,000 as of December 31, 2003, an increase of 15.78%. The increase in loan volume can be primarily attributed to growth in the commercial, commercial real estate and residential loan portfolios. Loans are the primary contributor to the Company's revenues and cash flows. The average yield on loans was 93 and 76 basis points higher in 2004 and 2003, respectively, than the average tax-equivalent investment portfolio yields for the same periods in the previous year.

Types of Loans

     The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2004 .

                                ------------------------------------------------
                                  2004      2003      2002      2001      2000
      (dollars in thousands)    ------------------------------------------------
Real Estate
   Construction                 $ 21,042  $ 13,126  $ 13,518  $ 12,677  $ 12,221
   1-4 family residential         97,612    84,645    81,239    84,379    97,663
   Commercial                    160,176   150,723   136,351   117,211   112,415
   Agricultural                   27,443    24,297    21,693    21,029    21,095
Commercial                        57,189    38,555    40,097    45,631    53,955
Agricultural                      30,713    27,815    26,022    27,367    28,199
Consumer and other                24,584    23,242    19,921    20,920    24,576
                                ------------------------------------------------
Total loans                      418,759   362,403   338,841   329,214   350,124
Deferred loan fees, net              644       819       777       725       736
                                ------------------------------------------------
Total loans net of deferred
  fees                          $418,115  $361,584  $338,064  $328,489  $349,388

     The Company's loan portfolio consists of real estate loans, commercial loans, agricultural loans and consumer loans. As of December 31, 2004, gross loans totaled approximately $419 million, which equals approximately 64% of total deposits and 50% of total assets. The Company's peer group (consisting of 353 bank holding companies with total assets of $500 to $1,000 million) loan to deposit ratio as of September 30, 2004 was a much higher 86%. The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy. As of December 31, 2004, the majority of the loans were originated directly by the Banks to borrowers within the Banks' principal market areas. There are no foreign loans outstanding during the years presented.

     Real estate loans include various types of loans for which the Banks hold real property as collateral and consist of loans primarily on commercial properties and single family residences. Real estate loans typically have fixed rates for up to five years, with the Company's loan policy permitting a maximum fixed rate maturity of up to 15 years. The majority of construction loan volume is to contractors to construct commercial buildings and these loans generally have maturities of up to 12 months. The Banks originate residential real estate loans for sale to the secondary market for a fee.

     Commercial loans consist primarily of loans to businesses for various purposes, including revolving lines to finance current operations, floor-plans, inventory and accounts receivable; capital expenditure loans to finance equipment and other fixed assets; and letters of credit. These loans generally have short maturities, have either adjustable or fixed rates and are unsecured or secured by inventory, accounts receivable, equipment and/or real estate.

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

     The interest rates charged on loans vary with the degree of risk and the amount and maturity of the loan. Competitive pressures, market interest rates, the availability of funds and government regulation further influence the rate charged on a loan. The Banks follow a loan policy, which has been approved by both the board of directors of the Company and the Banks, and is overseen by both Company and Bank management. These policies establish lending limits, review and grading criteria and other guidelines such as loan administration and allowance for loan losses. Loans are approved by the Banks' board of directors and/or designated officers in accordance with respective guidelines and underwriting policies of the Company. Credit limits generally vary according to the type of loan and the individual loan officer's experience. Loans to any one borrower are limited by applicable state and federal banking laws.

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2004

     The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

                                           After one
                                            year but
                                 Within      within       After
                                one year   five years  five years     Total
       (dollars in thousands)  ---------------------------------------------

Real Estate
   Construction                 $10,154    $  2,400    $  8,488     $ 21,042
   1-4 family residential         3,968      41,797      51,847       97,612
   Commercial                    14,670     113,706      31,800      160,176
   Agricultural                   1,262       7,639      18,542       27,443
Commercial                       38,122      14,823       4,244       57,189
Agricultural                     19,141       8,473       3,099       30,713
Consumer and other                2,563      15,328       6,693       24,584
                                --------------------------------------------
Total loans                     $89,880    $204,166    $124,713     $418,759


                                                    After one
                                                    year but
                                                     within       After
                                                   five years  five years
                                                   ----------------------
Loan maturities after one year with:
Fixed rates                                         $174,184    $ 42,045
Variable rates                                        29,982      82,668
                                                    --------------------
                                                    $204,166    $124,713


Loans Held For Sale

     Mortgage origination funding awaiting delivery to the secondary market totaled $234,000 and $859,000 as of December 31, 2004 and 2003, respectively. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

     Total investments as of December 31, 2004 were $363,460,000, an increase of $40,344,000 or 12% from the prior year end. As of December 31, 2004 and 2003, the investment portfolio comprised 43% of total assets.

     The following table presents the market values, which represent the carrying values due to the available-for-sale classification, of the Company's investment portfolio as of December 31, 2004, 2003 and 2002, respectively. This portfolio provides the Company with a significant amount of liquidity since all of the investments are considered available for sale as of December 31, 2004, 2003 and 2002.

                                      -------------------------------------
                                        2004          2003           2002
        (dollars in thousands)        -------------------------------------

U.S. treasury securities              $    531      $  2,229       $  4,208
U.S. government agencies               137,634       118,637         85,780
States and political subdivisions      113,818       105,963         70,516
Corporate bonds                         77,573        63,586         56,357
Equity securities                       33,904        32,701         27,714
                                      -------------------------------------
Total                                 $363,460      $323,116       $244,575

     Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

     Investment in other securities includes corporate debt obligations of companies located and doing business throughout the United States. The debt obligations were all within the credit ratings acceptable under the Banks' investment policies. As of December 31, 2004, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders' equity. The equity securities portfolio consists primarily of financial and utility stocks as of December 31, 2004, 2003, and 2002.

Investment Maturities as of December 31, 2004

     The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                   After one     After five
                                                    year but     years but
                                       Within        within        within       After
                                      one year     five years    ten years    ten years     Total
        (dollars in thousands)        ------------------------------------------------------------
U.S. treasury
                                      $     -       $      -      $   531      $     -    $    531
U.S. government agencies                9,691        102,607       18,546        6,790     137,634
States and political subdivisions       5,867         33,271       46,760       27,920     113,818
Corporate bonds                         4,891         58,871       13,811            -      77,573
                                      ------------------------------------------------------------
Total                                 $20,449       $194,749      $79,648      $34,710    $329,556

Weighted average yield
U.S. treasury
                                           -              -         5.19%           -        5.19%
U.S. government agencies                4.60%          3.30%        4.49%        4.46%       3.63%
States and political subdivisions*      5.27%          5.36%        6.68%        6.15%       6.09%
Corporate bonds
                                        4.55%          4.53%        5.31%           -        4.67%
                                      ------------------------------------------------------------
Total                                   4.78%          4.03%        5.93%        5.81%       4.73%

* Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

Deposits

Types of Deposits

     Total deposits equaled $658,176,000 and $619,549,000 as of December 31, 2004 and 2003, respectively. The increase of $38,627,000 can be attributed to deposit growth at four of the five Banks, with United Bank and First National posting the largest increases of $16,656,000 and $14,861,000, respectively. Average deposits for the year ended December 31, 2004 were $37,889,000 higher than the same period in 2003. The deposit category seeing the largest balance increases were NOW accounts.

     The Company's primary source of funds is customer deposits. The Company attempts to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company's need for funds. While nearly 57% of the Banks' certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates are not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company's operation and liquidity. The Company traditionally has not relied upon brokered deposits and does not anticipate utilizing such funds at the present time.

Average Deposits by Type

     The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2004, 2003 and 2002.

                                      ----------------------------------------------------
                                            2004               2003              2002
                                      ----------------------------------------------------
                                       Amount    Rate    Amount    Rate    Amount    Rate
          (dollars in thousands)      ----------------------------------------------------

Noninterest bearing demand deposits   $ 65,785          $ 59,614     -    $ 53,318     -
Interest bearing demand deposits       154,332   0.80%   130,138   0.70%   115,494   1.00%
Money market deposits                  146,479   1.25%   143,478   1.20%   120,446   1.71%
Savings deposits                        28,599   0.47%    25,269   0.50%    24,486   0.71%
Time certificates < $100,000           173,581   2.87%   170,534   3.21%   152,703   4.00%
Time certificates > $100,000            70,076   2.51%    65,759   2.75%    51,428   3.69%
                                      ----------------------------------------------------
                                      $638,852          $594,792          $517,875

Deposit Maturity

     The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2004, 2003 and 2002.

                                                  2004         2003        2002
         (dollars in thousands)                 --------------------------------
3 months or less                                $20,613      $23,801     $15,162
Over 3 through 12 months                         29,217       29,896      25,939
Over 12 through 36 months                        17,131       11,374       9,281
Over 36 months                                    2,103        4,416       4,182
                                                --------------------------------
Total                                           $69,064      $69,487     $54,564

Borrowed Funds

     Borrowed funds that may be utilized by the Company are comprised of Federal Home Loan Bank (FHLB) advances, federal funds purchased and repurchase agreements. Borrowed funds are an alternative funding source to deposits and can be used to fund the Company's assets and unforeseen liquidity needs. FHLB advances are loans from the FHLB that can mature daily or have longer maturities for fixed or floating rates of interest. Federal funds purchased are borrowings from other banks that mature daily. Securities sold under agreement to repurchase (repurchase agreements) are similar to deposits as they are funds lent by various Bank customers; however, the bank pledges investment securities to secure such borrowings. The Company's repurchase agreements normally reprice daily. The Company does not have any FHLB advances or federal funds purchased outstanding as of December 31, 2004.

     The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2004, 2003 and 2002.

                                           2004                     2003                   2002
                                     -------------------------------------------------------------------
                                                Average                 Average                  Average
                                     Balance      Rate       Balance       Rate       Balance      Rate
         (dollars in thousands)      -------------------------------------------------------------------
FHLB advances                        $    -         -       $    -          -        $    -          -
Federal funds purchased and
repurchase agreements                 64,072      1.99%      18,199       1.39%       18,326       1.50%
                                     -------------------------------------------------------------------
Total                                $64,072      1.99%     $18,199       1.39%      $18,326       1.50%

Average Annual Borrowed Funds

     The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2004, 2003 and 2002.

                                         2004                      2003                     2002
                                    ------------------------------------------------------------------------
                                    Average       Average     Average      Average      Average      Average
                                    Balance         Rate      Balance       Rate        Balance       Rate
          dollars in thousands)     ------------------------------------------------------------------------
FHLB advances                       $     -           -       $    -         -          $    47       4.26%
Federal funds purchased
& repurchase agreements               38,211        1.62%      19,588       1.48%        13,840       1.91%
                                    -----------------------------------------------------------------------
Total                               $ 38,211        1.62%     $19,588       1.48%       $13,887       1.91%

Maximum Amount Outstanding
  during the year:
  FHLB advances                     $      -                  $     -                   $ 1,000
  Federal funds purchased
  and repurchase agreements           65,391                   22,728                    18,326

Off-Balance-Sheet Arrangements

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. For additional information, see footnote 9 of the "Notes to Consolidated Statements".

Asset Quality Review and Credit Risk Management

     The Company's credit risk is centered in the loan portfolio, which on December 31, 2004 totaled $411,639,000 as compared to $355,533,000 as of December 31, 2003, an increase of 15.78%. Loans comprise 49% of total assets as of the end of 2004. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer's failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company's credit risk management practices have resulted in a low level of non-performing assets that total $2,748,000 as of December 31, 2004. The Company's level of problem assets as a percentage of assets of 0.33% compares favorably to the average for FDIC insured institutions as of September 30, 2004 of 0.61%.

Non-performing Assets

     The following table sets forth information concerning the Company's non-performing assets for the past five years ending
December 31, 2004.

                                       2004           2003          2002          2001           2000
        (dollars in thousands)         ----------------------------------------------------------------
Non-performing assets:
Nonaccrual loans                       $1,896        $1,756        $2,015        $2,692          $2,663
Loans 90 days or more past due
  and still accruing                       80           431           394           797             242
                                       ----------------------------------------------------------------
Other real estate owned                 1,976         2,187         2,409         3,489           2,905
                                          772           159           295           159              75
Total non-performing assets            ----------------------------------------------------------------
                                       $2,748        $,2,346       $2,704        $3,648          $2,980

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

     Outstanding loans of $481,000 were placed on non-accrual status in 2004 with total non-accrual loans equaling $1,896,000 as of December 31, 2004. Outstanding loans of $200,000 were placed on non-accrual status in 2003 with total non-accrual loans equaling $1,756,000 as of December 31, 2003. Outstanding loans of $383,000 were placed on non-accrual status in 2002 with total non-accrual loans equaling $2,015,000 as of December 31, 2002. A real estate loan at First National with a December 31, 2004 and 2003 balance of $1,305,000 is the largest non-performing asset. For the years ended December 31, 2004, 2003 and 2002, interest income, which would have been recorded under the original terms of such loans was approximately $239,000, $179,000 and $160,000, respectively, with $211,000, $177,000 and $17,000, respectively, recorded. Loans greater than 90 days past due and still accruing interest were $80,000 and $431,000 at December 31, 2004 and 2003, respectively.

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

     The adequacy of the allowance for loan losses is evaluated quarterly by management and the respective Bank boards. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer's cash flow or net worth are sufficient to repay the loan; delinquent status; criticism of the loan in a regulatory examination; the accrual of interest has been suspended; or other reasons, including when the loan has other special or unusual characteristics which warrant special monitoring.

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


                                                   2004        2003        2002        2001         2000
          (dollars in thousands)                ---------------------------------------------------------
Balance at beginning of period                  $  6,051    $  5,758    $  5,446    $  5,373     $  4,986
Charge-offs:
Real Estate
   Construction                                        -          24           -           -            -
   1-4 Family Residential                             19           5           -           -            -
   Commercial                                         93           -          40           -            -
Agricultural                                           -           -           -           -            -
Commercial                                             3         392         235         768           55
Agricultural                                           -           -           -           -            -
Consumer and other                                   115          43         155          83           96
                                                ---------------------------------------------------------
                                                     230         464         430         852          151
Recoveries:
Real Estate
   Construction                                        -           -           -           -            -
   1-4 Family Residential                              -           -          20           -            -
   Commercial                                          -           -           -           -            -
   Agricultural                                        -           -           -           -            -
Commercial                                            13         100          14           8           66
Agricultural                                           -           -           -           -            -
Consumer and other                                   163          12          20          19           12
                                                ---------------------------------------------------------
                                                     176         112          54          27           78

Net charge-offs                                       54         352         376         825           73
Additions charged to
  operations                                         479         645         688         898          460
                                                ---------------------------------------------------------
Balance at end of period                        $  6,476      $6,051      $5,758      $5,446       $5,373


Average Loans Outstanding                       $385,347    $349,812    $317,521    $341,440     $339,115

Ratio of net charge-offs during the
period to average loans
outstanding                                        0.01%       0.11%       0.12%       0.24%        0.02%

Ratio of allowance for loan losses
to total loans net of deferred fees                1.55%       1.67%       1.70%       1.65%        1.54%

     The allowance for loan losses increased to $6,476,000 at the end of 2004 in comparison to the allowance of $6,051,000 at year end 2003. The increase can be primarily attributed to the growth of general reserves at First National. The increase in the reserve levels in 2003 relate primarily to general reserves established by United Bank. The 2002 increase relates primarily to First National as the result of higher specific reserves for two problem credits identified by management prior to 2002 and a large specific reserve for a newly downgraded problem loan in 2002. Problem commercial leases identified at First National in 2001 led to higher provision expense, net charge-offs and specific reserves as credit weaknesses were identified in 2001. General reserve allocations remained consistent in 2004 with prior years.

     General reserves for loan categories normally range from 1.00 to 1.30% of the outstanding loan balances. As loan volume increases, the general reserve levels increase with that growth. As the previous table indicates, loan provisions have been trending downward since 2001 as the level of net charge-offs has declined. The general reserve loss factors have remained consistent over the five-year period presented. The allowance relating to commercial real estate and 1-4 family residential loans are the largest reserve components. Commercial real estate loans have higher general reserve levels than other real estate loans as management perceives more risk in this type of lending. Elements contributing to the higher risk level include susceptibility of businesses to changing environmental factors such as the economic business cycle, the larger individual loan amounts, a limited number of buyers and the specialized uses for some properties. As of December 31, 2004, commercial real estate loans have general reserves of 1.30%. The estimation methods and assumptions used in determining the allowance for the five years presented have remained consistent.

     Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. For December 31, 2004 specific reserves decreased $431,000 or 23.50% compared to year end 2003 levels as four of the five banks had improved loan quality. As of December 31, 2003, specific reserves increased $146,000 or 8.65% over year end 2002. In 2003, specific allocations to problem agricultural real estate loans was the largest contributor to the increase in the specific reserve level when compared to year end 2002. Specific allocations for commercial real estate loans triggered the increase in 2002 while commercial leases contributed to the increase in total reserve levels in 2001. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has had the largest impact on the reallocation of the reserve among different parts of the portfolio.

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

Allocation of the Allowance for Loan Losses

     The following table sets forth information concerning the Company's allocation of the allowance for loan losses.

                              2004              2003               2002              2001              2000
 (dollars in thousands)     -----------------------------------------------------------------------------------------
                            Amount    % *      Amount     % *    Amount    % *     Amount    % *     Amount    % *
Balance at end of period
applicable to:
Real Estate
   Construction             $  429    5.02%    $  196    3.62%   $  210    3.99%   $  178    3.99%   $  163    3.49%
   1-4 family residential    1,021   23.31%       948   23.36%      892   23.98%      980   23.98%    1,088   27.89%
   Commercial                2,676   38.25%     2,663   41.59%    2,453   40.24%    1,704   40.24%    1,619   32.11%
   Agricultural                486    6.55%       458    6.70%      302    6.40%      279    6.40%      315    6.03%
Commercial                     809   13.66%       775   10.64%      910   11.83%      938   11.83%      754   15.41%
Agricultural                   360    7.33%       488    7.68%      504    7.68%      457    7.68%      421    8.05%
Consumer and other             302    5.87%       255    6.41%      235    5.88%      258    5.88%      538    7.02%
Unallocated                    393                268               252               652               475
                            ----------------------------------------------------------------------------------------
                            $6,476     100%    $6,051     100%   $5,758     100%   $5,446     100%   $5,373     100%

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

     As of December 31, 2004, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the follows topics:

o   Review the Company's Current Liquidity Sources
o   Review of the Statements of Cash Flows
o   Review Company Only Cash Flows
o Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
o   Capital Resources

Review of the Company's Current Liquidity Sources

     Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for December 31, 2004, 2003 and 2002 totaled $48,199,000, $58,725,000 and $85,189,000, respectively. The lower balance of liquid assets as of December 31, 2004 relates to a lower level of deposits maintained with other financial institutions.

     Other sources of liquidity available to the Banks include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $28,471,000 and federal funds borrowing capacity at correspondent banks of $52,500,000. The Company did not have any outstanding FHLB advances or federal funds sold as of December 31, 2004 and securities sold under agreement to repurchase totaled $64,072,000. Approximately $40,000,000 in repurchases agreement balances at First National are expected to be withdrawn gradually from January to August 2005.

     Total investments as of December 31, 2004 were $363,459,000 compared to $323,116,000 as of year end 2003. At both December 31, 2004 and 2003, the investment portfolio as a percentage of average assets was 43%. This provides the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of December 31, 2004 and 2003 and have net unrealized gains of $11,854,000 and $14,152,000, respectively.

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

Review of the Consolidated Statements of Cash Flows

     Operating cash flows for December 31, 2004, 2003 and 2002 totaled $13,169,000, $14,828,000, and $13,803,000, respectively. The decrease in operating cash flows in 2004 compared to 2003 included a reduction in loans held for sale and an increase in other assets in 2004. These decreases were offset by security gains realized in 2004 as compared to 2003 and an increase net income. The primary variance in 2003 compared to 2002 was the source of cash provided from a lower level of accrued expense and other liabilities that was a use of cash in 2002.

     Net cash used in investing activities for December 31, 2004, 2003 and 2002 was $103,647,000, $96,479,000 and 43,819,000, respectively. The largest investing activities in 2004 were the purchase of U.S. government agency and corporate bonds and the funding of commercial operating and commercial real estate loans offset by the maturities, calls, and sales of securities available for sale. U.S. government agency bonds, municipal bonds and commercial real estate loans were the most significant investing activities in 2003.

     Net cash provided by financing activities for December 31, 2004, 2003 and 2002 totaled $77,255,000, $61,944,000 and $39,245,000, respectively. Growth in securities sold under agreement to repurchase and deposits was the primary source of financing funds in 2004. Deposit growth was the primary source of cash flows for 2003 and 2002. As of December 31, 2004, the Company did not have any external debt financing, off balance sheet financing arrangements or derivative instruments linked to its stock.

Company Only Cash Flows

     The Company's liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2004, dividends from the Banks amounted to $8,384,000 compared to $7,868,000 in 2003. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

     First National, as a national bank, generally may pay dividends from undivided profits without restriction, provided that its surplus fund is at least equal to its common stock capital fund. Boone Bank, Randall-Story Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits. United Bank is not expected to generate sufficient earnings to pay any dividends in 2005. Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

     The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $34,902,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

     No material capital expenditures or material changes in the capital resource mix are anticipated at this time. Commitments to extend credit totaled $65,894,000 as of December 31, 2004 compared to a total of $71,100,000 at the end of 2003. The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2004. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.
Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of December 31, 2004 that are a concern to management.

Capital Resources

     The Company's total stockholders' equity increased to $110,924,000 at December 31, 2004, from $107,325,000 at December 31, 2003. At December 31, 2004 and 2003, stockholders' equity as a percentage of total assets was 13.21% and 14.26%, respectively. Total equity increased due to retention of earnings which was partially offset by depreciation in the Banks' investment portfolios. The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2004.

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

Forward-Looking Statements and Business Risks

     The discussion in the foregoing Management Discussion and Analysis and elsewhere in this Report contains forward-looking statements about the Company, its business and its prospects. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include use of the words "believe", "expect", "anticipate", "intend", "plan", "estimate" or words of similar meaning, or future or conditional verbs such as "will", "would", "should", "could" or "may" reward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors, many of which are beyond the Company's control, could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Such risks and uncertainties with respect to the Company include, but are not limited to, those related to the economic conditions, particularly in the areas in which the Company and the Banks operate, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, (including regulatory fees and capital requirements), changes in prevailing interest rates, credit risk management and asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how that exposure was managed in 2004 changed when compared to 2003.

     Based on a simulation modeling analysis performed as of December 31, 2004, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2004

                                          $ Change        % Change
(dollars in thousands)                    ------------------------

+200 Basis Points                          $  (158)         (0.6%)
+100 Basis Points                              (91)         (0.3%)
-100 Basis Points                             (554)         (2.0%)
-200 Basis Points                           (2,595)         (9.5%)

     As shown above, at December 31, 2004, the estimated effect of an immediate 200 basis point increase in interest rates would decrease the Company's net interest income by 0.6% or approximately $158,000 in 2005. The estimated effect of an immediate 200 basis point decrease in rates would decrease the Company's net interest income by 9.5% or approximately $2,595,000 in 2005. The Company's Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks' objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

     The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2004. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.


                                            Less than         Three           One to           Over
                                              three         months to          five            five         Cumulative
                                              months         one year         years            years          Total
        (dollars in thousands)              -------------------------------------------------------------------------------
Interest - earning assets

Interest-bearing deposits with banks        $    5,676      $    1,272       $  2,627        $      -       $  9,575
Federal funds sold                              19,865               -              -               -         19,865
Investments *                                    5,158          15,291        194,749          148,261       363,459
Loans                                          103,940          28,146        218,301           68,372       418,759
Loans held for sale                                234                                                           234
                                            ------------------------------------------------------------------------
Total interest - earning
assets                                      $  134,873      $   44,709       $415,677         $216,633      $811,892
                                            ========================================================================

Interest - bearing liabilities

Interest bearing demand deposits            $  172,313               -              -                -      $172,313
Money market and savings deposits              174,358               -              -                -       174,358
Time certificates < $100,000                    27,744          59,043         83,838              149       170,774
Time certificates > $100,000                    20,613          29,217         19,234                -        69,064
Other borrowed funds                            64,072               -              -                -        64,072
                                            ------------------------------------------------------------------------
Total interest - bearing liabilities        $  459,100         $88,260       $103,072             $149      $650,581

Interest sensitivity gap                    $(324,227)      $ (43,551)       $312,605         $216,484      $161,311
                                            ========================================================================

Cumulative interest sensitivity gap         $(324,227)      $(367,778)       $(55,173)        $161,311      $161,311
                                            ========================================================================

Cumulative interest sensitivity
gap as a percent of total assets               -38.61%         -43.80%          -6.57%           19.21%
                                            ========================================================================

* Investments with maturities over 5 years include the market value of equity securities of $33,904.

     As of December 31, 2004, the Company's cumulative gap ratios for assets and liabilities repricing within three months and within one year were 39% and 44%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods. This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company. The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Ames National Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Ames National Corporation's internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ames National Corporation's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we determined that, as of December 31, 2004, the company's internal control over financial reporting is effective based on those criteria.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which appears herein.


                              By: /s/  Daniel L. Krieger
                                  -----------------------------------------
                                  Daniel L. Krieger, Chairman and President
                                  (Principal Executive Officer)



                              By: /s/ John P. Nelson
                                  -----------------------------------------
                                  John P. Nelson, Vice President
                                  (Principal Financial Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Ames National Corporation and Subsidiaries
Ames, Iowa


We have audited the accompanying consolidated balance sheets of Ames National Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ames National Corporation and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 3, 2005 expressed an unqualified opinion.




/s/ McGladrey & Pullen, LLP


Des Moines, Iowa
February 3, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Ames National Corporation and Subsidiaries
Ames, Iowa

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Ames National Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ames National Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over the financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Ames National Corporation maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Ames National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Ames National Corporation as of December 31, 2004 and 2003, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 3, 2005, expressed an unqualified opinion.




/s/ McGladrey & Pullen, LLP


Des Moines, Iowa
February 3, 2005

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

ASSETS                                                        2004                 2003
------------------------------------------------------------------------------------------
Cash and due from banks (Note 2)                        $  18,759,086        $  31,982,144
Federal funds sold                                         19,865,000           20,380,000
Interest bearing deposits in financial institutions         9,575,174            6,363,538
Securities available-for-sale (Note 3)                    363,459,462          323,115,914
Loans receivable, net (Note 4)                            411,638,565          355,533,119
Loans held for sale                                           234,469              859,139
Bank premises and equipment, net (Note 5)                   8,790,636            8,377,807
Accrued income receivable                                   6,262,424            5,842,247
Other assets                                                1,167,971              332,556
                                                        ----------------------------------
        Total assets                                    $ 839,752,787        $ 752,786,464
                                                        ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits (Note 6)
    Demand, noninterest bearing                         $  71,666,385        $  71,372,534
    NOW accounts                                          172,313,429          138,308,140
    Savings and money market                              174,358,165          166,387,319
    Time, $100,000 and over                                69,063,977           69,486,570
    Other time                                            170,773,883          173,993,964
                                                        ----------------------------------
        Total deposits                                    658,175,839          619,548,527

  Federal funds purchased and securities sold
    under agreements to repurchase                         64,072,475           18,198,403
  Dividend payable                                          1,537,162            1,441,204
  Deferred income taxes (Not8)                              2,334,670            3,238,665
  Accrued expenses and otheriabilities                      2,708,701            3,034,670
                                                        ----------------------------------
        Total liabilities                                 728,828,847          645,461,469
                                                        ----------------------------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 10)
  Common stock, $5 par value, authorized 6,000,000
    shares; issued 2004 and 2003 3,153,230 shares;
    outstanding 2004 3,137,066 shares, 2003
    3,133,053 shares                                       15,766,150           15,766,150
  Additional paid-in capital                               25,378,746           25,351,979
  Retained earnings                                        63,200,352           58,400,660
  Treasury stock, at cost; 2004 16,164 shares,
    2003 20,177 shares                                       (889,020)          (1,109,735)
  Accumulated other comprehensive income, net
    unrealized gain on securities available-
    for-sale                                                7,467,712            8,915,941
                                                        ----------------------------------
        Total stockholders' equity                        110,923,940          107,324,995
                                                        ----------------------------------

        Total liabilities and stockholders' equity      $ 839,752,787        $ 752,786,464
                                                        ==================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002

                                                                         2004                2003                2002
-------------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
  Loans, including fees                                             $ 22,872,764        $ 22,197,335         $ 23,207,184
  Securities:
    Taxable                                                            8,536,759           7,510,671            7,931,041
    Tax-exempt                                                         4,274,033           3,604,641            2,938,423
  Federal funds sold                                                     159,438             628,203              810,675
 Dividends                                                             1,510,665           1,372,890            1,383,350
                                                                    -----------------------------------------------------
                                                                      37,353,659          35,313,740           36,270,673
                                                                    -----------------------------------------------------
Interest expense:
  Deposits                                                             9,942,250          10,045,178           11,397,125
  Other borrowed funds                                                   621,077             293,604              265,845
                                                                    -----------------------------------------------------
                                                                      10,563,327          10,338,782           11,662,970
                                                                    -----------------------------------------------------

        Net interest income                                           26,790,332          24,974,958           24,607,703

Provision for loan losses (Note 4)                                       479,355             645,447              688,431
                                                                    -----------------------------------------------------

        Net interest income after provision for
          loan losses                                                 26,310,977          24,329,511           23,919,272
                                                                    -----------------------------------------------------

Noninterest income:
  Trust department income                                              1,185,681           1,225,099            1,032,500
  Service fees                                                         1,813,795           1,513,964            1,492,344
  Securities gains, net (Note 3)                                         324,030           1,395,320              889,923
  Gain on sales of loans held for sale                                   610,077           1,155,311              739,907
  Merchant and ATM fees                                                  534,897             513,832              405,667
  Other                                                                  800,835             631,949              574,473
                                                                    -----------------------------------------------------
        Total noninterest income                                       5,269,315           6,435,475            5,134,814
                                                                    -----------------------------------------------------

Noninterest expense:
  Salaries and employee benefits (Note 7)                              9,019,139           9,044,896            8,074,181
  Data processing                                                      2,241,441           2,188,488            1,934,006
  Occupancy expenses                                                   1,048,323           1,088,438              927,287
  Other operating expenses                                             2,626,451           2,497,692            2,340,098
                                                                    -----------------------------------------------------
        Total noninterest expense                                     14,935,354          14,819,514           13,275,572
                                                                    -----------------------------------------------------

        Income before income taxes                                    16,644,938          15,945,472           15,778,514

Provision for income taxes (Note 8)                                    4,255,392           4,320,787            4,438,376
                                                                    -----------------------------------------------------

        Net income                                                  $ 12,389,546        $ 11,624,685         $ 11,340,138
                                                                    =====================================================

Basic earnings per share (Note 1)                                         $ 3.95              $ 3.71               $ 3.63
                                                                    =====================================================

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2004, 2003 and 2002

                                                                                                        Accumulated
                                                                   Additional                              Other          Total
                                      Comprehensive     Common       Paid-in    Retained     Treasury  Comprehensive  Stockholders'
                                          Income        Stock       Capital     Earnings       Stock   Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                            $15,766,150  $25,393,028 $49,397,011  $(1,530,805) $4,596,614   $ 93,621,998
  Comprehensive income:
    Net income                          $11,340,138            -            -   11,340,138           -           -      11,340,138
    Other comprehensive income,
     unrealized gains on
     securities, net of
     reclassification adjustment,
     net of tax (Note 3)                  3,222,174            -            -           -            -    3,222,174      3,222,174
                                        -----------
          Total comprehensive income    $14,562,312
                                        ===========
  Cash dividends declared,
    $2.18 per share                                            -            -   (6,819,605)          -           -      (6,819,605)
  Sale of 3,753 shares of
    treasury stock                                             -       (39,014)         -       197,165          -         158,151
                                                      ------------------------------------------------------------------------------
Balance, December 31, 2002                            $15,766,150  $25,354,014 $53,917,544  $(1,333,640) $7,818,788   $101,522,856
  Comprehensive income:
    Net income                          $11,624,685            -            -   11,624,685          -            -      11,624,685
    Other comprehensive income,
      unrealized gains on securities,
      net of reclassification
      adjustment, net of tax (Note 3)     1,097,153            -            -           -           -     1,097,153      1,097,153
                                        -----------
         Total comprehensive income     $12,721,838
                                        ===========
  Cash dividends declared,
    $2.28 per share                                            -            -   (7,141,569)         -            -      (7,141,569)
  Sale of 4,071 shares of
    treasury stock                                             -        (2,035)         -       223,905          -         221,870
                                                      ------------------------------------------------------------------------------
Balance, December 31, 2003                            $15,766,150  $25,351,979 $58,400,660  $(1,109,735) $8,915,941   $107,324,995
  Comprehensive income:
    Net income                          $12,389,546            -            -   12,389,546           -           -      12,389,546
    Other comprehensive income,
      unrealized (losses) on
      securities,net of
      reclassification adjustment,
      net of tax benefit (Note 3)       (1,448,229)           -             -           -            -   (1,448,229)    (1,448,229)
                                        -----------
         Total comprehensive income     $10,941,317
                                        ===========
  Cash dividends declared,
    $2.42 per share                                           -            -    (7,589,854)          -           -      (7,589,854)
  Sale of 4,013 shares of treasury
    stock                                                     -         26,767          -       220,715          -         247,482
                                                      ------------------------------------------------------------------------------
Balance, December 31, 2004                            $15,766,150  $25,378,746 $63,200,352  $  (889,020) $7,467,712   $110,923,940



See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

                                                                                    2004              2003             2002
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                    $ 12,389,546      $ 11,624,685     $ 11,340,138
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                                        479,355           645,447          688,431
    Amortization and accretion                                                       683,012           563,612           51,495
    Depreciation                                                                     951,477         1,030,377          996,180
    Provision for deferred taxes                                                     (53,448)         (284,751)        (200,013)
    Securities gains, net                                                           (324,030)       (1,395,320)        (889,923)
    Change in assets and liabilities:
      Decrease in loans held for sale                                                624,670         1,854,307        2,582,434
      (Increase) decrease in accrued income receivable                              (420,177)            6,770          128,336
      (Increase) decrease in other assets                                           (835,415)          250,293         (344,372)
      Increase (decrease) in accrued expenses and other liabilities                 (325,969)          532,718         (549,337)
                                                                                -----------------------------------------------
          Net cash provided by operating activities                               13,169,021        14,828,138       13,803,369
                                                                                -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available-for-sale                                     (163,349,539)     (194,136,066)     (86,337,490)
  Proceeds from sale of securities available-for-sale                              5,045,102         9,299,986       26,635,715
  Proceeds from maturities and calls of securities available-for-sale            115,303,131       108,868,412       34,855,926
  Net (increase) in interest bearing deposits in financial institutions           (3,211,636)       (5,363,538)        (750,000)
  Net decrease (increase) in federal funds sold                                      515,000        12,120,000       (3,150,000)
  Net (increase) in loans                                                        (56,584,801)      (26,585,515)     (12,534,196)
  Purchase of bank premises and equipment                                         (1,364,306)         (681,787)      (2,538,922)
                                                                                -----------------------------------------------
          Net cash (used in) investing activities                               (103,647,049)      (96,478,508)     (43,818,967)
                                                                                -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits                                                            38,627,312        68,926,148       39,113,124
  Increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                            45,874,072          (127,171)       6,729,400
  Dividends paid                                                                  (7,493,896)       (7,077,117)      (6,755,449)
  Proceeds from issuance of treasury stock                                           247,482           221,870          158,151
                                                                                -----------------------------------------------
          Net cash provided by financing activities                               77,254,970        61,943,730       39,245,226
                                                                                -----------------------------------------------

          Net increase (decrease) in cash and cash equivalents                   (13,223,058)      (19,706,640)       9,229,628

CASH AND DUE FROM BANKS
  Beginning                                                                       31,982,144        51,688,784       42,459,156
                                                                                -----------------------------------------------
  Ending                                                                        $ 18,759,086      $ 31,982,144     $ 51,688,784
                                                                                ===============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash payments for:
    Interest                                                                    $ 10,623,125      $ 10,504,715     $ 12,211,439
    Income taxes                                                                   4,516,823         4,553,669        4,725,572

See Notes to Consolidated Financial Statements.

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

Securities available-for-sale: Securities available-for-sale consists of equity securities and debt securities not classified as trading or held-to-maturity and are carried at fair value. Unrealized holding gains and losses, net of deferred income taxes, are reported in a separate component of accumulated other comprehensive income until realized. Realized gains and losses on the sale of such securities are determined using the specific identification method and are reflected in the consolidated statements of income. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or call date of the related security.

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

   Loans held for sale: The fair value of loans held for sale is based on prevailing market prices.

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

   Commitments to extend credit and standby letters of credit: The fair values of commitments to extend credit and stand by letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and credit worthiness of the counterparties. The carry value and fair value of the commitments to extend credit and standby letters of credit are not considered significant.

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

   Earnings per share: Basic earnings per share computations for the years ended December 31, 2004, 2003 and 2002, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

   The following information was used in the computation of basic earnings per share for the years ended December 31, 2004, 2003, and 2002.

                                          2004           2003            2002
                                      ------------------------------------------
Basic earning per share computation:
  Net income                          $ 12,389,546   $ 11,624,685   $ 11,340,138
  Weighted average common
    shares outstanding                   3,135,235      3,131,224      3,127,285
                                      ------------------------------------------
        Basic EPS                     $       3.95   $       3.71   $       3.63
                                      ==========================================


New Accounting Pronouncements

SEC Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments, was released in March 2004. This release summarizes the SEC staff position regarding the application of GAAP to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with the subsequent changes in fair value determined solely on changes in market interest rates. The Company's adoption of this bulletin had no impact on the consolidated financial statements.

At the March 17-18, 2004 Emerging Issues Task Force ("EITF") meeting, the Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115") and investments accounted for under the cost method. The guidance set forth in the Statement was originally to be effective for the Company in the September 30, 2004 consolidated financial statements. However, in September 2004, the effective dates of certain parts of the Statement were delayed. Management is currently assessing the impact of Issue 03-1 on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(Revised), "Share-Based Payment" ("SFAS No. 123R"), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services, SFAS No. 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces existing requirements under SFAS No. 123R, "Accounting for Stock-Based Compensation," and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123R are effective for the Company on July 1, 2005. The Company is currently assessing the financial statement impact of adopting SFAS No. 123R.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a "Transfer" ("SOP 03-3"). SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. Under the provisions of SOP 03-3, any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow is recognized as a valuation allowance and expensed immediately. Under SOP 03-3, valuation allowances cannot be created or "carried over" in the initial accounting for impaired loans acquired. SOP 03-3 is effective for impaired loans acquired in fiscal years beginning after December 15, 2004. The company does not expect adoption to have material impact on the consolidated financial statement.

Note 2.  Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves. The subsidiary banks' reserve requirements totaled approximately  $7,562,000  and  $14,375,000  at  December  31,  2004  and  2003,
respectively.


Note 3.  Debt and Equity Securities

The amortized cost of securities available for sale and their approximate fair values at December 31, 2004 and 2003, are summarized below:


                                                    Gross          Gross
                                     Amortized    Unrealized    Unrealized       Estimated
                                       Cost         Gains         (Losses)      Fair Value
                                ------------------------------------------------------------
2004:
 U.S. treasury                     $     495,040  $    35,859   $        -     $    530,899
 U.S. government agencies            138,024,045      627,981    (1,017,948)    137,634,078
 State and political subdivisions    112,004,478    2,391,038      (577,902)    113,817,614
 Corporate bonds                      75,510,784    2,471,332      (408,929)     77,573,187
 Equity securities                    25,571,604    8,332,080             -      33,903,684
                                   --------------------------------------------------------
                                   $ 351,605,951  $13,858,290   $(2,004,779)   $363,459,462
                                   ========================================================


                                                    Gross             Gross
                                     Amortized    Unrealized        Unrealized   Estimated
                                       Cost         Gains           (Losses)    Fair Value
                                   --------------------------------------------------------
2003:

 U.S. treasury                     $   2,158,571  $     70,341  $        -     $  2,228,912
 U.S. government agencies            117,321,783     1,728,234     (412,733)    118,637,284
 State and political subdivisions    103,411,430     3,087,981     (536,295)    105,963,116
 Corporate bonds                      59,991,655     3,639,909      (45,868)     63,585,696
 Equity securities                    26,080,188     6,796,873     (176,155)     32,700,906
                                   --------------------------------------------------------
                                   $ 308,963,627   $15,323,338  $(1,171,051)   $323,115,914
                                   ========================================================

The amortized cost and estimated fair value of debt securities available-for-sale as of December 31, 2004, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Amortized          Estimated
                                              Cost             Fair Value
                                          --------------------------------

Due in one year or less                   $ 20,357,537        $ 20,448,845
Due after one year through five years      193,586,146         194,749,053
Due after five years through ten years      77,349,858          79,647,967
Due after ten years                         34,740,806          34,709,913
                                          --------------------------------
                                           326,034,347         329,555,778
Equity securities                           25,571,604          33,903,684
                                          --------------------------------
                                          $351,605,951        $363,459,462
                                          ================================


At December 31, 2004 and 2003, securities with a carrying value of approximately $173,765,000 and $49,758,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Gross realized gains and gross realized losses on sales of available-for-sale securities were $443,974 and $119,944 respectively, in 2004, $1,395,320 and none, respectively, in 2003, $1,087,290 and $197,367, respectively, in 2002.

The components of other comprehensive income (loss) - net unrealized gains (losses) on securities available-for-sale for the years ended December 31, 2004, 2003, and 2002, were as follows:

                                                    2004               2003               2002
                                                  -------------------------------------------------
Unrealized holding gains (losses) arising
  during the period                               $(1,974,746)       $ 3,136,832        $ 6,002,497
Reclassification adjustment for net gains
  realized in net income                             (324,030)        (1,395,320)          (889,923)
                                                  -------------------------------------------------
   Net unrealized gains (losses)
     before tax effect                             (2,298,776)         1,741,512          5,112,574
Tax effect                                            850,547           (644,359)        (1,890,400)
                                                  -------------------------------------------------
   Other comprehensive income
     Net unrealized gains (losses)
     on securities                                $(1,448,229)       $ 1,097,153        $ 3,222,174
                                                  =================================================

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2004 and 2003 are summarized as follows:

                                         Less than 12 Months           12 Months or More                   Total
                                      -----------------------------------------------------------------------------------
                                        Fair        Unrealized       Fair       Unrealized        Fair        Unrealized
                                        Value         Losses         Value        Losses          Value         Losses
                                      ----------------------------------------------------------------------------------
2004:
Securities available for sale:
  U.S. government agencies            $ 81,532,939   $ (775,150)    $ 9,849,426  $ (242,798)    $ 91,382,365  $ (1,017,948)
  State and political subsidivisions    24,844,595     (296,117)     10,701,463    (281,785)      35,546,058      (577,902)
  Corporate obligations                 36,136,660     (408,929)              -           -       36,136,660      (408,929)
  Equity securities                              -            -               -           -                -             -
                                      ------------------------------------------------------------------------------------
                                      $142,514,194  $(1,480,196)    $20,550,889  $ (524,583)    $163,065,083  $ (2,004,779)
                                      ====================================================================================


                                       Less than 12 Months           12 Months or More                   Total
                                      ----------------------------- --------------------------- --------------------------
                                          Fair        Unrealized        Fair      Unrealized        Fair        Unrealized
                                          Value         Losses         Value        Losses          Value         Losses
                                      ------------------------------------------------------------------------------------
2003:

  U.S. government agencies            $ 31,608,073  $  (412,733)    $         -  $        -     $ 31,608,073  $   (412,733)
  State and political subsidivisions    22,823,408     (507,233)        628,846     (29,062)      23,452,254      (536,295)
  Corporate obligations                 15,160,687      (45,868)              -           -       15,160,687       (45,868)
  Equity securities                              -            -       3,242,200    (176,155)       3,242,200      (176,155)

                                      ------------------------------------------------------------------------------------
                                      $ 69,592,168  $  (965,834)    $ 3,871,046  $ (205,217)    $ 73,463,214  $ (1,171,051)
                                      ====================================================================================

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates or general market conditions, as such, are considered to be temporary, by the Company.

Note 4.  Loans Receivable

The composition of loans receivable at December 31, 2004 and 2003 is as follows:

                                                2004                  2003
                                            ----------------------------------

Commercial and agricultural                 $ 87,901,970          $ 66,369,814
Real estate                                  306,272,605           272,790,845
Consumer                                      14,244,501            13,208,113
Other                                         10,339,393            10,034,281
                                           -----------------------------------
                                             418,758,469           362,403,053
Less:
  Allowance for loan losses                   (6,475,530)           (6,050,989)
  Deferred loan fees                            (644,374)             (818,945)
                                           -----------------------------------
                                           $ 411,638,565         $ 355,533,119
                                           ===================================

Changes in the allowance for loan losses for the year ended December 31, 2004, 2003 and 2002 are as follows:

                                       2004           2003              2002
                                   ---------------------------------------------

Balance, beginning                 $ 6,050,989    $ 5,757,694       $ 5,445,671
 Provision for loan losses             479,355        645,447           688,431
 Recoveries of loans charged-off       174,703        111,926            53,805
 Loans charged-off                    (229,517)      (464,078)         (430,213)
                                   ---------------------------------------------
Balance, ending                    $ 6,475,530    $ 6,050,989       $ 5,757,694
                                   =============================================

Loans are made in the normal course of business to directors and executive officers of the Company and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectibility.

Loan transactions with related parties were as follows for the years ended December 31, 2004 and 2003:

                                             2004                 2003
                                        ----------------------------------

Balance, beginning of year              $ 10,991,284           $ 7,791,668
  New loans                               17,173,833            19,425,895
  Repayments                             (13,297,861)          (16,650,452)
  Change in status                        13,788,737               424,173
                                        ----------------------------------
Balance, end of year                    $ 28,655,993          $ 10,991,284
                                        ==================================

At December 31, 2004 and 2003, the Company had impaired loans of approximately $1,977,000 and $2,187,075, respectively. The allowance for loan losses related to these impaired loans was approximately $158,000 and $134,000 at December 31, 2004 and 2003, respectively. The average balances of impaired loans for the years ended December 31, 2004 and 2003 were $2,373,465 and $2,050,154, respectively. For the years ended December 31, 2004, 2003, and 2002 interest income which would have been recorded under the original terms of such loans was approximately $239,000, $179,000, and $160,000 respectively, with $211,000,
$177,000 and $17,000, respectively, recorded. Loans greater than 90 days past due and still accruing interest were approximately $80,000 and $431,000 at December 31, 2004 and 2003, respectively.

The amount the Company will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrowers' ability to repay the loans. As of December 31, 2004, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Note 5.  Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2004 and 2003, are as follows:

                                              2004                 2003
                                          --------------------------------

Land                                      $ 1,284,771          $ 1,284,771
Buildings and improvements                  9,889,939            9,120,088
Furniture and equipment                     6,041,317            5,721,259
                                          --------------------------------
                                           17,216,027           16,126,118

Less accumulated depreciation               8,425,391            7,748,311
                                          --------------------------------
                                          $ 8,790,636          $ 8,377,807
                                          ================================

Note 6.  Deposits

At December 31, 2004, the maturities of time deposits are as follows:

Years ended December 31,
2005                                              $ 136,616,566
2006                                                 45,485,074
2007                                                 40,585,356
2008                                                 10,609,685
2009                                                  6,392,181
Thereafter                                              148,998
                                                  -------------
                                                  $ 239,837,860
                                                  =============

Interest expense on deposits is summarized as follows:

                                       2004           2003         2002
                                    --------------------------------------

NOW accounts                        $ 1,237,381  $    909,137  $ 1,155,459
Savings and money market              1,972,211     1,849,238    2,237,034
Time, $100,000 and over               1,758,187     1,807,047    1,897,855
Other time                            4,974,471     5,479,756    6,106,777
                                    --------------------------------------
                                    $ 9,942,250  $ 10,045,178  $11,397,125
                                    ======================================

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

The Company has a qualified 401(k) profit-sharing plan. The Company matches employee contributions up to a maximum of 2% of qualified compensation and also contributes an amount equal to 5% of the participating employee's compensation. In addition, contributions can be made on a discretionary basis by the combined Company on behalf of the employees. For the years ended December 31, 2004, 2003 and 2002, Company contributions to the merged plans were approximately $676,000, $659,000, and $607,000, respectively. The plan covered substantially all employees.

Note 8.  Income Taxes

The components of income tax expense for the year ended December 31, 2004, 2003 and 2002 are as follows:

                             2004           2003           2002
                       ------------------------------------------

Federal:
  Current                 $3,493,176     $3,752,585     $3,819,350
  Deferred                   (48,519)      (266,898)      (184,965)
                          ----------------------------------------
                           3,444,657      3,485,687      3,634,385
                          ----------------------------------------
State:
  Current                    815,664        852,953        819,039
  Deferred                    (4,929)       (17,853)       (15,048)
                          ----------------------------------------
                             810,735        835,100        803,991
                          ----------------------------------------

Income tax expense        $4,255,392     $4,320,787     $4,438,376
                          ========================================

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes is a result of the following for the years ended December 31, 2004, 2003 and 2002:

                                             2004         2003          2002
                                         ---------------------------------------

Income taxes at 35% federal tax rate     $ 5,825,727  $ 5,580,915    $5,364,695
Increase (decrease) resulting from:
  Tax-exempt interest and dividends       (1,870,264)  (1,577,116)   (1,356,187)
  State taxes, net of federal tax
    benefit                                  522,929      548,897       534,831
  Other                                     (223,000)    (231,909)     (104,963)
                                         ---------------------------------------
        Total income tax expense         $ 4,255,392  $ 4,320,787    $4,438,376
                                         =======================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2004 and 2003, are as follows:

                                                    2004              2003
                                                ------------------------------
Deferred tax assets:
  Allowance for loan losses                     $  1,901,776      $  1,741,344
  ther items                                         333,792           297,041
                                                ------------------------------
                                                   2,235,568         2,038,385
                                                ------------------------------
Deferred tax liabilities:
  Net unrealized gains on securities
    available for sale                            (4,385,799)       (5,236,346)
  Other                                             (184,439)          (40,704)
                                                ------------------------------
                                                  (4,570,238)       (5,277,050)
                                                -------------------------------
Net deferred tax assets (liabilities)           $ (2,334,670)     $ (3,238,665)
                                                ===============================

At December 31, 2004 and 2003, income taxes currently payable of approximately $182,000 and $390,000, respectively, are included in accrued interest and other liabilities.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company's commitments at December 31, 2004 and 2003 is as follows:

                                                2004                2003
                                            --------------------------------

Commitments to extend credit                $ 65,894,000        $ 71,100,000
Standby letters of credit                      2,717,000           1,741,000
                                            --------------------------------
                                            $ 68,611,000        $ 72,841,000
                                            ================================

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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies and is required in instances which the Banks deem necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitments were funded, the Banks would be entitled to seek recovery from the customer. At December 31, 2004 and 2003, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the federal banking regulators categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management believes there are no conditions or events since that notification that have changed the institution's category. The Company's and each of the subsidiary bank's actual capital amounts and ratios as of December 31, 2004 and 2003 are also presented in the table.

                                                                                           To Be Well
                                                                                        Capitalized Under
                                                                For Capital             Prompt Corrective
                                         Actual               Adequacy Purposes         Action Provisions
                                --------------------------------------------------------------------------
                                 Amount        Ratio       Amount        Ratio        Amount        Ratio
----------------------------------------------------------------------------------------------------------
As of December 31, 2004:
  Total capital (to risk
   - weighted assets):
   Consolidated                $ 109,931        18.6%     $ 47,274         8.0%
   Boone Bank & Trust             13,047        15.0         6,966         8.0        $ 8,707        10.0%
   First National Bank            42,473        14.6        23,196         8.0         28,995        10.0
   Randall-Story State Bank        8,262        15.7         4,220         8.0          5,275        10.0
   State Bank & Trust             12,114        15.2         6,370         8.0          7,962        10.0
   United Bank & Trust             7,700        12.6         4,897         8.0          6,122        10.0

 Tier 1 capital ( to risk
   - weighted assets):
   Consolidated                $ 103,456        17.5%     $ 23,637         4.0%
   Boone Bank & Trust             12,092        13.9         3,483         4.0        $ 5,224         6.0%
   First National Bank            39,119        13.5        11,598         4.0         17,397         6.0
   Randall-Story State Bank        7,602        14.4         2,110         4.0          3,165         6.0
   State Bank & Trust             11,227        14.1         3,185         4.0          4,777         6.0
   United Bank & Trust             7,065        11.5         2,449         4.0          3,673         6.0

  Tier 1 capital( to average
    - weighted assets):
    Consolidated               $ 103,456        12.3%     $ 33,654         4.0%
    Boone Bank & Trust            12,092        10.6         4,580         4.0        $ 5,726         5.0%
    First National Bank           39,119         9.3        16,911         4.0         21,139         5.0
    Randall-Story State Bank       7,602        10.5         2,892         4.0          3,614         5.0
    State Bank & Trust            11,227         9.4         4,794         4.0          5,992         5.0
    United Bank & Trust            7,065         8.2         3,458         4.0          4,322         5.0

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                   For Capital            Prompt Corrective
                                              Actual            Adequacy Purposes         Action Provisions
                                     --------------------------------------------------------------------------
                                       Amount        Ratio        Amount       Ratio        Amount       Ratio
As of December 31, 2003:
  Total capital (to risk-
    weighted assets):
    Consolidated                     $ 104,460        20.3%      $ 41,261        8.0%
    Boone Bank & Trust                  12,284        14.9          6,613        8.0      $   8,267       10.0%
    First National Bank                 40,460        16.0         20,264        8.0         25,330       10.0
    Randall-Story State Bank             7,902        15.5          4,069        8.0          5,087       10.0
    State Bank & Trust                  11,509        18.2          5,048        8.0          6,310       10.0
    United Bank & Trust                  5,491        12.0          3,653        8.0          4,566       10.0

  Tier 1 capital ( to risk-
    weighted assets):
   Consolidated                       $ 98,409        19.1%      $ 20,630        4.0%
  Boone Bank & Trust                    11,333        13.7          3,307        4.0      $   4,960        6.0%
  First National Bank                   37,354        14.7         10,132        4.0         15,198        6.0
  Randall-Story State Bank               7,266        14.3          2,035        4.0          3,052        6.0
  State Bank & Trust                    10,719        17.0          2,524        4.0          3,786        6.0
  United Bank & Trust                    5,011        11.0          1,826        4.0          2,740        6.0

Tier 1 capital ( to average-
  weighted assets):
  Consolidated                        $ 98,409        13.0%      $ 30,330        4.0%
  Boone Bank & Trust                    11,333        10.2          4,442        4.0      $   5,553        5.0%
  First National Bank                   37,354         9.8         15,179        4.0         18,974        5.0
  Randall-Story State Bank               7,266        10.2          2,840        4.0          3,551        5.0
  State Bank & Trust                    10,719         9.9          4,343        4.0          5,429        5.0
  United Bank & Trust                    5,011         7.3          2,741        4.0          3,426        5.0


Note 11. Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments (as described in Note 1) as of December 31, 2004 and 2003 were as follows:

                                                  2004                            2003
-----------------------------------------------------------------------------------------------
                                       Carrying          Fair           Carrying        Fair
                                        Amount           Value           Amount         Value
-----------------------------------------------------------------------------------------------
Financial assets:
  Cash and due from banks           $  18,759,086   $  18,759,086   $  31,982,144  $  31,982,144
  Federal funds sold                   19,865,000      19,865,000      20,380,000     20,380,000
  Interest-bearing deposits             9,575,174       9,575,174       6,363,538      6,363,538
  Securities available-for-sale       363,459,462     363,459,462     323,115,914    323,115,914
  Loans, net                          411,638,565     413,071,863     355,533,119    358,891,066
  Loans held for sale                     234,469         234,469         859,139        859,139
Accrued income receivable               6,262,424       6,262,424       5,842,247      5,842,247
Financial liabilities:
  Deposits                          $ 658,175,839   $ 659,865,147   $ 619,548,527  $ 623,208,058
  Other borrowings                     64,072,475      64,072,475      18,198,403     18,198,403
  Accrued interest                      1,302,021       1,302,021       1,361,819      1,361,819

Note 12. Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company's balance sheets at December 31, 2004 and 2003, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2004, is as follows:

                                 BALANCE SHEETS
                           December 31, 2004 and 2003


                                                     2004              2003
--------------------------------------------------------------------------------
ASSETS

Cash and due from banks                          $      6,983      $      1,213
Interest-bearing deposits in banks                  2,718,126         1,588,995
Securities available-for-sale                      32,177,363        33,654,060
Investment in bank subsidiaries                    79,151,605        76,105,383
Loans receivable, net                               1,077,000                 -
Premises and equipment, net                           439,059           475,551
Accrued income receivable                             160,537           151,335
Other assets                                          142,938             7,198
                                                 -------------------------------
          Total assets                           $115,873,611      $111,983,735
                                                 ===============================

LIABILITIES

  Dividends payable                              $  1,537,162      $  1,441,204
  Deferred income taxes                             3,074,468         2,528,955
  Accrued expenses and other liabilities              338,041           688,581
                                                 ------------------------------
          Total liabilities                         4,949,671         4,658,740
                                                 -------------------------------

STOCKHOLDERS' EQUITY

  Common stock                                     15,766,150        15,766,150
  Additional paid-in capital                       25,378,746        25,351,979
  Retained earnings                                63,200,352        58,400,660
  Treasury stock, at cost                            (889,020)       (1,109,735)
  Accumulated other comprehensive income            7,467,712         8,915,941
                                                 -------------------------------
          Total equity                            110,923,940       107,324,995
                                                 -------------------------------
          Total liabilities and
            stockholders' equity                 $115,873,611      $111,983,735
                                                 ===============================

                     STATEMENTS OF INCOME
         Years Ended December 31, 2004, 2003 and 2002


                                            2004          2003          2002
--------------------------------------------------------------------------------
Operating income:
  Equity in net income of bank
    subsidiaries                         $11,857,298   $10,440,180   $10,108,107
  Interest                                   473,375       542,640       745,488
  Dividends                                1,063,203       962,049       979,071
  Rents                                       70,425       140,147       150,894
  Securities gains, net                      308,273     1,207,735       881,938
                                          --------------------------------------
                                          13,772,574    13,292,751    12,865,498

Provision for loan losses                     16,000       (16,000)           -
                                          --------------------------------------
        Operating income after
          provision for
          loan losses                     13,756,574    13,308,751    12,865,498

Operating expenses:                        1,517,028     1,379,066     1,320,360
                                          --------------------------------------

        Income before income taxes        12,239,546    11,929,685    11,545,138

Income tax expense (benefit)                (150,000)      305,000       205,000
                                         ---------------------------------------
        Net income                       $12,389,546   $11,624,685   $11,340,138
                                         =======================================

                        STATEMENTS OF CASH FLOWS
              Years Ended December 31, 2004, 2003 and 2002

                                                                     2004                2003                2002
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $ 12,389,546        $ 11,624,685         $11,340,138
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                      66,473              77,132              80,620
    Provision for loan losses                                         16,000             (16,000)                 -
    Amortization and accretion, net                                   (6,004)             (8,014)            (16,060)
    Provision for deferred taxes                                           -             (36,385)            (56,023)
    Securities gains, net                                           (308,273)         (1,207,735)           (881,938)
    Equity in net income of bank subsidiaries                    (11,857,299)        (10,440,180)        (10,108,107)
    Dividends received from bank subsidiaries                      8,384,000           7,868,000           5,978,000
    (Increase) decrease in accrued income receivable                  (9,202)             61,798           1,446,277
    (Increase) decrease in other assets                             (135,740)            148,587            (130,281)
    Increase (decrease) in accrued expense payable
      and other liabilities                                         (350,540)            336,997             246,165
                                                                ----------------------------------------------------
        Net cash provided by operating activities               $  8,188,961        $  8,408,885         $ 7,898,791
                                                                ----------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available-for-sale                     $ (1,454,604)       $ (7,292,720)        $(7,334,938)
  Proceeds from sale of securities available-for-sale              4,200,716           4,067,605           8,611,304
  Proceeds from maturities and calls of securities                   519,223
    available-for-sale                                                    -            2,170,435           2,196,163
  (Increase) decrease in interest bearing deposits
    in banks                                                      (1,129,131)           (192,339)            769,809
  (Increase) decrease in loans                                    (1,093,000)            722,968            (448,741)
  Purchase of bank premises and equipment                            (29,981)            (34,976)            (95,226)
  Investment in bank subsidiaries                                 (1,950,000)         (1,000,000)         (5,000,000)
                                                                ----------------------------------------------------
        Net cash (used in) investing activities                 $   (936,777)       $ (1,559,027)        $(1,301,629)
                                                                ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                  (7,493,896)         (7,077,117)         (6,755,449)
  Proceeds from issuance of treasury stock                           247,482             221,870             158,151
                                                                ----------------------------------------------------
        Net cash (used in) financing activities                 $ (7,246,414)       $ (6,855,247)        $(6,597,298)
                                                                ----------------------------------------------------

        Net increase (decrease) in cash and
          cash equivalents                                      $      5,770        $     (5,389)        $      (136)

CASH AND DUE FROM BANKS
  Beginning                                                            1,213               6,602               6,738
                                                                ----------------------------------------------------
  Ending                                                             $ 6,983        $      1,213         $     6,602
                                                                ====================================================

Note 13.  Selected Quarterly Financial Data (Unaudited)

                                                                              2004
                                                 -------------------------------------------------------------------
                                                   March 31         June 30           September 30      December 31
--------------------------------------------------------------------------------------------------------------------
Total interest income                            $ 8,914,804     $ 9,109,031          $ 9,323,847      $ 10,005,977
Total interest expense                             2,391,174       2,451,952            2,662,249         3,057,952
Net interest income                                6,523,630       6,657,079            6,661,598         6,948,025
Provision for loan losses                             58,355         210,353              (63,820)          274,467
Net income                                         2,964,542       2,862,039            3,372,387         3,190,578
Basic and diluted earnings per common share             0.95            0.91                 1.08              1.01

                                                                              2003
                                                 -------------------------------------------------------------------
                                                   March 31         June 30           September 30      December 31
--------------------------------------------------------------------------------------------------------------------
Total interest income                            $ 8,714,233     $ 8,876,124          $ 8,818,046       $ 8,905,337
Total interest expense                             2,690,209       2,723,323            2,467,155         2,458,095
Net interest income                                6,024,024       6,152,801            6,350,891         6,447,242
Provision for loan losses                            119,745         305,995               87,000           132,707
Net income                                         2,870,325       2,649,229            3,240,642         2,864,489
Basic and diluted earnings per common share             0.92            0.85                 1.03              0.91

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's independent accountants during the two most recently ended fiscal years of the Company.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15 (e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Management's annual report on internal control over financial reporting is contained in Item 8 of this Report.

     The attestation report of the Company's registered public accounting firm on management's assessment of the Company's internal control over financial reporting is contained in Item 8 of this Report.

     There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     Refer to the information under the caption "Information Concerning Nominees for Election as Directors" and "Information Concerning Directors Other Than Nominees" contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 27, 2005, as filed with the SEC on March 16, 2005 (the "Proxy Statement"), which information is incorporated herein by this reference.

Executive Officers

     The information required by Item 10 regarding the executive officers appears in Item 1 of Part I of this Report under the heading "Executive Officers of the Company and Banks".

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

Code of Ethics

The Company has adopted an Ethics and Confidentiality Policy that applies to all directors, officers and employees of the Company. A copy of this policy is posted on the Company's website at www.amesnational.com. In the event that the Company makes any amendments to, or grants any waivers of, a provision of the Ethics and Confidentiality Policy that requires disclosure under applicable SEC rules, the Company intends to disclose such amendments or waiver and the reasons therefore on its website.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Refer to the information under the caption "Relationship with Independent Public Accountants" in the Proxy Statement, which information is incorporated herein by this reference.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of Financial Statements and Schedules.

       1.  Financial Statements

           Reports of McGladrey & Pullen, LLP,  Independent Registered Public
             Accounting Firm
           Consolidated Balance Sheets, December 31, 2004 and 2003 Consolidated Statements of Income for the Years ended
              December 31, 2004, 2003 and 2002
           Consolidated Statements of Stockholders' Equity for
              the Years Ended December 31, 2004, 2003 and 2002
           Consolidated Statements of Cash Flows for the Years ended
              December 31, 2004, 2003 and 2002
           Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules

           All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.


 (b)   List of Exhibits.

           3.1 - Restated Articles of Incorporation of the Company (incorporated by reference to Registration Statement on Form 10 filed on April 30,
           2002).

           3.2 - Bylaws of the Company (incorporated by reference to the Annual Report on Form 10K filed on March 12, 2004).

           10  -  Management   Incentive   Compensation  Plan  (incorporated  by
           reference to) Annual Report on Form 10K filed on March 25, 2003).*

           21   - Subsidiaries of the Registrant.

           23.1 - Consent of Independent Registered Public Accounting Firm.

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

         * Indicates a management compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMES NATIONAL CORPORATION


         March 15, 2005         By: /s/ Daniel L. Krieger
                                    --------------------------------------------
                                    Daniel L. Krieger, Chairman and President
                                    (Principal Executive Officer)


         March 15, 2005         By: /s/ John P. Nelson
                                    --------------------------------------------
                                    John P. Nelson, Vice President
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 15, 2005.


                                         By: /s/ Betty A. Baudler Horras
                                             ---------------------------------
                                             Betty A. Baudler Horras, Director


                                         By: /s/Douglas C. Gustafson
                                             ---------------------------------
                                             Douglas C. Gustafson, Director


                                         By: /s/ Charles D. Jons
                                             --------------------------------
                                             Charles D. Jons, Director


                                         By: /s/ Warren R. Madden
                                             ----------------------------------
                                             Warren R. Madden, Director


                                         By: /s/ Fred C. Samuelson
                                             ----------------------------------
                                             Fred C. Samuelson, Director


                                         By: /s/ Marvin J. Walter
                                             ----------------------------------
                                             Marvin J. Walter, Director

EXHIBIT INDEX
The following exhibits are filed herewith:

Exhibit No.                       Description
----------  --------------------------------------------------------------------
      3.1 - Restated Articles of Incorporation of the Company (incorporated by reference to Registration Statement on Form 10 filed on April 30, 2002).

      3.2 - Bylaws of the Company (incorporated by reference to the Annual Report on Form 10K filed on March 12, 2004).

       10  - Management   Incentive   Compensation  Plan  (incorporated  by
             reference to) Annual Report on Form 10K filed on March 25, 2003).*

       21  - Subsidiaries

     23.1  - Consent of Independent Registered Public Accounting Firm.

     31.1  - Certification  of  Principal  Executive  Officer  pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

     31.2  - Certification  of  Principal  Financial  Officer  pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 - Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 - Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.