Form 10-Q
period 2005-03-31
AMES NATIONAL CORP
filed 2005-05-03
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-32637

                            AMES NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           IOWA                                                42-1039071
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I. R. S. Employer
Incorporation or Organization)                           Identification Number)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __X__ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $5.00 PAR VALUE                            3,137,066
-----------------------------                -----------------------------------
          (Class)                            (Shares Outstanding at May 2, 2005)

                            AMES NATIONAL CORPORATION

                                      INDEX


                                                                            Page

PART I.  FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets at March 31, 2005
               and December 31, 2004                                         3

               Consolidated Statements of
               Income for the three months ended
               March 31, 2005 and 2004                                       4

               Consolidated Statements of Cash Flows for the
               three months ended March 31, 2005 and 2004                    5

               Notes to Consolidated Financial Statements                    6

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations              6

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                            19

     Item 4.   Controls and Procedures                                      19



PART II. OTHER INFORMATION

     Items 1 through 6                                                      20

     Signatures                                                             21

                AMES NATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                             March 31,     December 31,
ASSETS                                                         2005            2004
---------------------------------------------------------------------------------------
Cash and due from banks                                    $ 24,733,223    $ 18,759,086
Federal funds sold                                           31,070,000      19,865,000
Interest bearing deposits in financial institutions           7,340,508       9,575,174
Securities available-for-sale                               356,561,743     363,459,462
Loans receivable, net                                       424,922,071     411,638,565
Loans held for sale                                             202,000         234,469
Bank premises and equipment, net                              8,706,945       8,790,636
Accrued income receivable                                     6,471,383       6,262,424
Other assets                                                  3,451,592       1,167,971
                                                           ----------------------------
          Total assets                                     $863,459,465    $839,752,787
                                                           ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits
    Demand, noninterest bearing                            $ 65,577,644    $ 71,666,385
    NOW accounts                                            186,747,294     172,313,429
    Savings and money market                                188,598,917     174,358,165
    Time, $100,000 and over                                  79,171,833      69,063,977
    Other time                                              170,999,798     170,773,883
                                                           ----------------------------
          Total deposits                                    691,095,486     658,175,839

  Federal funds purchased and securities sold
    under agreements to repurchase                           58,652,611      64,072,475
  Dividend payable                                            2,352,800       1,537,162
  Deferred income taxes                                               -       2,334,670
  Accrued expenses and other liabilities                      3,773,689       2,708,701
                                                           ----------------------------
          Total liabilities                                 755,874,586     728,828,847


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $5 par value, authorized 6,000,000 shares;
    issued March 31, 2005 and December 31, 2004 3,153,230
    shares; outstanding 3,137,066 shares                     15,766,150      15,766,150
  Additional paid-in capital                                  5,378,746      25,378,746
  Retained earnings                                          63,861,476      63,200,352
  Treasury stock, at cost, 16,164 shares                       (889,020)       (889,020)
  Accumulated other comprehensive income, net unrealized
    gain on securities available-for-sale                     3,467,527       7,467,712
                                                           ----------------------------
          Total stockholders' equity                        107,584,879     110,923,940
                                                           ----------------------------
          Total liabilities and stockholders' equity       $863,459,465    $839,752,787
                                                           ============================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                    2005        2004
-----------------------------------------------------------------------
Interest and dividend income:
  Loans, including fees                        $ 6,252,751  $ 5,352,668
  Securities:
     Taxable                                     2,230,118    2,076,081
     Tax-exempt                                  1,060,849    1,051,986
  Federal funds sold                                52,567       56,873
  Dividends                                        347,451      377,196
                                               ------------------------
       Total interest income                     9,943,736    8,914,804
                                               ------------------------

Interest expense:
  Deposits                                       2,982,306    2,316,646
  Other borrowed funds                             366,593       74,528
                                               ------------------------
      Total interest expense                     3,348,899    2,391,174
                                               ------------------------

         Net interest income                     6,594,837    6,523,630

Provision for loan losses                           53,725       58,355
                                               ------------------------
         Net interest income after
           provision for loan losses             6,541,112    6,465,275
                                               ------------------------

Noninterest income:
  Trust department income                          332,509      283,871
  Service fees                                     420,156      356,931
  Securities gains, net                            134,938       31,542
  Gain on sales of loans held for sale             113,825      164,188
  Merchant and ATM fees                            145,930      149,080
  Other                                            128,236      155,321
                                               ------------------------
         Total noninterest income                1,275,594    1,140,933
                                               ------------------------

Noninterest expense:
  Salaries and employee benefits                 2,375,948    2,258,919
  Data processing                                  476,713      541,053
  Occupancy expenses                               310,175      267,977
  Other operating expenses                         644,820      584,805
                                               ------------------------
         Total noninterest expense               3,807,656    3,652,754
                                               ------------------------

         Income before income taxes              4,009,050    3,953,454

Provision for income taxes                         995,126      988,912
                                               ------------------------

         Net income                            $ 3,013,924  $ 2,964,542
                                               ========================

Basic and diluted earnings per share           $      0.96  $      0.95
                                               ========================

Dividends declared per share                        $ 0.75       $ 0.46
                                               ========================

Comprehensive income (loss)                    $ (986,261)  $ 4,871,687
                                               ========================

                     AMES NATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Cashflows
                                   (unaudited)

                                                                                       2005               2004
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                     $   3,013,924      $   2,964,542
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                                          53,725             58,355
    Amortization and accretion                                                        157,722            128,672
    Depreciation                                                                      219,430            215,597
    Provision for deferred taxes                                                       13,808            (18,693)
    Securities gains, net                                                            (134,938)           (31,542)
    Change in assets and liabilities:
      Decrease in loans held for sale                                                  32,469            199,139
      (Increase) in accrued income receivable                                        (208,959)          (139,553)
      (Increase) in other assets                                                   (2,282,784)          (181,626)
      Increase in accrued expenses and other liabilities                            1,064,988            536,406
                                                                                  ------------------------------
          Net cash provided by operating activities                                 1,929,385          3,731,297
                                                                                  ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities available-for-sale                                       (25,935,564)       (45,577,674)
  Proceeds from sale of securities available-for-sale                              11,971,370          1,465,948
  Proceeds from maturities and calls of securities available-for-sale              14,489,629         19,992,064
  Net (increase) decrease in interest bearing deposits in financial institutions    2,234,666         (2,225,038)
  Net (increase) in federal funds sold                                            (11,205,000)       (18,310,000)
  Net (increase) in loans                                                         (13,337,231)        (3,931,007)
  Purchase of bank premises and equipment                                            (135,739)          (285,684)
                                                                                  ------------------------------
          Net cash (used in) investing activities                                 (21,917,869)       (48,871,391)
                                                                                  ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits                                                             32,919,647         40,211,580
  Increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                             (5,419,864)           655,834
  Dividends paid                                                                   (1,537,162)        (1,441,204)
                                                                                  ------------------------------
          Net cash provided by financing activities                              $ 25,962,621         39,426,210
                                                                                  ------------------------------

          Net increase (decrease) in cash and cash equivalents                   $  5,974,137         (5,713,884)
CASH AND DUE FROM BANKS
  Beginning                                                                        18,759,086         31,982,144
                                                                                  ------------------------------
  Ending                                                                           24,733,223       $ 26,268,260
                                                                                  ==============================
Cash payments for:
  Interest                                                                          3,358,146          2,482,191
  Income taxes                                                                        122,947       $    130,780

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.     Significant Accounting Policies

       The consolidated financial statements for the three month periods ended March 31, 2005 and 2004 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2.     Dividends

       On February 9, 2005, the Company declared a cash dividend on its common stock, payable on May 16, 2005 to stockholders of record as of May 2, 2005, equal to $0.75 per share.

3.     Earnings Per Share

       Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2005 and 2004 were 3,137,066 and 3,133,053, respectively.

4.     Off-Balance Sheet Arrangements

       The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company's off-balance sheet arrangements have occurred since December 31, 2004.

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

       The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services. The Banks also offer investment services through a third-party broker dealer. The Company employs ten individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 174 full-time equivalent individuals employed by the Banks.

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

       The principal sources of Company revenues and cashflow are: (i) interest and fees earned on loans made by the Banks; (ii) securities gains and dividends on equity investments held by the Company and the Banks; (iii) service charges on deposit accounts maintained at the Banks; (iv) interest on fixed income investments held by the Banks; and (v) fees on trust services provided by those Banks exercising trust powers. The Company's principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Bank's loan and deposit functions; and (iv) occupancy expenses for maintaining the Banks' facilities. The largest component contributing to the Company's net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings). One of management's principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

       The Company earned net income of $3,014,000, or $0.96 per share for the three months ended March 31, 2005, compared to net income of $2,965,000, or $0.95 per share, for the three months ended March 31, 2004, an increase of 2%. Security gains of $135,000 were the largest contributor to the higher level of quarterly earnings as net interest income had only a marginal increase.

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

        o Interest rates have moved above their historic lows; however, additional rapid increases in interest rates may present a challenge to the Company. Such an increase may negatively impact the Company's net interest margin if interest expense increases more quickly than interest income. As a the result of a significant increase in short term interest rates and the competitive nature of the Company's markets this past year, the net interest margin has fallen to 3.69% for the three months ended March 31, 2005 compared to 4.09% for the three months ended March 31, 2004. The Company's earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks' interest rate risk positions.

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

        o A potential challenge to the Company's earnings would be poor performance in the Company's equity portfolio, thereby reducing the historical level of realized security gains. The Company, on an unconsolidated basis, invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks totaling $23 million as of March 31, 2005. The Company focuses on stocks that have historically paid dividends that may lessen the negative effects of a bear market.

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

Selected Indicators for the Company and the Industry


              Quarter Ended                           Year Ended December 31,
              March 31, 2005          2004                     2003                      2002
                             ---------------------------------------------------------------------
                 Company     Company      Industry      Company   Industry      Company   Industry
Return on
assets             1.45%       1.56%       1.29%          1.60%      1.38%        1.78%     1.30%

Return on
equity            10.90%      11.47%      13.28%         11.16%     15.04%       11.54%    14.14%

Net interest
margin             3.69%       3.97%       3.53%          4.02%      3.73%        4.51%     3.96%

Efficiency
ratio             48.38%      46.59%      58.03%         47.18%     56.59%       44.64%    56.00%

Capital ratio     12.91%      13.62%       8.12%         14.33%      7.88%       15.46%     7.87%


Key performances indicators include:

  o  Return on Assets

     This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.45% and 1.56%, respectively, for the three month periods ending March 31, 2005 and 2004. Although the Company's return on assets ratio compares favorably to that of the industry, this ratio declined in 2005 as assets grew more quickly than income.

  o  Return on Equity

     This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders' equity investment in the Company. The Company's annualized return on equity ratio is below that of the industry primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on average equity was 10.90% and 10.91%, respectively for the three month periods ending March 31, 2005 and 2004.

  o  Net Interest Margin

     The net interest margin for the three months ended March 31, 2005 was 3.69% compared to 4.09% for the three months ended March 31, 2004. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The Company's net interest margin declined 40 basis points when compared to March 31, 2004 but still compares favorably to the industry. Management expects the rising interest rate environment and the competitive nature of the Company's market environment to put downward pressure on the Company's margin for the remainder of 2005.

  o  Efficiency Ratio

     This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company's ability to manage noninterest expenses. The Company's efficiency ratio compares favorably to the industry's average and was 48.38% and 48.02% for the three months ended March 31, 2005 and 2004, respectively.

  o  Capital Ratio

     The average capital ratio is calculated by dividing total equity capital by average total assets. It measures the level of average assets that are funded by shareholders' equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company's capital ratio is significantly higher than the industry average. The capital ratio declined from December 31, 2004 as the result of higher interest rates causing the capital related to net unrealized gains in the Company and Banks' investment portfolios to decline.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2004:

Strong loan growth and wider net interest margins did not offset the negative effects of merger expenses at large banks and lower gains on sales of securities and other assets in the fourth quarter. Insured commercial banks and savings institutions reported $31.8 billion in net income for the quarter, a decline of $668 million (2.1%) from the record earnings registered in the third quarter. Nevertheless, the industry's earnings were the third-highest ever reported, and represented a $787-million (2.5%) improvement over the fourth quarter of 2003. Also, the industry's net operating (core) income, which does not include gains on securities sales, set a new quarterly record of $30.9 billion. The average return on assets (ROA) was 1.28% in the fourth quarter, marking the first time in two years that the industry's quarterly ROA has been below 1.30%. Fewer than half of all insured banks and thrifts (48.4%) had an ROA of 1% or higher in the fourth quarter, but this was an improvement over the fourth quarter of 2003, when only 44.8% achieved this benchmark level of profitability. Almost two out of every three institutions (62.1%) had higher net income than in the fourth quarter of 2003.

Income Statement Review

     The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended March 31, 2005 and 2004:

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


                                                                AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                                     Three Months Ended March 31,
                                                             2005                                 2004
                                              ---------------------------------     --------------------------------
ASSETS                                         Average     Revenue/     Yield/       Average     Revenue/     Yield/
(dollars in thousands)                         balance     expense       rate        balance     expense       rate
                                              ---------------------------------     ---------------------------------

         Interest-earning assets
Loans
Commercial                                     $ 63,604    $   918     5.77%        $ 40,780      $  531      5.21%
Agricultural                                     28,672        485     6.77%          26,705         431      6.46%
Real estate                                     307,232      4,507     5.87%         271,841       4,048      5.96%
Installment and other                            25,398        343     5.40%          22,851         343      6.00%
                                              ------------------------------        -------------------------------
Total loans (including fees)                   $424,906    $ 6,253     5.89%        $362,177      $5,353      5.91%

Investment securities
Taxable                                        $225,750    $ 2,289     4.06%        $195,356      $2,164      4.43%
Tax-exempt                                      127,949      2,007     6.27%         120,834       2,024      6.70%
                                              ------------------------------        -------------------------------
Total investment securities                    $353,699    $ 4,296     4.86%        $316,190      $4,189      5.30%

Interest bearing deposits with banks           $  4,749        $44     3.71%        $  7,252         $24      1.32%
Federal funds sold                                8,719         53     2.43%          21,388          57      1.07%
                                              ------------------------------        -------------------------------
Total interest-earning assets                  $792,073    $10,646     5.38%        $707,007      $9,623      5.44%

Non-interest-earning assets                      41,042                              51,465
                                               --------                             --------

TOTAL ASSETS                                   $833,115                             $758,472
                                               ========                             ========

1 Average loan balances include nonaccrual loans, if any.  Interest income on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.



                                                                AVERAGE BALANCE SHEETS AND INTEREST RATES
                                                                      Three Months Ended March 31,

                                                               2005                                  2004
                                                 ------------------------------ ----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY              Average     Revenue/     Yield/       Average     Revenue/       Yield/
(dollars in thousands)                            balance     expense      rate         balance     expense        rate
                                                 ------------------------------ ----------------------------------------

              Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets          $335,822      $1,202      1.43%       $311,503      $  615       0.79%
Time deposits < $100,000                           170,985       1,239      2.90%        175,513       1,277       2.91%
Time deposits > $100,000                            74,115         541      2.92%         69,366         424       2.45%
                                                  ----------------------------- ----------------------------------------
Total deposits                                    $580,922      $2,982      2.05%       $556,382      $2,316       1.67%
Other borrowed funds                                69,149         367      2.12%         20,857          75       1.44%
                                                  ----------------------------- ----------------------------------------
Total Interest-bearing                            $650,071      $3,349      2.06%       $577,239      $2,391       1.66%
liabilities                                                     ------                                ------

        Non-interest-bearing liabilities
Demand deposits                                   $ 64,929                              $ 64,154
Other liabilities                                    7,550                                 8,380
                                                  --------                              --------

Stockholders' equity                              $110,565                              $108,699
                                                  --------                              --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $833,115                              $758,472
                                                  ========                              ========

Net interest: income  / margin                                  $7,297      3.69%                     $7,232      4.09%
                                                                                                     =======
Spread Analysis
Interest income/average assets                    $ 10,646       5.11%                                $9,623      5.07%
Interest expense/average assets                      3,349       1.61%                                 2,391      1.26%
Net interest income/average assets                   7,297       3.50%                                 7,232      3.81%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Net Interest Income

     For the three months ended March 31, 2005 and 2004, the Company's net interest margin adjusted for tax exempt income was 3.69% and 4.09%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2005 and March 31, 2004 totaled $6,595,000 and $6,524,000, respectively.

     For the quarter ended March 31, 2005, net interest income increased $71,000 or 1.2% when compared to the same period in 2004. Interest income increased $1,029,000 or 11.5% over that same time frame. The increase in interest income was attributable to higher volume of loans and investments and a lower volume of federal funds sold.

     Interest expense increased $958,000 or 40.1% for the quarter ended March 31, 2005 when compared to the same period in 2004. The higher interest expense for the quarter is attributable to a higher volume and rate on total deposits and other borrowed funds as market interest rates increased during the quarter. Average deposit interest rates were up significantly for all deposit categories with the exception of certificates of deposits under $100,000.

Provision for Loan Losses

     The Company's provision for loan losses for the three months ended March 31, 2005 was $54,000 compared to $58,000 during the same period last year.

Non-interest Income and Expense

     Non-interest income increased $135,000, or 11.8% during the quarter ended March 31, 2005 compared to the same period in 2004. The increase can be attributed in part to a $135,000 of realized gains on the sale of securities in the Company's equity portfolio in the first quarter of 2005 compared to $32,000 in the first quarter of 2004. Higher trust and service fees offset lower gains on the sale of secondary market residential mortgage loans. Overdraft protection programs introduced in 2004 have increased the Company's service fee income and a slow down in refinancing activities has resulted in lower revenue on the sale of secondary market residential mortgage loans.

     Non-interest expense increased $155,000 or 4.2% for the first quarter of 2005 compared to the same period in 2004. The increase in other expenses related to higher auditing costs and employee salary and benefits. The higher auditing costs were associated with complying with Sarbanes-Oxley Act of 2002.

Income Taxes

     The provision for income taxes for March 31, 2005 and March 31, 2004 was $995,000 and $989,000, respectively. This amount represents an effective tax rate of 24.8% for the three months ended March 31, 2005 versus 25.0% for the same quarter in 2004. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

     As of March  31,  2005,  total  assets  were  $863,459,000,  a  $23,707,000 increase compared to December 31, 2004. Asset growth was funded by an increase in deposits primarily at State Bank that created a higher volume of federal funds sold resulting from temporary public fund deposit balances associated with the collection of property taxes. The loan portfolio grew $13,284,000 for the quarter ended March 31, 2005 and also contributed to the higher level of assets.

Investment Portfolio

     The investment portfolio totaled $356,562,000 as of March 31, 2005, lower than the December 31, 2004 balance of $363,459,000. The decline was primarily due to a decline in market values on the Company and Banks investment portfolios as the result of increasing market interest rates.

Loan Portfolio

     Net loans totaled $424,922,000 as of March 31, 2005 compared to $411,639,000 as of December 31, 2004. The increased level of loans relates to new loan originations at First National, Boone Bank, and United Bank. Commercial and agricultural operating loans were the loan categories with the most significant growth.

Deposits

     Deposits totaled $691,095,000 as of March 31, 2005, an increase of $32,920,000 from December 31, 2004. Much of the increase is related to public fund deposits included in the interest bearing checking (NOW) and savings and money market accounts and a higher level of certificates of deposit greater than $100,000.

Other Borrowed Funds

     Other borrowed funds as of March 31, 2005 totaled $58,653,000 consisting of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Other borrowings as of December 31, 2004 totaled $64,072,000. The expected run-off of repurchase agreements funding at First National was the primary reason for the lower level of borrowed funds.

Off-Balance Sheet Arrangements

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company's off-balance sheet arrangements have occurred since December 31, 2004.

Asset Quality Review and Credit Risk Management

     The Company's credit risk is centered in the loan portfolio, which on March 31, 2005 totaled $424,922,000 compared to $411,639,000 as of December 31, 2004.
Net loans comprise 49% of total assets as of March 31, 2005. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer's failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company's level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 0.41% is below that of the Company's peer group of 358 bank holding companies with assets of $500 million to $1 billion as of December 31, 2004 of 0.56%.

     Impaired loans totaled $1,747,000 as of March 31, 2005 compared to $1,976,000 as of December 31, 2004. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans. As of March 31, 2005, non-accrual loans totaled $1,647,000, loans past due 90 days still accruing totaled $100,000 and there were no restructured loans outstanding. Other real estate owned as of March 31, 2005 and December 31, 2004 totaled $728,000 and $772,000, respectively.

     The allowance for loan losses as a percentage of outstanding loans as of March 31, 2005 and December 31, 2004 was 1.51% and 1.55%, respectively. The allowance for loan and lease losses totaled $6,516,000 and $6,475,000 as of March 31, 2005 and December 31, 2004, respectively. Net charge-offs totaled $13,000 for the most recent quarter end compared to $20,000 for the three month period ended March 31, 2004.

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

     As of March 31, 2005, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company's Current Liquidity Sources

     Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for March 31, 2005 and December 31, 2004 totaled $63,144,000 and $48,199,000, respectively. Higher levels of liquidity are primarily the result of large temporary public fund deposits being held as federal fund sold.

     Other sources of liquidity available to the Banks as of March 31, 2005 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $31,000,000 and federal funds borrowing capacity at correspondent banks of $57,500,000 with no current outstanding federal fund balances. The Company had securities sold under agreements to repurchase totaling $58,653,000 and did not have any outstanding FHLB advances as of March 31, 2005.

     Total investments as of March 31, 2005 were $356,562,000 compared to $363,459,000 as of year end 2004. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of March 31, 2005.

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

Review of Statements of Cash Flows

     Operating cash flows for March 31, 2005 and 2004 totaled $1,929,000 and $3,731,000, respectively. The variance in operating cash flows for the first three months of 2005 is an increase in other assets of $2,283,000 primarily related to accounts receivable associated with corporate bonds that had been sold but have not settled as of March 31, 2005.

     Net cash used in investing activities through March 31, 2005 and 2004 was $21,918,000 and $48,871,000, respectively. Investment purchases nearly offset the bond sales and maturities in the portfolio for the first quarter of 2005. The decrease in net cash used in investing activity was primarily due to lower bond purchases as a significant level of bond purchases occurred in the first quarter of 2004 as federal fund sold balances were reduced.

     Net cash provided by financing activities for March 31, 2005 and 2004 totaled $25,963,000 and $39,426,000, respectively. A higher level of deposits is the largest source of financing cash flows for the three months ended March 31, 2005 but was lower than the deposit increase recorded in 2004. As of March 31, 2005, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

     The Company's liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the quarter ended March 31, 2005, dividends paid by the Banks to the Company amounted to $2,146,000 compared to $2,096,000 for the same period in 2004. In 2004, dividends paid by the Banks to the Company amounted to $8,384,000 through December 31, 2004 compared to $7,868,000 for the year ended December 31, 2003. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

     The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $33,706,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

     No material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flows needs as of March 31, 2005 that is a concern to management.

Capital Resources

     The Company's total stockholders' equity decreased to $107,585,000 as of March 31, 2005, from $110,924,000 at December 31, 2004. The decrease in equity is primarily attributable to a decline in capital accounts relating to lower net unrealized gains on the market value of the Company and Banks' investment portfolios. At March 31, 2005 and December 31, 2004, stockholders' equity as a percentage of total assets was 12.46% and 13.21%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines as of March 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed to-date in 2005 changed significantly when compared to 2004.

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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


                                          AMES NATIONAL CORPORATION




DATE: May 3, 2005                         By:  /s/ Daniel L. Krieger
                                               ---------------------------
                                               Daniel L. Krieger, President
                                               Principal Executive Officer




                                          By:  /s/ John P. Nelson
                                               ---------------------------
                                               John P. Nelson, Vice President
                                               Principal Financial Officer