Form 10-Q
period 2005-06-30
AMES NATIONAL CORP
filed 2005-08-05
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to _________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


COMMON STOCK, $2.00 PAR VALUE                           9,419,271
--------------------------------------------------------------------------------
         (Class)                          (Shares Outstanding at August 1, 2005)

                            AMES NATIONAL CORPORATION

                                      INDEX


                                                                            Page


PART I.  FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements (Unaudited)

                   Consolidated Balance Sheets at June 30, 2005                3
                   and December 31, 2004

                   Consolidated Statements of
                   Income for the three and six months ended
                   June 30, 2005 and 2004                                      4

                   Consolidated Statements of
                   Cash Flows for the six months ended
                   June 30, 2005 and 2004                                      5

                   Notes to Consolidated Financial
                   Statements                                                  6

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations            6

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                                          16

         Item 4    Controls and Procedures                                    16

PART II. OTHER INFORMATION

         Items 1 through 6                                                 16-17

         Signatures                                                           18

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                 June 30,       December 31,
                                 Assets                                            2005             2004
                                                                               -----------------------------
Cash and due from banks ....................................................   $  26,971,695   $  18,759,086
Federal funds sold .........................................................          30,000      19,865,000
Interest bearing deposits in financial institutions ........................       6,936,900       9,575,174
Securities available-for-sale ..............................................     352,469,540     363,459,462
Loans receivable, net ......................................................     430,925,591     411,638,565
Loans held for sale ........................................................         903,235         234,469
Bank premises and equipment, net ...........................................       8,736,698       8,790,636
Accrued income receivable ..................................................       6,147,784       6,262,424
Other assets ...............................................................       1,035,802       1,167,971
                                                                               -----------------------------
        Total assets .......................................................   $ 834,157,245   $ 839,752,787
                                                                               =============================

   Liabilities and Stockholders' Equity
Liabilities:
Deposits:
  Demand ...................................................................   $  67,091,578   $  71,666,385
  NOW accounts .............................................................     144,682,035     172,313,429
  Savings and money market .................................................     167,771,051     174,358,165
  Time, $100,000 and over ..................................................     101,384,877      69,063,977
  Other time ...............................................................     172,577,468     170,773,883
                                                                               -----------------------------
        Total deposits .....................................................     653,507,009     658,175,839

Federal funds purchased and securities
  sold under agreements to repurchase ......................................      61,334,723      64,072,475
Dividends payable ..........................................................       2,354,818       1,537,162
Deferred taxes .............................................................       1,925,302       2,334,670
Accrued interest and other liabilities .....................................       3,259,583       2,708,701
                                                                               -----------------------------
        Total liabilities ..................................................     722,381,435     728,828,847
                                                                               -----------------------------

Stockholders' Equity:
  Common stock, $2 par value; authorized 18,000,000 shares; 9,419,271 shares issued and outstanding at June 30, 2005 9,459,690 and 9,411,198 shares issued and outstanding
    at December 31, 2004, respectively .....................................      18,838,542      18,919,380
  Additional paid-in-capital ...............................................      22,383,375      22,225,516
  Retained earnings ........................................................      63,796,866      63,200,352
  Treasury stock, at cost; 48,492 shares at December 31, 2004 ..............              --        (889,020)
  Accumulated other comprehensive income - net unrealized gain
    on securities available-for-sale .......................................       6,757,027       7,467,712
                                                                               -----------------------------
        Total stockholders' equity .........................................     111,775,810     110,923,940
                                                                               -----------------------------

        Total liabilities and stockholders' equity .........................   $ 834,157,245   $ 839,752,787
                                                                               =============================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (unaudited)

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                     June 30,
                                                      ------------------------------------------------------
                                                          2005          2004           2005         2004
                                                      ------------------------------------------------------
Interest and dividend income:
  Loans ...........................................   $ 6,599,747   $ 5,471,094    $12,852,498   $10,823,762
  Securities
    Taxable .......................................     2,117,885     2,151,710      4,348,004     4,227,791
    Tax-exempt ....................................     1,061,590     1,093,670      2,122,439     2,145,656
  Federal funds sold ..............................        75,714        21,223        128,281        78,096
  Dividends .......................................       372,138       371,334        719,589       748,530
                                                      ------------------------------------------------------
Total interest income .............................    10,227,074     9,109,031     20,170,811    18,023,835
                                                      ------------------------------------------------------
Interest expense:
  Deposits ........................................     3,562,992     2,357,853      6,545,298     4,674,499
  Other borrowed funds ............................       299,135        94,099        665,728       168,627
                                                      ------------------------------------------------------
Total interest expense ............................     3,862,127     2,451,952      7,211,026     4,843,126
                                                      ------------------------------------------------------

        Net interest income .......................     6,364,947     6,657,079     12,959,785    13,180,709
Provision for loan losses .........................        74,882       210,353        128,607       268,708
                                                      ------------------------------------------------------

Net interest income after provision for loan losses     6,290,065     6,446,726     12,831,178    12,912,001
                                                      ------------------------------------------------------

Non-interest income:
  Trust department income .........................       411,021       325,287        743,530       609,158
  Service fees ....................................       450,489       460,937        870,645       817,868
  Securities gains, net ...........................       232,844          --          367,783        31,542
  Gain on sale of loans held for sale .............       168,196       183,553        282,021       347,741
  Merchant and ATM fees ...........................       138,273       120,325        284,202       269,405
  Other ...........................................       112,605       159,805        240,841       315,126
                                                      ------------------------------------------------------
        Total non-interest income .................     1,513,428     1,249,907      2,789,022     2,390,840
                                                      ------------------------------------------------------
Non-interest expense:
  Salaries and employee benefits ..................     2,335,550     2,269,156      4,711,498     4,528,075
  Data processing .................................       568,690       567,227      1,045,404     1,108,280
  Occupancy expenses ..............................       268,233       236,975        578,408       504,952
  Other operating expenses ........................       657,065       602,838      1,301,885     1,187,643
                                                      ------------------------------------------------------
        Total non-interest expense ................     3,829,538     3,676,196      7,637,195     7,328,950
                                                      ------------------------------------------------------

        Income before income taxes ................     3,973,955     4,020,437      7,983,005     7,973,891
Income tax expense ................................     1,005,643     1,158,398      2,000,769     2,147,310
                                                      ------------------------------------------------------
        Net income ................................   $ 2,968,312   $ 2,862,039    $ 5,982,236   $ 5,826,581
                                                      ======================================================

Basic and diluted earnings per share ..............   $      0.32   $      0.30    $      0.64   $      0.62
                                                      ======================================================

Declared dividends per share ......................   $      0.25   $      0.33    $      0.50   $      0.48
                                                      ======================================================

Comprehensive Income (Loss) .......................   $ 6,257,812   $(3,693,418)   $ 5,271,551   $ 1,178,269
                                                      ======================================================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                      ------------------------------
                                                                                            2005             2004
                                                                                      ------------------------------
Cash flows from operating activities:
  Net income ......................................................................   $   5,982,236    $   5,826,581
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses .....................................................         128,607          268,708
    Amortization and accretion, net ...............................................         307,016          317,223
    Depreciation ..................................................................         440,453          443,560
    Provision for deferred taxes ..................................................           8,020          (63,694)
    Securities gains, net .........................................................        (367,783)         (31,542)
    Change in assets and liabilities:
    (Increase) loans held for sale ................................................        (668,766)        (407,161)
    Decrease in accrued income receivable .........................................         114,640          145,281
    (Increase) decrease in other assets ...........................................         132,169         (247,073)
    Increase in accrued interest and other liabilities ............................         550,882           97,553
                                                                                      ------------------------------
        Net cash provided by operating activities .................................       6,627,474        6,349,436
                                                                                      ------------------------------

Cash flow from investing activities:
  Purchase of securities available-for-sale .......................................     (44,172,624)    (108,371,375)
  Proceeds from sale of securities available-for-sale .............................      35,498,182        1,576,886
  Proceeds from maturities of securities available-for-sale .......................      18,597,058       64,190,601
  Net (increase) in interest bearing deposits in financial institutions ...........       2,638,274       (2,689,497)
  Net decrease in federal funds sold ..............................................      19,835,000       18,980,000
  Net (increase) in loans .........................................................     (19,415,633)     (27,337,864)
  Purchase of bank premises and equipment .........................................        (386,515)        (378,225)
                                                                                      ------------------------------
        Net cash provided (used) in investing activities ..........................      12,593,742      (54,029,474)
                                                                                      ------------------------------

Cash flows from financing activities:
  Increase (decrease) in deposits .................................................      (4,668,830)      14,320,863
  Increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase ............................      (2,737,752)      26,377,316
  Dividends paid ..................................................................      (3,889,962)      (2,882,409)
  Proceeds from issuance of common stock ..........................................         287,937          247,482
                                                                                      ------------------------------
        Net cash provided (used) by financing activities ..........................     (11,008,607)      38,063,252
                                                                                      ------------------------------

        Net increase (decrease) in cash and cash equivalents ......................       8,212,609       (9,616,786)

Cash and cash equivalents at beginning of quarter .................................      18,759,086       31,982,144
                                                                                      ------------------------------

Cash and cash equivalents at end of quarter .......................................   $  26,971,695    $  22,365,358
                                                                                      ==============================


Supplemental disclosures of cash flow information:
  Cash paid for interest ..........................................................   $   7,047,829    $   4,942,532
  Cash paid for taxes .............................................................       2,127,665        2,095,222


AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

The consolidated financial statements for the three and six month period ended June 30, 2005 and 2004 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2. Dividends

On May 11, 2005, the Company declared a cash dividend on its common stock, payable on August 15, 2005 to stockholders of record as of August 1, 2005, equal to $0.25 per share.

3. Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2005 and 2004 were 9,412,530 and 9,401,142, respectively. The weighted average outstanding shares for the six months ended June 30, 2005 and 2004 were 9,411,867 and 9,400,152, respectively.

4. Stock Split

On June 15, 2005, shareholders of the Company approved an amendment to the Restated Articles increasing the Company's authorized common stock from 6 million to 18 million shares and reducing the par value of such common stock from $5.00 to $2.00 per share. The purpose of the amendment was to provide a sufficient number of shares of authorized common stock to accommodate a 3-for-1 stock split previously approved by the Board of Directors of the Company on May 11, 2005. The stock split is effective July 15, 2005 for holders of record as of July 1, 2005. Share and per share data for all periods presented have been restated to reflect the stock split.

5. Off-Balance Sheet Arrangements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ames National Corporation is a bank holding company established in 1975 that owns and operates five bank subsidiaries in central Iowa. The following discussion is provided for the consolidated operations of the Company and its Banks, First National Bank, Ames, Iowa (First National), State Bank & Trust Co. (State Bank), Boone Bank & Trust Co. (Boone Bank), Randall-Story State Bank (Randall-Story Bank) and United Bank & Trust NA (United Bank). The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations. Share and per share data for all periods presented have been restated to reflect the stock split.

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

The principal sources of Company revenues and cashflow are: (i) interest and fees earned on loans made by the Banks; (ii) interest on fixed income investments held by the Banks; (iii) securities gains and dividends on equity investments held by the Company and the Banks; (iv) service charges on deposit accounts maintained at the Banks; and (v) fees on trust services provided by those Banks exercising trust powers. The Company's principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Bank's loan and deposit functions; and (iv) occupancy expenses for maintaining the Banks' facilities. The largest component contributing to the Company's net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings). One of management's principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company earned net income of $2,968,000, or $0.32 per share for the three months ended June 30, 2005, compared to net income of $2,862,000, or $0.30 per share, for the three months ended June 30, 2004, an increase of 4%. Security gains, lower provision for loan loss expense, and lower income tax expense were the largest contributors to the higher level of quarterly earnings that offset a 4% decline in net interest income.

For the six month period ending June 30, 2005, the Company earned net income of $5,982,000, or $0.64 per share, a 3% increase over net income of $5,827,000, or $0.62 per share, earned a year ago. As with the quarterly earnings results, security gains, lower provision for loan loss expense, and lower income tax expense were the largest contributors to the higher level of earnings for the six month period ended June 30, 2005. These positive earnings factors were offset by lower net interest income and higher non-interest expense. Net interest income declined 2% for the six-months ended June 30, 2005 compared to the same period one year ago.

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

o Short-term federal fund interest rates have risen 2.25% since June of last year. This rapid increase has negatively impacted the Company's net interest margin as interest expense on interest bearing liabilities increased more quickly than interest income on earning assets. Additional rapid increases in short term rates may create additional downward pressure on the Company's earnings. As a result of the short term rate increases and the competitive nature of the Company's markets, the net interest margin has fallen to 3.53% for the three months ended June 30, 2005 compared to 3.99% for the three months ended June 30, 2004. The Company's earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes the Bank's assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks' interest rate risk positions.

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

o A potential challenge to the Company's earnings would be poor performance in the Company's equity portfolio, thereby reducing the historical level of realized security gains. The Company, on an unconsolidated basis, invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks with a market value of $25 million as of June 30, 2005. The Company focuses on stocks that have historically paid dividends that may lessen the negative effects of a bear market.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,930 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company's performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

                              June 30, 2005         March 31, 2005           Years Ended December 31,
                          3 Months   6 Months         3 Months         -------------------------------------
                            Ended     Ended             Ended                 2004               2003
                          ----------------------------------------------------------------------------------
                           Company   Company     Company   Industry*   Company  Industry   Company  Industry
                          ----------------------------------------------------------------------------------
Return on
assets ...............       1.42%    1.42%        1.45%    1.35%       1.56%     1.29%      1.60%    1.38%

Return on
equity ...............      10.89%   10.90%       10.90%   13.13%      11.47%    13.28%     11.16%   15.04%

Net interest
margin ...............       3.53%    3.61%        3.69%    3.54%       3.97%     3.53%      4.02%    3.73%

Efficiency
ratio ................      48.61%   48.49%       48.38%   56.64%      46.59%    58.03%     47.18%   56.59%

Capital ratio ........      13.37%   13.24%       12.91%    8.17%      13.62%     8.12%     14.33%    7.88%

*Latest available data

Key performances indicators include:

o    Return on Assets

     This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.42% and 1.45%, respectively, for the three month periods ending June 30, 2005 and 2004. Although the Company's return on assets ratio compares favorably to that of the industry, this ratio declined in 2005 as assets grew more quickly than income.

o    Return on Equity

     This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders' equity investment in the Company. The Company's annualized return on equity ratio is below that of the industry primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on average equity was 10.89% and 10.76%, respectively for the three month periods ending June 30, 2005 and 2004.

o    Net Interest Margin

     The net interest margin for the three months ended June 30, 2005 was 3.53% compared to 3.99% for the three months ended June 30, 2004. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The Company's net interest margin declined 46 basis points for the quarter ended June 30, 2005 when compared to the same period ended June 30, 2004, and is nearly even with the industry average of 3.54%. Management expects the rising interest rate environment and the competitive nature of the Company's market environment to put downward pressure on the Company's margin for the remainder of 2005.

o    Efficiency Ratio

     This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company's ability to manage noninterest expenses. The Company's efficiency ratio compares favorably to the industry's average and was 48.61% and 46.49% for the three months ended June 30, 2005 and 2004, respectively. Lower net interest income and an increase in salary and benefits of 3% compared to one year ago partially offset by higher non interest income contributed to the higher efficiency ratio in 2005.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2005:

Expense Reductions Outweigh Weakness in Revenues

A combination of reduced expenses for bad loans and the absence of significant merger-related expenses helped the net income of insured commercial banks and savings institutions climb to a record $34.3 billion in the first quarter. Compared to the fourth quarter of 2004, when the industry earned $31.6 billion, noninterest expenses and provisions for loan losses were $5.1 billion (5.8%) lower. The decline in costs more than made up for the lack of significant revenue growth in the quarter. Noninterest income was only $36 million (0.1%) higher than in the fourth quarter, while net interest income declined by $435 million (0.6%). Gains on sales of securities and other assets, which accounted for 4.2% of the industry's pretax earnings last year, contributed only $802 million, or 1.6% of pretax earnings, in the first quarter. The average return on assets (ROA) in the first quarter was 1.35%, slightly below the 1.38% average in the first quarter of 2004. Almost two out of every three banks and thrifts (60.9%) reported higher net income than in the first quarter of 2004. More than half (53.0%) reported ROAs of 1% or higher, and a similar proportion (52.5%) reported improved ROAs compared to a year earlier.

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

Income Statement Review for Three Months Ended June 30, 2005

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended June 30, 2005 and 2004:

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

                    AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                         Three Months Ended June 30,
                                       ----------------------------------------------------------------
                                                   2005                              2004
                                       ----------------------------------------------------------------
ASSETS                                 Average    Revenue/     Yield/    Average    Revenue/     Yield/
(dollars in thousands)                 Balance    Expense       Rate     Balance    Expense       Rate
                                       ------------------------------    ------------------------------
      Interest-earning assets

Loans
Commercial .........................   $ 66,989   $  1,047      6.25%    $ 50,810   $    622      4.90%
Agricultural .......................     29,927        540      7.22%      28,542        449      6.29%
Real estate ........................    311,208      4,639      5.96%     275,770      4,067      5.90%
Installment and other ..............     27,226        374      5.49%      23,124        333      5.76%
                                       ----------------------------------------------------------------
Total loans (including fees) .......   $435,350   $  6,600      6.06%    $378,246   $  5,471      5.79%

Investment securities
Taxable ............................   $218,331   $  2,189      4.01%    $216,973   $  2,231      4.11%
Tax-exempt .........................    128,364      2,002      6.24%     128,426      2,081      6.48%
                                       ----------------------------------------------------------------
Total investment securities ........   $346,695   $  4,191      4.84%    $345,399   $  4,312      4.99%

Interest bearing deposits with banks   $  7,037   $     40      2.27%    $  8,574   $     34      1.59%
Federal funds sold .................     10,182         76      2.99%       9,127         21      0.92%
                                       ----------------------------------------------------------------
Total interest-earning assets ......   $799,264   $ 10,907      5.46%    $741,346   $  9,838      5.31%

Non-interest-earning assets ........     36,588                            46,521
                                       --------                          --------

TOTAL ASSETS .......................   $835,852                          $787,867
                                       ========                          ========

1 Average loan balances include nonaccrual loans, if any. Interest income on nonaccrual loans has been included. 2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

                    AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                Three Months Ended June 30,
                                                2005                                           2004
                                           -------------------------------    --------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY       Average    Revenue/      Yield/    Average     Revenue/      Yield/
(dollars in thousands)                     Balance    Expense        Rate     Balance     Expense        Rate
                                           -------------------------------    --------------------------------
        Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets   $337,505   $  1,457       1.73%    $335,098    $    682      0.81%
Time deposits < $100,000 ...............    171,463      1,315       3.07%     175,350       1,244      2.84%
Time deposits > $100,000 ...............     96,568        791       3.28%      71,919         432      2.40%
                                           ------------------------------------------------------------------
Total deposits .........................   $605,536   $  3,563       2.35%    $582,367    $  2,358      1.62%
Other borrowed funds ...................     48,200        299       2.48%      27,538          94      1.37%
                                           ------------------------------------------------------------------
Total Interest-bearing liabilities .....   $653,736   $  3,862       2.36%    $609,905    $  2,452      1.61%
                                                      --------                            --------

      Non-interest-bearing liabilities
Demand deposits ........................   $ 65,903                           $ 64,161
Other liabilities ......................      7,230                              7,454
                                           --------                           --------

Stockholders' equity ...................   $108,983                           $106,347
                                           --------                           --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY ...................   $835,852                           $787,867
                                           ========                           ========

Net interest: income  / margin .........              $  7,045       3.53%                $  7,386      3.99%
                                                      ========                            ========
Spread Analysis
Interest income/average assets .........              $ 10,907       5.22%                $  9,838      4.99%
Interest expense/average assets ........                 3,862       1.85%                   2,452      1.24%
Net interest income/average assets .....                 7,045       3.37%                   7,386      3.75%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Net Interest Income

For the three months ended June 30, 2005 and 2004, the Company's net interest margin adjusted for tax exempt income was 3.53% and 3.99%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2005 and June 30, 2004 totaled $6,365,000 and $6,657,000, respectively. For the quarter ended June 30, 2005, net interest income decreased $292,000 or 4.4% when compared to the same period in 2004.

For the quarter ended June 30, 2005, interest income increased $1,118,000 or 12.3% compared to the same quarter a year ago. The increase in interest income was primarily attributable to growth in the loan portfolio at an average yield of 27 basis points higher than the second quarter of 2004.

Interest expense increased $1,410,000 or 57.5% for the quarter ended June 30, 2005 when compared to the same period in 2004. The higher interest expense for the quarter is attributable to a higher volume and average rates on total deposits and other borrowed funds as short term market interest rates have increased significantly in comparison to the same period in 2004.

Provision for Loan Losses

The Company's provision for loan losses for the three months ended June 30, 2005 was $75,000 compared to $210,000 during the same period last year.

Non-interest Income and Expense

Non-interest income increased $264,000, or 21.0% during the quarter ended June 30, 2005 compared to the same period in 2004. The increase can be primarily attributed to $233,000 of realized gains on the sale of securities in the Company's equity portfolio in the second quarter of 2005 in contrast to no realized security gains in the second quarter of 2004. Higher trust income more than offset the reduced insurance premium revenues reflected in the other category under non-interest income.

Non-interest expense increased $153,000 or 4.2% for the second quarter of 2005 compared to the same period in 2004. The increase in other expenses related to normal increases in salaries and benefits, higher legal and professional fees, and occupancy expenses. Higher legal and professional fees include auditing costs associated with complying with Sarbanes-Oxley Act of 2002 and increased directors' fees.

Income Taxes

The provision for income taxes for June 30, 2005 and June 30, 2004 was $1,006,000 and $1,158,000, respectively. This amount represents an effective tax rate of 25.3% for the three months ended June 30, 2005 versus 28.8% for the same quarter in 2004. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Income Statement Review for Six Months Ended June 30, 2005

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2005 and 2004:

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

                                     ASSETS
                             (dollars in thousands)

                    AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                          Six Months Ended June 30,
                                        ----------------------------------------------------------------
                                                    2005                              2004
                                        ------------------------------    ------------------------------
                                        Average    Revenue/     Yield/    Average    Revenue/     Yield/
                                        Balance    Expense       Rate     Balance    Expense       Rate
                                        ------------------------------    ------------------------------
Loans
Commercial ..........................   $ 65,306   $  1,965      6.02%    $ 45,795   $  1,154      5.04%
Agricultural ........................     29,303      1,025      7.00%      27,624        880      6.37%
Real estate .........................    309,231      9,135      5.91%     273,805      8,113      5.93%
Installment and other ...............     26,317        727      5.52%      22,988        677      5.89%
                                        ----------------------------------------------------------------
        Total loans (including fees)    $430,157   $ 12,852      5.98%    $370,212   $ 10,824      5.85%

Investment securities
  Taxable ...........................   $222,021   $  4,482      4.04%    $206,165   $  4,396      4.26%
  Tax-exempt ........................    128,158      4,040      6.30%     124,630      4,046      6.49%
                                        ----------------------------------------------------------------
        Total investment securities .   $350,179   $  8,522      4.87%    $330,795   $  8,442      5.10%

Interest bearing deposits with banks    $  7,168   $     83      2.32%    $  7,340   $     56      1.53%
Federal funds sold ..................      9,454        128      2.71%      15,579         78      1.00%
                                        ----------------------------------------------------------------
        Total interest-earning assets   $796,958   $ 21,585      5.42%    $723,926   $ 19,400      5.36%

Total noninterest-earning assets ....     37,534                            49,564
                                        --------                          --------

        TOTAL ASSETS ................   $834,492                          $773,490
                                        ========                          ========

1 Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included. 2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

                    AVERAGE BALANCE SHEETS AND INTEREST RATES

                                                                  Six Months Ended June 30,
                                                          2005                               2004
                                             --------------------------------   -------------------------------
                                             Average    Revenue/       Yield/   Average     Revenue/     Yield/
                                             Balance    Expense         Rate    Balance     Expense       Rate
                                             ------------------------------------------------------------------
          Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets   $336,668   $  2,658       1.58%    $323,301    $  1,297      0.80%
  Time deposits < $100,000 ...............    171,226      2,554       2.98%     175,432       2,521      2.87%
  Time deposits > $100,000 ...............     85,403      1,333       3.12%      70,642         856      2.42%
                                             ------------------------------------------------------------------
Total deposits ...........................   $593,297   $  6,545       2.21%    $569,375    $  4,674      1.64%
Other borrowed funds .....................     58,616        666       2.27%      24,424         169      1.38%
                                             ------------------------------------------------------------------
Total Interest-bearing liabilities .......   $651,913   $  7,211       2.21%    $593,799    $  4,843      1.63%

        Noninterest-bearing liabilities
Demand deposits ..........................   $ 65,419                           $ 64,157
Other liabilities ........................      7,409                              8,011
                                             --------                           --------

Stockholders' equity .....................   $109,751                           $107,523
                                             --------                           --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .....................   $834,492                           $773,490
                                             ========                           ========

Net interest income / margin .............              $ 14,374       3.61%                $ 14,557      4.02%
                                                        ========                            ========
Spread Analysis
Interest income/average assets ...........              $ 21,585       5.17%                $ 19,400      5.02%
Interest expense/average assets ..........                 7,211       1.73%                   4,843      1.25%
Net interest income/average assets .......                14,374       3.44%                  14,557      3.76%

1 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Net Interest Income

For the six months ended June 30, 2005 and 2004, the Company's net interest margin adjusted for tax exempt income was 3.61% and 4.02%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2005 and June 30, 2004 totaled $12,960,000 and $13,181,000, respectively, a 1.7% decline.

For the six months ended June 30, 2005, interest income increased $2,147,000 or 11.9% when compared to the same period in 2004. The increase was primarily attributable to growth in the loan portfolio at an average yield of 13 basis points higher than the six months ended June 30, 2004.

Interest expense increased $2,368,000 or 48.9% for the six months ended June 30, 2005 when compared to the same period in 2004. The higher interest expense for the period is attributable to a higher volume and average rate on total deposits and other borrowed funds as short term market interest rates have increased significantly in comparison to the same period in 2004.

Provision for Loan Losses

The Company's provision for loan losses for the six months ended June 30, 2005 was $129,000 compared to $269,000 during the same period last year. Loan growth at First National Bank was the most significant factor leading to the higher provision expense recorded for six months ended June 30, 2004. Net recoveries of $25,000 were realized in the six months ended June 30, 2005 and compare to net charge-off loans of $42,000 for the six months ended June 30, 2004.

Non-interest Income and Expense

Non-interest income increased $398,000, or 16.7% during the six months ended June 30, 2005 compared to the same period in 2004. The increase can be attributed to a higher level of realized gains on the sale of securities in the Company's equity portfolio of $368,000 in 2005 compared to $32,000 in first six months of 2004. Improved trust revenues contributed an additional $134,000 to non interest income while gains on the sale of secondary market residential loans declined by $66,000 compared to the same period a year ago as refinancing activity has slowed as many borrowers have previously taken advantage of historically low long-term mortgage interest rates.

Non-interest expense increased $308,000 or 4.2% for the first six months of 2005 compared to the same period in 2004. Annual salary increases and higher occupancy and professional fees were the primary contributing factors to the increase non interest expense.

Income Taxes

The provision for income taxes for June 30, 2005 and June 30, 2004 was $2,001,000 and $2,147,000, respectively. This amount represents an effective tax rate of 25.1% for the six months ended June 30, 2004 versus 26.9% for the same six months in 2004. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

As of June 30, 2005, total assets were $834,157,000 compared to $839,753,000 as of December 31, 2004. A reduction in federal funds sold and securities available for sale balances has occurred since December 31, 2004, partially offset by higher loan balances. The lower asset levels are a result of a decline in funding liabilities including demand, interest checking (NOW), and money market deposit balances.

Investment Portfolio

The investment portfolio totaled $352,470,000 as of June 30, 2005, lower than the December 31, 2004 balance of $363,459,000. The reduction is the result of sold and maturing investments being utilized to fund loan growth.

Loan Portfolio

Net loans totaled $430,926,000 as of June 30, 2005 compared to $411,639,000 as of December 31, 2004. The increased level of loans relates to new loan originations at First National, State Bank, and United Bank. Commercial operating and agricultural real estate loans were the lending categories with the most significant growth.

Deposits

Deposits totaled $653,507,000 as of June 30, 2005, a decline from the $658,176,000 total as of December 31, 2004. Temporary large deposits relating to trust accounts and higher non-maturing public fund balances as of December 31, 2004 were replaced by a higher level of certificates of deposit over $100,000 represent the primary change in deposit mix for the period presented.

Other Borrowed Funds

Other borrowed funds as of June 30, 2005 totaled $61,335,000 consisting of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Other borrowings as of December 31, 2004 totaled $64,072,000. Federal funds purchased as of June 30, 2005 totaled $20,000,000 and have been utilized to fund an expected run-off in repurchase agreement balances from December 31, 2004 levels.

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

Asset Quality Review and Credit Risk Management

The Company's credit risk is centered in the loan portfolio, which on June 30, 2005 totaled $430,926,000 compared to $411,639,000 as of December 31, 2004. Net loans comprise 52% of total assets as of June 30, 2005. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer's failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company's level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 0.41% is below that of the Company's peer group of 363 bank holding companies with assets of $500 million to $1 billion as of March 31, 2005 of 0.55%.

Impaired loans totaled $1,749,000 as of June 30, 2005 compared to $1,976,000 as of December 31, 2004. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans. As of June 30, 2005, non-accrual loans totaled $1,566,000, loans past due 90 days still accruing totaled $183,000 and there were no restructured loans outstanding. Other real estate owned as of June 30, 2005 and December 31, 2004 totaled $727,000 and $772,000, respectively.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2005 and December 31, 2004 was 1.52% and 1.55%, respectively. The allowance for loan and lease losses totaled $6,629,000 and $6,475,000 as of June 30, 2005 and December 31, 2004, respectively. Net recoveries totaled $38,000 for the most recent quarter end compared to net charge-offs of $22,000 for the three month period ended June 30, 2004.

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

As of June 30, 2005, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company's Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions at June 30, 2005 and December 31, 2004 totaled $33,939,000 and $48,199,000, respectively. The lower level of liquidity is primarily the result of lower federal funds sold balances that were utilized to fund increased loan demand.

Other sources of liquidity available to the Banks as of June 30, 2005 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $31,000,000 and federal funds borrowing capacity at correspondent banks of $57,500,000 with a current outstanding federal fund purchase balances of $20,000,000. The Company had securities sold under agreements to repurchase totaling $41,335,000 and did not have any outstanding FHLB advances as of June 30, 2005.

Total investments as of June 30, 2005 were $352,470,000 compared to $363,459,000 as of year end 2004. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of June 30, 2005.

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

Review of Statements of Cash Flows

Operating cash flows for June 30, 2005 and 2004 totaled $6,627,000 and $6,349,000, respectively. The primary variance in operating cash flows for the first six months of 2005 is an increase in accrued interest and other liabilities of $453,000 related to higher levels of accrued interest payable on deposit balances.

Net cash provided by investing activities through June 30, 2005 totaled $12,594,000 compared to cash used in investing activities of $54,029,000 in the six months ended June 30, 2004. The increase in cash provided by investing activity was primarily due to lower bond purchases as a significant level of bond purchases occurred in the first half of 2004 and the use of maturing or sold investments to fund loan demand.

Net cash used in financing activities for June 30, 2005 totaled $11,009,000 compared to cash provided by financing activities of $38,063,000 in the first six months of 2004. Deposit runoff and a reduction in the utilization of other borrowed funds in 2005 contributed to the lower cash flow generated from financing activities. As of June 30, 2005, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company's liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the six months ended June 30, 2005, dividends paid by the Banks to the Company amounted to $4,292,000 compared to $4,192,000 for the same period in 2004. In 2004, dividends paid by the Banks to the Company amounted to $8,384,000 through December 31, 2004 compared to $7,868,000 for the year ended December 31, 2003. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The  Company  has  unconsolidated   interest  bearing  deposits  and  marketable
investment securities totaling $35,143,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flows needs as of June 30, 2005 that is a concern to management.

Capital Resources

The Company's total stockholders' equity increased to $111,776,000 as of June 30, 2005, from $110,924,000 at December 31, 2004. The increase in equity is attributable to the retention of earnings net of dividends declared. At June 30, 2005 and December 31, 2004, stockholders' equity as a percentage of total assets was 13.40% and 13.21%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines as of June 30, 2005.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company's internal controls over financial reporting.

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

                  Not applicable


Item 3.           Defaults Upon Senior Securities

                           Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders


Annual Shareholders' Meeting

At the Company's annual meeting of shareholders on April 27 2005, stockholders re-elected Betty A. Baudler Horras, Douglas C. Gustafson, and Charles D. Jons to the Company's Board of Directors. Continuing directors include, Robert L.Cramer, Daniel L. Krieger, James R. Larson II, Warren R. Madden, Frederick C. Samuelson, and Marvin J. Walter.

There were 3,137,066 pre-split shares issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting results on the election of directors were as follows:

                                                                         Votes
                                                    In Favor           Withheld
                                                    ---------------------------

Betty A. Baudler Horras ..................          2,689,057            3,371
Douglas C. Gustafson .....................          2,689,057            3,371
Charles D. Jons ..........................          2,689,057            3,371

There were no broker non-votes or abstentions on this proposal.

Special Shareholders' Meeting

A special meeting of shareholders of Ames National Corporation was held on June 15, 2005 and the following matters were approved by shareholders:


1. To amend the Restated Articles of Incorporation to increase the Company's authorized capital stock from 6,000,000 shares to 18,000,000 shares of common stock and reduce the par value of the common stock from $5.00 per share to $2.00 per share for the purpose of accommodating a stock split approved by the Board of Directors.

2. To amend the Restated Articles of Incorporation to adopt certain provisions relating to limitation of liability of directors for monetary damages and indemnification of directors and officers as authorized by recent amendments to the Iowa Business Corporation Act.

The voting for the two proposals is reflected in the following table and is based upon pre-split shares outstanding:

                                                  Proposal One      Proposal Two
                                                  ------------------------------

For ....................................           2,724,012          2,581,268
 Against ...............................              32,100            142,920
 Abstain ...............................               8,223             40,147
 Not Represented .......................             372,731            372,731
   Total ...............................           3,137,066          3,137,066

There were no broker non-votes or withheld votes on this proposal.

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


                                             AMES NATIONAL CORPORATION

DATE: August 5, 2005                         By:  /s/ Daniel L. Krieger
                                                  ----------------------------
                                                  Daniel L. Krieger, President
                                                  Principal Executive Officer

                                             By:  /s/ John P. Nelson
                                                  ------------------------------
                                                  John P. Nelson, Vice President
                                                  Principal Financial Officer