Form 10-Q
period 2005-09-30
AMES NATIONAL CORP
filed 2005-11-08
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[MarkOne]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-32637

                            AMES NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         IOWA                                               42-1039071
 ------------------------------------------------------------------------------
 (State or Other Jurisdiction of                        (I. R. S. Employer
  Incorporation or Organization)                       Identification Number)

                                405 FIFTH STREET
                                AMES, IOWA 50010
                    ---------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (515) 232-6251

                                 Not Applicable
 ------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __X__ No _____

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No ___X_

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK, $2.00 PAR VALUE                    9,419,271
--------------------------------------------------------------------------------
              (Class)                   (Shares Outstanding at November 1, 2005)

                            AMES NATIONAL CORPORATION

                                      INDEX


                                                                          Page


Part I. Financial Information

     Item 1. Consolidated Financial Statements (Unaudited)

             Consolidated  Balance Sheets at September 30, 2005
             and December 31, 2004                                            3

             Consolidated  Statements  of Income  for the three
             and nine  months ended September 30, 2005 and 2004
             Consolidated  Statements of Cash Flows for the
             nine months ended September 30, 2005 and 2004                    4

             Notes to Consolidated Financial Statements                       6

     Item 2. Management's  Discussion  and Analysis of Financial
             Condition and Results of Operations                              6


     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                     20

     Item 4. Controls and Procedures                                         20

Part II.Other Information

   Items 1 through 6                                                         21

      Signatures                                                             22

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)


              Assets                                                      September 30,   December 31,
                                                                               2005            2004
------------------------------------------------------------------------------------------------------
Cash and due from banks .............................................   $  20,264,961   $  18,759,086
Federal funds sold ..................................................         100,000      19,865,000
Interest bearing deposits in financial institutions .................       6,973,569       9,575,174
Securities available-for-sale .......................................     343,497,810     363,459,462
Loans receivable, net ...............................................     435,708,073     411,638,565
Loans held for sale .................................................         756,219         234,469
Bank premises and equipment, net ....................................       9,221,385       8,790,636
Accrued income receivable ...........................................       7,471,349       6,262,424
Other assets ........................................................         420,048       1,167,971
                                                                        -----------------------------

           Total assets .............................................   $ 824,413,414   $ 839,752,787
                                                                        =============================

              Liabilities and Stockholders' Equity
Liabilities:
Deposits:
   Demand ...........................................................   $  71,330,829   $  71,666,385
   NOW accounts .....................................................     163,803,373     172,313,429
   Savings and money market .........................................     153,653,610     174,358,165
   Time, $100,000 and over ..........................................      92,021,355      69,063,977
   Other time .......................................................     176,630,452     170,773,883
                                                                        -----------------------------
           Total deposits ...........................................     657,439,619     658,175,839
                                                                        =============================
Federal funds purchased and securities
   sold under agreements to repurchase ..............................      50,678,317      64,072,475
Dividends payable ...................................................       2,354,818       1,537,162
Deferred taxes ......................................................         423,282       2,334,670
Accrued interest and other liabilities ..............................       3,623,182       2,708,701
                                                                        -----------------------------
           Total liabilities ........................................     714,519,218     728,828,847
                                                                        -----------------------------
Stockholders' Equity:
   Common stock, $2 par value; authorized
     18,000,000 shares; 9,419,271 shares issued and
     outstanding September 30, 2005; 9,459,690 and
     9,411,198 shares issued and outstanding
     at December 31, 2004, respectively .............................      18,838,542      18,919,380
   Additional paid-in-capital .......................................      22,383,375      22,225,516
   Retained earnings ................................................      64,359,425      63,200,352
   Treasury stock, at cost; 48,492 shares at December 31, 2004 ......            --          (889,020)
   Accumulated other comprehensive income - net unrealized gain
     on securities available-for-sale ...............................       4,312,854       7,467,712
                                                                        -----------------------------

           Total stockholders' equity ...............................     109,894,196     110,923,940
                                                                        -----------------------------

           Total liabilities and stockholders' equity ...............   $ 824,413,414   $ 839,752,787
                                                                        =============================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (unaudited)

                                                                Three Months Ended           Nine Months Ended
                                                                  September 30,                 September 30,
                                                                2005          2004           2005          2004
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans ...............................................   $ 7,036,222   $ 5,721,244   $ 19,888,720   $16,545,006
   Securities
     Taxable ...........................................     2,121,380     2,157,631      6,469,383     6,385,422
     Tax-exempt ........................................     1,040,237     1,061,069      3,162,676     3,206,725
   Federal funds sold ..................................         3,277         3,065        131,557        81,161
   Dividends ...........................................       333,722       380,838      1,053,311     1,129,368
                                                           ------------------------------------------------------

Total interest income ..................................    10,534,838     9,323,847     30,705,647    27,347,682
                                                           ------------------------------------------------------

Interest expense:
   Deposits ............................................     3,691,821     2,470,179     10,237,119     7,144,678
   Other borrowed funds ................................       482,849       192,070      1,148,575       360,697
                                                           ------------------------------------------------------

Total interest expense .................................     4,174,670     2,662,249     11,385,694     7,505,375
                                                           ------------------------------------------------------

         Net interest income ...........................     6,360,168     6,661,598     19,319,953    19,842,307

Provision for loan losses ..............................       118,431       (63,820)       247,038       204,888
                                                           ------------------------------------------------------


Net interest income after provision for loan losses ....     6,241,737     6,725,418     19,072,915    19,637,419
                                                           ------------------------------------------------------

Non-interest income:
   Trust department income .............................       271,730       266,539      1,015,260       875,697
   Service fees ........................................       465,027       503,027      1,335,672     1,320,895
   Securities gains, net ...............................       265,771        19,821        633,554        51,363
   Gain on sale of loans held for sale .................       186,812       125,764        468,833       473,505
   Merchant and ATM fees ...............................       145,006       137,384        429,209       406,789
   Other ...............................................       110,473       365,236        351,314       680,362
                                                           ------------------------------------------------------

         Total non-interest income .....................     1,444,819     1,417,771      4,233,842     3,808,611
                                                           ------------------------------------------------------
Non-interest expense:
   Salaries and employee benefits ......................     2,354,097     2,240,214      7,065,595     6,768,289
   Data processing .....................................       469,622       482,341      1,515,026     1,590,621
   Occupancy expenses ..................................       285,962       250,782        864,370       755,734
   Other operating expenses ............................       697,397       730,908      1,999,283     1,918,551
                                                           ------------------------------------------------------

         Total non-interest expense ....................     3,807,078     3,704,245     11,444,274    11,033,195
                                                           ------------------------------------------------------

         Income before income taxes ....................     3,879,478     4,438,944     11,862,483    12,412,835

Income tax expense .....................................       962,102     1,066,557      2,962,871     3,213,867
                                                           ------------------------------------------------------

         Net income ....................................   $ 2,917,376   $ 3,372,387      8,899,612   $ 9,198,968
                                                           ======================================================

Basic and diluted earnings per share ...................   $      0.31   $      0.36           0.95   $      0.98
                                                           ======================================================
Declared dividends per share ...........................   $      0.25   $      0.16           0.75   $      0.64
                                                           ======================================================

Comprehensive Income ...................................   $   473,204   $ 6,946,426      5,744,755   $ 8,124,695
                                                           ======================================================

                   AMES NATIONAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                             Nine Months Ended
                                                                                              September 30,
                                                                                             2005            2004
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income .......................................................................$     8,899,612   $   9,198,968
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses ......................................................        247,038         204,888
     Amortization and accretion, net ................................................        396,565         512,740
     Depreciation ...................................................................        667,635         673,275
     Provision for deferred taxes ...................................................        (58,535)        (54,728)
     Securities gains, net ..........................................................       (633,554)        (51,363)
     Change in assets and liabilities:
     (Increase) decrease loans held for sale ........................................       (521,750)        518,989
     (Increase) in accrued income receivable ........................................     (1,208,925)       (874,626)
     (Increase) decrease in other assets ............................................        747,923        (575,616)
     Increase in accrued interest and other liabilities .............................        914,481         131,950
                                                                                     -------------------------------

           Net cash provided by operating activities ................................      9,450,490       9,684,477
                                                                                     -------------------------------

Cash flows from investing activities:
   Purchase of securities available-for-sale ........................................    (49,455,168)   (111,799,588)
   Proceeds from sale of securities available-for-sale ..............................     21,228,870       1,746,803
   Proceeds from maturities of securities available-for-sale ........................     43,417,229      74,748,136
   Net (increase) decrease in interest bearing deposits in financial institutions ...      2,601,605      (2,851,057)
   Net decrease in federal funds sold ...............................................     19,765,000      20,045,000
   Net (increase) in loans ..........................................................    (24,316,546)    (32,074,261)
   Purchase of bank premises and equipment ..........................................     (1,098,384)     (1,079,287)
                                                                                     --------------------------------

           Net cash provided by (used in) investing activities ......................     12,142,606     (51,264,254)
                                                                                     --------------------------------

Cash flows from financing activities:
   Increase (decrease) in deposits ..................................................       (736,220)     29,368,726
   Increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase .............................    (13,394,158)     14,793,901
   Dividends paid ...................................................................     (6,244,780)     (4,419,571)
   Proceeds from issuance of treasury stock .........................................        287,937         247,482
                                                                                     --------------------------------

           Net cash provided by (used in) financing activities ......................    (20,087,221)     39,990,538
                                                                                     --------------------------------

           Net (decrease) in cash and cash equivalents ..............................      1,505,875      (1,589,239)
                                                                                     --------------------------------

Cash and cash equivalents at beginning of the year ..................................     18,759,086      31,982,144
                                                                                     --------------------------------

Cash and cash equivalents at end of quarter .........................................$    20,264,961   $  30,392,905
                                                                                     ================================

Supplemental disclosures of cash flow information:
   Cash paid for interest ...........................................................$    11,359,468   $    7,761,791
   Cash paid for taxes ..............................................................      3,068,666        3,314,024


AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.   Significant Accounting Policies

     The consolidated financial statements for the three and nine month periods ended September 30, 2005 and 2004 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the "Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

2.   Dividends

     On August 10, 2005, the Company declared a cash dividend on its common stock, payable on November 15, 2005 to stockholders of record as of November 1, 2005, equal to $0.25 per share.

3.   Earnings Per Share

     Earnings per share  amounts  were  calculated  using the  weighted  average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2005 and 2004 were 9,419,271 and 9,411,198, respectively. The weighted average outstanding shares for the nine months ended September 30, 2005 and 2004 were 9,414,362 and 9,403,860, respectively.

4.   Stock Split

     On June 15, 2005, shareholders of the Company approved an amendment to the Restated Articles increasing the Company's authorized common stock from 6 million to 18 million shares and reducing the par value of such common stock from $5.00 to $2.00 per share. The purpose of the amendment was to provide a sufficient number of shares of authorized common stock to accommodate a 3-for-1 stock split previously approved by the Board of Directors of the Company on May 11, 2005. The stock split was effective July 15, 2005 for holders of record as of July 1, 2005. Share and per share data for all periods presented have been restated to reflect the stock split.

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

     The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services. The Banks also offer investment services through a third-party broker dealer. The Company employs ten individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 175 full-time equivalent individuals employed by the Banks.

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

     The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Banks; (ii) interest on fixed income investments held by the Banks; (iii) securities gains and dividends on equity investments held by the Company and the Banks; (iv) service charges on deposit accounts maintained at the Banks; and (v) fees on trust services provided by those Banks exercising trust powers. The Company's principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Bank's loan and deposit functions; and (iv) occupancy expenses for maintaining the Banks' facilities. The largest component contributing to the Company's net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings). One of management's principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

     The Company earned net income of $2,917,000, or $0.31 per share for the three months ended September 30, 2005, compared to net income of $3,372,000, or $0.36 per share, for the three months ended September 30, 2004, a decrease of 14%. This decrease in net income was primarily the result of lower net interest income as interest bearing liabilities adjusted to increased market interest rates faster than loans and investments.


     For the nine month period ending September 30, 2005, the Company earned net income of $8,900,000, or $0.95 per share, a 3% decrease over net income of $9,199,000, or $0.98 per share, earned a year ago. As with the quarterly earnings results, higher interest expense was a drag on earnings, reducing net interest income by $522,000 compared to the first nine months one year ago. However, earnings were bolstered for the nine months ending September 30, 2005 by net securities gains totaling $634,000 compared to $51,000 for the same period in 2004. Non-interest expense increased 4% for the nine month period ending September 30, 2005 compared to the same period a year ago, primarily as the result of normal salary and benefit increases.

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


        o Short-term federal fund interest rates have risen 2.00% since September of last year. This rapid increase has negatively impacted the Company's net interest margin as interest expense on interest bearing liabilities increased more quickly than interest income on earning assets. Additional rapid increases in short term rates may create additional downward pressure on the Company's earnings. As a result of the short term rate increases and the competitive nature of the Company's markets, the net interest margin has fallen to 3.58% for the three months ended September 30, 2005 compared to 3.95% for the three months ended September 30, 2004. The Company's earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes the Bank's assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks' interest rate risk positions.


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


        o A potential challenge to the Company's earnings would be poor performance in the Company's equity portfolio, thereby reducing the historical level of realized security gains. The Company, on an unconsolidated basis, invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks with a market value of $23 million as of September 30, 2005. The Company focuses on stocks that have historically paid dividends that may lessen the negative effects of a bear market.


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

Selected Indicators for the Company and the Industry

                      September 30, 2005                 June 30, 2005                         Years Ended December 31,
                   3 Months         9 Months                3 Months
                    Ended            Ended                    Ended                         2004                         2003
                  ----------       ----------       ----------     ----------   ----------   ----------      ----------   ----------
                   Company          Company          Company       Industry*     Company      Industry        Company      Industry
Return on
assets               1.41%            1.43%            1.42%           1.28%      1.56%        1.29%            1.60%        1.38%

Return on
equity              10.54%           10.78%           10.89%          12.35%     11.47%       13.28%           11.16%       15.04%

Net interest
margin               3.58%            3.60%            3.53%           3.49%      3.97%        3.53%            4.02%        3.73%

Efficiency
ratio               48.78%           48.59%           48.61%          58.22%     46.59%       58.03%           47.18%       56.59%

Capital ratio       13.31%           13.23%           13.37%           8.26%     13.62%        8.12%           14.33%        7.88%

*Latest available data

Key performances indicators include:

     o    Return on Assets

          This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.41% and 1.70%, respectively, for the three month periods ending September 30, 2005 and 2004. Although the Company's return on assets ratio compares favorably to that of the industry, this ratio declined in 2005 as the result of lower net income and a higher level of average assets.

     o    Return on Equity

          This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders' equity investment in the Company. The Company's annualized return on equity ratio is below that of the industry's primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on average equity was 10.54% and 12.66%, respectively for the three month periods ending September 30, 2005 and 2004. Lower net income as the result of higher interest expense contributed to the lower return on equity as compared to that of a year ago.

     o    Net Interest Margin

          The net interest margin for the three months ended September 30, 2005 was 3.58% compared to 3.95% for the three months ended September 30, 2004. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The Company's net interest margin declined 37 basis points for the quarter ended September 30, 2005 when compared to the same period ended September 30, 2004, and is slightly higher than the industry average of 3.49%. Management expects the rising interest rate environment and the competitive nature of the Company's market environment to put downward pressure on the Company's margin for the remainder of 2005.

     o    Efficiency Ratio

          This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company's ability to manage noninterest expenses. The Company's efficiency ratio compares favorably to the industry's average and was 48.78% and 45.85% for the three months ended September 30, 2005 and 2004, respectively. Lower net interest income and an increase in salary and benefits of 5% compared to one year ago contributed to the higher efficiency ratio in 2005.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2005:

Weaker Results at Large Banks Produce a Decline in Industry Profits

     Lower servicing fee income, lower trading revenue, and a large charge for litigation settlement expenses led to a decline in the net income earned by insured institutions in the second quarter. The 8,868 commercial banks and savings institutions insured by the FDIC reported net income of $33.1 billion, a decline of $1.1 billion (3.3%) from the record quarterly total in the first quarter. Industry earnings still represented the second-best quarterly performance ever reported, and were $2.0 billion (6.3%) above the level of the second quarter of 2004. The quarter-to-quarter decline was caused by lower earnings at a few large banks; for the industry as a whole, almost two out of every three institutions (62%) reported higher net income than in the first quarter, but five of the ten largest insured institutions saw their earnings decline. Servicing fees were $2.2 billion (43.9%) lower than in the first quarter, while trading revenue fell by $1.9 billion (43.3%). Noninterest expenses rose by $2.2 billion (2.9%) from the first quarter, including a $1.2-billion charge for litigation settlement costs. On the positive side, sales of securities and other assets yielded $2.3 billion in gains, compared to $845 million in the first quarter and $1.6 billion in the second quarter of 2004. Strong growth in interest-earning assets produced a $672-million (0.9%) increase in net interest income. Loan-loss provision expenses were $434 million (7.0%) higher than in the first quarter, but were still $722 million (9.8%) below the level of a year earlier. The industry's return on assets (ROA) fell to 1.28 % in the second quarter, from 1.35% in the first quarter and 1.31% in the second quarter of 2004. More than half of all institutions (58%) had quarterly ROAs of 1 % or better, and only 5.6% of insured institutions reported a net loss for the quarter.

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

Income Statement Review for Three Months Ended September 30, 2005

     The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended September 30, 2005 and 2004:


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


                                                            AVERAGE BALANCE SHEETS AND INTEREST RATES
                                                                   Three Months Ended September 30,
                                                             2005                                     2004
                                             -------------------------------------------------------------------------
ASSETS                                         Average     Revenue/    Yield/            Average     Revenue/  Yield/
(dollars in thousands)                         balance     expense     rate              balance     expense   rate
----------------------------------------------------------------------------------------------------------------------

          Interest-earning assets
----------------------------------------------------------------------------------------------------------------------
Loans
Commercial                                    $ 66,715     $ 1,103      6.61%            $ 49,740    $   646    5.20%
Agricultural                                    30,352         572      7.54%              28,689        468    6.53%
Real estate                                    312,650       4,922      6.30%             289,358      4,291    5.93%
Installment and other                           30,914         439      5.68%              22,299        316    5.67%
                                             ---------------------------------         -------------------------------
Total loans (including fees) (1)              $440,631     $ 7,036      6.39%            $390,086    $ 5,721    5.87%

Investment securities
Taxable                                       $213,712     $ 2,180      4.08%            $218,252    $ 2,239    4.10%
Tax-exempt                                     125,579       1,960      6.24%             129,555      2,043    6.31%
                                             ---------------------------------         -------------------------------
Total investment securities                   $339,291     $ 4,140      4.88%            $347,807    $ 4,282    4.92%


Interest bearing deposits with banks          $  6,962          42      2.41%              $8,985        $33    1.47%
Federal funds sold                                 215           3      5.58%               1,086          3    1.10%
                                             ---------------------------------         -------------------------------
Total interest-earning assets (2)             $787,099     $11,221      5.70%            $747,964    $10,039    5.37%

Non-interest-earning assets                     38,288                                     45,047
                                             -----------                               -----------

TOTAL ASSETS                                  $825,387                                   $793,011
                                             ==========                                ===========

(1) Average loan balances include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

                                                                AVERAGE BALANCE SHEETS AND INTEREST RATES
                                                                    Three Months Ended September 30,
                                                                  2005                               2004
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY .............    Average   Revenue/    Yield/      Average    Revenue/   Yield/
(dollars in thousands) ...........................    balance    expense    rate        balance     expense   rate
                                                    ---------------------------------------------------------------------
            Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets .........   $305,367   $  1,407    1.84%     $324,818    $    817         1.01%
Time deposits < $100,000 .........................    174,961      1,426    3.26%      172,639       1,226         2.84%
Time deposits > $100,000 .........................     96,165        859    3.57%       67,127         427         2.54%
                                                    -----------------------------    -----------------------------------

Total deposits ...................................   $576,493   $  3,692    2.56%     $564,584    $  2,470         1.75%
Other borrowed funds .............................     61,674        483    3.13%       47,387         192         1.62%
                                                    -----------------------------    -----------------------------------

Total Interest-bearing ...........................   $638,167   $  4,175    2.62%     $611,971    $  2,662         1.74%
liabilities ......................................              --------

          Non-interest-bearing liabilities
Demand deposits ..................................   $ 68,543                         $ 66,449
Other liabilities ................................      7,966                            8,061
                                                      --------                         -------

Stockholders' equity .............................   $110,711                         $106,530
                                                      --------                         -------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY .............................   $825,387                         $793,011
                                                      ========                         =======

Net interest: income  / margin (1)................                 7,046    3.58%                 $  7,377         3.95%
                                                                 ========                          =======
Spread Analysis
Interest income/average assets ...................                11,221    5.44%                   10,039         5.06%
Interest expense/average assets ..................                 4,175    2.02%                    2,662         1.34%
Net interest income/average assets ...............                 7,046    3.41%                    7,377         3.72%


(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Net Interest Income

     For the three months ended September 30, 2005 and 2004, the Company's net interest margin adjusted for tax exempt income was 3.58% and 3.95%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2005 and September 30, 2004 totaled $6,360,000 and $6,662,000, respectively. For the quarter ended September 30, 2005, net interest income decreased $301,000 or 4.5% when compared to the same period in 2004.

     For the quarter ended September 30, 2005, interest income increased $1,211,000 or 13.0% compared to the same quarter a year ago. The increase in interest income was primarily attributable to growth in the loan portfolio at an average yield of 52 basis points higher than the third quarter of 2004. Commercial and commercial real estate portfolios had the largest dollar volume increases with First National, State Bank, and United Bank experiencing strong loan growth over the past twelve months.

     Interest expense increased $1,512,000 or 56.8% for the quarter ended September 30, 2005 when compared to the same period in 2004. The higher interest expense for the quarter is attributable to a higher volume and average rates on total deposits and other borrowed funds as short term market interest rates have increased significantly in comparison to the same period in 2004.

Provision for Loan Losses

     The Company's provision for loan losses for the three months ended September 30, 2005 was $118,000 compared to a negative $64,000 during the same period last year. The provision expense to fund the allowance for loan losses increased primarily as the result of higher general reserves relating to growth in the loan portfolio.

Non-interest Income and Expense

     Non-interest income increased $27,000, or 1.9% during the quarter ended September 30, 2005 compared to the same period in 2004. The increase can be primarily attributed to $266,000 of realized gains on the sale of securities in the Company's equity portfolio in the third quarter of 2005 in contrast to $20,000 of realized security gains in the third quarter of 2004. The sale of a small insurance agency and a gain on the sale of an other real estate property was the reason for the higher other non interest income in the third quarter of 2004 compared to 2005 quarterly results.

     Non-interest expense increased $103,000 or 2.8% for the third quarter of 2005 compared to the same period in 2004. The increase in non-interest expenses is related to normal increases in salaries and benefits, higher legal and professional fees including NASDAQ and legal fees relating to the recent stock split.

Income Taxes

     The provision for income taxes for the three months ended September 30, 2005 and September 30, 2004 was $962,000 and $1,067,000, respectively. This amount represents an effective tax rate of 24.8% for the three months ended September 30, 2005 versus 24.0% for the same quarter in 2004. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Income Statement Review for Nine Months Ended September 30, 2005

     The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2005 and 2004:

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


ASSETS
(dollars in thousands)
                                                                 AVERAGE BALANCE SHEETS AND INTEREST RATES
                                                                     Nine Months Ended September 30,
                                                              2005                                       2004
                                           ------------------------------------------   ----------------------------------------
                                                Average      Revenue/      Yield/           Average     Revenue/       Yield/
                                                balance      expense        rate            balance     expense         rate
                                           ------------------------------------------   ----------------------------------------
         Interest-earning assets
  Loans
  Commercial                                    $ 65,781       $3,092        6.27%         $ 47,120       $1,799         5.09%
  Agricultural                                    29,657        1,598        7.18%           27,981        1,348         6.42%
  Real estate                                    310,383       14,077        6.05%          279,027       12,421         5.94%
  Installment and other                           27,866        1,123        5.37%           22,757          977         5.72%
                                           ------------------------------------------   ----------------------------------------
Total loans (including fees) (1)                $433,687      $19,890        6.12%         $376,885      $16,545         5.85%

Investment securities
  Taxable                                       $219,253       $6,659        4.05%         $210,224       $6,635         4.21%
  Tax-exempt                                     127,256        6,000        6.29%          126,283        6,151         6.49%
                                           ------------------------------------------   ----------------------------------------
Total investment securities                     $346,509      $12,659        4.87%         $336,507      $12,786         5.07%

Interest bearing deposits with banks            $  7,099         $127        2.39%         $  8,501          $89         1.40%
Federal funds sold                                 6,341          130        2.73%           10,663           81         1.01%
                                           ------------------------------------------   ----------------------------------------
Total interest-earning assets (2)               $793,636      $32,806        5.51%         $732,556      $29,501         5.37%


Total noninterest-earning assets                $ 36,900                                   $ 47,440
                                           ----------------                             ----------------

TOTAL ASSETS                                    $830,536                                   $779,996
                                           ================                             ================

(1) Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.


LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
                                                                      AVERAGE BALANCE SHEETS AND INTEREST RATES
                                                                          Nine Months Ended September 30,
                                                              2005                                               2004
                                                ----------------------------------------------------------------------------------
                                                     Average     Revenue/      Yield/        Average       Revenue/     Yield/
                                                     balance      expense       rate         balance       expense       rate
                                                ----------------------------------------------------------------------------------
              Interest-bearing liabilities
Deposits
  Savings, NOW accounts, and money markets           325,671       4,066        1.66%        $323,812      $ 2,113       0.87%
  Time deposits < $100,000                           172,485       3,980        3.08%         174,494        3,748       2.86%
  Time deposits > $100,000                            89,030       2,191        3.28%          69,461        1,283       2.46%
                                                ----------------------------------------------------------------------------------
Total deposits                                       587,186      10,237        2.32%        $567,767      $ 7,144       1.68%
Other borrowed funds                                  59,643       1,149        2.57%          32,085          361       1.50%
                                                ----------------------------------------------------------------------------------
Total Interest-bearing                               646,829      11,386        2.35%        $599,852      $ 7,505       1.67%
liabilities

             Noninterest-bearing liabilities
Demand deposits                                       66,036                                  $64,927
Other liabilities                                      7,596                                    8,028
                                                ----------------                        -----------------

Stockholders' equity                                 110,075                                 $107,189
                                                ----------------                        -----------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 830,536                                 $779,996
                                                ================                        =================

Net interest income / margin  (1)                                 21,420        3.60%                      $21,996       4.00%
                                                                ========                                  ========
Spread Analysis
Interest income/average assets                                    32,806        5.27%                      $29,501       5.04%
Interest expense/average assets                                   11,386        1.83%                        7,505       1.28%
Net interest income/average assets                                21,420        3.44%                       21,996       3.76%

     (1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Net Interest Income

     For the nine months ended September 30, 2005 and 2004, the Company's net interest margin adjusted for tax exempt income was 3.60% and 4.00%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2005 and September 30, 2004 totaled $19,320,000 and $19,842,000, respectively, a 2.6% decline.

     For the nine months ended September 30, 2005, interest income increased $3,358,000 or 12.3% when compared to the same period in 2004. The increase was primarily attributable to growth in the loan portfolio at an average yield of 27 basis points higher than the nine months ended September 30, 2004. Commercial and commercial real estate portfolios had the largest dollar volume increases with First National, State Bank, and United Bank experiencing strong loan growth over the past twelve months.

     Interest expense increased $3,880,000 or 51.7% for the nine months ended September 30, 2005 when compared to the same period in 2004. The higher interest expense for the period is attributable to a higher volume and average rate on total deposits and other borrowed funds as short term market interest rates have increased significantly in comparison to the same period in 2004.

Provision for Loan Losses

     The Company's provision for loan losses for the nine months ended September 30, 2005 was $247,000 compared to $205,000 during the same period last year. Loan growth at United Bank and First National was the most significant factor leading to the higher provision expense recorded for nine months ended September 30, 2005. Net recoveries of $7,000 were realized in the nine months ended September 30, 2005 and compare to net recoveries of loans of $56,000 for the nine months ended September 30, 2004.

Non-interest Income and Expense

     Non-interest income increased $425,000, or 11.2% during the nine months ended September 30, 2005 compared to the same period in 2004. The increase can be attributed to a higher level of realized gains on the sale of securities in the Company's equity portfolio of $634,000 in 2005 compared to $51,000 in first nine months of 2004. Improved trust revenues contributed an additional $140,000 to non-interest income with State Bank generating additional income as the result of opening new trust relationships and the settlement of a large estate. The sale of a small insurance agency and a gain on the sale of an other real estate property was the reason for the higher other non interest income in the nine months ended September 30, 2004 compared to the same period in 2005.

     Non-interest expense increased $411,000 or 3.7% for the first nine months of 2005 compared to the same period in 2004. Annual salary increases and higher legal and professional fees were the primary contributing factors to the increase non-interest expense. The higher legal and professional fees relate to higher auditing costs to comply with the Sarbanes Oxley Act and NASDAQ fees associated with the recent stock split.

Income Taxes

     The provision for income taxes for September 30, 2005 and September 30, 2004 was $2,963,000 and $3,214,000, respectively. This amount represents an effective tax rate of 25.0% for the nine months ended September 30, 2005 versus 25.9% for the same nine months in 2004. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax-exempt securities.

Balance Sheet Review

     As of September 30, 2005, total assets were $824,413,000 compared to $839,753,000 as of December 31, 2004. A reduction in federal funds sold and securities available for sale balances has occurred since December 31, 2004, partially offset by higher loan balances. The lower asset levels are a result of a decline in funding liabilities. Securities sold under agreements to repurchase were much higher than historical averages as of December 31, 2004 as the result of a temporary increase in one large commercial customer's balance.

Investment Portfolio

     The investment portfolio totaled $343,498,000 as of September 30, 2005, lower than the December 31, 2004 balance of $363,459,000. The reduction is the result of sold and maturing investments being utilized to fund loan growth and a reduction in securities sold under agreements to repurchase.

Loan Portfolio

     Net loans totaled $435,708,000 as of September 30, 2005 compared to $411,639,000 as of December 31, 2004. The increased level of loans primarily relates to new loan originations at First National, State Bank, and United Bank. Commercial operating and commercial real estate loans were the lending categories with the most significant growth.

Deposits

     Deposits totaled $657,440,000 as of September 30, 2005, a decline from the $658,176,000 total as of December 31, 2004. The mix of deposits has changed as significant balances held in public fund money market accounts as December 31, 2004 has been replaced with public fund certificates of deposit exceeding $100,000. Average deposits balances for the third quarter 2005 compared to the second quarter 2005 decreased $26,403,000 or 3.9% with public funds accounting for nearly the entire decline in average deposit balances. The receipt of public funds relating to property tax collections in September of 2005 has improved temporarily the decline in average public fund balances the Company experienced in the third quarter of this year.

Other Borrowed Funds

     Other borrowed funds as of September 30, 2005 totaled $50,678,000 consisting of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Other borrowings as of December 31, 2004 totaled $64,072,000. Federal funds purchased as of September 30, 2005 totaled $15,000,000 and have been utilized to fund an expected run-off in repurchase agreement balances from December 31, 2004 levels.

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

Asset Quality Review and Credit Risk Management

     The Company's credit risk is centered in the loan portfolio, which on September 30, 2005 totaled $435,708,000 compared to $411,639,000 as of December 31, 2004. Net loans comprise 53% of total assets as of September 30, 2005. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer's failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company's level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans totaled 0.54% as of September 30, 2005. The problem loan ratio for Company's peer group of 383 bank holding companies with assets of $500 million to $1 billion was 0.51% compared to the Company's 0.38% as of June 30, 2005.

     Impaired loans totaled $2,394,000 as of September 30, 2005 compared to $1,976,000 as of December 31, 2004. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis, accruing loans, which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans. As of September 30, 2005, non-accrual loans totaled $1,911,000, loans past due 90 days still accruing totaled $483,000 and there were no restructured loans outstanding. Other real estate owned as of September 30, 2005 and December 31, 2004 totaled $233,000 and $772,000, respectively.

     The allowance for loan losses as a percentage of outstanding loans as of September 30, 2005 and December 31, 2004 was 1.52% and 1.55%, respectively. The allowance for loan and lease losses totaled $6,729,000 and $6,476,000 as of September 30, 2005 and December 31, 2004, respectively. Net loan charge-offs totaled $18,000 for the most recent quarter end compared to net loan recoveries of $99,000 for the three-month period ended September 30, 2004.

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

     As of September 30, 2005, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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


Review of the Company's Current Liquidity Sources

     Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions at September 30, 2005 and December 31, 2004 totaled $27,339,000 and $48,199,000, respectively.
The lower level of liquidity is primarily the result of lower federal funds sold balances that were utilized to fund increased loan demand.

     Other sources of liquidity available to the Banks as of September 30, 2005 include borrowing capacity with the Federal Home Loan Bank of Des Moines, Iowa of $31,000,000 and federal funds borrowing capacity at correspondent banks of $86,500,000 with a current outstanding federal fund purchase balances of $15,000,000. The Company had securities sold under agreements to repurchase totaling $33,529,000 and did not have any outstanding FHLB advances as of September 30, 2005.

     Total investments as of September 30, 2005 were $343,498,000 compared to $363,459,000 as of year end 2004. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of September 30, 2005.

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


Review of Statements of Cash Flows

     Operating cash flows for September 30, 2005 and 2004 totaled $9,450,000 and $9,684,000, respectively. The primary variance in operating cash flows for the first nine months of 2005 compared to the same period in 2004 is a decrease in other assets that was the result of selling an other real estate property.

     Net cash provided by investing activities through September 30, 2005 totaled $12,143,000 compared to cash used in investing activities of $51,264,000 in the nine months ended September 30, 2004. The increase in cash provided by investing activity was primarily due to lower bond purchases as a significant level of bond purchases occurred in 2004 and the use of maturing or sold investments to fund loan demand.

     Net cash used in financing activities for September 30, 2005 totaled $20,087,000 compared to cash provided by financing activities of $39,991,000 in the first nine months of 2004. Deposit runoff and a reduction in the utilization of other borrowed funds in 2005 contributed to the lower cash flow generated from financing activities. As of September 30, 2005, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

     The Company's liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the nine months ended September 30, 2005, dividends paid by the Banks to the Company amounted to $6,438,000 compared to $6,288,000 for the same period in 2004. In 2004, dividends paid by the Banks to the Company amounted to $8,384,000 through December 31, 2004 compared to $7,868,000 for the year ended December 31, 2003. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

     The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $34,175,000 that are presently available to provide additional liquidity to the Banks.

     Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

     No material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flows needs as of September 30, 2005 that is a concern to management.

Capital Resources

     The Company's total stockholders' equity decreased to $109,894,000 as of September 30, 2005, from $110,924,000 at December 31, 2004. The decrease in equity is attributable to lower net unrealized gains on securities available for sale offset by a higher level of retained earnings. At September 30, 2005 and December 31, 2004, stockholders' equity as a percentage of total assets was 13.36% and 13.21%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines as of September 30, 2005.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates, which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed to-date in 2005 changed significantly when compared to 2004.

Item 4.  Controls and Procedures

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company's internal controls over financial reporting.

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

                                              AMES NATIONAL CORPORATION

DATE: November 7, 2005                        By:  /s/ Daniel L. Krieger
                                                   ----------------------------
                                                   Daniel L. Krieger, President
                                                   Principal Executive Officer




                                              By:  /s/ John P. Nelson
                                                   ----------------------------
                                                  John P. Nelson, Vice President
                                                  Principal Financial Officer