Form 10-K
period 2005-12-31
AMES NATIONAL CORP
filed 2006-03-15
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005.	Commission File Number 0-32637.

AMES NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 FIFTH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

(515) 232-6251
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $2.00 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      *      No      ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes      *      No      ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      ☒     No     *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       *   No      ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer         *  _  Accelerated filer        ☒ _   Non-accelerated filer       *

As of June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ market, was $259,242,857. Shares of common stock beneficially owned by each executive officer and director of the Company and by each person who owns 5% or more of the outstanding common stock have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock on February 28, 2006, was 9,419,271.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on March 16, 2006, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100% of the stock of five banking subsidiaries consisting of two national banks and three state-chartered banks, as described below. All of the Company’s operations are conducted in the State of Iowa and primarily within the central Iowa counties of Boone, Story and Marshall where the Company’s banking subsidiaries are located. The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries. The principal executive offices of the Company are located at 405 Fifth Street, Ames, Iowa 50010 and its telephone number is (515) 232-6251.

The Company was organized and incorporated on January 21, 1975 under the laws of the State of Iowa to serve as a holding company for its principal banking subsidiary, First National Bank, Ames, Iowa ("First National") located in Ames, Iowa. In 1983, the Company acquired the stock of the State Bank & Trust Co. ("State Bank") located in Nevada, Iowa; in 1991, the Company, through a newly-chartered state bank known as Boone Bank & Trust Co. ("Boone Bank"), acquired certain assets and assumed certain liabilities of the former Boone State Bank & Trust Company located in Boone, Iowa; in 1995, the Company acquired the stock of the Randall-Story State Bank (”Randall-Story Bank”) located in Story City, Iowa; and in 2002, the Company chartered and commenced operations of a new national banking organization, United Bank & Trust NA (“United Bank”), located in Marshalltown, Iowa. First National, State Bank, Boone Bank, Randall-Story Bank and United Bank are each operated as a wholly owned subsidiary of the Company. These five financial institutions are referred to in this Form 10-K collectively as the “Banks” and individually as a “Bank”.

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

The Banks’ lending activities consist primarily of short-term and medium-term commercial and residential real estate loans, agricultural and business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans and secondary mortgage loan origination. The Banks also offer a variety of demand, savings and time deposits, cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks and automated teller machine access. Four of the five Banks also offer trust services.

The Company provides various services to the Banks which include, but are not limited to, management assistance, internal auditing services, human resources services and administration, compliance management, marketing assistance and coordination, loan review and assistance with respect to computer systems and procedures.

Banking Subsidiaries

First National Bank, Ames, Iowa. First National is a nationally chartered, commercial bank insured by the Federal Deposit Insurance Corporation (the “FDIC”). It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company. First National provides full-service banking to businesses and residents within the Ames community and surrounding area. It provides a variety of products and services designed to meet the needs of the market it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships. First National conducts business out of three full-service offices and one super market location, all located in the city of Ames.

As of December 31, 2005, First National had capital of $39,745,000 and 89 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income of $6,417,000 in 2005, $6,949,000 in 2004 and $6,621,000 in 2003. Total assets as of December 31, 2005, 2004 and 2003 were $413,412,000, $436,074,000 and $381,086,000, respectively.

State Bank & Trust Co., Nevada, Iowa. State Bank is an Iowa, state-chartered, FDIC insured commercial bank. State Bank was acquired by the Company in 1983 through a stock transaction whereby the then shareholders of State Bank exchanged all their State Bank stock for stock in the Company. State Bank was organized in 1939 and provides full-serve banking to businesses and residents within the Nevada area from its main Nevada location and two offices, one in McCallsburg, Iowa and the other in Colo, Iowa. It is strong in agricultural, commercial and residential real estate lending.

As of December 31, 2005, State Bank had capital of $11,035,000 and 21 full-time equivalent employees. It had net income of $1,401,000 in 2005, $1,707,000 in 2004 and $1,554,000 in 2003. Total assets as of December 31, 2005, 2004 and 2003 were $112,626,000, $112,599,000 and $100,712,000, respectively.

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

As of December 31, 2005, Boone Bank had capital of $12,419,000 and 28 full-time equivalent employees. It had net income of $1,849,000 in 2005, $2,059,000 in 2004 and $1,920,000 in 2003. Total assets as of December 31, 2005, 2004 and 2003 were $108,780,000, $112,578,000 and $110,712,000, respectively.

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

As of December 31, 2005, Randall-Story Bank had capital of $7,687,000 and 15 full-time equivalent employees. It had net income of $869,000 in 2005, $1,036,000 in 2004 and $810,000 in 2003. Total assets as of December 31, 2005, 2004 and 2003 were $70,371,000, $74,427,000 and $72,581,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally chartered, commercial bank insured by the FDIC. It was newly chartered in June of 2002 and offers a broad range of deposit and loan products, as well as Internet banking and trust services to customers located in the Marshalltown and surrounding Marshall County area.

As of December 31, 2005, United Bank had capital of $7,236,000 and 19 full-time equivalent employees. United Bank had a profit in 2005 and 2004 of $124,000 and $105,000, respectively; and posted a net loss in 2003 of $465,000. Total assets as of December 31, 2005, 2004 and 2003 were $94,684,000, $89,653,000 and $68,397,000, respectively.

Business Strategy and Operations

As a locally owned, multi-bank holding company, the Company emphasizes strong personal relationships to provide products and services that meet the needs of the Banks’ customers. The Company seeks to achieve growth and maintain a strong return on equity. To accomplish these goals, the Banks focus on small to medium size businesses that traditionally wish to develop an exclusive relationship with a single bank. The Banks, individually and collectively, have the size to give the personal attention required by business owners, in addition to the credit expertise to help businesses meet their goals.

The Banks offer a full range of deposit services that are typically available in most financial institutions, including checking accounts, savings accounts and time deposits of various types, ranging from money market accounts to longer-term certificates of deposit. One major goal in developing the Banks' product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to each Bank's principal market area at rates competitive in that Bank’s market. In addition, retirement accounts such as IRAs (Individual Retirement Accounts) are available. The FDIC insures all deposit accounts up to the maximum amount. The Banks solicit these accounts from small-to-medium sized businesses in their respective primary trade areas, and from individuals who live and/or work within these areas. No material portion of the Banks' deposits has been obtained from a single person or from a few persons. Therefore, the Company does not believe that the loss of the deposits of any person or of a few persons would have an adverse effect on the Banks' operations or erode their deposit base.

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

Credit Management

The Company strives to achieve sound credit risk management. In order to achieve this goal, the Company has established uniform credit policies and underwriting criteria for the Banks’ loan portfolios. The Banks diversify in the types of loans offered and are subject to regular credit examinations, annual internal and external loan audits and annual review of large loans, as well as quarterly reviews of loans experiencing deterioration in credit quality. The Company attempts to identify potential problem loans early, charge off loans promptly and maintain an adequate allowance for loan losses. The Company has established credit guidelines for the Banks’ lending portfolios which include guidelines relating to the more commonly requested loan types, as follows:

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios of 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination. Fully amortized monthly repayment terms normally do not exceed twenty years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 45% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is dependent on weather conditions and government programs.

Commercial and Agricultural Operating Lines - These loans are made to businesses and farm operations with terms up to twelve months. The credit needs are generally seasonal with the source of repayment coming from the entity’s normal business cycle. Cash flow reviews are completed to establish the ability to service the debt within the terms of the loan. A first priority lien on the general assets of the business normally secures these types of loans. Loan to value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Crop and hail insurance is required for most agricultural borrowers. Loans are generally guaranteed by the principal(s).

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

Residential First Mortgage Loans - Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods of no longer than seven years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios normally do not exceed 80% without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks’ collateral position. Loans secured by one to four family residential properties represent approximately 23% of the loan portfolio.

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

Consumer Loans - Consumer loans are normally made to consumers under the following guidelines. Automobiles - loans on new and used automobiles generally will not exceed 80% and 75% of the value, respectively. Recreational vehicles and boats - 66% of the value. Mobile home - maximum term on these loans is 180 months with the loan-to-value ratio generally not exceeding 66%. Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Banks’ collateral position. Unsecured - The term for unsecured loans generally does not exceed 12 months. Consumer and other loans represent approximately 7% of the loan portfolio.

Employees

At December 31, 2005, the Banks had a total of 172 full-time equivalent employees and the Company had an additional 10 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

Market Area

The Company operates five commercial banks with locations in Story, Boone and Marshall Counties in central Iowa.

First National is located in Ames, Iowa with a population of 50,731. The major employers are Iowa State University, Ames Laboratories, Iowa Department of Transportation, Mary Greeley Medical Center, National Veterinary Services Laboratory, Ames Community Schools, City of Ames, Barilla, Sauer-Danfoss and McFarland Clinic. First National’s primary business includes providing retail banking services and business and consumer lending. First National has a minimum exposure to agricultural lending.

Boone Bank is located in Boone, Iowa with a population of 12,800. Boone is the county seat of Boone County. The major employers are Fareway Stores, Inc., Patterson Dental Supply Co., Union Pacific Railroad, and Communication Data Services. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 6,658. Nevada is the county seat of Story County. The major employers are Print Graphics, General Financial Supply, Central Iowa Printing, Burke Corporation and Almaco. State Bank provides various types of loans with a major agricultural presence. It provides a wide variety of banking services including trust, deposit, ATM, and merchant card processing.

Randall-Story Bank is located in Story City, Iowa with a population of 3,228. The major employers are Pella Corporation, Bethany Manor, American Packaging, Precision Machine and Record Printing. Located in a major agricultural area, it has a strong presence in this type of lending. As a full service commercial bank it provides a full line of products and services.

United Bank is located in Marshalltown, Iowa with a population of 26,123. The major employers are Swift & Co., Fisher Controls International, Lennox Industries and Marshalltown Medical & Surgical Center. The bank offers a full line of loan, deposit, and trust services. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans, automobile financing and real estate loans.

Competition

The geographic market area served by the Banks is highly competitive with respect to both loans and deposits. The Banks compete principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, finance divisions of auto and farm equipment companies, agricultural suppliers and other financial service providers. Some of these competitors are local, while others are statewide or nationwide. The major commercial bank competitors include F & M Bank, U.S. Bank National Association and Wells Fargo Bank, each of which have a branch office or offices within the Banks’ primary trade areas. Among the advantages such larger banks have are their ability to finance extensive advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. These larger banking organizations have much higher legal lending limits than the Banks and thus are better able to finance large regional, national and global commercial customers.

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

As of December 31, 2005, there were 28 FDIC insured institutions having approximately 62 offices or branch offices within Boone, Story and Marshall County, Iowa where the Banks' offices are located. First National, State Bank and Randall-Story Bank together have the largest percentage of deposits in Story County and Boone Bank has the highest percentage of deposits in Boone County.

The Banks also compete with the financial markets for funds. Yields on corporate and government debt securities and commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for funds with equity, money market, and insurance products offered by brokerage and insurance companies. This competitive trend will likely continue in the future.

The Company anticipates bank competition will continue to change materially over the next several years as more financial institutions, including the major regional and national banks, continue to consolidate. Credit unions, which are not subject to income taxes, have a significant competitive advantage and provide additional competition in the Company’s local markets.

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

USA Patriot Act. The USA Patriot Act was enacted in 2001 which, together with regulations issued pursuant to this act, substantially broadened previously existing anti-money laundering law and regulation, increased compliance, due diligence and reporting obligations for financial institutions, created new crimes and penalties and required federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties in combating money laundering activities. The act requires all financial institutions to establish certain anti-money laundering compliance and due diligence programs that are reasonably designed to detect and report instances of money laundering. The Company believes its compliance policies, procedures and controls satisfy the material requirements of the Patriot Act and regulations; however, changes are being proposed by Congress that will likely change some of the Act’s requirements in 2006.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act was enacted in 2002 to, among other things, increase corporate responsibility and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the federal securities laws. This act generally applies to all companies that are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The act implements significant changes in the responsibilities of officers and directors of public companies and makes certain changes to the corporate reporting obligation of those companies and their external auditors. Among the requirements and prohibitions addressed by the act are certifications required by CEOs and CFOs of periodic reports filed with the SEC; accelerated reporting of stock transactions by directors, officers and large shareholders; prohibitions against personal loans from companies to directors and executive officers (except loans made in the ordinary course of business); requirements for public companies’ audit committees; requirements for auditor independence; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and executive officers in the 12-month period following initial publication of any financial statements that later require restatement; various increased criminal penalties for violations of securities laws; and the creation of a public company accounting oversight board. Rules adopted by the SEC to implement various provisions of the act include CEO and CFO certifications related to fair presentation of financial statements and financial information in public filings, as well as management’s evaluation of disclosure controls and procedures; disclosure of whether any audit committee members qualify as a “financial expert”; disclosures related to audit committee composition and auditor pre-approval policies; disclosure related to adoption of a written code of ethics; reconciling non-GAAP financial information with GAAP in public communications; disclosure of off-balance sheet transactions; and disclosure related to director independence and the director nomination process. The Company has adopted modifications to its corporate governance procedures to comply with the provisions of the act and regulations.

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

Under the Financial Services Modernization Act, eligible bank holding companies may elect (with the approval of the Federal Reserve) to become a "financial holding company." Financial holding companies are permitted to engage in certain financial activities through affiliates that had previously been prohibited activities for bank holding companies. Such financial activities include securities and insurance underwriting and merchant banking. At this time, the Company has not elected to become a financial holding company, but may choose to do so at some time in the future.

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

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized". Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of February 28, 2006, neither the Company nor any of the Banks were subject to any regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Furthermore, as of that same date, each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

First National Bank, as a national bank, generally may pay dividends, without obtaining the express approval of the Office of the Comptroller of the Currency, in amount up to its retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits as defined by the OCC, consists of net income less dividends declared during the period. Boone Bank, Randall-Story Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits. Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

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

National Monetary Policies

In addition to being affected by general economic conditions, the earnings and growth of the Banks are affected by the regulatory authorities’ policies, including the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply, credit conditions and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits and the Federal Reserve Discount Rate, which is the rate charged member banks to borrow from the Federal Reserve Bank. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

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

Availability of Information on Company Website

The Company files periodic reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Company makes available on or through its website free of charge all periodic reports filed by the Company with the SEC, including any amendments to such reports, as soon as reasonably practicable after such reports have been electronically filed with the SEC. The address of the Company’s website on the Internet is: www.amesnational.com.

The Company will provide a paper copy of these reports free of charge upon written or telephonic request directed to John P. Nelson, Vice President and Secretary, 405 Fifth Street, Ames, Iowa 50010 or (515) 232-6251 or by email request at info@amesnational.com. The information found on the Company’s website is not part of this or any other report the Company files with the SEC.

Executive Officers of Company and Banks

The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Unless otherwise indicated, each executive officer has served in his current position for the past five years.

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Kevin G. Deardorff	51	Vice President & Technology Director of the Company.

Leo E. Herrick	64	President of United Bank commencing June, 2002. Previously, employed as Chairman of the Board and President of F&M Bank-Iowa, Marshalltown, Iowa.

Daniel L. Krieger	69
Chairman of the Company since 2003 and President of Company since 1997. Previously served as President of First National. Also serves as a Director of the Company, Chairman of the Board and Trust Officer of First National and Chairman of the Board of Boone Bank and United Bank.

Stephen C. McGill	51	President of State Bank since 2003. Previously served as Senior Vice President of State Bank.

John P. Nelson	39	Vice President, Secretary and Treasurer of Company. Also serves as Director of Randall-Story Bank and State Bank.

Thomas H. Pohlman	55	President of First National since 1999. Previously served as Senior Vice President of First National.

Jeffrey K. Putzier	44	President of Boone Bank since 1999.

Harold E. Thompson	60	President of Randall Story Bank since 2003. Previously served as Executive Vice President of Randall-Story State Bank.

Terrill L. Wycoff	62	Executive Vice President of First National since 2000. Previously served as served as Senior Vice President of First National.

ITEM 1A.	RISK FACTORS

Rising Interest Rates

Rising interest rates will present a challenge to the Company in 2006. Continued increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily its deposits and other borrowings). Therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income, as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

Concentration of Operations

The Company’s operations are concentrated in central Iowa. As a result of this geographic concentration, the Company’s results may correlate to the economic conditions in this area. Deterioration in economic conditions, particularly in the industries on which this area depends, may adversely affect the quality of the Company’s loan portfolio and the demand for the Company’s products and services, and accordingly, its results of operations.

Risks Associated with Loans

A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company’s loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations.

Competition with Larger Financial Institutions

The banking and financial services business in the Company’s market area continues to be a competitive field and is becoming more competitive as a result of:

•	changes in regulations;

•	changes in technology and product delivery systems; and

•	the accelerating pace of consolidation among financial services providers.

It may be difficult to compete effectively in the Company’s market, and results of operations could be adversely affected by the nature or pace of change in competition. The Company competes for loans, deposits and customers with various bank and non-bank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

Trading Volume

The trading volume in the Company’s common stock on the Nasdaq Small Cap Market is relatively limited compared to those of larger companies listed on the Nasdaq Small Cap Market, the Nasdaq National Market System, the New York Stock Exchange or other consolidated reporting systems or stock exchanges. A change in the supply or demand for the Company’s common stock may have a more significant impact on the price of the Company’s stock than for more actively traded companies.

Technological Advances

The financial services industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in the Company’s operations. Many of our competitors have substantially greater resources than the Company to invest in technological improvements.

Government Regulations

Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company’s operations. The Company and its Banks are subject extensive supervision of, and examination by, federal and state regulatory authorities which may limit the Company’s growth and the return to our shareholders by restricting certain activities, such as:

•	the payment of dividends to the Company’s shareholders;

•	the payment of dividends to the Company from the Banks;

•	possible mergers with or acquisitions of or by other institutions;

•	investment policies;

•	loans and interest rates on loans;

•	interest rates paid on deposits;

•	expansion of branch offices; and/or

•	the possibility to provide or expand securities or trust services.

The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect the Company’s net income.

Equity Prices

A substandard performance in the Company’s equity portfolio could lead to a reduction in the historical level of realized security gains, thereby negatively impacting the Company’s earnings. The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks with an estimated fair market value of approximately $22 million as of December 31, 2005. The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has not received any written comments from the staff of the SEC regarding its periodic or current reports filed under the Exchange Act in 2005.

ITEM 2.	PROPERTIES

The Company's office is housed in the main office of First National located at 405 Fifth Street, Ames, Iowa and occupies approximately 3,357 square feet. A lease agreement between the Company and First National provides the Company will make available for use by First National an equal amount of interior space at the Company’s building located at 2330 Lincoln Way in lieu of rental payments. The main office is owned by First National free of any mortgage and consists of approximately 45,000 square feet and includes a drive-through banking facility. In addition to its main office, First National conducts its business through two full-service offices, the University office and the North Grand office, and one super-market location, the Cub Food office. All offices are presently located within the city of Ames; however, land was purchased in 2005 in Ankeny, Iowa to open a new full-service branch office in 2006. The North Grand office is owned by First National free of any mortgage. The University office is located in a 16,000 square foot multi-tenant property owned by the Company. A 24-year lease agreement with the Company has been modified in 2002 to provide that an equal amount of interior space will be made available to the Company at First National’s main office at 405 Fifth Street in lieu of rental payments. First National will continue to rent the drive-up facilities of approximately 1,850 square feet at this location for $1,200 per month. The Cub Foods office is leased by First National under a 20 year lease with a five year initial term and three, five year renewal options. The current annual rental payment is $21,000.

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

United Bank conducts its business from its main office located at 2101 South Center Street, Marshalltown, Iowa. The 5,200 square foot premise was constructed in 2002. In 2005, United Bank purchased a branch location at 29 S. Center Street in Marshalltown that is 1,972 square feet. Both properties are owned by United Bank free of any mortgage.

The property the Company owns is located at 2330 Lincoln Way, Ames, Iowa consisting of a multi tenant building of approximately 16,000 square feet. First National leases 5,422 square feet of this building to serve as its University Office. 4,131 square feet of the remaining space is currently leased to five tenants who occupy the space for business purposes; the remaining 3,536 square feet of rentable space is currently unoccupied. The Company purchased real estate adjacent to 2330 Lincoln Way at 2318 Lincoln Way for a total purchase price of $400,000 in 2005. The 2318 Lincoln Way property consists of a single story commercial building with 2,400 square feet of leased space that is currently occupied by one tenant for business purposes.

ITEM 3.	LEGAL PROCEEDINGS

The Banks are from time to time parties to various legal actions arising in the normal course of business. The Company believes that there is no threatened or pending proceeding against the Company or the Banks, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company or the Banks.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF COMMON STOCK

On February 28, 2006, the Company had approximately 577 shareholders of record. The Company’s common stock is traded on the NASDAQ SmallCap Market under the symbol “ATLO”. Trading in the Company’s common stock is, however, relatively limited.

On June 15, 2005, shareholders of the Company approved an amendment to the Restated Articles of Incorporation increasing the Company’s authorized common stock from 6 million to 18 million shares and reducing the par value of such common stock from $5.00 to $2.00 per share. The purpose of the amendment was to provide a sufficient number of shares of authorized common stock to accommodate a 3-for-1 stock split previously approved by the Board of Directors of the Company on May 11, 2005. The stock split was effective July 15, 2005 for holders of record as of July 1, 2005. Share and per share data for all periods presented have been restated to reflect the stock split.

The Board of Directors of the Company approved a stock repurchase program on November 9, 2005. The Company has a strong capital position and this program provides an opportunity to repurchase Company stock on the open market when it is deemed to be favorably priced for repurchase. The program authorizes the repurchase of up to 90,000 shares during the calendar year 2006, or approximately 1% of 9,419,271 shares of common stock presently outstanding. The repurchases will be made in open market transactions at the discretion of management using Company cash. The timing and actual number of shares purchased will depend on a variety of factors such as price, the Company’s liquidity position and other market conditions. The program may be limited or discontinued at any time without notice. The Company did not repurchase any shares in 2005.

Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

2005			2004
Market Price			Market Price
Quarter	High	Low	Quarter	High	Low
1st	$32.67	$27.57	1st	$20.33	$19.42
2nd	$40.00	$30.00	2nd	$21.17	$20.00
3rd	$42.82	$25.57	3rd	$23.83	$20.75
4th	$29.00	$23.12	4th	$35.00	$23.50

The Company declared aggregate annual cash dividends in 2005 and 2004 of $9,417,000 and $7,590,000, respectively, or $1.00 per share in 2005 and $0.81 per share in 2004. In February 2006, the Company declared an aggregate cash dividend of $2,355,000 or $.25 per share. Quarterly dividends declared during the last two years were as follows:

	2005	2004
Quarter	Cash dividends declared per share	Cash dividends declared per share

1st	$0.25	$0.153
2nd	0.25	0.327
3rd	0.25	0.163
4th	0.25	0.163

The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors of the Company and will be subject to, among other things, the future earnings, capital requirements and financial condition of the Company and certain regulatory restrictions imposed on the payment of dividends by the Banks. Such restrictions are discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2005 through 2001 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Year Ended December 31
	(dollars in thousands, except per share amounts)
	2005	2004	2003	2002	2001

STATEMENT OF INCOME DATA
Interest income	$41,306	$37,354	$35,314	$36,270	$41,474
Interest expense	15,933	10,564	10,339	11,663	18,883

Net interest income	25,373	26,790	24,975	24,607	22,591
Provision for loan losses	331	479	645	688	898

Net interest income after provision for
loan losses	25,042	26,311	24,330	23,919	21,693
Noninterest income	5,613	5,269	6,435	5,135	5,080
Noninterest expense	15,210	14,935	14,819	13,276	11,587

Income before provision for income tax	15,445	16,645	15,946	15,778	15,186
Provision for income tax	3,836	4,255	4,321	4,438	4,639

Net Income	$11,609	$12,390	$11,625	$11,340	$10,547

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$9,417	$7,590	$7,142	$6,820	$5,187
Cash dividends declared per share	$1.00	$0.81	$0.76	$0.73	$0.55
Basic and diluted earnings per share	$1.23	$1.32	$1.24	$1.21	$1.13
Weighted average shares outstanding	9,415,599	9,405,705	9,393,672	9,381,855	9,371,655

BALANCE SHEET DATA
Total assets	$819,444	$839,753	$752,786	$677,229	$622,280
Net loans	440,318	411,639	355,533	329,593	323,043
Deposits	668,342	658,176	619,549	550,622	511,509
Stockholders' equity	109,227	110,924	107,325	101,523	93,622
Equity to assets ratio	13.33%	13.21%	14.26%	14.99%	15.04%

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$11,609	$12,390	$11,625	$11,340	$10,547
Average assets	831,198	793,076	726,945	635,816	616,971
Average stockholders' equity	109,802	108,004	104,141	98,282	91,373

Return on assets (net income divided by average assets)	1.40%	1.56%	1.60%	1.78%	1.71%
Return on equity (net income divided by average equity)	10.57%	11.47%	11.16%	11.54%	11.54%
Net interest margin (net interest income divided by average earning assets)	3.56%	3.97%	4.02%	4.51%	4.19%

Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	49.09%	46.59%	47.18%	44.64%	41.87%

Dividend payout ratio (dividends per share divided by net income per share)	81.30%	61.46%	60.05%	49.11%	54.11%
Dividend yield (dividends per share divided by closing year-end market price)	3.89%	3.91%	4.69%	4.15%	2.87%
Equity to assets ratio (average equity divided by average assets)	13.21%	14.33%	15.46%	14.81%	12.78%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company does not engage in any material business activities apart from its ownership of the Banks and managing its own bond and equity portfolio. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and trust services. The Banks also offer investment services through a third-party broker dealer. The Company employs ten individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems and the coordination of management activities, in addition to 172 full-time equivalent individuals employed by the Banks.

The Company’s primary competitive strategy is to utilize seasoned and competent Bank management and local decision-making authority to provide customers with prompt response times and flexibility in the products and services offered. This strategy is viewed as providing an opportunity to increase revenues through creating a competitive advantage over other financial institutions. The Company also strives to remain operationally efficient to provide better profitability while enabling the Company to offer more competitive loan and deposit rates.

The principal sources of Company revenues and cashflow are: (i) interest and fees earned on loans made by the Banks; (ii) service charges on deposit accounts maintained at the Banks; (iii) interest on fixed income investments held by the Banks; (iv) fees on trust services provided by those Banks exercising trust powers; and (v) securities gains and dividends on equity investments held by the Company and the Banks. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Banks’ loan and deposit functions; and (iv) occupancy expenses for maintaining the Banks’ facilities. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company reported net income of $11,609,000 for the year ended December 31, 2005 compared to $12,390,000 and $11,625,000 reported for the years ended December 31, 2004 and 2003, respectively. This represents a decrease of 6.3% when comparing 2005 and 2004, and an increase of 6.6% when comparing 2004 and 2003. The decline in net income in 2005 is primarily the result of lower net interest income as the result of higher market interest rates causing deposit interest expense to increase more quickly than interest income on earning assets. The improvement in net income for 2004 can be attributed primarily to higher net interest income resulting from a higher volume of loans and investments partially offset by lower secondary market income and security gains. Earnings per share for 2005 were $1.23 compared to a record $1.32 in 2004 and $1.24 in 2003. Each of the Banks had profitable operations during 2005.

The Company’s return on average equity for 2005 was 10.57% compared to 11.47% and 11.16% in 2004 and 2003, respectively, and the return on average assets for 2005 was 1.40% compared to 1.56% in 2004 and 1.60% in 2003.

Lower net interest income caused both the return on average equity and return on average assets to decline in 2005 compared to 2004. Higher net income and lower capital levels relating to the average net unrealized gain on securities available for sale contributed to the improved return on average equity in 2004. The decline in the return on average assets in 2004 can be attributed to growth in assets at slightly lower profitability margins.

The following discussion will provide a summary review of important items relating to:

•	Challenges
•	Key Performance Indicators and Industry Results
•	Income Statement Review
•	Balance Sheet Review
•	Asset Quality and Credit Risk Management
•	Liquidity and Capital Resources
•	Interest Rate Risk

Challenges

Management has identified certain challenges that may negatively impact the Company’s revenues in the future and is attempting to position the Company to best respond to those challenges.

•
Rising interest rates will present a challenge to the Company in 2006. Continued increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

•
The Company’s market in central Iowa has numerous banks, credit unions, investment and insurance companies competing for similar business opportunities. This competitive environment will continue to put downward pressure on the Banks’ net interest margins and thus affect profitability. Strategic planning efforts at the Company and Banks continue to focus on capitalizing on the Banks’ strengths in local markets while working to identify opportunities for improvement to gain competitive advantages.

•
A substandard performance in the Company’s equity portfolio could lead to a reduction in the historical level of realized security gains, thereby negatively impacting the Company’s earnings. The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks with an estimated fair market value of approximately $22 million as of December 31, 2005. The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,832 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Year Ended December 31,
	2005		2004		2003
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.40%	1.28%	1.56%	1.29%	1.60%	1.38%

Return on equity	10.57%	12.46%	11.47%	13.28%	11.16%	15.04%

Net interest margin	3.56%	3.49%	3.97%	3.53%	4.02%	3.73%

Efficiency ratio	49.09%	57.24%	46.59%	58.03%	47.18%	56.59%

Capital ratio	13.21%	8.25%	13.62%	8.12%	14.33%	7.88%

Key performance indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. Although the Company’s return on assets ratio compares favorably to that of the industry, this ratio declined in 2005 as compared to 2004 as the result of lower net interest income.

•	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company’s return on equity ratio is below that of the industry primarily as a result of lower net interest income in 2005 and the higher level of capital the Company maintains for future growth and acquisitions.

•	Net Interest Margin

The ratio is calculated by dividing net interest income by average earning assets. Earning assets consist primarily of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings. The Company’s net interest margin is in line with peer bank averages but has fallen since 2004 as rising market interest rates have caused interest expense to increase more quickly than interest income.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio compares favorably to the industry average.

•	Capital Ratio

The capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio is significantly higher than the industry average.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2005:

Challenged by a flattening yield curve and softening loan demand, FDIC-insured institutions managed to post their fourth-best earnings quarter ever in the fourth quarter of 2005. Net income of the 8,832 insured banks and thrifts was $1.7 billion (5.4%) higher than in the fourth quarter of 2004, thanks primarily to a $3.2-billion (4.0%) increase in net interest income. Noninterest income made a modest $373 million (0.7%) pretax contribution to the improvement in earnings. Against these positive factors, expenses for loan-loss provisions were $893 million (11.6%) higher, and gains on sales of securities and other assets were $624 million (56.4%) lower. Noninterest expenses registered a small increase, rising by $824 million (1.0%) from a year earlier. The average return on assets (ROA) in the fourth quarter was 1.22%, the lowest quarterly level since the fourth quarter of 2002. The average ROA in the fourth quarter of 2004 was 1.25%. Almost half of all insured institutions (49.7%) reported a fourth-quarter ROA of one percent or better, slightly above the 48.0% of institutions that achieved that benchmark in the fourth quarter of 2004. At the other end of the performance spectrum, the share of unprofitable institutions declined slightly to 9.4%, from 9.5% a year earlier. More than half of all institutions reported higher quarterly earnings (58.6%), and higher quarterly ROAs (51.2%) than a year ago.

The average net interest margin in the fourth quarter was 3.49%, down slightly from 3.50% in the third quarter, and matching the fourteen-year low level reached in the second quarter. The average margin in the fourth quarter of 2004 was 3.63%. A combination of rising short-term interest rates and relatively stable longer-term rates has caused the spread between these rates to diminish considerably throughout 2005. For insured banks and thrifts, which have traditionally lent "long" and borrowed "short," the narrowing of this spread has put downward pressure on the relative profitability of their lending and deposit-taking. The effect has been less pronounced at smaller institutions during 2005. They obtain most of their funding from smaller denomination "core" deposits, which tend to reprice upward more slowly when short-term interest rates rise. Large institutions fund a larger share of their assets with short-term nondeposit liabilities, which reprice more quickly when rates rise. A majority of institutions (54.9%) reported higher net interest margins for the full year in 2005 than they reported for 2004, but most of the improvements occurred prior to the fourth quarter, and they were concentrated among smaller institutions. The 4.0% increase in net interest income between the fourth quarter of 2004 and the fourth quarter of 2005 was made possible by 7.9% growth in interest-earning assets during that period which outweighed the negative effect of the narrower average margin.

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the last three years.

Critical Accounting Policy

The discussion contained in this Item 7 and other disclosures included within this report are based on the Company’s audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” accompanying the Company’s audited financial statements. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified the allowance for loan losses to be the Company’s most critical accounting policy.

The allowance for loan losses is established through a provision for loan losses that is treated as an expense and charged against earnings. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company’s market area and the expected trend of the economic conditions. To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or lesser than future charge-offs.

Average Balances and Interest Rates

The following two tables are used to calculate the Company’s net interest margin. The first table includes the Company’s average assets and the related income to determine the average yield on earning assets. The second table includes the average liabilities and related expense to determine the average rate paid on interest bearing liabilities. The net interest margin is equal to the interest income less the interest expense divided by average earning assets.

ASSETS
	2005			2004			2003
	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
(dollars in thousands)
Interest-earning assets
Loans
Commercial	$66,581	$4,286	6.44%	$48,775	$2,548	5.22%	$38,288	$2,163	5.65%
Agricultural	29,772	2,143	7.20%	28,406	1,839	6.47%	25,962	1,783	6.87%
Real estate	310,438	18,912	6.09%	285,087	17,169	6.02%	264,494	16,909	6.39%
Consumer and other	29,206	1,638	5.61%	23,079	1,317	5.71%	21,068	1,342	6.37%
Total loans (including fees)	$435,997	$26,979	6.19%	$385,347	$22,873	5.94%	$349,812	$22,197	6.35%

Investment securities
Taxable	$216,785	$8,823	4.07%	$213,043	$8,911	4.18%	$162,273	$7,925	4.88%
Tax-exempt	126,323	8,006	6.34%	127,048	8,125	6.40%	101,482	6,820	6.72%
Total investment securities	$343,108	$16,829	4.90%	$340,091	$17,036	5.01%	$263,755	$14,745	5.59%

Interest bearing deposits with banks	$7,037	$169	2.40%	$8,713	$130	1.49%	$4,511	$62	1.37%
Federal funds sold	4,833	131	2.71%	11,630	159	1.37%	60,293	628	1.04%
Total Interest-earning assets	$790,975	$44,108	5.58%	$745,781	$40,198	5.39%	$678,371	$37,632	5.55%

Noninterest-earning assets
Cash and due from banks	$22,885			$27,581			$27,733
Premises and equipment, net	9,229			8,517			8,599
Other, less allowance for loan losses	8,109			11,197			12,242
Total noninterest-earning assets	$40,223			$47,295			$48,574

TOTAL ASSETS	$831,198			$793,076			$726,945

1	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Average Balances and Interest Rates(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2005			2004			2003
	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$323,334	$5,755	1.78%	$329,410	$3,210	0.97%	$298,885	$2,758	0.92%
Time deposits < $100,000	173,966	5,530	3.18%	173,581	4,974	2.87%	170,534	5,480	3.21%
Time deposits > $100,000	90,687	3,095	3.41%	70,076	1,759	2.51%	65,759	1,807	2.75%
Total deposits	$587,987	$14,380	2.45%	$573,067	$9,943	1.74%	$535,178	$10,045	1.88%
Other borrowed funds	56,443	1,551	2.75%	38,211	620	1.62%	19,588	293	1.50%
Total Interest-bearing liabilities	$644,430	$15,931	2.47%	$611,278	$10,563	1.73%	$554,766	$10,338	1.86%

Noninterest-bearing liabilities
Demand deposits	$69,577			$65,785			$59,614
Other liabilities	7,389			8,009			8,424

Stockholders' equity	$109,802			$108,004			$104,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$831,198			$793,076			$726,945

Net interest income		$28,177	3.56%		$29,635	3.97%		$27,294	4.02%

Spread Analysis
Interest income/average assets		$44,108	5.31%		$40,198	5.07%		$37,632	5.18%
Interest expense/average assets		15,931	1.92%		10,563	1.33%		10,334	1.42%
Net interest income/average assets		28,177	3.39%		29,635	3.74%		27,294	3.76%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate interest income increased $1,743,000 in 2005 compared to 2004. An increased volume of real estate loans added $1,541,000 in income in 2005 and higher interest rates increased interest income in 2005 by $202,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

(dollars in thousands)	2005 Compared to 2004			2004 Compared to 2003
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Loans
Commercial	$1,060	$678	$1,738	$559	$(174)	$385
Agricultural	91	213	304	163	(107)	56
Real estate	1,541	202	1,743	1,272	(1,012)	260
Consumer and other	344	(23)	321	121	(146)	(25)
Total loans (including fees)	$3,036	$1,070	$4,106	$2,115	$(1,439)	$676

Investment securities
Taxable	$152	$(240)	$(88)	$2,234	$(1,248)	$986
Tax-exempt	(45)	(74)	(119)	1,644	(339)	1,305
Total investment securities	$107	$(314)	$(207)	$3,878	$(1,587)	$2,291
	$(29)	$68	$39	$62	$6	$68
Interest bearing deposits with banks	(127)	99	(28)	(622)	153	(469)
Federal funds sold	$2,987	$923	$3,910	$5,433	$(2,867)	$2,566
Total Interest-earning assets

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$(60)	$2,605	$2,545	$285	$167	$452
Time deposits < $100,000	12	544	556	96	(602)	(506)
Time deposits > $100,000	602	734	1,336	119	(167)	(48)
Total deposits	$554	$3,883	$4,437	$500	$(602)	$(102)
Other borrowed funds	378	553	931	281	46	327
Total Interest-bearing liabilities	$932	$4,436	$5,368	$781	$(556)	$225
Net interest income/earning assets	$2,055	$(3,513)	$(1,458)	$4,652	$(2,311)	$2,341

1	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest component contributing to net income is net interest income, which is the difference between interest earned on earning assets (which are primarily loans and investments) and interest paid on interest bearing liabilities (which are primarily deposits accounts and other borrowings). The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2005, 2004 and 2003, the Company's net interest margin was 3.56%, 3.97% and 4.02%, respectively.

Net interest income during 2005, 2004 and 2003 totaled $25,373,000, $26,790,000 and $24,975,000, respectively, representing a 5% decrease in 2005 from 2004 and a 7% increase in 2004 compared to 2003. Net interest income has fallen since 2004 as rising market interest rates have caused interest expense to increase more quickly than interest income. A higher volume of earning assets was the primary reason for the increase in net interest income in 2004.

The high level of competition in the local markets and increasing market interest rates will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s largest market, Ames, Iowa, has eight banks, three thrifts, four credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other communities creating similarly competitive environments.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company recorded a $331,000 provision for loan losses during 2005 compared to $479,000 in 2004 and $645,000 in 2003. Lower problem loans in 2005 compared to 2004 was the primary reason for the lower provision expense in 2005. A lower level of charge-offs in 2004 led the reduction in provision expense in 2004 compared to 2003. Refer to the Asset Quality and Credit Risk Management discussion for additional details with regard to loan loss provision expense.

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

Noninterest Income and Expense

Total noninterest income is comprised primarily of fee-based revenues from trust and agency services, bank related service charges on deposit activities, net securities gains generated primarily by the Company’s equity holdings, merchant and ATM fees related to electronic processing of merchant and cash transactions and secondary market income.

Noninterest income during 2005, 2004 and 2003 totaled $5,613,000, $5,269,000 and $6,435,000, respectively, representing a 7% increase in 2005 from 2004 and an 18% decrease in 2004 from 2003. The increase in 2005 is the result of higher trust and net securities gains with the decrease in 2004 the result of lower secondary market income and net securities gains. The lower secondary market income in 2004 was primarily attributed to a slow down in refinancing activity compared to 2003. Trust income has increased as the result of additional assets under management.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Historically, the Company has not had any material expenses relating to discontinued operations, extraordinary losses or adjustments from a change in accounting principles. Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 61% of noninterest expenses in 2005.

Noninterest expense during 2005, 2004 and 2003 totaled $15,210,000, $14,935,000 and $14,820,000, respectively, representing a 2% increase in 2005 versus 2004 and a 1% increase in 2004 compared to 2003. Lower incentive compensation for senior officers of the Company and Banks in 2005 contributed to the limited increase in noninterest expense. The retirement of several higher paid senior officers allowed for stable non-interest expense for the year ended December 31, 2004 compared to the same period in 2003. The percentage of noninterest expense to average assets was 1.83% in 2005, compared to 1.88% and 2.04% during 2004 and 2003, respectively.

Provision for Income Taxes

The provision for income taxes for 2005, 2004 and 2003 was $3,836,000, $4,255,000 and $4,321,000, respectively. This amount represents an effective tax rate of 25% during 2005, compared to 26% and 27% for 2004 and 2003, respectively. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities. The average balance of tax exempt securities in 2005, 2004, and 2003 totaled $126,323,000, $127,048,000, and $101,482,000, respectively.

Balance Sheet Review

The Company’s assets are comprised primarily of loans and investment securities. Average earning asset maturity or repricing dates are less than five years for the combined portfolios as the assets are funded for the most part by short term deposits with either immediate availability or less than one year average maturities. This exposes the Company to risk with regard to changes in interest rates that are more fully explained in Item 7A of this report “Quantitative and Qualitative Disclosures about Market Risk”.

Total assets decreased to $819,384,000 in 2005 compared to $839,753,000 in 2004, a 2% decrease. The mix of assets changed as maturing investments were reinvested in higher yielding loans. First National had a decline of $22,662,000 in total assets that was anticipated as a local company had a significant level of temporary construction funds invested with the bank as securities sold under an agreement to repurchase as of December 31, 2004 that were withdrawn in 2005.

Loan Portfolio

Net loans for the year ended December 31, 2005, increased to $440,318,000 from $411,639,000 as of December 31, 2004, an increase of 7%. The increase in loan volume can be primarily attributed to growth in the commercial loan portfolio resulting primarily from the combination of new borrowers and the purchase of commercial loans from other Iowa banks. Consumer and other loans increased primarily as the result of several large loans to a municipality. Loans are the primary contributor to the Company’s revenues and cash flows. The average yield on loans was 129 and 93 basis points higher in 2005 and 2004, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2005.

	2005	2004	2003	2002	2001
(dollars in thousands)
Real Estate
Construction	$23,973	$21,042	$13,126	$13,518	$12,677
1-4 family residential	102,043	97,612	84,645	81,239	84,379
Commercial	153,920	160,176	150,723	136,351	117,211
Agricultural	30,606	27,443	24,297	21,693	21,029
Commercial	71,430	57,189	38,555	40,097	45,631
Agricultural	32,216	30,713	27,815	26,022	27,367
Consumer and other	33,340	24,584	23,242	19,921	20,920
Total loans	447,528	418,759	362,403	338,841	329,214
Deferred loan fees, net	445	644	819	777	725
Total loans net of deferred fees	$447,083	$418,115	$361,584	$338,064	$328,489

The Company's loan portfolio consists of real estate loans, commercial loans, agricultural loans and consumer loans. As of December 31, 2005, gross loans totaled approximately $447 million, which equals approximately 67% of total deposits and 55% of total assets. The Company’s peer group (consisting of 393 bank holding companies with total assets of $500 to $1,000 million) loan to deposit ratio as of September 30, 2005 was a much higher 88%. The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy. As of December 31, 2005, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

Real estate loans include various types of loans for which the Banks hold real property as collateral and consist of loans primarily on commercial properties and single family residences. Real estate loans typically have fixed rates for up to five years, with the Company’s loan policy permitting a maximum fixed rate maturity of up to 15 years. The majority of construction loan volume is to contractors to construct commercial buildings and these loans generally have maturities of up to 12 months. The Banks originate residential real estate loans for sale to the secondary market for a fee.

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

Agricultural loans play an important part in the Banks’ loan portfolios. Iowa is a major agricultural state and is a national leader in both grain and livestock production. The Banks play a significant role in their communities in financing operating, livestock and real estate activities for area producers.

Consumer loans include loans extended to individuals for household, family and other personal expenditures not secured by real estate. The majority of the Banks’ consumer lending is for vehicles, consolidation of personal debts, household appliances and improvements.

The interest rates charged on loans vary with the degree of risk and the amount and maturity of the loan. Competitive pressures, market interest rates, the availability of funds and government regulation further influence the rate charged on a loan. The Banks follow a loan policy, which has been approved by both the board of directors of the Company and the Banks, and is overseen by both Company and Bank management. These policies establish lending limits, review and grading criteria and other guidelines such as loan administration and allowance for loan losses. Loans are approved by the Banks’ board of directors and/or designated officers in accordance with respective guidelines and underwriting policies of the Company. Credit limits generally vary according to the type of loan and the individual loan officer’s experience. Loans to any one borrower are limited by applicable state and federal banking laws.

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2005

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

	Within one year	After one year but within five years	After five years	Total
(dollars in thousands)

Real Estate
Construction	$16,375	$7,119	$479	$23,973
1-4 family residential	6,237	44,011	51,795	102,043
Commercial	5,157	119,340	29,423	153,920
Agricultural	1,433	5,406	23,767	30,606
Commercial	36,881	27,210	7,339	71,430
Agricultural	21,860	7,475	2,881	32,216
Consumer and other	7,716	20,132	5,492	33,340
Total loans	$95,659	$230,693	$121,176	$447,528

	After one year but within five years	After five years

Loan maturities after one year with:
Fixed rates	$193,838	$23,905
Variable rates	36,855	97,271
	$230,693	$121,176

Loans Held For Sale

Mortgage origination funding awaiting delivery to the secondary market totaled $981,000 and $234,000 as of December 31, 2005 and 2004, respectively. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2005 were $333,510,000, a decrease of $29,949,000 or 8% from the prior year end. As of December 31, 2005 and 2004, the investment portfolio comprised 41% and 43% of total assets, respectively.

The following table presents the market values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2005, 2004 and 2003, respectively. This portfolio provides the Company with a significant amount of liquidity.

	2005	2004	2003
(dollars in thousands)

U.S. treasury securities	$516	$531	$2,229
U.S. government agencies	134,288	137,634	118,637
States and political subdivisions	108,373	113,818	105,963
Corporate bonds	59,567	77,573	63,586
Equity securities	30,766	33,904	32,701
Total	$333,510	$363,460	$323,116

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

Investment in other securities includes corporate debt obligations of companies located and doing business throughout the United States. The debt obligations were all within the credit ratings acceptable under the Company’s investment policy with the exception of the corporate debt obligations of one corporation that has a Moody’s sub investment quality rating of Ba1 as of December 31, 2005. These corporate bonds had a fair market and book value as of December 31, 2005 of $1,865,000 and $2,165,000, respectively. The Company does not consider the corporate bonds to be other than temporarily impaired as of December 31, 2005. As of December 31, 2005, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity. The equity securities portfolio consists primarily of financial and utility stocks as of December 31, 2005, 2004, and 2003.

Investment Maturities as of December 31, 2005

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
(dollars in thousands)

U.S. treasury	$-	$-	$516	$-	$516
U.S. government agencies	13,050	104,057	13,803	3,378	134,288
States and political subdivisions	6,192	35,105	47,989	19,087	108,373
Corporate bonds	13,894	38,218	7,455	-	59,567
Total	$33,136	$177,380	$69,763	$22,465	$302,744

Weighted average yield
U.S. treasury	-	-	5.20%	-	5.20%
U.S. government agencies	2.83%	3.66%	4.96%	3.51%	3.71%
States and political subdivisions*	4.18%	5.61%	6.64%	6.33%	6.12%
Corporate bonds	4.19%	4.78%	6.43%	-	4.84%
Total	3.66%	4.29%	6.27%	5.90%	4.80%

*Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

Deposits

Types of Deposits

Total deposits equaled $668,342,000 and $658,176,000 as of December 31, 2005 and 2004, respectively. The nominal increase of $10,166,000 can be attributed to deposit growth at First National and State Bank. The deposit category seeing the largest balance increases were time certificates of deposits over $100,000 as depositors moved money from lower yielding non-maturing deposit accounts to higher yielding certificates of deposit.

The Company’s primary source of funds is customer deposits. The Company attempts to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 59% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates are not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company traditionally has not relied upon brokered deposits and does not anticipate utilizing such funds at the present time.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2005, 2004 and 2003.

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)

Noninterest bearing demand deposits	$69,577	-	$65,785	-	$59,614	-
Interest bearing demand deposits	154,156	1.63%	154,332	0.80%	130,138	0.70%
Money market deposits	141,492	2.12%	146,479	1.25%	143,478	1.20%
Savings deposits	27,686	0.90%	28,599	0.47%	25,269	0.50%
Time certificates < $100,000	173,966	3.18%	173,581	2.87%	170,534	3.21%
Time certificates > $100,000	90,687	3.41%	70,076	2.51%	65,759	2.75%
	$657,564		$638,852		$594,792

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2005, 2004 and 2003.

	2005	2004	2003
(dollars in thousands)
3 months or less	$25,933	$20,613	$23,801
Over 3 through 12 months	47,279	29,217	29,896
Over 12 through 36 months	26,431	17,131	11,374
Over 36 months	1,399	2,103	4,416
Total	$101,042	$69,064	$69,487

Borrowed Funds

Borrowed funds that may be utilized by the Company are comprised of Federal Home Loan Bank (FHLB) advances, federal funds purchased and repurchase agreements. Borrowed funds are an alternative funding source to deposits and can be used to fund the Company’s assets and unforeseen liquidity needs. FHLB advances are loans from the FHLB that can mature daily or have longer maturities for fixed or floating rates of interest. Federal funds purchased are borrowings from other banks that mature daily. Securities sold under agreement to repurchase (repurchase agreements) are similar to deposits as they are funds lent by various Bank customers; however, the bank pledges investment securities to secure such borrowings. The Company’s repurchase agreements normally reprice daily.

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2005, 2004 and 2003.

	2005		2004		2003
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
(dollars in thousands)

Other short-term borrowings	$2,861	4.52%	$-	-	$-	-
Federal funds purchased and repurchase agreements	34,660	3.38%	64,072	1.99%	18,199	1.39%
Total	$37,521	3.46%	$64,072	1.99%	$18,199	1.39%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2005, 2004 and 2003.

	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
(dollars in thousands)

Other short-term borrowings	$1,096	4.29%	$-	-	$-	-
Federal funds purchased & repurchase agreements	56,433	2.72%	38,211	1.62%	19,588	1.48%
Total	$57,529	2.75%	$38,211	1.62%	$19,588	1.48%

Maximum Amount Outstanding during the year
Other short-term borrowings	$5,000		$-		$-
Federal funds purchased and repurchase agreements	70,489		65,391		22,728

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. For additional information, see footnote 10 of the “Notes to Consolidated Statements”.

Contractual Obligations

The following table sets forth the balance of contractual obligations by maturity period as of December 31, 2005 (in thousands).

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLB Advances	$2,000	$2,000	$-	$-	$-
Operating Lease Obligation	105	21	42	42	-
Purchase Obligations	3,661	875	$1,830	956
Total	$5,766	$2,896	$1,872	$998	$-

Purchase obligations include data processing and Internet banking services contracts that include termination provisions that would accelerate all future payments in the event the Company changed service providers prior to the contracts’ expirations.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2005 totaled $440,318,000 as compared to $411,639,000 as of December 31, 2004, an increase of 7%. Loans comprise 54% of total assets as of the end of 2005. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company’s credit risk management practices have resulted in a low level of non-performing assets that total $2,431,000 as of December 31, 2005. The Company’s level of problem assets as a percentage of assets of 0.30% as December 31, 2005 compares favorably to the average for FDIC insured institutions as of September 30, 2005 of 0.44%.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ending December 31, 2005.

	2005	2004	2003	2002	2001
(dollars in thousands)

Non-performing assets:
Nonaccrual loans	$606	$1,896	$1,756	$2,015	$2,692
Loans 90 days or more past due and still accruing	83	80	431	394	797
Total non-performing loans	689	1,976	2,187	2,409	3,489
Other real estate owned	1,742	772	159	295	159
Total non-performing assets	$2,431	$2,748	$2,346	$2,704	$3,648

The accrual of interest on non-accrual and other impaired loans is discontinued at 90 days or when, in the opinion of management, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair market value of the loan’s collateral.

At December 31, 2005 and 2004, the Company had impaired loans of approximately $689,000 and $1,976,000, respectively. The allowance for loan losses related to these impaired loans was approximately $55,000 and $158,000 at December 31, 2005 and 2004, respectively. The average balances of impaired loans for the years ended December 31, 2005 and 2004 were $1,644,708 and $2,373,465, respectively. For the years ended December 31, 2005, 2004, and 2003 interest income which would have been recorded under the original terms of such loans was approximately $41,000, $239,000, and $179,000, respectively, with none, $211,000 and $177,000, respectively, recorded. Loans greater than 90 days past due and still accruing interest were approximately $83,000 and $80,000 at December 31, 2005 and 2004, respectively. First National obtained title in 2005 to a commercial property securing a large problem credit that accounts for the decrease in nonaccrual loans and the increase in other real estate owned.

Summary of the Allowance for Loan Losses

The provision for loan losses represents an expense charged against earnings to maintain an adequate allowance for loan losses. The allowance for loan losses is management’s best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower; a realistic determination of value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; an analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

The adequacy of the allowance for loan losses is evaluated quarterly by management and the respective Bank boards. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current and forecasted economic conditions and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or net worth are sufficient to repay the loan; delinquent status; criticism of the loan in a regulatory examination; the accrual of interest has been suspended; or other reasons, including when the loan has other special or unusual characteristics which warrant special monitoring.

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

Analysis of the Allowance for Loan Losses

The Company’s policy is to charge-off loans when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries. The following table sets forth information regarding changes in the Company's allowance for loan losses for the most recent five years.

	2005	2004	2003	2002	2001
(dollars in thousands)

Balance at beginning of period	$6,476	$6,051	$5,758	$5,446	$5,373
Charge-offs:
Real Estate
Construction	-	-	24	-	-
1-4 Family Residential	-	19	5	-	-
Commercial	28	93	-	40	-
Agricultural	-	-	-	-	-
Commercial	-	3	392	235	768
Agricultural	-	-	-	-	-
Consumer and other	119	115	43	155	83
Total Charge-offs	147	230	464	430	852

Recoveries:
Real Estate
Construction	-	-	-	-	-
1-4 Family Residential	-	-	-	20	-
Commercial	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	33	13	100	14	8
Agricultural	-	-	-	-	-
Consumer and other	72	163	12	20	19
Total Recoveries	105	176	112	54	27

Net charge-offs	42	54	352	376	825
Additions charged to operations	331	479	645	688	898
Balance at end of period	$6,765	$6,476	$6,051	$5,758	$5,446

Average Loans Outstanding	$435,997	$385,347	$349,812	$317,521	$341,440

Ratio of net charge-offs during the period to average loans outstanding	0.01%	0.01%	0.11%	0.12%	0.24%

Ratio of allowance for loan losses to total loans net of deferred fees	1.51%	1.55%	1.67%	1.70%	1.65%

The allowance for loan losses increased to $6,765,000 at the end of 2005 in comparison to the allowance of $6,476,000 at year end 2004. The increase can be primarily attributed to the growth in the in the Company’s commercial loan portfolio at First National and United Bank. The increase in the reserve levels in 2004 compared to 2003 relate primarily to general reserves established by First National. The general reserve methodology has remained consistent for the five years presented.

General reserves for loan categories normally range from 1.00 to 1.40% of the outstanding loan balances. As loan volume increases, the general reserve levels increase with that growth. As the previous table indicates, loan provisions have been trending downward since 2001 as the level of net charge-offs has declined. The allowance relating to commercial real estate, 1-4 family residential and commercial loans are the largest reserve components. Commercial real estate loans have higher general reserve levels than 1-4 family and agricultural real estate loans as management perceives more risk in this type of lending. Elements contributing to the higher risk level include susceptibility of businesses to changing environmental factors such as the economic business cycle, the larger individual loan amounts, a limited number of buyers and the specialized uses for some properties. As of December 31, 2005, commercial real estate loans have general reserves of 1.15%. The estimation methods and assumptions used in determining the allowance for the five years presented have remained fairly consistent. The level of non performing loans has improved considerably in 2005 compared to 2004 as the result of one large credit being reclassified as other real estate.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. For December 31, 2005 specific reserves increased $76,000 or 5% compared to year end 2004 levels as the volume of watch credits increased in 2005. As of December 31, 2004, specific reserves decreased $431,000 or 24% over year end 2003 as the result of improved loan quality. As of December 31, 2003, specific reserves increased $146,000 or 9% over year end 2002. In 2003, specific allocations to problem agricultural real estate loans was the largest contributor to the increase in the specific reserve level when compared to year end 2002. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had the largest impact on the reallocation of the reserve among different parts of the portfolio.

Other factors that are considered when determining the adequacy of the reserve include loan concentrations, loan growth, the economic outlook and historical losses. The Company’s concentration risks include geographic concentration in central Iowa; the local economy’s dependence upon several large governmental entity employers, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that in turn, is dependent on weather conditions and government programs. However, no assurances can be made that losses will remain at the favorable levels experienced over the past five years.

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses.

	2005		2004		2003		2002		2001
(dollars in thousands)
	Amount	% *	Amount	% *	Amount	% *	Amount	% *	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$258	5.36%	$429	5.02%	$196	3.62%	$210	3.99%	$178	3.99%
1-4 family residential	1,127	22.80%	1,021	23.31%	948	23.36%	892	23.98%	980	23.98%
Commercial	2,534	34.39%	2,676	38.25%	2,663	41.59%	2,453	40.24%	1,704	40.24%
Agricultural	421	6.84%	486	6.55%	458	6.70%	302	6.40%	279	6.40%
Commercial	1,158	15.96%	809	13.66%	775	10.64%	910	11.83%	938	11.83%
Agricultural	511	7.20%	360	7.33%	488	7.68%	504	7.68%	457	7.68%
Consumer and other	390	7.45%	302	5.87%	255	6.41%	235	5.88%	258	5.88%
Unallocated	366		393		268		252		652
	$6,765	100%	$6,476	100%	$6,051	100%	$5,758	100%	$5,446	100%

* Percent of loans in each category to total loans.

Liquidity and Capital Resources

Liquidity management is the process by which the Company, through its Banks’ Asset and Liability Committees (ALCO), ensures that adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, funding of mortgage originations pending delivery to the secondary market, withdrawals by depositors, maintaining adequate collateral for pledging for public funds, trust deposits and borrowings, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

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

As of December 31, 2005, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the follows topics:

•	Review of the Company’s Current Liquidity Sources
•	Review of the Consolidated Statements of Cash Flows
•	Review of Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for December 31, 2005, 2004 and 2003 totaled $24,376,000, $48,199,000 and $58,725,000, respectively. The lower balance of liquid assets as of December 31, 2005 relates to a lower level of federal funds sold to other financial institutions.

Other sources of liquidity available to the Banks include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $43,425,000 and federal funds borrowing capacity at correspondent banks of $86,500,000. As of December 31, 2005, the Company had outstanding FHLB advances of $2,000,000, federal funds purchased of $13,000,000 and securities sold under agreement to repurchase totaled $21,660,000, and treasury tax and loan option notes of $861,000.

Total investments as of December 31, 2005 were $333,510,000 compared to $363,459,000 as of year end 2004. As of December 31, 2005 and 2004, the investment portfolio as a percentage of total assets was 41% and 43%, respectively. This provides the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of December 31, 2005 and 2004 and have net unrealized gains of $5,225,000 and $11,854,000, respectively.

The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Operating cash flows for December 31, 2005, 2004 and 2003 totaled $11,472,000, $13,169,000 and $14,828,000, respectively. The primary reason for the decrease in operating cash flows in 2005 compared to 2004 was the use of cash to fund loans held for sale and lower net income. The decrease in operating cash flows in 2004 compared to 2003 included a reduction in loans held for sale and an increase in other assets in 2004. These decreases were offset by security gains realized in 2004 as compared to 2003 and an increase net income.

Net cash provided (used) in investing activities for December 31, 2005, 2004 and 2003 was $14,558,000, ($103,647,000) and ($96,479,000), respectively. The net cash provided from investing activities in 2005 was primarily proceeds from the sale or maturity of investment securities and federal funds sold that were utilized to fund a lower level of securities sold under agreements to repurchase. The largest investing activities in 2004 were the purchase of U.S. government agency and corporate bonds and the funding of commercial operating and commercial real estate loans offset by the maturities, calls, and sales of securities available for sale. U.S. government agency bonds, municipal bonds and commercial real estate loans were the most significant investing activities in 2003.

Net cash (used in) provided by financing activities for December 31, 2005, 2004 and 2003 totaled ($26,697,000), $77,255,000 and $61,944,000, respectively. A decline in securities sold under agreements to repurchase was the primary use of financing funds in 2005 and were the primary contributing factor to increase in financing cash flows in 2004. Deposit growth was the primary source of cash flows for 2003. As of December 31, 2005, the Company did not have any external debt financing, off balance sheet financing arrangements or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2005, dividends from the Banks amounted to $8,634,000 compared to $8,384,000 in 2004. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

First National and United Bank, as national banks, generally may pay dividends, without obtaining the express approval of the Office of the Comptroller of the Currency, in an amount up to its retained net profits for the preceding two calendar years plus retain net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consists of net income less dividends declared during the period. Boone Bank, Randall-Story Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits. United Bank is not expected to generate sufficient earnings to pay any dividends in 2006. Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $34,290,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time. Commitments to extend credit totaled $77,099,000 as of December 31, 2005 compared to a total of $65,894,000 at the end of 2004. The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2005. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of December 31, 2005 that are a concern to management.

Capital Resources

The Company’s total stockholders’ equity decreased to $109,227,000 at December 31, 2005, from $110,924,000 at December 31, 2004. At December 31, 2005 and 2004, stockholders’ equity as a percentage of total assets was 13.3% and 13.2%, respectively. Total equity decreased due to depreciation in the Banks’ investment portfolios and higher dividends declared which was partially offset by the retention of earnings. The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2005.

On June 15, 2005, shareholders of the Company approved an amendment to the Restated Articles of Incorporation increasing the Company’s authorized common stock from 6 million to 18 million shares and reducing the par value of such common stock from $5.00 to $2.00 per share. The purpose of the amendment was to provide a sufficient number of shares of authorized common stock to accommodate a 3-for-1 stock split previously approved by the Board of Directors of the Company on May 11, 2005. The stock split was effective July 15, 2005 for holders of record as of July 1, 2005. Share and per share data for all periods presented have been restated to reflect the stock split.

The Board of Directors of the Company approved a stock repurchase program on November 9, 2005. The Company has a strong capital position and this program provides an opportunity to repurchase Company stock on the open market when it is deemed to be favorably priced for repurchase. The program authorizes the repurchase of up to 90,000 shares during the calendar year 2006, or approximately 1% of 9,419,271 shares of common stock presently outstanding. The repurchases will be made in open market transactions at the discretion of management using Company cash. The timing and actual number of shares purchased will depend on a variety of factors such as price, the Company’s liquidity position and other market conditions. The program may be limited or discontinued at any time without notice. The Company did not repurchase any shares in 2005.

Interest Rate Risk

Interest rate risk refers to the impact that a change in interest rates may have on the Company’s earnings and capital. Management’s objectives are to control interest rate risk and to ensure predictable and consistent growth of earnings and capital. Interest rate risk management focuses on fluctuations in net interest income identified through computer simulations to evaluate volatility, varying interest rate, spread and volume assumptions. The risk is quantified and compared against tolerance levels.

The Company uses a third-party computer software simulation modeling program to measure its exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made such as prepayment speeds on loans, the slope of the Treasury yield curve, the rates and volumes of the Company’s deposits and the rates and volumes of the Company’s loans. This analysis measures the estimated change in net interest income in the event of hypothetical changes in interest rates.

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

The simulation model process provides a dynamic assessment of interest rate sensitivity, whereas a static interest rate gap table is compiled as of a point in time. The model simulations differ from a traditional gap analysis, as a traditional gap analysis does not reflect the multiple effects of interest rate movement on the entire range of assets and liabilities and ignores the future impact of new business strategies.

Inflation

The primary impact of inflation on the Company’s operations is to increase asset yields, deposit costs and operating overhead. Unlike most industries, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than they would on non-financial companies. Although interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation can magnify the growth of assets and, if significant, require that equity capital increase at a faster rate than would be otherwise necessary.

Forward-Looking Statements and Business Risks

The discussion in the foregoing Management Discussion and Analysis and elsewhere in this Report contains forward-looking statements about the Company, its business and its prospects. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include use of the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or words of similar meaning, or future or conditional verbs such as “will”, “would”, “should”, “could” or “may”. Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors, many of which are beyond the Company's control, could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Such risks and uncertainties with respect to the Company include, but are not limited to, those related to the economic conditions, particularly in the areas in which the Company and the Banks operate, competitive products and pricing, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, (including regulatory fees and capital requirements), changes in prevailing interest rates, credit risk management and asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company’s primary market risk exposure and how that exposure was managed in 2005 changed when compared to 2004.

Based on a simulation modeling analysis performed as of December 31, 2005, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2006

	$ Change	% Change
(dollars in thousands)
+200 Basis Points	(3,042)	(12.6)%
+100 Basis Points	(1,431)	(6.0)%
-100 Basis Points	1,307	5.5%
-200 Basis Points	2,160	9.1%

As shown above, at December 31, 2005, the estimated effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 12.6% or approximately $3,042,000 in 2006. The estimated effect of an immediate 200 basis point decrease in rates would increase the Company’s net interest income by 9.1% or approximately $2,160,000 in 2006. The Company’s Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks’ objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2005. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

	Less than three months	Three months to one year	One to five years	Over five years	Cumulative Total
(dollars in thousands)

Interest - earning assets
Interest-bearing deposits with banks	$4,383	$1,500	$100	-	$5,983
Federal funds sold	300	-	-	-	300
Investments *	3,429	29,707	177,380	122,994	333,510
Loans	121,063	26,078	260,141	40,247	447,529
Loans held for sale	981				981
Total interest - earning assets	$130,156	$57,285	$437,621	$163,241	$788,303

Interest - bearing liabilities
Interest bearing demand deposits	$151,681	-	-	-	$151,681
Money market and savings deposits	160,998	-	-	-	160,998
Time certificates < $100,000	25,552	66,550	88,364	-	180,466
Time certificates > $100,000	25,933	47,279	27,830	-	101,042
Other borrowed funds	35,521	-	-	-	35,521
Total interest - bearing liabilities	$399,685	$113,829	$116,194	$0	$629,708

Interest sensitivity gap	($269,529)	($56,544)	$321,427	$163,241	$158,595
Cumulative interest sensitivity gap	($269,529)	($326,073)	($4,646)	$158,595	$158,595

Cumulative interest sensitivity gap as a percent of total assets	-32.89%	-39.79%	-0.57%	19.35%

*Investments with maturities over 5 years include the market value of equity securities of $30,766.

As of December 31, 2005, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were 33% and 40%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods. This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company. The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Ames National Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Ames National Corporation’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ames National Corporation’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we determined that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Daniel L. Krieger
Daniel L. Krieger, Chairman and President
(Principal Executive Officer)

/s/ John P. Nelson
John P. Nelson, Vice President
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Ames National Corporation and Subsidiaries
Ames, Iowa

We have audited the accompanying consolidated balance sheets of Ames National Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 20, 2006 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP.

Des Moines, Iowa
January 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ames National Corporation and Subsidiaries
Ames, Iowa

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Ames National Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ames National Corporation’s management is responsible for maintaining effective internal control over the financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over the financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ames National Corporation maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Ames National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Ames National Corporation as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated January 20, 2006, expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP.

Des Moines, Iowa
January 20, 2006

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

ASSETS	2005	2004

Cash and due from banks (Note 2)	$18,092,139	$18,759,086
Federal funds sold	300,000	19,865,000
Interest bearing deposits in financial institutions	5,983,542	9,575,174
Securities available-for-sale (Note 3 and 7)	333,510,152	363,459,462
Loans receivable, net (Note 4 and 7)	440,317,685	411,638,565
Loans held for sale	981,280	234,469
Bank premises and equipment, net (Note 5)	11,030,840	8,790,636
Accrued income receivable	6,633,795	6,262,424
Deferred income taxes (Note 9)	343,989	-
Other assets	2,190,652	1,167,971

Total assets	$819,384,074	$839,752,787

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits (Note 6)
Demand, noninterest bearing	$74,155,477	$71,666,385
NOW accounts	151,680,984	172,313,429
Savings and money market	160,998,014	174,358,165
Time, $100,000 and over	101,042,024	69,063,977
Other time	180,465,836	170,773,883
Total deposits	668,342,335	658,175,839

Federal funds purchased and securities sold under agreements to repurchase	34,659,983	64,072,475
Other short-term borrowings (Note 7)	2,861,130	-
Dividend payable	2,354,818	1,537,162
Deferred income taxes (Note 9)	-	2,334,670
Accrued expenses and other liabilities	1,938,507	2,708,701
Total liabilities	710,156,773	728,828,847

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 11)
Common stock, $2 par value, authorized 18,000,000 shares; 9,419,271 issued and outstanding at December 31, 2005 9,459,690 and 9,411,198 shares issued and outstanding 2004	18,838,542	18,919,380
Additional paid-in capital	22,383,375	22,225,516
Retained earnings	64,713,530	63,200,352
Treasury stock, at cost; 48,492 shares at December 31, 2004	-	(889,020)
Accumulated other comprehensive income, net unrealized gain on securities available-for-sale	3,291,854	7,467,712
Total stockholders' equity	109,227,301	110,923,940

Total liabilities and stockholders' equity	$819,384,074	$839,752,787

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Interest and dividend income:
Loans, including fees	$26,979,358	$22,872,764	$22,197,335
Securities:
Taxable	8,558,156	8,536,759	7,510,671
Tax-exempt	4,190,268	4,274,033	3,604,641
Federal funds sold	130,182	159,438	628,203
Dividends	1,447,663	1,510,665	1,372,890
	41,305,627	37,353,659	35,313,740
Interest expense:
Deposits	14,380,214	9,942,250	10,045,178
Other borrowed funds	1,552,894	621,077	293,604
	15,933,108	10,563,327	10,338,782

Net interest income	25,372,519	26,790,332	24,974,958

Provision for loan losses (Note 4)	331,282	479,355	645,447

Net interest income after provision for loan losses	25,041,237	26,310,977	24,329,511

Noninterest income:
Trust department income	1,375,308	1,185,681	1,225,099
Service fees	1,796,503	1,813,795	1,513,964
Securities gains, net (Note 3)	795,780	324,030	1,395,320
Gain on sales of loans held for sale	606,277	610,077	1,155,311
Merchant and ATM fees	570,914	534,897	513,832
Other	468,410	800,835	631,949
Total noninterest income	5,613,192	5,269,315	6,435,475

Noninterest expense:
Salaries and employee benefits (Note 8)	9,208,902	9,019,139	9,044,896
Data processing	2,126,040	2,241,441	2,188,488
Occupancy expenses	1,148,738	1,048,323	1,088,438
Other operating expenses	2,726,222	2,626,451	2,497,692
Total noninterest expense	15,209,902	14,935,354	14,819,514

Income before income taxes	15,444,527	16,644,938	15,945,472

Provision for income taxes (Note 9)	3,835,992	4,255,392	4,320,787

Net income	$11,608,535	$12,389,546	$11,624,685

Basic earnings per share (Note 1)	$1.23	$1.32	$1.24

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2002		$18,919,380	$22,200,784	$53,917,544	$(1,333,640)	$7,818,788	$101,522,856
Comprehensive income:
Net income	$11,624,685	-	-	11,624,685	-	-	11,624,685
Other comprehensive income, unrealized gains on securities ,net of reclassification adjustment, net of tax (Note 3)	1,097,153	-	-	-	-	1,097,153	1,097,153
Total comprehensive income	$12,721,838
Cash dividends declared, $0.76 per share		-	-	(7,141,569)	-	-	(7,141,569)
Sale of 12,213 shares of treasury stock		-	(2,035)	-	223,905	-	221,870
Balance, December 31, 2003		$18,919,380	$22,198,749	$58,400,660	$(1,109,735)	$8,915,941	$107,324,995
Comprehensive income:
Net income	$12,389,546	-	-	12,389,546	-	-	12,389,546
Other comprehensive income, unrealized (losses) on securities, net of reclassification adjustment, net of tax benefit (Note 3)	(1,448,229)	-	-	-	-	(1,448,229)	(1,448,229)
Total comprehensive income	$10,941,317
Cash dividends declared, $0.81 per share		-	-	(7,589,854)	-	-	(7,589,854)
Sale of 12,039 shares of treasury stock		-	26,767	-	220,715	-	247,482
Balance, December 31, 2004		$18,919,380	$22,225,516	$63,200,352	$(889,020)	$7,467,712	$110,923,940
Comprehensive income:
Net income	$11,608,535	-	-	11,608,535	-	-	11,608,535
Other comprehensive income, unrealized (losses) on securities, net of reclassification adjustment, net of tax benefit (Note 3)	(4,175,858)	-	-	-	-	(4,175,858)	(4,175,858)
Total comprehensive income	$7,432,677
Cash dividends declared, $1.00 per share		-	-	(9,417,253)	-	-	(9,417,253)
Retirement of treasury stock		(96,984)	(113,932)	(678,104)	889,020		-
Sale of 8,073 shares of common stock		16,146	271,791	-	-	-	287,937
Balance, December 31, 2005		$18,838,542	$22,383,375	$64,713,530	$-	$3,291,854	$109,227,301

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,608,535	$12,389,546	$11,624,685
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	331,282	479,355	645,447
Amortization and accretion	478,244	683,012	563,612
Depreciation	915,213	951,477	1,030,377
Provision for deferred taxes	(226,170)	(53,448)	(284,751)
Securities gains, net	(795,778)	(324,030)	(1,395,320)
Change in assets and liabilities:
(Increase) decrease in loans held for sale	(675,561)	624,670	1,854,307
(Increase) decrease in accrued income receivable	(371,371)	(420,177)	6,770
(Increase) decrease in other assets	(1,022,681)	(835,415)	250,293
Increase (decrease) in accrued expenses and other liabilities	(770,194)	(325,969)	532,718
Net cash provided by operating activities	9,471,519	13,169,021	14,828,138

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(59,049,297)	(163,349,539)	(194,136,066)
Proceeds from sale of securities available-for-sale	24,937,433	5,045,102	9,299,986
Proceeds from maturities and calls of securities available-for-sale	57,750,361	115,303,131	108,868,412
Net (increase) decrease in interest bearing deposits in financial institutions	3,591,632	(3,211,636)	(5,363,538)
Net decrease in federal funds sold	19,565,000	515,000	12,120,000
Net (increase) in loans	(29,081,652)	(56,584,801)	(26,585,515)
Purchase of bank premises and equipment	(3,155,417)	(1,364,306)	(681,787)
Net cash provided (used in) investing activities	14,558,060	(103,647,049)	(96,478,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	10,166,496	38,627,312	68,926,148
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(29,412,492)	45,874,072	(127,171)
Proceeds from other borrowing, net	2,861,130	-	-
Dividends paid	(8,599,597)	(7,493,896)	(7,077,117)
Proceeds from issuance of stock	287,937	247,482	221,870
Net cash (used in) provided by financing activities	(24,696,526)	77,254,970	61,943,730

Net decrease in cash and cash equivalents	(666,947)	(13,223,058)	(19,706,640)

CASH AND DUE FROM BANKS
Beginning	18,759,086	31,982,144	51,688,784
Ending	$18,092,139	$18,759,086	$31,982,144

(Continued)

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$15,154,109	$10,623,125	$10,504,715
Income taxes	3,979,665	4,516,823	4,553,669

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Description of business: Ames National Corporation and subsidiaries (the Company) operates in the commercial banking industry through its subsidiaries in Ames, Boone, Story City, Nevada and Marshalltown, Iowa. Loan and deposit customers are located primarily in Story, Boone, Hamilton and Marshall Counties and adjacent counties in Iowa.

Segment information: The Company uses the “management approach” for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Based on the “management approach” model, the Company has determined that its business is comprised of one operating segment: banking. The banking segment generates revenues through personal, business, agricultural and commercial lending, management of the investment securities portfolio, providing deposit account services and providing trust services.

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

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The Company reports net cash flows for customer loan transactions, deposit transactions and short-term borrowings with maturities of 90 days or less.

Securities available-for-sale: The Company classifies all securities as available for sale. Available for sale securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons. Available for sale securities are reported at fair value, with net unrealized gains and losses reported as other comprehensive income or loss and as a separate component of shareholders equity, net of tax.

Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost and are reflected in results of operation at the time of sale. Interest and dividend income, adjusted by amortization of purchase premium or discount over the estimated life of the security using the level yield method, is included in income as earned.

Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Loans: Loans are stated at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses. Interest on loans is credited to income as earned based on the principal amount outstanding. The Banks’ policy is to discontinue the accrual of interest income on any loan 90 days or more past due unless the loans are well collateralized and in the process of collection. Income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to timely payment of principal or interest.

Allowance for loan losses: The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio. The allowance is based upon a continuing review of past loan loss experience, current economic conditions, the underlying collateral value securing the loans and other adverse situations that may affect the borrower’s ability to repay. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. Recoveries on loans charged-off and the provision for loan losses are added to the allowance.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified either as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile loans. Commercial and agricultural loans and mortgage loans secured by other properties are evaluated individually for impairment when analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 90 days or more. Nonaccrual loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

Financial Instruments with off-balance-sheet risk: The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed in Note 8.

Transfers of financial assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred costs, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Earnings per share: Basic earnings per share computations for the years ended December 31, 2005, 2004 and 2003, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

Stock Split: On June 15, 2005, shareholders of the Company approved an amendment to the Restated Articles increasing the Company’s authorized common stock from 6 million to 18 million shares and reducing the par value of such common stock from $5.00 to $2.00 per share. The purpose of the amendment was to provide a sufficient number of shares of authorized common stock to accommodate a 3-for-1 stock split previously approved by the Board of Directors of the Company on May 11, 2005. The stock split was effective July 15, 2005 for holders of record as of July 1, 2005. Share and per share data for all periods presented have been restated to reflect the stock split.

The following information was used in the computation of basic earnings per share for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Basic earning per share computation:
Net income	$11,608,535	$12,389,546	$11,624,685
Weighted average common shares outstanding	9,415,599	9,405,705	9,393,672
Basic EPS	$1.23	$1.32	$1.24

New Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principles, and modifies the requirements for the accounting for and reporting of a change in accounting principle. FASB believes that Statement 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 though earlier application is permitted. The adoption of these standards will only impact the Company’s financial statements in the event there is a voluntary change in accounting principles that is not anticipated as of December 31, 2005.

Note 2.	Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves. The subsidiary banks’ reserve requirements totaled approximately $5,086,000 and $7,562,000 at December 31, 2005 and 2004, respectively.

Note 3.	Debt and Equity Securities

The amortized cost of securities available for sale and their approximate fair values at December 31, 2005 and 2004, are summarized below:

	Amortized Cost	Gros Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
2005:

U.S. treasury	$495,748	$20,600	$-	$516,348
U.S. government agencies	136,815,035	251,357	(2,778,021)	134,288,371
State and political subdivisions	108,432,912	1,121,566	(1,181,983)	108,372,495
Corporate bonds	59,523,220	936,527	(892,575)	59,567,172
Equity securities	23,018,072	7,869,194	(121,500)	30,765,766
	$328,284,987	$10,199,244	$(4,974,079)	$333,510,152

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
2004:

U.S. treasury	$495,040	$35,859	$-	$530,899
U.S. government agencies	138,024,045	627,981	(1,017,948)	137,634,078
State and political subdivisions	112,004,478	2,391,038	(577,902)	113,817,614
Corporate bonds	75,510,784	2,471,332	(408,929)	77,573,187
Equity securities	25,571,604	8,332,080	-	33,903,684
	$351,605,951	$13,858,290	$(2,004,779)	$363,459,462

The amortized cost and estimated fair value of debt securities available-for-sale as of December 31, 2004, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$33,385,260	$33,136,380
Due after one year through five years	179,946,679	177,380,246
Due after five years through ten years	69,234,539	69,762,559
Due after ten years	22,700,437	22,465,201
	305,266,915	302,744,386
Equity securities	23,018,072	30,765,766
	$328,284,987	$333,510,152

At December 31, 2005 and 2004, securities with a carrying value of approximately $152,169,000 and $173,765,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

Gross realized gains and gross realized losses on sales of available-for-sale securities were $1,287,962 and $236,182 respectively, in 2005, $443,974 and $119,944 respectively, in 2004, and $1,395,320 and none, respectively, in 2003.

Other-than-temporary impairments recognized as a component of income were $256,000 in 2005 with no impairments recognized in 2004 and 2003.

The components of other comprehensive income (loss) - net unrealized gains (losses) on securities available-for-sale for the years ended December 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
Unrealized holding gains (losses) arising during the period	$(5,832,566)	$(1,974,746)	$3,136,832
Reclassification adjustment for net gains realized in net income	(795,780)	(324,030)	(1,395,320)
Net unrealized gains (losses) before tax effect	(6,628,346)	(2,298,776)	1,741,512
Tax effect	2,452,488	850,547	(644,359)
Other comprehensive income
Net unrealized gains (losses) on securities	$(4,175,858)	$(1,448,229)	$1,097,153

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005 and 2004 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2005:

Securities available for sale:
U.S. government agencies	$50,630,566	$(845,216)	$75,540,778	$(1,932,805)	$126,171,344	$(2,778,021)
State and political subsidivisions	36,928,098	(585,753)	20,290,028	(596,230)	57,218,126	(1,188,509)
Corporate obligations	6,025,437	(196,195)	26,460,433	(696,380)	32,485,870	(892,575)
Equity securities	1,956,000	(44,000)	1,332,500	(77,500)	3,288,500	(121,500)
	$95,540,101	$(1,671,164)	$123,623,739	$(3,302,915)	$219,163,840	$(4,980,605)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2004:

Securities available for sale:
U.S. government agencies	$81,532,939	$(775,150)	$9,849,426	$(242,798)	$91,382,365	$(1,017,948)
State and political subsidivisions	24,844,595	(296,117)	10,701,463	(281,785)	35,546,058	(577,902)
Corporate obligations	36,136,660	(408,929)	-	-	36,136,660	(408,929)
	$142,514,194	$(1,480,196)	$20,550,889	$(524,583)	$163,065,083	$(2,004,779)

For all of the above investment securities, the unrealized losses are generally due to changes in interest rates or general market conditions, as such, are considered to be temporary, by the Company.

Note 4.	Loans Receivable

The composition of loans receivable at December 31, 2005 and 2004 is as follows:

	2005	2004

Commercial and agricultural	$103,646,036	$87,901,970
Real estate	310,542,833	306,272,605
Consumer	12,449,551	14,244,501
Other	20,890,051	10,339,393
	447,528,471	418,758,469
Less:
Allowance for loan losses	(6,765,356)	(6,475,530)
Deferred loan fees	(445,430)	(644,374)
	$440,317,685	$411,638,565

Changes in the allowance for loan losses for the year ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balance, beginning	$6,475,530	$6,050,989	$5,757,694
Provision for loan losses	331,282	479,355	645,447
Recoveries of loans charged-off	105,400	174,703	111,926
Loans charged-off	(146,856)	(229,517)	(464,078)
Balance, ending	$6,765,356	$6,475,530	$6,050,989

Loans are made in the normal course of business to directors and executive officers of the Company and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectibility.

Loan transactions with related parties were as follows for the years ended December 31, 2005 and 2004:

	2005	2004

Balance, beginning of year	$28,655,993	$10,991,284
New loans	13,201,498	17,173,833
Repayments	(13,140,392)	(13,297,861)
Change in status	(211,997)	13,788,737
Balance, end of year	$28,505,102	$28,655,993

At December 31, 2005 and 2004, the Company had impaired loans of approximately $689,000 and $1,977,000, respectively. The allowance for loan losses related to these impaired loans was approximately $55,000 and $158,000 at December 31, 2005 and 2004, respectively. The average balances of impaired loans for the years ended December 31, 2005 and 2004 were $1,644,708 and $2,373,465, respectively. For the years ended December 31, 2005, 2004, and 2003 interest income which would have been recorded under the original terms of such loans was approximately $41,000, $239,000, and $179,000 respectively, with $0, $211,000 and $177,000, respectively, recorded. Loans greater than 90 days past due and still accruing interest were approximately $83,000 and $80,000 at December 31, 2005 and 2004, respectively.

The amount the Company will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrowers’ ability to repay the loans. As of December 31, 2005, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Note 5.	Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2005 and 2004, are as follows:

	2005	2004

Land	$3,000,803	$1,284,771
Buildings and improvements	10,734,396	9,889,939
Furniture and equipment	6,378,610	6,041,317
	20,113,809	17,216,027

Less accumulated depreciation	9,082,969	8,425,391
	$11,030,840	$8,790,636

Note 6.	Deposits

At December 31, 2005, the maturities of time deposits are as follows:

Years ended December 31,
2006	$165,368,097
2007	74,360,848
2008	27,453,029
2009	6,643,282
2010	7,682,604
$281,507,860

Interest expense on deposits is summarized as follows:

	2005	2004	2003

NOW accounts	$2,009,186	$1,237,381	$909,137
Savings and money market	3,745,885	1,972,211	1,849,238
Time, $100,000 and over	3,094,834	1,758,187	1,807,047
Other time	5,530,309	4,974,471	5,479,756
	$14,380,214	$9,942,250	$10,045,178

Note 7.	Short-Term Borrowings

Short-term borrowings as of December 31, 2005 consisted of FHLB Advances, due in three months or less, at an interest rate of 4.32%, and Treasury, Tax and Loan option notes. The FHLB advances are collateralized by certain 1-4 family loans and the option notes are secured by investment securities.

Note 8.	Employee Benefit Plans

The Company has a stock purchase plan with the objective of encouraging equity interests by officers, employees, and directors of the Company and its subsidiaries to provide additional incentive to improve banking performance and retain qualified individuals. The purchase price of the shares is the fair market value of the stock based upon current market trading activity. The terms of the plan provide for the issuance of up to 42,000 shares of common stock per year for a ten-year period commencing in 1999 and continuing through 2008.

The Company has a qualified 401(k) profit-sharing plan. The Company matches employee contributions up to a maximum of 2% of qualified compensation and also contributes an amount equal to 5% of the participating employee’s compensation. In addition, contributions can be made on a discretionary basis by the combined Company on behalf of the employees. For the years ended December 31, 2005, 2004 and 2003, Company contributions to the merged plans were approximately $623,000, $676,000, and $659,000, respectively. The plan covered substantially all employees.

Note 9.	Income Taxes

The components of income tax expense for the year ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Federal:
Current	$3,282,266	$3,493,176	$3,752,585
Deferred	(202,533)	(48,519)	(266,898)
	3,079,733	3,444,657	3,485,687
State:
Current	779,897	815,664	852,953
Deferred	(23,638)	(4,929)	(17,853)
	756,259	810,735	835,100

Income tax expense	$3,835,992	$4,255,392	$4,320,787

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes is a result of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Income taxes at 35% federal tax rate	$5,405,585	$5,825,727	$5,580,915
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(1,860,143)	(1,870,264)	(1,577,116)
State taxes, net of federal tax benefit	460,694	522,929	548,897
Other	(170,144)	(223,000)	(231,909)
Total income tax expense	$3,835,992	$4,255,392	$4,320,787

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2005 and 2004, are as follows:

	2005	2004

Deferred tax assets:
Allowance for loan losses	$2,009,069	$1,901,776
Other items	447,057	333,792
	2,456,126	2,235,568
Deferred tax liabilities:
Net unrealized gains on securities available for sale	(1,933,311)	(4,385,799)
Other	(178,826)	(184,439)
	(2,112,137)	(4,570,238)

Net deferred tax assets (liabilities)	$343,989	$(2,334,670)

At December 31, 2005 and 2004, income taxes currently payable of approximately $264,000 and $182,000, respectively, are included in accrued interest and other liabilities.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company’s commitments at December 31, 2005 and 2004 is as follows:

	2005	2004

Commitments to extend credit	$77,099,000	$65,894,000
Standby letters of credit	1,433,000	2,717,000
	$78,532,000	$68,611,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies and is required in instances which the Banks deem necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitments were funded, the Banks would be entitled to seek recovery from the customer. At December 31, 2005 and 2004, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

Concentrations of credit risk: The Banks originate real estate, consumer, and commercial loans, primarily in Story, Boone, Hamilton and Marshall Counties, Iowa, and adjacent counties. Although the Banks have diversified loan portfolios, a substantial portion of their borrowers’ ability to repay loans is dependent upon economic conditions in the Banks’ market areas.

Note 11.	Regulatory Matters

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the federal banking regulators categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management believes there are no conditions or events since that notification that have changed the institution’s category. The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total capital (to risk-weighted assets):
Consolidated	$112,700	18.9%	$47,680	8.0%
Boone Bank & Trust	13,399	17.3	6,221	8.0	$7,776	10.0%
First National Bank	43,903	14.7	23,868	8.0	29,835	10.0
Randall-Story State Bank	8,367	16.2	4,130	8.0	5,163	10.0
State Bank & Trust	12,336	15.2	6,490	8.0	8,113	10.0
United Bank & Trust	8,558	13.1	5,233	8.0	6,541	10.0

Tier 1 capital ( to risk-weighted assets):
Consolidated	$105,935	17.8%	$23,840	4.0%
Boone Bank & Trust	12,441	16.0	3,111	4.0	$4,666	6.0%
First National Bank	40,352	13.5	11,934	4.0	17,901	6.0
Randall-Story State Bank	7,721	15.0	2,065	4.0	3,098	6.0
State Bank & Trust	11,428	14.1	3,245	4.0	4,868	6.0
United Bank & Trust	7,740	11.8	2,617	4.0	3,925	6.0

Tier 1 capital ( to average-weighted assets):
Consolidated	$105,935	12.9%	$32,803	4.0%
Boone Bank & Trust	12,441	11.4	4,374	4.0	$5,467	5.0%
First National Bank	40,352	9.8	16,406	4.0	20,508	5.0
Randall-Story State Bank	7,721	11.0	2,810	4.0	3,513	5.0
State Bank & Trust	11,428	9.8	4,643	4.0	5,803	5.0
United Bank & Trust	7,740	8.2	3,778	4.0	4,722	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004:
Total capital (to risk-weighted assets):
Consolidated	$109,931	18.6%	$47,274	8.0%
Boone Bank & Trust	13,047	15.0	6,966	8.0	$8,707	10.0%
First National Bank	42,473	14.6	23,196	8.0	28,995	10.0
Randall-Story State Bank	8,262	15.7	4,220	8.0	5,275	10.0
State Bank & Trust	12,114	15.2	6,370	8.0	7,962	10.0
United Bank & Trust	7,700	12.6	4,897	8.0	6,122	10.0

Tier 1 capital ( to risk-weighted assets):
Consolidated	$103,456	17.5%	$23,637	4.0%
Boone Bank & Trust	12,092	13.9	3,483	4.0	$5,224	6.0%
First National Bank	39,119	13.5	11,598	4.0	17,397	6.0
Randall-Story State Bank	7,602	14.4	2,110	4.0	3,165	6.0
State Bank & Trust	11,227	14.1	3,185	4.0	4,777	6.0
United Bank & Trust	7,065	11.5	2,449	4.0	3,673	6.0

Tier 1 capital ( to average-weighted assets):
Consolidated	$103,456	12.3%	$33,654	4.0%
Boone Bank & Trust	12,092	10.6	4,580	4.0	$5,726	5.0%
First National Bank	39,119	9.3	16,911	4.0	21,139	5.0
Randall-Story State Bank	7,602	10.5	2,892	4.0	3,614	5.0
State Bank & Trust	11,227	9.4	4,794	4.0	5,992	5.0
United Bank & Trust	7,065	8.2	3,458	4.0	4,322	5.0

Note 12.	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) as of December 31, 2005 and 2004 were as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$18,092,139	$18,092,139	$18,759,086	$18,759,086
Federal funds sold	300,000	300,000	19,865,000	19,865,000
Interest-bearing deposits	5,983,542	5,983,542	9,575,174	9,575,174
Securities available-for-sale	333,510,152	333,510,152	363,459,462	363,459,462
Loans, net	440,317,685	431,056,183	411,638,565	413,071,863
Loans held for sale	981,280	981,280	234,469	234,469
Accrued income receivable	6,633,795	6,633,795	6,262,424	6,262,424
Financial liabilities:
Deposits	$668,342,335	$667,871,250	$658,175,839	$659,865,147
Other borrowings	37,521,113	37,521,113	64,072,475	64,072,475
Accrued interest	2,081,020	2,081,020	1,302,021	1,302,021

Note 13.	Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2005 and 2004, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2005, is as follows:

CONDENSED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

ASSETS

Cash and due from banks	$8,153	$6,983
Interest-bearing deposits in banks	1,616,488	2,718,126
Securities available-for-sale	32,673,908	32,177,363
Investment in bank subsidiaries	78,120,998	79,151,605
Loans receivable, net	1,247,000	1,077,000
Premises and equipment, net	781,431	439,059
Accrued income receivable	237,888	160,537
Other assets	235,584	142,938

Total assets	$114,921,450	$115,873,611

LIABILITIES

Dividends payable	$2,354,818	$1,537,162
Deferred income taxes	2,689,836	3,074,468
Accrued expenses and other liabilities	649,495	338,041

Total liabilities	5,694,149	4,949,671

STOCKHOLDERS' EQUITY

Common stock	18,838,542	18,919,380
Additional paid-in capital	22,383,375	22,225,516
Retained earnings	64,713,530	63,200,352
Treasury stock, at cost
Accumulated other comprehensive income	3,291,854	7,467,712
Total equity	109,227,301	110,923,940

Total liabilities and stockholders' equity	$114,921,450	$115,873,611

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Operating income:
Equity in net income of bank subsidiaries	$10,660,583	$11,857,298	$10,440,180
Interest	570,325	473,375	542,640
Dividends	993,460	1,063,203	962,049
Rents	35,665	70,425	140,147
Securities gains, net	1,130,072	308,273	1,207,735
	13,390,105	13,772,574	13,292,751

Provision for loan losses	-	16,000	(16,000)

Operating income after provision for loan losses	13,390,105	13,756,574	13,308,751

Operating expenses:	1,696,570	1,517,028	1,379,066

Income before income taxes	11,693,535	12,239,546	11,929,685

Income tax expense (benefit)	85,000	(150,000)	305,000

Net income	$11,608,535	$12,389,546	$11,624,685

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,608,535	$12,389,546	$11,624,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,216	66,473	77,132
Provision for loan losses	-	16,000	(16,000)
Amortization and accretion, net	(5,757)	(6,004)	(8,014)
Provision for deferred taxes	(50,652)	-	(36,385)
Securities gains, net	(1,130,072)	(308,273)	(1,207,735)
Equity in net income of bank subsidiaries	(10,660,583)	(11,857,299)	(10,440,180)
Dividends received from bank subsidiaries	8,634,000	8,384,000	7,868,000
(Increase) decrease in accrued income receivable	(77,351)	(9,202)	61,798
(Increase) decrease in other assets	(92,646)	(135,740)	148,587
Increase (decrease) in accrued expense payable and other liabilities	311,454	(350,540)	336,997
Net cash provided by operating activities	$8,601,144	$8,188,961	$8,408,885

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(8,893,910)	(1,454,604)	(7,292,720)
Proceeds from sale of securities available-for-sale	7,830,546	4,200,716	4,067,605
Proceeds from maturities and calls of securities available-for-sale	800,000	519,223	2,170,435
(Increase) decrease in interest bearing deposits in banks	1,101,638	(1,129,131)	(192,339)
(Increase) decrease in loans	(170,000)	(1,093,000)	722,968
Purchase of bank premises and equipment	(406,588)	(29,981)	(34,976)
Investment in bank subsidiaries	(550,000)	(1,950,000)	(1,000,000)
Net cash (used in) investing activities	$(288,314)	$(936,777)	$(1,559,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(8,599,597)	(7,493,896)	(7,077,117)
Proceeds from issuance of stock	287,937	247,482	221,870
Net cash (used in) financing activities	$(8,311,660)	$(7,246,414)	$(6,855,247)

Net increase (decrease) in cash and cash equivalents	1,170	5,770	(5,389)

CASH AND DUE FROM BANKS
Beginning	6,983	1,213	6,602
Ending	$8,153	$6,983	$1,213

Note 14.	Selected Quarterly Financial Data (Unaudited)

	2005
	March 31	June 30	September 30	December 31

Total interest income	$9,943,736	$10,227,074	$10,534,838	$10,599,979
Total interest expense	3,348,899	3,862,127	4,174,670	4,547,412
Net interest income	6,594,837	6,364,947	6,360,168	6,052,567
Provision for loan losses	53,725	74,882	118,431	84,244
Net income	3,013,924	2,968,312	2,917,376	2,708,923
Basic and diluted earnings per common share	0.32	0.32	0.31	0.29

	2004
	March 31	June 30	September 30	December 31

Total interest income	$8,914,804	$9,109,031	$9,323,847	$10,005,977
Total interest expense	2,391,174	2,451,952	2,662,249	3,057,952
Net interest income	6,523,630	6,657,079	6,661,598	6,948,025
Provision for loan losses	58,355	210,353	(63,820)	274,467
Net income	2,964,542	2,862,039	3,372,387	3,190,578
Basic and diluted earnings per common share	0.32	0.30	0.36	0.34

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 8, 2006, the Audit Committee of the Company approved the dismissal of McGladrey & Pullen, LLP (“McGladrey”) as the Company’s independent accountants. The dismissal was later ratified by the Board of Directors of the Company. The dismissal will be effective upon the issuance of McGladrey’s report on the consolidated financial statements of the Company for the year ended December 31, 2005.

The audit reports of McGladrey on the consolidated financial statements of the Company for the years ended December 31, 2005 and 2004 do not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the audits of the financial statements for the years ended December 31, 2005 and 2004, there were no disagreements with McGladrey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which agreement, if not resolved to McGladrey’s satisfaction, would have caused McGladrey to make reference to the subject matter of the disagreement in connection with its reports.

The Company requested that McGladrey furnish it with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not McGladrey agreed with the above statements. A copy of McGladrey’s letter to the SEC dated February 13, 2006 is filed as Exhibit 16 to a Form 8-K filed with the SEC on February 13, 2006.

The Audit Committee of the Company approved the engagement of Clifton Gunderson, LLP as the Company’s new independent accountants effective with the completion of December 31, 2005 audit. The engagement of Clifton Gunderson, LLP was later ratified by the Board of Directors.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15 (e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s annual report on internal control over financial reporting is contained in Item 8 of this Report.

The attestation report of the Company’s registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting is contained in Item 8 of this Report.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Refer to the information under the caption "Information Concerning Nominees for Election as Directors" and "Information Concerning Directors Other Than Nominees" contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 26, 2006, as filed with the SEC on March 17, 2006 (the "Proxy Statement"), which information is incorporated herein by this reference.

Executive Officers

The information required by Item 10 regarding the executive officers appears in Item 1 of Part I of this Report under the heading “Executive Officers of the Company and Banks”.

Section 16(a) Beneficial Ownership Reporting Compliance

Refer to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which information is incorporated herein by this reference.

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

Code of Ethics

The Company has adopted an Ethics and Confidentiality Policy that applies to all directors, officers and employees of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company. A copy of this policy is posted on the Company's website at www.amesnational.com. In the event that the Company makes any amendments to, or grants any waivers of, a provision of the Ethics and Confidentiality Policy that requires disclosure under applicable SEC rules, the Company intends to disclose such amendments or waiver and the reasons therefore on its website.

ITEM 11.	EXECUTIVE COMPENSATION

Refer to the information under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Refer to the information under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement, which information is incorporated herein by this reference. The Company does not maintain any equity compensation plans covering its officers or employees or the officers or employees of the Banks.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to the information under the caption “Loans to Directors and Executive Officers and Related Party Transactions” in the Proxy Statement, which information is incorporated herein by this reference.

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

Reports of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2005 and 2004
Consolidated Statements of Income for the Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	List of Exhibits.

3.1	-	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K as filed June 16, 2005)
3.2	-	Bylaws of the Company as amended, (incorporated by reference to Exhibit 3.2 to Form 8-K as filed June 16, 2005)
10.1	-	Management Incentive Compensation Plan (incorporated by reference to Exhibit 10 filed with the Company’s Annual Report on Form 10K for the year ended December 31, 2002)*
10.2	-	Stock Purchase Plan, as Amended
16	-	Letter regarding change in certifying Accountant (incorporated by reference to Exhibit 16 included with Form 8-K filed on February 13, 2006)
21	-	Subsidiaries of the Registrant
23.1	-	Consent of Independent Registered Public Accounting Firm
31.1	-	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	-	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	-	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	-	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
	*	Indicates a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMES NATIONAL CORPORATION

March 15, 2006	By:	/s/ Daniel L. Krieger
Daniel L. Krieger, Chairman and President
(Principal Executive Officer)

March 15, 2006	By:	/s/ John P. Nelson
John P. Nelson, Vice President
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 15, 2006.

/s/ Robert L. Cramer
Robert L. Cramer, Director

/s/ Douglas C. Gustafson
Douglas C. Gustafson, Director

/s/ Charles D. Jons
Charles D. Jons, Director

/s/ Jami R. Larson II
Jami R. Larson II, Director

/s/ Warren R. Madden
Warren R. Madden, Director

/s/ Fred C. Samuelson
Fred C. Samuelson, Director

/s/ Marvin J. Walter
Marvin J. Walter, Director

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
10.2	-Stock Purchase Plan, as amended
21	-Subsidiaries of the Registrant
23.1	-Consent of Independent Registered Public Accounting Firm.
31.1	-Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	-Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	-Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002