Form 10-Q
period 2006-03-31
AMES NATIONAL CORP
filed 2006-05-09
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-32637

AMES NATIONAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

IOWA	42-1039071
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification Number)

405 FIFTH STREET
AMES, IOWA 50010
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code: (515) 232-6251

NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,419,271
(Class)	(Shares Outstanding at May 1, 2006)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

ASSETS	March 31, 2006	December 31, 2005

Cash and due from banks	$15,091,703	$18,092,139
Federal funds sold	18,850,000	300,000
Interest bearing deposits in financial institutions	4,550,083	5,983,542
Securities available-for-sale	334,787,133	333,510,152
Loans receivable, net	439,199,870	440,317,685
Loans held for sale	1,211,099	981,280
Bank premises and equipment, net	11,387,490	11,030,840
Accrued income receivable	6,764,693	6,633,795
Deferred income taxes	658,506	343,989
Other assets	2,445,424	2,190,652
Total assets	$834,946,001	$819,384,074

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$71,272,091	$74,155,477
NOW accounts	180,691,057	151,680,984
Savings and money market	164,790,815	160,998,014
Time, $100,000 and over	99,319,446	101,042,024
Other time	181,323,699	180,465,836
Total deposits	697,397,108	668,342,335

Federal funds purchased and securities sold under agreements to repurchase	21,037,524	34,659,983
Other short-term borrowings	20,182	2,861,130
Dividend payable	2,449,010	2,354,818
Accrued expenses and other liabilities	5,153,245	1,938,507
Total liabilities	726,057,069	710,156,773

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding March 31, 2006 and December 31, 2005 9,419,271 shares	18,838,542	18,838,542
Additional paid-in capital	22,383,375	22,383,375
Retained earnings	65,176,887	64,713,530
Accumulated other comprehensive income, net unrealized gain on securities available-for-sale	2,490,128	3,291,854
Total stockholders' equity	108,888,932	109,227,301

Total liabilities and stockholders' equity	$834,946,001	$819,384,074

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2006	2005

Interest and dividend income:
Loans, including fees	$7,201,944	$6,252,751
Securities:
Taxable	2,040,230	2,230,118
Tax-exempt	1,036,363	1,060,849
Federal funds sold	11,303	52,567
Dividends	339,774	347,451
Total interest income	10,629,614	9,943,736

Interest expense:
Deposits	4,436,184	2,982,306
Other borrowed funds	342,619	366,593
Total interest expense	4,778,803	3,348,899

Net interest income	5,850,811	6,594,837

Provision for loan losses	29,624	53,725

Net interest income after provision for loan losses	5,821,187	6,541,112

Noninterest income:
Trust department income	363,403	332,509
Service fees	407,321	420,156
Securities gains, net	244,479	134,938
Gain on sales of loans held for sale	111,466	113,825
Merchant and ATM fees	143,060	145,930
Gain on foreclosure of real estate	471,469	-
Other	151,541	128,236
Total noninterest income	1,892,739	1,275,594

Noninterest expense:
Salaries and employee benefits	2,415,206	2,375,948
Data processing	500,102	476,713
Occupancy expenses	309,959	310,175
Other operating expenses	669,630	644,820
Total noninterest expense	3,894,897	3,807,656

Income before income taxes	3,819,029	4,009,050

Provision for income taxes	906,661	995,126

Net income	$2,912,368	$3,013,924

Basic and diluted earnings per share	$0.31	$0.32

Dividends declared per share	$0.26	$0.25

Comprehensive income (loss)	$2,110,642	$(986,261)

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cashflows
(unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,912,368	$3,013,924
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	29,624	53,725
Amortization and accretion	71,768	157,722
Depreciation	219,777	219,430
Provision for deferred taxes	156,338	13,808
Securities gains, net	(244,479)	(134,938)
Gain on foreclosure of real estate	(471,469)
Change in assets and liabilities:
(Increase) decrease in loans held for sale	(229,819)	32,469
(Increase) in accrued income receivable	(130,898)	(208,959)
(Increase) decrease in other assets	216,697	(2,282,784)
Increase in accrued expenses and other liabilities	3,214,738	1,064,988
Net cash provided by operating activities	5,744,645	1,929,385

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(11,208,202)	(25,935,564)
Proceeds from sale of securities available-for-sale	2,252,647	11,971,370
Proceeds from maturities and calls of securities available-for-sale	6,578,703	14,489,629
Net decrease in interest bearing deposits in financial institutions	1,433,459	2,234,666
Net (increase) in federal funds sold	(18,550,000)	(11,205,000)
Net (increase) decrease in loans	1,088,191	(13,337,231)
Purchase of bank premises and equipment	(576,427)	(135,739)
Net cash (used in) investing activities	(18,981,629)	(21,917,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	29,054,773	32,919,647
Decrease in federal funds purchased and securities sold under agreements to repurchase	(13,622,459)	(5,419,864)
Decrease in other borrowings, net	(2,840,948)	-
Dividends paid	(2,354,818)	(1,537,162)
Net cash provided by financing activities	10,236,548	25,962,621

Net increase (decrease) in cash and cash equivalents	(3,000,436)	5,974,137

CASH AND DUE FROM BANKS
Beginning	18,092,139	18,759,086
Ending	15,091,703	24,733,223

Cash payments for:
Interest	5,040,329	3,358,146
Income taxes	317,633	122,947

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three month periods ended March 31, 2006 and 2005 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Dividends

On February 8, 2006, the Company declared a cash dividend on its common stock, payable on May 15, 2006 to stockholders of record as of May 1, 2006, equal to $0.26 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2006 and 2005 were 9,419,271 and 9,411,198, respectively.

4.	Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2005.

5	Other Real Estate Owned

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. In the unusual case where the fair market value less selling costs exceeds the loan carrying amount, a gain is recorded. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

During the quarter ended March 31, 2006, the Company recorded a $471,000 gain on the foreclosure of a commercial real estate property where the fair market value determined by an independent appraisal exceeded the loan carrying amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services. The Banks also offer investment services through a third-party broker dealer. The Company employs eleven individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 171 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cashflow are: (i) interest and fees earned on loans made by the Banks; (ii) securities gains and dividends on equity investments held by the Company and the Banks; (iii) service charges on deposit accounts maintained at the Banks; (iv) interest on fixed income investments held by the Banks; and (v) fees on trust services provided by those Banks exercising trust powers. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Bank’s loan and deposit functions; and (iv) occupancy expenses for maintaining the Banks’ facilities. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company earned net income of $2,912,000, or $0.31 per share for the three months ended March 31, 2006, compared to net income of $3,014,000, or $0.32 per share, for the three months ended March 31, 2005, a decrease of 3%. Net interest income for the first quarter decreased $744,000, or 11%, from one year ago as the expense for attracting and retaining deposits rose more quickly than interest income on earning assets. Offsetting the decrease in net interest income was higher non-interest income. Non-interest income increased $617,000, or 48%, primarily as the result of a $471,000 gain on the foreclosure of a commercial real estate property where the fair market value determined by an independent appraisal exceeded the loan carrying amount. A higher level of net securities gains on the Company’s equity portfolio and improved trust department income also contributed to the higher level of non-interest income.

The following management discussion and analysis will provide a summary review of important items relating to:

•	Challenges

•	Key Performance Indicators and Industry Results
•	Income Statement Review
•	Balance Sheet Review
•	Asset Quality and Credit Risk Management
•	Liquidity and Capital Resources
•	Forward-Looking Statements and Business Risks

Challenges

Management has identified certain challenges that may negatively impact the Company’s revenues in the future and is attempting to position the Company to best respond to those challenges.

•
Short-term federal fund interest rates have risen 2.00% since March of last year. This rapid increase has negatively impacted the Company’s net interest margin as interest expense on interest bearing liabilities increased more quickly than interest income on earning assets. Additional rapid increases in short term rates may create additional downward pressure on the Company’s earnings. As a result of the short term rate increases and the competitive nature of the Company’s markets, the net interest margin has fallen to 3.34% for the three months ended March 31, 2006 compared to 3.69% for the three months ended March 31, 2005. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

•
The Company’s market in central Iowa has numerous banks, credit unions, and investment and insurance companies competing for similar business opportunities. This competitive environment will continue to put downward pressure on the Banks’ net interest margins and thus affect profitability. Strategic planning efforts at the Company and Banks continue to focus on capitalizing on the Banks’ strengths in local markets while working to identify opportunities for improvement to gain competitive advantages.

•
A potential challenge to the Company’s earnings would be poor performance in the Company’s equity portfolio, thereby reducing the historical level of realized security gains. The Company, on an unconsolidated basis, invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks totaling $22 million as of March 31, 2006. The Company focuses on stocks that have historically paid dividends that may lessen the negative effects of a bear market.

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

Selected Indicators for the Company and the Industry

	Quarter Ended	Year Ended December 31,
	March 31, 2006	2005		2004		2003
	Company	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.43%	1.40%	1.28%	1.56%	1.29%	1.60%	1.38%

Return on equity	10.66%	10.57%	12.46%	11.47%	13.28%	11.16%	15.04%

Net interest margin	3.34%	3.56%	3.49%	3.97%	3.53%	4.02%	3.73%

Efficiency ratio	50.30%	49.09%	57.24%	46.59%	58.03%	47.18%	56.59%

Capital ratio	13.40%	13.21%	8.25%	13.62%	8.12%	14.33%	7.88%

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.43% and 1.45%, respectively, for the three month periods ending March 31, 2006 and 2005. Although the Company’s return on assets ratio compares favorably to that of the industry, the ratio declined slightly in 2006 from the previous year as the result of lower net interest income.

•	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company’s annualized return on equity ratio is below that of the industry primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on average equity was 10.66% and 10.90%, respectively for the three month periods ending March 31, 2006 and 2005.

•	Net Interest Margin

The net interest margin for the three months ended March 31, 2006 was 3.34% compared to 3.69% for the three months ended March 31, 2005. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The Company’s net interest margin declined 35 basis points when compared to March 31, 2005 and is 15 basis points below the industry average for 2005. Management expects the rising interest rate environment and the competitive nature of the Company’s market environment to put downward pressure on the Company’s margin for the remainder of 2006.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio compares favorably to the industry’s average and was 50.30% and 48.38% for the three months ended March 31, 2006 and 2005, respectively.

•	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio is significantly higher than the industry average. The capital ratio improved slightly for the latest quarter compared to December 31, 2005 year end ratio as the result of a lower level of average assets for the quarter ended March 31, 2006.

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

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended March 31, 2006 and 2005:

Critical Accounting Policies

The discussion contained in this Item 2 and other disclosures included within this report are based, in part, on the Company’s audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” contained in the Company’s 10-K. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policy to be that related to the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses that is treated as an expense and charged against earnings. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company’s market area. To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or lesser than future charge-offs.

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

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

		2006			2005
ASSETS (dollars in thousands)	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate

Interest-earning assets

Loans
Commercial	$70,489	$1,259	7.14%	$63,604	$918	5.77%
Agricultural	33,018	645	7.81%	28,672	485	6.77%
Real estate	309,192	4,758	6.16%	307,232	4,507	5.87%
Installment and other	34,116	540	6.33%	25,398	343	5.40%
Total loans (including fees)	$446,815	$7,202	6.45%	$424,906	$6,253	5.89%

Investment securities
Taxable	$206,308	$2,120	4.11%	$225,750	$2,289	4.06%
Tax-exempt	122,334	1,936	6.33%	127,949	2,007	6.27%
Total investment securities	$328,642	$4,057	4.94%	$353,699	$4,296	4.86%

Interest bearing deposits with banks	$5,368	$38	2.83%	$4,749	$44	3.71%
Federal funds sold	743	11	5.92%	8,719	53	2.43%
Total interest-earning assets	$781,568	$11,308	5.79%	$792,073	$10,646	5.38%

Non-interest-earning assets	33,988			41,042

TOTAL ASSETS	$815,556			$833,115

1	Average loan balances include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

		2006			2005
LIABILITIES AND STOCKHOLDERS' EQUITY (dollars in thousands)	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$316,024	$1,824	2.31%	$335,822	$1,202	1.43%
Time deposits < $100,000	180,710	1,601	3.54%	170,985	1,239	2.90%
Time deposits > $100,000	99,800	1,011	4.05%	74,115	541	2.92%
Total deposits	$596,534	$4,436	2.97%	$580,922	$2,982	2.05%
Other borrowed funds	35,428	343	3.87%	69,149	367	2.12%
Total Interest-bearing liabilities	$631,962	$4,779	3.02%	$650,071	$3,349	2.06%

Non-interest-bearing liabilities
Demand deposits	$67,709			$64,929
Other liabilities	6,576			7,550

Stockholders' equity	$109,309			$110,565

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$815,556			$833,115

Net interest: income / margin		$6,529	3.34%		$7,297	3.69%
Spread Analysis
Interest income/average assets	$11,308	5.55%			$10,646	5.11%
Interest expense/average assets	$4,779	2.34%			$3,349	1.61%
Net interest income/average assets	$6,529	3.20%			$7,297	3.50%

1	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Net Interest Income

For the three months ended March 31, 2006 and 2005, the Company's net interest margin adjusted for tax exempt income was 3.34% and 3.69%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2006 and March 31, 2005 totaled $5,851,000 and $6,595,000, respectively.

For the quarter ended March 31, 2006, net interest income decreased $744,000 or 11% when compared to the same period in 2005. Interest income increased $686,000 or 7% over that same time frame. The increase in interest income was primarily attributable to improved loan yields and higher loan volume.

Interest expense increased $1,430,000 or 43% for the quarter ended March 31, 2006 when compared to the same period in 2005. The higher interest expense for the quarter is attributable to a higher volume and rate on total deposits as market interest rates increased from one year ago.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2006 was $30,000 compared to $54,000 during the same period last year.

Non-interest Income and Expense

Non-interest income increased $617,000, or 48% during the quarter ended March 31, 2006 compared to the same period in 2005 primarily as the result of a $471,000 gain on the foreclosure of a commercial real estate property where the fair market value determined by an independent appraisal exceeded the loan carrying amount. A higher level of net securities gains on the Company’s equity portfolio and improved trust department income also contributed to the higher level of non-interest income.

Non-interest expense increased $87,000 or 2% for the first quarter of 2006 compared to the same period in 2005. The increase is primarily attributable to normal increases in salary and employee benefits.

Income Taxes

The provision for income taxes for March 31, 2006 and March 31, 2005 was $907,000 and $995,000, respectively. This amount represents an effective tax rate of 24% for the three months ended March 31, 2006 versus 25% for the same quarter in 2005. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

As of March 31, 2006, total assets were $834,946,000, a $15,562,000 increase compared to December 31, 2005. Asset growth was funded by an increase in deposits that created a higher volume of federal funds sold resulting from temporary public fund deposit balances associated with the collection of property taxes.

Investment Portfolio

The investment portfolio totaled $334,787,000 as of March 31, 2006, slightly higher than the December 31, 2005 balance of $333,510,000 with the government agency and municipal bond portfolios accounting for the most of the increase.

Loan Portfolio

Loan demand has been light during the quarter as net loans totaled $439,200,000 as of March 31, 2006 compared to $440,318,000 as of December 31, 2005.

Deposits

Deposits totaled $697,397,000 as of March 31, 2006, an increase of $29,055,000 from December 31, 2005. Much of the increase is related to public fund deposits included in the interest bearing checking (NOW) and savings and money market accounts.

Other Borrowed Funds

Other borrowed funds as of March 31, 2006 totaled $21,058,000 consisting primarily of securities sold under agreements to repurchase (repurchase agreements). Other borrowings as of December 31, 2005 totaled $37,521,000. The lower level of other borrowed funds can be attributed to a temporary increase in public fund deposits.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2005.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on March 31, 2006 totaled $439,200,000 compared to $440,318,000 as of December 31, 2005. Net loans comprise 53% of total assets as of March 31, 2006. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 0.23% is below that of the Company’s peer group of 399 bank holding companies with assets of $500 million to $1 billion as of December 31, 2005 of 0.46%.

Impaired loans totaled $1,017,000 as of March 31, 2006 compared to $689,000 as of December 31, 2005. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans. As of March 31, 2006, non-accrual loans totaled $731,000, loans past due 90 days still accruing totaled $286,000 and there were no restructured loans outstanding. Other real estate owned as of March 31, 2006 and December 31, 2005 totaled $2,115,000 and $1,742,000, respectively.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2006 and December 31, 2005 was 1.52% and 1.51%, respectively. The allowance for loan and lease losses totaled $6,782,000 and $6,765,000 as of March 31, 2006 and December 31, 2005, respectively. Net charge-offs for the most recent quarter end and the three month period ended March 31, 2005 each totaled $13,000.

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

As of March 31, 2006, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the follows topics:

•	Review the Company’s Current Liquidity Sources
•	Review of the Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for March 31, 2006 and December 31, 2005 totaled $38,492,000 and $24,376,000, respectively. Higher levels of liquidity are primarily the result of large temporary public fund deposits being held as federal fund sold.

Other sources of liquidity available to the Banks as of March 31, 2006 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $43,000,000 and federal funds borrowing capacity at correspondent banks of $86,500,000 with no current outstanding federal fund balances. The Company had securities sold under agreements to repurchase totaling $21,038,000 and did not have any outstanding FHLB advances as of March 31, 2006.

Total investments as of March 31, 2006 were $334,787,000 compared to $333,510,000 as of year-end 2005. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of March 31, 2006.

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

Review of Statements of Cash Flows

Operating cash flows for March 31, 2006 and 2005 totaled $5,745,000 and $1,929,000, respectively. The primary variance in operating cash flows for the first three months of 2006 compared to the same period one year ago relates to higher level of accrued interest payable in 2006 and the increase in other assets associated with corporate bonds that had been sold but not settled as of March 31, 2005 lowering operating cash flows for last year’s first quarter.

Net cash used in investing activities through March 31, 2006 and 2005 was $18,982,000 and $21,918,000, respectively. Investment sales and maturities were reinvested in the investment portfolio for the first quarter of both 2006 and 2005 while the temporary investment in federal funds sold was the largest use of cash for investing activities in 2006.

Net cash provided by financing activities for March 31, 2006 and 2005 totaled $10,237,000 and $25,963,000, respectively. A higher level of deposits is the largest source of financing cash flows for the three months ended March 31, 2006 and 2005. As of March 31, 2006, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the quarter ended March 31, 2006, dividends paid by the Banks to the Company amounted to $2,183,000 compared to $2,146,000 for the same period in 2005. In 2005, dividends paid by the Banks to the Company amounted to $8,634,000 through December 31, 2005 compared to $8,384,000 for the year ended December 31, 2004. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $33,903,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flows needs as of March 31, 2006 that is a concern to management.

Capital Resources

The Company’s total stockholders’ equity decreased to $108,889,000 as of March 31, 2006, from $109,227,000 at December 31, 2005. The decrease in equity is attributable to a decline in capital accounts relating to lower net unrealized gains on the market value of the Company and Banks’ investment portfolios. At March 31, 2006 and December 31, 2005, stockholders’ equity as a percentage of total assets was 13.04% and 13.33%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines as of March 31, 2006.

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

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed to-date in 2006 changed significantly when compared to 2005.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company’s internal controls over financial reporting.

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1.a.	Risk Factors

No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable
Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

	31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
	31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES NATIONAL CORPORATION

DATE: May 9, 2006	By:	/s/ Daniel L. Krieger

Daniel L. Krieger, President
Principal Executive Officer

	By:	/s/ John P. Nelson

John P. Nelson, Vice President
Principal Financial Officer