Form 10-Q
period 2006-06-30
AMES NATIONAL CORP
filed 2006-08-08
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,425,013
(Class)	(Shares Outstanding at August 1, 2006)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
ASSETS	2006	2005

Cash and due from banks	$18,632,106	$18,092,139
Federal funds sold	11,150,000	300,000
Interest bearing deposits in financial institutions	4,373,148	5,983,542
Securities available-for-sale	333,959,950	333,510,152
Loans receivable, net	429,548,140	440,317,685
Loans held for sale	1,380,669	981,280
Bank premises and equipment, net	11,557,644	11,030,840
Accrued income receivable	6,567,073	6,633,795
Deferred income taxes	1,882,303	343,989
Other assets	2,893,674	2,190,652
Total assets	$821,944,707	$819,384,074

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$72,020,426	$74,155,477
NOW accounts	151,090,394	151,680,984
Savings and money market	166,285,257	160,998,014
Time, $100,000 and over	100,511,727	101,042,024
Other time	182,543,829	180,465,836
Total deposits	672,451,633	668,342,335

Federal funds purchased and securities sold under agreements to repurchase	35,987,930	34,659,983
Other short-term borrowings	29,957	2,861,130
Dividend payable	2,450,503	2,354,818
Accrued expenses and other liabilities	3,770,281	1,938,507
Total liabilities	714,690,304	710,156,773

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,425,013 shares issued and outstanding June 30, 2006 and 9,419,271 shares issued and outstanding December 31, 2005	18,850,026	18,838,542
Additional paid-in capital	22,498,904	22,383,375
Retained earnings	65,491,202	64,713,530
Accumulated other comprehensive income, net unrealized gain on securities available-for-sale	414,271	3,291,854
Total stockholders' equity	107,254,403	109,227,301

Total liabilities and stockholders' equity	$821,944,707	$819,384,074

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans	$7,357,897	$6,599,747	$14,559,841	$12,852,498
Securities
Taxable	2,127,842	2,117,885	4,168,073	4,348,004
Tax-exempt	1,040,194	1,061,590	2,076,557	2,122,439
Federal funds sold	92,691	75,714	103,994	128,281
Dividends	359,005	372,138	698,779	719,589

Total interest income	10,977,629	10,227,074	21,607,244	20,170,811

Interest expense:
Deposits	4,968,077	3,562,992	9,404,262	6,545,298
Other borrowed funds	257,605	299,135	600,224	665,728

Total interest expense	5,225,682	3,862,127	10,004,486	7,211,026

Net interest income	5,751,947	6,364,947	11,602,758	12,959,785

Provision (credit) for loan losses	(302,854)	74,882	(273,230)	128,607

Net interest income after provision (credit) for loan losses	6,054,801	6,290,065	11,875,988	12,831,178

Non-interest income:
Trust department income	389,676	411,021	753,078	743,530
Service fees	497,729	450,489	905,051	870,645
Securities gains, net	270,830	232,844	515,308	367,783
Gain on sale of loans held for sale	172,521	168,196	283,987	282,021
Merchant and ATM fees	133,160	138,273	276,220	284,202
Gain on foreclosure of real estate	—	—	471,469	—
Other	134,651	112,605	286,193	240,841

Total non-interest income	1,598,567	1,513,428	3,491,306	2,789,022

Non-interest expense:
Salaries and employee benefits	2,372,072	2,335,550	4,787,278	4,711,498
Data processing	582,175	568,690	1,082,277	1,045,404
Occupancy expenses	287,920	268,233	597,879	578,408
Other operating expenses	715,330	657,065	1,384,961	1,301,885

Total non-interest expense	3,957,497	3,829,538	7,852,395	7,637,195

Income before income taxes	3,695,871	3,973,955	7,514,899	7,983,005

Income tax expense	931,053	1,005,643	1,837,714	2,000,769

Net income	$2,764,818	$2,968,312	$5,677,185	$5,982,236

Basic and diluted earnings per share	$0.29	$0.32	$0.60	$0.64

Declared dividends per share	$0.26	$0.25	$0.52	$0.50

Comprehensive income	$688,961	$6,257,812	$2,799,602	$5,271,551

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cashflows
(unaudited)

	Six Months Ended
	June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,677,185	$5,982,236
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(273,230)	128,607
Amortization and accretion	115,521	307,016
Depreciation	477,208	440,453
Provision for deferred taxes	151,694	8,020
Securities gains, net	(515,308)	(367,783)
Gain on foreclosure of real estate	(471,469)	-
Change in assets and liabilities:
Increase in loans held for sale	(399,389)	(668,766)
Decrease in accrued income receivable	66,722	114,640
Decrease (increase) in other assets	(231,553)	132,169
Increase in accrued expenses and other liabilities	1,831,774	550,882
Net cash provided by operating activities	6,429,155	6,627,474

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(30,273,695)	(44,172,624)
Proceeds from sale of securities available-for-sale	3,765,005	18,597,058
Proceeds from maturities and calls of securities available-for-sale	21,891,088	35,498,182
Net decrease in interest bearing deposits in financial institutions	1,610,394	2,638,274
Net decrease (increase) in federal funds sold	(10,850,000)	19,835,000
Net decrease (increase) in loans	11,042,775	(19,415,633)
Purchase of bank premises and equipment	(1,004,012)	(386,515)
Net cash provided by (used in) investing activities	(3,818,445)	12,593,742

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	4,109,298	(4,668,830)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,327,947	(2,737,752)
Decrease in other borrowings, net	(2,831,173)	-
Dividends paid	(4,803,828)	(3,889,962)
Proceeds from issuance of common stock	127,013	287,937
Net cash used in financing activities	(2,070,743)	(11,008,607)

Net increase in cash and cash equivalents	539,967	8,212,609

CASH AND DUE FROM BANKS
Beginning	18,092,139	18,759,086
Ending	$18,632,106	$26,971,695

Cash payments for:
Interest	$9,230,172	$7,047,829
Income taxes	1,867,780	2,127,665

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and six month periods ended June 30, 2006 and 2005 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Dividends

On May 10, 2006, the Company declared a cash dividend on its common stock, payable on August 15, 2006 to stockholders of record as of August 1, 2006, equal to $0.26 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2006 and 2005 were 9,420,218 and 9,412,530, respectively. The weighted average outstanding shares for the six months ended June 30, 2006 and 2005 were 9,419,747 and 9,411,867, respectively.

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

Index

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

The Company earned net income of $2,765,000, or $0.29 per share for the three months ended June 30, 2006, compared to net income of $2,968,000, or $0.32 per share, for the three months ended June 30, 2005, a decrease of 7%. Net interest income for the second quarter decreased $613,000, or 10%, from one year ago as the expense for attracting and retaining deposits rose more quickly than interest income on earning assets. A reduction in the specific reserve for a problem credit and declining loan demand allowed for the lowering of the allowance for loan losses by $303,000 in the second quarter of 2006 which offset nearly half of the decline in the net interest income.

For the six month period ending June 30, 2006, the Company earned net income of $5,677,000, or $0.60 per share, a 5% decrease from the net income of $5,982,000, or $0.64 per share, earned a year ago. As with the quarterly earnings results, the net interest income for the first half of 2006 decreased by $1,357,000, a decline of 10% compared to the first half of 2005. Reducing the level of the allowance for loan losses by $273,000 and a gain on the foreclosure of a real estate property of $471,000 partially offset the lower net interest income.

Index

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

•
Short-term federal fund interest rates have risen 2.00% since June of last year. This rapid increase has negatively impacted the Company’s net interest margin as interest expense on interest bearing liabilities increased more quickly than interest income on earning assets. Additional rapid increases in short term rates may create additional downward pressure on the Company’s earnings. As a result of the short term rate increases and the competitive nature of the Company’s markets, the net interest margin has fallen to 3.29% for the three months ended June 30, 2006 compared to 3.53% for the three months ended June 30, 2005. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

•
A potential challenge to the Company’s earnings would be poor performance in the Company’s equity portfolio, thereby reducing the historical level of realized security gains. The Company, on an unconsolidated basis, invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks totaling $22 million as of June 30, 2006. The Company focuses on stocks that have historically paid dividends that may lessen the negative effects of a bear market.

Index

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,790 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	June 30, 2006		March 31, 2006		Years Ended December 31,
	3 Months Ended	6 Months Ended	3 Months Ended		2005		2004
	Company	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.35%	1.39%	1.43%	1.35%	1.40%	1.28%	1.56%	1.29%

Return on equity	10.22%	10.44%	10.66%	13.07%	10.57%	12.46%	11.47%	13.28%

Net interest margin	3.29%	3.31%	3.34%	3.46%	3.56%	3.49%	3.97%	3.53%

Efficiency ratio	53.84%	52.02%	50.30%	56.92%	49.09%	57.24%	46.59%	58.03%

Capital ratio	13.20%	13.30%	13.40%	8.27%	13.21%	8.25%	13.62%	8.12%

*Latest available data

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.35% and 1.42%, respectively, for the three month periods ending June 30, 2006 and 2005. This ratio declined in 2006 from the previous year primarily as the result of lower net interest income.

•	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company’s annualized return on equity ratio is below that of the industry primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on average equity was 10.22% and 10.89%, respectively for the three month periods ending June 30, 2006 and 2005.

Index

•	Net Interest Margin

The net interest margin for the three months ended June 30, 2006 was 3.29% compared to 3.53% for the three months ended June 30, 2005. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The Company’s net interest margin declined 24 basis points when compared to June 30, 2005 and is 12 basis points below the industry average as of March 31, 2006. Management expects the rising interest rate environment and the competitive nature of the Company’s market environment to put downward pressure on the Company’s margin for the remainder of 2006.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio compares favorably to the industry’s average and was 53.84% and 48.61% for the three months ended June 30, 2006 and 2005, respectively.

•	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio is significantly higher than the industry average. The capital ratio declined slightly for the latest quarter compared to the December 31, 2005 year end ratio.

Industry Results

Results at Large Banks Contribute to Record Earnings for the Industry

Increased income from trading and securitization activities helped insured commercial banks and savings institutions post record-high net income of $37.3 billion in the first quarter of 2006, eclipsing the previous record of $34.6 billion set in the third quarter of 2005. In addition to the improvement in noninterest income, earnings benefited from lower expenses for loan losses, especially among credit-card lenders, and from increased net interest income produced by strong loan growth. Earnings were $3.2 billion (9.5%) higher than in the first quarter of 2005, when noninterest revenues at large institutions were not as strong. Total noninterest income was up by $5.7 billion (10.3%). Income from trading activities was $1.4 billion (32.4%) higher than a year earlier, income from securitization activities was up by $1.1 billion (19.4%), and income from investment banking was $407 million (16.3%) higher. Net interest income was $5.0 billion (6.5%) above the level of a year ago. Loan-loss provisions were $234 million (3.8%) lower, in response to a sharp reduction in losses on consumer loans. The improvement in earnings was limited by lower gains on sales of securities and other assets, which were $174 million (20.6%) less than a year earlier, and by increased noninterest expenses, which were up by $6.8 billion (8.8%). Salary and benefit expenses rose by $3.7 billion (10.5%), led by increases at large banks that have had recent mergers. The average return on assets (ROA) was 1.35%, slightly above the 1.34% the industry registered in the first quarter of 2005. More than half of all institutions (52%) reported an ROA of 1% or higher for the quarter. A slightly higher proportion, 56.3% had higher quarterly earnings than a year earlier, but only 47.7% reported higher quarterly ROAs.

Index

Most Institutions See Margins Decline

The industry’s average net interest margin declined by three basis points during the first quarter, to 3.46% from 3.49% in the fourth quarter of 2005. Almost two out of every three institutions (64.8%) saw their margins decline in the first quarter. A combination of rising short-term interest rates, a flat yield curve, and a growing dependence on volatile (interest-sensitive) liabilities for funding has caused average funding costs to rise more rapidly than average asset yields, narrowing the spread between the two. Smaller institutions have had more success in avoiding margin erosion. Higher proportions of core deposits in their funding have kept their funding costs from rising as rapidly as larger institutions. In contrast, larger institutions have seen their margins fall to 15-year lows. Both large and small institutions experienced margin erosion in the first quarter. Despite narrower margins, the industry has been able to grow its net interest income, thanks to strong growth in interest-earning assets. Earning assets increased by 9.2% during the 12 months ended March 31. During the first quarter, earning assets increased by 3.1%.

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended June 30, 2006 and 2005:

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

Index

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

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,

		2006			2005
ASSETS	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	balance	expense	rate	balance	expense	rate

Interest-earning assets

Loans
Commercial	$70,770	$1,346	7.61%	$66,989	$1,047	6.25%
Agricultural	33,197	685	8.25%	29,927	540	7.22%
Real estate	308,940	4,899	6.34%	311,208	4,639	5.96%
Installment and other	28,306	428	6.05%	27,226	374	5.49%
Total loans (including fees)	$441,213	$7,358	6.67%	$435,350	$6,600	6.06%

Investment securities
Taxable	$209,964	$2,222	4.23%	$218,331	$2,189	4.01%
Tax-exempt	122,321	1,954	6.39%	128,364	2,002	6.24%
Total investment securities	$332,285	$4,176	5.03%	$346,695	$4,191	4.84%

Interest bearing deposits with banks	$2,538	$35	5.52%	$7,037	$40	2.27%
Federal funds sold	7,396	93	5.03%	10,182	76	2.99%
Total interest-earning assets	$783,432	$11,662	5.95%	$799,264	$10,907	5.46%

Non-interest-earning assets	36,184			36,588

TOTAL ASSETS	$819,616			$835,852

1	Average loan balances include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,

		2006			2005
LIABILITIES AND STOCKHOLDERS' EQUITY	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	balance	expense	rate	balance	expense	rate

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$325,353	$2,153	2.65%	$337,505	$1,457	1.73%
Time deposits < $100,000	182,333	1,721	3.78%	171,463	1,315	3.07%
Time deposits > $100,000	100,740	1,094	4.34%	96,568	791	3.28%
Total deposits	$608,426	$4,968	3.27%	$605,536	$3,563	2.35%
Other borrowed funds	26,270	258	3.93%	48,200	299	2.48%
Total interest-bearing	$634,696	$5,226	3.29%	$653,736	$3,862	2.36%

Non-interest-bearing liabilities
Demand deposits	$69,805			$65,903
Other liabilities	6,927			7,230

Stockholders' equity	$108,188			$108,983

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$819,616			$835,852

Net interest: income / margin		$6,436	3.29%		$7,045	3.53%
Spread Analysis
Interest income/average assets	$11,662	5.69%			$10,907	5.22%
Interest expense/average assets	$5,226	2.55%			$3,862	1.85%
Net interest income/average assets	$6,436	3.14%			$7,045	3.37%

1	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

Net Interest Income

For the three months ended June 30, 2006 and 2005, the Company's net interest margin adjusted for tax exempt income was 3.29% and 3.53%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2006 and June 30, 2005 totaled $5,752,000 and $6,365,000, respectively.

For the quarter ended June 30, 2006, net interest income decreased $613,000 or 10% when compared to the same period in 2005. Interest income increased $751,000 or 7% over that same time frame. The increase in interest income was primarily attributable to improved loan yields.

Interest expense increased $1,364,000 or 35% for the quarter ended June 30, 2006 when compared to the same period in 2005. The higher interest expense for the quarter is primarily attributable to a higher rate on total deposits as market interest rates increased from one year ago.

Provision for Loan Losses

The Company’s credit for loan losses for the three months ended June 30, 2006 was $303,000 compared to a provision of $75,000 during the same period last year. A reduction in the specific reserve for a problem credit and declining loan demand allowed for the lowering of the allowance for loan losses by $303,000.

Non-interest Income and Expense

Non-interest income increased $85,000, or 6% during the quarter ended June 30, 2006 compared to the same period in 2005 primarily as the result of a higher level of service fees and net securities gains on the Company’s equity portfolio.

Non-interest expense increased $128,000 or 3% for the second quarter of 2006 compared to the same period in 2005. The increase is primarily attributable to higher legal and professional fees and normal increases in salary and employee benefits.

Income Taxes

The provision for income taxes for June 30, 2006 and June 30, 2005 was $931,000 and $1,006,000, respectively. This amount represents an effective tax rate of 25% for both the three months ended June 30, 2006 and 2005. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Index

Income Statement Review for Six Months Ended June 30, 2006

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2006 and 2005:

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

ASSETS
(dollars in thousands)
	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months Ended June 30,
		2006			2005
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate

Loans
Commercial	$70,631	$2,604	7.37%	$65,306	$1,965	6.02%
Agricultural	33,107	1,331	8.04%	29,303	1,025	7.00%
Real estate	309,065	9,682	6.27%	309,231	9,135	5.91%
Installment and other	31,196	943	6.05%	26,317	727	5.52%
Total loans (including fees)	$443,999	$14,560	6.56%	$430,157	$12,852	5.98%

Investment securities
Taxable	$208,125	$4,340	4.17%	$222,021	$4,482	4.04%
Tax-exempt	122,348	3,893	6.36%	128,158	4,040	6.30%
Total investment securities	$330,473	$8,233	4.98%	$350,179	$8,522	4.87%

Interest bearing deposits with banks	$4,846	$73	3.01%	$7,168	$83	2.32%
Federal funds sold	4,088	103	5.04%	9,454	128	2.71%
Total interest-earning assets	$783,406	$22,969	5.86%	$796,958	$21,585	5.42%

Total noninterest-earning assets	$34,194			$37,534

TOTAL ASSETS	$817,600			$834,492

1	Average loan balance include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months Ended June 30,
		2006			2005
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$320,715	$3,979	2.48%	$336,668	$2,658	1.58%
Time deposits < $100,000	181,526	3,321	3.66%	171,226	2,554	2.98%
Time deposits > $100,000	100,272	2,104	4.20%	85,403	1,333	3.12%
Total deposits	$602,513	$9,404	3.12%	$593,297	$6,545	2.21%
Other borrowed funds	30,824	600	3.89%	58,616	666	2.27%
Total interest-bearing	$633,337	$10,004	3.16%	$651,913	$7,211	2.21%

Noninterest-bearing liabilities
Demand deposits	$68,764			$65,419
Other liabilities	6,754			7,409

Stockholders' equity	$108,745			$109,751

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$817,600			$834,492

Net interest income / margin		$12,965	3.31%		$14,374	3.61%
Spread Analysis
Interest income/average assets		$22,969	5.62%		$21,585	5.17%
Interest expense/average assets		10,004	2.45%		7,211	1.73%
Net interest income/average assets		12,965	3.17%		14,374	3.44%

1	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

Net Interest Income

For the six months ended June 30, 2006 and 2005, the Company's net interest margin adjusted for tax exempt income was 3.31% and 3.61%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2006 and June 30, 2005 totaled $11,603,000 and $12,960,000, respectively, a 10% decline.

For the six months ended June 30, 2006, interest income increased $1,436,000 or 7% when compared to the same period in 2005. The increase was primarily attributable to higher loan and investment yields than the six months ended June 30, 2005.

Interest expense increased $2,793,000 or 39% for the six months ended June 30, 2006 when compared to the same period in 2005. The higher interest expense for the period is primarily attributable to a higher average rate on total deposits and other borrowed funds as short term market interest rates have increased significantly in comparison to the same period in 2005.

Provision for Loan Losses

The Company’s credit for loan losses for the six months ended June 30, 2006 was $273,000 compared to a provision expense of $129,000 during the same period last year. A reduction in the specific reserve for a problem credit and declining loan demand allowed for the lowering of the allowance for loan losses by $273,000. Net charge-off loans of $24,000 were realized in the six months ended June 30, 2006 and compare to net recoveries of $25,000 for the six months ended June 30, 2005.

Non-interest Income and Expense

Non-interest income increased $702,000, or 25% during the six months ended June 30, 2006 compared to the same period in 2005. The increase is primarily the result of a $471,000 gain on the foreclosure of a commercial real estate property where the fair market value determined by an independent appraisal exceeded the loan carrying amount and an increase of $148,000 in realized gains on the sale of securities in the Company's equity portfolio.

Non-interest expense increased $215,000 or 3% for the first six months of 2006 compared to the same period in 2005. Annual salary increases, higher professional and legal fees, and increased data processing expenses were the primary contributing factors to the rising non-interest expense.

Income Taxes

The provision for income taxes for June 30, 2006 and June 30, 2005 was $1,838,000 and $2,001,000, respectively. This amount represents an effective tax rate of 24% for the six months ended June 30, 2006 versus 25% for the same six months in 2005. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

As of June 30, 2006, total assets were $821,945,000, a $2,561,000 increase compared to December 31, 2005. While total assets were relatively unchanged, the payoff of a large construction loan created an increase in federal funds sold with a corresponding decrease in loans compared to the year end balances.

Index

Investment Portfolio

The investment portfolio totaled $333,960,000 as of June 30, 2006, slightly higher than the December 31, 2005 balance of $333,510,000 with the investment mix relatively unchanged.

Loan Portfolio

Loan demand has been light during the six-month period as net loans totaled $429,548,000 as of June 30, 2006 compared to $440,318,000 as of December 31, 2005.

Deposits

Deposits totaled $672,452,000 as of June 30, 2006, an increase of $4,109,000 from December 31, 2005. Savings and money market accounts and other time certificates accounted for the growth in deposits.

Other Borrowed Funds

Other borrowed funds as of June 30, 2006 totaled $36,018,000 consisting primarily of securities sold under agreements to repurchase (repurchase agreements). Other borrowings as of December 31, 2005 totaled $37,521,000.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on June 30, 2006 totaled $429,548,000 compared to $440,318,000 as of December 31, 2005. Net loans comprise 52% of total assets as of June 30, 2006. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 0.20% is below that of the Company’s peer group of 408 bank holding companies with assets of $500 million to $1 billion as of March 31, 2006 of 0.48%.

Impaired loans totaled $867,000 as of June 30, 2006 compared to $689,000 as of December 31, 2005. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans. As of June 30, 2006, non-accrual loans totaled $721,000, loans past due 90 days still accruing totaled $146,000 and there were no restructured loans outstanding. Other real estate owned as of June 30, 2006 and December 31, 2005 totaled $2,633,000 and $1,742,000, respectively.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2006 and December 31, 2005 was 1.48% and 1.51%, respectively. The allowance for loan and lease losses totaled $6,468,000 and $6,765,000 as of June 30, 2006 and December 31, 2005, respectively. Net charge-offs for the quarter ended June 30, 2006 totaled $11,000 and compare to net recoveries of $38,000 for the quarter ended June 30, 2005.

Index

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

As of June 30, 2006, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the follows topics:

•	Review the Company’s Current Liquidity Sources
•	Review of the Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for June 30, 2006 and December 31, 2005 totaled $34,155,000 and $24,376,000, respectively. Higher levels of liquidity are primarily the result of increased fed fund balances as loan volume has declined.

Other sources of liquidity available to the Banks as of June 30, 2006 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $43,000,000 and federal funds borrowing capacity at correspondent banks of $86,500,000 with no current outstanding federal fund purchased balances. The Company had securities sold under agreements to repurchase totaling $35,988,000 and did not have any outstanding FHLB advances as of June 30, 2006.

Total investments as of June 30, 2006 were $333,960,000 compared to $333,510,000 as of year-end 2005. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of June 30, 2006.

Index

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

Review of Statements of Cash Flows

Operating cash flows for June 30, 2006 and 2005 totaled $6,429,000 and $6,627,000, respectively. The primary variance in operating cash flows for the first six months of 2006 compared to the same period one year ago relates to higher level of accrued interest payable and accrued other expenses in 2006.

Net cash used in investing activities through June 30, 2006 was $3,818,000, compared net cash provided by investing activities as June 30, 2005 of $12,594,000. The most significant change in investing activities for the first half of 2006 compared to the same period in 2005 is that investment in the loan portfolio have declined with a corresponding increase in federal funds sold. In addition, the sale and maturity of available for sale investments has slowed in 2006 compared to the first half of 2005.

Net cash used in financing activities for June 30, 2006 and 2005 totaled $2,071,000 and $11,009,000, respectively. A higher level of deposits is the largest source of financing cash flows for the six months ended June 30, 2006. As of June 30, 2006, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the six months ended June 30, 2006, dividends paid by the Banks to the Company amounted to $4,367,000 compared to $4,292,000 for the same period in 2005. Dividends paid by the Banks to the Company amounted to $8,634,000 through December 31, 2005 compared to $8,384,000 for the year ended December 31, 2004. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $34,084,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flows needs as of June 30, 2006 that is a concern to management.

Capital Resources

The Company’s total stockholders’ equity decreased to $107,254,000 as of June 30, 2006, from $109,227,000 at December 31, 2005. The decrease in equity is attributable to a decline in capital accounts relating to lower net unrealized gains on the market value of the Company and Banks’ investment portfolios. At June 30, 2006 and December 31, 2005, stockholders’ equity as a percentage of total assets was 13.05% and 13.33%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines as of June 30, 2006.

Index

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company’s internal controls over financial reporting.

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1.a.	Risk Factors

No changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Annual Shareholders’ Meeting

At the Company’s annual meeting of shareholders on April 26, 2006, stockholders re-elected Robert L. Cramer, James R. Larson II and Warren R. Madden to the Company’s Board of Directors. Continuing directors include, Betty A. Baudler Horras, Douglas C. Gustafson, Charles D. Jons, Daniel L. Krieger, Frederick C. Samuelson, and Marvin J. Walter.

There were 9,419,271 shares issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting results on the election of directors were as follows:

	Votes
	In Favor	Withheld

Robert L. Cramer	7,608,251	52,381
James R. Larson II	7,594,289	66,343
Warren R. Madden	7,591,589	69,043

There were no broker non-votes or abstentions on this proposal.

Item 5.	Other Information

None

Index

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES NATIONAL CORPORATION

DATE: August 8, 2006	By:	/s/ Daniel L. Krieger

Daniel L. Krieger, President
Principal Executive Officer

	By:	/s/ John P. Nelson

John P. Nelson, Vice President
Principal Financial Officer