Form 10-Q
period 2006-09-30
AMES NATIONAL CORP
filed 2006-11-09
CIK 1132651

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-32637
AMES NATIONAL CORPORATION
  (Exact Name of Registrant as Specified in Its Charter)

IOWA	42-1039071
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. EmployerIdentification Number)

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,425,013
(Class)	(Shares Outstanding at November 1, 2006)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

ASSETS	September 30, 2006	December 31, 2005

Cash and due from banks	$18,014,733	$18,092,139
Federal funds sold	50,000	300,000
Interest bearing deposits in financial institutions	3,331,089	5,983,542
Securities available-for-sale	351,928,869	333,510,152
Loans receivable, net	424,848,430	440,317,685
Loans held for sale	591,185	981,280
Bank premises and equipment, net	11,913,843	11,030,840
Accrued income receivable	8,328,348	6,633,795
Deferred income taxes	-	343,989
Other assets	2,895,230	2,190,652
Total assets	$821,901,727	$819,384,074

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$73,742,114	$74,155,477
NOW accounts	150,119,248	151,680,984
Savings and money market	149,674,765	160,998,014
Time, $100,000 and over	92,706,421	101,042,024
Other time	183,418,287	180,465,836
Total deposits	649,660,835	668,342,335

Federal funds purchased and securities sold under agreements to repurchase	49,069,784	34,659,983
Other short-term borrowings	2,272,894	2,861,130
FHLB term advances	2,000,000	-
Dividend payable	2,450,503	2,354,818
Deferred income taxes	717,188	-
Accrued expenses and other liabilities	3,954,891	1,938,507
Total liabilities	710,126,095	710,156,773

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,425,013 shares issued and outstanding September 30, 2006 and 9,419,271 shares issued and outstanding December 31, 2005	18,850,026	18,838,542
Additional paid-in capital	22,498,904	22,383,375
Retained earnings	65,586,270	64,713,530
Accumulated other comprehensive income, net unrealized gain on securities available-for-sale	4,840,432	3,291,854
Total stockholders' equity	111,775,632	109,227,301

Total liabilities and stockholders' equity	$821,901,727	$819,384,074

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans	$7,504,606	$7,036,222	$22,064,447	$19,888,720
Securities
Taxable	2,320,638	2,121,380	6,488,712	6,469,383
Tax-exempt	1,045,124	1,040,237	3,121,681	3,162,676
Federal funds sold	40,918	3,277	144,911	131,557
Dividends	353,659	333,722	1,052,437	1,053,311

Total interest income	11,264,945	10,534,838	32,872,188	30,705,647

Interest expense:
Deposits	5,111,121	3,691,821	14,515,383	10,237,119
Other borrowed funds	497,354	482,849	1,097,577	1,148,575

Total interest expense	5,608,475	4,174,670	15,612,960	11,385,694

Net interest income	5,656,470	6,360,168	17,259,228	19,319,953

Provision (credit) for loan losses	45,859	118,431	(227,371)	247,038

Net interest income after provision (credit) for loan losses	5,610,611	6,241,737	17,486,599	19,072,915

Non-interest income:
Trust department income	336,207	271,730	1,089,285	1,015,260
Service fees	474,633	465,027	1,379,684	1,335,672
Securities gains, net	330,827	265,771	846,135	633,554
Gain on sale of loans held for sale	173,163	186,812	457,150	468,833
Merchant and ATM fees	127,108	145,006	403,328	429,209
Gain on sale or foreclosure of real estate	10,734	—	482,203	—
Other	118,701	110,473	404,894	351,314

Total non-interest income	1,571,373	1,444,819	5,062,679	4,233,842

Non-interest expense:
Salaries and employee benefits	2,341,368	2,354,097	7,128,646	7,065,595
Data processing	541,865	469,622	1,624,142	1,515,026
Occupancy expenses	294,113	285,962	891,991	864,370
Other operating expenses	639,067	697,397	2,024,029	1,999,283

Total non-interest expense	3,816,413	3,807,078	11,668,808	11,444,274

Income before income taxes	3,365,571	3,879,478	10,880,470	11,862,483

Income tax expense	819,999	962,102	2,657,713	2,962,871

Net income	$2,545,572	$2,917,376	$8,222,757	$8,899,612

Basic and diluted earnings per share	$0.27	$0.31	$0.87	$0.95

Declared dividends per share	$0.26	$0.25	$0.78	$0.75

Comprehensive Income	$6,971,733	$473,204	$9,771,335	$5,744,755

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,222,757	$8,899,612
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(227,371)	247,038
Amortization and accretion	133,426	396,565
Depreciation	720,603	667,635
Provision for deferred taxes	151,694	(58,535)
Securities gains, net	(846,135)	(633,554)
Gain on foreclosure of real estate	(482,203)	-
Change in assets and liabilities:
Decrease (increase) in loans held for sale	390,095	(521,750)
Decrease in accrued income receivable	(1,694,553)	(1,208,925)
Decrease (increase) in other assets	(222,375)	747,923
Increase in accrued expenses and other liabilities	2,016,384	914,481
Net cash provided by operating activities	8,162,322	9,450,490

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(51,901,443)	(49,455,168)
Proceeds from sale of securities available-for-sale	4,925,519	21,228,870
Proceeds from maturities and calls of securities available-for-sale	31,727,977	43,417,229
Net decrease in interest bearing deposits in financial institutions	2,652,453	2,601,605
Net decrease in federal funds sold	250,000	19,765,000
Net decrease (increase) in loans	15,696,626	(24,316,546)
Purchase of bank premises and equipment	(1,603,606)	(1,098,384)
Net cash provided by investing activities	1,747,526	12,142,606

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in deposits	(18,681,500)	(736,220)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	14,409,801	(13,394,158)
Increase in other borrowings, net	1,411,764	-
Dividends paid	(7,254,332)	(6,244,780)
Proceeds from issuance of common stock	127,013	287,937
Net cash used in financing activities	(9,987,254)	(20,087,221)

Net increase in cash and cash equivalents	(77,406)	1,505,875

CASH AND DUE FROM BANKS
Beginning	18,092,139	18,759,086
Ending	$18,014,733	$20,264,961

Cash payments for:
Interest	$15,515,486	11,359,468
Income taxes	2,869,358	3,068,666

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three and nine month periods ended September 30, 2006 and 2005 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.     Dividends

On August 11, 2006, the Company declared a cash dividend on its common stock, payable on November 15, 2006 to stockholders of record as of November 1, 2006, equal to $0.26 per share.

3.     Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2006 and 2005 were 9,425,013 and 9,419,271, respectively. The weighted average outstanding shares for the nine months ended September 30, 2006 and 2005 were 9,421,522 and 9,414,362, respectively.

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

5.     Other Real Estate Owned

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

Index

6.     Expected Impact of New Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the potential impact, if any, that the adoption of FIN 48 will have on its consolidated financial statements. Management believes, based on an initial evaluation, that the impact of FIN 48 will not be significant to the consolidated financial statements.

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

Index

The Company earned net income of $2,546,000, or $0.27 per share for the three months ended September 30, 2006, compared to net income of $2,917,000, or $0.31 per share, for the three months ended September 30, 2005, a decrease of 13%. Net interest income for the third quarter decreased $704,000, or 11%, from one year ago as the expense for attracting and retaining deposits rose more quickly than interest income on earning assets.

For the nine month period ending September 30, 2006, the Company earned net income of $8,223,000, or $0.87 per share, a 7% decrease from the net income of $8,900,000, or $0.95 per share, earned a year ago. As with the quarterly earnings results, the net interest income for the first nine months of 2006 decreased by $2,061,000, a decline of 11% compared to the first nine months of 2005. Partially offsetting the lower net interest income was the 2006 year-to-date credit provision for loan losses of $227,000 and gains on foreclosure of real estate properties of $482,000.

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

•
Short-term federal fund interest rates have risen 1.50% since September of last year. This rapid increase has negatively impacted the Company’s net interest margin as interest expense on interest bearing liabilities increased more quickly than interest income on earning assets. Additional rapid increases in short term rates may create additional downward pressure on the Company’s earnings. As a result of the short term rate increases and the competitive nature of the Company’s markets, the net interest margin has fallen to 3.25% for the three months ended September 30, 2006 compared to 3.58% for the three months ended September 30, 2005. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

•
The Company’s market in central Iowa has numerous banks, credit unions, and investment and insurance companies competing for similar business opportunities. This competitive environment will continue to put compression pressure on the Banks’ customer interest rates, both loans and deposits, ultimately, narrowing the net interest margin and, affecting profitability. Strategic planning efforts at the Company and Banks continue to focus on capitalizing on the Banks’ strengths in local markets while working to identify opportunities for improvement to gain competitive advantages.

Index

•
A potential challenge to the Company’s earnings would be poor performance in the Company’s equity portfolio, thereby reducing the historical level of realized security gains. The Company, on an unconsolidated basis, invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks totaling $23 million as of September 30, 2006. The Company focuses on stocks that have historically paid dividends that may lessen the negative effects of a bear market.

Index

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,778 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	September 30, 2006		June 30, 2006		Years Ended December 31,
	3 Months Ended	9 Months Ended	3 Months Ended		2005		2004
	Company	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.25%	1.34%	1.35%	1.34%	1.40%	1.28%	1.56%	1.29%

Return on equity	9.36%	10.08%	10.22%	12.99%	10.57%	12.46%	11.47%	13.28%

Net interest margin	3.25%	3.29%	3.29%	3.46%	3.56%	3.49%	3.97%	3.53%

Efficiency ratio	52.80%	52.26%	53.84%	56.00%	49.09%	57.24%	46.59%	58.03%

Capital ratio	13.32%	13.32%	13.20%	8.24%	13.21%	8.25%	13.62%	8.12%

*Latest available data

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.25% and 1.41%, respectively, for the three month periods ending September 30, 2006 and 2005. This ratio declined in 2006 from the previous year primarily as the result of lower net interest income.

•	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company’s annualized return on equity ratio is below that of the industry primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on average equity was 9.36% and 10.54%, respectively for the three month periods ending September 30, 2006 and 2005.

Index

•	Net Interest Margin

The net interest margin for the three months ended September 30, 2006 was 3.25% compared to 3.58% for the three months ended September 30, 2005. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The Company’s net interest margin declined 33 basis points when compared to September 30, 2005 and is 17 basis points below the industry average as of June 30, 2006. Management expects the higher short term interest rates and the competitive nature of the Company’s market environment to put downward pressure on the Company’s margin for the remainder of 2006.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio compares favorably to the industry’s average and was 52.80% and 48.78% for the three months ended September 30, 2006 and 2005, respectively.

•	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio is significantly higher than the industry average. The capital ratio increased slightly for the latest quarter compared to the December 31, 2005 year end ratio.

Industry Results

Earnings Set New Record for Fifth Time in Last Six Quarters

Strong commercial and consumer loan demand outweighed the disadvantages of rising interest rates and a flat yield curve, enabling insured commercial banks and savings institutions to continue to post record profits in the second quarter. Quarterly net income of $38.1 billion was $1.2 billion (3.2%) higher than the previous record set in the first quarter, and $3.7 billion (10.9%) higher than in the second quarter of 2005, when trading revenues at large institutions were especially weak. The improvement in net income compared to year-earlier levels came from higher non-interest income, which was $6.7 billion (12.1%) higher, and from increased net interest income, which was up by $4.4 billion (5.4%). Much of the improvement in non-interest income came from a rebound in trading revenues (up $2.2 billion, or 90.1%), and servicing fees (up $1.4 billion, or 46.7%). Lower gains on sales of securities and other assets (down $2.0 billion, or 87.8%) and higher non-interest expenses (up $3.3 billion, or 4.0%) limited the year-over-year improvement in quarterly earnings. Loan-loss provisions were only slightly changed from a year earlier, declining by $17 million (0.3%). The average return on assets (ROA) was 1.34%, unchanged from both the first quarter of 2006 and the second quarter of 2005. While industry earnings continue to grow, many institutions are struggling with the flat yield curve environment. Only 56.6% of all institutions reported higher quarterly net income than a year ago, and fewer than half of all institutions (48.7%) had higher ROAs than in the second quarter of 2005.

Index

Profitability Trends Are Closely Tied to Trends in Net Interest Margins

The proportion of institutions reporting improved net interest margins (45.7%) is very close to the proportion reporting improved ROAs. Almost three out of every four institutions (71.9%) that reported higher quarterly net interest margins (NIM) than a year ago also reported higher ROAs. An almost identical proportion of institutions (71.2%) that experienced declining NIMs also had year-over-year declines in their quarterly ROAs. The industry’s NIM in the second quarter remained unchanged from the fifteen-year low posted in the first quarter, but was 18 basis points lower than in the second quarter of 2005. As short-term interest rates have risen faster than long-term rates, increases in institutions’ funding costs have outpaced increases in the yields on their investments. The resulting margin squeeze has been more pronounced at larger institutions, which rely more on short-term, interest-sensitive liabilities to fund their assets. Margins have declined at smaller institutions as well. They obtain more of their funding from retail deposits, which reprice upwards more slowly when interest rates rise, and their average funding costs have remained below the industry average. However, their assets include a larger proportion of longer-maturity loans and other investments, which reprice more slowly when interest rates rise, so the average yields on their assets have risen more slowly than other institutions.

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended September 30, 2006 and 2005:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended September 30,
	2006			2005
ASSETS (dollars in thousands)	Average balance	Revenue	Yield	Average balance	Revenue	Yield
Interest-earning assets
Loans
Commercial	$70,593	$1,427	8.09%	$66,715	$1,103	6.61%
Agricultural	33,813	727	8.60%	30,352	572	7.54%
Real estate	305,662	4,979	6.52%	312,650	4,922	6.30%
Installment and other	23,846	372	6.24%	30,914	439	5.68%
Total loans (including fees)	$433,914	$7,505	6.92%	$440,631	$7,036	6.39%

Investment securities
Taxable	$218,684	$2,409	4.41%	$213,712	$2,180	4.08%
Tax-exempt	121,696	1,962	6.45%	125,579	1,960	6.24%
Total investment securities	$340,380	$4,371	5.14%	$339,291	$4,140	4.88%

Interest bearing deposits with banks	$3,921	$35	3.57%	$6,962	$42	2.41%
Federal funds sold	2,853	41	5.75%	215	3	5.58%
Total interest-earning assets	$781,068	$11,952	6.12%	$787,099	$11,221	5.70%

Non-interest-earning assets	35,605			38,288

TOTAL ASSETS	$816,673			$825,387

1	Average loan balances include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended September 30,
	2006			2005
LIABILITIES AND STOCKHOLDERS' EQUITY (dollars in thousands)	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$307,788	$2,165	2.81%	$305,367	$1,407	1.84%
Time deposits < $100,000	182,885	1,837	4.02%	174,961	1,426	3.26%
Time deposits > $100,000	95,887	1,109	4.63%	96,165	859	3.57%

Total deposits	$586,560	$5,111	3.49%	$576,493	$3,692	2.56%
Other borrowed funds	42,953	498	4.64%	61,674	483	3.13%

Total interest-bearing	$629,513	$5,609	3.56%	$638,167	$4,175	2.62%
liabilities

Non-interest-bearing liabilities
Demand deposits	$71,010			$68,543
Other liabilities	7,345			7,966

Stockholders' equity	$108,805			$110,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$816,673			$825,387

Net interest: income / margin		$6,343	3.25%		$7,046	3.58%

Spread Analysis
Interest income/average assets	$11,952	5.85%			$11,221	5.44%
Interest expense/average assets	$5,609	2.75%			$4,175	2.02%
Net interest income/average assets	$6,343	3.11%			$7,046	3.41%

1	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

Net Interest Income

For the three months ended September 30, 2006 and 2005, the Company's net interest margin adjusted for tax exempt income was 3.25% and 3.58%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2006 and September 30, 2005 totaled $5,656,000 and $6,360,000, respectively.

For the quarter ended September 30, 2006, net interest income decreased $704,000 or 11% when compared to the same period in 2005. Interest income increased $730,000 or 7% over that same time frame. The increase in interest income was primarily attributable to improved loan and investment yields.

Interest expense increased $1,434,000 or 34% for the quarter ended September 30, 2006 when compared to the same period in 2005. The higher interest expense for the quarter is primarily attributable to a higher rate on total deposits as market interest rates increased from one year ago.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2006 was $46,000 compared to a provision of $118,000 during the same period last year. Net charge-offs for the quarter ended September 30, 2006 totaled $11,000 and compare to net charge-offs of $18,000 for the quarter ended September 30, 2005.

Non-interest Income and Expense

Non-interest income increased $127,000, or 9% during the quarter ended September 30, 2006 compared to the same period in 2005 primarily as the result of a higher level of trust department income and net securities gains on the Company’s equity portfolio.

Non-interest expense was nearly unchanged for the third quarter of 2006 compared to the same period in 2005. Higher data processing expenses associated with Internet banking services were offset by lower legal and professional fees related to last year stock split.

Income Taxes

The provision for income taxes for September 30, 2006 and September 30, 2005 was $820,000 and $962,000, respectively. This amount represents an effective tax rate of 24% and 25% for the three months ended September 30, 2006 and 2005, respectively. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Index

Income Statement Review for Nine Months Ended September 30, 2006

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2006 and 2005:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Nine Months Ended September 30,
	2006			2005
ASSETS (dollars in thousands)	Average balance	Revenue	Yield	Average balance	Revenue	Yield
Interest-earning assets
Loans
Commercial	$70,619	$4,031	7.61%	$65,781	$3,092	6.27%
Agricultural	33,345	2,058	8.23%	29,657	1,598	7.18%
Real estate	307,917	14,661	6.35%	310,383	14,077	6.05%
Installment and other	28,719	1,314	6.10%	27,866	1,123	5.37%

Total loans (including fees)	$440,600	$22,064	6.68%	$433,687	$19,890	6.12%

Investment securities
Taxable	$211,711	$6,750	4.25%	$219,253	$6,659	4.05%
Tax-exempt	122,100	5,853	6.39%	127,256	6,000	6.29%
Total investment securities	$333,811	$12,603	5.03%	$346,509	$12,659	4.87%

Interest bearing deposits with banks	$4,534	$108	3.18%	$7,099	$127	2.39%
Federal funds sold	3,672	145	5.27%	6,341	130	2.73%

Total interest-earning assets	$782,617	$34,920	5.95%	$793,636	$32,806	5.51%

Total noninterest-earning assets	$33,738			$36,900

TOTAL ASSETS	$816,355			$830,536

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Nine Months Ended September 30,
	2006			2005
LIABILITIES AND STOCKHOLDERS' EQUITY (dollars in thousands)	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$316,359	$6,144	2.59%	$325,671	$4,066	1.66%
Time deposits < $100,000	181,984	5,158	3.78%	172,485	3,980	3.08%
Time deposits > $100,000	98,794	3,214	4.34%	89,030	2,191	3.28%
Total deposits	$597,137	$14,516	3.24%	$587,186	$10,237	2.32%
Other borrowed funds	34,911	1,097	4.19%	59,643	1,149	2.57%
Total interest-bearing	$632,048	$15,613	3.29%	$646,829	$11,386	2.35%
liabilities

Noninterest-bearing liabilities
Demand deposits	$69,520			$66,036
Other liabilities	6,027			7,596

Stockholders' equity	$108,760			$110,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$816,355			$830,536

Net interest income / margin		$19,307	3.29%		$21,420	3.60%
Spread Analysis
Interest income/average assets		$34,920	5.70%		$32,806	5.27%
Interest expense/average assets		15,613	2.55%		11,386	1.83%
Net interest income/average assets		19,307	3.15%		21,420	3.44%

1	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

Net Interest Income

For the nine months ended September 30, 2006 and 2005, the Company's net interest margin adjusted for tax exempt income was 3.29% and 3.60%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2006 and September 30, 2005 totaled $17,259,000 and $19,320,000, respectively, an 11% decline.

For the nine months ended September 30, 2006, interest income increased $2,167,000 or 7% when compared to the same period in 2005. The increase was primarily attributable to higher loan and investment yields than the nine months ended September 30, 2005.

Interest expense increased $4,227,000 or 37% for the nine months ended September 30, 2006 when compared to the same period in 2005. The higher interest expense for the period is primarily attributable to a higher average rate on total deposits and other borrowed funds as short term market interest rates have increased significantly in comparison to the same period in 2005.

Provision for Loan Losses

The Company’s credit for loan losses for the nine months ended September 30, 2006 was $227,000 compared to a provision expense of $247,000 during the same period last year. A reduction in the specific reserve for a problem credit and declining loan demand allowed a decrease in the required level of the allowance for loan losses calculated by the Banks. This decrease in estimated allowance created the credit for loan losses. Net charge-off loans of $35,000 were realized in the nine months ended September 30, 2006 and compare to net recoveries of $7,000 for the nine months ended September 30, 2005.

Non-interest Income and Expense

Non-interest income increased $829,000, or 20% during the nine months ended September 30, 2006 compared to the same period in 2005. The increase is primarily the result of a first quarter $471,000 gain on the foreclosure of a commercial real estate property where the fair market value determined by an independent appraisal exceeded the loan carrying amount and an increase of $213,000 in realized gains on the sale of securities in the Company's equity portfolio.

Non-interest expense increased $225,000 or 2% for the first nine months of 2006 compared to the same period in 2005. Higher data processing expense associated with Internet banking was the primary reason for the increased non-interest expense.

Income Taxes

The provision for income taxes for September 30, 2006 and September 30, 2005 was $2,658,000 and $2,963,000, respectively. This amount represents an effective tax rate of 24% for the nine months ended September 30, 2006 versus 25% for the same nine months in 2005. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

As of September 30, 2006, total assets were $821,902,000, a $2,518,000 increase compared to December 31, 2005. While total assets were relatively unchanged, loans volume decreased from the payoff of several large commercial loans since December 31, 2005 that created an increase in securities available for sale.

Index

Investment Portfolio

The investment portfolio totaled $351,929,000 as of September 30, 2006, higher than the December 31, 2005 balance of $333,510,000 with the primary increase in the U.S. government agency and corporate bond portfolios.

Loan Portfolio

Loan demand for the Company has been light during the nine-month period as net loans totaled $424,848,000 as of September 30, 2006 compared to $440,318,000 as of December 31, 2005.

Deposits

Deposits totaled $649,661,000 as of September 30, 2006, a decrease of $18,682,000 or 3% from December 31, 2005. Money market accounts and time certificates of $100,000 and over primarily accounted for the reduction in deposits.

Other Borrowed Funds

Other borrowed funds as of September 30, 2006 totaled $53,343,000 consisting primarily of federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Other borrowings as of December 31, 2005 totaled $37,521,000.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on September 30, 2006 totaled $424,848,000 compared to $440,318,000 as of December 31, 2005. Net loans comprise 52% of total assets as of September 30, 2006. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 0.92% is above that of the Company’s peer group of 416 bank holding companies with assets of $500 million to $1 billion as of June 30, 2006 of 0.49%. The increase in the level of problem loans relates to one large credit relationship that has not been renewed until an adequate repayment plan is put in place.

Impaired loans totaled $4,389,000 as of September 30, 2006 compared to $689,000 as of December 31, 2005. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans. As of September 30, 2006, non-accrual loans totaled $695,000, loans past due 90 days still accruing totaled $3,289,000 and there were restructured loans outstanding of $405,000. Other real estate owned as of September 30, 2006 and December 31, 2005 totaled $2,725,000 and $1,742,000, respectively.

Index

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2006 and December 31, 2005 was an identical 1.51%. The allowance for loan and lease losses totaled $6,503,000 and $6,765,000 as of September 30, 2006 and December 31, 2005, respectively. Net charge-offs for the quarter ended September 30, 2006 totaled $11,000 and compare to net charge-offs of $18,000 for the quarter ended September 30, 2005.

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

As of September 30, 2006, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the follows topics:

•	Review the Company’s Current Liquidity Sources
•	Review of the Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for September 30, 2006 and December 31, 2005 totaled $21,396,000 and $24,376,000, respectively.

Other sources of liquidity available to the Banks as of September 30, 2006 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $43,000,000 with $2,000,000 currently outstanding and federal funds borrowing capacity at correspondent banks of $86,500,000 with $15,500,000 currently outstanding. The Company had securities sold under agreements to repurchase totaling $33,570,000 and outstanding FHLB term advances of $2,000,000 as of September 30, 2006.

Index

Total investments as of September 30, 2006 were $351,929,000 compared to $333,510,000 as of year-end 2005. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of September 30, 2006.

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

Review of Statements of Cash Flows

Operating cash flows for September 30, 2006 and 2005 totaled $8,162,000 and $9,450,000, respectively. The primary variance in operating cash flows for the first nine months of 2006 compared to the same period one year ago relates to lower net income and an increase in other assets.

Net cash provided by investing activities through September 30, 2006 and 2005 was $1,748,000 and $12,143,000, respectively. The most significant change in investing activities for the first nine months of 2006 is that loan originations have declined significantly compared to the same period in 2005.

Net cash used in financing activities for September 30, 2006 and 2005 totaled $9,987,000 and $20,087,000, respectively. A higher level of federal funds purchased and repurchase agreements were used to fund a decline in deposits for the nine months ended September 30, 2006. As of September 30, 2006, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the nine months ended September 30, 2006, dividends paid by the Banks to the Company amounted to $6,818,000 compared to $6,438,000 for the same period in 2005. Dividends paid by the Banks to the Company amounted to $8,634,000 through December 31, 2005 compared to $8,384,000 for the year ended December 31, 2004. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $35,327,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flows needs as of September 30, 2006 that is a concern to management.

Index

Capital Resources

The Company’s total stockholders’ equity increased to $111,776,000 as of September 30, 2006, from $109,227,000 at December 31, 2005. The increase in equity is primarily attributable to appreciation in capital accounts relating to net unrealized gains on the market value of the Company and Banks’ investment portfolios and higher retained earnings. At September 30, 2006 and December 31, 2005, stockholders’ equity as a percentage of total assets was 13.60% and 13.33%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines as of September 30, 2006.

On November 9, 2005, the Company’s Board of Directors authorized $3 million to be used for the stock repurchase of Company common stock for the calendar year 2006. No Company stock has been repurchased during the nine months ended September 30, 2006. On November, 8, 2006, the Company’s Board of Directors authorized $3 million to be used for Company stock repurchases for the calendar year 2007.

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

Index

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2006. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company’s internal controls over financial reporting.

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

AMES NATIONAL CORPORATION

DATE: November 8, 2006	By:	/s/ Daniel L. Krieger

Daniel L. Krieger, President
Principal Executive Officer

	By:	/s/ John P. Nelson

John P. Nelson, Vice President
Principal Financial Officer