Form 10-K
period 2006-12-31
AMES NATIONAL CORP
filed 2007-03-15
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006.	Commission File Number 0-32637.

AMES NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 FIFTH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

(515) 232-6251
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $2.00 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of June 30, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $195,454,346.  Shares of common stock beneficially owned by each executive officer and director of the Company and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock on February 28, 2007, was 9,425,013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on March 16, 2007, are incorporated by reference into Part III of this Form 10-K.

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

Banking Subsidiaries

First National Bank, Ames, Iowa.  First National is a nationally-chartered, commercial bank insured by the Federal Deposit Insurance Corporation (the “FDIC”).  It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company.  First National provides full-service banking to businesses and residents within the Ames community and surrounding area. It provides a variety of products and services designed to meet the needs of the market it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships. First National conducts business out of three full-service offices and one super market location, all located in the city of Ames.   A new full-service branch office is being built in Ankeny, Iowa and is expected to open in the second quarter of 2007.

As of December 31, 2006, First National had capital of $41,284,000 and 88 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income of $5,938,000 in 2006, $6,417,000 in 2005, and $6,949,000 in 2004. Total assets as of December 31, 2006, 2005 and 2004 were $423,517,000, $413,412,000, and $436,074,000, respectively.

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

As of December 31, 2006, State Bank had capital of $11,298,000 and 22 full-time equivalent employees. It had net income of $1,310,000 in 2006, $1,401,000 in 2005 and $1,707,000 in 2004. Total assets as of December 31, 2006, 2005 and 2004 were $114,266,000, $112,626,000 and $112,599,000, respectively.

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

As of December 31, 2006, Boone Bank had capital of $12,490,000 and 26 full-time equivalent employees.  It had net income of $1,636,000 in 2006, $1,849,000 in 2005 and $2,059,000 in 2004. Total assets as of December 31, 2006, 2005 and 2004 were $103,225,000, $108,780,000 and $112,578,000, respectively.

Randall-Story State Bank, Story City, Iowa.  Randall-Story Bank is an Iowa, state-chartered, FDIC insured commercial bank.  Randall-Story Bank was acquired by the Company in 1995 through a stock transaction whereby the then shareholders of Randall-Story Bank exchanged all their Randall-Story Bank stock for stock in the Company.  Randall-Story Bank was organized in 1928 and provides full-service banking to Story City and the surrounding area. While its primary emphasis is in agricultural lending, Randall-Story Bank also provides the traditional lending services typically offered by community banks.  The bank closed its office in Randall, Iowa in 2006 as the result of the community’s declining population base.

As of December 31, 2006, Randall-Story Bank had capital of $7,871,000 and 15 full-time equivalent employees.  It had net income of $902,000 in 2006, $869,000 in 2005 and $1,036,000 in 2004. Total assets as of December 31, 2006, 2005 and 2004 were $73,777,000, $70,371,000 and $74,427,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally-chartered, commercial bank insured by the FDIC. It was newly chartered in June of 2002 and offers a broad range of deposit and loan products, as well as Internet banking and trust services to customers located in the Marshalltown and surrounding Marshall County area.

As of December 31, 2006, United Bank had capital of $7,581,000 and 21 full-time equivalent employees. United Bank had a loss of $58,000 in 2006 and a profit in 2005 and 2004 of $124,000 and $105,000, respectively.  Total assets as of December 31, 2006, 2005 and 2004 were $95,619,000, $94,684,000 and $89,653,000, respectively.

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

Agricultural Loans.  The Banks, by nature of their location in central Iowa, are directly and indirectly involved in agriculture and agri-business lending.  This includes short-term seasonal lending associated with cyclical crop and livestock production, intermediate term lending for machinery, equipment and breeding stock acquisition and long-term real estate lending. These loans are typically secured by the crops, livestock, equipment or real estate being financed.  The basic tenet of the Banks' agricultural lending philosophy is a blending of strong, positive cash flow supported by an adequate collateral position, along with a demonstrated capacity to withstand short-term negative impact if necessary.  Applicable governmental subsidies and affiliated programs are utilized if warranted to accomplish these parameters.  Approximately 14% of the Banks' loans have been made for agricultural purposes.  The Banks have not experienced a material adverse effect on their business as a result of defaults on agricultural loans and do not anticipate at the present time experiencing any such effect in the future.

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

Commercial and Agricultural Term Loans – These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Terms are generally the lesser of five years or the useful life of the asset.  Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan to value is generally 75% of the cost or value of the assets.  Loans are normally guaranteed by the principal(s). Commercial and agricultural operating and term loans represent approximately 20% of the loan portfolio.

Residential First Mortgage Loans – Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods of no longer than seven years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios normally do not exceed 80% without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks’ collateral position. Loans secured by one to four family residential properties represent approximately 23% of the loan portfolio.

Home Equity Term Loans – These loans are normally for the purpose of home improvement or other consumer purposes and are secured by a junior mortgage on residential real estate. Loan-to-value ratios normally do not exceed 90% of market value.

Home Equity Lines of Credit - The Banks offer a home equity line of credit with a maximum term of 60 months. These loans are secured by a junior mortgage on the residential real estate and normally do not exceed a loan-to-market value ratio of 90% with the interest adjusted quarterly.

Consumer Loans – Consumer loans are normally made to consumers under the following guidelines.  Automobiles - loans on new and used automobiles generally will not exceed 80% and 75% of the value, respectively.  Recreational vehicles and boats - 66% of the value.  Mobile home - maximum term on these loans is 180 months with the loan-to-value ratio generally not exceeding 66%.  Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Banks’ collateral position.  Unsecured - The term for unsecured loans generally does not exceed 12 months. Consumer and other loans represent approximately 7% of the loan portfolio.

Employees

At December 31, 2006, the Banks had a total of 172 full-time equivalent employees and the Company had an additional 12 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory.  Unions represent none of the employees.

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

As of December 31, 2006, there were 26 FDIC insured institutions having approximately 65 offices or branch offices within Boone, Story and Marshall County, Iowa where the Banks' offices are located.  First National, State Bank and Randall-Story Bank together have the largest percentage of deposits in Story County and Boone Bank has the highest percentage of deposits in Boone County.

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

Supervision and Regulation

The following discussion generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries and therefore do not purport to be complete and are qualified in their entirety by reference to those statutes and regulations. In addition, due to the numerous statutes and regulations that apply to and regulate the banking industry, many are not referenced below.

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

FDIC Insurance. Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000 for single accounts, $250,000 for self-directed retirement accounts, $100,000 for joint accounts, and $100,000 for qualifying revocable trust accounts. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification.  The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law.

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

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized".  Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of February 28, 2007, neither the Company nor any of the Banks were subject to any regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Furthermore, as of that same date, each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits.  Generally, reserves of 3% must be maintained against total transaction accounts of $45,800,000 or less (subject to an exemption not in excess of the first $8,500,000 of transaction accounts).  A reserve of $1,374,000 plus 10% of amounts in excess of $45,800,000 must be maintained in the event total transaction accounts exceed $45,800,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements.  Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

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

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Kevin G. Deardorff	52	Vice President & Technology Director of the Company.

Leo E. Herrick	65	President of United Bank commencing June, 2002. Previously, employed as Chairman of the Board and President of F&M Bank-Iowa, Marshalltown, Iowa.

Daniel L. Krieger	70
Chairman of the Company since 2003 and President of Company since 1997. Previously served as President of First National. Also serves as a Director of the Company, Chairman of the Board and Trust Officer of First National and Chairman of the Board of Boone Bank and United Bank.

Stephen C. McGill	52	President of State Bank since 2003. Previously served as Senior Vice President of State Bank.

John P. Nelson	40	Vice President, Secretary and Treasurer of Company. Also serves as Director of Randall-Story Bank and State Bank.

Thomas H. Pohlman	56	Named Chief Operating Officer of the Company in 2006 and also serves as President of First National since 1999.

Jeffrey K. Putzier	45	President of Boone Bank since 1999.

Harold E. Thompson	61	President of Randall Story Bank since 2003. Previously served as Executive Vice President of Randall-Story State Bank.

Terrill L. Wycoff	63	Executive Vice President of First National since 2000.

ITEM 1A.	RISK FACTORS

Rising Interest Rates

The Company has experienced a decrease in net income from 2004 to 2006, primarily as a result of reductions in net interest income due to rising market interest rates that have caused interest expense to increase more quickly than interest income.  Rising interest rates will again present a challenge to the Company in 2007.  Continued increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily its deposits and other borrowings).  Therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income, as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

Concentration of Operations

The Company’s operations are concentrated in central Iowa. As a result of this geographic concentration, the Company’s results may correlate to the economic conditions in this area. Deterioration in economic conditions, particularly in the industries on which this area depends (including agriculture which, in turn, is dependent upon weather conditions and government support programs), may adversely affect the quality of the Company’s loan portfolio and the demand for the Company’s products and services, and accordingly, its results of operations.

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

Trading Volume

The trading volume in the Company’s common stock on the Nasdaq Capital Market is relatively limited compared to those of larger companies listed on the Nasdaq Capital Market, the Nasdaq Global Markets, the New York Stock Exchange or other consolidated reporting systems or stock exchanges. A change in the supply or demand for the Company’s common stock may have a more significant impact on the price of the Company’s stock than for more actively traded companies.

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

Government Regulations

Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company’s operations. The Company and its Banks are subject to extensive supervision of, and examination by, federal and state regulatory authorities which may limit the Company’s growth and the return to our shareholders by restricting certain activities, such as:

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

Equity Prices

A substandard performance in the Company’s equity portfolio could lead to a reduction in the historical level of realized security gains, thereby negatively impacting the Company’s earnings.  The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks with an estimated fair market value of approximately $24 million as of December 31, 2006.  The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has not received any written comments from the staff of the SEC regarding its periodic or current reports filed under the Exchange Act in 2006.

ITEM 2.	PROPERTIES

The Company's office is housed in the main office of First National located at 405 Fifth Street, Ames, Iowa and occupies approximately 3,357 square feet. A lease agreement between the Company and First National provides the Company will make available for use by First National an equal amount of interior space at the Company’s building located at 2330 Lincoln Way in lieu of rental payments. The main office is owned by First National free of any mortgage and consists of approximately 45,000 square feet and includes a drive-through banking facility. In addition to its main office, First National conducts its business through two full-service offices, the University office and the North Grand office, and one super-market location, the Cub Food office. A new full-service office branch is being constructed in Ankeny, Iowa and will occupy approximately 14,000 square feet and is expected to be opened in the second quarter of 2007.  The North Grand office is owned by First National free of any mortgage. The University office is located in a 16,000 square foot multi-tenant property owned by the Company. A 24-year lease agreement with the Company has been modified in 2002 to provide that an equal amount of interior space will be made available to the Company at First National’s main office at 405 Fifth Street in lieu of rental payments. First National will continue to rent the drive-up facilities of approximately 1,850 square feet at this location for $1,200 per month. The Cub Foods office is leased by First National under a 20 year lease with a five year initial term and three, five year renewal options. The current annual rental payment is $21,000.

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

Randall-Story Bank conducts its business from its main office located at 606 Broad Street, Story City, Iowa which is owned by Randall-Story Bank free of any mortgage.

United Bank conducts its business from its main office located at 2101 South Center Street, Marshalltown, Iowa.  The 5,200 square foot premise was constructed in 2002.  In 2005, United Bank purchased a branch location at 29 S. Center Street in Marshalltown that is 1,972 square feet.  Both properties are owned by United Bank free of any mortgage.

The property the Company owns is located at 2330 Lincoln Way, Ames, Iowa consisting of a multi tenant building of approximately 16,000 square feet.  First National leases 5,422 square feet of this building to serve as its University Office.  4,131 square feet of the remaining space is currently leased to five tenants who occupy the space for business purposes; the remaining 3,536 square feet of rentable space is currently unoccupied.  The Company owns a real estate property adjacent to 2330 Lincoln Way at 2318 Lincoln Way which consists of a single story commercial building with 2,400 square feet of leased space that is currently occupied by one tenant for business purposes.

ITEM 3.	LEGAL PROCEEDINGS

The Banks are from time to time parties to various legal actions arising in the normal course of business.  The Company believes that there is no threatened or pending proceeding against the Company or the Banks, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company or the Banks.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 28, 2007, the Company had approximately 570 shareholders of record and an estimated 926 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts.  The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”.  Trading in the Company’s common stock is, however, relatively limited.

The Board of Directors of the Company approved a stock repurchase program on November 8, 2006.  The Company has a strong capital position and this program provides an opportunity to repurchase Company stock on the open market when it is deemed to be favorably priced for repurchase.  The program authorizes the repurchase of up to 100,000 shares during the calendar year 2007, or approximately 1% of 9,425,013 shares of common stock presently outstanding.  The repurchases will be made in open market transactions at the discretion of management using Company cash.  The timing and actual number of shares purchased will depend on a variety of factors such as price, the Company’s liquidity position and other market conditions.  The program may be limited or discontinued at any time without notice.  The Company did not repurchase any shares in 2006.

Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

2006			2005

Market Price			Market Price

Quarter	High	Low	Quarter	High	Low
1st	$28.57	$22.85	1st	$32.67	$27.57
2nd	$26.00	$19.75	2nd	$40.00	$30.00
3rd	$22.75	$21.41	3rd	$42.82	$25.57
4th	$22.69	$19.82	4th	$29.00	$23.12

The Company declared aggregate annual cash dividends in 2006 and 2005 of $9,801,000 and $9,417,000, respectively, or $1.04 per share in 2006 and $1.00 per share in 2005.  In February 2007, the Company declared an aggregate cash dividend of $2,545,000 or $.27 per share.  Quarterly dividends declared during the last two years were as follows:

	2006	2005

Quarter	Cash dividends declared per share	Cash dividends declared per share

1st	$0.26	$0.25
2nd	0.26	0.25
3rd	0.26	0.25
4th	0.26	0.25

The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors of the Company and will be subject to, among other things, the future earnings, capital requirements and financial condition of the Company and certain regulatory restrictions imposed on the payment of dividends by the Banks.  Such restrictions are discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and in Note 11 of the Company’s financial statements included herein.

The following performance graph provides information regarding cumulative, five-year total return on an indexed basis of the Company's Common Stock as compared with the NASDAQ Composite Index, the SNL Midwest OTC Bulletin Board Bank Index (“Midwest OTC Bank Index”) and the SNL NASDAQ Bank Index prepared by SNL Financial L.C. of Charlottesville, Virginia. The Midwest OTC Bank Index reflects the performance of 135 bank holding companies operating principally in the Midwest as selected by SNL Financial. The SNL NASDAQ Bank Index is comprised of all 525 bank holding companies listed on the NASDAQ market throughout the United States. The indexes assume the investment of $100 on December 31, 2001 in the Common Stock, the NASDAQ Composite Index, Midwest OTC Bank Index and the NASDAQ Bank Index with all dividends reinvested. The Company’s stock price performance shown in the following graph is not indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2002 through 2006 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Year Ended December 31
(dollars in thousands, except per share amounts)	2006	2005	2004	2003	2002

STATEMENT OF INCOME DATA
Interest income	$44,296	$41,306	$37,354	$35,314	$36,270
Interest expense	21,306	15,933	10,564	10,339	11,663
Net interest income	22,990	25,373	26,790	24,975	24,607
Provision (credit) for loan losses	(183)	331	479	645	688
Net interest income after provision (credit) for
loan losses	23,173	25,042	26,311	24,330	23,919
Noninterest income	6,674	5,613	5,269	6,435	5,135
Noninterest expense	15,504	15,210	14,935	14,819	13,276
Income before provision for income tax	14,343	15,445	16,645	15,946	15,778
Provision for income tax	3,399	3,836	4,255	4,321	4,438
Net Income	$10,944	$11,609	$12,390	$11,625	$11,340

	2006	2005	2004	2003	2002
DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$9,801	$9,417	$7,590	$7,142	$6,820
Cash dividends declared per share	$1.04	$1.00	$0.81	$0.76	$0.73
Basic and diluted earnings per share	$1.16	$1.23	$1.32	$1.24	$1.21
Weighted average shares outstanding	9,422,402	9,415,599	9,405,705	9,393,672	9,381,855

BALANCE SHEET DATA
Total assets	$838,853	$819,384	$839,753	$752,786	$677,229
Net loans	429,123	440,318	411,639	355,533	329,593
Deposits	680,356	668,342	658,176	619,549	550,622
Stockholders' equity	112,923	109,227	110,924	107,325	101,523
Equity to assets ratio	13.46%	13.33%	13.21%	14.26%	14.99%

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$10,944	$11,609	$12,390	$11,625	$11,340
Average assets	818,450	831,198	793,076	726,945	635,816
Average stockholders' equity	109,508	109,802	108,004	104,141	98,282

Return on assets (net income divided by average assets)	1.34%	1.40%	1.56%	1.60%	1.78%
Return on equity (net income divided by average equity)	9.99%	10.57%	11.47%	11.16%	11.54%
Net interest margin (net interest income divided by average earning assets)	3.29%	3.56%	3.97%	4.02%	4.51%

Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	52.27%	49.09%	46.59%	47.18%	44.64%

Dividend payout ratio (dividends per share divided by net income per share)	89.66%	81.30%	61.27%	61.46%	60.05%
Dividend yield (dividends per share divided by closing year-end market price)	4.95%	3.89%	3.01%	3.91%	4.69%
Equity to assets ratio (average equity divided by average assets)	13.38%	13.21%	13.62%	14.33%	15.46%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company does not engage in any material business activities apart from its ownership of the Banks and managing its own bond and equity portfolio.  Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker dealer.  The Company employs twelve individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems and the coordination of management activities, in addition to 172 full-time equivalent individuals employed by the Banks.

The Company’s primary competitive strategy is to utilize seasoned and competent Bank management and local decision-making authority to provide customers with prompt response times and flexibility in the products and services offered.  This strategy is viewed as providing an opportunity to increase revenues through creating a competitive advantage over other financial institutions.  The Company also strives to remain operationally efficient to improve profitability while enabling the Company to offer more competitive loan and deposit rates.

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

The Company reported net income of $10,944,000 for the year ended December 31, 2006 compared to $11,609,000 and $12,390,000 reported for the years ended December 31, 2005 and 2004, respectively. This represents a decrease of 5.7% when comparing 2006 and 2005, and a decrease of 6.3% when comparing 2005 and 2004. The decline in net income in 2006 and 2005 is primarily the result of lower net interest income which in turn, has resulted from higher market interest rates that have caused deposit interest expense to increase more quickly than interest income on earning assets.  Earnings per share for 2006 were $1.16 compared to $1.23 in 2005 and $1.32 in 2004.  Four of the Company’s five Banks had profitable operations during 2006. United Bank posted a loss of $58,000 in 2006.

The Company’s return on average equity for 2006 was 9.99% compared to 10.57% and 11.47% in 2005 and 2004, respectively, and the return on average assets for 2006 was 1.34% compared to 1.40% in 2005 and 1.56% in 2004.  Lower net interest income caused both the return on average equity and return on average assets to decline in 2006 and 2005 compared to the previous year.

The following discussion will provide a summary review of important items relating to:

•	Challenges
•	Key Performance Indicators
•	Industry Results
•	Income Statement Review
•	Balance Sheet Review
•	Asset Quality and Credit Risk Management
•	Liquidity and Capital Resources
•	Interest Rate Risk
•	Inflation
•	Forward-Looking Statements

Challenges

Management has identified certain challenges that may negatively impact the Company’s revenues and profitability in the future and is attempting to position the Company to best respond to those challenges.

•
Short-term interest rates have increased significantly since June of 2004 while longer term rates (10 to 20 years) are relatively unchanged since 2004.  This movement in short-term rates has caused the yield curve to be flat or slightly inverted for most of 2006.  Banks have historically earned higher levels of net interest income by investing in longer term loans and investments at higher yields and paying lower deposit expense rates on shorter maturity deposits.  If the yield curve remains flat or inverted in 2007, the Company’s net interest margin may continue to compress.

•
Rising interest rates will present a challenge to the Company in 2007.  Continued increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

•
A substandard performance in the Company’s equity portfolio could lead to a reduction in the historical level of realized security gains, thereby negatively impacting the Company’s earnings.  The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks with an estimated fair market value of approximately $24 million as of December 31, 2006.  The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,681 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Year Ended December 31,
	2006		2005		2004
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.34%	1.28%	1.40%	1.28%	1.56%	1.29%

Return on equity	9.99%	12.34%	10.57%	12.46%	11.47%	13.28%

Net interest margin	3.29%	3.31%	3.56%	3.49%	3.97%	3.53%

Efficiency ratio	52.27%	56.79%	49.09%	57.24%	46.59%	58.03%

Capital ratio	13.38%	8.23%	13.21%	8.25%	13.62%	8.12%

Key performance indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company’s return on assets ratio is in line with that of the industry, however, this ratio has declined in 2006 as compared to 2005 and 2004 as the result of lower net interest income.

•	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company.  The Company’s return on equity ratio is below that of the industry primarily as a result of lower net interest income in 2006 and the higher level of capital the Company maintains for future growth and acquisitions.

•	Net Interest Margin

The ratio is calculated by dividing net interest income by average earning assets.  Earning assets consist primarily of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings.  The Company’s net interest margin is in line with peer bank averages but has fallen since 2005 as rising market interest rates have caused interest expense to increase more quickly than interest income.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2006:

FDIC-insured institutions reported total net income of $35.7 billion in the fourth quarter of 2006. This was the lowest quarterly earnings total in 2006, but it was still more than the industry has earned in any quarter prior to 2006. Fourth-quarter net income was $3.0 billion (9.3%) more than insured institutions reported in the last quarter of 2005 when large losses in credit-card portfolios hurt industry earnings. Fourth-quarter results were affected by accounting adjustments triggered by a few large corporate restructurings that occurred during the quarter; these adjustments had the effect of reducing a number of reported income and expense items. If not for these adjustments, industry net income probably would have set a new quarterly record, thanks to large one-time gains at a few big institutions. However, core earnings would have still been below the levels of the previous three quarters in 2006.

Net interest income was $178 million (0.2%) higher in the fourth quarter than a year earlier. This is the smallest year-over-year increase in quarterly net interest income in three years. Without the accounting impact of corporate restructurings, the underlying growth rate would have been closer to 3.3%. Similarly, the industry reported total noninterest income for the quarter of $56.1 billion, or $677 million (1.2%) more than it reported for the fourth quarter of 2005. Adjusted for the effect of the restructurings, the increase in noninterest income would have been approximately 13.7%. Among items that were not affected by the restructurings, sales of securities and other assets yielded net gains of $624 million in the fourth quarter, while extraordinary items contributed another $2.1 billion to pretax earnings. This is the largest quarterly amount of extraordinary gains ever reported. Most of the gains came from the sale of retail branches and a trust operation between insured institutions. One negative factor in fourth-quarter results was higher expenses for bad loans. The fourth-quarter loan-loss provision of $9.6 billion was $923 million (10.6%) higher than in the fourth quarter of 2005, and was the largest quarterly loss provision for the industry in two and a half years. The average return on assets (ROA) for the fourth quarter was 1.21%, the same as in the fourth quarter of 2005. Year-over-year improvements in quarterly profitability were concentrated among the largest institutions. More than half of all institutions — 52.4% — reported lower ROAs in the fourth quarter compared to the fourth quarter of 2005. Three out of every four institutions reporting lower ROAs also reported lower net interest margins.

About two out of every three insured institutions (64.4%) saw their net interest margins decline between the third and fourth quarters of 2006. The industry’s average margin declined from 3.38% to 3.20%, based on reported results. Excluding the accounting impact of corporate restructurings, the industry’s fourth-quarter margin would have been closer to 3.30%.  In an environment of relatively stable interest rates and an inverted yield curve, insured institutions’ average funding costs rose more rapidly than their average asset yields. This development is especially problematic for smaller institutions. During 2006, insured institutions with assets less than $1 billion obtained three-quarters of their net operating revenue (total noninterest income plus net interest income) from net interest income. Larger institutions obtained only 57.1% of their net operating revenue from net interest income.

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

ASSETS
	2006			2005			2004
	Average balance	Revenue	Yield	Average balance	Revenue	Yield	Average balance	Revenue	Yield
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$70,581	$5,490	7.78%	$66,581	$4,286	6.44%	$48,775	$2,548	5.22%
Agricultural	33,054	2,758	8.34%	29,772	2,143	7.20%	28,406	1,839	6.47%
Real estate	306,991	19,655	6.40%	310,438	18,912	6.09%	285,087	17,169	6.02%
Consumer and other	27,540	1,691	6.14%	29,206	1,638	5.61%	23,079	1,317	5.71%
Total loans (including fees)	$438,166	$29,594	6.75%	$435,997	$26,979	6.19%	$385,347	$22,873	5.94%

Investment securities
Taxable	$212,897	$9,195	4.32%	$216,785	$8,823	4.07%	$213,043	$8,911	4.18%
Tax-exempt 2	123,427	7,913	6.41%	126,323	8,006	6.34%	127,048	8,125	6.40%
Total investment securities	$336,324	$17,108	5.09%	$343,108	$16,829	4.90%	$340,091	$17,036	5.01%

Interest bearing deposits with banks	$4,114	$139	3.38%	$7,037	$169	2.40%	$8,713	$130	1.49%
Federal funds sold	4,229	224	5.30%	4,833	131	2.71%	11,630	159	1.37%
Total Interest-earning assets	$782,833	$47,065	6.01%	$790,975	$44,108	5.58%	$745,781	$40,198	5.39%

Noninterest-earning assets
Cash and due from banks	$17,056			$22,885			$27,581
Premises and equipment, net	11,005			9,229			8,517
Other, less allowance for loan losses	7,556			8,109			11,197
Total noninterest-earning assets	$35,617			$40,223			$47,295

TOTAL ASSETS	$818,450			$831,198			$793,076

1	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Average Balances and Interest Rates(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2006			2005			2004
	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$314,567	$8,250	2.62%	$323,334	$5,757	1.78%	$329,410	$3,210	0.97%
Time deposits < $100,000	182,241	7,071	3.88%	173,966	5,530	3.18%	173,581	4,974	2.87%
Time deposits> $100,000	99,123	4,422	4.46%	90,687	3,095	3.41%	70,076	1,759	2.51%
Total deposits	$595,931	$19,743	3.31%	$587,987	$14,382	2.45%	$573,067	$9,943	1.74%
Other borrowed funds	36,388	1,563	4.30%	56,443	1,551	2.75%	38,211	620	1.62%
Total Interest-bearing liabilities	$632,319	$21,306	3.37%	$644,430	$15,933	2.47%	$611,278	$10,563	1.73%

Noninterest-bearing liabilities
Demand deposits	$70,095			$69,577			$65,785
Other liabilities	6,528			7,389			8,009

Stockholders' equity	$109,508			$109,802			$108,004

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$818,450			$831,198			$793,076

Net interest income		$25,759	3.29%		$28,177	3.56%		$29,635	3.97%
Spread Analysis
Interest income/average assets		$47,065	5.75%		$44,108	5.31%		$40,198	5.07%
Interest expense/average assets		21,306	2.60%		15,931	1.92%		10,563	1.33%
Net interest income/average assets		25,759	3.15%		28,177	3.39%		29,635	3.74%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate.  For example, commercial loan interest income increased $1,204,000 in 2006 compared to 2005.  An increased volume of commercial loans added $270,000 in income in 2006 and higher interest rates increased interest income in 2006 by $934,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

(dollars in thousands)	2006 Compared to 2005			2005 Compared to 2004
	Volume	Rate	Total 1	Volume	Rate	Total
Interest income
Loans
Commercial	$270	$934	$1,204	$1,060	$678	$1,738
Agricultural	253	362	615	91	213	304
Real estate	(212)	955	743	1,541	202	1,743
Consumer and other	(97)	150	53	344	(23)	321
Total loans (including fees)	$214	$2,401	$2,615	$3,036	$1,070	$4,106

Investment securities
Taxable	$(161)	$533	$372	$152	$(240)	$(88)
Tax-exempt	(182)	89	(93)	(45)	(74)	(119)
Total investment securities	$(343)	$622	279	$107	$(314)	$(207)

Interest bearing deposits with banks	$(84)	$53	$(31)	$(29)	$68	$39
Federal funds sold	(18)	112	94	(127)	99	(28)
Total Interest-earning assets	$(231)	$3,188	$2,957	$2,987	$923	$3,910

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$(160)	$2,653	$2,493	$(60)	$2,605	$2,545
Time deposits < $100,000	274	1,267	1,541	12	544	556
Time deposits> $100,000	308	1,020	1,328	602	734	1,336
Total deposits	$422	$4,940	$5,362	$554	$3,883	$4,437
Other borrowed funds	(672)	683	11	378	553	931
Total Interest-bearing liabilities	$(250)	$5,623	$5,373	$932	$4,436	$5,368
Net interest income/earning assets	$19	$(2,435)	$(2,416)	$2,055	$(3,513)	$(1,458)

1	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change ue to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest component contributing to net income is net interest income, which is the difference between interest earned on earning assets (which are primarily loans and investments) and interest paid on interest bearing liabilities (which are primarily deposits accounts and other borrowings).  The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income.  Refer to the tables preceding this paragraph for additional detail.  Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities.  Net interest income divided by average earning assets is referred to as net interest margin.  For the years December 31, 2006, 2005 and 2004, the Company's net interest margin was 3.29%, 3.56% and 3.97%, respectively.

Net interest income during 2006, 2005 and 2004 totaled $22,990,000, $25,373,000 and $26,790,000, respectively, representing a 9% decrease in 2006 from 2005 and a 5% decrease in 2005 compared to 2004.  Net interest income has fallen since 2004 as rising market interest rates have caused interest expense to increase more quickly than interest income.

The high level of competition in the local markets and increasing market interest rates will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s largest market, Ames, Iowa, has nine banks, two thrifts, four credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other communities creating similarly competitive environments.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses.  The Company’s credit for loan losses for the year ending December 31, 2006 was $183,000 compared to a provision expense of $331,000 during the same period last year. A reduction in the specific reserve for a problem credit and declining loan demand allowed a decrease in the required level of the allowance for loan losses calculated by the Banks.  This decrease in estimated allowance created the credit for loan losses.  The $331,000 of provision expense for loan losses during 2005 was lower than the $479,000 recorded in 2004 primarily as the result of a lower level of problem loans in 2005.  Refer to the Asset Quality and Credit Risk Management discussion for additional details with regard to loan loss provision expense.

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

Noninterest income during 2006, 2005 and 2004 totaled $6,674,000, $5,613,000 and $5,269,000, respectively, representing a 19% increase in 2006 from 2005 and a 7% increase in 2005 from 2004.  The increase in 2006 is primarily the result of a first quarter $471,000 gain on the foreclosure of a commercial real estate property where the fair market value determined by an independent appraisal exceeded the loan carrying amount, an increase of $339,000 in realized gains on the sale of securities in the Company's equity portfolio, and higher trust department income.  The higher non-interest income in 2005 compared to 2004 related to higher realized gains on the sale of securities and improved trust department income.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds.  Historically, the Company has not had any material expenses relating to discontinued operations, extraordinary losses or adjustments from a change in accounting principles.  Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 61% of noninterest expenses in 2006.

Noninterest expense during 2006, 2005 and 2004 totaled $15,504,000, $15,210,000 and $14,935,000, respectively, representing a 2% increase in both 2006 and 2005.  Lower incentive compensation for senior officers of the Company and Banks in 2006 and 2005 contributed to the limited increase in noninterest expense.  The percentage of noninterest expense to average assets was 1.89% in 2006, compared to 1.83% and 1.88% during 2005 and 2004, respectively.

Provision for Income Taxes

The provision for income taxes for 2006, 2005 and 2004 was $3,399,000, $3,836,000 and $4,255,000, respectively. This amount represents an effective tax rate of 24% during 2006, compared to 25% and 26% for 2005 and 2004, respectively.  The Company's marginal federal tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

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

Total assets increased to $838,853,000 in 2006 compared to $819,384,000 in 2005, a 2% increase.  The securities portfolio grew $21 million and federal funds sold grew by $13 million, offset by a decline of $11 million in the Company’s loan portfolio when comparing year end 2006 and 2005.

Loan Portfolio

Net loans for the year ended December 31, 2006 totaled $429,123,000, down from the $440,318,000 as of December 31, 2005, a decrease of 3%. The decrease in loan volume can be primarily attributed to softening loan demand in 2006 and the payoff of a large loan from a local municipality.  Loans are the primary contributor to the Company’s revenues and cash flows.  The average yield on loans was 166 and 129 basis points higher in 2006 and 2005, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2006.

(dollars in thousands)	2006	2005	2004	2003	2002
Real Estate
Construction	$30,600	$23,973	$21,042	$13,126	$13,518
1-4 family residential	103,620	102,043	97,612	84,645	81,239
Commercial	139,149	153,920	160,176	150,723	136,351
Agricultural	31,092	30,606	27,443	24,297	21,693
Commercial	73,760	71,430	57,189	38,555	40,097
Agricultural	33,434	32,216	30,713	27,815	26,022
Consumer and other	24,276	33,340	24,584	23,242	19,921
Total loans	435,931	447,528	418,759	362,403	338,841
Deferred loan fees, net	276	445	644	819	777
Total loans net of deferred fees	$435,655	$447,083	$418,115	$361,584	$338,064

The Company's loan portfolio consists of real estate loans, commercial loans, agricultural loans and consumer loans.  As of December 31, 2006, gross loans totaled approximately $436 million, which equals approximately 64% of total deposits and 52% of total assets.  The Company’s peer group (consisting of 413 bank holding companies with total assets of $500 to $1,000 million) loan to deposit ratio as of September 30, 2006 was a much higher 90%.  The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy.  As of December 31, 2006, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2006

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

	Within one year	After one year but within five years	After five years	Total
(dollars in thousands)

Real Estate
Construction	$24,304	$5,823	$473	$30,600
1-4 family residential	6,129	45,227	52,264	103,620
Commercial	23,027	88,078	28,044	139,149
Agricultural	2,528	5,105	23,459	31,092
Commercial	30,653	34,349	8,758	73,760
Agricultural	22,310	9,769	1,355	33,434
Consumer and other	4,212	16,365	3,699	24,276
Total loans	$113,163	$204,716	$118,052	$435,931

	After one year but within five years	After five years
Loan maturities after one year with:
Fixed rates	$175,326	$24,159
Variable rates	29,390	93,893
	$204,716	$118,052

Loans Held For Sale

Mortgage origination funding awaiting delivery to the secondary market totaled $526,000 and $981,000 as of December 31, 2006 and 2005, respectively.  Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations.  The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income.  It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2006 were $354,572,000, an increase of $21 million or 6% from the prior year end.  As of December 31, 2006 and 2005, the investment portfolio comprised 42% and 41% of total assets, respectively.

The following table presents the market values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2006, 2005 and 2004, respectively.  This portfolio provides the Company with a significant amount of liquidity.

	2006	2005	2004
(dollars in thousands)

U.S. treasury securities	$509	$516	$531
U.S. government agencies	139,745	134,288	137,634
States and political subdivisions	119,908	108,373	113,818
Corporate bonds	60,624	59,567	77,573
Equity securities	33,786	30,766	33,904
Total	$354,572	$333,510	$363,460

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

Investment in other securities includes corporate debt obligations of companies located and doing business throughout the United States.  The debt obligations were all within the credit ratings acceptable under the Company’s investment policy with the exception of the corporate debt obligations of one corporation that has a Moody’s sub investment quality rating of Ba1 as of December 31, 2006.  These corporate bonds had a fair market and carrying value as of December 31, 2006 of $1,776,000 and $1,759,000, respectively.  The Company does not consider the corporate bonds to be other than temporarily impaired as of December 31, 2006.  As of December 31, 2006, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity. The equity securities portfolio consists primarily of financial and utility stocks as of December 31, 2006, 2005, and 2004.

Investment Maturities as of December 31, 2006

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
(dollars in thousands)

U.S. treasury securities	-	$509	-	-	$509
U.S. government agencies	$39,959	65,484	$26,273	$3,441	139,745
States and political subdivisions	15,763	38,733	56,692	13,307	124,495
Corporate bonds	10,246	35,366	15,012	-	60,624
Total	$65,968	$140,092	$97,977	$16,748	$320,785

Weighted average yield
U.S. treasury	-	5.20%	-	-	5.20%
U.S. government agencies	3.36%	4.22%	6.43%	6.38%	4.21%
States and political subdivisions*	5.40%	6.14%	6.45%	6.33%	6.21%
Corporate bonds	3.88%	5.28%	5.92%	-	5.20%
Total	3.93%	5.02%	6.36%	6.34%	5.24%

*	Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

Deposits

Types of Deposits

Total deposits equaled $680,356,000 and $668,342,000 as of December 31, 2006 and 2005, respectively.  The increase of $12,014,000 can be attributed to deposit growth at First National, Randall-Story Bank and United Bank.  The deposit category seeing the largest balance increases was demand and interest-bearing checking (NOW) accounts.

The Company’s primary source of funds is customer deposits. The Company attempts to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 75% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed.  Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates are not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company has $7,406,000 of brokered deposits as of December 31, 2006 and did not have any brokered deposits as of December 31, 2005.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2006, 2005 and 2004.

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)

Noninterest bearing demand deposits	$70,095	-	$69,577	-	$65,785	-
Interest bearing demand deposits	153,619	2.44%	154,156	1.63%	154,332	0.80%
Money market deposits	134,078	3.16%	141,492	2.12%	146,479	1.25%
Savings deposits	26,870	0.99%	27,686	0.90%	28,599	0.47%
Time certificates < $100,000	182,241	3.88%	173,966	3.18%	173,581	2.87%
Time certificates> $100,000	99,123	4.46%	90,687	3.41%	70,076	2.51%
	$666,026		$657,564		$638,852

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2006, 2005 and 2004.

	2006	2005	2004
(dollars in thousands)
3 months or less	$33,393	$25,933	$20,613
Over 3 through 12 months	45,898	47,279	29,217
Over 12 through 36 months	20,047	26,431	17,131
Over 36 months	2,893	1,399	2,103
Total	$102,231	$101,042	$69,064

Borrowed Funds

Borrowed funds that may be utilized by the Company are comprised of Federal Home Loan Bank (FHLB) advances, federal funds purchased, Treasury, Tax, and Loan option notes, and repurchase agreements.  Borrowed funds are an alternative funding source to deposits and can be used to fund the Company’s assets and unforeseen liquidity needs.  FHLB advances are loans from the FHLB that can mature daily or have longer maturities for fixed or floating rates of interest.  Federal funds purchased are borrowings from other banks that mature daily.  Securities sold under agreement to repurchase (repurchase agreements) are similar to deposits as they are funds lent by various Bank customers; however, the bank pledges investment securities to secure such borrowings.  The Company’s repurchase agreements normally reprice daily.  Treasury, Tax, and Loan option notes consist of short term borrowing of tax deposits from the federal government and are not a significant source of borrowing for the Company.

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2006, 2005 and 2004.

	2006		2005		2004
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$34,728	4.42%	$34,660	3.38%	$64,072	1.99%

Other short-term borrowings	1,470	4.92%	2,861	4.52%	$-	-%

FHLB term advances	2,000	5.03%	-	-%	-	-%
Total	$38,198	4.47%	$37,521	3.46%	$64,072	1.99%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2006, 2005 and 2004.

	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
(dollars in thousands)

Federal funds purchased & repurchase agreements	$34,692	4.24%	$55,337	2.72%	$38,211	1.62%

Other short-term borrowings	1,029	5.73%	1,096	4.29%	-	-%

FHLB term advances	667	5.03%	-	-%	-	-%

Total	$36,388	4.30%	$56,443	2.75%	$38,211	1.62%

Maximum Amount Outstanding during the year

Federal funds purchased and repurchase agreements	$44,928		$70,489		$65,391

Other short-term borrowings	2,415		$5,000		-

FHLB term advances	2,000		-		-

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  As of December 31, 2006, the financial instruments most likely impact on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods.  These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company.  For additional information, see footnote 10 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Contractual Obligations

The following table sets forth the balance of contractual obligations by maturity period as of December 31, 2006 (in thousands).

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Deposits	$680,356	$608,990	$67,236	$4,130	$-
Other Borrowings	38,198	36,198	-	2,000	-
Operating Lease Obligation	84	21	42	21	-
Purchase Obligations	1,966	624	1,248	94	-

Total	$720,604	$645,833	$68,526	$6,245	$-

Purchase obligations include data processing and Internet banking services contracts that include termination provisions that would accelerate all future payments in the event the Company changed service providers prior to the contracts’ expirations.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2006 totaled $429,123,000 as compared to $440,318,000 as of December 31, 2005, a decrease of 3%.  Net loans comprise 51% of total assets as of the end of 2006.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  As the following chart indicates, the Company’s credit risk management practices have resulted in a low level of non-performing assets that total $3,857,000 as of December 31, 2006.  The Company’s level of problem assets as a percentage of assets of 0.46% as December 31, 2006 compares favorably to the average for FDIC insured institutions as of September 30, 2006 of 0.55%.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ending December 31, 2006.

(dollars in thousands)	2006	2005	2004	2003	2002
Non-performing assets:
Nonaccrual loans
Loans 90 days or more past due	$291	$606	$1,896	$1,756	$2,015
and still accruing	758	83	80	431	394
Total non-performing loans	1,049	689	1,976	2,187	2,409
Other real estate owned	2,808	1,742	772	159	295
Total non-performing assets	$3,857	$2,431	$2,748	$2,346	$2,704

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

At December 31, 2006 and 2005, the Company had impaired loans of approximately $1,049,000 and $689,000, respectively.  The allowance for loan losses related to these impaired loans was approximately $142,000 and $55,000 at December 31, 2006 and 2005, respectively.  The average balances of impaired loans for the years ended December 31, 2006 and 2005 were $1,729,000 and $1,645,000, respectively.  For the years ended December 31, 2006, 2005, and 2004, interest income which would have been recorded under the original terms of such loans was approximately $42,000, $41,000 and $239,000, respectively, with $1,000, none, and $211,000, respectively, recorded.  Loans greater than 90 days past due and still accruing interest were approximately $758,000 and $83,000 at December 31, 2006 and 2005, respectively.  There are no other potential problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

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

The adequacy of the allowance for loan losses is evaluated quarterly by management and the respective Bank boards. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current economic conditions and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or collateral are sufficient to repay the loan; delinquent status; criticism of the loan in a regulatory examination; the accrual of interest has been suspended; or other reasons, including when the loan has other special or unusual characteristics which warrant special monitoring.

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

(dollars in thousands)	2006	2005	2004	2003	2002

Balance at beginning of period	$6,765	$6,476	$6,051	$5,758	$5,446
Charge-offs:
Real Estate
Construction	-	-	-	24	-
1-4 Family Residential	6	-	19	5	-
Commercial	-	28	93	-	40
Agricultural	-	-	-	-	-
Commercial	-	-	3	392	235
Agricultural	-	-	-	-	-
Consumer and other	99	119	115	43	155
	105	147	230	464	430
Recoveries:
Real Estate
Construction	-	-	-	-	-
1-4 Family Residential	1	-	-	-	20
Commercial	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	6	33	13	100	14
Agricultural	-	-	-	-	-
Consumer and other	49	72	163	12	20
	56	105	176	112	54

Net charge-offs	49	42	54	352	376
Additions (deductions) charged (credited) to operations	(183)	331	479	645	688
Balance at end of period	$6,533	$6,765	$6,476	$6,051	$5,758

Average Loans Outstanding	$438,166	$435,997	$385,347	$349,812	$317,521

Ratio of net charge-offs during the period to average loans outstanding	0.01%	0.01%	0.01%	0.10%	0.12%

Ratio of allowance for loan losses to total loans net of deferred fees	1.50%	1.51%	1.55%	1.67%	1.70%

The allowance for loan losses decreased to $6,533,000 at the end of 2006 in comparison to the allowance of $6,765,000 at year end 2005.  A reduction in the specific reserve for a problem credit and declining loan demand allowed for a decrease in the required level of the allowance for loan losses calculated by the Banks for year end 2006 compared to 2005. The increase in the reserve levels in 2005 compared to 2004 can be attributed to the growth in the Company’s commercial loan portfolio at First National and United Bank.  The increase in the reserve levels in 2004 compared to 2003 relate primarily to general reserves established by First National.  The general reserve methodology has remained consistent for the five years presented.

General reserves for loan categories normally range from 1.00 to 1.40% of the outstanding loan balances. As loan volume increases, the general reserve levels increase with that growth. As the previous table indicates, loan provisions have been trending downward since 2002 as the level of net charge-offs has been low since 2004.  The allowance relating to commercial real estate, 1-4 family residential and commercial loans are the largest reserve components. Commercial real estate loans have higher general reserve levels than 1-4 family and agricultural real estate loans as management perceives more risk in this type of lending. Elements contributing to the higher risk level include susceptibility of businesses to changing environmental factors such as the economic business cycle, the larger individual loan amounts, a limited number of buyers and the specialized uses for some properties.  As of December 31, 2006, commercial real estate loans have general reserves of 1.15%. The estimation methods and assumptions used in determining the allowance for the five years presented have remained fairly consistent.  The level of non performing loans as of December 31, 2006 has increased since 2005 but remains at a manageable level.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. For December 31, 2006 specific reserves increased $534,000 or 2% compared to year end 2005 levels as the volume of problem credits increased in 2006.  As of December 31, 2005, specific reserves increased $76,000 over 2004 as the level of watch credits increased.  As of December 31, 2004, specific reserves decreased $431,000 or 24% over year end 2003 as the result of improved loan quality. As of December 31, 2003, specific reserves increased $146,000 or 9% over year end 2002.  The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had the largest impact on the reallocation of the reserve among different parts of the portfolio.

Other factors that are considered when determining the adequacy of the reserve include loan concentrations, loan growth, and historical losses. The Company’s concentration risks include geographic concentration in central Iowa; the local economy’s dependence upon several large governmental entity employers, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that in turn, is dependent on weather conditions and government programs.  However, no assurances can be made that losses will remain at the favorable levels experienced over the past five years.

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses.

	2006		2005		2004		2003		2002
(dollars in thousands)
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Balance at end of period
applicable to:
Real Estate
Construction	$372	7.02%	$258	5.36%	$429	5.02%	$196	3.62%	$210	3.99%
1-4 family residential	1,231	23.77%	1,127	22.80%	1,021	23.31%	948	23.36%	892	23.98%
Commercial	2,396	31.92%	2,534	34.39%	2,676	38.25%	2,663	41.59%	2,453	40.24%
Agricultural	428	7.13%	421	6.84%	486	6.55%	458	6.70%	302	6.40%
Commercial	983	16.92%	1,158	15.96%	809	13.66%	775	10.64%	910	11.83%
Agricultural	499	7.67%	511	7.20%	360	7.33%	488	7.68%	504	7.68%
Consumer and other	276	5.57%	390	7.45%	302	5.87%	255	6.41%	235	5.88%
Unallocated	348		366		393		268		252
	$6,533	100%	$6,765	100%	$6,476	100%	$6,051	100%	$5,758	100%

*	Percent of loans in each category to total loans.

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

As of December 31, 2006, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for December 31, 2006, 2005 and 2004 totaled $31,154,000, $24,376,000 and $48,199,000, respectively.  The higher balance of liquid assets as of December 31, 2006 relates to a higher level of federal funds sold to other financial institutions.

Other sources of liquidity available to the Banks include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $44,295,000 and federal funds borrowing capacity at correspondent banks of $86,500,000.  As of December 31, 2006, the Company had outstanding FHLB advances of $2,000,000, no federal funds purchased, and securities sold under agreement to repurchase totaled $34,728,000, and Treasury Tax and Loan option notes of $1,470,000.

Total investments as of December 31, 2006 were $354,572,000 compared to $333,510,000 as of year end 2005.  As of December 31, 2006 and 2005, the investment portfolio as a percentage of total assets was 42% and 41%, respectively.  This provides the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of December 31, 2006 and 2005 and have pretax net unrealized gains of $9,075,000 and $5,225,000, respectively.

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

Review of the Consolidated Statements of Cash Flows

Operating cash flows for December 31, 2006, 2005 and 2004 totaled $11,055,000, $9,472,000 and $13,169,000, respectively. The primary reason for the increase in operating cash flows in 2006 compared to 2005 was the source of cash provided by loans held for sale and higher accrued expenses and other liabilities.  The decrease in operating cash flows in 2005 compared to 2004 included an increase in loans held for sale and a lower net income.

Net cash provided (used) in investing activities for December 31, 2006, 2005 and 2004 was ($15,751,000), $14,558,000 and ($103,647,000), respectively.  The net cash used in investing activities in 2006 was primarily utilized to purchase investment securities and federal funds sold.  The source of cash provided by loans in 2006 compared to the investment in loans in 2005 was the largest variance in comparing the two years investing activities.  The net cash provided from investing activities in 2005 was primarily proceeds from the sale or maturity of investment securities and federal funds sold that were utilized to fund a lower level of securities sold under agreements to repurchase. The largest investing activities in 2004 were the purchase of U.S. government agency and corporate bonds and the funding of commercial operating and commercial real estate loans offset by the maturities, calls, and sales of securities available for sale.

Net cash provided by (used in) financing activities for December 31, 2006, 2005 and 2004 totaled $3,113,000, ($24,697,000) and $77,255,000, respectively.  Deposit growth was the primary source of cash flows for 2006.  A decline in securities sold under agreements to repurchase was the primary use of financing funds in 2005 and were the primary contributing factor to increase in financing cash flows in 2004.  As of December 31, 2006, the Company did not have any external debt financing, off balance sheet financing arrangements or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2006, dividends from the Banks amounted to $8,734,000 compared to $8,634,000 in 2005. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

First National and United Bank, as national banks, generally may pay dividends, without obtaining the express approval of the Office of the Comptroller of the Currency, in an amount up to its retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year.  Retained net profits, as defined by the OCC, consists of net income less dividends declared during the period.  Boone Bank, Randall-Story Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits.  United Bank is not expected to generate sufficient earnings to pay any dividends in 2007.  Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $36,359,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  Commitments to extend credit totaled $79,629,000 as of December 31, 2006 compared to a total of $77,099,000 at the end of 2005.  The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2006.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of December 31, 2006 that are a concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $112,923,000 at December 31, 2006, from $109,227,000 at December 31, 2005.  At December 31, 2006 and 2005, stockholders’ equity as a percentage of total assets was 13.4% and 13.3%, respectively.  Total equity increased due to appreciation in the Company and Banks’ investment portfolios and the retention of earnings.  The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2006.

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

The Board of Directors of the Company approved a stock repurchase program on November 8, 2006.  The Company has a strong capital position and this program provides an opportunity to repurchase Company stock on the open market when it is deemed to be favorably priced for repurchase.  The program authorizes the repurchase of up to 100,000 shares during the calendar year 2007, or approximately 1% of 9,425,013 shares of common stock presently outstanding.  The repurchases will be made in open market transactions at the discretion of management using Company cash.  The timing and actual number of shares purchased will depend on a variety of factors such as price, the Company’s liquidity position and other market conditions.  The program may be limited or discontinued at any time without notice.  The Company did not repurchase any shares in 2006.

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

Forward-Looking Statements and Business Risks

The discussion in the foregoing Management Discussion and Analysis and elsewhere in this Report contains forward-looking statements about the Company, its business and its prospects.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include use of the words “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or words of similar meaning, or future or conditional verbs such as “will”, “would”, “should”, “could” or “may”.  Forward-looking statements, by their nature, are subject to risks and uncertainties.  A number of factors, many of which are beyond the Company's control, could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements.  Such risks and uncertainties with respect to the Company include, but are not limited to, those related to the economic conditions, particularly in the concentrated geographic area in which the Company and the Banks operate, competitive products and pricing, adequacy of the allowance for loan losses established by the Banks, fiscal and monetary policies of the U.S. government, changes in governmental regulations affecting financial institutions, (including regulatory fees and capital requirements), changes in prevailing interest rates, credit risk management and asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits.  Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company’s primary market risk exposure and how that exposure was managed in 2006 changed when compared to 2005.

Based on a simulation modeling analysis performed as of December 31, 2006, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2007

	$ Change	% Change
(dollars in thousands)
+200 Basis Points	-2,417	-10.4%
+100 Basis Points	-1,164	-5.0%
-100 Basis Points	1,664	7.1%
-200 Basis Points	2,832	12.1%

As shown above, at December 31, 2006, the estimated effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 10.4% or approximately $2,417,000 in 2007. The estimated effect of an immediate 200 basis point decrease in rates would increase the Company’s net interest income by 12.1% or approximately $2,832,000 in 2007. The Company’s Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks’ objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2006. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

	Less than three months	Three months to one year	One to five years	Over five years	Cumulative Total
(dollars in thousands)

Interest - earning assets
Interest - bearing deposits with banks	$1,144	$400	$-	$-	$1,544
Federal funds sold	13,100	-	-	-	13,100
Investments *	6,787	59,181	140,092	148,512	354,572
Loans	92,579	62,836	245,474	35,043	435,932
Loans held for sale	526	-	-	-	526
Total interest - earning assets	$114,136	$122,417	$385,566	$183,555	$805,674

Interest - bearing liabilities Interest bearing demand deposits	$158,584	$-	$-	$-	$158,584
Money market and savings deposits	159,402	-	-	-	159,402
Time certificates < $100,000	40,231	93,844	48,427	-	182,502
Time certificates> $100,000	33,393	45,898	22,940	-	102,231
Other borrowed funds	36,198	-	2,000	-	38,198
Total interest - bearing liabilities	$427,808	$139,742	$73,367	-	$640,917

Interest sensitivity gap	$(313,672)	$(17,325)	$312,199	$183,555	$164,757

Cumulative interest sensitivity gap	$(313,672)	$(330,997)	$(18,798)	$164,757	$164,757

Cumulative interest sensitivity gap as a percent of total assets	-37.39%	-39.46%	-2.24%	19.64%

*	Investments with maturities over 5 years include the market value of equity securities of $33,787.

As of December 31, 2006, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were 37% and 39%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods.  This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company.  The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable.  Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates.  Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates.  Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Ames National Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.   In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment we determined that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Clifton Gunderson LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Daniel L. Krieger
Daniel L. Krieger, Chairman and President
(Principal Executive Officer)

/s/ John P. Nelson
John P. Nelson, Vice President
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Ames National Corporation
Ames, Iowa

We have audited the accompanying consolidated balance sheet of Ames National Corporation and Subsidiaries as of December 31, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ames National Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Clifton Gunderson LLP

West Des Moines, Iowa
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ames National Corporation
Ames, Iowa

We have audited the consolidated balance sheet of Ames National Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen LLP

Des Moines, Iowa
January 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ames National Corporation
Ames, Iowa

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Ames National Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Ames National Corporation’s management is responsible for maintaining effective internal control over the financial reporting and for its assessment of the effectiveness of internal control over financial reporting.   Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Ames National Corporation maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, Ames National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ames National Corporation and Subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended and our report dated February 27, 2007 expressed an unqualified opinion.

/s/ Clifton Gunderson LLP

West Des Moines, Iowa
February 27, 2007

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

ASSETS	2006	2005

Cash and due from banks	$16,510,082	$18,092,139
Federal funds sold	13,100,000	300,000
Interest bearing deposits in financial institutions	1,544,306	5,983,542
Securities available-for-sale	354,571,864	333,510,152
Loans receivable, net	429,122,541	440,317,685
Loans held for sale	525,999	981,280
Bank premises and equipment, net	12,617,741	11,030,840
Accrued income receivable	7,871,365	6,633,795
Deferred income taxes	-	343,989
Other assets	2,989,090	2,190,652

Total assets	$838,852,988	$819,384,074

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$77,638,264	$74,155,477
NOW accounts	158,584,115	151,680,984
Savings and money market	159,401,753	160,998,014
Time, $100,000 and over	102,230,631	101,042,024
Other time	182,501,710	180,465,836
Total deposits	680,356,473	668,342,335

Federal funds purchased and securities sold under agreements to repurchase	34,727,897	34,659,983
Other short-term borrowings	1,470,116	2,861,130
FHLB term advances	2,000,000	-
Dividend payable	2,450,503	2,354,818
Deferred income taxes	1,187,948	-
Accrued expenses and other liabilities	3,736,739	1,938,507
Total liabilities	725,929,676	710,156,773

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,425,013 and 9,419,271 shares issued and outstanding as of December 31, 2006 and 2005, respectively	18,850,026	18,838,542
Additional paid-in capital	22,498,904	22,383,375
Retained earnings	65,856,627	64,713,530
Accumulated other comprehensive income - net unrealized gain on securities available-for-sale	5,717,755	3,291,854
Total stockholders' equity	112,923,312	109,227,301

Total liabilities and stockholders' equity	$838,852,988	$819,384,074

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Interest and dividend income:
Loans, including fees	$29,593,896	$26,979,358	$22,872,764
Securities:
Taxable	8,830,356	8,558,156	8,536,759
Tax-exempt	4,226,941	4,190,268	4,274,033
Federal funds sold	224,882	130,182	159,438
Dividends	1,419,617	1,447,663	1,510,665
Total interest income	44,295,692	41,305,627	37,353,659
Interest expense:
Deposits	19,742,379	14,380,214	9,942,250
Other borrowed funds	1,563,149	1,552,894	621,077
Total interest expense	21,305,528	15,933,108	10,563,327

Net interest income	22,990,164	25,372,519	26,790,332

Provision (credit) for loan losses	(182,686)	331,282	479,355

Net interest income after provision (credit) for loan losses	23,172,850	25,041,237	26,310,977

Noninterest income:
Trust department income	1,462,734	1,375,308	1,185,681
Service fees	1,840,699	1,796,503	1,813,795
Securities gains, net	1,135,136	795,780	324,030
Gain on sales of loans held for sale	564,819	606,277	610,077
Merchant and ATM fees	645,517	570,914	534,897
Gain on sale or foreclosure of real estate	482,203	-	-
Other	542,924	468,410	800,835
Total noninterest income	6,674,032	5,613,192	5,269,315

Noninterest expense:
Salaries and employee benefits	9,408,293	9,208,902	9,019,139
Data processing	2,185,478	2,126,040	2,241,441
Occupancy expenses	1,159,750	1,148,738	1,048,323
Other operating expenses	2,750,341	2,726,222	2,626,451
Total noninterest expense	15,503,862	15,209,902	14,935,354

Income before income taxes	14,343,020	15,444,527	16,644,938

Provision for income taxes	3,399,403	3,835,992	4,255,392

Net income	$10,943,617	$11,608,535	$12,389,546

Basic earnings per share	$1.16	$1.23	$1.32

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, December 31, 2003		$18,919,380	$22,198,749	$58,400,660	$(1,109,735)	$8,915,941	$107,324,995
Comprehensive income:
Net income	$12,389,546	-	-	12,389,546	-	-	12,389,546
Other comprehensive income, unrealized (losses) on securities, net of reclassification adjustment, net of tax benefit	(1,448,229)	-	-	-	-	(1,448,229)	(1,448,229)
Total comprehensive income	$10,941,317
Cash dividends declared, $0.81 per share		-	-	(7,589,854)	-	-	(7,589,854)
Sale of 12,039 shares of treasury stock		-	26,767	-	220,715	-	247,482
Balance, December 31, 2004		18,919,380	22,225,516	63,200,352	(889,020)	7,467,712	110,923,940
Comprehensive income:
Net income	$11,608,535	-	-	11,608,535	-	-	11,608,535
Other comprehensive income, unrealized (losses) on securities, net of reclassification adjustment, net of tax benefit	(4,175,858)	-	-	-	-	(4,175,858)	(4,175,858)
Total comprehensive income	$7,432,677
Cash dividends declared, $1.00 per share		-	-	(9,417,253)	-	-	(9,417,253)
Retirement of treasury stock		(96,984)	(113,932)	(678,104)	889,020		-
Sale of 8,073 shares of common stock		16,146	271,791	-	-	-	287,937
Balance, December 31, 2005		18,838,542	22,383,375	64,713,530	-	3,291,854	109,227,301
Net income	$10,943,617	-	-	10,943,617	-	-	10,943,617
Other comprehensive income, unrealized gain on securities, net of reclassification adjustment, net of tax benefit	2,425,901	-	-	-	-	2,425,901	2,425,901
Total comprehensive income	$13,369,518
Cash dividends declared, $1.04 per share		-	-	(9,800,520)	-	-	(9,800,520)
Sale of 5,742 shares of common stock		11,484	115,529	-	-	-	127,013
Balance, December 31, 2006		$18,850,026	$22,498,904	$65,856,627	$-	$5,717,755	$112,923,312

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,943,617	$11,608,535	$12,389,546
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(182,686)	331,282	479,355
Amortization and accretion	131,704	478,244	683,012
Depreciation	973,257	915,213	951,477
Provision for deferred taxes	107,200	(226,170)	(53,448)
Securities gains, net	(1,135,136)	(795,778)	(324,030)
Change in assets and liabilities:
Decrease (increase) in loans held for sale	455,281	(675,561)	624,670
Increase in accrued income receivable	(1,237,570)	(371,371)	(420,177)
Increase in other assets	(798,438)	(1,022,681)	(835,415)
Increase (decrease) in accrued expenses and other liabilities	1,798,232	(770,194)	(325,969)
Net cash provided by operating activities	11,055,461	9,471,519	13,169,021

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(69,015,999)	(59,049,297)	(163,349,539)
Proceeds from sale of securities available-for-sale	6,013,192	24,937,433	5,045,102
Proceeds from maturities and calls of securities available-for-sale	46,795,165	57,750,361	115,303,131
Net (increase) decrease in interest bearing deposits in financial institutions	4,439,236	3,591,632	(3,211,636)
Net (increase) decrease in federal funds sold	(12,800,000)	19,565,000	515,000
Net (increase) decrease in loans	11,377,830	(29,081,652)	(56,584,801)
Purchase of bank premises and equipment	(2,560,158)	(3,155,417)	(1,364,306)
Net cash provided by (used in) investing activities	(15,750,734)	14,558,060	(103,647,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	12,014,138	10,166,496	38,627,312
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	67,914	(29,412,492)	45,874,072
Proceeds from other borrowing, net	608,986	2,861,130	-
Dividends paid	(9,704,835)	(8,599,597)	(7,493,896)
Proceeds from issuance of stock	127,013	287,937	247,482
Net cash provided by (used in) financing activities	3,113,216	(24,696,526)	77,254,970

Net decrease in cash and cash equivalents	(1,582,057)	(666,947)	(13,223,058)

CASH AND DUE FROM BANKS
Beginning	18,092,139	18,759,086	31,982,144
Ending	$16,510,082	$18,092,139	$18,759,086

(Continued)

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash payments for:
Interest	$21,064,363	$15,154,109	$10,623,125
Income taxes	3,461,781	3,979,665	4,516,823

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

Securities available-for-sale:  The Company classifies all securities as available for sale.  Available for sale securities are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons.  Available for sale securities are reported at fair value, with net unrealized gains and losses reported as other comprehensive income or loss and as a separate component of stockholders’ equity, net of tax.

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

Allowance for loan losses:  The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio.  The allowance is based upon a continuing review of past loan loss experience, current economic conditions, the underlying collateral value securing the loans and other adverse situations that may affect the borrower’s ability to repay.  Loans which are deemed to be uncollectible are charged off and deducted from the allowance.  Recoveries on loans charged-off and the provision for loan losses are added to the allowance.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance consists primarily of specific and general components.  The specific component relates to loans that are classified either as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Smaller balance homogeneous loans are evaluated for impairment in total.  Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile loans.  Commercial and agricultural loans and mortgage loans secured by other properties are evaluated individually for impairment when analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements.  Often this is associated with a delay or shortfall in payments of 90 days or more.  Nonaccrual loans are often also considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

Comprehensive income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.  Gains and losses on available-for-sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities.  Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Financial instruments with off-balance-sheet risk:  The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements.  A summary of these commitments is disclosed in Note 10.

Transfers of financial assets:  Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Other borrowings:  The carrying amounts of other borrowings approximate fair value because of the generally short-term nature of the instruments.

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

Earnings per share:  Basic earnings per share computations for the years ended December 31, 2006, 2005 and 2004, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended.  The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Basic earning per share computation:
Net income	$10,943,617	$11,608,535	$12,389,546
Weighted average common shares outstanding	9,422,402	9,415,599	9,405,705
Basic EPS	$1.16	$1.23	$1.32

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

New Accounting Pronouncements:  In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective in fiscal years beginning after December 15, 2006.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings.  The Company is currently evaluating the potential impact, if any, that the adoption of FIN 48 will have on its consolidated financial statements.  Management believes, based on an initial evaluation, that the impact of FIN 48 will not be significant to the consolidated financial statements.

Note 2.	Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves.  The subsidiary banks’ reserve requirements totaled approximately $2,847,000 and $5,086,000 at December 31, 2006 and 2005, respectively.

Note 3.	Debt and Equity Securities

The amortized cost of securities available for sale and their approximate fair values at December 31, 2006 and 2005, are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2006:

U.S. treasury	$496,493	$12,199	$-	$508,692
U.S. government agencies	141,184,462	467,416	(1,907,201)	139,744,677
State and political subdivisions	119,698,521	969,283	(759,686)	119,908,118
Corporate bonds	60,204,400	853,289	(433,822)	60,623,867
Equity securities	23,912,185	9,914,125	(39,800)	33,786,510
	$345,496,061	$12,216,312	$(3,140,509)	$354,571,864

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2005:

U.S. treasury	$495,748	$20,600	$-	$516,348
U.S. government agencies	136,815,035	251,357	(2,778,021)	134,288,371
State and political subdivisions	108,432,912	1,121,566	(1,181,983)	108,372,495
Corporate bonds	59,523,220	936,527	(892,575)	59,567,172
Equity securities	23,018,072	7,869,194	(121,500)	30,765,766
	$328,284,987	$10,199,244	$(4,974,079)	$333,510,152

The amortized cost and estimated fair value of debt securities available-for-sale as of December 31, 2006, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$66,571,021	$65,967,568
Due after one year through five years	141,056,137	140,092,220
Due after five years through ten years	97,159,187	97,977,214
Due after ten years	16,797,531	16,748,352
	321,583,876	320,785,354
Equity securities	23,912,185	33,786,510
	$345,496,061	$354,571,864

At December 31, 2006 and 2005, securities with a carrying value of approximately $163,497,000 and $152,169,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.  Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

For the years ended December 31, 2006, 2005, and 2004, proceeds from sales of available-for-sale securities amounted to $6,013,192, $24,937,433, and $5,045,102, respectively.  Gross realized gains and gross realized losses on sales of available-for-sale securities were $1,333,136 with no losses, respectively, in 2006, $1,287,962 and $236,182 respectively, in 2005, and $443,974 and $119,944, respectively, in 2004.  The tax provision applicable to the net realized gains and losses amounted to approximately $454,000, $318,000, and $130,000, respectively.  Other-than-temporary impairments recognized as a component of income were $198,000 in 2006 and $256,000 in 2005, with no impairments recognized in 2004.

The components of other comprehensive income (loss) - net unrealized gains (losses) on securities available-for-sale for the years ended December 31, 2006, 2005, and 2004, were as follows:

	2006	2005	2004
Unrealized holding gains (losses) arising during the period	$4,985,773	$(5,832,566)	$(1,974,746)
Reclassification adjustment for net gains realized in net income	(1,135,136)	(795,780)	(324,030)
Net unrealized gains (losses) before tax effect	3,850,637	(6,628,346)	(2,298,776)
Tax effect	(1,424,736)	2,452,488	850,547
Other comprehensive income - Net unrealized gains (losses) on securities	$2,425,901	$(4,175,858)	$(1,448,229)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2006:

Securities available for sale:
U.S. government agencies	$5,314,294	$(19,792)	$99,623,211	$(1,887,409)	$104,937,505	$(1,907,201)
State and political subsidivisions	13,580,743	(51,720)	39,705,322	(707,966)	53,286,065	(759,686)
Corporate obligations	1,964,337	(29,997)	23,139,560	(403,825)	25,103,897	(433,822)
Equity securities	960,200	(39,800)	-	-	960,200	(39,800)
	$21,819,574	$(141,309)	$162,468,093	$(2,999,200)	$184,287,667	$(3,140,509)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2005:

Securities available for sale:
U.S. government agencies	$50,630,566	$(845,216)	$75,540,778	$(1,932,805)	$126,171,344	$(2,778,021)
State and political subsidivisions	36,928,098	(585,753)	20,290,028	(596,230)	57,218,126	(1,181,983)
Corporate obligations	6,025,437	(196,195)	26,460,433	(696,380)	32,485,870	(892,575)
Equity securities	1,956,000	(44,000)	1,332,500	(77,500)	3,288,500	(121,500)
	$95,540,101	$(1,671,164)	$123,623,739	$(3,302,915)	$219,163,840	$(4,974,079)

At December 31, 2006, 320 debt securities have unrealized losses of $3,100,709.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuers’ financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the ability for the foreseeable future to hold classified as available for sale securities, no declines are deemed to be other than temporary.  Unrealized losses on equity securities were not significant at December 31, 2006.

Note 4.	Loans Receivable

The composition of loans receivable at December 31, 2006 and 2005, is as follows:

	2006	2005

Commercial and agricultural	$107,193,787	$103,646,036
Real estate - mortgage	273,861,154	286,570,239
Real estate - construction	30,599,880	23,972,594
Consumer	11,834,070	12,449,551
Other	12,442,698	20,890,051
	435,931,589	447,528,471
Less:
Allowance for loan losses	(6,532,617)	(6,765,356)
Deferred loan fees	(276,431)	(445,430)
	$429,122,541	$440,317,685

Changes in the allowance for loan losses for the year ended December 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004

Balance, beginning	$6,765,356	$6,475,530	$6,050,989
Provision (credit) for loan losses	(182,686)	331,282	479,355
Recoveries of loans charged-off	55,055	105,400	174,703
Loans charged-off	(105,108)	(146,856)	(229,517)
Balance, ending	$6,532,617	$6,765,356	$6,475,530

Loans are made in the normal course of business to directors and executive officers of the Company and to their affiliates.  The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectibility.

Loan transactions with related parties were as follows for the years ended December 31, 2006 and 2005:

	2006	2005

Balance, beginning of year	$28,505,102	$28,655,993
New loans	9,804,923	13,201,498
Repayments	(12,961,377)	(13,140,392)
Change in status	(3,248,435)	(211,997)
Balance, end of year	$22,100,213	$28,505,102

At December 31, 2006 and 2005, the Company had impaired loans of approximately $1,049,000 and $689,000, respectively.  The allowance for loan losses related to these impaired loans was approximately $142,000 and $55,000 at December 31, 2006 and 2005, respectively.  The average balances of impaired loans for the years ended December 31, 2006 and 2005, were $1,729,000 and $1,645,000, respectively.  For the years ended December 31, 2006, 2005, and 2004, interest income, which would have been recorded under the original terms of such loans, was approximately $42,000, $41,000, and $239,000, respectively, with $1,000, $0, and $211,000, respectively, recorded.  Loans greater than 90 days past due and still accruing interest were approximately $758,000 and $83,000 at December 31, 2006 and 2005, respectively.  There are no other potential problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The amount the Company will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrowers’ ability to repay the loans.  As of December 31, 2006, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Note 5.	Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2006 and 2005, are as follows:

	2006	2005

Land	$3,032,448	$3,000,803
Buildings and improvements	12,622,808	10,734,396
Furniture and equipment	6,522,487	6,378,610
	22,177,743	20,113,809

Less accumulated depreciation	9,560,002	9,082,969
	$12,617,741	$11,030,840

Note 6.	Deposits

At December 31, 2006, the maturities of time deposits are as follows:

2007	$213,366,069
2008	40,445,425
2009	18,930,195
2010	7,861,441
2011	4,129,211
$284,732,341

Interest expense on deposits is summarized as follows:

	2006	2005	2004

NOW accounts	$2,362,608	$2,009,186	$1,237,381
Savings and money market	5,886,737	3,745,885	1,972,211
Time, $100,000 and over	4,421,595	3,094,834	1,758,187
Other time	7,071,439	5,530,309	4,974,471
	$19,742,379	$14,380,214	$9,942,250

Note 7.	Borrowings

Federal funds purchased are unsecured and mature daily.  Securities sold under repurchase agreements are short-term and are secured by investments with a fair value of $54,136,000 at December 31, 2006.  Short-term borrowings as of December 31, 2006 and 2005 consisted of Treasury, Tax and Loan option notes secured by investment securities.  Short-term borrowings as of December 31, 2005, also included FHLB advances, due in three months or less.  The FHLB advances are collateralized by certain 1-4 family loans.

FHLB term advances consist of fixed FHLB borrowings with a weighted average interest rate of 5.03%, and are collateralized by certain 1-4 family loans and are due in 2010 and 2011 of $1 million each year.  At December 31, 2006, the Banks had outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $44,295,000.

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

The Company has a qualified 401(k) profit-sharing plan.  The Company matches employee contributions up to a maximum of 2% of qualified compensation and also contributes an amount equal to 5% of the participating employee’s compensation.  In addition, contributions can be made on a discretionary basis by the Company on behalf of the employees.  For the years ended December 31, 2006, 2005 and 2004, Company contributions to the plan were approximately $579,000, $623,000, and $676,000, respectively.  The plan covers substantially all employees.

Note 9.	Income Taxes

The components of income tax expense for the years ended December 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004

Federal:
Current	$2,633,706	$3,282,266	$3,493,176
Deferred	90,186	(202,533)	(48,519)
	2,723,892	3,079,733	3,444,657
State:
Current	658,497	779,897	815,664
Deferred	17,014	(23,638)	(4,929)
	675,511	756,259	810,735

Income tax expense	$3,399,403	$3,835,992	$4,255,392

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Income taxes at 35% federal tax rate	$5,020,058	$5,405,585	$5,825,727
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(1,797,533)	(1,860,143)	(1,870,264)
State taxes, net of federal tax benefit	437,893	460,694	522,929
Other	(261,015)	(170,144)	(223,000)
Total income tax expense	$3,399,403	$3,835,992	$4,255,392

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2006 and 2005, are as follows:

	2006	2005

Deferred tax assets:
Allowance for loan losses	$1,921,102	$2,009,069
Other items	595,168	447,057
	2,516,270	2,456,126
Deferred tax liabilities:
Net unrealized gains on securities available for sale	(3,358,048)	(1,933,311)
Other	(346,170)	(178,826)
	(3,704,218)	(2,112,137)

Net deferred tax assets (liabilities)	$(1,187,948)	$343,989

At December 31, 2006 and 2005, income taxes currently payable of approximately $95,000 and $264,000, respectively, are included in accrued interest and other liabilities.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.  A summary of the Company’s commitments at December 31, 2006 and 2005, is as follows:

	2006	2005

Commitments to extend credit	$79,629,000	$77,099,000
Standby letters of credit	1,995,000	1,433,000
	$81,624,000	$78,532,000

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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third-party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral held varies and is required in instances which the Banks deem necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment.  The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above.  If the commitments were funded, the Banks would be entitled to seek recovery from the customer.  At December 31, 2006 and 2005, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

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

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2006 and 2005, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the federal banking regulators categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized the banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  Management believes there are no conditions or events since that notification that have changed the institution’s category.  The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2006 and 2005, are also presented in the table.

			For Capital		To Be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total capital (to risk-weighted assets):
Consolidated	$113,738	18.8%	$48,299	8.0%	N/A	N/A
Boone Bank & Trust	13,405	16.3	6,594	8.0	$8,243	10.0%
First National Bank	44,420	15.3	23,247	8.0	29,059	10.0
Randall-Story State Bank	8,497	15.8	4,302	8.0	5,378	10.0
State Bank & Trust	12,449	15.0	6,625	8.0	8,282	10.0
United Bank & Trust	8,729	12.5	5,609	8.0	7,011	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$107,205	17.8%	$24,149	4.0%	N/A	N/A
Boone Bank & Trust	12,477	15.1	3,297	4.0	$4,946	6.0%
First National Bank	41,106	14.1	11,623	4.0	17,435	6.0
Randall-Story State Bank	7,874	14.6	2,151	4.0	3,227	6.0
State Bank & Trust	11,538	13.9	3,313	4.0	4,969	6.0
United Bank & Trust	7,842	11.2	2,804	4.0	4,207	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$107,205	13.0%	$33,103	4.0%	N/A	N/A
Boone Bank & Trust	12,477	12.0	4,167	4.0	$5,209	5.0%
First National Bank	41,106	9.9	16,662	4.0	20,830	5.0
Randall-Story State Bank	7,874	11.2	2,824	4.0	3,530	5.0
State Bank & Trust	11,538	10.2	4,538	4.0	5,673	5.0
United Bank & Trust	7,842	8.0	3,946	4.0	4,932	5.0

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total capital (to risk-weighted assets):
Consolidated	$112,700	18.9%	$47,680	8.0%	N/A	N/A
Boone Bank & Trust	13,399	17.3	6,221	8.0	$7,776	10.0%
First National Bank	43,903	14.7	23,868	8.0	29,835	10.0
Randall-Story State Bank	8,367	16.2	4,130	8.0	5,163	10.0
State Bank & Trust	12,336	15.2	6,490	8.0	8,113	10.0
United Bank & Trust	8,558	13.1	5,233	8.0	6,541	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$105,935	17.8%	$23,840	4.0%	N/A	N/A
Boone Bank & Trust	12,441	16.0	3,111	4.0	$4,666	6.0%
First National Bank	40,352	13.5	11,934	4.0	17,901	6.0
Randall-Story State Bank	7,721	15.0	2,065	4.0	3,098	6.0
State Bank & Trust	11,428	14.1	3,245	4.0	4,868	6.0
United Bank & Trust	7,740	11.8	2,617	4.0	3,925	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$105,935	12.9%	$32,803	4.0%	N/A	N/A
Boone Bank & Trust	12,441	11.4	4,374	4.0	$5,467	5.0%
First National Bank	40,352	9.8	16,406	4.0	20,508	5.0
Randall-Story State Bank	7,721	11.0	2,810	4.0	3,513	5.0
State Bank & Trust	11,428	9.8	4,643	4.0	5,803	5.0
United Bank & Trust	7,740	8.2	3,778	4.0	4,722	5.0

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks’ to the Company.  Dividends paid by each Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  Management believes that these restrictions currently do not have a significant impact on the Company.

Note 12.	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) as of December 31, 2006 and 2005, were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$16,510,082	$16,510,082	$18,092,139	$18,092,139
Federal funds sold	13,100,000	13,100,000	300,000	300,000
Interest-bearing deposits	1,544,306	1,544,306	5,983,542	5,983,542
Securities available-for-sale	354,571,864	354,571,864	333,510,152	333,510,152
Loans, net	429,122,541	418,432,339	440,317,685	431,056,183
Loans held for sale	525,999	525,999	981,280	981,280
Accrued income receivable	7,871,365	7,871,365	6,633,795	6,633,795
Financial liabilities:
Deposits	$680,356,473	$679,713,963	$668,342,335	$667,871,250
Other borrowings	38,198,013	38,198,013	37,521,113	37,521,113
Accrued interest payable	2,322,185	2,322,185	2,081,020	2,081,020

Note 13.	Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2006 and 2005, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2006, is as follows:

CONDENSED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005

ASSETS

Cash and due from banks	$35,174	$8,153
Interest-bearing deposits in banks	299,654	1,616,488
Securities available-for-sale	36,059,486	32,673,908
Investment in bank subsidiaries	80,524,802	78,120,998
Loans receivable, net	1,247,000	1,247,000
Premises and equipment, net	751,992	781,431
Accrued income receivable	247,502	237,888
Other assets	10,000	235,584

Total assets	$119,175,610	$114,921,450

LIABILITIES

Dividends payable	$2,450,503	$2,354,818
Deferred income taxes	3,358,619	2,689,836
Accrued expenses and other liabilities	443,176	649,495

Total liabilities	6,252,298	5,694,149

STOCKHOLDERS' EQUITY

Common stock	18,850,026	18,838,542
Additional paid-in capital	22,498,904	22,383,375
Retained earnings	65,856,627	64,713,530
Accumulated other comprehensive income	5,717,755	3,291,854
Total stockholders' equity	112,923,312	109,227,301

Total liabilities and stockholders' equity	$119,175,610	$114,921,450

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Operating income:
Equity in net income of bank subsidiaries	$9,728,640	$10,660,583	$11,857,298
Interest	690,704	570,325	473,375
Dividends	919,039	993,460	1,063,203
Rents	81,306	35,665	70,425
Securities gains, net	1,333,136	1,130,072	308,273
	12,752,825	13,390,105	13,772,574

Provision for loan losses	-	-	16,000

Operating income after provision for loan losses	12,752,825	13,390,105	13,756,574

Operating expenses	1,609,208	1,696,570	1,517,028

Income before income taxes	11,143,617	11,693,535	12,239,546

Income tax expense (benefit)	200,000	85,000	(150,000)

Net income	$10,943,617	$11,608,535	$12,389,546

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,943,617	$11,608,535	$12,389,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,498	64,216	66,473
Provision for loan losses	-	-	16,000
Amortization and accretion, net	(18,575)	(5,757)	(6,004)
Provision for deferred taxes	(22,320)	(50,652)	-
Securities gains, net	(1,333,136)	(1,130,072)	(308,273)
Equity in net income of bank subsidiaries	(9,728,640)	(10,660,583)	(11,857,299)
Dividends received from bank subsidiaries	8,734,000	8,634,000	8,384,000
Increase in accrued income receivable	(9,614)	(77,351)	(9,202)
Decrease (increase) in other assets	225,584	(92,646)	(135,740)
Increase (decrease) in accrued expense payable and other liabilities	(206,319)	311,454	(350,540)
Net cash provided by operating activities	$8,650,095	$8,601,144	$8,188,961

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(7,130,088)	(8,893,910)	(1,454,604)
Proceeds from sale of securities available-for-sale	4,629,061	7,830,546	4,200,716
Proceeds from maturities and calls of securities available-for-sale	2,335,000	800,000	519,223
Decrease (increase) in interest bearing deposits in banks	1,316,834	1,101,638	(1,129,131)
Increase in loans	-	(170,000)	(1,093,000)
Purchase of bank premises and equipment	(36,059)	(406,588)	(29,981)
Investment in bank subsidiaries	(160,000)	(550,000)	(1,950,000)
Net cash provided by (used in) investing activities	$954,748	$(288,314)	$(936,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(9,704,835)	(8,599,597)	(7,493,896)
Proceeds from issuance of stock	127,013	287,937	247,482
Net cash used in financing activities	$(9,577,822)	$(8,311,660)	$(7,246,414)

Net increase in cash and cash equivalents	27,021	1,170	5,770

CASH AND DUE FROM BANKS
Beginning	8,153	6,983	1,213
Ending	$35,174	$8,153	$6,983

Note 14.	Selected Quarterly Financial Data (Unaudited)

	2006
	March 31	June 30	September 30	December 31

Total interest income	$10,629,614	$10,977,629	$11,264,945	$11,423,504
Total interest expense	4,778,803	5,225,682	5,608,475	5,692,568
Net interest income	5,850,811	5,751,947	5,656,470	5,730,936
Provision (credit) for loan losses	29,624	(302,854)	45,859	44,685
Net income	2,912,368	2,764,818	2,545,572	2,720,859
Basic and diluted earnings per common share	0.31	0.29	0.27	0.29

	2005
	March 31	June 30	September 30	December 31

Total interest income	$9,943,736	$10,227,074	$10,534,838	$10,599,979
Total interest expense	3,348,899	3,862,127	4,174,670	4,547,412
Net interest income	6,594,837	6,364,947	6,360,168	6,052,567
Provision for loan losses	53,725	74,882	118,431	84,244
Net income	3,013,924	2,968,312	2,917,376	2,708,923
Basic and diluted earnings per common share	0.32	0.32	0.31	0.29

Note 15.	Stock Repurchase Program

The Board of Directors of the Company approved a stock repurchase program on November 8, 2006.  The Company has a strong capital position and this program provides an opportunity to repurchase Company stock on the open market when it is deemed to be favorably priced for repurchase.  The program authorizes the repurchase of up to 100,000 shares during the calendar year 2007, or approximately 1% of 9,425,013 shares of common stock presently outstanding.  The repurchases will be made in open market transactions at the discretion of management using Company cash.  The timing and actual number of shares purchased will depend on a variety of factors such as price, the Company’s liquidity position and other market conditions.  The program may be limited or discontinued at any time without notice.  The Company did not repurchase any shares in 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 8, 2006, the Audit Committee of the Company approved the dismissal of McGladrey & Pullen, LLP (“McGladrey”) as the Company’s independent accountants.  The dismissal was later ratified by the Board of Directors of the Company.  The dismissal was effective upon the issuance of McGladrey’s report on the consolidated financial statements of the Company for the year ended December 31, 2005.

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

The Audit Committee of the Company approved the engagement of Clifton Gunderson LLP as the Company’s new independent accountants effective with the completion of December 31, 2005 audit.  The engagement of Clifton Gunderson LLP was later ratified by the Board of Directors.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Refer to the information under the caption "Information Concerning Nominees for Election as Directors" and "Information Concerning Directors Other Than Nominees" contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 25, 2007, as filed with the SEC on March 16, 2007 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

Audit Committee

The Company has established an Audit Committee as a standing committee of the Board of Directors.  Refer to the information under the caption “Information Concerning the Board of Directors – Board Committees” in the Proxy Statement, which information is incorporated herein by this reference.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Refer to the information under the caption “Loans to Directors and Executive Officers and Related Party Transactions” and “Information Concerning the Board of Directors – Director Independence” in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Refer to the information under the caption "Relationship with Registered Public Accounting Firm" in the Proxy Statement, which information is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Financial Statements and Schedules.

1.	Financial Statements

Reports of Clifton Gunderson LLP, Independent Registered Public Accounting Firm
Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2006 and 2005
Consolidated Statements of Income for the Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	List of Exhibits.

3.1	-	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K as filed June 16, 2005)
3.2	-	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to Form 8-K as filed June 16, 2005)
10.1	-	Management Incentive Compensation Plan (incorporated by reference to Exhibit 10 filed with the Company’s Annual Report on Form 10K for the year ended December 31, 2002)*
16	-	Letter regarding change in certifying Accountant (incorporated by reference to Exhibit 16 to Form 8-K as filed February 13, 2006)
21	-	Subsidiaries of the Registrant
23.1	-	Consent of Independent Registered Public Accounting Firm
23.2	-	Consent of Independent Registered Public Accounting Firm
31.1	-	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	-	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	-	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	-	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
*	Indicates a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMES NATIONAL CORPORATION

March 15, 2007	By:	/s/ Daniel L. Krieger
Daniel L. Krieger, Chairman and President
(Principal Executive Officer)

March 15, 2007	By:	/s/ John P. Nelson
John P. Nelson, Vice President
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 15, 2007.

/s/ Betty A. Baudler Horras
Betty A. Baudler Horras, Director

/s/ Robert L. Cramer
Robert L. Cramer, Director

/s/ Douglas C. Gustafson
Douglas C. Gustafson, Director

/s/ Charles D. Jons
Charles D. Jons, Director

/s/ Jami R. Larson II
Jami R. Larson II, Director

/s/ Warren R. Madden
Warren R. Madden, Director

/s/ Fred C. Samuelson
Fred C. Samuelson, Director

/s/ Marvin J. Walter
Marvin J. Walter, Director

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
21	-Subsidiaries of the Registrant
23.1	-Consent of Independent Registered Public Accounting Firm.
23.2	-Consent of Independent Registered Public Accounting Firm.
31.1	-Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	-Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	-Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	-Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350