Form 10-Q
period 2007-03-31
AMES NATIONAL CORP
filed 2007-05-03
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,425,013
(Class)	(Shares Outstanding at May 1, 2007)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
ASSETS	2007	2006

Cash and due from banks	$18,571,224	$16,510,082
Federal funds sold	13,974,000	13,100,000
Interest bearing deposits in financial institutions	1,020,123	1,544,306
Securities available-for-sale	354,595,476	354,571,864
Loans receivable, net	444,339,055	429,122,541
Loans held for sale	521,050	525,999
Bank premises and equipment, net	13,771,590	12,617,741
Accrued income receivable	7,557,719	7,871,365
Other assets	3,063,150	2,989,090
Total assets	$857,413,387	$838,852,988

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$69,174,487	$77,638,264
NOW accounts	177,802,564	158,584,115
Savings and money market	156,563,727	159,401,753
Time, $100,000 and over	105,825,829	102,230,631
Other time	180,232,717	182,501,710
Total deposits	689,599,324	680,356,473

Federal funds purchased and securities sold under agreements to repurchase	44,178,920	34,727,897
Other short-term borrowings	956,749	1,470,116
FHLB term advances	2,000,000	2,000,000
Dividends payable	2,544,754	2,450,503
Deferred income taxes	1,001,661	1,187,948
Accrued expenses and other liabilities	4,558,559	3,736,739
Total liabilities	744,839,967	725,929,676

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,425,013 shares issued and outstanding at March 31, 2007 and December 31, 2006	18,850,026	18,850,026
Additional paid-in capital	22,498,904	22,498,904
Retained earnings	65,832,887	65,856,627
Accumulated other comprehensive income, net unrealized gain on securities available-for-sale	5,391,603	5,717,755
Total stockholders' equity	112,573,420	112,923,312

Total liabilities and stockholders' equity	$857,413,387	$838,852,988

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Interest and dividend income:
Loans, including fees	$7,573,206	$7,201,944
Securities:
Taxable	2,337,115	2,040,230
Tax-exempt	1,194,326	1,036,363
Federal funds sold	30,152	11,303
Dividends	390,568	339,774
Total interest income	11,525,367	10,629,614

Interest expense:
Deposits	5,325,205	4,436,184
Other borrowed funds	492,160	342,619
Total interest expense	5,817,365	4,778,803

Net interest income	5,708,002	5,850,811

Provision for loan losses	9,728	29,624

Net interest income after provision for loan losses	5,698,274	5,821,187

Noninterest income:
Trust department income	383,345	363,403
Service fees	428,614	407,321
Securities gains, net	453,523	244,479
Gain on sales of loans held for sale	104,100	111,466
Merchant and ATM fees	137,674	143,060
Gain on foreclosure of real estate	-	471,469
Other	140,878	151,541
Total noninterest income	1,648,134	1,892,739

Noninterest expense:
Salaries and employee benefits	2,499,953	2,415,206
Data processing	550,442	500,102
Occupancy expenses	321,404	309,959
Other operating expenses	703,150	669,630
Total noninterest expense	4,074,949	3,894,897

Income before income taxes	3,271,459	3,819,029

Provision for income taxes	750,445	906,661

Net income	$2,521,014	$2,912,368

Basic and diluted earnings per share	$0.27	$0.31

Dividends declared per share	$0.27	$0.26

Comprehensive income	$2,194,862	$2,110,642

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,521,014	$2,912,368
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,728	29,624
Amortization and accretion	(38,225)	71,768
Depreciation	207,666	219,777
Provision for deferred taxes	5,263	156,338
Securities gains, net	(453,523)	(244,479)
Gain on foreclosure of real estate	-	(471,469)
Change in assets and liabilities:
Decrease (increase) in loans held for sale	4,949	(229,819)
Decrease (increase) in accrued income receivable	313,646	(130,898)
(Increase) decrease in other assets	(74,060)	216,697
Increase in accrued expenses and other liabilities	821,820	3,214,738
Net cash provided by operating activities	3,318,278	5,744,645

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(12,459,950)	(11,208,202)
Proceeds from sale of securities available-for-sale	2,744,387	2,252,647
Proceeds from maturities and calls of securities available-for-sale	9,665,997	6,578,703
Net decrease in interest bearing deposits in financial institutions	524,183	1,433,459
Net increase in federal funds sold	(874,000)	(18,550,000)
Net (increase) decrease in loans	(15,226,242)	1,088,191
Purchase of bank premises and equipment	(1,361,515)	(576,427)
Net cash used in investing activities	(16,987,140)	(18,981,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	9,242,851	29,054,773
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	9,451,023	(13,622,459)
Decrease in other borrowings, net	(513,367)	(2,840,948)
Dividends paid	(2,450,503)	(2,354,818)
Net cash provided by financing activities	15,730,004	10,236,548

Net increase (decrease) in cash and cash equivalents	2,061,142	(3,000,436)

CASH AND DUE FROM BANKS
Beginning	16,510,082	18,092,139
Ending	$18,571,224	$15,091,703

Cash payments for:
Interest	$5,866,106	$5,040,329
Income taxes	100,638	317,633

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three month periods ended March 31, 2007 and 2006 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Dividends

On February 14, 2007, the Company declared a cash dividend on its common stock, payable on May 15, 2007 to stockholders of record as of May 1, 2007, equal to $0.27 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2007 and 2006 were 9,425,013 and 9,419,271, respectively.

4.	Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2006.

5.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in its tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact of the consolidated financial statements.

Index

The following are disclosures made pursuant to the initial adoption of FIN 48:

•	Accounting policy regarding classification of interest and penalties:
The Company has adopted the policy of classifying interest and penalties as income tax expense.

•	Unrecognized tax benefits as of date of adoption:
The Company had no significant unrecognized tax benefits as of January 1, 2007 and, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective tax rate.

•	Total interest and penalties recognized:
The Company had recorded no accrued interest or penalties as of the date of adoption.

•	Uncertainty on tax position:
The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months of the date of adoption.

•	Open tax years:
The tax years that remain subject to examination by major tax jurisdictions currently are:

Federal 2004 - 2006
State of Iowa 2004 - 2006

On February 15, 2007, FASB issued Statement of Financial Accounting Standards No. 159, the Fair Value Option for Financial Assets and Financial Liabilities, a standard that provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards.

This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided, among other things, that the entity makes that choice in the first 120 days of that fiscal year.

The Company will not early adopt the standard, rather it will adopt the standard effective January 1, 2008. The Company has not determined the impact that the standard might have on its consolidated financial statements.

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

Index

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services. The Banks also offer investment services through a third-party broker dealer. The Company employs twelve individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 183 full-time equivalent individuals employed by the Banks.

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

The Company earned net income of $2,521,000, or $0.27 per share for the three months ended March 31, 2007, compared to net income of $2,912,000, or $0.31 per share, for the three months ended March 31, 2006, a decrease of 13%. Net interest income for the first quarter decreased $143,000, or 2%, from one year ago as the expense for attracting and retaining deposits rose more quickly than interest income on earning assets. Interest income increased 8% while interest expense rose 22% compared to the same quarter last year.

Non-interest income decreased $245,000, or 13%, primarily as the result of a $471,000 gain on the foreclosure of a commercial real estate property recognized in 2006. Partially offsetting the decline related to other real estate, was the higher level of net securities gains on the Company’s investment portfolio of $454,000 in 2007 compared $244,000 in 2006.

Non-interest expense was 5% higher in the first quarter of 2007 as the result of the initial costs of employee salaries and benefits associated with the Ankeny office and higher data processing costs of $50,000 related to updating four of the affiliate banks’ web sites.

The following management discussion and analysis will provide a summary review of important items relating to:

•	Challenges
•	Key Performance Indicators and Industry Results
•	Income Statement Review
•	Balance Sheet Review
•	Asset Quality and Credit Risk Management
•	Liquidity and Capital Resources
•	Forward-Looking Statements and Business Risks

Index

Challenges

Management has identified certain challenges that may negatively impact the Company’s revenues in the future and is attempting to position the Company to best respond to those challenges.

•
Short-term interest rates have increased significantly since June of 2004 while longer term rates (10 to 20 years) are relatively unchanged since 2004. This movement in short-term rates has caused the yield curve to be flat or slightly inverted since March 31, 2006. Banks have historically earned higher levels of net interest income by investing in intermediate and longer term loans and investments at higher yields and paying lower deposit expense rates on shorter maturity deposits. If the yield curve remains flat or inverted for the remainder of 2007, the Company’s net interest margin may continue to compress.

•
If interest rates continue to rise, maintaining net interest income revenues presents a challenge to the Company in 2007. Continued increases in interest rates may negatively impact the Company’s net interest margin particularly if existing trends of interest expense increases more quickly than interest income continue. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

•
A potential challenge to the Company’s earnings would be poor performance in the Company’s equity portfolio, thereby reducing the historical level of realized security gains. The Company, on an unconsolidated basis, invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks totaling $23 million as of March 31, 2007. The Company focuses on stocks that have historically paid dividends that may lessen the negative effects of a bear market.

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

Selected Indicators for the Company and the Industry

	Quarter Ended	Year Ended December 31,
	March 31, 2007	2006		2005		2004

	Company	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.21%	1.34%	1.28%	1.40%	1.28%	1.56%	1.29%

Return on equity	9.00%	9.99%	12.34%	10.57%	12.46%	11.47%	13.28%

Net interest margin	3.27%	3.29%	3.31%	3.56%	3.49%	3.97%	3.53%

Efficiency ratio	55.40%	52.27%	56.79%	49.09%	57.24%	46.59%	58.03%

Capital ratio	13.40%	13.38%	8.23%	13.21%	8.25%	13.62%	8.12%

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.21% and 1.43%, respectively, for the three month periods ending March 31, 2007 and 2006. The ratio declined in 2007 from the previous year as the result of lower net interest income, a large gain on the foreclosure of a commercial real estate property recognized in 2006, and higher non- interest expense primarily associated with the expected second quarter 2007 opening of the Ankeny office of First National Bank.

•	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company’s annualized return on equity ratio is below that of the industry primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on average equity was 9.00% and 10.66%, respectively for the three month periods ending March 31, 2007 and 2006.

Index

•	Net Interest Margin

The net interest margin for the three months ended March 31, 2007 was 3.27% compared to 3.34% for the three months ended March 31, 2006. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The Company’s net interest margin declined 7 basis points when compared to March 31, 2006 and is 4 basis points below the industry average for 2006. Management expects the flat yield curve and the competitive nature of the Company’s market environment to put downward pressure on the Company’s margin for the remainder of 2007.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio compares favorably to the industry’s average and was 55.40% and 50.30% for the three months ended March 31, 2007 and 2006, respectively.

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

Index

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

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended March 31, 2007 and 2006:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

		2007			2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)

Interest-earning assets

Loans 1
Commercial	$76,174	$1,516	7.96%	$70,489	$1,259	7.14%
Agricultural	31,717	660	8.32%	33,018	645	7.81%
Real estate	309,525	5,014	6.48%	309,192	4,758	6.16%
Installment and other	23,493	383	6.52%	34,116	540	6.33%
Total loans (including fees)	$440,909	$7,573	6.87%	$446,815	$7,202	6.45%

Investment securities
Taxable	$212,557	$2,460	4.63%	$206,308	$2,120	4.11%
Tax-exempt 2	136,833	2,225	6.50%	122,334	1,936	6.33%
Total investment securities	$349,390	$4,685	5.36%	$328,642	$4,057	4.94%

Interest bearing deposits with banks	$1,047	$16	6.11%	$5,368	$38	2.83%
Federal funds sold	3,111	30	3.86%	743	11	5.92%
Total interest-earning assets	$794,457	$12,304	6.19%	$781,568	$11,308	5.79%

Non-interest-earning assets	41,787			33,988

TOTAL ASSETS	$836,244			$815,556

1	Average loan balances include nonaccrual loans, if any. Interest income on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

		2007			2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

Interest-bearing liabilities

Deposits
Savings, NOW accounts, and money markets	$316,128	$2,103	2.66%	$316,024	$1,824	2.31%
Time deposits < $100,000	182,108	1,944	4.27%	180,710	1,601	3.54%
Time deposits > $100,000	105,294	1,278	4.85%	99,800	1,011	4.05%
Total deposits	$603,530	$5,325	3.53%	$596,534	$4,436	2.97%
Other borrowed funds	43,906	492	4.48%	35,428	343	3.87%
Total Interest-bearing liabilities	$647,436	$5,817	3.59%	$631,962	$4,779	3.02%

Non-interest-bearing liabilities
Demand deposits	$68,770			$67,709
Other liabilities	7,966			6,576

Stockholders' equity	$112,072			$109,309

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$836,244			$815,556

Net interest: income / margin		$6,487	3.27%		$6,529	3.34%
Spread Analysis
Interest income/average assets	$12,304	5.89%		$11,308	5.55%
Interest expense/average assets	$5,817	2.78%		$4,779	2.34%
Net interest income/average assets	$6,487	3.10%		$6,529	3.20%

Index

Net Interest Income

For the three months ended March 31, 2007 and 2006, the Company's net interest margin adjusted for tax exempt income was 3.27% and 3.34%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2007 and March 31, 2006 totaled $5,708,000 and $5,851,000, respectively.

For the quarter ended March 31, 2007, net interest income decreased $143,000 or 2% when compared to the same period in 2006. Interest income increased $896,000 or 8% over that same time frame. The increase in interest income was primarily attributable to improved loan and investment yields and higher investment volume.

Interest expense increased $1,039,000 or 22% for the quarter ended March 31, 2007 when compared to the same period in 2006. The higher interest expense for the quarter is primarily attributable to a higher volume and rate on total deposits as market interest rates increased from one year ago.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2007 was $10,000 compared to $30,000 during the same period last year.

Non-interest Income and Expense

Non-interest income decreased $245,000, or 13%, primarily as the result of a $471,000 gain on the foreclosure of a commercial real estate property recognized in 2006. Partially offsetting the decline related to other real estate, was the higher level of net securities gains on the Company’s investment portfolio of $454,000 in 2007 compared $244,000 in 2006.

Non-interest expense was 5% higher in the first quarter of 2007 as the result of the initial costs of employee salaries and benefits associated with the Ankeny office and higher data processing costs of $50,000 related to updating four of the affiliate banks’ web sites. The efficiency ratio for the three months ended March 31, 2007 and 2006 was 55.40% and 50.30%, respectively.

Income Taxes

The provision for income taxes for March 31, 2007 and March 31, 2006 was $750,000 and $907,000, respectively. This amount represents an effective tax rate of 23% for the three months ended March 31, 2007 versus 24% for the same quarter in 2006. The Company's marginal federal tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

As of March 31, 2007, total assets were $857,413,000, an $18,560,000 increase compared to December 31, 2006. Asset growth was concentrated in the loan portfolio that was funded with a higher level of securities sold under agreement to repurchase (repurchase agreements) and temporary public fund deposit balances associated with the collection of property taxes.

Investment Portfolio

The investment portfolio totaled $354,595,000 as of March 31, 2007, slightly higher than the December 31, 2006 balance of $354,572,000.

Index

Loan Portfolio

Loan volume grew $15,217,000, or 4%, during the quarter as net loans totaled $444,339,000 as of March 31, 2007 compared to $429,123,000 as of December 31, 2006. Loan growth was primarily in the commercial and commercial real estate portfolios.

Deposits

Deposits totaled $689,599,000 as of March 31, 2007, an increase of $9,243,000 from December 31, 2006. Much of the increase is related to public fund deposits included in the interest bearing checking (NOW) accounts.

Other Borrowed Funds

Other borrowed funds as of March 31, 2007 totaled $47,136,000, consisting primarily of repurchase agreements, compared to the December 31, 2006 total of $38,198,000. This increase was the result of higher repurchase account balances of existing commercial customers.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2006.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on March 31, 2007 totaled $444,339,000 compared to $429,123,000 as of December 31, 2006. Net loans comprise 52% of total assets as of March 31, 2007. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 0.13% is below that of the Company’s peer group of 413 bank holding companies with assets of $500 million to $1 billion as of December 31, 2006 of 0.55%.

Impaired loans totaled $570,000 as of March 31, 2007 compared to $1,049,000 as of December 31, 2006. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans generally include loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans. As of March 31, 2007, non-accrual loans totaled $171,000, loans past due 90 days still accruing totaled $399,000 and there were no restructured loans outstanding. Other real estate owned totaled $2,808,000 as of March 31, 2007 and December 31, 2006.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2007 and December 31, 2006 was 1.45% and 1.50%, respectively. The allowance for loan and lease losses totaled $6,535,000 and $6,533,000 as of March 31, 2007 and December 31, 2006, respectively. Net charge-offs for the most recent quarter end totaled $7,000 compared to the $13,000 for the three month period ended March 31, 2006.

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

As of March 31, 2007, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review the Company’s Current Liquidity Sources
•	Review of the Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for March 31, 2007 and December 31, 2006 totaled $33,565,000 and $31,154,000, respectively.

Other sources of liquidity available to the Banks as of March 31, 2007 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $44,295,000 and federal funds borrowing capacity at correspondent banks of $99,500,000 with no current outstanding federal fund balances. The Company had securities sold under agreements to repurchase totaling $44,179,000 and FHLB advances of $2,000,000 as of March 31, 2007.

Total investments as of March 31, 2007 were $354,595,000 compared to $354,572,000 as of year-end 2006. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of March 31, 2007.

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

Index

Review of Statements of Cash Flows

Operating cash flows for March 31, 2007 and 2006 totaled $3,318,000 and $5,745,000, respectively. The primary variance in operating cash flows for the first three months of 2007 compared to the same period one year ago relates to higher level of accrued interest payable in 2006.

Net cash used in investing activities through March 31, 2007 and 2006 was $16,987,000 and $18,982,000, respectively. Additional growth in the loan portfolio was the most significant use of cash in the first quarter of 2007 while the temporary investment in federal funds sold was the largest use of cash for investing activities in the first quarter of 2006.

Net cash provided by financing activities for March 31, 2007 and 2006 totaled $15,730,000 and $10,237,000, respectively. A higher level of deposits and repurchase agreement balances are the largest source of financing cash flows for the three months ended March 31, 2007 while deposits were the most significant in 2006. As of March 31, 2007, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the quarter ended March 31, 2007, dividends paid by the Banks to the Company amounted to $2,211,000 compared to $2,183,000 for the same period in 2006. In 2006, dividends paid by the Banks to the Company amounted to $8,734,000 through December 31, 2006 compared to $8,634,000 for the year ended December 31, 2005. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $35,362,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flows needs as of March 31, 2007 that is a concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2007 totaled $112,573,000 and was slightly lower than the $112,923,000 recorded as of December 31, 2006. At March 31, 2007 and December 31, 2006, stockholders’ equity as a percentage of total assets was 13.13% and 13.46%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines as of March 31, 2007.

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

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed to-date in 2007 changed significantly when compared to 2006.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2007. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company’s internal controls over financial reporting.

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

AMES NATIONAL CORPORATION

DATE: May 3, 2007	By:	/s/ Daniel L. Krieger

Daniel L. Krieger, President
Principal Executive Officer

	By:	/s/ John P. Nelson

John P. Nelson, Vice President
Principal Financial Officer