Form 10-Q
period 2007-06-30
AMES NATIONAL CORP
filed 2007-08-08
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,429,580
(Class)	(Shares Outstanding at August 1, 2007)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
ASSETS	2007	2006

Cash and due from banks	$19,255,762	$16,510,082
Federal funds sold	-	13,100,000
Interest bearing deposits in financial institutions	1,010,523	1,544,306
Securities available-for-sale	351,099,722	354,571,864
Loans receivable, net	441,320,062	429,122,541
Loans held for sale	2,094,327	525,999
Bank premises and equipment, net	13,761,917	12,617,741
Accrued income receivable	7,712,138	7,871,365
Deferred income taxes	690,829	-
Other assets	3,105,341	2,989,090
Total assets	$840,050,621	$838,852,988

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$71,606,140	$77,638,264
NOW accounts	154,583,055	158,584,115
Savings and money market	160,263,988	159,401,753
Time, $100,000 and over	106,054,915	102,230,631
Other time	178,147,623	182,501,710
Total deposits	670,655,721	680,356,473

Federal funds purchased and securities sold under agreements
to repurchase	49,425,759	34,727,897
Other short-term borrowings	1,286,770	1,470,116
FHLB term advances	2,000,000	2,000,000
Dividends payable	2,545,987	2,450,503
Deferred income taxes	-	1,187,948
Accrued expenses and other liabilities	4,064,406	3,736,739
Total liabilities	729,978,643	725,929,676

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,429,580 and 9,425,013 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	18,859,160	18,850,026
Additional paid-in capital	22,588,691	22,498,904
Retained earnings	66,114,331	65,856,627
Accumulated other comprehensive income, net unrealized gain on securities available-for-sale	2,509,796	5,717,755
Total stockholders' equity	110,071,978	112,923,312

Total liabilities and stockholders' equity	$840,050,621	$838,852,988

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans	$7,864,594	$7,357,897	$15,437,801	$14,559,841
Securities
Taxable	2,322,316	2,127,842	4,659,405	4,168,073
Tax-exempt	1,189,988	1,040,194	2,384,314	2,076,557
Federal funds sold	149,213	92,691	179,390	103,994
Dividends	383,982	359,005	774,550	698,779

Total interest income	11,910,093	10,977,629	23,435,460	21,607,244

Interest expense:
Deposits	5,483,677	4,968,077	10,808,882	9,404,262
Other borrowed funds	522,757	257,605	1,014,917	600,224

Total interest expense	6,006,434	5,225,682	11,823,799	10,004,486

Net interest income	5,903,659	5,751,947	11,611,661	11,602,758

Provision (credit) for loan losses	143,877	(302,854)	153,605	(273,230)

Net interest income after provision (credit) for loan losses	5,759,782	6,054,801	11,458,056	11,875,988

Non-interest income:
Trust department income	721,320	389,676	1,104,665	753,078
Service fees	474,593	497,729	903,207	905,051
Securities gains, net	452,554	270,830	906,077	515,308
Gain on sale of loans held for sale	195,004	172,521	298,105	283,987
Merchant and ATM fees	144,611	133,160	282,285	276,220
Gain on foreclosure of real estate	—	—	—	471,469
Other	142,783	134,651	284,661	286,193

Total non-interest income	2,130,865	1,598,567	3,778,999	3,491,306

Non-interest expense:
Salaries and employee benefits	2,563,314	2,372,072	5,063,267	4,787,278
Data processing	557,915	582,175	1,108,357	1,082,277
Occupancy expenses	300,084	287,920	621,488	597,879
Other operating expenses	731,223	715,330	1,434,372	1,384,961

Total non-interest expense	4,152,536	3,957,497	8,227,484	7,852,395

Income before income taxes	3,738,111	3,695,871	7,009,571	7,514,899

Income tax expense	910,680	931,053	1,661,126	1,837,714

Net income	$2,827,431	$2,764,818	$5,348,445	$5,677,185

Basic and diluted earnings per share	$0.30	$0.29	$0.57	$0.60

Declared dividends per share	$0.27	$0.26	$0.54	$0.52

Comprehensive income (loss)	$(54,376)	$688,961	$2,140,486	$2,799,602

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cashflows
(unaudited)

	Six Months Ended
	June 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,348,445	$5,677,185
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	153,605	(273,230)
Amortization and accretion	(97,359)	115,521
Depreciation	495,565	477,208
Provision for deferred taxes	5,264	151,694
Securities gains, net	(906,077)	(515,308)
Gain on foreclosure of real estate	—	(471,469)
Change in assets and liabilities:
Increase in loans held for sale	(1,568,328)	(399,389)
Decrease in accrued income receivable	159,227	66,722
Increase in other assets	(116,251)	(231,553)
Increase in accrued expenses and other liabilities	327,667	1,831,774
Net cash provided by operating activities	3,801,758	6,429,155

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(37,789,276)	(30,273,695)
Proceeds from sale of securities available-for-sale	4,383,029	3,765,005
Proceeds from maturities and calls of securities available-for-sale	32,789,825	21,891,088
Net decrease in interest bearing deposits in financial institutions	533,783	1,610,394
Net decrease (increase) in federal funds sold	13,100,000	(10,850,000)
Net decrease (increase) in loans	(12,351,126)	11,042,775
Purchase of bank premises and equipment	(1,639,741)	(1,004,012)
Net cash used in investing activities	(973,506)	(3,818,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(9,700,752)	4,109,298
Increase in federal funds purchased and securities sold under agreements to repurchase	14,697,862	1,327,947
Decrease in other borrowings, net	(183,346)	(2,831,173)
Dividends paid	(4,995,257)	(4,803,828)
Proceeds from issuance of common stock	98,921	127,013
Net cash used in financing activities	(82,572)	(2,070,743)

Net increase in cash and cash equivalents	2,745,680	539,967

CASH AND DUE FROM BANKS
Beginning	16,510,082	18,092,139
Ending	$19,255,762	$18,632,106

Cash payments for:
Interest	$12,207,048	$9,230,172
Income taxes	1,567,209	1,867,780

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and six month periods ended June 30, 2007 and 2006 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Dividends

On May 10, 2007, the Company declared a cash dividend on its common stock, payable on August 15, 2007 to stockholders of record as of August 1, 2007, equal to $0.27 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2007 and 2006 were 9,425,767 and 9,420,218, respectively.  The weighted average outstanding shares for the six months ended June 30, 2007 and 2006 were 9,425,391 and 9,419,747, respectively.

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

The Company earned net income of $2,827,000, or $0.30 per share for the three months ended June 30, 2007, compared to net income of $2,765,000, or $0.29 per share, for the three months ended June 30, 2006, an increase of 2%.  The improvement in earnings can be attributed to higher net interest income of $152,000, a one-time increase in trust revenues of $275,000, and higher securities gains of $182,000.  Tempering these improvements in income was higher quarterly provisions for loan losses of $144,000 in 2007 compared to a negative provision of $303,000 recorded in 2006.  In addition, salaries and employee benefits costs were higher primarily as the result of staffing First National Bank’s new office in Ankeny, Iowa.

For the six month period ending June 30, 2007, the Company earned net income of $5,348,000, or $0.57 per share, a 6% decrease from net income of $5,677,000, or $0.60 per share, earned a year ago.  The decline in income can be attributed to increased loan loss provision expense and higher salary and employee benefit expense.  In addition, the prior year’s results were aided by income resulting from the reduction in the allowance for loan losses of $273,000 and a gain on the foreclosure of real estate of $471,000.  Higher trust revenues and security gains had a favorable impact on earnings for the six months ended June 30, 2007 compared to the same period a year ago.

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

•
Short-term interest rates have increased significantly since June of 2004 while longer term rates (10 to 20 years) are relatively unchanged since 2004.  This movement in short-term rates has caused the yield curve to be flatter or slightly inverted since June 30, 2006.  Banks have historically earned higher levels of net interest income by investing in intermediate and longer term loans and investments at higher yields and paying lower deposit expense rates on shorter maturity deposits.  If the yield curve remains flat or inverted for the remainder of 2007, the Company’s net interest margin may continue to compress.

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

•
A potential challenge to the Company’s earnings would be poor performance in the Company’s equity portfolio, thereby reducing the historical level of realized security gains.  The Company, on an unconsolidated basis, invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks totaling $23 million as of June 30, 2007.  The Company focuses on stocks that have historically paid dividends that may lessen the negative effects of a bear market.

Index

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,650 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	June 30, 2007		March 31, 2007		Years Ended December 31,
	3 Months Ended	6 Months Ended	3 Months Ended		2006		2005
	Company	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.33%	1.27%	1.21%	1.21%	1.34%	1.28%	1.40%	1.28%

Return on equity	10.09%	9.54%	9.00%	11.44%	9.99%	12.34%	10.57%	12.46%

Net interest margin	3.31%	3.28%	3.27%	3.32%	3.29%	3.31%	3.56%	3.49%

Efficiency ratio	51.68%	53.46%	55.40%	57.56%	52.27%	56.79%	49.09%	57.24%

Capital ratio	13.19%	13.28%	13.40%	8.23%	13.38%	8.23%	13.21%	8.25%

*Latest available data

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.33% and 1.35%, respectively, for the three month periods ending June 30, 2007 and 2006.  The ratio declined in 2007 from the previous year as the result of increased provision expense and higher non- interest expense primarily associated with the second quarter 2007 opening of the Ankeny office of First National Bank.

•	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company.  The Company’s annualized return on equity ratio is below that of the industry primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on average equity was 10.09% and 10.22%, respectively for the three month periods ending June 30, 2007 and 2006.

Index

•	Net Interest Margin

The net interest margin for the three months ended June 30, 2007 was 3.31% compared to 3.29% for the three months ended June 30, 2006.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The Company’s net interest margin improved slightly when compared to June 30, 2006 and is in line with the industry average for 2006.  Management expects the flat yield curve and the competitive nature of the Company’s market environment to put downward pressure on the Company’s margin for the remainder of 2007.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio compares favorably to the industry’s average and was 51.68% and 53.84% for the three months ended June 30, 2007 and 2006, respectively.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2007:

Higher credit expenses at large institutions and narrower net interest margins at smaller institutions exerted downward pressure on earnings of FDIC-insured institutions in the first quarter of 2007. The industry reported total net income of $36.0 billion in the quarter, the fourth-highest quarterly amount ever, but it was $912 million (2.5%) less than the earnings posted in the first quarter of 2006. This is the largest year-over-year decline in quarterly earnings since the first quarter of 2001. A significant part of the decrease was attributable to a change in the way that earnings were reported in the aftermath of a large corporate restructuring, but lower operating results at a number of institutions also contributed to the earnings drop. Evidence of pressure on earnings was widespread, as a majority of institutions (50.3%) reported lower quarterly net income. Narrower net interest margins had a negative effect on earnings of smaller banks and thrifts, while higher expenses for bad loans were more significant for large banks. More than two out of every three institutions, 67.9%, reported lower net interest margins than a year ago, but only 36.6% of all institutions reported higher provisions for loan losses. Among institutions with more than $10 billion in assets, 73 percent raised their loss provisions. The average ROA for the quarter was 1.21 percent, down from 1.34 percent in the first quarter of 2006, as 59 percent of all institutions saw their quarterly ROAs decline. This is the lowest first-quarter ROA for the industry since 2001.

Index

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended June 30, 2007 and 2006:

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

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,

	2007			2006
ASSETS	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	balance	expense	rate	balance	expense	rate

Interest-earning assets

Loans 1
Commercial	$77,252	$1,542	7.98%	$70,770	$1,346	7.61%
Agricultural	32,645	699	8.56%	33,197	685	8.25%
Real estate	317,904	5,273	6.63%	308,940	4,899	6.34%
Installment and other	22,788	351	6.16%	28,306	428	6.05%
Total loans (including fees)	$450,589	$7,865	6.98%	$441,213	$7,358	6.67%

Investment securities
Taxable	$208,443	$2,445	4.69%	$209,964	$2,222	4.23%
Tax-exempt 2	135,463	2,215	6.54%	122,321	1,954	6.39%
Total investment securities	$343,906	$4,660	5.42%	$332,285	$4,176	5.03%

Interest bearing deposits with banks	$1,016	$11	4.33%	$2,538	$35	5.52%
Federal funds sold	11,152	149	5.34%	7,396	93	5.03%
Total interest-earning assets	$806,663	$12,685	6.29%	$783,432	$11,662	5.95%

Non-interest-earning assets	43,022			36,184

TOTAL ASSETS	$849,685			$819,616

1 Average loan balances include nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,

	2007			2006
LIABILITIES AND STOCKHOLDERS' EQUITY	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	balance	expense	rate	balance	expense	rate

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$328,199	$2,212	2.70%	$325,353	$2,153	2.65%
Time deposits < $100,000	179,789	1,986	4.42%	182,333	1,721	3.78%
Time deposits> $100,000	103,867	1,285	4.95%	100,740	1,094	4.34%
Total deposits	$611,855	$5,483	3.58%	$608,426	$4,968	3.27%
Other borrowed funds	47,568	523	4.40%	26,270	258	3.93%
Total interest-bearing liabilities	$659,423	$6,006	3.64%	$634,696	$5,226	3.29%

Non-interest-bearing liabilities
Demand deposits	$70,209			$69,805
Other liabilities	7,994			6,927

Stockholders' equity	$112,109			$108,188

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$849,685			$819,616

Net interest: income / margin		$6,679	3.31%		$6,436	3.29%
Spread Analysis
Interest income/average assets	$12,685	5.97%		$11,662	5.69%
Interest expense/average assets	6,006	2.83%		5,226	2.55%
Net interest income/average assets	6,679	3.14%		6,436	3.14%

Index

Net Interest Income

For the three months ended June 30, 2007 and 2006, the Company's net interest margin adjusted for tax exempt income was 3.31% and 3.29%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2007 and June 30, 2006 totaled $5,904,000 and $5,752,000, respectively.

For the quarter ended June 30, 2007, net interest income increased $152,000 or 3% when compared to the same period in 2006.  Interest income increased $932,000 or 8.5% over that same time frame.  The increase in interest income was primarily attributable to improved loan and investment yields and volume.

Interest expense increased $781,000 or 15% for the quarter ended June 30, 2007 when compared to the same period in 2006. The higher interest expense for the quarter is primarily attributable to a higher volume and rate on total deposits as market interest rates increased from one year ago.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2007 was $144,000 compared to a negative provision of $303,000 during the same period last year.  An increase in reserves for an impaired loan was the primary reason for the increase in provision expense for the second quarter of 2007 while a reduction in the specific reserves for a problem credit and declining loan demand allowed for the lowering of the allowance for loan losses in second quarter of 2006.

Non-interest Income and Expense

Non-interest income for this quarter increased $532,000, or 33%, as the result of higher trust department income and increased net securities gains on the Company’s investment portfolio.  Trust revenues had a one-time increase of approximately $275,000 primarily related to a software conversion which allowed the trust account fees to be calculated and recognized in the quarter the services are rendered.  This conversion had essentially the impact of recognizing two quarters of trust income in the second quarter of 2007.  In the past, trust fees were consistently recognized when fees were billed and collected, which was in the quarter subsequent to when they were earned.  The Company determined that the effect on prior periods of not recognizing fees until the subsequent quarter and the recognition of two quarters income in the second quarter of 2007 were not significant to the Company’s consolidated financial statements.

Non-interest expense was 5% higher in the second quarter of 2007 as the result of the initial costs of employee salaries and benefits associated with the opening of First National Bank’s Ankeny office.  The efficiency ratio for the three months ended June 30, 2007 and 2006 was 51.68% and 53.84%, respectively.

Income Taxes

The provision for income taxes for June 30, 2007 and June 30, 2006 was $911,000 and $931,000, respectively. This amount represents an effective tax rate of 24% for the three months ended June 30, 2007 versus 25% for the same quarter in 2006.  The Company's marginal federal tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Index

Income Statement Review for Six Months Ended June 30, 2007

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2007 and 2006:

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

ASSETS
(dollars in thousands)
	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months Ended June 30,

	2007			2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate

Loans 1
Commercial	$76,715	$3,057	7.97%	$70,631	$2,604	7.37%
Agricultural	32,184	1,359	8.45%	33,107	1,331	8.04%
Real estate	313,738	10,313	6.57%	309,065	9,682	6.27%
Installment and other	23,139	709	6.13%	31,196	943	6.05%
Total loans (including fees)	$445,776	$15,438	6.93%	$443,999	$14,560	6.56%

Investment securities
Taxable	$210,646	$4,906	4.66%	$208,125	$4,340	4.17%
Tax-exempt 2	135,986	4,440	6.53%	122,348	3,893	6.36%
Total investment securities	$346,632	$9,346	5.39%	$330,473	$8,233	4.98%

Interest bearing deposits with banks	$2,225	$26	2.34%	$4,846	$73	3.01%
Federal funds sold	7,153	179	5.00%	4,088	103	5.04%
Total interest-earning assets	$801,786	$24,989	6.23%	$783,406	$22,969	5.86%

Total noninterest-earning assets	$42,408			$34,194

TOTAL ASSETS	$844,194			$817,600

1 Average loan balance include nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of  35%.

Index

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months Ended June 30,

	2007			2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$323,391	$4,317	2.67%	$320,715	$3,979	2.48%
Time deposits < $100,000	180,942	3,930	4.34%	181,526	3,321	3.66%
Time deposits> $100,000	104,576	2,562	4.90%	100,272	2,104	4.20%
Total deposits	$608,909	$10,809	3.55%	$602,513	$9,404	3.12%
Other borrowed funds	45,747	1,015	4.44%	30,824	600	3.89%
Total interest-bearing liabilities	$654,656	$11,824	3.61%	$633,337	$10,004	3.16%

Noninterest-bearing liabilities
Demand deposits	$69,494			$68,764
Other liabilities	8,007			6,754

Stockholders' equity	$112,091			$108,745

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$844,194			$817,600

Net interest income / margin		$13,165	3.28%		$12,965	3.31%
Spread Analysis
Interest income/average assets		$24,989	5.92%		$22,969	5.62%
Interest expense/average assets		11,824	2.80%		10,004	2.45%
Net interest income/average assets		13,165	3.12%		12,965	3.17%

Index

Net Interest Income

For the six months ended June 30, 2007 and 2006, the Company's net interest margin adjusted for tax exempt income was 3.28% and 3.31%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2007 and 2006 was relatively unchanged and totaled $11,612,000 and $11,603,000, respectively.

For the six months ended June 30, 2007, interest income increased $1,828,000 or 8.5% when compared to the same period in 2006.  The increase was primarily attributable to higher loan and investment yields and higher investment volumes than the six months ended June 30, 2006.

Interest expense increased $1,819,000 or 18% for the six months ended June 30, 2007 when compared to the same period in 2006.  The higher interest expense for the period is attributable to a higher average rates and increased volumes of deposits and other borrowings as short term market interest rates have increased in comparison to the same period in 2006.

Provision for Loan Losses

The Company’s recorded provision expense for the first half of this year of $154,000 compared to a negative provision for loan losses of $273,000 for the six months ended June 30, 2006.  An increased specific reserve for an impaired loan was the primary reason for the higher provision expense in 2007.  Net loan recoveries of $3,000 were realized in the six months ended June 30, 2007 and compare to net charge-offs of $24,000 for the six months ended June 30, 2006.

Non-interest Income and Expense

Non-interest income increased $288,000, or 8% during the six months ended June 30, 2007 compared to the same period in 2006 as the result of higher trust department income and increased net securities gains on the Company’s investment portfolio.  Trust revenues had a one-time increase of approximately $275,000 which was discussed on page 15.

Non-interest expense increased $375,000 or 5% for the first six months of 2007 compared to the same period in 2006 primarily as the result of the initial costs of employee salaries and benefits associated with the opening of First National Bank’s Ankeny office.

Income Taxes

The provision for income taxes for the six months ended June 30, 2007 and 2006 was $1,661,000 and $1,838,000, respectively. These amounts represent an effective tax rate of 24% for both periods.  The Company's marginal federal tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

As of June 30, 2007, total assets were $840,051,000, a $1,198,000 increase compared to December 31, 2006.  The most significant balance sheet change since December 31, 2006 was Federal funds sold were reinvested in the loan portfolio.

Investment Portfolio

Index

The investment portfolio totaled $351,100,000 as of June 30, 2007, 1% lower than the December 31, 2006 balance of $354,572,000.

Loan Portfolio

Loan volume grew $12,198,000, or 3%, during the first six months as net loans totaled $441,320,000 as of June 30, 2007 compared to $429,123,000 as of December 31, 2006.  Loan growth was primarily in the commercial and commercial real estate portfolios.

Deposits

Deposits totaled $670,656,000 as of June 30, 2007, a 1% decrease totaling $9,701,000 from December 31, 2006.  Most of the decrease is related to money market and other time certificates.

Other Borrowed Funds

Other borrowed funds as of June 30, 2007 totaled $52,713,000 compared to the December 31, 2006 total of $38,198,000.  This increase was primarily the result of $13,000,000 in additional federal funds purchased.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on June 30, 2007 totaled $441,320,000 compared to $429,123,000 as of December 31, 2006.  Net loans comprise 53% of total assets as of June 30, 2007.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 0.21% is below that of the Company’s peer group of 413 bank holding companies with assets of $500 million to $1 billion as of December 31, 2006 of 0.62%.

Impaired loans totaled $908,000 as of June 30, 2007 compared to $1,049,000 as of December 31, 2006. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impaired loans generally include loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans.  As of June 30, 2007, non-accrual loans totaled $653,000, loans past due 90 days still accruing totaled $255,000 and there were no restructured loans outstanding.  Other real estate owned totaled $2,871,000 as of June 30, 2007 and $2,808,000 as of December 31, 2006.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2007 and December 31, 2006 was 1.49% and 1.50%, respectively. The allowance for loan and lease losses totaled $6,689,000 and $6,533,000 as of June 30, 2007 and December 31, 2006, respectively.  Net loan recoveries for the most recent quarter end totaled $10,000 compared to net charge-offs of loans of $11,000 for the three month period ended June 30, 2006.

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

As of June 30, 2007, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review the Company’s Current Liquidity Sources
•	Review of the Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for June 30, 2007 and December 31, 2006 totaled $20,266,000 and $31,154,000, respectively.  Federal funds sold being used to fund loan growth is the primary reason for the lower liquidity levels as of June 30, 2007.

Other sources of liquidity available to the Banks as of June 30, 2007 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $46,840,000 and federal funds borrowing capacity at correspondent banks of $99,500,000.  The Company had securities sold under agreements to repurchase totaling $36,426,000, federal funds purchased of $13,000,000 and FHLB advances of $2,000,000 as of June 30, 2007.

Total investments as of June 30, 2007 were $351,100,000 compared to $354,572,000 as of year-end 2006.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of June 30, 2007.

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

Index

Review of Statements of Cash Flows

Operating cash flows for June 30, 2007 and 2006 totaled $3,802,000 and $6,429,000, respectively.  The primary variance in operating cash flows for the first six months of 2007 compared to the same period one year ago relates to a lower source of funds from increases in accrued expenses and a higher use of cash to fund loans held for sale.

Net cash used in investing activities through June 30, 2007 and 2006 was $974,000 and $3,818,000, respectively.  Additional growth in the loan portfolio was the most significant use of cash in the first six months of 2007 while the temporary investment in federal funds sold was the largest use of cash for investing activities in the first half of 2006 as a result of lower loan demand for that period.

Net cash used by financing activities for June 30, 2007 and 2006 totaled $83,000 and $2,071,000, respectively.  A higher level of repurchase agreement and federal funds purchased are the largest source of financing cash flows for the six months ended June 30, 2007 while deposits were the most significant in 2006.  As of June 30, 2007, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the six months ended June 30, 2007, dividends paid by the Banks to the Company amounted to $4,422,000 compared to $4,367,000 for the same period in 2006.  In 2006, dividends paid by the Banks to the Company amounted to $8,734,000 through December 31, 2006 compared to $8,634,000 for the year ended December 31, 2005. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $35,147,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flows needs as of June 30, 2007 that is a concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2007 totaled $110,072,000 and was 3% lower than the $112,923,000 recorded as of December 31, 2006.  At June 30, 2007 and December 31, 2006, stockholders’ equity as a percentage of total assets was 13.10% and 13.46%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of June 30, 2007.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2007.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company’s internal controls over financial reporting.

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

Annual Shareholders’ Meeting

At the Company’s annual meeting of shareholders on April 25, 2007, stockholders re-elected Daniel L. Krieger, Frederick C. Samuelson, and Marvin J. Walter to the Company’s Board of Directors.  Newly elected directors included Thomas H. Pohlman, Steven D. Forth, and Larry A. Raymon.  Continuing directors include, Betty A. Baudler Horras, Douglas C. Gustafson, Charles D. Jons, Robert L. Cramer, James R. Larson II and Warren R. Madden.

There were 9,425,013 shares issued and outstanding shares of common stock entitled to vote at the annual meeting.  The voting results on the election of directors were as follows:

	Votes
	In Favor	Withheld

Steven D. Forth	7,794,382	62,896
Daniel L. Krieger	7,794,382	63,196
Thomas H. Pohlman	7,794,382	62,896
Larry A. Raymon	7,794,382	62,896
Frederick C. Samuelson	7,794,382	62,896
Marvin J. Walter	7,794,382	62,896

There were no broker non-votes or abstentions on this proposal.

Item 5.	Other Information

None

Index

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES NATIONAL CORPORATION

DATE: August 8, 2007	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, President
Principal Executive Officer

	By:	/s/ John P. Nelson

John P. Nelson, Vice President
Principal Financial Officer