Form 10-Q
period 2007-09-30
AMES NATIONAL CORP
filed 2007-11-08
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,429,580
(Class)	(Shares Outstanding at November 1, 2007)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
ASSETS	2007	2006

Cash and due from banks	$25,654,272	$16,510,082
Federal funds sold	-	13,100,000
Interest bearing deposits in financial institutions	661,885	1,544,306
Securities available-for-sale	341,089,875	354,571,864
Loans receivable, net	457,864,361	429,122,541
Loans held for sale	754,433	525,999
Bank premises and equipment, net	13,719,670	12,617,741
Accrued income receivable	8,408,901	7,871,365
Other assets	3,139,478	2,989,090
Total assets	$851,292,875	$838,852,988

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$71,653,364	$77,638,264
NOW accounts	145,788,086	158,584,115
Savings and money market	144,800,475	159,401,753
Time, $100,000 and over	108,556,497	102,230,631
Other time	180,181,480	182,501,710
Total deposits	650,979,902	680,356,473

Federal funds purchased and securities sold under agreements to repurchase	55,232,215	34,727,897
Other short-term borrowings	3,361,535	1,470,116
Long-term term borrowings	23,000,000	2,000,000
Dividends payable	2,545,987	2,450,503
Deferred income taxes	-	1,187,948
Accrued expenses and other liabilities	4,555,396	3,736,739
Total liabilities	739,675,035	725,929,676

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,429,580 and 9,425,013 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	18,859,160	18,850,026
Additional paid-in capital	22,588,691	22,498,904
Retained earnings	66,506,883	65,856,627
Accumulated other comprehensive income, net unrealized gain on securities available-for-sale	3,663,106	5,717,755
Total stockholders' equity	111,617,840	112,923,312

Total liabilities and stockholders' equity	$851,292,875	$838,852,988

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans	$8,062,624	$7,504,606	$23,500,424	$22,064,447
Securities
Taxable	2,322,438	2,320,638	6,981,845	6,488,712
Tax-exempt	1,218,921	1,045,124	3,603,235	3,121,681
Federal funds sold	2,132	40,918	181,523	144,911
Dividends	397,137	353,659	1,171,687	1,052,437

Total interest income	12,003,252	11,264,945	35,438,714	32,872,188

Interest expense:
Deposits	5,232,913	5,111,121	16,041,795	14,515,383
Other borrowed funds	789,136	497,354	1,804,055	1,097,577

Total interest expense	6,022,049	5,608,475	17,845,850	15,612,960

Net interest income	5,981,203	5,656,470	17,592,864	17,259,228

Provision (credit) for loan losses	(264,131)	45,859	(110,527)	(227,371)

Net interest income after provision (credit) for loan losses	6,245,334	5,610,611	17,703,391	17,486,599

Non-interest income:
Trust department income	438,383	336,207	1,543,048	1,089,285
Service fees	479,930	474,633	1,383,137	1,379,684
Securities gains, net	537,969	330,827	1,444,047	846,135
Gain on sale of loans held for sale	241,548	173,163	539,652	457,150
Merchant and ATM fees	143,859	127,108	426,144	403,328
Gain on foreclosure of real estate	—	10,734	—	482,203
Other	146,284	118,701	430,943	404,894

Total non-interest income	1,987,973	1,571,373	5,766,971	5,062,679

Non-interest expense:
Salaries and employee benefits	2,480,547	2,341,368	7,543,814	7,128,646
Data processing	535,527	541,865	1,643,884	1,624,142
Occupancy expenses	344,227	294,113	965,715	891,991
Provision for off-balance sheet commitments	233,000	—	233,000	—
Other operating expenses	711,887	639,067	2,146,260	2,024,029

Total non-interest expense	4,305,188	3,816,413	12,532,673	11,668,808

Income before income taxes	3,928,119	3,365,571	10,937,689	10,880,470

Income tax expense	989,580	819,999	2,650,706	2,657,713

Net income	$2,938,539	$2,545,572	$8,286,983	$8,222,757

Basic and diluted earnings per share	$0.31	$0.27	$0.88	$0.87

Declared dividends per share	$0.27	$0.26	$0.81	$0.78

Comprehensive Income	$4,091,849	$6,971,733	$6,232,334	$9,771,335

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cashflows
 (unaudited)

	Nine Months Ended
	September 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,286,983	$8,222,757
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(110,527)	(227,371)
Provision for off-balance sheet commitments	233,000	—
Amortization and accretion	(162,610)	133,426
Depreciation	788,951	720,603
Provision for deferred taxes	5,264	151,694
Securities gains, net	(1,444,047)	(846,135)
Gain on foreclosure of real estate	—	(482,203)
Change in assets and liabilities:
Increase (decrease) in loans held for sale	(228,434)	390,095
Decrease in accrued income receivable	(537,536)	(1,694,553)
Increase in other assets	(136,900)	(222,375)
Increase in accrued expenses and other liabilities	585,657	2,016,384
Net cash provided by operating activities	7,279,801	8,162,322

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(46,780,067)	(51,901,443)
Proceeds from sale of securities available-for-sale	6,076,548	4,925,519
Proceeds from maturities and calls of securities available-for-sale	52,530,817	31,727,977
Net decrease in interest bearing deposits in financial institutions	882,421	2,652,453
Net decrease in federal funds sold	13,100,000	250,000
Net decrease (increase) in loans	(28,631,293)	15,696,626
Purchase of bank premises and equipment	(1,890,880)	(1,603,606)
Net cash (used in) provided by investing by activities	(4,712,454)	1,747,526

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in deposits	(29,376,571)	(18,681,500)
Increase in federal funds purchased and securities sold under agreements to repurchase	20,504,318	14,409,801
Increase in other borrowings, net	22,891,419	1,411,764
Dividends paid	(7,541,244)	(7,254,332)
Proceeds from issuance of common stock	98,921	127,013
Net cash provided by (used in) financing activities	6,576,843	(9,987,254)

Net increase (decrease) in cash and cash equivalents	9,144,190	(77,406)

CASH AND DUE FROM BANKS
Beginning	16,510,082	18,092,139
Ending	$25,654,272	$18,014,733

Cash payments for:
Interest	$17,688,771	$15,515,486
Income taxes	2,526,719	2,869,358

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and nine month periods ended September 30, 2007 and 2006 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Dividends

On August 8, 2007, the Company declared a cash dividend on its common stock, payable on November 15, 2007 to stockholders of record as of November 1, 2007, equal to $0.27 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2007 and 2006 were 9,429,580 and 9,425,013 respectively.  The weighted average outstanding shares for the nine months ended September 30, 2007 and 2006 were 9,426,803 and 9,421,522, respectively.

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

5.	Long-term Debt

The Company borrowed funds through selling securities under an agreement to repurchase to a money center bank totaling $20,000,000 in the third quarter of 2007.  The term of the repurchase agreements ranged from two to five years with interest rates ranging from 4.09% to 4.40%.

6.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).   FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in its tax return.   The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective in fiscal years beginning after December 15, 2006.   The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings.  The Company adopted FIN 48 as of January 1, 2007, and the adoption had no significant impact on the consolidated financial statements.

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

The Company will adopt the standard effective January 1, 2008.  The Company has not determined the impact that the standard might have on its consolidated financial statements.

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

Index

The Company does not engage in any material business activities apart from its ownership of the Banks.  Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker dealer.  The Company employs twelve individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 185 full-time equivalent individuals employed by the Banks.

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

Net income for the third quarter of 2007 was $2,939,000, or $0.31 per share, a 15% increase above the $2,546,000 or $0.27 per share earned during the same period in 2006.  The improvement in earnings can be attributed to higher net interest income which increased $325,000, as well as increases in trust revenues of $102,000 and securities gains of $207,000.  Partially offsetting some of the income gains was higher non-interest expense primarily related to First National Bank’s new office in Ankeny, Iowa.

For the nine month period ending September 30, 2007, the Company earned net income of $8,287,000, or $0.88 per share, a 1% increase from net income of $8,223,000, or $0.87 per share, earned a year ago.  Current year earnings were aided by an improving net interest margin which was 3.32% compared to 3.29% for the nine month period ending September 30, 2007 and 2006, respectively.  This margin improvement increased net interest income for the current nine month period by $334,000 compared to the same period 2006.  Favorable conditions in the equity markets allowed the Company to realize net security gains that were $597,000 over the previous year.  Trust department income was also up over 2006 by $454,000.

The following management discussion and analysis will provide a summary review of important items relating to:

•	Challenges
•	Key Performance Indicators and Industry Results
•	Income Statement Review
•	Balance Sheet Review

Index

•	Asset Quality and Credit Risk Management
•	Liquidity and Capital Resources
•	Forward-Looking Statements and Business Risks

Challenges

Management has identified certain challenges that may negatively impact the Company’s revenues in the future and is attempting to position the Company to best respond to those challenges.

•
Short-term interest rates have increased significantly since September of 2004 while longer term rates (10 to 20 years) are relatively unchanged since 2004.  This movement in short-term rates has caused the yield curve to be flatter or slightly inverted since June 30, 2006.  Banks have historically earned higher levels of net interest income by investing in intermediate and longer term loans and investments at higher yields and paying lower deposit expense rates on shorter maturity deposits.  If the yield curve remains flat or inverted for the remainder of 2007, the Company’s net interest margin may compress.

•
If interest rates rise, maintaining net interest income revenues presents a challenge to the Company in 2007.  Increases in interest rates may negatively impact the Company’s net interest margin as interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

•
A potential challenge to the Company’s earnings would be poor performance in the Company’s equity portfolio, thereby reducing the historical level of realized security gains.  The Company, on an unconsolidated basis, invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks totaling $22 million as of September 30, 2007.  The Company focuses on stocks that have historically paid dividends that may lessen the negative effects of a bear market.

•
The sub-prime mortgage market has had a negative impact on the financial services industry during 2007.  The Company has minimal direct exposure to subprime or option adjustable rate mortgages in its loan and bond portfolios.  The financial stocks held in the Company's equity portfolio present an indirect exposure to the current problems in the mortgage market.

Index

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,615 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	September 30, 2007		June 30, 2007		Years Ended December 31,
	3 Months Ended	9 Months Ended	3 Months Ended		2006		2005
	Company	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.39%	1.31%	1.33%	1.21%	1.34%	1.28%	1.40%	1.28%

Return on equity	10.69%	9.92%	10.09%	11.54%	9.99%	12.34%	10.57%	12.46%

Net interest margin	3.39%	3.32%	3.31%	3.34%	3.29%	3.31%	3.56%	3.49%

Efficiency ratio	54.02%	53.65%	51.68%	56.52%	52.27%	56.79%	49.09%	57.24%

Capital ratio	13.05%	13.19%	13.19%	8.18%	13.38%	8.23%	13.21%	8.25%

*Latest available data

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.39% and 1.25%, respectively, for the three month periods ending September 30, 2007 and 2006.  The ratio improved in 2007 from the previous year primarily as the result of improving net interest income, trust revenues, and security gains.

•	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company.  The Company’s annualized return on equity ratio is below that of the industry primarily as a result of the higher level of capital the Company maintains for future growth and acquisitions. The Company's return on average equity was 10.69% and 9.36%, respectively for the three month periods ending September 30, 2007 and 2006.

Index

•           Net Interest Margin

The net interest margin for the three months ended September 30, 2007 was 3.39% compared to 3.25% for the three months ended September 30, 2006.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The Company’s net interest margin improved when compared to September 30, 2006 and is in line with the industry average for 2007.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio compares favorably to the industry’s average and was 54.02% and 52.80% for the three months ended September 30, 2007 and 2006, respectively.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2007:

Industry earnings remained strong in the second quarter of 2007, despite an operating environment that was decidedly less favorable than in earlier quarters. A flat yield curve, rising levels of troubled loans, and a weak housing market all made the task of improving earnings more difficult. Insured commercial banks and savings institutions reported $36.7 billion in net income for the quarter, a decline of $1.3 billion (3.4%) from the second quarter of 2006, but $772 million (2.1%) more than they earned in the first quarter of 2007. The decline in earnings compared to a year ago was caused by higher provisions for loan losses, particularly at larger institutions, and by increased noninterest expenses. The impact of these higher costs was partly offset by increased noninterest income and net interest income. For the second consecutive quarter, fewer than half of all insured institutions reported higher quarterly earnings than a year earlier. The average return on assets (ROA) for the second quarter was 1.21%, down from 1.34% in the second quarter of 2006. More than half of all institutions (59%) reported lower ROAs than a year earlier. There were 824 institutions reporting net losses for the quarter, compared to 600 unprofitable institutions a year earlier. This is the largest year-over-year increase in unprofitable institutions since the third quarter of 1996. The increase in unprofitable institutions was greatest among institutions with less than $1 billion in assets, and among institutions with high levels of residential real estate and commercial loan exposures. The proportion of unprofitable institutions, (9.6%) of all insured institutions,was the highest level for a second quarter since 1991. More than half of the unprofitable institutions (52.2%) were less than five years old.

Insured institutions added $11.4 billion in provisions for loan losses to their reserves during the second quarter, the largest quarterly loss provision for the industry since the fourth quarter of 2002. This was $4.9 billion (75.3%) more than they set aside in the second quarter of 2006. At institutions with assets greater than $1 billion, loss provisions absorbed 7.7% of net operating revenue (net interest income plus total noninterest income); a year earlier, provisions siphoned off only 4.5% of revenue. Noninterest expenses were $5.6 billion (6.6%) higher than a year earlier. Spending for salaries and other employee benefits was up by $3.5 billion (9.1%). The greatest positive contribution to earnings came from noninterest income, which grew by $5.6 billion (9.0%). The improvement in noninterest income was led by higher trading revenue (up $1.4 billion, or 28.5%), increased servicing income (up $1.1 billion, or 25.1%), and increased fiduciary income (up $1.0 billion, or 15.8%, at institutions filing Call Reports).

Index

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended September 30, 2007 and 2006:

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

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended September 30,

	2007			2006
ASSETS	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	balance	expense	rate	balance	expense	rate

Interest-earning assets

Loans (1)
Commercial	$79,248	$1,584	8.00%	$70,593	$1,427	8.09%
Agricultural	31,873	688	8.63%	33,813	727	8.60%
Real estate	325,532	5,414	6.65%	305,662	4,979	6.52%
Installment and other	21,973	376	6.84%	23,846	372	6.24%
Total loans (including fees)	$458,626	$8,062	7.03%	$433,914	$7,505	6.92%

Investment securities
Taxable	$202,803	$2,458	4.85%	$218,684	$2,409	4.41%
Tax-exempt (2)	138,165	2,266	6.56%	121,696	1,962	6.45%
Total investment securities	$340,968	$4,724	5.54%	$340,380	$4,371	5.14%

Interest bearing deposits with banks	$767	$8	4.17%	$3,921	$35	3.57%
Federal funds sold	56	2	14.29%	2,853	41	5.75%
Total interest-earning assets	$800,417	$12,796	6.39%	$781,068	$11,952	6.12%

Non-interest-earning assets	42,516			35,605

TOTAL ASSETS	$842,933			$816,673

1 Average loan balances include nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended September 30,

		2007			2006
LIABILITIES AND STOCKHOLDERS' EQUITY	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	balance	expense	rate	balance	expense	rate

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$290,779	$1,762	2.42%	$307,788	$2,165	2.81%
Time deposits < $100,000	178,839	2,037	4.56%	182,885	1,837	4.02%
Time deposits> $100,000	114,533	1,434	5.01%	95,887	1,109	4.63%
Total deposits	$584,151	$5,233	3.58%	$586,560	$5,111	3.49%
Other borrowed funds	67,904	789	4.65%	42,953	498	4.64%
Total interest-bearing liabilities	$652,055	$6,022	3.69%	$629,513	$5,609	3.56%

Non-interest-bearing liabilities
Demand deposits	$73,338			$71,010
Other liabilities	7,539			7,345

Stockholders' equity	$110,001			$108,805

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$842,933			$816,673

Net interest: income / margin		$6,774	3.39%		$6,343	3.25%

Spread Analysis
Interest income/average assets	$12,796	6.07%		$11,952	5.85%
Interest expense/average assets	6,022	2.86%		5,609	2.75%
Net interest income/average assets	6,774	3.21%		6,343	3.11%

Index

Net Interest Income

For the three months ended September 30, 2007 and 2006, the Company's net interest margin adjusted for tax exempt income was 3.39% and 3.25%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2007 and September 30, 2006 totaled $5,981,000 and $5,656,000, respectively.

For the quarter ended September 30, 2007, net interest income increased $325,000 or 6% when compared to the same period in 2006.  Interest income increased $738,000 or 7% over that same time frame.  The increase in interest income was primarily attributable to improved loan and investment yields and volume.

Interest expense increased $414,000 or 7% for the quarter ended September 30, 2007 when compared to the same period in 2006. The higher interest expense for the quarter is primarily attributable to a higher volume and rate on interest bearing liabilities as market interest rates increased from one year ago.

Provision for Loan Losses

The Company’s credit for loan losses for the three months ended September 30, 2007 was $264,000 compared to a provision of $46,000 during the same period last year.

Non-interest Income and Expense

Non-interest income for this quarter increased $417,000, or 27%, as the result of higher trust department income and increased net securities gains on the Company’s investment portfolio.

Non-interest expense was 13% higher in the third quarter of 2007 as the result of a $233,000 provision expense to increase the reserve for off balance sheet liabilities and the initial costs of employee salaries and benefits associated with the opening of First National Bank’s Ankeny office.  No losses have occurred during the quarter relating to off balance sheet liabilities.  The efficiency ratio for the three months ended September 30, 2007 and 2006 was 54.02% and 52.80%, respectively.

Income Taxes

The provision for income taxes for September 30, 2007 and September 30, 2006 was $990,000 and $820,000, respectively. This amount represents an effective tax rate of 25% for the three months ended September 30, 2007 versus 24% for the same quarter in 2006.  The Company's marginal federal tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Index

Income Statement Review for Nine Months Ended September 30, 2007

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2007 and 2006:

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

ASSETS
(dollars in thousands)
	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Nine Months Ended September 30,
		2007			2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate

Loans (1)
Commercial	$77,569	$4,643	7.98%	$70,619	$4,031	7.61%
Agricultural	32,079	2,047	8.51%	33,345	2,058	8.23%
Real estate	317,712	15,676	6.58%	307,917	14,661	6.35%
Installment and other	22,746	1,134	6.65%	28,719	1,314	6.10%
Total loans (including fees)	$450,106	$23,500	6.96%	$440,600	$22,064	6.68%

Investment securities
Taxable	$208,004	$7,365	4.72%	$211,711	$6,750	4.25%
Tax-exempt (2)	136,721	6,706	6.54%	122,100	5,853	6.39%
Total investment securities	$344,725	$14,071	8.16%	$333,811	$12,603	5.03%

Interest bearing deposits with banks	$942	$33	4.67%	$4,534	$108	3.18%
Federal funds sold	4,762	$182	5.10%	3,672	145	5.27%
Total interest-earning assets	$800,535	$37,786	6.29%	$782,617	$34,920	5.95%

Total noninterest-earning assets	$44,071			$33,738

TOTAL ASSETS	$844,606			$816,355

1 Average loan balance include nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of  35%.

Index

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Nine Months Ended September 30,
		2007			2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$311,610	$6,078	2.60%	$316,359	$6,144	2.59%
Time deposits < $100,000	180,233	5,967	4.41%	181,984	5,158	3.78%
Time deposits> $100,000	107,932	3,997	4.94%	98,794	3,214	4.34%
Total deposits	$599,775	$16,042	3.57%	$597,137	$14,516	3.24%
Other borrowed funds	53,214	1,804	4.52%	34,911	1,097	4.19%
Total interest-bearing liabilities	$652,989	$17,846	3.64%	$632,048	$15,613	3.29%

Noninterest-bearing liabilities
Demand deposits	$72,417			$69,520
Other liabilities	7,814			6,027

Stockholders' equity	$111,386			$108,760

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$844,606			$816,355

Net interest income / margin		$19,940	3.32%		$19,307	3.29%

Spread Analysis
Interest income/average assets		$37,786	5.97%		$34,920	5.70%
Interest expense/average assets		17,846	2.82%		15,613	2.55%
Net interest income/average assets		19,940	3.15%		19,307	3.15%

Index

Net Interest Income

For the nine months ended September 30, 2007 and 2006, the Company's net interest margin adjusted for tax exempt income was 3.32% and 3.29%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2007 compared to the same period in 2006 was $334,000 higher and totaled $17,593,000 and $17,259,000, respectively.

For the nine months ended September 30, 2007, interest income increased $2,567,000 or 8% when compared to the same period in 2006.  The increase was primarily attributable to higher loan and investment yields and volumes than the nine months ended September 30, 2006.

Interest expense increased $2,233,000 or 14% for the nine months ended September 30, 2007 when compared to the same period in 2006.  The higher interest expense for the period is attributable to a higher average rates and increased volumes of deposits and other borrowings as short term market interest rates have increased in comparison to the same period in 2006.

Provision for Loan Losses

The Company’s recorded a credit for loan losses for the first three quarters of this year of $111,000 compared to a credit of $227,000 for the nine months ended September 30, 2006.  Net loan recoveries of $242,000 were realized in the nine months ended September 30, 2007 and compare to net charge-offs of $35,000 for the nine months ended September 30, 2006.

Non-interest Income and Expense

Non-interest income increased $704,000, or 14% during the nine months ended September 30, 2007 compared to the same period in 2006 as the result of higher trust department income and increased net securities gains on the Company’s investment portfolio.  Trust revenues had a one-time increase of approximately $275,000 in the second quarter of 2007.

Non-interest expense increased $864,000 or 7% for the first nine months of 2007 compared to the same period in 2006 primarily as the result of the initial costs of employee salaries and benefits associated with the opening of First National Bank’s Ankeny office and the provision of $233,000 to provide additional reserves for off balance sheet commitments, primarily unfunded lines of credit on loans.  No losses have occurred in 2007 relating to off balance sheet liabilities.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2007 and 2006 was $2,651,000 and $2,658,000, respectively. These amounts represent an effective tax rate of 24% for both periods.  The Company's marginal federal tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

As of September 30, 2007, total assets were $851,293,000, a $12,440,000 increase compared to December 31, 2006.  The most significant balance sheet changes since December 31, 2006 were investments and federal funds sold being reinvested in the loan portfolio.

Index

Investment Portfolio

The investment portfolio totaled $341,090,000 as of September 30, 2007, 4% lower than the December 31, 2006 balance of $354,572,000.

Loan Portfolio

Loan volume grew $28,741,000, or 7%, during the first nine months as net loans totaled $457,864,000 as of September 30, 2007 compared to $429,123,000 as of December 31, 2006.  Loan growth was primarily in the commercial and commercial real estate portfolios.

Deposits

Deposits totaled $650,980,000 as of September 30, 2007, a 4% decrease totaling $29,377,000 from December 31, 2006.  Demand, interest checking (NOW), and savings and money market balances were down 8% to 9% from year end.  Deposit balances were down 1% from September 30, 2006.

Other Borrowed Funds

Other borrowed funds as of September 30, 2007 totaled $81,594,000 compared to the December 31, 2006 total of $38,198,000.  This increase was primarily the result of additional federal funds purchased and repurchase agreements reflected in long-term borrowings with maturities ranging from two through five years.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on September 30, 2007 totaled $457,864,000 compared to $429,123,000 as of December 31, 2006.  Net loans comprise 54% of total assets as of September 30, 2007.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of impaired loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 0.35% is below that of the Company’s peer group of 416 bank holding companies with assets of $500 million to $1 billion as of June 30, 2007 of 0.72%.

Impaired loans totaled $2,982,000 as of September 30, 2007 compared to $1,049,000 as of December 31, 2006. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impaired loans generally include loans accounted for on a non-accrual basis, accruing loans which are contractually past due 90 days or more as to principal or interest payments, and any restructured loans.  As of September 30, 2007, non-accrual loans totaled $2,539,000, loans past due 90 days still accruing totaled $443,000 and there were no restructured loans outstanding.  Other real estate owned totaled $2,846,000 as of September 30, 2007 and $2,808,000 as of December 31, 2006.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2007 and December 31, 2006 was 1.33% and 1.50%, respectively. The allowance for loan and lease losses totaled $6,181,000 and $6,533,000 as of September 30, 2007 and December 31, 2006, respectively.  Net loan charge-offs for the most recent quarter end totaled $245,000 compared to net charge-offs of loans of $11,000 for the three month period ended September 30, 2006.

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

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include federal funds purchased lines, securities sold under agreements to repurchase (repurchase agreements), Federal Home Loan Bank (FHLB) advances and other capital market sources.

As of September 30, 2007, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review the Company’s Current Liquidity Sources
•	Review of the Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for September 30, 2007 and December 31, 2006 totaled $26,316,000 and $31,154,000, respectively.  Federal funds sold being used to fund loan growth is the primary reason for the lower liquidity levels as of September 30, 2007.

Other sources of liquidity available to the Banks as of September 30, 2007 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $46,840,000 and federal funds borrowing capacity at correspondent banks of $99,500,000.  The Company had federal funds purchased of $15,900,000, daily repurchase agreements totaling $39,332,000, other short term borrowing of $3,362,000, term repurchase agreements totaling $20,000,000 and FHLB advances of $3,000,000 as of September 30, 2007.

Index

Total investments as of September 30, 2007 were $341,090,000 compared to $354,572,000 as of year-end 2006.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of September 30, 2007.

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

Review of Statements of Cash Flows

Operating cash flows for September 30, 2007 and 2006 totaled $7,280,000 and $8,162,000, respectively.  The primary variance in operating cash flows for the first nine months of 2007 compared to the same period one year ago relates to a lower source of funds as a result of subtracting security gains and the use of cash to fund loans held for sale.  The variance in operating cash flows relating accrued income receivable and accrued expenses largely offset each other in comparing the two year operating results.

Net cash used in investing activities through September 30, 2007 was $4,712,000 compared to a source of funds from investing of $1,748,000 for nine month period ending September 30, 2006.  Additional growth in the loan portfolio was the most significant use of cash for investing in the first nine months of 2007 as investments and federal funds sold were the source of cash utilized to fund the loan growth.

Net cash provided by financing activities for September 30, 2007 totaled $6,577,000 compared to a use of cash of $9,987,000 for the nine month period in 2006.  A higher level of federal funds purchased and other borrowings were the largest use of financing cash flows for the nine months ended September 30, 2007.   A decrease in deposits partially offset by higher federal funds purchased and repurchase agreements was the most significant factor in 2006.  As of September 30, 2007, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the nine months ended September 30, 2007, dividends paid by the Banks to the Company amounted to $6,633,000 compared to $6,551,000 for the same period in 2006.  In 2006, dividends paid by the Banks to the Company amounted to $8,734,000 through December 31, 2006 compared to $8,634,000 for the year ended December 31, 2005. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $35,529,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flows needs as of September 30, 2007 that is a concern to management.

Index

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2007 totaled $111,618,000 and was 1% lower than the $112,923,000 recorded as of December 31, 2006.  At September 30, 2007 and December 31, 2006, stockholders’ equity as a percentage of total assets was 13.11% and 13.46%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of September 30, 2007.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2007.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company’s internal controls over financial reporting.

Index

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

Not applicable

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

AMES NATIONAL CORPORATION

DATE: November 8, 2007	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, President
Principal Executive Officer

	By:	/s/ John P. Nelson

John P. Nelson, Vice President
Principal Financial Officer