Form 10-K
period 2007-12-31
AMES NATIONAL CORP
filed 2008-03-17
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007.	Commission File Number 0-32637.

AMES NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 FIFTH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer, and a smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒

As of June 30, 2007, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $190,747,798.  Shares of common stock beneficially owned by each executive officer and director of the Company and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock on February 29, 2008, was 9,429,580.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on March 19, 2008, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended.  The Company owns 100% of the stock of five banking subsidiaries consisting of two national banks and three state-chartered banks, as described below.  All of the Company’s operations are conducted in the State of Iowa and primarily within the central Iowa counties of Boone, Marshall, Polk and Story where the Company’s banking subsidiaries are located.  The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries.  The principal executive offices of the Company are located at 405 Fifth Street, Ames, Iowa 50010 and its telephone number is (515) 232-6251.

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

Banking Subsidiaries

First National Bank, Ames, Iowa.  First National is a nationally-chartered, commercial bank insured by the Federal Deposit Insurance Corporation (the “FDIC”).  It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company.  First National provides full-service banking to businesses and residents within the Ames community and surrounding area. It provides a variety of products and services designed to meet the needs of the market it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships. First National conducts business out of three full-service offices and one super market location, all located in the city of Ames and a new full-service office built in Ankeny, Iowa that opened in April of 2007.

As of December 31, 2007, First National had capital of $41,394,000 and 95 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income of $5,887,000 in 2007, $5,938,000 in 2006 and $6,417,000 in 2005. Total assets as of December 31, 2007, 2006 and 2005 were $466,908,000, $423,517,000 and $413,412,000, respectively.

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

As of December 31, 2007, State Bank had capital of $11,689,000 and 23 full-time equivalent employees. It had net income of $1,352,000 in 2007, $1,310,000 in 2006 and $1,401,000 in 2005. Total assets as of December 31, 2007, 2006 and 2005 were $107,585,000, $114,266,000 and $112,626,000, respectively.

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

As of December 31, 2007, Boone Bank had capital of $12,541,000 and 26 full-time equivalent employees.  It had net income of $1,586,000 in 2007, $1,636,000 in 2006 and $1,849,000 in 2005. Total assets as of December 31, 2007, 2006 and 2005 were $97,574,000, $103,225,000 and $108,780,000, respectively.

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

As of December 31, 2007, Randall-Story Bank had capital of $8,148,000 and 14 full-time equivalent employees.  It had net income of $969,000 in 2007, $902,000 in 2006 and $869,000 in 2005. Total assets as of December 31, 2007, 2006 and 2005 were $72,762,000, $73,777,000 and $70,371,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally-chartered, commercial bank insured by the FDIC. It was newly chartered in June of 2002 and offers a broad range of deposit and loan products, as well as Internet banking and trust services to customers located in the Marshalltown and surrounding Marshall County area.

As of December 31, 2007, United Bank had capital of $8,588,000 and 22 full-time equivalent employees. United Bank had net income of $104,000 in 2007, a loss of in 2006 of $58,000, and net income in 2005 of $124,000.  Total assets as of December 31, 2007, 2006 and 2005 were $106,736,000, $100,511,000 and $94,684,000, respectively.

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

Commercial Real Estate Loans - Commercial real estate loans, including construction and development loans, are normally based on loan to appraisal value ratios of 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination.  Fully amortized monthly repayment terms normally do not exceed twenty years.  Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and construction real estate loans represent approximately 41% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is dependent on weather conditions and government programs.

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

Commercial and Agricultural Term Loans – These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Terms are generally the lesser of five years or the useful life of the asset.  Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan to value is generally 75% of the cost or value of the assets.  Loans are normally guaranteed by the principal(s). Commercial and agricultural operating and term loans represent approximately 24% of the loan portfolio.

Residential First Mortgage Loans – Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods of no longer than seven years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios normally do not exceed 80% without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks’ collateral position. Loans secured by one to four family residential properties represent approximately 22% of the loan portfolio.

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

Consumer Loans – Consumer loans are normally made to consumers under the following guidelines.  Automobiles - loans on new and used automobiles generally will not exceed 80% and 75% of the value, respectively.  Recreational vehicles and boats - 66% of the value.  Mobile home - maximum term on these loans is 180 months with the loan-to-value ratio generally not exceeding 66%.  Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Banks’ collateral position.  Unsecured - The term for unsecured loans generally does not exceed 12 months. Consumer and other loans represent approximately 5% of the loan portfolio.

Employees

At December 31, 2007, the Banks had a total of 180 full-time equivalent employees and the Company had an additional 12 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory.  Unions represent none of the employees.

Market Area

The Company operates five commercial banks with locations in Story, Boone, Polk and Marshall Counties in central Iowa.

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

Randall-Story Bank is located in Story City, Iowa with a population of 3,228.  The major employers are Bethany Manor, American Packaging, Precision Machine and Record Printing.  Located in a major agricultural area, it has a strong presence in this type of lending.  As a full service commercial bank it provides a full line of products and services.

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

As of December 31, 2007, there were 29 FDIC insured institutions having approximately 70 offices or branch offices within Boone, Story, and Marshall County, Iowa where the Banks' offices are primarily located.  First National, State Bank and Randall-Story Bank together have the largest percentage of deposits in Story County and Boone Bank has the highest percentage of deposits in Boone County.

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

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized".  Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of February 28, 2008, neither the Company nor any of the Banks were subject to any regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. Furthermore, as of that same date, each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	45	Named President of First National Bank in 2007. Previously served as Executive Vice President and Senior Vice President of First National Bank.

Kevin G. Deardorff	53	Vice President & Technology Director of the Company.

Leo E. Herrick	66	President of United Bank commencing June, 2002. Previously, employed as Chairman of the Board and President of F&M Bank-Iowa, Marshalltown, Iowa.

Daniel L. Krieger	71
Chairman of the Company since 2003 and President of Company from 1997 to 2007. Previously served as President of First National. Also serves as a Director of the Company, Chairman of the Board and Trust Officer of First National and Chairman of the Board of Boone Bank and United Bank.

Stephen C. McGill	53	President of State Bank since 2003. Previously served as Senior Vice President of State Bank. Director of State Bank & Trust Co.

John P. Nelson	41	Vice President, Secretary and Treasurer of Company. Also serves as Director of Randall-Story Bank.

Thomas H. Pohlman	57
Named President of the Company in 2007.  Previously served as Chief Operating Officer of the Company in 2006 and President of First National from 1999 to 2007. Director of the Company and First National Bank & State Bank & Trust Co,

Jeffrey K. Putzier	46	President of Boone Bank since 1999. Director of Boone Bank & Trust Co.

Harold E. Thompson	62	President of Randall Story Bank since 2003. Previously served as Executive Vice President of Randall-Story State Bank. Director of Randall-Story State Bank.

Terrill L. Wycoff	64	Executive Vice President of First National since 2000. Director of First National Bank.

ITEM 1A. RISK FACTORS

Set forth below is a description of risk factors related to the Company’s business, provided to enable investors to assess, and be appropriately apprised of, certain risks and uncertainties the Company faces in conducting its business.  An investor should carefully consider the risks described below and elsewhere in this Report, which could materially and adversely affect the Company’s business, results of operations or financial condition.  The risks and uncertainties discussed below are also applicable to forward-looking statements contained in this Report and in other reports filed by the Company with the Securities and Exchange Commission.  Given these risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements.

General Business, Economic and Political Conditions.

The Company’s earnings are affected by general business, economic and political conditions.  For example, a depressed economic environment increases the likelihood of lower employment levels and recession, which could adversely affect Company earnings.  General business and economic conditions that could affect the Company include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets and the strength of the national and local economies in which the Company operates.  Political conditions can also affect the Company’s earnings through the introduction of new regulatory schemes and changes in tax laws.

Rising Interest Rates

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

Equity Prices

A substandard performance in the Company’s equity portfolio could lead to a reduction in the historical level of realized security gains, thereby negatively impacting the Company’s earnings.  The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial stocks with an estimated fair market value of approximately $10 million as of December 31, 2007.  The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has not received any written comments from the staff of the SEC regarding its periodic or current reports filed in 2007 under the Exchange Act.

ITEM 2.  PROPERTIES

The Company's office is housed in the main office of First National located at 405 Fifth Street, Ames, Iowa and occupies approximately 3,357 square feet. A lease agreement between the Company and First National provides the Company will make available for use by First National an equal amount of interior space at the Company’s building located at 2330 Lincoln Way in lieu of rental payments. The main office is owned by First National consists of approximately 45,000 square feet and includes a drive-through banking facility. In addition to its main office, First National conducts its business through two full-service offices, the University office and the North Grand office, and one super-market location, the Cub Food office. A new full-service office opened in April of 2007 in Ankeny, Iowa and occupies approximately 14,000 square feet. The University office is located in a 16,000 square foot multi-tenant property owned by the Company. A 24-year lease agreement with the Company has been modified in 2002 to provide that an equal amount of interior space will be made available to the Company at First National’s main office at 405 Fifth Street in lieu of rental payments. First National will continue to rent the drive-up facilities of approximately 1,850 square feet at this location for $1,200 per month. The Cub Foods office is leased by First National under a 20 year lease with a five year initial term and three, five year renewal options. The current annual rental payment is $21,000. All of the properties owned by the Company and First National are free of any mortgages.

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

United Bank conducts its business from its main office located at 2101 South Center Street, Marshalltown, Iowa.  The 5,200 square foot premise was constructed in 2002.  In 2005, United Bank purchased an office location at 29 S. Center Street in Marshalltown that is 1,972 square feet. In 2007, United Bank purchased a commercial building located at 10 Westwood Drive, in Marshalltown that is 2,304 square feet for future expansion. All properties are owned by United Bank free of any mortgage.

The property the Company owns is located at 2330 Lincoln Way, Ames, Iowa consisting of a multi tenant building of approximately 16,000 square feet.  First National leases 5,422 square feet of this building to serve as its University Office.  4,131 square feet of the remaining space is currently leased to five tenants who occupy the space for business purposes; the remaining 3,536 square feet of rentable space is currently unoccupied.  The Company owns a real estate property adjacent to 2330 Lincoln Way at 2318 Lincoln Way which consists of a single story commercial building with 2,400 square feet of leased space that is currently leased by one tenant for business purposes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 29, 2008, the Company had approximately 561 shareholders of record and an estimated 946 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts.  The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”.  Trading in the Company’s common stock is, however, relatively limited.

Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

2007			2006

Market Price			Market Price

Quarter	High	Low	Quarter	High	Low
1st	$22.44	$20.56	1st	$28.57	$22.85
2nd	$23.19	$21.00	2nd	$26.00	$19.75
3rd	$21.70	$19.06	3rd	$22.75	$21.41
4th	$21.75	$17.64	4th	$22.69	$19.82

The Company declared aggregate annual cash dividends in 2007 and 2006 of $10,183,000 and $9,801,000, respectively, or $1.08 per share in 2007 and $1.04 per share in 2006.  In February 2008, the Company declared an aggregate cash dividend of $2,640,000 or $.28 per share.  Quarterly dividends declared during the last two years were as follows:

	2007	2006

Quarter	Cash dividends declared per share	Cash dividends declared per share

1st	$0.27	$0.26
2nd	0.27	0.26
3rd	0.27	0.26
4th	0.27	0.26

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

The Board of Directors of the Company approved a stock repurchase program on November 14, 2007.  The Company has a strong capital position and this program provides an opportunity to repurchase Company stock on the open market when it is deemed to be favorably priced for repurchase.  The program authorizes the repurchase of up to 100,000 shares during the calendar year 2008, or approximately 1% of 9,429,580 shares of common stock presently outstanding.  The repurchases will be made in open market transactions at the discretion of management using Company cash.  The timing and actual number of shares purchased will depend on a variety of factors such as price, the Company’s liquidity position and other market conditions.  The program may be limited or discontinued at any time without notice.  The Company did not repurchase any shares in 2007.

The following performance graph provides information regarding cumulative, five-year total return on an indexed basis of the Company's Common Stock as compared with the NASDAQ Composite Index, the SNL Midwest OTC Bulletin Board Bank Index (“Midwest OTC Bank Index”) and the SNL NASDAQ Bank Index prepared by SNL Financial L.C. of Charlottesville, Virginia. The Midwest OTC Bank Index reflects the performance of 140 bank holding companies operating principally in the Midwest as selected by SNL Financial. The SNL NASDAQ Bank Index is comprised of 363 bank and bank holding companies listed on the NASDAQ market throughout the United States. The indexes assume the investment of $100 on December 31, 2002 in the Common Stock, the NASDAQ Composite Index, Midwest OTC Bank Index and the NASDAQ Bank Index with all dividends reinvested. The Company’s stock price performance shown in the following graph is not indicative of future stock price performance.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Ames National Corporation	100.00	129.84	186.07	183.66	157.00	153.47
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL NASDAQ Bank	100.00	129.08	147.94	143.43	161.02	126.42
Midwest OTC Bank Index	100.00	126.23	150.40	156.59	164.90	160.97

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2003 through 2007 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Year Ended December 31
(dollars in thousands, except per share amounts)	2007	2006	2005	2004	2003

STATEMENT OF INCOME DATA
Interest income	$47,562	$44,296	$41,306	$37,354	$35,314
Interest expense	23,537	21,306	15,933	10,564	10,339
Net interest income	24,025	22,990	25,373	26,790	24,975
Provision (credit) for loan losses	(94)	(183)	331	479	645
Net interest income after provision (credit) for
loan losses	24,119	23,173	25,042	26,311	24,330
Noninterest income	7,208	6,674	5,613	5,269	6,435
Noninterest expense	16,776	15,504	15,210	14,935	14,819
Income before provision for income tax	14,551	14,343	15,445	16,645	15,946
Provision for income tax	3,542	3,399	3,836	4,255	4,321
Net Income	$11,009	$10,944	$11,609	$12,390	$11,625

	2007	2006	2005	2004	2003
DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$10,183	$9,801	$9,417	$7,590	$7,142
Cash dividends declared per share	$1.08	$1.04	$1.00	$0.81	$0.76
Basic and diluted earnings per share	$1.17	$1.16	$1.23	$1.32	$1.24
Weighted average shares outstanding	9,427,503	9,422,402	9,415,599	9,405,705	9,393,672

BALANCE SHEET DATA
Total assets	$861,591	$838,853	$819,384	$839,753	$752,786
Net loans	463,651	429,123	440,318	411,639	355,533
Deposits	690,119	680,356	668,342	658,176	619,549
Stockholders' equity	110,021	112,923	109,227	110,924	107,325
Equity to assets ratio	12.77%	13.46%	13.33%	13.21%	14.26%

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$11,009	$10,944	$11,609	$12,390	$11,625
Average assets	843,788	818,450	831,198	793,076	726,945
Average stockholders' equity	111,371	109,508	109,802	108,004	104,141

Return on assets (net income divided by average assets)	1.30%	1.34%	1.40%	1.56%	1.60%
Return on equity (net income divided by average equity)	9.89%	9.99%	10.57%	11.47%	11.16%
Net interest margin (net interest income divided by average earning assets)	3.39%	3.29%	3.56%	3.97%	4.02%

Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	53.71%	52.27%	49.09%	46.59%	47.18%

Dividend payout ratio (dividends per share divided by net income per share)	92.31%	89.66%	81.30%	61.27%	61.46%
Dividend yield (dividends per share divided by closing year-end market price)	5.54%	4.95%	3.89%	3.01%	3.91%
Equity to assets ratio (average equity divided by average assets)	13.20%	13.38%	13.21%	13.62%	14.33%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company does not engage in any material business activities apart from its ownership of the Banks and managing its own bond and equity portfolio.  Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker dealer.  The Company employs twelve individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems and the coordination of management activities, in addition to 180 full-time equivalent individuals employed by the Banks.

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

The Company reported net income of $11,009,000 for the year ended December 31, 2007 compared to $10,944,000 and $11,609,000 reported for the years ended December 31, 2006 and 2005, respectively. This represents a increase of 0.6% when comparing 2007 to 2006 with net interest income improving 4% but nearly offset by higher non-interest expense associated with opening the Ankeny office of First National. The decline in net income in 2006 from 2005 of 6% was primarily the result of lower net interest income which, in turn, resulted from higher market interest rates that caused deposit interest expense to increase more quickly than interest income on earning assets.  Earnings per share for 2007 were $1.17 compared to $1.16 in 2006 and $1.23 in 2005.  All of the Company’s five Banks had profitable operations during 2007.

The Company’s return on average equity for 2007 was 9.89% compared to 9.99% and 10.57% in 2006 and 2005, respectively, and the return on average assets for 2007 was 1.30% compared to 1.34% in 2006 and 1.40% in 2005.  A higher level of average equity and average assets in 2007 compared to 2006 caused both the return on average equity and return on average assets to decline in 2007 compared to the previous year.   Lower net interest income was the primary contributor to the lower the return on average equity and return on average assets in 2006 compared to 2005.

The following discussion will provide a summary review of important items relating to:

•	Challenges
•	Key Performance Indicators
•	Industry Results
•	Income Statement Review
•	Balance Sheet Review
•	Asset Quality Review and Credit Risk Management
•	Liquidity and Capital Resources
•	Interest Rate Risk
•	Inflation
•	Forward-Looking Statements

Challenges

Management has identified certain challenges that may negatively impact the Company’s revenues and profitability in the future and is attempting to position the Company to best respond to those challenges.

•
Banks have historically earned higher levels of net interest income by investing in longer term loans and securities at higher yields and paying lower deposit expense rates on shorter maturity deposits.  However, the difference between the yields on short term and long term investments was very low for much of 2006 and 2007, making it more difficult to manage net interest margins. If the yield curve was to flatten or invert in 2008, the Company’s net interest margin may compress and net interest income may be negatively impacted.  Historically, management has been able to position the Company’s assets and liabilities to earn a satisfactory net interest margin during periods when the yield curve is flat or inverted by appropriately managing credit spreads on loans and maintaining adequate liquidity to provide flexibility in an effort to hold down funding costs.  Management would seek to follow a similar approach in dealing with this challenge in 2008.

•
While interest rates declined in the latter part of 2007 and may continue to decline during 2008, interest rates may eventually increase and may present a challenge to the Company.  Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

•
A substandard performance in the Company’s equity portfolio could lead to a reduction in the historical level of realized security gains, thereby negatively impacting the Company’s earnings.  The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks with an estimated fair market value of approximately $10 million as of December 31, 2007.  The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.  However, this strategy did not prove successful in 2007 as problems in the residential mortgage industry caused a significant decline in the market value of the Company’s financial stocks.  The Company had $9 million in money market account balances (at the holding company level on an unconsolidated basis) as of December 31, 2007 as a result of fourth quarter 2007 stock sales to divest of several stocks in the portfolio.  Those proceeds will be reinvested in 2008 as suitable investments are identified.  Unrealized gains in the Company’s equity portfolio totaled $3.3 million as of December 31, 2007 after recognizing realized gains of $1.4 in the portfolio during the year.  This compares to unrealized gains of $9.5 million (at the holding company level on an unconsolidated basis) as of December 31, 2006 after recognizing realized gains of $1.1 million during 2006.

•
The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2007 and contributed to the Company’s increased level of non-performing loans.  Presently, the Company has $2.6 million in impaired loans with two Des Moines development companies with specific reserves totaling $89,000; however, $402,000 was charged-off in the fourth quarter of 2007 relating to one of these borrowers.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,533 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Year Ended December 31,
	2007		2006		2005

	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.30%	0.86%	1.34%	1.28%	1.40%	1.28%

Return on equity	9.89%	8.17%	9.99%	12.34%	10.57%	12.46%

Net interest margin	3.39%	3.29%	3.29%	3.31%	3.56%	3.49%

Efficiency ratio	53.71%	59.37%	52.27%	56.79%	49.09%	57.24%

Capital ratio	13.20%	7.98%	13.38%	8.23%	13.21%	8.25%

Key performance indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company’s return on assets ratio is in line with that of the industry; however, this ratio has declined in 2007 as compared to 2006 and 2005 as the result of a higher level of average assets.

•	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company.  The Company’s return on equity ratio is below that of the industry primarily as a result the higher level of capital the Company maintains for future growth and acquisitions.

•	Net Interest Margin

This ratio is calculated by dividing net interest income by average earning assets.  Earning assets consist primarily of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings.  The Company’s net interest margin is in line with peer bank averages and has improved since 2006 as a result of higher volume and yields on loans and investments.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio compares favorably to the industry average but is higher than in 2006 primarily as a result of the initial non-interest expenses incurred by the opening of First National’s Ankeny office.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2007:

Quarterly Net Income Declines to a 16-Year Low

Record-high loan-loss provisions, record losses in trading activities and goodwill impairment expenses combined to dramatically reduce earnings at a number of FDIC-insured institutions in the fourth quarter of 2007. Fourth-quarter net income of $5.8 billion was the lowest amount reported by the industry since the fourth quarter of 1991, when earnings totaled $3.2 billion. It was $29.4 billion (83.5%) less than insured institutions earned in the fourth quarter of 2006. The average return on assets (ROA) in the quarter was 0.18%, down from 1.20% a year earlier. This is the lowest quarterly ROA since the fourth quarter of 1990, when it was a negative 0.19%. Insured institutions set aside a record $31.3 billion in provisions for loan losses in the fourth quarter, more than three times the $9.8 billion they set aside in the fourth quarter of 2006. Trading losses totaled $10.6 billion, marking the first time that the industry has posted a quarterly net trading loss. In the fourth quarter of 2006, the industry had trading revenue of $4.0 billion. Expenses for goodwill and other intangibles totaled $7.4 billion, compared to $1.6 billion a year earlier. Against these negative factors, net interest income remained one of the few positive elements in industry performance. Net interest income for the fourth quarter totaled $92.0 billion, an 11.8-percent ($9.7-billion) year-over-year increase.

Net Charge-Off Rate Rises to Five-Year High

Net charge-offs registered a sharp increase in the fourth quarter, rising to $16.2 billion, compared to $8.5 billion in the fourth quarter of 2006. The annualized net charge-off rate in the fourth quarter was 0.83%, the highest since the fourth quarter of 2002. Net charge-offs were up year-over-year in all major loan categories except loans to the farm sector (agricultural production loans and real estate loans secured by farmland). Net charge-offs of loans to commercial and industrial (C&I) borrowers were $1.6 billion (104.5%) higher than in the fourth quarter of 2006. Net charge-offs of residential mortgage loans were up by $1.3 billion (144.2%), and charge-offs of home equity lines of credit were $1.0 billion (378.4%) higher. Credit card charge-offs were up by $1.0 billion (33.0%), and charge-offs of other loans to individuals increased by $1.1 billion (58.4%).

Growth in Noncurrent Loans Accelerates

Despite the heightened level of charge-offs, the rising trend in noncurrent loans that began in mid-2006 continued to gain momentum in the fourth quarter. Total noncurrent loans — loans 90 days or more past due or in nonaccrual status — rose by $26.9 billion (32.5%) in the last three months of 2007. This is the largest percentage increase in a single quarter in the 24 years for which noncurrent loan data are available. Eight institutions accounted for half of the total increase in noncurrent loans in the fourth quarter, but noncurrent loans were up at half of all insured institutions. The percentage of loans that were noncurrent at year-end was 1.39%, the highest level since the third quarter of 2002. The fourth-quarter increase in noncurrent loans was led by noncurrent residential mortgage loans, which grew by $11.1 billion (31.7%). The percentage of residential mortgage loans that were noncurrent rose from 1.57% to 2.06% during the quarter and is now at the highest level in the 17 years that noncurrent mortgage data have been reported. Noncurrent real estate construction and development loans increased by $8.4 billion (73.2%), noncurrent credit card loans rose by $1.9 billion (26.0%), noncurrent home equity loans were up by $1.6 billion (43.1%), and noncurrent other loans to individuals increased by $1.2 billion (26.6%). Only the farm loan categories registered declines in noncurrent amounts.

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

In December of 2006, the Office of the Comptroller of the Currency and other federal banking regulatory agencies issued an inter-agency policy statement to provide guidance to boards of directors and management concerning the process for reviewing and determining the allowance for loan losses and to ensure consistency of that process with generally accepted accounting principles.  In response, the Company amended its Loan Policy in November of 2007 to implement the guidance contained in the policy statement.  Under the amended Loan Policy, the judgments utilized by management in establishing specific reserves for problem credits have now become more influenced by the lack of payment performance and net collateral shortfalls in the event of collateral liquidation.  Previously, the Loan Policy had focused more on general weaknesses that resulted in loans being adversely classified by federal banking regulatory agencies and establishing specific reserves in line with historic regulatory accepted levels, which typically lead to higher levels of specific reserves for such credits.  As a result of implementing the guidance contained in the amended Loan Policy, specific reserves as of December 31, 2007 declined when compared to specific reserves as of December 31, 2006; however, the effect of the implementation on the overall allowance for loan losses was not significant.  For further discussion concerning the allowance for loan losses and the process of establishing specific reserves, see the section of this Report entitled Asset Quality Review and Credit Risk Management – Analysis of the Allowance for Loan Losses.

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

ASSETS
	2007			2006			2005

	Average			Average			Average
(dollars in thousands)	balance	Revenue	Yield	balance	Revenue	Yield	balance	Revenue	Yield
Interest-earning assets
Loans 1
Commercial	$78,241	$6,201	7.93%	$70,581	$5,490	7.78%	$66,581	$4,286	6.44%
Agricultural	31,964	2,696	8.43%	33,054	2,758	8.34%	29,772	2,143	7.20%
Real estate	321,225	21,209	6.60%	306,991	19,655	6.40%	310,438	18,912	6.09%
Consumer and other	22,658	1,523	6.72%	27,540	1,691	6.14%	29,206	1,638	5.61%
Total loans (including fees)	$454,088	$31,629	6.97%	$438,166	$29,594	6.75%	$435,997	$26,979	6.19%

Investment securities
Taxable	$205,203	$9,858	4.80%	$212,897	$9,195	4.32%	$216,785	$8,823	4.07%
Tax-exempt 2	137,109	8,930	6.51%	123,427	7,913	6.41%	126,323	8,006	6.34%
Total investment securities	$342,312	$18,788	5.49%	$336,324	$17,108	5.09%	$343,108	$16,829	4.90%

Interest bearing deposits with banks	$864	$37	4.28%	$4,114	$139	3.38%	$7,037	$169	2.40%
Federal funds sold	4,630	233	5.03%	4,229	224	5.30%	4,833	131	2.71%
Total interest-earning assets	$801,894	$50,687	6.32%	$782,833	$47,065	6.01%	$790,975	$44,108	5.58%

Noninterest-earning assets
Cash and due from banks	$18,086			$17,056			$22,885
Premises and equipment, net	13,618			11,005			9,229
Other, less allowance for loan losses	10,190			7,556			8,109
Total noninterest-earning assets	$41,894			$35,617			$40,223

TOTAL ASSETS	$843,788			$818,450			$831,198

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Average Balances and Interest Rates(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2007			2006			2005

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	balance	expense	rate	balance	expense	rate	balance	expense	rate
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$309,787	$7,734	2.50%	$314,567	$8,250	2.62%	$323,334	$5,757	1.78%
Time deposits < $100,000	179,740	7,996	4.45%	182,241	7,071	3.88%	173,966	5,530	3.18%
Time deposits > $100,000	107,600	5,325	4.95%	99,123	4,422	4.46%	90,687	3,095	3.41%
Total deposits	$597,127	$21,055	3.53%	$595,931	$19,743	3.31%	$587,987	$14,382	2.45%
Other borrowed funds	57,047	2,482	4.35%	36,388	1,563	4.30%	56,443	1,551	2.75%
Total Interest-bearing liabilities	$654,174	$23,537	3.60%	$632,319	$21,306	3.37%	$644,430	$15,933	2.47%

Noninterest-bearing liabilities
Demand deposits	$70,459			$70,095			$69,577
Other liabilities	7,784			6,528			7,389

Stockholders' equity	$111,371			$109,508			$109,802

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$843,788			$818,450			$831,198

Net interest income		$27,150	3.39%		$25,759	3.29%		$28,177	3.56%
Spread Analysis
Interest income/average assets		$50,687	6.01%		$47,065	5.75%		$44,108	5.31%
Interest expense/average assets		23,537	2.79%		21,306	2.60%		15,931	1.92%
Net interest income/average assets		27,150	3.22%		25,759	3.15%		28,177	3.39%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate.  For example, commercial loan interest income increased $711,000 in 2007 compared to 2006.  An increased volume of commercial loans added $604,000 in income in 2007 and higher interest rates increased interest income in 2007 by $107,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

(dollars in thousands)	2007 Compared to 2006			2006 Compared to 2005

	Volume	Rate	Total 1	Volume	Rate	Total
Interest income
Loans
Commercial	$604	$107	$711	$270	$934	$1,204
Agricultural	(92)	30	(62)	253	362	615
Real estate	928	626	1,554	(212)	955	743
Consumer and other	(318)	150	(168)	(97)	150	53
Total loans (including fees)	$1,122	$913	$2,035	$214	$2,401	$2,615

Investment securities
Taxable	$(339)	$1,002	$663	$(161)	$533	$372
Tax-exempt	891	126	1,017	(182)	89	(93)
Total investment securities	$552	$1,128	$1,680	$(343)	$622	279

Interest bearing deposits with banks	(154)	53	(101)	$(84)	$53	$(31)
Federal funds sold	21	(13)	8	(18)	112	94
Total Interest-earning assets	$1,541	$2,081	$3,622	$(231)	$3,188	$2,957

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$(156)	$(360)	$(516)	$(160)	$2,653	$2,493
Time deposits < $100,000	(98)	1,023	925	274	1,267	1,541
Time deposits > $100,000	395	508	903	308	1,020	1,328
Total deposits	$141	$1,171	$1,312	$422	$4,940	$5,362
Other borrowed funds	901	18	919	(672)	683	11
Total Interest-bearing liabilities	$1,042	$1,189	$2,231	$(250)	$5,623	$5,373
Net interest income/earning assets	$499	$892	$1,391	$19	$(2,435)	$(2,416)

1 The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest component contributing to net income is net interest income, which is the difference between interest earned on earning assets (which are primarily loans and investments) and interest paid on interest bearing liabilities (which are primarily deposits accounts and other borrowings).  The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income.  Refer to the tables preceding this paragraph for additional detail.  Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities.  Net interest income divided by average earning assets is referred to as net interest margin.  For the years December 31, 2007, 2006 and 2005, the Company's net interest margin was 3.39%, 3.29% and 3.56%, respectively.

Net interest income during 2007, 2006 and 2005 totaled $24,025,000, $22,990,000 and $25,373,000, respectively, representing a 5% increase in 2007 compared to 2006 and a 9% decrease in 2006 from 2005.  Net interest income improved in 2007 compared to 2006 as the yields and volumes improved on loans and investments.  The decline in net interest income in 2006 compared to 2005 was the result of higher market interest rates causing interest expense to increase more quickly than interest income.

The high level of competition in the local markets and will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s largest market, Ames, Iowa, has ten banks, two thrifts, four credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other communities creating similarly competitive environments.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses.  The Company’s credit for loan losses for the year ending December 31, 2007 was $94,000 compared to a credit for loan losses of $183,000 during the same period last year. A reduction in the specific reserves for problem credits allowed a decrease in the required level of the allowance for loan losses calculated by the Banks for 2007 and 2006.  The decrease in estimated allowance in 2006 created the credit for loan losses compared to the $331,000 of provision expense for loan losses during 2005.  Refer to the Asset Quality and Credit Risk Management discussion for additional details with regard to loan loss provision expense.

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

Noninterest Income and Expense

Total noninterest income is comprised primarily of fee-based revenues from trust and agency services, bank-related service charges on deposit activities, net securities gains generated primarily by the Company’s equity holdings, merchant and ATM fees related to electronic processing of merchant and cash transactions and secondary market income.

Noninterest income during 2007, 2006 and 2005 totaled $7,208,000, $6,674,000 and $5,613,000, respectively, representing an 8% increase in 2007 from 2006 and a 19% increase in 2006 from 2005.  The higher non-interest income in 2007 compared to 2006 related to higher realized gains on the sale of securities and improved trust department income.  The increase in 2006 is primarily the result of a first quarter $471,000 gain on the foreclosure of a commercial real estate property where the fair market value determined by an independent appraisal exceeded the loan carrying amount, an increase in realized gains on the sale of securities in the Company's equity portfolio, and higher trust department income.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds.  Historically, the Company has not had any material expenses relating to discontinued operations, extraordinary losses or adjustments from a change in accounting principles.  Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 60% of noninterest expenses in 2007.

Noninterest expense during 2007, 2006 and 2005 totaled $16,776,000, $15,504,000 and $15,210,000, respectively, representing an 8% increase in 2007 compared to a 2% increase in 2006.  The primary reason for the increase in 2007 was the opening of First National’s Ankeny office in April of 2007.   Lower incentive compensation for senior officers of the Company and Banks contributed to the limited increase in noninterest expense in 2006 compared to 2005.  The percentage of noninterest expense to average assets was 1.99% in 2007, compared to 1.89% and 1.83% during 2006 and 2005, respectively.

Provision for Income Taxes

The provision for income taxes for 2007, 2006 and 2005 was $3,542,000, $3,399,000 and $3,836,000, respectively. This amount represents an effective tax rate of 24% during 2007, compared to 24% and 25% for 2006 and 2005, respectively.  The Company's marginal federal tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

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

Total assets increased to $861,591,000 in 2007 compared to $838,853,000 in 2006, a 3% increase.  The loan portfolio grew $35 million, offset by a decline of $15 million in the Company’s investment portfolio when comparing year end 2007 and 2006.

Loan Portfolio

Net loans for the year ended December 31, 2007 totaled $463,651,000, up from the $429,123,000 as of December 31, 2006, an increase of 8%. The increase in loan volume can be primarily attributed to higher origination in 2007 of commercial and commercial real estate loans.  Loans are the primary contributor to the Company’s revenues and cash flows.  The average yield on loans was 148 and 166 basis points higher in 2007 and 2006, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2007.

(dollars in thousands)	2007	2006	2005	2004	2003
Real Estate
Construction	$46,730	$30,600	$23,973	$21,042	$13,126
1-4 family residential	104,380	103,620	102,043	97,612	84,645
Commercial	147,023	139,149	153,920	160,176	150,723
Agricultural	33,684	31,092	30,606	27,443	24,297
Commercial	78,616	73,760	71,430	57,189	38,555
Agricultural	36,133	33,434	32,216	30,713	27,815
Consumer and other	23,002	24,276	33,340	24,584	23,242

Total loans	469,568	435,931	447,528	418,759	362,403
Deferred loan fees, net	137	276	445	644	819
Total loans net of deferred fees	$469,431	$435,655	$447,083	$418,115	$361,584

The Company's loan portfolio consists of real estate loans, commercial loans, agricultural loans and consumer loans.  As of December 31, 2007, gross loans totaled approximately $470 million, which equals approximately 68% of total deposits and 55% of total assets.  The Company’s peer group (consisting of 405 bank holding companies with total assets of $500 to $1,000 million) loan to deposit ratio as of December 31, 2007 was a much higher 92%.  The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy.  As of December 31, 2007, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2007

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

		After one
		year but
	Within	within	After
(dollars in thousands)	one year	five years	five years	Total

Real Estate
Construction	$32,275	$12,842	$1,613	$46,730
1-4 family residential	9,407	40,652	54,321	104,380
Commercial	56,581	58,300	32,142	147,023
Agricultural	3,168	4,477	26,039	33,684
Commercial	27,221	39,745	11,650	78,616
Agricultural	25,270	10,122	741	36,133
Consumer and other	2,292	16,868	3,842	23,002
Total loans	$156,214	$183,006	$130,348	$469,568

	After one
	year but
	within	After
	five years	five years
Loan maturities after one year with:
Fixed rates	$153,616	$36,455
Variable rates	29,390	93,893
	$183,006	$130,348

Loans Held For Sale

Mortgage origination funding awaiting delivery to the secondary market totaled $345,000 and $526,000 as of December 31, 2007 and 2006, respectively.  Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations.  The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income.  It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2007 were $339,942,000, a decrease of $15 million or 4% from the prior year end.  As of December 31, 2007 and 2006, the investment portfolio comprised 39% and 42% of total assets, respectively.

The following table presents the market values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2007, 2006 and 2005, respectively.  This portfolio provides the Company with a significant amount of liquidity.

(dollars in thousands)	2007	2006	2005

U.S. treasury securities	$524	$509	$516
U.S. government agencies	95,597	123,192	134,288
U.S. government mortgage-backed securities	26,877	16,553	19,988
States and political subdivisions	133,283	119,908	88,385
Corporate bonds	64,953	60,624	59,567
Equity securities	18,708	33,786	30,766
Total	$339,942	$354,572	$333,510

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

Investment in other securities includes corporate debt obligations of companies located and doing business throughout the United States.  The debt obligations were all within the credit ratings acceptable under the Company’s investment policy with the exception of the corporate debt obligations of one corporation that has a Moody’s sub investment quality rating of Ba3 as of December 31, 2007.  These corporate bonds had a fair market and carrying value as of December 31, 2007 of $713,000 and $750,000, respectively, and mature in November of 2008.  The Company does not consider the corporate bonds to be other than temporarily impaired as of December 31, 2007.  As of December 31, 2007, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity. The equity securities portfolio consists primarily of financial and utility stocks as of December 31, 2007, 2006, and 2005.

Investment Maturities as of December 31, 2007

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

		After one	After five
		year but	years but
	Within	within	within	After
(dollars in thousands)	one year	five years	ten years	ten years	Total

U.S. treasury securities	-	$524	-	-	$524
U.S. government agencies	$19,470	36,926	$35,692	$3,509	95,597
U.S. government mortgage-backed securities	3,748	6,787	$9,003	$7,339	26,877
States and political subdivisions	19,576	47,994	52,030	13,683	133,283
Corporate bonds	17,482	23,018	24,453	-	64,953
Total	$60,276	$115,249	$121,178	$24,531	$321,234

Weighted average yield

U.S. treasury	-	5.20%	-	-	5.20%
U.S. government agencies	3.73%	4.80%	5.54%	5.13%	4.87%
U.S government mortgage-backed securities	3.61%	4.14%	5.32%	5.48%	4.79%
States and political subdivisions*	5.88%	6.30%	6.39%	6.47%	6.29%
Corporate bonds	4.78%	5.79%	5.73%	-	5.50%
Total	4.73%	5.58%	5.93%	5.98%	5.58%

*Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

Deposits

Total deposits equaled $690,119,000 and $680,356,000 as of December 31, 2007 and 2006, respectively.  The increase of $9,763,000 can be attributed to deposit growth at First National and United Bank.  The deposit category seeing the largest balance increases was demand and the large time certificates of deposit accounts.

The Company’s primary source of funds is customer deposits. The Company attempts to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 73% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed.  Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates are not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company has $2,558,000 of brokered deposits as of December 31, 2007 and $7,406,000 as of December 31, 2006.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2007, 2006 and 2005.

	2007		2006		2005

(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$70,459	-	$70,095	-	$69,577	-
Interest bearing demand deposits	152,898	2.29%	153,619	2.44%	154,156	1.63%
Money market deposits	130,548	3.06%	134,078	3.16%	141,492	2.12%
Savings deposits	26,341	0.86%	26,870	0.99%	27,686	0.90%
Time certificates < $100,000	179,740	4.45%	182,241	3.88%	173,966	3.18%
Time certificates > $100,000	107,600	4.95%	99,123	4.46%	90,687	3.41%
	$667,586		$666,026		$657,564

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2007, 2006 and 2005.

(dollars in thousands)	2007	2006	2005
3 months or less	$31,926	$33,393	$25,933
Over 3 through 12 months	50,646	45,898	47,279
Over 12 through 36 months	23,723	20,047	26,431
Over 36 months	2,894	2,893	1,399
Total	$109,189	$102,231	$101,042

Borrowed Funds

Borrowed funds that may be utilized by the Company are comprised of Federal Home Loan Bank (FHLB) advances, federal funds purchased, Treasury, Tax, and Loan option notes, and repurchase agreements.  Borrowed funds are an alternative funding source to deposits and can be used to fund the Company’s assets and unforeseen liquidity needs.  FHLB advances are loans from the FHLB that can mature daily or have longer maturities for fixed or floating rates of interest.  Federal funds purchased are borrowings from other banks that mature daily.  Securities sold under agreement to repurchase (repurchase agreements) are similar to deposits as they are funds lent by various Bank customers; however, the bank pledges investment securities to secure such borrowings.  The Company has repurchase agreements that reprice daily and longer term maturities.  Treasury, Tax, and Loan option notes consist of short term borrowing of tax deposits from the federal government and are not a significant source of borrowing for the Company.

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2007, 2006 and 2005.

	2007		2006		2005

		Average		Average		Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$30,033	3.39%	$34,728	4.42%	$34,660	3.38%

Other short-term borrowings	737	4.94%	1,470	4.92%	2,861	4.52%

FHLB term advances	4,000	4.67%	2,000	5.03%	-	-%

Term repurchase agreements	20,000	4.24%	-	-%	-	-%

Total	$54,770	3.81%	$38,198	4.47%	$37,521	3.46%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2007, 2006 and 2005.

	2007		2006		2005

	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Federal funds purchased& repurchase agreements	$46,447	4.28%	$34,692	4.24%	$55,337	2.72%

Other short-term borrowings	967	5.86%	1,029	5.73%	1,096	4.29%

FHLB term advances	2,414	4.97%	667	5.03%	-	-%

Term repurchase agreements	7,219	4.42%	-	-%	-	-%
Total	$57,047	4.35%	$36,388	4.30%	$56,443	2.75%

Maximum Amount Outstanding during the year

Federal funds purchased and repurchase agreements	$58,457		$44,928		$70,489

Other short-term borrowings	$1,684		$2,415		$5,000

FHLB term advances	$4,000		$2,000		$-

Term repurchase agreements	$24,000		$-		$-

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  As of December 31, 2007, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods.  These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company.  For additional information, see footnote 10 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Contractual Obligations

The following table sets forth the balance of contractual obligations by maturity period as of December 31, 2007 (in thousands).

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Deposits	$690,119	$612,661	$67,789	$9,611	$58

Federal funds purchased and securities sold under agreements to repurchase	30,033	30,033	-	-	-

Other short-term borrowings	737	737	-	-	-

Long-term borrowings	24,000	-	16,000	8,000	-

Operating lease obligation	84	21	42	21	-

Purchase obligations	1,683	778	905	-	-

Total	$746,656	$644,230	$84,736	$17,632	$58

Purchase obligations include data processing and Internet banking services contracts that include termination provisions that would accelerate all future payments in the event the Company changed service providers prior to the contracts’ expirations.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2007 totaled $463,651,000 as compared to $429,123,000 as of December 31, 2006, an increase of 8%.  Net loans comprise 54% of total assets as of the end of 2007.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  As the following chart indicates, the Company’s non-performing assets have increased from their historically low levels and total $7,395,000 as of December 31, 2007.  The Company’s level of problem assets as a percentage of assets of 0.88% as December 31, 2007 are slightly lower than the average for FDIC insured institutions as of December 31, 2007 of 0.90%.  Though non-performing assets have increased, management believes that the allowance for loan losses remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ending December 31, 2007.

(dollars in thousands)	2007	2006	2005	2004	2003
Non-performing assets:
Nonaccrual loans	$3,249	$291	$606	$1,896	$1,756
Loans 90 days or more past due and still accruing	1,300	758	83	80	431

Total non-performing loans	4,549	1,049	689	1,976	2,187
Other real estate owned	2,846	2,808	1,742	772	159
Total non-performing assets	$7,395	$3,857	$2,431	$2,748	$2,346

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

At December 31, 2007 and 2006, the Company had non-performing loans of approximately $4,549,000 and $1,049,000, respectively.  The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2007 and contributed to the Company’s increased level of non-performing loans.  Presently, the Company has $2.6 million in impaired loans with two Des Moines development companies with specific reserves totaling $89,000; however, $402,000 was charged-off in the fourth quarter of 2007 relating to one of these borrowers.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

Impaired loan totaled $5,485,000 as of December 31, 2007 and were $936,000 higher than the non-performing loans as of the same date.  During 2007, the Company revised it process for determining whether a loan is impaired.  Previously, the Company considered impaired loans to generally include the non-performing loans consisting of non accrual loans and loans past due 90 days or more and still accruing.  Under the revised approach, the Company now considers other loans that may or may not meet the former criteria but are considered to meet the definition of impaired.  For example, one credit relationship is not currently meeting the definition of non-performing as the result of principal payments not being more than 90 day past due.  Management has concluded that the borrower is unable to make timely payments; however, present collateral margins have precluded the established of specific reserves or placing the loan on non-accrual status.  While this change resulted in more loans being reported as impaired this period, the Company does not believe that the change had a significant impact on the overall allowance for loan losses.

The allowance for loan losses related to these impaired loans was approximately $247,000 and $142,000 at December 31, 2007 and 2006, respectively.  The average balances of impaired loans for the years ended December 31, 2007 and 2006, were $2,486,000 and $1,729,000, respectively.  For the years ended December 31, 2007, 2006, and 2005, interest income, which would have been recorded under the original terms of such loans, was approximately $346,000, $42,000, and $41,000, respectively, with $180,000, $1,000, and $0, respectively, recorded.  Loans greater than 90 days past due and still accruing interest were approximately $1,300,000 and $758,000 at December 31, 2007 and 2006, respectively.

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

(dollars in thousands)	2007	2006	2005	2004	2003

Balance at beginning of period	$6,533	$6,765	$6,476	$6,051	$5,758
Charge-offs:
Real Estate
Construction	402	-	-	-	24
1-4 Family Residential	1	6	-	19	5
Commercial	25	-	28	93	-
Agricultural	-	-	-	-	-
Commercial	-	-	-	3	392
Agricultural	-	-	-	-	-
Consumer and other	299	99	119	115	43
Total Charge-offs	727	105	147	230	464
Recoveries:
Real Estate
Construction	-	-	-	-	-
1-4 Family Residential	1	1	-	-	-
Commercial	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	21	6	33	13	100
Agricultural	-	-	-	-	-
Consumer and other	47	49	72	163	12
Total Recoveries	69	56	105	176	112

Net charge-offs	658	49	42	54	352
Additions (deductions) charged (credited) to operations	(94)	(183)	331	479	645
Balance at end of period	$5,781	$6,533	$6,765	$6,476	$6,051
Average Loans Outstanding	$454,088	$438,166	$435,997	$385,347	$349,812

Ratio of net charge-offs during the period to average loans outstanding	0.14%	0.01%	0.01%	0.01%	0.10%

Ratio of allowance for loan losses to total loans net of deferred fees	1.23%	1.50%	1.51%	1.55%	1.67%

The allowance for loan losses decreased to $5,781,000 at the end of 2007 in comparison to the allowance of $6,533,000 at year end 2006 as a result of net charge-offs of $658,000 in 2007 and a reduction in specific reserves for problem credits.  A reduction in the specific reserve for a problem credit and declining loan demand allowed for a decrease in the required level of the allowance for loan losses calculated by the Banks for year end 2006 compared to 2005. The increase in the reserve levels in 2005 compared to 2004 can be attributed to the growth in the Company’s commercial loan portfolio at First National and United Bank.  The increase in the reserve levels in 2004 compared to 2003 relate primarily to general reserves established by First National.

General reserves for loan categories normally range from 0.89% to 1.77% of the outstanding loan balances. As loan volume increases, the general reserve levels increase with that growth. As the previous table indicates, negative loan provisions have been utilized in 2007 and 2006 as specific reserves for problem credits have declined, in part, due to charge-off of problem credits.  The allowance relating to commercial real estate, 1-4 family residential and commercial loans are the largest reserve components. Construction and commercial real estate loans have higher general reserve levels than 1-4 family and agricultural real estate loans as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch and problem loans, higher past due percentages, declining collateral values and less favorable economic conditions for those portfolios.  As of December 31, 2007, commercial real estate loans have general reserves ranging from 1.09% to 1.42%.  The level of non performing loans as of December 31, 2007 has increased since 2006 but remains at a manageable level.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. For December 31, 2007, however, specific reserves decreased to $247,000 from the $1,477,000 reserved at year end 2006, in part, due to the charge-off of credits with specific reserves, an improved condition of certain credits and a change in the Company’s method of determining specific reserves.  The revised methodology resulted from implementing guidance provided by federal regulatory agencies as more fully described in this management discussion under Critical Accounting Policy.

For December 31, 2006, specific reserves increased $534,000 or 2% compared to year end 2005 levels as the volume of problem credits increased in 2006.  As of December 31, 2005, specific reserves increased $76,000 over 2004 as the level of watch credits increased.  As of December 31, 2004, specific reserves decreased $431,000 or 24% over year end 2003 as the result of improved loan quality. As of December 31, 2003, specific reserves increased $146,000 or 9% over year end 2002.  The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had the largest impact on the reallocation of the reserve among different parts of the portfolio.

Other factors that are considered when determining the adequacy of the reserve include historical losses; watch, substandard and impaired loan volume; collecting past due loans; loan growth; loan to value ratios; loan administration; collateral values and economic factors. The Company’s concentration risks include geographic concentration in central Iowa; the local economy’s dependence upon several large governmental entity employers, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that, in turn, is dependent on weather conditions and government programs.  However, no assurances can be made that losses will remain at the relatively favorable levels experienced over the past five years.

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses.

(dollars in thousands)	2007		2006		2005		2004		2003
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Balance at end of period applicable to:
Real Estate
Construction	$733	9.92%	$372	7.02%	$258	5.36%	$429	5.02%	$196	3.62%
1-4 family residential	1,061	22.23%	1,231	23.77%	1,127	22.80%	1,021	23.31%	948	23.36%
Commercial	1,964	31.39%	2,396	31.92%	2,534	34.39%	2,676	38.25%	2,663	41.59%
Agricultural	407	7.17%	428	7.13%	421	6.84%	486	6.55%	458	6.70%
Commercial	943	16.74%	983	16.92%	1,158	15.96%	809	13.66%	775	10.64%
Agricultural	466	7.69%	499	7.67%	511	7.20%	360	7.33%	488	7.68%
Consumer and other	207	4.85%	276	5.57%	390	7.45%	302	5.87%	255	6.41%
Unallocated	-		348		366		393		268
	$5,781	100%	$6,533	100%	$6,765	100%	$6,476	100%	$6,051	100%

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

As of December 31, 2007, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for December 31, 2007, 2006 and 2005 totaled $32,179,000, $31,154,000 and $24,376,000, respectively.  The higher balance of liquid assets as of December 31, 2007 relates to a higher level of due from banks balances associated with checks in the process of collection.

Other sources of liquidity available to the Banks include available borrowings with the Federal Home Loan Bank of Des Moines, Iowa of $42,551,000 and federal funds borrowing capacity at correspondent banks of $99,500,000.  As of December 31, 2007, the Company had outstanding FHLB advances of $4,000,000, Treasury Tax and Loan option notes of $737,000, and securities sold under agreement to repurchase daily and term of $30,033,000, and $20,000,000, respectively.

Total investments as of December 31, 2007 were $339,942,000 compared to $354,572,000 as of year end 2006.  As of December 31, 2007 and 2006, the investment portfolio as a percentage of total assets was 39% and 42%, respectively.  This provides the Company with a significant amount of liquidity since all investments are classified as available for sale as of December 31, 2007 and 2006 and have pretax net unrealized gains of $2,999,000 and $9,075,000, respectively.

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

Review of the Consolidated Statements of Cash Flows

Operating cash flows for December 31, 2007, 2006 and 2005 totaled $10,764,000, $11,055,000 and $9,472,000, respectively. The decrease in operating cash flows in 2007 compared to 2006 included a smaller increase of accrued expenses.  The primary reason for the increase in operating cash flows in 2006 compared to 2005 was the source of cash provided by loans held for sale and higher accrued expenses and other liabilities.

Net cash provided by (used in) investing activities for December 31, 2007, 2006 and 2005 was ($17,576,000), ($15,751,000) and $14,558,000, respectively.  The net cash used in investing activities in 2007 was primarily utilized to fund increased loan demand while maturing and sold investments exceeded investment purchases for the year.  The source of cash provided by loans in 2006 compared to the investment in loans in 2005 was the largest variance in comparing the two years investing activities.

Net cash provided by (used in) financing activities for December 31, 2007, 2006 and 2005 totaled $16,346,000, $3,113,000 and ($24,697,000), respectively.  In 2007, other borrowings were the primary source of funds, while in 2006; deposit growth was the primary source of cash flows.  A decline in securities sold under agreements to repurchase was the primary use of financing funds in 2005.  As of December 31, 2007, the Company did not have any external debt financing, off balance sheet financing arrangements or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2007, dividends from the Banks amounted to $8,849,000 compared to $8,734,000 in 2006. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

First National and United Bank, as national banks, generally may pay dividends, without obtaining the express approval of the Office of the Comptroller of the Currency (“OCC”), in an amount up to their retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year.  Retained net profits, as defined by the OCC, consists of net income less dividends declared during the period.  Boone Bank, Randall-Story Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits.  United Bank is not expected to generate sufficient earnings to pay any dividends in 2008.  Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $30,345,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  Commitments to extend credit totaled $96,753,000 as of December 31, 2007 compared to a total of $79,629,000 at the end of 2006.  The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2007.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of December 31, 2007 that are a concern to management.

Capital Resources

The Company’s total stockholders’ equity decreased to $110,021,000 at December 31, 2007, from $112,923,000 at December 31, 2006.  At December 31, 2007 and 2006, stockholders’ equity as a percentage of total assets was 12.8% and 13.5%, respectively.  Total equity decreased primarily due to depreciation in the Company’s investment portfolio.  The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2007.

The Board of Directors of the Company approved a stock repurchase program on November 14, 2007.  The Company has a strong capital position and this program provides an opportunity to repurchase Company stock on the open market when it is deemed to be favorably priced for repurchase.  The program authorizes the repurchase of up to 100,000 shares during the calendar year 2008, or approximately 1% of 9,429,580 shares of common stock presently outstanding.  The repurchases will be made in open market transactions at the discretion of management using Company cash.  The timing and actual number of shares purchased will depend on a variety of factors such as price, the Company’s liquidity position and other market conditions.  The program may be limited or discontinued at any time without notice.  The Company did not repurchase any shares in 2007.

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
Additional risks and uncertainties that could affect forward-looking statements are discussed in Item 1A of this Report under the heading "Risk Factors".  Undue reliance should not be placed on these forward-looking statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits.  Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company’s primary market risk exposure and how that exposure was managed in 2007 changed when compared to 2006.

Based on a simulation modeling analysis performed as of December 31, 2007, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2007

(dollars in thousands)	$ Change	% Change
+200 Basis Points	(1,716)	(6.2)%
+100 Basis Points	(752)	(2.7)%
-100 Basis Points	731	2.6%
-200 Basis Points	1,203	4.3%

As shown above, at December 31, 2007, the estimated effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 6.2% or approximately $1,716,000 in 2007. The estimated effect of an immediate 200 basis point decrease in rates would increase the Company’s net interest income by 4.3% or approximately $1,203,000 in 2007. The Company’s Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks’ objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2007. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

	Less than	Three	One to	Over
	three	months to	five	five	Cumulative
(dollars in thousands)	months	one year	years	years	Total

Interest - earning assets
Interest-bearing deposits with banks	$635	$-	$-	$-	$635
Federal funds sold	5,500	-	-	-	5,500
Investments *	12,257	48,018	115,247	164,420	339,942
Loans	132,382	23,832	183,099	130,255	469,568
Loans held for sale	345	-	-	-	345
Total interest - earning assets	$151,119	$71,850	$298,346	$294,675	$815,990

Interest - bearing liabilities
Interest bearing demand deposits	$160,672	$-	$-	$-	$160,672
Money market and savings deposits	162,292	-	-	-	162,292
Time certificates < $100,000	36,654	89,833	50,839	-	177,326
Time certificates > $100,000	31,926	50,645	26,561	58	109,190
Other borrowed funds	30,770	-	24,000	-	54,770
Total interest - bearing liabilities	$422,314	$140,478	$101,400	$58	$664,250

Interest sensitivity gap	$(271,195)	$(68,628)	$196,946	$294,617	$151,740

Cumulative interest sensitivity gap	$(271,195)	$(339,823)	$(142,877)	$151,740	$151,740

Cumulative interest sensitivity gap as a percent of total assets	-31.48%	-39.44%	-16.58%	17.61%

*Investments with maturities over 5 years include the market value of equity securities of $18,708.

As of December 31, 2007, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were a negative 31% and 39%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods.  This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company.  The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable.  Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates.  Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates.  Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.   In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment we determined that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Clifton Gunderson LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, President
(Principal Executive Officer)

/s/ John P. Nelson
John P. Nelson, Vice President
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Ames National Corporation
Ames, Iowa

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these consolidated financial statements based on our audits.  The consolidated statements of income, stockholders’ equity and cash flows of Ames National Corporation and subsidiaries for the year ended December 31, 2005 were audited by other auditors whose report dated January 20, 2006 was unqualified.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion.

/s/ Clifton Gunderson LLP

West Des Moines, Iowa
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Ames National Corporation
Ames, Iowa

We have audited Ames National Corporation and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Ames National Corporation’s management is responsible for maintaining effective internal control over the financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.   Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting,  assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.   We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Ames National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based upon criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended and our report dated February 25, 2008 expressed an unqualified opinion.

/s/ Clifton Gunderson LLP

West Des Moines, Iowa
February 25, 2008

McGladrey & Pullen
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Ames National Corporation
Ames, Iowa

We have audited the consolidated statements of operations, stockholders’ equity and cash flows of Ames National Corporation and subsidiaries for the year ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ames National Corporation and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen LLP

Des Moines, Iowa
January 20, 2006

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

ASSETS	2007	2006

Cash and due from banks	$26,044,577	$16,510,082
Federal funds sold	5,500,000	13,100,000
Interest bearing deposits in financial institutions	634,613	1,544,306
Securities available-for-sale	339,942,064	354,571,864
Loans receivable, net	463,651,000	429,122,541
Loans held for sale	344,970	525,999
Bank premises and equipment, net	13,446,865	12,617,741
Accrued income receivable	8,022,900	7,871,365
Deferred income taxes	929,326	-
Other assets	3,074,833	2,989,090

Total assets	$861,591,148	$838,852,988

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$80,638,995	$77,638,264
NOW accounts	160,672,326	158,584,115
Savings and money market	162,291,544	159,401,753
Time, $100,000 and over	109,189,660	102,230,631
Other time	177,326,270	182,501,710
Total deposits	690,118,795	680,356,473

Federal funds purchased and securities sold under agreements
to repurchase	30,033,321	34,727,897
Other short-term borrowings	737,420	1,470,116
Long-term borrowings	24,000,000	2,000,000
Dividend payable	2,545,987	2,450,503
Deferred income taxes	-	1,187,948
Accrued expenses and other liabilities	4,135,102	3,736,739
Total liabilities	751,570,625	725,929,676

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,429,580 and 9,425,013 shares issued and outstanding as of December 31, 2007 and 2006, respectively	18,859,160	18,850,026
Additional paid-in capital	22,588,691	22,498,904
Retained earnings	66,683,016	65,856,627
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	1,889,656	5,717,755
Total stockholders' equity	110,020,523	112,923,312

Total liabilities and stockholders' equity	$861,591,148	$838,852,988

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Interest and dividend income:
Loans, including fees	$31,629,493	$29,593,896	$26,979,358
Securities:
Taxable	9,304,036	8,830,356	8,558,156
Tax-exempt	4,828,248	4,226,941	4,190,268
Federal funds sold	232,723	224,882	130,182
Dividends	1,567,578	1,419,617	1,447,663
Total interest and dividend income	47,562,078	44,295,692	41,305,627

Interest expense:
Deposits	21,055,100	19,742,379	14,380,214
Other borrowed funds	2,482,030	1,563,149	1,552,894
Total interest expense	23,537,130	21,305,528	15,933,108

Net interest income	24,024,948	22,990,164	25,372,519

Provision (credit) for loan losses	(94,100)	(182,686)	331,282

Net interest income after provision (credit) for loan losses	24,119,048	23,172,850	25,041,237

Noninterest income:
Trust department income	2,014,277	1,462,734	1,375,308
Service fees	1,855,964	1,840,699	1,796,503
Securities gains, net	1,466,697	1,135,136	795,780
Gain on sales of loans held for sale	743,009	564,819	606,277
Merchant and ATM fees	553,644	645,517	570,914
Gain on sale or foreclosure of real estate	-	482,203	-
Other	574,759	542,924	468,410
Total noninterest income	7,208,350	6,674,032	5,613,192

Noninterest expense:
Salaries and employee benefits	10,041,947	9,408,293	9,208,902
Data processing	2,239,595	2,185,478	2,126,040
Occupancy expenses	1,292,424	1,159,750	1,148,738
Other operating expenses	3,202,281	2,750,341	2,726,222
Total noninterest expense	16,776,247	15,503,862	15,209,902

Income before income taxes	14,551,151	14,343,020	15,444,527

Provision for income taxes	3,542,049	3,399,403	3,835,992

Net income	$11,009,102	$10,943,617	$11,608,535

Basic earnings per share	$1.17	$1.16	$1.23

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

						Accumulated
			Additional			Other	Total
	Comprehensive	Common	Paid-in	Retained	Treasury	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Stock	Income	Equity

Balance, December 31, 2004		$18,919,380	$22,225,516	$63,200,352	$(889,020)	$7,467,712	$110,923,940
Comprehensive income:
Net income	$11,608,535	-	-	11,608,535	-	-	11,608,535
Other comprehensive income, unrealized losses on securities, net of reclassification adjustment, net of tax benefit	(4,175,858)	-	-	-	-	(4,175,858)	(4,175,858)
Total comprehensive income	$7,432,677
Cash dividends declared, $1.00 per share		-	-	(9,417,253)	-	-	(9,417,253)
Retirement of treasury stock		(96,984)	(113,932)	(678,104)	889,020	-	-
Sale of 8,073 shares of common stock		16,146	271,791	-	-	-	287,937
Balance, December 31, 2005		18,838,542	22,383,375	64,713,530	-	3,291,854	109,227,301
Comprehensive income:
Net income	$10,943,617	-	-	10,943,617	-	-	10,943,617
Other comprehensive income, unrealized gain on securities, net of reclassification adjustment, net of tax	2,425,901	-	-	-	-	2,425,901	2,425,901
Total comprehensive income	$13,369,518
Cash dividends declared, $1.04 per share		-	-	(9,800,520)	-	-	(9,800,520)
Sale of 5,742 shares of common stock		11,484	115,529	-	-	-	127,013
Balance, December 31, 2006		18,850,026	22,498,904	65,856,627	-	5,717,755	112,923,312
Comprehensive income:
Net income	$11,009,102	-	-	11,009,102	-	-	11,009,102
Other comprehensive income, unrealized losses on securities, net of reclassification adjustment, net of tax benefit	(3,828,099)	-	-	-	-	(3,828,099)	(3,828,099)
Total comprehensive income	$7,181,003
Cash dividends declared, $1.08 per share		-	-	(10,182,713)	-	-	(10,182,713)
Sale of 4,567 shares of common stock		9,134	89,787	-	-	-	98,921
Balance, December 31, 2007		$18,859,160	$22,588,691	$66,683,016	$-	$1,889,656	$110,020,523

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,009,102	$10,943,617	$11,608,535
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(94,100)	(182,686)	331,282
Amortization and accretion	(244,069)	131,704	478,244
Depreciation	1,086,400	973,257	915,213
Provision for deferred taxes	130,978	107,200	(226,170)
Securities gains, net	(1,466,697)	(1,135,136)	(795,778)
Change in assets and liabilities:
Decrease (increase) in loans held for sale	181,029	455,281	(675,561)
Increase in accrued income receivable	(151,535)	(1,237,570)	(371,371)
Increase in other assets	(85,743)	(798,438)	(1,022,681)
Increase (decrease) in accrued expenses and other liabilities	398,363	1,798,232	(770,194)
Net cash provided by operating activities	10,763,728	11,055,461	9,471,519

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(88,955,529)	(69,015,999)	(59,049,297)
Proceeds from sale of securities available-for-sale	23,445,749	6,013,192	24,937,433
Proceeds from maturities and calls of securities available-for-sale	75,773,995	46,795,165	57,750,361
Net decrease in interest bearing deposits in financial institutions	909,693	4,439,236	3,591,632
Net decrease (increase) in federal funds sold	7,600,000	(12,800,000)	19,565,000
Net decrease (increase) in loans	(34,434,359)	11,377,830	(29,081,652)
Purchase of bank premises and equipment, net	(1,915,524)	(2,560,158)	(3,155,417)
Net cash provided by (used in) investing activities	(17,575,975)	(15,750,734)	14,558,060

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	9,762,322	12,014,138	10,166,496
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(4,694,576)	67,914	(29,412,492)
Proceeds from other borrowings, net	21,267,304	608,986	2,861,130
Dividends paid	(10,087,229)	(9,704,835)	(8,599,597)
Proceeds from issuance of stock	98,921	127,013	287,937
Net cash provided by (used in) financing activities	16,346,742	3,113,216	(24,696,526)

Net increase (decrease) in cash and cash equivalents	9,534,495	(1,582,057)	(666,947)

CASH AND DUE FROM BANKS
Beginning	16,510,082	18,092,139	18,759,086
Ending	$26,044,577	$16,510,082	$18,092,139

(Continued)

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$23,456,721	$21,064,363	$15,154,109
Income taxes	3,691,664	3,461,781	3,979,665

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

The allowance consists primarily of specific and general/unallocated components.  The specific component relates to loans that are classified either as doubtful, substandard or special mention and meet the definition of impaired.  For impaired loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers the remaining loans and is based on historical loss experience adjusted for qualitative factors, including internal factors such as remaining classified loan volume, delinquency trends of the loan portfolios and loan growth.  External environmental factors considered include the current state of the overall collateral values and other economic factors as identified.  The unallocated component of the allowance will also provide a margin for the imprecision inherent in the methodologies utilized in the estimation of the allowance.

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

Income taxes:  Deferred income taxes are provided on temporary differences between financial statement and income tax reporting.  Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases.  Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards.  Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.  Benefits from tax positions taken or expected to be taken in a tax return are not recognized if the likelihood that the tax position would be sustained upon examination by a taxing authority is considered to be 50 percent or less.

The Company files a consolidated federal income tax return, with each entity computing its taxes on a separate company basis.  For state tax purposes, the Banks file franchise tax returns, while the Parent Company files a corporate income tax return.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  The Company believes that the adoption and application of FIN 48 was not significant to the 2007 consolidated financial statements.  The Company has adopted the policy of classifying interest and penalties as income tax expense.

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

Other short-term borrowings:  The carrying amounts of other short-term borrowings approximate fair value because of the generally short-term nature of the instruments.

Long-term borrowings: Fair values of long-term borrowings are estimated using discounted cash flow analysis based on interest rates currently being offered with similar terms.

Accrued income receivable and accrued interest payable:  The carrying amounts of accrued income receivable and interest payable approximate fair value.

Commitments to extend credit and standby letters of credit:  The fair values of commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and credit worthiness of the counterparties.  The carry value and fair value of the commitments to extend credit and standby letters of credit are not considered significant.

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

Earnings per share:  Basic earnings per share computations for the years ended December 31, 2007, 2006 and 2005, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended.  The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
Basic earning per share computation:
Net income	$11,009,102	$10,943,617	$11,608,535
Weighted average common shares outstanding	9,427,503	9,422,402	9,415,599
Basic EPS	$1.17	$1.16	$1.23

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

New Accounting Pronouncements:  The following new accounting pronouncements may affect future financial reporting by the Company:

In September 2006, the FASB issued Statement No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 generally for financial assets and liabilities, and is effective for fiscal years beginning after November 15, 2008 generally for non-financial assets and liabilities. The Company does not expect that the adoption of SFAS No. 157 will have a material effect on its financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating if it will adopt the fair value option of SFAS No. 159 and what impact the adoption will have on the consolidated financial statements if adopted.

Note 2.	Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves.  The subsidiary banks’ reserve requirements totaled approximately $2,665,000 and $2,847,000 at December 31, 2007 and 2006, respectively.

Note 3.	Debt and Equity Securities

The amortized cost of securities available for sale and their approximate fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2007:
U.S. treasury	$497,277	$26,883	$-	$524,160
U.S. government agencies	94,500,440	1,207,999	(111,206)	95,597,233
U.S. government mortgage-backed securities	27,064,931	27,833	(215,392)	26,877,372
State and political subdivisions	132,698,746	963,002	(379,397)	133,282,351
Corporate bonds	65,455,863	527,546	(1,030,111)	64,953,298
Equity securities	16,725,353	3,326,847	(1,344,550)	18,707,650
	$336,942,610	$6,080,110	$(3,080,656)	$339,942,064

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2006:

U.S. treasury	$496,493	$12,199	$-	$508,692
U.S. government agencies	124,156,765	451,183	(1,415,960)	123,191,988
U.S. government mortgage-backed securities	17,027,697	16,233	(491,241)	16,552,689
State and political subdivisions	119,698,521	969,283	(759,686)	119,908,118
Corporate bonds	60,204,400	853,289	(433,822)	60,623,867
Equity securities	23,912,185	9,914,125	(39,800)	33,786,510
	$345,496,061	$12,216,312	$(3,140,509)	$354,571,864

The amortized cost and estimated fair value of debt securities available-for-sale as of December 31, 2007, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$60,466,254	$60,275,160
Due after one year through five years	114,175,977	115,247,320
Due after five years through ten years	121,075,039	121,180,900
Due after ten years	24,499,987	24,531,034
	320,217,257	321,234,414
Equity securities	16,725,353	18,707,650
	$336,942,610	$339,942,064

At December 31, 2007 and 2006, securities with a carrying value of approximately $148,124,970 and $163,497,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.  Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

For the years ended December 31, 2007, 2006, and 2005, proceeds from sales of available-for-sale securities amounted to $23,445,749, $6,013,192, and $24,937,433, respectively.  Gross realized gains and gross realized losses on sales of available-for-sale securities were $4,369,185 and $2,902,488, respectively, in 2007, $1,333,136 with no losses, respectively, in 2006, and $1,287,962 and $236,182, respectively, in 2005.  The tax provision applicable to the net realized gains and losses amounted to approximately $587,000, $454,000, and $318,000, respectively.  Other-than-temporary impairments recognized as a component of income were $0 in 2007, $198,000 in 2006, and $256,000 in 2005.

The components of other comprehensive income (loss) - net unrealized gains (losses) on securities available-for-sale for the years ended December 31, 2007, 2006, and 2005, were as follows:

	2007	2006	2005
Unrealized holding gains (losses) arising during the period	$(4,609,651)	$4,985,773	$(5,832,566)
Reclassification adjustment for net gains realized in net income	(1,466,697)	(1,135,136)	(795,780)
Net unrealized gains (losses) before tax effect	(6,076,348)	3,850,637	(6,628,346)
Tax effect	2,248,249	(1,424,736)	2,452,488
Other comprehensive income -Net unrealized gains (losses)on securities	$(3,828,099)	$2,425,901	$(4,175,858)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2007:

Securities available for sale:
U.S. government agencies	$2,497,127	$(2,873)	$22,807,372	$(108,334)	$25,304,499	$(111,207)
U.S. government mortgage- backed securities	12,696,160	(71,106)	8,706,270	(144,286)	21,402,430	(215,392)
State and political subsidivisions	14,067,294	(84,174)	26,526,618	(295,222)	40,593,912	(379,396)
Corporate obligations	21,577,269	(786,802)	14,392,174	(243,309)	35,969,443	(1,030,111)
Equity securities	6,336,950	(1,344,550)	-	-	6,336,950	(1,344,550)
	$57,174,800	$(2,289,505)	$72,432,434	$(791,151)	$129,607,234	$(3,080,656)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2006:

Securities available for sale:
U.S. government agencies	$5,314,107	$(19,792)	$83,914,199	$(1,396,168)	$89,228,306	$(1,415,960)
U.S. government mortgage- backed securities	187	-	15,709,012	(491,241)	15,709,199	(491,241)
State and political subsidivisions	13,580,743	(51,720)	39,705,322	(707,966)	53,286,065	(759,686)
Corporate obligations	1,964,337	(29,997)	23,139,560	(403,825)	25,103,897	(433,822)
Equity securities	960,200	(39,800)	-	-	960,200	(39,800)
	$21,819,574	$(141,309)	$162,468,093	$(2,999,200)	$184,287,667	$(3,140,509)

At December 31, 2007, 280 debt securities have unrealized losses of $1,736,106.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuers’ financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  Unrealized losses on equity securities totaled $1,344,550 as of December 31, 2007.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were not other than temporary.

Note 4.	Loans Receivable

The composition of loans receivable is as follows:

	2007	2006

Commercial and agricultural	$114,748,926	$107,193,787
Real estate - mortgage	285,468,860	273,861,154
Real estate - construction	46,568,105	30,599,880
Consumer	9,472,218	11,834,070
Other	13,310,271	12,442,698
	469,568,380	435,931,589
Less:
Allowance for loan losses	(5,780,678)	(6,532,617)
Deferred loan fees	(136,702)	(276,431)
	$463,651,000	$429,122,541

Changes in the allowance for loan losses are as follows:

	2007	2006	2005

Balance, beginning	$6,532,617	$6,765,356	$6,475,530
Provision (credit) for loan losses	(94,100)	(182,686)	331,282
Recoveries of loans charged-off	68,802	55,055	105,400
Loans charged-off	(726,641)	(105,108)	(146,856)
Balance, ending	$5,780,678	$6,532,617	$6,765,356

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates.  The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectibility.  Loan transactions with related parties were as follows:

	2007	2006

Balance, beginning of year	$22,100,213	$28,505,102
New loans	20,355,673	9,804,923
Repayments	(18,259,135)	(12,961,377)
Change in status	(10,131,626)	(3,248,435)
Balance, end of year	$14,065,125	$22,100,213

At December 31, 2007 and 2006, the Company had impaired loans of approximately $5,485,000 and $1,049,000, respectively.  The allowance for loan losses related to these impaired loans was approximately $247,000 and $142,000 at December 31, 2007 and 2006, respectively.  The average balances of impaired loans for the years ended December 31, 2007, 2006, and 2005 were $2,486,000, $1,729,000, and $1,645,000 respectively.  For the years ended December 31, 2007, 2006, and 2005, interest income, which would have been recorded under the original terms of such loans, was approximately $346,000, $42,000, and $41,000, respectively, with $180,000, $1,000, and $0, respectively, recorded.  Loans greater than 90 days past due and still accruing interest were approximately $1,300,000 and $758,000 at December 31, 2007 and 2006, respectively.  There are no other potential problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The amount the Company will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrowers’ ability to repay the loans.  As of December 31, 2007, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Note 5.	Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

	2007	2006

Land	$2,426,383	$3,032,448
Buildings and improvements	14,534,553	12,622,808
Furniture and equipment	7,029,181	6,522,487
	23,990,117	22,177,743
Less accumulated depreciation	10,543,252	9,560,002
	$13,446,865	$12,617,741

Note 6.	Deposits

At December 31, 2007, the maturities of time deposits are as follows:

2008	$209,051,047
2009	44,480,818
2010	23,312,127
2011	4,540,734
2012	5,072,897
Thereafter	58,307
$286,515,930

Interest expense on deposits is summarized as follows:

	2007	2006	2005

NOW accounts	$2,050,655	$2,362,608	$2,009,186
Savings and money market	5,683,264	5,886,737	3,745,885
Time, $100,000 and over	5,325,045	4,421,595	3,094,834
Other time	7,996,136	7,071,439	5,530,309
	$21,055,100	$19,742,379	$14,380,214

Deposits from related parties held by the Company at December 31, 2007 and 2006 amounted to approximately $12,000,000 and $9,400,000, respectively.

Note 7.	Borrowings

Federal funds purchased are unsecured and mature daily.  Securities sold under repurchase agreements are short-term and are secured by investments.  Short-term borrowings as of December 31, 2007 and 2006 consisted of Treasury, Tax and Loan option notes secured by investment securities.

At December 31, 2007 and 2006, long-term borrowings consisted of the following:

	2007		2006
	Amount	Interest Rate	Amount	Interest Rate
FHLB advances maturing in:
2009	$2,000,000	4.31%
2010	1,000,000	5.01%	$1,000,000	5.01%
2011	1,000,000	5.04%	1,000,000	5.04%
Total FHLB advances	$4,000,000	4.67%	$2,000,000	4.67%

Term repurchase agreements maturing in:
2009	$6,000,000	4.40%	-	-
2010	7,000,000	4.26%	-	-
2012	7,000,000	4.09%	-	-
Total term repurchase agreements	$20,000,000	4.24%	-	-

Total long-term borrowings	$24,000,000	4.31%	$2,000,000	4.67%

Term repurchase agreements are securities sold under agreement to repurchase, have maturity dates greater than one year, and can be called by the issuing financial institution on a quarterly basis after the expiration of the original lock-out periods ranging from 3 to 12 months.  The final lock-out period expires in September of 2008.

FHLB borrowings are collateralized by certain 1-4 family residential real estate loans and the short-term and term repurchase agreements are collateralized with U.S. government agencies and mortgage-backed securities with a fair market value of $56,520,000.  At December 31, 2007, the Banks had available borrowings with the Federal Home Loan Bank of Des Moines, Iowa of $42,551,000.

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

The Company has a qualified 401(k) profit-sharing plan.  The Company matches employee contributions up to a maximum of 2% of qualified compensation and also contributes an amount equal to 5% of the participating employee’s compensation.  In addition, contributions can be made on a discretionary basis by the Company on behalf of the employees.  For the years ended December 31, 2007, 2006 and 2005, Company contributions to the plan were approximately $613,000, $579,000, and $623,000, respectively.  The plan covers substantially all employees.

Note 9.	Income Taxes

The components of income tax expense are as follows:

	2007	2006	2005

Federal:
Current	$2,726,253	$2,633,706	$3,282,266
Deferred	111,616	90,186	(202,533)
	2,837,869	2,723,892	3,079,733
State:
Current	684,818	658,497	779,897
Deferred	19,362	17,014	(23,638)
	704,180	675,511	756,259

Income tax expense	$3,542,049	$3,399,403	$3,835,992

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:
	2007	2006	2005

Income taxes at 35% federal tax rate	$5,092,903	$5,020,058	$5,405,585
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(1,942,031)	(1,797,533)	(1,860,143)
State taxes, net of federal tax benefit	435,391	437,893	460,694
Other	(44,214)	(261,015)	(170,144)
Total income tax expense	$3,542,049	$3,399,403	$3,835,992

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are as follows:

	2007	2006

Deferred tax assets:
Allowance for loan losses	$1,639,108	$1,921,102
Other items	770,441	595,168
	2,409,549	2,516,270
Deferred tax liabilities:
Net unrealized gains on securities available for sale	(1,109,799)	(3,358,048)
Other	(370,424)	(346,170)
	(1,480,223)	(3,704,218)

Net deferred tax assets (liabilities)	$929,326	$(1,187,948)

At December 31, 2007 and 2006, income taxes currently payable of approximately $186,000 and $95,000, respectively, are included in accrued expenses and other liabilities.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate individual tax returns for the state of Iowa.  The Company is no longer subject to U.S. federal income and state tax examinations for years before 2003.

The Company adopted the provisions of FASB FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  Management has determined that the Company has no material uncertain tax positions that would require recognition under FIN 48.  The Company had no significant unrecognized tax benefits as of December 31, 2007 that, if recognized, would affect the effective tax rate.  The Company had recorded no accrued interest or penalties as of or for the year ended December 31, 2007.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months of December 31, 2007.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.  A summary of the Company’s commitments is as follows:

	2007	2006

Commitments to extend credit	$96,753,000	$79,629,000
Standby letters of credit	1,021,000	1,995,000
	$97,774,000	$81,624,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Banks evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

At December 31, 2007, the banks have established liabilities totalling $233,000 to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.  No liabilities had been recorded for these estimated credit losses as of December 31, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007 and 2006, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the federal banking regulators categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  Management believes there are no conditions or events since that notification that have changed the institution’s category.  The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2007 and 2006, are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total capital (to risk- weighted assets):
Consolidated	$113,020	18.6%	$48,618	8.0%	N/A	N/A
Boone Bank & Trust	13,222	17.0	6,234	8.0	$7,792	10.0%
First National Bank	43,796	14.2	24,601	8.0	30,751	10.0
Randall-Story State Bank	8,680	14.5	4,795	8.0	5,994	10.0
State Bank & Trust	12,552	14.6	6,865	8.0	8,581	10.0
United Bank & Trust	9,474	13.7	5,547	8.0	6,933	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$107,239	17.6%	$24,309	4.0%	N/A	N/A
Boone Bank & Trust	12,383	15.9	3,117	4.0	$4,675	6.0%
First National Bank	41,006	13.3	12,300	4.0	18,450	6.0
Randall-Story State Bank	8,058	13.4	2,398	4.0	3,596	6.0
State Bank & Trust	11,690	13.6	3,432	4.0	5,149	6.0
United Bank & Trust	8,606	12.4	2,773	4.0	4,160	6.0

Tier 1 capital (to average- weighted assets):
Consolidated	$107,239	12.6%	$33,963	4.0%	N/A	N/A
Boone Bank & Trust	12,383	12.6	3,945	4.0	$4,931	5.0%
First National Bank	41,006	9.3	17,668	4.0	22,085	5.0
Randall-Story State Bank	8,058	11.3	2,861	4.0	3,576	5.0
State Bank & Trust	11,690	10.6	4,425	4.0	5,531	5.0
United Bank & Trust	8,606	8.1	4,275	4.0	5,343	5.0

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006:
Total capital (to risk- weighted assets):
Consolidated	$113,738	18.8%	$48,299	8.0%	N/A	N/A
Boone Bank & Trust	13,405	16.3	6,594	8.0	$8,243	10.0%
First National Bank	44,420	15.3	23,247	8.0	29,059	10.0
Randall-Story State Bank	8,497	15.8	4,302	8.0	5,378	10.0
State Bank & Trust	12,449	15.0	6,625	8.0	8,282	10.0
United Bank & Trust	8,729	12.5	5,609	8.0	7,011	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$107,205	17.8%	$24,149	4.0%	N/A	N/A
Boone Bank & Trust	12,477	15.1	3,297	4.0	$4,946	6.0%
First National Bank	41,106	14.1	11,623	4.0	17,435	6.0
Randall-Story State Bank	7,874	14.6	2,151	4.0	3,227	6.0
State Bank & Trust	11,538	13.9	3,313	4.0	4,969	6.0
United Bank & Trust	7,842	11.2	2,804	4.0	4,207	6.0

Tier 1 capital (to average- weighted assets):
Consolidated	$107,205	13.0%	$33,103	4.0%	N/A	N/A
Boone Bank & Trust	12,477	12.0	4,167	4.0	$5,209	5.0%
First National Bank	41,106	9.9	16,662	4.0	20,830	5.0
Randall-Story State Bank	7,874	11.2	2,824	4.0	3,530	5.0
State Bank & Trust	11,538	10.2	4,538	4.0	5,673	5.0
United Bank & Trust	7,842	8.0	3,946	4.0	4,932	5.0

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

Note 12.	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$26,044,577	$26,044,577	$16,510,082	$16,510,082
Federal funds sold	5,500,000	5,500,000	13,100,000	13,100,000
Interest-bearing deposits	634,613	634,613	1,544,306	1,544,306
Securities available-for-sale	339,942,064	339,942,064	354,571,864	354,571,864
Loans, net	463,651,000	460,401,295	429,122,541	418,432,339
Loans held for sale	344,970	344,970	525,999	525,999
Accrued income receivable	8,022,900	8,022,900	7,871,365	7,871,365
Financial liabilities:
Deposits	$690,118,795	$691,523,351	$680,356,473	$679,713,963
Federal funds purchased and securities sold under agreement to repurchase	30,033,321	30,033,321	34,727,897	34,727,897
Other short-term borrowings	737,420	737,420	1,470,116	1,470,116
Long-term borrowings	24,000,000	24,528,680	2,000,000	2,000,000
Accrued interest payable	2,402,594	2,402,594	2,322,185	2,322,185

Note 13.	Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2007 and 2006, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2007, is as follows:

CONDENSED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006

ASSETS

Cash and due from banks	$78,323	$35,174
Interest-bearing deposits in banks	9,987,887	299,654
Securities available-for-sale	20,357,493	36,059,486
Investment in bank subsidiaries	82,359,583	80,524,802
Loans receivable, net	200,000	1,247,000
Premises and equipment, net	696,812	751,992
Accrued income receivable	209,179	247,502
Other assets	67,126	10,000

Total assets	$113,956,403	$119,175,610

LIABILITIES

Dividends payable	$2,545,987	$2,450,503
Deferred income taxes	1,046,720	3,358,619
Accrued expenses and other liabilities	343,173	443,176

Total liabilities	3,935,880	6,252,298

STOCKHOLDERS' EQUITY

Common stock	$18,859,160	$18,850,026
Additional paid-in capital	22,588,691	22,498,904
Retained earnings	66,683,016	65,856,627
Accumulated other comprehensive income	1,889,656	5,717,755
Total stockholders' equity	110,020,523	112,923,312

Total liabilities and stockholders' equity	$113,956,403	$119,175,610

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Operating income:
Equity in net income of bank subsidiaries	$9,897,030	$9,728,640	$10,660,583
Interest	600,495	690,704	570,325
Dividends	1,045,125	919,039	993,460
Rents	84,058	81,306	35,665
Securities gains, net	1,459,228	1,333,136	1,130,072
	13,085,936	12,752,825	13,390,105

Provision (credit) for loan losses	(16,000)	-	-

Operating income after provision (credit)for loan losses	13,101,936	12,752,825	13,390,105

Operating expenses	1,942,834	1,609,208	1,696,570

Income before income taxes	11,159,102	11,143,617	11,693,535

Income tax expense	150,000	200,000	85,000

Net income	$11,009,102	$10,943,617	$11,608,535

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,009,102	$10,943,617	$11,608,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,462	65,498	64,216
Provision for loan losses	(16,000)	-	-
Amortization and accretion, net	(22,618)	(18,575)	(5,757)
Provision for deferred taxes	(42,065)	(22,320)	(50,652)
Securities gains, net	(1,459,228)	(1,333,136)	(1,130,072)
Equity in net income of bank subsidiaries	(9,897,030)	(9,728,640)	(10,660,583)
Dividends received from bank subsidiaries	8,849,000	8,734,000	8,634,000
Decrease (increase) in accrued income receivable	38,323	(9,614)	(77,351)
Decrease (increase) in other assets	(57,126)	225,584	(92,646)
Increase (decrease) in accrued expense payable and other liabilities	(100,003)	(206,319)	311,454
Net cash provided by operating activities	8,363,817	8,650,095	8,601,144

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(5,887,840)	(7,130,088)	(8,893,910)
Proceeds from sale of securities available-for-sale	14,436,995	4,629,061	7,830,546
Proceeds from maturities and calls of securities available-for-sale	2,500,000	2,335,000	800,000
Decrease (increase) in interest bearing deposits in banks	(9,688,233)	1,316,834	1,101,638
Decrease (increase) in loans	1,063,000	-	(170,000)
Purchase of bank premises and equipment	(6,282)	(36,059)	(406,588)
Investment in bank subsidiaries	(750,000)	(160,000)	(550,000)
Net cash provided by (used in) investing activities	1,667,640	954,748	(288,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(10,087,229)	(9,704,835)	(8,599,597)
Proceeds from issuance of stock	98,921	127,013	287,937
Net cash used in financing activities	(9,988,308)	(9,577,822)	(8,311,660)

Net increase in cash and cash equivalents	43,149	27,021	1,170

CASH AND DUE FROM BANKS
Beginning	35,174	8,153	6,983
Ending	$78,323	$35,174	$8,153

Note 14.	Selected Quarterly Financial Data (Unaudited)

	2007
	March 31	June 30	September 30	December 31

Total interest income	$11,525,367	$11,910,093	$12,003,252	$12,123,366
Total interest expense	5,817,365	6,006,434	6,022,049	5,691,282
Net interest income	5,708,002	5,903,659	5,981,203	6,432,084
Provision (credit) for loan losses	9,728	143,877	(264,131)	16,426
Net income	2,521,014	2,827,431	2,938,539	2,722,118
Basic and diluted earnings per common share	0.27	0.30	0.31	0.29

	2006
	March 31	June 30	September 30	December 31

Total interest income	$10,629,614	$10,977,629	$11,264,945	$11,423,504
Total interest expense	4,778,803	5,225,682	5,608,475	5,692,568
Net interest income	5,850,811	5,751,947	5,656,470	5,730,936
Provision (credit) for loan losses	29,624	(302,854)	45,859	44,685
Net income	2,912,368	2,764,818	2,545,572	2,720,859
Basic and diluted earnings per common share	0.31	0.29	0.27	0.29

Note 15.	Stock Repurchase Program

The Board of Directors of the Company approved a stock repurchase program on November 14, 2007.  The Company has a strong capital position and this program provides an opportunity to repurchase Company stock on the open market when it is deemed to be favorably priced for repurchase.  The program authorizes the repurchase of up to 100,000 shares during the calendar year 2008, or approximately 1% of 9,429,580 shares of common stock presently outstanding.  The repurchases will be made in open market transactions at the discretion of management using Company cash.  The timing and actual number of shares purchased will depend on a variety of factors such as price, the Company’s liquidity position and other market conditions.  The program may be limited or discontinued at any time without notice.  The Company did not repurchase any shares in 2007.

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

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s annual report on internal control over financial reporting is contained in Item 8 of this Report.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Refer to the information under the caption "Information Concerning Nominees for Election as Directors" and "Information Concerning Directors Other Than Nominees" contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 30, 2008, as filed with the SEC on March 19, 2008 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

Code of Ethics

The Company has adopted an Ethics and Confidentiality Policy that applies to all directors, officers and employees of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company. A copy of this policy is posted on the Company's website at www.amesnational.com.  In the event that the Company makes any amendments to, or grants any waivers of, a provision of the Ethics and Confidentiality Policy that requires disclosure under applicable SEC rules, the Company intends to disclose such amendments or waiver and the reasons therefor on its website.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Report of Clifton Gunderson LLP, Independent Registered Public Accounting Firm
Report of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2007 and 2006
Consolidated Statements of Income for the Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)		List of Exhibits.

		3.1	- Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K as filed June 16, 2005)
		3.2	- Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to Form 8-K as filed February 19, 2008)
		10.1	- Management Incentive Compensation Plan (incorporated by reference to Exhibit 10 filed with the Company’s Annual Report on Form 10K for the year ended December 31, 2002)*
		16	- Letter regarding change in certifying Accountant (incorporated by reference to Exhibit 16 to Form 8-K as filed February 13, 2006)
		21	- Subsidiaries of the Registrant
		23.1	- Consent of Independent Registered Public Accounting Firm
		23.2	- Consent of Independent Registered Public Accounting Firm
		31.1	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		31.2	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
		32.1	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
		32.2	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
* Indicates a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMES NATIONAL CORPORATION

March 14, 2008	By:	/s/ Thomas H. Pohlman
Thomas H. Pohlman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 14, 2008.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, President and Director
(Principal Executive Officer)

/s/ John P. Nelson
John P. Nelson, Vice President
(Principal Financial and Accounting Officer)

/s/ Daniel L. Krieger
Daniel L. Krieger, Chairman of the Board

/s/ Betty A. Baudler Horras
Betty A. Baudler Horras, Director

/s/ Robert L. Cramer
Robert L. Cramer, Director

/s/ Douglas C. Gustafson
Douglas C. Gustafson, Director

/s/ Charles D. Jons
Charles D. Jons, Director

/s/ Steven D. Forth
Steven D. Forth, Director

/s/ James R. Larson II
James R. Larson II, Director

/s/ Warren R. Madden
Warren R. Madden, Director

/s/ Larry A. Raymon
Larry A. Raymon, Director

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