Form 10-Q
period 2008-03-31
AMES NATIONAL CORP
filed 2008-05-12
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,429,580
(Class)	(Shares Outstanding at May 1, 2008)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
ASSETS	2008	2007

Cash and due from banks	$26,945,087	$26,044,577
Federal funds sold	32,500,000	5,500,000
Interest bearing deposits in financial institutions	1,586,397	634,613
Securities available-for-sale	356,097,147	339,942,064
Loans receivable, net	459,930,349	463,651,000
Loans held for sale	678,764	344,970
Bank premises and equipment, net	13,250,460	13,446,865
Accrued income receivable	7,568,233	8,022,900
Deferred income taxes	-	929,326
Other assets	2,891,263	3,074,833

Total assets	$901,447,700	$861,591,148

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$79,858,986	$80,638,995
NOW accounts	174,726,257	160,672,326
Savings and money market	171,956,858	162,291,544
Time, $100,000 and over	107,276,114	109,189,660
Other time	175,816,848	177,326,270
Total deposits	709,635,063	690,118,795

Federal funds purchased and securities sold under agreements to repurchase	31,369,621	30,033,321
Other short-term borrowings	386,800	737,420
Long-term borrowings	39,500,000	24,000,000
Dividend payable	2,640,282	2,545,987
Deferred income taxes	384,548	-
Accrued expenses and other liabilities	5,029,049	4,135,102
Total liabilities	788,945,363	751,570,625

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares;9,429,580 shares issued and outstanding as of March 31, 2008 and December 31, 2007	18,859,160	18,859,160
Additional paid-in capital	22,588,691	22,588,691
Retained earnings	66,943,362	66,683,016
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	4,111,124	1,889,656
Total stockholders' equity	112,502,337	110,020,523

Total liabilities and stockholders' equity	$901,447,700	$861,591,148

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Interest and dividend income
Loans, including fees	$7,818,231	$7,573,206
Securities:
Taxable	2,509,212	2,337,115
Tax-exempt	1,346,841	1,194,326
Federal funds sold	43,485	30,152
Dividends	296,494	390,568
Total interest income	12,014,263	11,525,367

Interest expense:
Deposits	4,427,567	5,325,205
Other borrowed funds	595,626	492,160
Total interest expense	5,023,193	5,817,365

Net interest income	6,991,070	5,708,002

Provision for loan losses	109,699	9,728

Net interest income after provision for loan losses	6,881,371	5,698,274

Noninterest income:
Trust department income	437,267	383,345
Service fees	429,338	428,614
Securities gains, net	21,369	453,523
Gain on sales of loans held for sale	186,292	104,100
Merchant and ATM fees	153,221	137,674
Other	164,727	140,878
Total noninterest income	1,392,214	1,648,134

Noninterest expense:
Salaries and employee benefits	2,579,908	2,499,953
Data processing	545,875	550,442
Occupancy expenses	428,101	321,404
Other operating expenses	704,811	703,150
Total noninterest expense	4,258,695	4,074,949

Income before income taxes	4,014,890	3,271,459

Provision for income taxes	1,114,262	750,445

Net income	$2,900,628	$2,521,014

Basic and diluted earnings per share	$0.31	$0.27

Dividends declared per share	$0.28	$0.27

Comprehensive income	$5,122,096	$2,194,862

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,900,628	$2,521,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	109,699	9,728
Amortization and accretion	(82,093)	(38,225)
Depreciation	290,090	207,666
Provision for deferred taxes	9,200	5,263
Securities gains, net	(21,369)	(453,523)
Change in assets and liabilities:
Decrease (increase) in loans held for sale	(333,794)	4,949
Decrease in accrued income receivable	454,667	313,646
Decrease (increase) in other assets	183,570	(74,060)
Increase in accrued expenses and other liabilities	893,344	821,820
Net cash provided by operating activities	4,403,942	3,318,278

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(42,884,029)	(12,459,950)
Proceeds from sale of securities available-for-sale	7,684,438	2,744,387
Proceeds from maturities and calls of securities available-for-sale	22,674,112	9,665,997
Net decrease in interest bearing deposits in financial institutions	(951,784)	524,183
Net increase in federal funds sold	(27,000,000)	(874,000)
Net decrease (increase) in loans	3,610,952	(15,226,242)
Purchase of bank premises and equipment	(93,685)	(1,361,515)
Net cash used in investing activities	(36,959,996)	(16,987,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	19,516,871	9,242,851
Increase in federal funds purchased and securities sold under agreements to repurchase	1,336,300	9,451,023
Increase (decrease) in other borrowings, net	15,149,380	(513,367)
Dividends paid	(2,545,987)	(2,450,503)
Net cash provided by financing activities	33,456,564	15,730,004

Net increase in cash and cash equivalents	900,510	2,061,142

CASH AND DUE FROM BANKS
Beginning	26,044,577	16,510,082
Ending	$26,945,087	$18,571,224

Cash payments for:
Interest	$5,216,045	$5,866,106
Income taxes	99,724	100,638

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.              Significant Accounting Policies

The consolidated financial statements for the three month periods ended March 31, 2008 and 2007 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.             Dividends

On February 13, 2008, the Company declared a cash dividend on its common stock, payable on May 15, 2008 to stockholders of record as of May 1, 2008, equal to $0.28 per share.

3.             Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2008 and 2007 were 9,429,580 and 9,425,013, respectively.

4.             Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2007.

5.             Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which requires disclosures for those assets and liabilities carried in the balance sheet on a fair value basis.  The Financial Accounting Standard Board (FASB) has deferred the effective date of SFAS No. 157 until 2009 for nonfinancial assets and liabilities which are recognized at fair value on a nonrecurring basis.  For the Company, this deferral applies to other real estate owned.  The Company’s balance sheet contains securities available for sale at fair value.

SFAS No. 157 requires that assets and liabilities carried at fair value also be classified and disclosed according to the process for determining fair value.  There are three levels of determining fair value.

Level 1 uses quoted market prices in active markets for identical assets or liabilities.

Level 2 uses observable market based inputs or unobservable inputs that are corroborated by market data.

Index

Level 3 uses unobservable inputs that are not corroborated by market data.

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2008:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Securities available for sale	$356,097,147	$102,571,669	$253,525,478	$-

Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the securities credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury and other U.S. Government sponsored agency securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. government agencies mortgage-backed securities (including pools and collateralized mortgage obligations), municipal bonds, and corporate debt securities.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by caption and by level with the SFAS No. 157 valuation hierarchy as of March 31, 2008:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Loans	$6,121,000	$-	$-	$6,121,000

Loans consist of impaired credits held for investment.  Impaired loans are valued by management based on collateral values underlying the loans.  Management uses original appraised values and adjusts for trends observed in the market.

Index

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

The Company does not engage in any material business activities apart from its ownership of the Banks.  Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker dealer.  The Company employs twelve individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 184 full-time equivalent individuals employed by the Banks.

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

The Company earned net income of $2,901,000, or $0.31 per share for the three months ended March 31, 2008, compared to net income of $2,521,000, or $0.27 per share, for the three months ended March 31, 2007, an increase of 15%.  The increase in net income can be primarily attributed to an improving net interest margin.  The improvement in margin was due to increased loan demand, improved investment yields, lower interest rates on deposits and higher non-interest bearing deposits balances compared to one year ago.  Net interest income for the first quarter increased $1,283,000, or 22%.  Interest income increased 4% while interest expense fell 14% compared to the same quarter last year.

Non-interest income decreased $256,000, or 16%, as the result of lower net securities gains.  Gains on loans held for sale and trust department income were up 79% and 14%, respectively.

Non-interest expense was 5% higher in the first quarter of 2008 primarily due to higher costs of employee salaries and occupancy costs associated with the opening of First National Bank’s Ankeny office.  The Ankeny office was opened in May of 2007.

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

•
Banks have historically earned higher levels of net interest income by investing in longer term loans and securities at higher yields and paying lower deposit expense rates on shorter maturity deposits.  However, the difference between the yields on short term and long term investments was very low for much of 2006 and 2007, making it more difficult to manage net interest margins.  While this difference in long term and short term yields improved in the first quarter of 2008, if this difference was to narrow or invert during the remainder of 2008, the Company’s net interest margin may compress and net interest income may be negatively impacted.  Historically, management has been able to position the Company’s assets and liabilities to earn a satisfactory net interest margin during periods when the yield curve is flat or inverted by appropriately managing credit spreads on loans and maintaining adequate liquidity to provide flexibility in an effort to hold down funding costs.  Management would seek to follow a similar approach in dealing with this challenge for the remainder of 2008.

•
While interest rates declined in the first quarter of 2008 and may continue to decline during 2008, interest rates will eventually increase and may present a challenge to the Company.  Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

•
A substandard performance in the Company’s equity portfolio could lead to a reduction in the historical level of realized security gains, thereby negatively impacting the Company’s earnings.  The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial stocks with an estimated fair market value of approximately $15 million as of March 31, 2008.  The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.  The Company had $4 million in money market account balances (at the holding company level on an unconsolidated basis) as of March 31, 2008 as a result of fourth quarter 2007 stock sales to divest of several stocks in the portfolio.  The remaining proceeds will be reinvested in 2008 as suitable investments are identified.

•
The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2007 and the first quarter of 2008 and contributed to the Company’s increased level of non-performing loans.  Presently, the Company has $2.6 million in impaired loans with two Des Moines development companies with specific reserves totaling $41,000; however, $402,000 was charged-off in the fourth quarter of 2007 relating to one of these borrowers.  The Company has additional credit relationships with real estate developers in the Des Moines area that presently, have collateral values sufficient to cover loan balances.  However, the loans may become impaired in the future if economic conditions do not improve or become worse.  As of March 31, 2008, the Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

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

Selected Indicators for the Company and the Industry

	Quarter Ended	Year Ended December 31,
	March 31, 2008	2007		2006		2005
	Company	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.33%	1.30%	0.86%	1.34%	1.28%	1.40%	1.28%

Return on equity	10.38%	9.89%	8.17%	9.99%	12.34%	10.57%	12.46%

Net interest margin	3.78%	3.39%	3.29%	3.29%	3.31%	3.56%	3.49%

Efficiency ratio	50.80%	53.71%	59.37%	52.27%	56.79%	49.09%	57.24%

Capital ratio	12.85%	13.20%	7.98%	13.38%	8.23%	13.21%	8.25%

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.33% and 1.21%, respectively, for the three month periods ending March 31, 2008 and 2007.  The ratio improved in 2008 from the previous year as the result of improved net interest income.

Index

•	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 10.38% and 9.00%, respectively for the three month periods ending March 31, 2008 and 2007.

•	Net Interest Margin

The net interest margin for the three months ended March 31, 2008 was 3.78% compared to 3.27% for the three months ended March 31, 2007.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The Company’s net interest margin has improved primarily as the result of lower interest expense on deposits and other borrowings.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio compares favorably to the industry’s average and was 50.80% and 55.40% for the three months ended March 31, 2008 and 2007, respectively.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2007:

Quarterly Net Income Declines to a 16-Year Low

Record-high loan-loss provisions, record losses in trading activities and goodwill impairment expenses combined to dramatically reduce earnings at a number of FDIC-insured institutions in the fourth quarter of 2007. Fourth-quarter net income of $5.8 billion was the lowest amount reported by the industry since the fourth quarter of 1991, when earnings totaled $3.2 billion. It was $29.4 billion (83.5%) less than insured institutions earned in the fourth quarter of 2006. The average return on assets (ROA) in the quarter was 0.18%, down from 1.20% a year earlier. This is the lowest quarterly ROA since the fourth quarter of 1990, when it was a negative 0.19%. Insured institutions set aside a record $31.3 billion in provisions for loan losses in the fourth quarter, more than three times the $9.8 billion they set aside in the fourth quarter of 2006. Trading losses totaled $10.6 billion, marking the first time that the industry has posted a quarterly net trading loss. In the fourth quarter of 2006, the industry had trading revenue of $4.0 billion. Expenses for goodwill and other intangibles totaled $7.4 billion, compared to $1.6 billion a year earlier. Against these negative factors, net interest income remained one of the few positive elements in industry performance. Net interest income for the fourth quarter totaled $92.0 billion, an 11.8-percent ($9.7 billion) year-over-year increase.

Index

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

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended March 31, 2008 and 2007:

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

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

		2008			2007
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)

Interest-earning assets

Loans 1
Commercial	$79,728	$1,366	6.85%	$76,174	$1,516	7.96%
Agricultural	32,817	615	7.50%	31,717	660	8.32%
Real estate	332,684	5,452	6.56%	309,525	5,014	6.48%
Installment and other	23,899	385	6.44%	23,493	383	6.52%
Total loans (including fees)	$469,128	$7,818	6.67%	$440,909	$7,573	6.87%

Investment securities
Taxable	$204,955	$2,602	5.08%	$212,557	$2,460	4.63%
Tax-exempt 2	144,729	2,358	6.52%	136,833	2,225	6.50%
Total investment securities	$349,684	$4,959	5.67%	$349,390	$4,685	5.36%

Interest bearing deposits with banks	$1,490	$19	5.10%	$1,047	$16	6.11%
Federal funds sold	6,377	43	2.70%	3,111	30	3.86%
Total interest-earning assets	$826,679	$12,839	6.21%	$794,457	$12,304	6.19%

Non-interest-earning assets	43,360			41,787

TOTAL ASSETS	$870,039			$836,244

1 Average loan balances include nonaccrual loans, if any.  Interest income on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

Three Months Ended March 31,

		2008			2007
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

Interest-bearing liabilities

Deposits
Savings, NOW accounts, and money markets	$315,748	$1,221	1.55%	$316,128	$2,103	2.66%
Time deposits < $100,000	177,228	1,931	4.36%	182,108	1,944	4.27%
Time deposits > $100,000	110,350	1,276	4.63%	105,294	1,278	4.85%
Total deposits	$603,326	$4,428	2.94%	$603,530	$5,325	3.53%
Other borrowed funds	68,779	596	3.47%	43,906	492	4.48%
Total interest-bearing liabilities	$672,105	$5,024	2.99%	$647,436	$5,817	3.59%

Non-interest-bearing liabilities
Demand deposits	$75,978			$68,770
Other liabilities	10,134			7,966

Stockholders' equity	$111,822			$112,072

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$870,039			$836,244

Net interest: income / margin		$7,815	3.78%		$6,487	3.27%
Spread Analysis
Interest income/average assets	$12,839	5.90%		$12,304	5.89%
Interest expense/average assets	$5,024	2.31%		$5,817	2.78%
Net interest income/average assets	$7,815	3.59%		$6,487	3.10%

Index

Net Interest Income

For the three months ended March 31, 2008 and 2007, the Company's net interest margin adjusted for tax exempt income was 3.78% and 3.27%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2008 and March 31, 2007 totaled $6,991,000 and $5,708,000, respectively.

For the quarter ended March 31, 2008, net interest income increased $1,283,000 or 22% when compared to the same period in 2007.  Interest income increased $489,000 or 4% over that same time frame.  The increase in interest income was primarily attributable to improved loan volume and higher investment yields.

Interest expense decreased $794,000 or 14% for the quarter ended March 31, 2008 when compared to the same period in 2007. The lower interest expense for the quarter is primarily attributable to lower rates on total deposits and other borrowings as market interest rates decreased from one year ago.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2008 was $110,000 compared to $10,000 during the same period last year.

Non-interest Income and Expense

Non-interest income decreased $256,000, or 16%, as the result of lower net securities gains.  The lower net securities gains were partially offset by higher gains on the sale of loans and improved trust income.

Non-interest expense was 5% higher in the first quarter of 2008 primarily as the result of non-interest expenses associated with operating the Ankeny office of First National Bank that was opened in May of 2007.  The efficiency ratio for the three months ended March 31, 2008 and 2007 was 50.80% and 55.40%, respectively.  The improvement in the efficiency ratio was the result of improved net interest income.

Income Taxes

The provision for income taxes for March 31, 2008 and March 31, 2007 was $1,114,000 and $750,000, respectively. This amount represents an effective tax rate of 28% for the three months ended March 31, 2008 versus 23% for the same quarter in 2007.  The Company's marginal federal tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

As of March 31, 2008, total assets were $901,448,000, a $39,857,000 increase compared to December 31, 2007.  Asset growth was concentrated in federal funds sold and securities available for sale that was funded with a higher level of long-term borrowings and temporary public fund deposit balances associated with the collection of property taxes.

Investment Portfolio

The investment portfolio totaled $356,097,000 as of March 31, 2008, 5% higher than the December 31, 2007 balance of $339,942,000.

Index

Loan Portfolio

Loan volume declined $3,721,000, or 1%, during the quarter as net loans totaled $459,930,000 as of March 31, 2008 compared to $463,651,000 as of December 31, 2007.

Deposits

Deposits totaled $709,635,000 as of March 31, 2008, an increase of $19,516,000 from December 31, 2007.  Much of the increase is related to public fund deposits included in the interest bearing checking (NOW) accounts.

Other Borrowed Funds

Long-term borrowings totaled $39,500,000 as of March 31, 2008, $15,500,000 higher than December 31, 2007.  The increase is attributable to Federal Home Loan Bank borrowings.  Securities sold under agreements to repurchase were up 4% from year end.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2007.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on March 31, 2008 totaled $459,930,000 compared to $463,651,000 as of December 31, 2007.  Net loans comprise 51% of total assets as of March 31, 2008.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 0.96% is below that of the Company’s peer group of 406 bank holding companies with assets of $500 million to $1 billion as of December 31, 2007 of 1.0%.

Net impaired loans totaled $6,121,000 as of March 31, 2008 compared to $5,238,000 as of December 31, 2007.  Several loans that were classified as potential problem loans as of December 31, 2007 were moved to the impaired classification for March 31, 2008.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment under FAS 114.  As of March 31, 2008, non-accrual loans totaled $3,886,000, loans past due 90 days and still accruing totaled $522,000, and restructured debt of $376,000.  This compares to non accrual of $3,249,000, loans past due 90 days and still accruing of $1,300,000, no restructured debt on December 31, 2007.  Other real estate owned totaled $2,658,000 and $2,846,000 as of March 31, 2008 and December 31, 2007, respectively.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2008 and December 31, 2007 was 1.26% and 1.23%, respectively. The allowance for loan and lease losses totaled $5,847,000 and $5,781,000 as of March 31, 2008 and December 31, 2007, respectively.  Net charge-offs for the most recent quarter end totaled $43,000 compared to the $7,000 for the three month period ended March 31, 2007.

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

As of March 31, 2008, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review the Company’s Current Liquidity Sources
•	Review of the Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for March 31, 2008 and December 31, 2007 totaled $61,031,000 and $32,179,000, respectively.  A higher level of federal funds sold related to temporary public fund deposits was the primary reason for the increase.

Other sources of liquidity available to the Banks as of March 31, 2008 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $42,551,000 and federal funds borrowing capacity at correspondent banks of $99,500,000 with no current outstanding federal fund balances. The Company had securities sold under agreements to repurchase totaling $31,370,000, FHLB advances of $19,500,000, and long-term repurchase agreements of $20,000,000 as of March 31, 2008.

Total investments as of March 31, 2008 were $356,097,000 compared to $339,942,000 as of year-end 2007.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of March 31, 2008.

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

Review of Statements of Cash Flows

Operating cash flows for March 31, 2008 and 2007 totaled $4,404,000 and $3,318,000, respectively.  The primary variance in operating cash flows for the first three months of 2008 compared to the same period one year ago relates to higher level of income with a lower level of net securities gains.

Net cash used in investing activities through March 31, 2008 and 2007 was $36,960,000 and $16,987,000, respectively.  Additional growth in the investment portfolio was the most significant use of cash in the first quarter of 2008 while the temporary investment in federal funds sold was the largest use of cash for investing activities in the current quarter.

Net cash provided by financing activities for March 31, 2008 and 2007 totaled $33,457,000 and $15,730,000, respectively.  A higher level of deposits and long-term borrowings are the largest source of financing cash flows for the three months ended March 31, 2008 while deposits and repurchase agreements were the most significant in 2007.  As of March 31, 2008, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the quarter ended March 31, 2008, dividends paid by the Banks to the Company amounted to $2,216,000 compared to $2,211,000 for the same period in 2007.  In 2007, dividends paid by the Banks to the Company amounted to $8,849,000 through December 31, 2007 compared to $8,734,000 for the year ended December 31, 2006. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $30,516,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flows needs as of March 31, 2008 that is a concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2008 totaled $112,502,000 and was higher than the $110,021,000 recorded as of December 31, 2007.  At March 31, 2008 and December 31, 2007, stockholders’ equity as a percentage of total assets was 12.48% and 12.77%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of March 31, 2008.

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

Item 3.                                Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2008 changed significantly when compared to 2007.

Item 4.                                Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2008.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company’s internal controls over financial reporting.

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

AMES NATIONAL CORPORATION

DATE: May 12, 2008	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, President
Principal Executive Officer

	By:	/s/ John P. Nelson

John P. Nelson, Vice President
Principal Financial Officer