Form 10-Q
period 2008-06-30
AMES NATIONAL CORP
filed 2008-08-08
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,432,915
(Class)	(Shares Outstanding at August 1, 2008)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)

ASSETS	June 30, 2008	December 31, 2007

Cash and due from banks	$22,902,276	$26,044,577
Federal funds sold	15,400,000	5,500,000
Interest bearing deposits in financial institutions	6,138,140	634,613
Securities available-for-sale	342,882,987	339,942,064
Loans receivable, net	457,513,612	463,651,000
Loans held for sale	2,202,265	344,970
Bank premises and equipment, net	12,987,331	13,446,865
Accrued income receivable	6,669,250	8,022,900
Deferred income taxes	3,243,733	929,326
Other assets	2,410,024	3,074,833

Total assets	$872,349,618	$861,591,148

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$81,306,466	$80,638,995
NOW accounts	169,262,133	160,672,326
Savings and money market	162,606,100	162,291,544
Time, $100,000 and over	97,770,417	109,189,660
Other time	168,081,658	177,326,270
Total deposits	679,026,774	690,118,795

Federal funds purchased and securities sold under agreements to repurchase	39,374,666	30,033,321
Other short-term borrowings	685,072	737,420
Long-term borrowings	39,500,000	24,000,000
Dividend payable	2,641,216	2,545,987
Accrued expenses and other liabilities	4,219,903	4,135,102
Total liabilities	765,447,631	751,570,625

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,432,915 and 9,429,580 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	18,865,830	18,859,160
Additional paid-in capital	22,651,222	22,588,691
Retained earnings	66,169,346	66,683,016
Accumulated other comprehensive income (loss)-net unrealized gain (loss) on securities available-for-sale	(784,411)	1,889,656
Total stockholders' equity	106,901,987	110,020,523

Total liabilities and stockholders' equity	$872,349,618	$861,591,148

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans	$7,331,295	$7,864,594	$15,149,526	$15,437,801
Securities
Taxable	2,480,918	2,322,316	4,990,127	4,659,405
Tax-exempt	1,261,287	1,189,988	2,608,128	2,384,314
Federal funds sold	90,962	149,213	134,449	179,390
Dividends	373,243	383,982	669,737	774,550

Total interest income	11,537,705	11,910,093	23,551,967	23,435,460

Interest expense:
Deposits	3,647,078	5,483,677	8,074,644	10,808,882
Other borrowed funds	533,972	522,757	1,129,599	1,014,917

Total interest expense	4,181,050	6,006,434	9,204,243	11,823,799

Net interest income	7,356,655	5,903,659	14,347,724	11,611,661

Provision for loan losses	818,995	143,877	928,694	153,605

Net interest income after provision for loan losses	6,537,660	5,759,782	13,419,030	11,458,056

Non-interest income:
Trust department income	393,886	721,320	831,153	1,104,665
Service fees	451,594	474,593	880,932	903,207
Securities gains (losses), net	(1,435,019)	452,554	(1,413,649)	906,077
Gain on sale of loans held for sale	200,246	195,004	386,539	298,105
Merchant and ATM fees	160,782	144,611	314,002	282,285
Other	212,176	142,783	376,902	284,661

Total non-interest income (loss)	(16,335)	2,130,865	1,375,879	3,778,999

Non-interest expense:
Salaries and employee benefits	2,501,007	2,563,314	5,080,915	5,063,267
Data processing	624,485	557,915	1,170,360	1,108,357
Occupancy expenses	377,965	300,084	806,066	621,488
Other operating expenses	763,770	731,223	1,468,580	1,434,372

Total non-in expense	4,267,227	4,152,536	8,525,921	8,227,484

Income before income taxes	2,254,098	3,738,111	6,268,988	7,009,571

Income tax expense	386,897	910,680	1,501,159	1,661,126

Net income	$1,867,201	$2,827,431	$4,767,829	$5,348,445

Basic and diluted earnings per share	$0.20	$0.30	$0.51	$0.57

Declared dividends per share	$0.28	$0.27	$0.56	$0.54

Comprehensive income (loss)	$(3,028,334)	$668,961	$2,093,895	$2,799,602

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cashflows
(unaudited)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,767,829	$5,348,445
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	928,694	153,605
Amortization and accretion	(128,599)	(97,359)
Depreciation	581,737	495,565
Provision for deferred taxes	(743,925)	5,264
Securities losses (gains), net	1,413,649	(906,077)
Change in assets and liabilities:
Increase in loans held for sale	(1,857,295)	(1,568,328)
Decrease in accrued income receivable	1,353,650	159,227
Decrease (increase) in other assets	664,809	(116,251)
Increase in accrued expenses and other liabilities	84,801	327,667
Net cash provided by operating activities	7,065,350	3,801,758

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(113,479,346)	(37,789,276)
Proceeds from sale of securities available-for-sale	49,909,764	4,383,029
Proceeds from maturities and calls of securities available-for-sale	55,099,059	32,789,825
Net decrease (increase) in interest bearing deposits in financial institutions	(5,503,527)	533,783
Net decrease (increase) in federal funds sold	(9,900,000)	13,100,000
Net decrease (increase) in loans	5,208,694	(12,351,126)
Purchase of bank premises and equipment	(122,203)	(1,639,741)
Net cash used in investing activities	(18,787,559)	(973,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in deposits	(11,092,021)	(9,700,752)
Increase in federal funds purchased and securities sold under agreements to repurchase	9,341,345	14,697,862
Increase (decrease) in other borrowings, net	15,447,652	(183,346)
Dividends paid	(5,186,269)	(4,995,257)
Proceeds from issuance of common stock	69,201	98,921
Net cash provided by (used in) financing activities	8,579,908	(82,572)

Net increase (decrease) in cash and cash equivalents	(3,142,301)	2,745,680

CASH AND DUE FROM BANKS
Beginning	26,044,577	16,510,082
Ending	$22,902,276	$19,255,762

Cash payments for:
Interest	$8,502,724	$12,207,048
Income taxes	2,393,024	1,567,209

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and six month periods ended June 30, 2008 and 2007 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Dividends

On May 14, 2008, the Company declared a cash dividend on its common stock, payable on August 15, 2008 to stockholders of record as of August 1, 2008, equal to $0.28 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2008 and 2007 were 9,430,131 and 9,425,767, respectively.  The weighted average outstanding shares for the six months ended June 30, 2008 and 2007 were 9,429,855 and 9,425,391, respectively.

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

Index

Level 2 uses observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2008:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Securities available for sale	$342,883,000	$82,749,000	$260,134,000	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by caption and by level with the SFAS No. 157 valuation hierarchy as of June 30, 2008:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Loans	$14,010,000	$-	$-	$14,010,000

Loans in the table above consist of impaired credits held for investment.  Impaired loans are valued by management based on collateral values underlying the loans.  Management uses original appraised values and adjusts for trends observed in the market.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not adopted the fair value option of SFAS No. 159 on any financial instruments thus far in 2008.

Index

6.	Investment Securities Impairment

Non-interest income for the quarter and six months ended June 30, 2008 was negatively impacted by net security losses of $1,435,000 and $1,414,000, respectively.  Second quarter 2008 results included impairment charges related to the Company’s investment in Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) preferred stock and MGIC Investment Corporation’s bonds. The carrying values of the preferred stock and the MGIC corporate bonds have been written down to their fair market value of $6.7 million and $2.8 million, respectively.

7.	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (FAS 161).  FAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance, and cash flows.  The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  Because FAS 161 amends only the disclosure requirements for derivative instruments and hedged items, and the Company has limited derivative activity, the adoption of FAS 161 is not expected to materially affect the Company’s consolidated financial statements.

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

The Company had net income of $1,867,000, or $0.20 per share, for the three months ended June 30, 2008, compared to net income of $2,827,000, or $0.30 per share, for the three months ended June 30, 2007.  Second quarter 2008 results included impairment charges related to the Company’s investment in Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) preferred stock and MGIC Investment Corporation’s bonds. The carrying values of the preferred stock and the MGIC corporate bonds have been written down to their fair market value of $6.7 million and $2.8 million, respectively, as of June 30, 2008, causing a net securities loss of $1,435,000, or $0.15 per share, for the quarter.  Other items that lowered income for the quarter included the provision for loan losses which was $819,000 as compared to $144,000 for June 30, 2007 and lower trust department income recorded in 2008.

Index

Positive income items for the quarter included net interest income that was significantly higher exceeding the second quarter of 2007 by $1,453,000 or 25%.  The net interest margin for the quarter ended June 30, 2008 was 3.91%, compared to 3.31% for the second quarter of 2007.  Also, net loan charge-offs for the quarter totaled $57,000, compared to net recoveries of $10,000 in the second quarter of 2007.

For the six month period ending June 30, 2008, the Company earned net income of $4,768,000, or $0.51 per share, an 11% decrease from the net income of $5,348,000, or $0.57 per share, earned a year ago.  The lower earnings are primarily attributable to the net security losses and higher provision for loan losses.  Partially offsetting these expense items was an increase in net interest income for the six month period of $2,736,000 compared to the same six month period in 2007.  The improvement in the net interest income is attributable to lower funding costs as market interest rates paid on deposits have been more favorable for the Company in 2008.

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

•
The Company and affiliate banks have invested in FHLMC and FNMA preferred stock and other corporate bond issues whose financial condition may further deteriorate requiring additional impairment charges.  Additional impairment charges may be necessary on investment securities in future periods if financial and economic conditions do not improve as perceived by bond and equity investors.

•
Banks have historically earned higher levels of net interest income by investing in longer term loans and securities at higher yields and paying lower deposit expense rates on shorter maturity deposits.  However, the difference between the yields on short term and long term investments was very low for much of 2006 and 2007, making it more difficult to manage net interest margins.  While this difference in long term and short term yields improved in 2008, if this difference was to narrow or invert during the remainder of 2008, the Company’s net interest margin may compress and net interest income may be negatively impacted.  Historically, management has been able to position the Company’s assets and liabilities to earn a satisfactory net interest margin during periods when the yield curve is flat or inverted by appropriately managing credit spreads on loans and maintaining adequate liquidity to provide flexibility in an effort to hold down funding costs.  Management would seek to follow a similar approach in dealing with this challenge for the remainder of 2008.

•
Yields on U.S. Treasury securities with maturities of 2 to 5 years increased on average 100 basis points as of June 30, 2008 compared March 31, 2008.  Increasing market interest rates may present a challenge to the Company if they were to rise significantly in a short period of time.  Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

Index

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

•
A substandard performance in the Company’s equity portfolio could lead to a reduction in the historical level of realized security gains, thereby negatively impacting the Company’s earnings.  The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial stocks with an estimated fair market value of approximately $15 million as of June 30, 2008.  The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.

•
The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2007 and the first half of 2008.  This deterioration has contributed to the Company’s increased level of non-performing loans.  Presently, the Company has $11.8 million in impaired loans with four Des Moines development companies with specific reserves totaling $207,000.  The Company has additional credit relationships with real estate developers in the Des Moines area that presently, have collateral values sufficient to cover loan balances.  However, the loans may become impaired in the future if economic conditions do not improve or become worse.  As of June 30, 2008, the Company has a limited number of such credits and is actively engaged with the customers to minimize credit risks.

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

Selected Indicators for the Company and the Industry

	June 30, 2008		March 31, 2008		Years Ended December 31,
	3 Months Ended	6 Months Ended	3 Months Ended		2007		2006
	Company	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	0.85%	1.09%	1.33%	0.59%	1.30%	0.86%	1.34%	1.28%

Return on equity	6.70%	8.54%	10.38%	5.72%	9.89%	8.17%	9.99%	12.34%

Net interest margin	3.91%	3.85%	3.78%	3.33%	3.39%	3.29%	3.29%	3.31%

Efficiency ratio	58.13%	54.22%	50.80%	56.73%	53.71%	59.37%	52.27%	56.79%

Capital ratio	12.71%	12.78	12.85%	7.87%	13.20%	7.98%	13.38%	8.23%

*Latest available data

Index

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 0.85% and 1.33%, respectively, for the three month periods ending June 30, 2008 and 2007.  The decline in this ratio in 2008 from the previous year is the result of net security losses and higher provision expense for the allowance for loan losses.

•	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 6.70% and 10.09%, respectively for the three month periods ending June 30, 2008 and 2007.  Higher provision expense for the allowance for loan losses and net securities losses in 2008 also caused this profitability ratio to decline compared to the same period in 2007.

•	Net Interest Margin

The net interest margin for the three months ended June 30, 2008 was 3.91% compared to 3.31% for the three months ended June 30, 2007.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The Company’s net interest margin has improved primarily as the result of lower interest expense on deposits and other borrowings.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 58.13% and 51.68% for the three months ended June 30, 2008 and 2007, respectively and increased primarily as the result the net security losses.

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

Index

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2008:

Real Estate Troubles Hold Down Earnings

Deteriorating asset quality concentrated in real estate loan portfolios continued to take a toll on the earnings performance of many insured institutions in first quarter 2008. Higher loss provisions were the primary reason that industry earnings for the quarter totaled only $19.3 billion, compared to $35.6 billion a year earlier. FDIC-insured commercial banks and savings institutions set aside $37.1 billion in loan-loss provisions during the quarter, more than four times the $9.2 billion set aside in first quarter 2007.  Provisions absorbed 24% of the industry’s net operating revenue (net interest income plus total noninterest income) in the quarter, compared to only 6% in the first quarter of 2007. The average return on assets (ROA) was 0.59%, falling from 1.20% in first quarter 2007. The first quarter’s ROA is the second-lowest since fourth quarter 1991. The downward trend in profitability was relatively broad; slightly more than half of all insured institutions (50.4%) reported year-over-year declines in quarterly earnings. However, the brunt of the earnings decline was borne by larger institutions. Almost two out of every three institutions with more than $10 billion in assets (62.4%) reported lower net income in the first quarter, and four large institutions accounted for more than half of the $16.3-billion decline in industry net income.

Charge-Off Rate Climbs to Five-Year High

Insured institutions charged off $19.6 billion (net) during the first quarter, an increase of $11.4 billion (139.1%) over the first quarter of 2007. This is the second consecutive quarter of very high net charge-offs—fourth quarter charge-offs totaled $16.4 billion. The annualized net charge-off rate in the first quarter rose to 0.99%, more than double the 0.45% rate of a year earlier and the highest quarterly net charge-off rate since the fourth quarter of 2001. Loss rates were higher at larger institutions. The average net charge-off rate at institutions with more than $1 billion in assets was 1.09%, more than three and a half times the 0.29% average rate at institutions with assets less than $1 billion.

Noncurrent Loan Growth Remains High

Even with the heightened level of charge-offs, the amount of loans and leases that were noncurrent (90 days or more past due or in nonaccrual status) rose by $26.0 billion (23.6%) in the first quarter, following a $27.0-billion increase in the fourth quarter of 2007. Loans secured by real estate accounted for close to 90% of the total increase, but almost all major loan categories registered higher noncurrent levels.  During the quarter, the percentage of total loans and leases that were noncurrent rose from 1.39% to 1.71%, the highest noncurrent rate for the industry since the first quarter of 1994.  At institutions with assets greater than $1 billion, the average noncurrent rate at the end of the quarter was 1.74%.  At smaller institutions, the average rate was 1.52%.  More than half of all insured institutions—52.2%—saw their noncurrent rates rise during the first quarter.

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended June 30, 2008 and 2007:

Index

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

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,

		2008			2007
	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate

ASSETS
(dollars in thousands)

Interest-earning assets

Loans 1
Commercial	$85,853	$1,222	5.69%	$77,252	$1,542	7.98%
Agricultural	30,377	520	6.85%	32,645	699	8.56%
Real estate	328,767	5,219	6.35%	317,904	5,273	6.63%
Installment and other	24,297	370	6.09%	22,788	351	6.16%
Total loans (including fees)	$469,294	$7,331	6.25%	$450,589	$7,865	6.98%

Investment securities
Taxable	$202,765	$2,565	5.06%	$208,443	$2,445	4.69%
Tax-exempt 2	139,453	2,307	6.62%	135,463	2,215	6.54%
Total investment securities	$342,218	$4,873	5.70%	$343,906	$4,660	5.42%

Interest bearing deposits with banks	$6,395	$51	3.19%	$1,016	$11	4.33%
Federal funds sold	17,735	91	2.05%	11,152	149	5.34%
Total interest-earning assets	$835,642	$12,346	5.91%	$806,663	$12,685	6.29%

Non-interest-earning assets	41,190			43,022

TOTAL ASSETS	$876,832			$849,685

1 Average loan balances include nonaccrual loans, if any.  Interest income on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,

		2008			2007
	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)

Interest-bearing liabilities

Deposits
Savings, NOW accounts, and money markets	$328,858	$860	1.04%	$328,199	$2,212	2.70%
Time deposits < $100,000	171,752	1,720	4.01%	179,789	1,986	4.42%
Time deposits > $100,000	102,319	1,067	4.17%	103,867	1,285	4.95%
Total deposits	$602,929	$3,647	2.42%	$611,855	$5,483	3.58%
Other borrowed funds	78,630	534	2.72%	47,568	523	4.40%
Total interest-bearing liabilities	$681,559	$4,181	2.45%	$659,423	$6,006	3.64%

Non-interest-bearing liabilities
Demand deposits	$75,967			$70,209
Other liabilities	7,861			7,994

Stockholders' equity	$111,445			$112,109

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$876,832			$849,685

Net interest: income / margin		$8,165	3.91%		$6,679	3.31%
Spread Analysis
Interest income/average assets	$12,346	5.63%		$12,685	5.97%
Interest expense/average assets	$4,181	1.91%		$6,006	2.83%
Net interest income/average assets	$8,165	3.73%		$6,679	3.14%

Index

Net Interest Income

For the three months ended June 30, 2008 and 2007, the Company's net interest margin adjusted for tax exempt income was 3.91% and 3.31%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2008 and June 30, 2007 totaled $7,357,000 and $5,904,000, respectively.

For the quarter ended June 30, 2008, net interest income increased $1,453,000 or 25% when compared to the same period in 2007.  Interest income decreased $372,000 or 3% over that same time frame.  The decrease in interest income was primarily attributable to lower average yields on loans and a higher level of non-performing loans.

Interest expense decreased $1,825,000 or 30% for the quarter ended June 30, 2008 when compared to the same period in 2007. The lower interest expense for the quarter is primarily attributable to lower rates on total deposits and other borrowings as market interest rates decreased from one year ago.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2008 was $819,000 compared to $144,000 during the same period last year.   The increase is primarily attributable to a higher level of general reserves for commercial real estate loans to provide for losses that may be incurred as a result of declining economic and asset quality indicators.

Non-interest Income and Expense

Non-interest income decreased $2,403,000, or 64% during the six months ended June 30, 2008 compared to the same period in 2007 as the result of securities losses as previously detailed.  Trust revenues had a one-time increase of approximately $275,000 in 2007 that also contributed to lower comparative non-interest income in 2008.

Non-interest expense was 3% higher in the second quarter of 2008 primarily as the result of non-interest expenses associated with operating the Ankeny office of First National Bank that was opened in May of 2007.  The efficiency ratio for the three months ended June 30, 2008 and 2007 was 58.13% and 51.68%, respectively, as a result of the security write downs.

Income Taxes

The provision for income taxes for June 30, 2008 and June 30, 2007 was $387,000 and $911,000, respectively. This amount represents an effective tax rate of 17% for the three months ended June 30, 2008 versus 24% for the same quarter in 2007.  The lower effective tax for the current quarter was primarily attributable net security losses at the parent company in 2008 versus net security gains in 2007 that were taxed at higher marginal rate.  The Company's marginal federal tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Index

Income Statement Review for Six Months Ended June 30, 2008

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2008 and 2007:

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

ASSETS
(dollars in thousands)
	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months Ended June 30,

		2008			2007
	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate

Loans 1
Commercial	$82,791	$2,588	6.25%	$76,715	$3,057	7.97%
Agricultural	31,597	1,135	7.18%	32,184	1,359	8.45%
Real estate	330,725	10,696	6.47%	313,738	10,313	6.57%
Installment and other	24,098	731	6.07%	23,139	709	6.13%
Total loans (including fees)	$469,211	$15,150	6.46%	$445,776	$15,438	6.93%

Investment securities
Taxable	$203,860	$5,168	5.07%	$210,646	$4,906	4.66%
Tax-exempt 2	142,091	4,665	6.57%	135,986	4,440	6.53%
Total investment securities	$345,951	$9,833	5.68%	$346,632	$9,346	5.39%

Interest bearing deposits with banks	$3,943	$68	3.45%	$2,225	$26	2.34%
Federal funds sold	12,055	134	2.22%	7,153	179	5.00%
Total interest-earning assets	$831,160	$25,185	6.06%	$801,786	$24,989	6.23%

Total noninterest-earning assets	$42,274			$42,408

TOTAL ASSETS	$873,434			$844,194

1 Average loan balance include nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of  35%.

Index

LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months Ended June 30,

		2008			2007
	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$322,303	$2,080	1.29%	$323,391	$4,317	2.67%
Time deposits < $100,000	174,490	3,652	4.19%	180,942	3,930	4.34%
Time deposits > $100,000	106,334	2,343	4.41%	104,576	2,562	4.90%
Total deposits	$603,127	$8,075	2.68%	$608,909	$10,809	3.55%
Other borrowed funds	73,704	1,129	3.06%	45,747	1,015	4.44%
Total interest-bearing	$676,831	$9,204	2.72%	$654,656	$11,824	3.61%

Noninterest-bearing liabilities
Demand deposits	$75,972			$69,494
Other liabilities	8,999			8,007

Stockholders' equity	$111,632			$112,091

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$873,434			$844,194

Net interest income / margin		$15,981	3.85%		$13,165	3.28%
Spread Analysis
Interest income/average assets		$25,185	5.77%		$24,989	5.92%
Interest expense/average assets		9,204	2.11%		11,824	2.80%
Net interest income/average assets		15,981	3.66%		13,165	3.12%

Index

Net Interest Income

For the six months ended June 30, 2008 and 2007, the Company's net interest margin adjusted for tax exempt income was 3.85% and 3.28%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2008 increased significantly and totaled $14,348,000 compared to the $11,612,000 for the six months ended June 30, 2007.

For the six months ended June 30, 2008, interest income increased $117,000 or 0.5% when compared to the same period in 2007.  The increase was primarily attributable to higher investment yields than the six months ended June 30, 2007.

Interest expense decreased $2,620,000 or 22% for the six months ended June 30, 2008 when compared to the same period in 2007.  The lower interest expense for the period is attributable to lower average rates paid on deposits and other borrowings as short term market interest rates have decreased in comparison to the same period in 2007.

Provision for Loan Losses

The Company’s recorded provision expense for the first half of this year of $929,000 compared to $154,000 for the six months ended June 30, 2007.  The increase is primarily attributable to a higher level of general reserves maintained for commercial real estate loans to provide for losses that may be incurred as a result of declining economic and asset quality indicators.  Net charge-offs of $100,000 were realized in the six months ended June 30, 2008 and compare to net recoveries of $3,000 for the six months ended June 30, 2007.

Non-interest Income and Expense

Non-interest income decreased $2,403,000, or 64% during the six months ended June 30, 2008 compared to the same period in 2007 as the result of securities losses as detailed on page 15.  Trust revenues had a one-time increase of approximately $275,000 in 2007 that also contributed to lower comparative non-interest income in 2008.

Non-interest expense increased $298,000 or 4% for the first six months of 2008 compared to the same period in 2007 primarily as the result of higher data processing and occupancy costs with the opening of First National Bank’s Ankeny office.

Income Taxes

The provision for income taxes for the six months ended June 30, 2008 and 2007 was $1,501,000 and $1,661,000, respectively. These amounts represent an effective tax rate of 24% for both periods.  The Company's marginal federal tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

As of June 30, 2008, total assets were $872,350,000, a $10,758,000 increase compared to December 31, 2007.  Asset growth was concentrated in federal funds sold and interest bearing deposits in financial institutions and was funded with a higher level of long-term borrowings and securites sold under agreements to repurchase.

Investment Portfolio

The investment portfolio totaled $342,883,000 as of June 30, 2008, 1% higher than the December 31, 2007 balance of $339,942,000.

Index

Loan Portfolio

Loan volume declined $6,137,000, or 1%, during the quarter as net loans totaled $457,514,000 as of June 30, 2008 compared to $463,651,000 as of December 31, 2007.

Deposits

Deposits totaled $679,027,000 as of June 30, 2008, a decrease of $11,092,000 from December 31, 2007.  The decline is attributed to lower certificates of deposits balances as a result of lower market rates.

Other Borrowed Funds

Long-term borrowings totaled $39,500,000 as of June 30, 2008, $15,500,000 higher than December 31, 2007.  The increase is attributable to Federal Home Loan Bank borrowings.  Securities sold under agreements to repurchase were up 31% from year end.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on June 30, 2008 totaled $457,514,000 compared to $463,651,000 as of December 31, 2007.  Net loans comprise 52% of total assets as of June 30, 2008.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 3.08% is higher than that of the Company’s peer group of 416 bank holding companies with assets of $500 million to $1 billion as of March 31, 2008 of 1.25%.  A significant portion of the Company’s problem loans is attributable to the $9 million impaired loan discussed below.

Net impaired loans, net of specific reserves, totaled $14,010,000 as of June 30, 2008 compared to $5,238,000 as of December 31, 2007.  The increase in impaired loans is attributed to the default of a $9 million line of credit extended to purchase and improve land for commercial development.  A recent independent appraisal confirms that the fair market value of this commercial development property adequately collateralizes the line of credit as of June 30, 2008.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment under FAS 114.  As of June 30, 2008, non-accrual loans totaled $12,484,000, loans past due 90 days and still accruing totaled $2,284,000, and restructured debt of $648,000.  This compares to non accrual of $3,249,000, loans past due 90 days and still accruing of $1,300,000 and no restructured debt on December 31, 2007.  Other real estate owned totaled $2,138,000 and $2,846,000 as of June 30, 2008 and December 31, 2007, respectively.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2008 and December 31, 2007 was 1.42% and 1.23%, respectively. The allowance for loan and lease losses totaled $6,609,000 and $5,781,000 as of June 30, 2008 and December 31, 2007, respectively.  Net charge-offs for the most recent quarter end totaled $57,000 compared to net recoveries of $10,000 for the three month period ended June 30, 2007.

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

As of June 30, 2008, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review the Company’s Current Liquidity Sources
•	Review of the Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for June 30, 2008 and December 31, 2007 totaled $44,440,000 and $32,179,000, respectively.  A higher level of federal funds sold was the primary reason for the increase.

Other sources of liquidity available to the Banks as of June 30, 2008 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $42,551,000 and federal funds borrowing capacity at correspondent banks of $99,500,000 with no current outstanding federal fund balances. The Company had securities sold under agreements to repurchase totaling $39,375,000, FHLB advances of $19,500,000, and long-term repurchase agreements of $20,000,000 as of June 30, 2008.

Total investments as of June 30, 2008 were $342,883,000 compared to $339,942,000 as of year-end 2007.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of June 30, 2008.

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

Review of Statements of Cash Flows

Operating cash flows for June 30, 2008 and 2007 totaled $7,065,000 and $3,802,000, respectively.  The primary variance in operating cash flows for the first six months of 2008 compared to the same period one year ago relates to provision expense for loan losses and securities losses.

Net cash used in investing activities through June 30, 2008 and 2007 was $18,788,000 and $974,000, respectively.  An increase in federal funds sold and higher net investment purchases were the most significant uses of cash in the first six months of 2008 compared to the same period in 2007.

Net cash provided by financing activities for the six month period ended June 30, 2008 totaled $8,580,000 compared to a use of cash of $83,000 for the six months ended June 30, 2007.  A higher level of securities sold under agreement to repurchase and long-term borrowings were the largest source of financing cash flows for the six months ended June 30, 2008 with deposit run-off being the largest use of funds for both periods.  As of June 30, 2008, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the six months ended June 30, 2008, dividends paid by the Banks to the Company amounted to $4,432,000 compared to $4,422,000 for the same period in 2007.  In 2007, dividends paid by the Banks to the Company amounted to $8,849,000 through December 31, 2007 compared to $8,734,000 for the year ended December 31, 2006. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $26,451,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of June 30, 2008 that are a concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2008 totaled $106,902,000 and was lower than the $110,021,000 recorded as of December 31, 2007.  At June 30, 2008 and December 31, 2007, stockholders’ equity as a percentage of total assets was 12.25% and 12.77%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of June 30, 2008.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2008.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company’s internal controls over financial reporting.

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

Annual Shareholders’ Meeting

At the Company’s annual meeting of shareholders on April 30, 2008, stockholders re-elected Betty A. Baudler Horras, Douglas C. Gustafson, Charles D. Jons, and Thomas H. Pohlman to the Company’s Board of Directors.  Continuing directors include, Robert L. Cramer, Steven D. Forth, Daniel L. Krieger, James R. Larson II, Warren R. Madden, Larry A. Raymon, Frederick C. Samuelson, and Marvin J. Walter.

There were 9,429,580 shares issued and outstanding shares of common stock entitled to vote at the annual meeting.  The voting results on the election of directors were as follows:

		Votes
	In Favor		Withheld

Betty A Baudler Horras	8,178,266		238,182
Douglas C. Gustafson, DVM	8,170,223		246,225
Charles D. Jons, MD	8,180,658		235,790
Thomas H. Pohlman	8,180,658		235,790

There were no broker non-votes or abstentions on this proposal.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES NATIONAL CORPORATION

DATE: August 8, 2008	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, President
Principal Executive Officer

	By:	/s/ John P. Nelson

John P. Nelson, Vice President
Principal Financial Officer