Form 10-Q
period 2008-09-30
AMES NATIONAL CORP
filed 2008-11-10
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,432,915
(Class)	(Shares Outstanding at November 3, 2008)

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)
	September 30,	December 31,
ASSETS	2008	2007

Cash and due from banks	$27,216,295	$26,044,577
Federal funds sold	-	5,500,000
Interest bearing deposits in financial institutions	7,550,340	634,613
Securities available-for-sale	323,416,226	339,942,064
Loans receivable, net	446,224,818	463,651,000
Loans held for sale	1,169,084	344,970
Bank premises and equipment, net	12,785,372	13,446,865
Other real estate owned	12,648,962	2,845,938
Accrued income receivable	7,723,433	8,022,900
Deferred income taxes	7,263,335	929,326
Other assets	473,967	228,895
Total assets	$846,471,832	$861,591,148

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$79,518,096	$80,638,995
NOW accounts	155,448,377	160,672,326
Savings and money market	161,470,338	162,291,544
Time, $100,000 and over	85,408,343	109,189,660
Other time	165,418,906	177,326,270
Total deposits	647,264,060	690,118,795

Federal funds purchased and securities sold under agreementsto repurchase	47,258,710	30,033,321
Other short-term borrowings	1,089,061	737,420
Long-term borrowings	39,500,000	24,000,000
Dividend payable	2,641,216	2,545,987
Accrued expenses and other liabilities	4,967,463	4,135,102
Total liabilities	742,720,510	751,570,625

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,432,915 and 9,429,580 shares issued and outstanding at September 30, 2008and December 31, 2007, respectively	18,865,830	18,859,160
Additional paid-in capital	22,651,222	22,588,691
Retained earnings	63,535,036	66,683,016
Accumulated other comprehensive income (loss)-net unrealized gain (loss) on securities available-for-sale	(1,300,766)	1,889,656
Total stockholders' equity	103,751,322	110,020,523
Total liabilities and stockholders' equity	$846,471,832	$861,591,148

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans	$7,237,129	$8,062,624	$22,386,655	$23,500,424
Securities
Taxable	2,497,103	2,322,438	7,487,230	6,981,845
Tax-exempt	1,201,777	1,218,921	3,809,905	3,603,235
Federal funds sold	15,835	2,132	150,284	181,523
Dividends	229,216	397,137	898,953	1,171,687

Total interest income	11,181,060	12,003,252	34,733,027	35,438,714

Interest expense:
Deposits	3,289,349	5,232,913	11,363,993	16,041,795
Other borrowed funds	557,783	789,136	1,687,382	1,804,055

Total interest expense	3,847,132	6,022,049	13,051,375	17,845,850

Net interest income	7,333,928	5,981,203	21,681,652	17,592,864

Provision (credit) for loan losses	73,514	(264,131)	1,002,208	(110,527)

Net interest income after provision (credit) for loan losses	7,260,414	6,245,334	20,679,444	17,703,391

Non-interest income:
Trust department income	391,115	438,383	1,222,268	1,543,048
Service fees	451,162	479,930	1,332,094	1,383,137
Securities gains (losses), net	(5,487,250)	537,969	(6,900,899)	1,444,047
Gain on sale of loans held for sale	217,928	241,548	604,467	539,652
Merchant and ATM fees	169,512	143,859	483,515	426,144
Other	143,802	146,284	520,704	430,943

Total non-interest income (loss)	(4,113,731)	1,987,973	(2,737,851)	5,766,971

Non-interest expense:
Salaries and employee benefits	2,647,502	2,480,547	7,728,417	7,543,814
Data processing	511,166	535,527	1,681,526	1,643,884
Occupancy expenses	397,897	344,227	1,203,963	965,715
Provision for off-balance sheet commitments	4,000	233,000	15,000	233,000
Other operating expenses	773,195	711,887	2,230,776	2,146,260

Total non-interest expense	4,333,760	4,305,188	12,859,682	12,532,673

Income before income taxes	(1,187,077)	3,928,119	5,081,911	10,937,689

Income tax expense (credit)	(1,193,983)	989,580	307,176	2,650,706

Net income	$6,906	$2,938,539	$4,774,735	$8,286,983

Basic and diluted earnings per share	$0.00	$0.31	$0.51	$0.88

Declared dividends per share	$0.28	$0.27	$0.84	$0.81

Comprehensive income (loss)	$(509,449)	$4,091,849	$1,584,313	$6,232,334

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended
	September 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,774,735	$8,286,983
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision (credit) for loan losses	1,002,208	(110,527)
Provision for off-balance sheet commitments	15,000	233,000
Amortization and accretion	(160,936)	(162,610)
Depreciation	832,365	788,951
Provision (credit) for deferred taxes	(4,460,270)	5,264
Securities losses (gains), net	6,900,899	(1,444,047)
Change in assets and liabilities:
Decrease in loans held for sale	(824,114)	(228,434)
Increase (decrease) in accrued income receivable	299,467	(537,536)
Increase in other assets	(245,072)	(136,900)
Increase in accrued expenses and other liabilities	817,361	585,657
Net cash provided by operating activities	8,951,643	7,279,801

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(122,947,883)	(46,780,067)
Proceeds from sale of securities available-for-sale	54,824,181	6,076,548
Proceeds from maturities and calls of securities available-for-sale	72,845,415	52,530,817
Net decrease (increase) in interest bearing deposits in financial institutions	(6,915,727)	882,421
Net decrease in federal funds sold	5,500,000	13,100,000
Net decrease (increase) in loans	6,620,950	(28,631,293)
Purchase of bank premises and equipment	(170,872)	(1,890,880)
Net cash provided by (used in) investing activities	9,756,064	(4,712,454)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in deposits	(42,854,735)	(29,376,571)
Increase in federal funds purchased and securities sold under agreements to repurchase	17,225,389	20,504,318
Increase in other borrowings, net	15,851,641	22,891,419
Dividends paid	(7,827,485)	(7,541,244)
Proceeds from issuance of common stock	69,201	98,921
Net cash provided by (used in) financing activities	(17,535,989)	6,576,843

Net increase in cash and cash equivalents	1,171,718	9,144,190

CASH AND DUE FROM BANKS
Beginning	26,044,577	16,510,082
Ending	$27,216,295	$25,654,272

Cash payments for:
Interest	$14,052,327	$17,688,771
Income taxes	3,737,210	2,526,719

Noncash transfer of loans to other real estate owned	$9,803,024	$37,477

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and nine month periods ended September 30, 2008 and 2007 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's 10-K. The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to previously presented financial statements to conform with the 2008 presentation.

2.	Dividends

On August 13, 2008, the Company declared a cash dividend on its common stock, payable on November 17, 2008 to stockholders of record as of November 3, 2008, equal to $0.28 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2008 and 2007 were 9,432,915 and 9,429,580, respectively.  The weighted average outstanding shares for the nine months ended September 30, 2008 and 2007 were 9,430,882 and 9,426,803, respectively.

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

Level 2 uses observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3 uses unobservable inputs that are not corroborated by market data.

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2008:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Securities available for sale	$323,416,000	$68,212,000	$255,204,000	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the SFAS No. 157 valuation hierarchy as of September 30, 2008:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Loans	$6,324,000	$-	$-	$6,324,000

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

6.	Investment Securities Impairment

Non-interest income for the quarter and nine months ended September 30, 2008 was negatively impacted by net security losses of $5,487,000 and $6,901,000, respectively.  Third quarter 2008 results included additional impairment charges related to the Company’s investment in Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) preferred stock and the initial impairment charge for the corporate bond issues of Lehman Brothers Holdings and American General Finance.  The carrying values of the preferred stock, the Lehman Brothers Holdings bonds, and American General Finance bonds have been written down to their estimated September 30, 2008 fair market values of $593,000, $497,000 and $260,000, respectively.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2008 and December 31, 2007, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2008:

Securities available for sale:
U.S. government agencies	$12,802,000	$(104,000)	$642,000	$(23,000)	$13,444,000	$(127,000)
U.S. government mortgage-backed securities	41,233,000	(385,000)	531,000	(11,000)	41,764,000	(396,000)
State and political subsidivisions	50,239,000	(26,000)	3,636,000	(14,000)	53,875,000	(40,000)
Corporate obligations	40,712,000	(2,971,000)	8,503,000	(1,201,000)	49,215,000	(4,172,000)
Equity securities	3,052,000	(405,000)	-	-	3,052,000	(405,000)
	$148,038,000	$(3,891,000)	$13,312,000	$(1,249,000)	$161,350,000	$(5,140,000)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2007:

Securities available for sale:
U.S. government agencies	$2,497,127	$(2,873)	$22,807,372	$(108,334)	$25,304,499	$(111,207)
U.S. government mortgage-backed securities	12,696,160	(71,106)	8,706,270	(144,286)	21,402,430	(215,392)
State and political subsidivisions	14,067,294	(84,174)	26,526,618	(295,222)	40,593,912	(379,396)
Corporate obligations	21,577,269	(786,802)	14,392,174	(243,309)	35,969,443	(1,030,111)
Equity securities	6,336,950	(1,344,550)	-	-	6,336,950	(1,344,550)
	$57,174,800	(2,289,505)	$72,432,434	$(791,151)	$129,607,234	$(3,080,656)

7.	Impaired Loans and Allowance for Loan Losses

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

The amount of impairment is included in the allowance for loan losses.  The following is a recap of impaired loans at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Impaired loans without an allowance	$3,510,000	$3,864,000
Impaired loans with an allowance	3,004,000	1,621,000
Total impaired loans	6,514,000	5,485,000

Allowance for loan losses related to impaired loans	$190,000	$247,000

Changes in the allowance for loan losses were as follows for the three and nine months ended September 30, 2008 and 2007;

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$6,609,000	$6,689,000	$5,781,000	$6,533,000
Charge-offs	42,000	255,000	212,000	286,000
Recoveries	22,000	11,000	91,000	44,000
Net charge-offs	20,000	244,000	121,000	242,000
Provision (credit) for loan losses	74,000	(264,000)	1,002,000	(111,000)
Balance at end of period	$6,663,000	$6,181,000	$6,662,000	$6,180,000

8.	Recent Accounting Pronouncements

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

Item2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company had net income of $4,775,000, or $0.51 per share, for the nine months ended September 30, 2008, compared to net income of $8,287,000, or $0.88 per share, for the nine months ended September 30, 2007.  Total equity capital as of September 30, 2008 totaled $104 million or 12.3% of total assets at the end of the quarter.

The Company’s earnings for the third quarter were $7,000, down significantly from the $2,939,000, or $0.31 per share earned a year ago.  The lower earnings were due to additional impairment charges related to the Company’s investment in Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA) preferred stock and the initial impairment charge for the corporate bond issues of Lehman Brothers Holdings and American General Finance.  The carrying values of the preferred stock, the Lehman Brothers Holdings bonds, and American General Finance bonds have been written down to their estimated September 30, 2008 fair market values of $593,000, $497,000 and $260,000, respectively.  These impairment charges contributed to a net securities loss of $5,487,000, or $0.58 per share, for the quarter, equating to an after-tax loss of $3,457,000, or $0.37 per share.  Excluding these net securities losses, pre-tax earnings for the quarter totaled $4,300,000 for the three-months ended September 30, 2008, a 9.5% increase over the $3,928,000 earned for the same period in 2007.  Management believes that additional impairment charges may be necessary on investment securities in future quarters if financial and economic conditions do not improve as perceived by bond and equity investors.

Positive income items for the quarter included net interest income that was higher than the third quarter of 2007 by $1,353,000, or 23%.  The net interest margin for the quarter ended September 30, 2008 was 3.99%, compared to 3.39% for the third quarter of 2007.  Also, net loan charge-offs for the quarter totaled $20,000, compared to net charge-offs of $244,000 in the third quarter of 2007.

For the nine month period ending September 30, 2008, net securities losses on the FHLMC and FNMA preferred stock and corporate bonds totaled $6,901,000 compared to net securities gains of $1,444,000 for the nine months ended September 30, 2007.  In addition, a higher provision for loan losses of $1,002,000 for the first nine months of 2008 compared to a credit for loan losses of $110,000 for the same period in 2007.  Partially offsetting these expense items was an increase in net interest income for the nine month period of $4,089,000 compared to the same nine month period in 2007.  The improvement in the net interest income is attributable to lower funding costs as market interest rates paid on deposits have been more favorable for the Company in 2008.

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

•
On July 16, 2008, the Company’s lead bank, First National Bank, entered into an informal Memorandum of Understanding with the Office of the Comptroller of the Currency regarding the Bank’s commercial real estate loan portfolio, including actions to be taken with respect to commercial real estate risk management procedures, credit underwriting and administration, appraisal and evaluation process, problem loan management, credit risk ratings recognition and loan review procedures.  Since entering into the Memorandum, management has been actively pursuing the corrective actions required by the Memorandum in an effort to address the deficiencies noted in administration of its commercial real estate loan portfolio.

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

•
Yields on U.S. Treasury securities with maturities of 2 to 5 years decreased on average 53 basis points as of September 30, 2008 compared June 30, 2008.  Historically, the Company has improved its net interest margin in a declining interest rate environment.  However, increasing market interest rates may present a challenge to the Company if they were to rise significantly in a short period of time.  Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

•
A substandard performance in the Company’s equity portfolio could lead to a reduction in the historical level of realized security gains, thereby negatively impacting the Company’s earnings.  The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial stocks with an estimated fair market value of approximately $14 million as of September 30, 2008.  The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.

•
The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2007 and the first nine months of 2008.  This deterioration has contributed to the Company’s increased level of non-performing assets.  During the third quarter of 2008, the Company foreclosed on two real estate properties (other real estate owned) totaling $10.5 million in the Des Moines market.  The Company has impaired loans totaling $2.3 million with four Des Moines development companies with specific reserves totaling $72,000.  The Company has additional credit relationships with real estate developers in the Des Moines area that presently, have collateral values sufficient to cover loan balances.  However, the loans may become impaired in the future if economic conditions do not improve or become worse.  As of September 30, 2008, the Company has a limited number of such credits and is actively engaged with the customers to minimize credit risks.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,451 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	September 30, 2008		June 30, 2008		Years Ended December 31,
	3 Months Ended	9 Months Ended	6 Months Ended		2007		2006

	Company	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	0.003%	0.74%	1.09%	0.37%	1.30%	0.86%	1.34%	1.28%

Return on equity	0.03%	5.79%	8.54%	3.58%	9.89%	8.17%	9.99%	12.34%

Net interest margin	3.99%	3.90%	3.85%	3.35%	3.39%	3.29%	3.29%	3.31%

Efficiency ratio	134.58%	67.88%	54.22%	57.93%	53.71%	59.37%	52.27%	56.79%

Capital ratio	12.64%	12.74%	12.78%	7.89%	13.20%	7.98%	13.38%	8.23%

*Latest available data

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 0.003% and 1.39%, respectively, for the three month periods ending September 30, 2008 and 2007.  The decline in this ratio in 2008 from the previous year is the result of net security losses.

•	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 0.03% and 10.69%, respectively for the three month periods ending September 30, 2008 and 2007.  Net securities losses in 2008 also caused this profitability ratio to decline compared to the same period in 2007.

●	Net Interest Margin

The net interest margin for the three months ended September 30, 2008 was 3.99% compared to 3.39% for the three months ended September 30, 2007.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The Company’s net interest margin has improved primarily as the result of lower interest expense on deposits and other borrowings.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 135% and 54% for the three months ended September 30, 2008 and 2007, respectively and increased primarily as the result the net security losses.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2008:

Second-Quarter Earnings Are 87% Below Year-Earlier Level

The continued downturn in the credit cycle, combined with lingering weakness in financial markets and falling asset values, had a pronounced negative effect on banking industry performance in the second quarter. Insured commercial banks and savings institutions reported net income of $5.0 billion for the second quarter of 2008. This is the second-lowest quarterly total since 1991 and is $31.8 billion (86.5%) less than the industry earned in the second quarter of 2007. Higher loan-loss provisions were the most significant factor in the earnings decline. Loss provisions totaled $50.2 billion, more than four times the $11.4 billion quarterly total of a year ago. Second-quarter provisions absorbed almost one-third (31.9%) of the industry’s net operating revenue (net interest income plus total noninterest income), the highest proportion since the third quarter of 1989. A year ago, provisions absorbed only 7.3% of industry revenue. The average return on assets (ROA) in the second quarter was 0.15%, compared to 1.21% a year earlier. Large institutions as a group had more substantial earnings erosion than smaller institutions, but downward earnings pressure was widely evident across the industry. At institutions with assets greater than $1 billion, the average ROA in the second quarter was 0.10%, down from 1.23% a year ago. At institutions with less than $1 billion in assets, the average second quarter ROA was 0.57%, compared to 1.10% in the second quarter of 2007. More than half of all insured institutions (56.4%) reported year-over-year declines in quarterly net income, and almost two out of every three institutions (62.1%) reported lower ROAs. Almost 18% of all insured institutions were unprofitable in the second quarter, compared to only 9.8% in the second quarter of 2007.

Net Charge-Off Rate Rises to Highest Level Since 1991

Loan losses registered a sizable jump in the second quarter, as loss rates on real estate loans increased sharply at many large lenders. Net charge-offs of loans and leases totaled $26.4 billion in the second quarter, almost triple the $8.9 billion that was charged off in the second quarter of 2007. The annualized net charge-off rate in the second quarter was 1.32%, compared to 0.49% a year earlier. This is the highest quarterly charge-off rate for the industry since the fourth quarter of 1991. At institutions with more than $1 billion in assets, the average charge-off rate in the second quarter was 1.46%, more than three times the 0.44% average for institutions with less than $1 billion in assets.

Noncurrent Loan Rate Rises Above 2% for the First Time Since 1993

The amount of loans and leases that were noncurrent (90 days or more past due or in nonaccrual status) rose for a ninth consecutive quarter, increasing by $26.7 billion (19.6%). This is the second-largest quarterly increase in noncurrent loans during the nine-quarter streak, after the $27.0-billion increase in the fourth quarter of 2007 when quarterly net charge-offs were $10 billion lower.  At the end of June, the percentage of the industry’s total loans and leases that were noncurrent stood at 2.04%, the highest level since the third quarter of 1993.

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended September 30, 2008 and 2007:

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

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended September 30,
	2008			2007
ASSETS	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	balance	expense	rate	balance	expense	rate

Interest-earning assets

Loans (1)
Commercial	$85,821	$1,230	5.73%	$79,248	$1,584	8.00%
Agricultural	30,469	520	6.83%	31,873	688	8.63%
Real estate	321,966	5,124	6.37%	325,532	5,414	6.65%
Installment and other	24,422	363	5.95%	21,973	376	6.84%

Total loans (including fees)	$462,678	$7,237	6.26%	$458,626	$8,062	7.03%

Investment securities
Taxable	$205,033	$2,533	4.94%	$202,803	$2,458	4.85%
Tax-exempt (2)	133,365	2,056	6.17%	138,165	2,266	6.56%

Total investment securities	$338,398	$4,589	5.42%	$340,968	$4,724	5.54%

Interest bearing deposits with banks	$5,224	$59	4.52%	$767	$8	4.17%
Federal funds sold	1,687	16	3.79%	56	2	14.29%

Total interest-earning assets	$807,987	$11,901	5.89%	$800,417	$12,796	6.39%

Non-interest-earning assets	36,964			42,516

TOTAL ASSETS	$844,951			$842,933

1 Average loan balances include nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended September 30,

	2008			2007
LIABILITIES AND STOCKHOLDERS' EQUITY	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	balance	expense	rate	balance	expense	rate

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$311,207	$894	1.15%	$290,779	$1,762	2.42%
Time deposits < $100,000	166,718	1,528	3.67%	178,839	2,037	4.56%
Time deposits > $100,000	91,710	867	3.78%	114,533	1,434	5.01%

Total deposits	$569,635	$3,289	2.31%	$584,151	$5,233	3.58%
Other borrowed funds	83,495	558	2.67%	67,904	789	4.65%

Total interest-bearing	$653,130	$3,847	2.36%	$652,055	$6,022	3.69%
liabilities

Non-interest-bearing liabilities
Demand deposits	$77,776			$73,338
Other liabilities	7,223			7,539

Stockholders' equity	$106,822			$110,001

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$844,951			$842,933

Net interest: income / margin		$8,054	3.99%		$6,774	3.39%

Spread Analysis
Interest income/average assets	$11,901	5.63%		$12,796	6.07%
Interest expense/average assets	3,847	1.82%		6,022	2.86%
Net interest income/average assets	8,054	3.81%		6,774	3.21%

Net Interest Income

For the three months ended September 30, 2008 and 2007, the Company's net interest margin adjusted for tax exempt income was 3.99% and 3.39%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2008 and September 30, 2007 totaled $7,334,000 and $5,981,000, respectively.

For the quarter ended September 30, 2008, net interest income increased $1,353,000 or 23% when compared to the same period in 2007.  Interest income decreased $822,000 or 7% over that same time frame.  The decrease in interest income was primarily attributable to lower average yields on loans and a higher level of non-performing assets.

Interest expense decreased $2,175,000 or 36% for the quarter ended September 30, 2008 when compared to the same period in 2007. The lower interest expense for the quarter is primarily attributable to lower rates on total deposits and other borrowings as market interest rates decreased from one year ago.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2008 was $74,000 compared to a credit for loans losses of $264,000 during the same period last year. The higher provision expense is primarily attributable to a higher level of general reserves for commercial real estate loans to provide for losses that may be incurred as a result of declining economic and asset quality indicators.  Also, net loan charge-offs for the quarter totaled $20,000, compared to net charge-offs of $244,000 in the third quarter of 2007.

Non-interest Income and Expense

Securities losses of $5,487,000, as more fully discussed in the Overview, caused non-interest income to be negative for the current quarter.  Excluding security gains and losses for third quarter of 2008 and 2007, non-interest income for the current quarter totaled $1,374,000 compared to $1,450,000 for the third quarter of 2007, a 5% decline.  This decrease was primarily related to lower trust fees that are assessed as a percentage of the market value of managed assets that have declined since the third quarter of 2007.

Non-interest expense was 1% higher in the third quarter of 2008 primarily as the result of normal salary increases and increased property tax and depreciation expenses associated with operating the Ankeny office of First National Bank that was opened in May of 2007.  The efficiency ratio for the three months ended September 30, 2008 and 2007 was 135% and 54%, respectively, as a result of the 2008 security write downs.

Income Taxes

The credit and provision for income taxes for September 30, 2008 and September 30, 2007 was $(1,194,000) and $990,000, respectively. This amount represents an effective tax credit of 101% for the three months ended September 30, 2008 versus a tax rate of 25% for the same quarter in 2007.  The large tax credit for the current quarter was attributable net security losses incurred in 2008 and the effect of investments made in tax exempt securities.

Income Statement Review for Nine Months Ended September 30, 2008

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2008 and 2007:

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

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Nine Months Ended September 30,
	2008			2007
ASSETS	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	balance	expense	rate	balance	expense	rate

Loans (1)
Commercial	$83,809	$3,817	6.07%	$77,569	$4,643	7.98%
Agricultural	31,218	1,655	7.07%	32,079	2,047	8.51%
Real estate	327,785	15,820	6.44%	317,712	15,676	6.58%
Installment and other	24,206	1,095	6.03%	22,746	1,134	6.65%

Total loans (including fees)	$467,018	$22,387	6.39%	$450,106	$23,500	6.96%

Investment securities
Taxable	$204,253	$7,699	5.03%	$208,004	$7,365	4.72%
Tax-exempt (2)	139,161	6,722	6.44%	136,721	6,706	6.54%

Total investment securities	$343,414	$14,421	5.60%	$344,725	$14,071	5.44%

Interest bearing deposits with banks	$3,191	$128	5.35%	$942	$33	4.67%
Federal funds sold	$8,575	$150	2.33%	4,762	182	5.10%

Total interest-earning assets	$822,198	$37,086	6.01%	$800,535	$37,786	6.29%

Total noninterest-earning assets	$41,674			$44,071

TOTAL ASSETS	$863,872			$844,606

1 Average loan balance include nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

	AVERAGE BALANCE SHEETS AND INTEREST RATES

	Nine Months Ended September 30,
	2008			2007
LIABILITIES AND STOCKHOLDERS' EQUITY	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	balance	expense	rate	balance	expense	rate

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$318,577	$2,975	1.25%	$311,610	$6,078	2.60%
Time deposits < $100,000	171,879	5,179	4.02%	180,233	5,967	4.41%
Time deposits > $100,000	101,425	3,210	4.22%	107,932	3,997	4.94%

Total deposits	$591,881	$11,364	2.56%	$599,775	$16,042	3.57%
Other borrowed funds	76,992	1,687	2.92%	53,214	1,804	4.52%

Total interest-bearing	$668,873	$13,051	2.60%	$652,989	$17,846	3.64%
liabilities

Noninterest-bearing liabilities
Demand deposits	$76,578			$72,417
Other liabilities	8,404			7,814

Stockholders' equity	$110,017			$111,386

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$863,872			$844,606

Net interest income / margin		$24,035	3.90%		$19,940	3.32%

Spread Analysis
Interest income/average assets		$37,086	5.72%		$37,786	5.97%
Interest expense/average assets		13,051	2.01%		17,846	2.82%
Net interest income/average assets		24,035	3.71%		19,940	3.15%

Net Interest Income

For the nine months ended September 30, 2008 and 2007, the Company's net interest margin adjusted for tax exempt income was 3.90% and 3.32%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2008 increased significantly and totaled $21,682,000 compared to the $17,593,000 for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, interest income decreased $706,000 or 2% when compared to the same period in 2007.  The decrease was primarily attributable to lower loan yields in the current period than the nine months ended September 30, 2007.

Interest expense decreased $4,794,000 or 27% for the nine months ended September 30, 2008 when compared to the same period in 2007.  The lower interest expense for the period is attributable to lower average rates paid on deposits and other borrowings as short term market interest rates have decreased in comparison to the same period in 2007.

Provision for Loan Losses

The Company’s recorded provision expense for the first nine months of this year of $1,002,000 compared to a credit for loan losses of $111,000 for the nine months ended September 30, 2007.  The increase is primarily attributable to a higher level of general reserves maintained for commercial real estate loans to provide for losses that may be incurred as a result of declining economic and asset quality indicators.  Net charge-offs of $121,000 were realized in the nine months ended September 30, 2008 and compare to net charge-offs of $242,000 for the nine months ended September 30, 2007.

Non-interest Income and Expense

Non-interest income decreased $8,505,000 during the nine months ended September 30, 2008 compared to the same period in 2007 as the result of securities losses as previously detailed.  Excluding net security losses and gains for the nine months ending September 30, 2008 and 2007, non-interest income decline $160,000, or 4%, primarily as the result of lower trust revenues.

Non-interest expense increased $327,000 or 3% for the first nine months of 2008 compared to the same period in 2007 primarily as the result of normal salary increases and occupancy costs with the opening of First National Bank’s Ankeny office.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2008 and 2007 was $307,000 and $2,651,000, representing an effective tax rate of 3% and 24%, respectively.  The high level of security losses in 2008 and the effect of income from tax exempt securities lead to the low effective tax rate in comparison to same period in 2007.

Balance Sheet Review

As of September 30, 2008, total assets were $846,472,000, a $15,119,000 decrease compared to December 31, 2007.  Both the loan and investment portfolios declined primarily as the result of lower market values of investments and decreased loan demand.

Investment Portfolio

The investment portfolio totaled $323,416,000 as of September 30, 2008, 5% lower than the December 31, 2007 balance of $339,942,000.  This decrease is primarily attributed to lower market values of investments and securities impairment charges incurred since December 31, 2007.

Poor economic conditions, as the result of the sub-prime mortgage turmoil and other related issues, are causing a great deal of uncertainty in the financial markets.  Despite substantial government intervention, the market remains highly volatile with investors reluctant to invest in only the highest quality investments until more stability returns to the market.  In some cases, bond prices may be the result of distressed selling rather than normal market transactions.  Management believes some price fluctuations have more to do with the environment surrounding the credits markets than the underlying financial condition of the bond issuers.

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment.  As of September 30, 2008, existing gross unrealized losses of $5,140,000 (most of which have been impaired less than 12 months) are considered to be temporary in nature due to market interest rate fluctuations and illiquid markets, not estimated cash flows.  As a result of the Company’s favorable liquidity position, the Company has the ability and intent to hold securities with unrealized losses for a period of time sufficient to allow for a recovery, which may be at maturity.

Loan Portfolio

Loan volume declined $17,426,000, or 4%, during the year as net loans totaled $446,225,000 as of September 30, 2008 compared to $463,651,000 as of December 31, 2007.  Loan volume was also down as a result of the foreclosure of improved commercial development land which collateralized a $9 million line of credit.  The land is recorded in other real estate owned.  An independent appraisal confirms that the fair market value supports the carrying value of the other real estate.

Deposits

Deposits totaled $647,264,000 as of September 30, 2008, a decrease of $42,855,000 from December 31, 2007.  The decline is attributed to lower certificates of deposits balances as a result of lower market rates.

Other Borrowed Funds

Long-term borrowings totaled $39,500,000 as of September 30, 2008, $15,500,000 higher than December 31, 2007.  The increase is attributable to Federal Home Loan Bank borrowings.  Federal funds and securities sold under agreements to repurchase were up 57% from year end and partially funded the lower level of deposits.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on September 30, 2008 totaled $446,225,000 compared to $463,651,000 as of December 31, 2007.  Net loans comprise 53% of total assets as of September 30, 2008.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 1.43% is lower than that of the Company’s peer group of 420 bank holding companies with assets of $500 million to $1 billion as of June 30, 2008 of 1.61%.

Net impaired loans, net of specific reserves, totaled $6,324,000 as of September 30, 2008 compared to impaired loans of $14,010,000 as of June 30, 2008 and $5,127,000 as of December 31, 2007.  The decrease in impaired loans from June 30, 2008 to September 30, 2008, is due to the foreclosure of improved commercial development land which collateralized a $9 million line of credit.  The land is recorded in other real estate owned.  An independent appraisal confirms that the fair market value supports the carrying value of the other real estate.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment under FAS 114.  As of September 30, 2008, non-accrual loans totaled $6,514,000, loans past due 90 days and still accruing totaled $289,000, and restructured debt of $340,000.  This compares to non-accrual of $3,249,000, loans past due 90 days and still accruing of $1,300,000 and no restructured debt on December 31, 2007.  Other real estate owned totaled $12,649,000 and $2,846,000 as of September 30, 2008 and December 31, 2007, respectively.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2008 and December 31, 2007 was 1.47% and 1.23%, respectively. The allowance for loan and lease losses totaled $6,662,000 and $5,781,000 as of September 30, 2008 and December 31, 2007, respectively.  Net charge-offs for the most recent quarter end totaled $20,000 compared to net charge-offs of $244,000 for the three month period ended September 30, 2007.

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

As of September 30, 2008, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review the Company’s Current Liquidity Sources
•	Review of the Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for September 30, 2008 and December 31, 2007 totaled $34,767,000 and $32,179,000, respectively.  A higher level of interest bearing deposits was the primary reason for the increase.

Other sources of liquidity available to the Banks as of September 30, 2008 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $42,551,000 and federal funds borrowing capacity at correspondent banks of $84,500,000 with current outstanding federal fund balances of $9,000,000. The Company had securities sold under agreements to repurchase totaling $38,259,000, FHLB advances of $19,500,000, and long-term repurchase agreements of $20,000,000 as of September 30, 2008.

Total investments as of September 30, 2008 were $323,416,000 compared to $339,942,000 as of year-end 2007.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available for sale as of September 30, 2008.

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

Review of Statements of Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2008 totaled $8,952,000 compared to the $7,280,000 provided for the same period in 2007.  The primary variance in operating cash flows for the first nine months of 2008 compared to prior year period relates to lower net income, an increase in deferred tax assets, and net security losses in 2008.

Net cash provided by investing activities through September 30, 2008 was $9,756,000 and compares to $4,712,000 used in investing activities for the same period in 2007.  A decrease in the loan portfolio was the most significant source of cash in the first nine months of 2008 compared to the same period in 2007.

Net cash used in financing activities for the nine month period ended September 30, 2008 totaled $17,536,000 compared to a source of cash of $6,577,000 for the nine months ended September 30, 2007.  A higher level of fed funds sold and securities sold under agreement to repurchase and other borrowings were the largest source of financing cash flows for the nine months ended September 30, 2008 with deposit run-off being the largest use of funds for both periods.  As of September 30, 2008, the Company did not have any external debt financing, off balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the nine months ended September 30, 2008, dividends paid by the Banks to the Company amounted to $6,648,000 compared to $6,633,000 for the same period in 2007.  In 2007, dividends paid by the Banks to the Company amounted to $8,849,000 through December 31, 2007 compared to $8,734,000 for the year ended December 31, 2006. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $24,924,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of September 30, 2008 that are a concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2008 totaled $103,751,000 and was lower than the $110,021,000 recorded as of December 31, 2007.  At September 30, 2008 and December 31, 2007, stockholders’ equity as a percentage of total assets was 12.26% and 12.77%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of September 30, 2008.

Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this News Release, including forward-looking statements concerning the Company’s future financial performance and asset quality.  Any forward-looking statement contained in this News Release is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to management.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements.  The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following:  economic conditions, particularly in the concentrated geographic area in which the Company and its affiliate banks operate; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; fiscal and monetary policies of the U.S. government; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; and other risks and uncertainties inherent in the Company’s business, including those discussed under the heading “Risk Factors” in the Company’s annual report on Form 10-K.  Management intends to identify forward-looking statements when using words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “should” or similar expressions.  Undue reliance should not be placed on these forward-looking statements.  The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2008.  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company’s internal controls over financial reporting.

Changes in Internal Controls

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item1.	Legal Proceedings

                      Not applicable

Item1.a.	Risk Factors

Regulatory concerns.

On July 16, 2008, the Company’s lead bank, First National Bank, entered into an informal Memorandum of Understanding with the Office of the Comptroller of the Currency regarding the Bank’s commercial real estate loan portfolio, including actions to be taken with respect to commercial real estate risk management procedures, credit underwriting and administration, appraisal and evaluation process, problem loan management, credit risk ratings recognition and loan review procedures.  Since entering into the Memorandum, management has been actively pursuing the corrective actions required by the Memorandum in an effort to address the deficiencies noted in administration of its commercial real estate loan portfolio.

Continued deterioration in the debt and equity markets.

The severe downturn in the debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions (including the perceived onset of a global recession), widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant realized and unrealized losses in the Company’s investment portfolio. Depending on future market conditions, the Company could incur substantial additional realized and unrealized losses in its investment portfolio, which could have a material adverse affect on the Company’s financial condition and/or results of operations.

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

AMES NATIONAL CORPORATION

DATE: November 10, 2008	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, President
Principal Executive Officer

	By:	/s/ John P. Nelson

John P. Nelson, Vice President
Principal Financial Officer