Form 10-K
period 2008-12-31
AMES NATIONAL CORP
filed 2009-03-13
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008.	Commission File Number 0-32637.
______

AMES NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 FIFTH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2008, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $148,554,236.  Shares of common stock beneficially owned by each executive officer and director of the Company and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s Common stock on February 27, 2009, was 9,432,915.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on March 19, 2009, are incorporated by reference into Part III of this Form 10-K.

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

As of December 31, 2008, First National had capital of $37,847,000 and 96 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2008, 2007 and 2006 of approximately $1,237,000, $5,887,000 and $5,938,000, respectively. Total assets as of December 31, 2008, 2007 and 2006 were approximately $445,212,000, $466,908,000 and $423,517,000, respectively.

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

As of December 31, 2008, State Bank had capital of $12,205,000 and 25 full-time equivalent employees. State Bank had net income for the years ended December 31, 2008, 2007 and 2006 of approximately $1,738,000, $1,352,000 and $1,310,000, respectively. Total assets as of December 31, 2008, 2007 and 2006 were approximately $121,792,000, $107,585,000 and $114,266,000, respectively.

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

As of December 31, 2008, Boone Bank had capital of $12,237,000 and 25 full-time equivalent employees.  Boone Bank had net income for the years ended December 31, 2008, 2007 and 2006 of approximately $1,406,000, $1,586,000 and $1,636,000, respectively. Total assets as of December 31, 2008, 2007 and 2006 were approximately $101,882,000, $97,574,000 and $103,225,000, respectively.

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

As of December 31, 2008, Randall-Story Bank had capital of $8,242,000 and 12 full-time equivalent employees.  Randall-Story Bank had net income for the years ended December 31, 2008, 2007 and 2006 of approximately $831,000, $969,000 and $902,000, respectively. Total assets as of December 31, 2008, 2007 and 2006 were approximately $78,199,000, $72,762,000 and $73,777,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally-chartered, commercial bank insured by the FDIC. It was newly chartered in June of 2002 and offers a broad range of deposit and loan products, as well as Internet banking and trust services to customers located in the Marshalltown and surrounding Marshall County area.

As of December 31, 2008, United Bank had capital of $8,800,000 and 22 full-time equivalent employees. United Bank had net income (loss) for the years ended December 31, 2008, 2007 and 2006 of approximately $(87,000), $104,000 and $(58,000), respectively.  Total assets as of December 31, 2008, 2007 and 2006 were approximately $99,441,000, $106,736,000 and $100,511,000, respectively.

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

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios of 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination.  Fully amortized monthly repayment terms normally do not exceed twenty years.  Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 48% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is dependent on weather conditions and government programs.

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

Commercial and Agricultural Term Loans – These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Terms are generally the lesser of five years or the useful life of the asset.  Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan to value is generally 75% of the cost or value of the assets.  Loans are normally guaranteed by the principal(s). Commercial and agricultural operating and term loans represent approximately 26% of the loan portfolio.

Residential First Mortgage Loans – Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have higher interest rates and have rate adjustment periods of no longer than seven years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios normally do not exceed 80% without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks’ collateral position. Loans secured by one to four family residential properties represent approximately 21% of the loan portfolio.

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

Employees

At December 31, 2008, the Banks had a total of 180 full-time equivalent employees and the Company had an additional 12 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory.  Unions represent none of the employees.

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

As of December 31, 2008, there were 38 FDIC insured institutions having approximately 69 offices or branch offices within Boone, Story, Polk and Marshall County, Iowa where the Banks' offices are primarily located.  First National, State Bank and Randall-Story Bank together have the largest percentage of deposits in Story County.

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

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the US Treasury authority to take certain actions to restore liquidity and stability to the U.S. banking markets.  Based upon the authority contained in the EESA, a number of programs to implement the EESA have been announced.  Those programs include the following:

·
Capital Purchase Program (“CPP”).  Pursuant to this program, the US Treasury, on behalf of the US government, will purchase up to $250 billion of preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company.  On publically traded financial institutions the investment will have a dividend rate of 5% per year, until the fifth anniversary of the US Treasury’s investment and a dividend of 9% thereafter.   The Company did not participate in the CCP program.

·
Temporary Liquidity Guarantee Program (“TLGP”).  This program contains both a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009, and an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts, through December 31, 2009.  The Banks have opted out of the debt guarantee component and opted into the transaction guarantee component of this program.

·
Temporary increase in deposit insurance coverage.  Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor, effective October 3, 2008.  The EESA provides that the basic deposit insurance limit is currently scheduled to return to $100,000 after December 31, 2009.

Given the current international, national and regional economic climate, it is unclear what effect the provisions of the EESA will have with respect to the profitability and operations of both the Company and the Banks.  In addition, the US government, either through the US Treasury or some other federal agency, may also advance additional programs that could materially impact the profitability and operations of both the Company and the Banks.  The failure of these governmental efforts to stabilize national and international markets could have a material effect on the Company’s business, financial condition, results of operations or access to the credit markets.

US Treasury Department Report.  In March 2008, the U.S. Treasury Department released a report containing short-, intermediate- and long-term recommendations to reform and modernize this country’s federal financial regulatory structure.  With respect to the banking industry, the report recommended the elimination of the federal thrift charter and conversion to the national bank charter, with the Office of Thrift Supervision (the “OTS”) merging with and into the Office of the Comptroller of the Currency (the “OCC”), the federal agency that regulates national banks.  On a longer term basis, the report also recommended a consolidation of the current functional regulation scheme for financial institutions into three distinct regulators: a market stability regulator (the Board of Governors of the Federal Reserve System); a prudent financial regulator (new); and a business conduct regulator (new).  It is unclear whether and to what extent this proposal will be implemented in the future and the impact it will have upon the operations of both the Company and the Banks.

USA Patriot Act.  The USA Patriot Act was enacted in 2001 which, together with regulations issued pursuant to this act, substantially broadened previously existing anti-money laundering laws and regulations, increased compliance, due diligence and reporting obligations for financial institutions, created new crimes and penalties and required federal banking agencies, in reviewing mergers and other acquisition transactions, to consider the effectiveness of the parties in combating money laundering activities.  The act requires all financial institutions to establish certain anti-money laundering compliance and due diligence programs that are reasonably designed to detect and report instances of money laundering.  The Company believes its compliance policies, procedures and controls satisfy the material requirements of the Patriot Act and regulations.

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

First National and United Bank are national banks subject to primary federal regulation and supervision by the OCC.  The FDIC, as an insurer of the deposits, also has some limited regulatory authority over First National and United Bank. State Bank, Boone Bank and Randall-Story Bank are state banks subject to regulation and supervision by the Iowa Division of Banking. The three state Banks are also subject to regulation and examination by the FDIC, which insures their respective deposits to the maximum extent permitted by law. The federal laws that apply to the Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and the deposit insurance fund of the FDIC and not to protect stockholders of such institutions or their holding companies.

The OCC and FDIC each have authority to prohibit banks under their supervision from engaging in what it considers to be an unsafe and unsound practice in conducting their business.  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including internal controls, credit underwriting, asset growth, management compensation, ratios of classified assets to capital and earnings. FDICIA also contains provisions which are intended to change independent auditing requirements, restrict the activities of state-chartered insured banks, amend various consumer banking laws, limit the ability of "undercapitalized banks" to borrow from the Federal Reserve's discount window, require regulators to perform periodic on-site bank examinations and set standards for real estate lending.

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

FDIC Insurance. The FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor, effective October 3, 2008.  The basic deposit insurance limit is currently scheduled to return to $100,000 after December 31, 2009.  Generally, under the permanent FDIC limits, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000 for single accounts, $250,000 for self-directed retirement accounts, $100,000 for joint accounts, and $100,000 for qualifying revocable trust accounts. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification.  The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law.   On October 16, 2008, the FDIC developed a restoration plan to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio to the statutory minimum of 1.15% of insured deposits by December 13, 2013.  To implement this plan, the FDIC has proposed to change its risk-based assessment system and its base assessment rates.  Effective only for the first quarter of 2009, the FDIC deposit assessment rates have been increased by 7 basis points.  Other changes to the system would include increased premiums for institutions that rely on excessive amounts of brokered deposits and for excessive use of secured liabilities.  The FDIC would also lower premiums for smaller institutions with very high capital levels.  On February 27, 2009, the FDIC: (1) adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; (2) due to extraordinary circumstances, extended the period of the restoration plan to seven years; and (3) adopted an interim rule with request for comments imposing an emergency 20 basis point special assessment on June 30, 2009, which will be collected on September 30, 2009, and allowing the FDIC to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the Deposit Insurance Fund. FDIC Chairman Sheila Bair announced on March 5, 2009 that the FDIC intends to cut the agency’s planned special emergency assessment in half, from 20 to 10 basis points, provided that Congress clears legislation expanding the FDIC’s line of credit with Treasury to $100 billion.

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with applicable risk-based capital level requirements as of December 31, 2008.

The current guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.  Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses.  Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term preferred stock, 45% of unrealized gain of equity securities and general reserve for loan and lease losses up to 1.25% of risk weighted assets

Under these guidelines, banks' assets are given risk weights of 0%, 20%, 50% or 100%.  Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50% rating).  Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds (which have a 50% rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0% rating).

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

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized".  Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized.  As of December 31, 2008 each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

Restrictions on Dividends. The dividends paid to the Company by the Banks are the major source of Company cash flow. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

First National Bank, as a national bank, generally may pay dividends, without obtaining the express approval of the OCC, in an amount up to its retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year.  Retained net profits as defined by the OCC, consists of net income less dividends declared during the period.  Currently, First National Bank is unable to pay dividends under the foregoing standard without the OCC’s approval and does not plan to seek such approval in 2009.  Boone Bank, Randall-Story Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits.  Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits.  Generally, reserves of 3% must be maintained against total transaction accounts of $43,900,000 or less (subject to an exemption not in excess of the first $9,300,000 of transaction accounts).  A reserve of $1,317,000 plus 10% of amounts in excess of $43,900,000 must be maintained in the event total transaction accounts exceed $43,900,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements.  Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

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

National Monetary Policies

In addition to being affected by general economic conditions, the earnings and growth of the Banks are affected by the regulatory authorities’ policies, including the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply, credit conditions and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits and the Federal Reserve Discount Rate, which is the rate, charged member banks to borrow from the Federal Reserve Bank. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

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

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years
Kathy L. Baker	62	Named President and Director of United Bank on January 1, 2008. Previously served as a Vice President in the lending department of United Bank.

Scott T. Bauer	46	Named President of First National Bank in 2007. Previously served as Executive Vice President and Senior Vice President of First National Bank.

Kevin G. Deardorff	54	Vice President & Technology Director of the Company.

Daniel L. Krieger	72
Chairman of the Company since 2003 and President of Company from 1997 to 2007. Also serves as a Director of the Company, Chairman of the Board and Trust Officer of First National and Chairman of the Board of Boone Bank.  Previously served as President of First National and Chairman of the Board of United Bank.

Stephen C. McGill	54	President of State Bank since 2003. Previously served as Senior Vice President of State Bank. Director of State Bank & Trust Co.

John P. Nelson	42	Vice President, Secretary and Treasurer of Company. Also serves as Director of Randall-Story Bank.

Thomas H. Pohlman	58
Named President of the Company in 2007.  Previously served as Chief Operating Officer of the Company in 2006 and President of First National from 1999 to 2007. Director of the Company and First National Bank, State Bank & Trust Co and United Bank.

Jeffrey K. Putzier	47	President of Boone Bank since 1999. Director of Boone Bank & Trust Co.

Rick J. Schreier	41	Named President of Randall Story Bank in May, 2008. Also serves as a director at Randall-Story State Bank. Previously served as Senior Vice President of lending at Randall-Story Bank and State Bank.

Terrill L. Wycoff	65	Executive Vice President of First National since 2000. Director of First National Bank.

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

General Business, Economic and Political Conditions.

The Company’s earnings and financial condition are affected by general business, economic and political conditions.  For example, a depressed economic environment increases the likelihood of lower employment levels and recession, which could adversely affect the Company’s earnings and financial condition.  General business and economic conditions that could affect the Company include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets and the strength of the national and local economies in which the Company operates.  Political conditions can also affect the Company’s earnings through the introduction of new regulatory schemes and changes in tax laws.

In particular, the latter half of 2007 and 2008 saw many negative developments in the financial services industry which have caused significant uncertainty and volatility in the financial markets in general. Additionally, the severe economic downturn that began in the fourth quarter of 2008 has continued into 2009 and threatens to undermine business and commercial activity on a global basis.  As a consequence of this recession, a wide range of industries face serious challenges, mostly related to reduced consumer confidence and an extreme lack of liquidity in the global credit markets.

The current economic downturn has caused many lending institutions to experience declines in the performance of their loans. Additionally, competition among depository institutions for deposits and quality loans has increased significantly. Added to this, the values of real estate collateral supporting mortgage loans have declined and may continue to do so, providing less security for those loans. Across the industry, bank holding companies and bank stock prices have fallen, as has the ability of banks to raise capital and borrow. Because of the uncertainty and upheaval within the financial markets and industry, there is a potential for new federal and/or state laws and regulations regarding lending, funding and liquidity practices of banks. Any new legislation or regulations could negatively impact the Company’s operations.

In addition, further negative market developments may continue to undermine consumer confidence levels and cause adverse changes in payment patterns, causing an increase in delinquencies and default rates, which in turn may impact the Company’s charge-offs and provisions for loan losses. A worsening of these market conditions could exacerbate their already adverse effect on the Company and the Banks and others in the financial services industry.

In response to the deterioration in economic conditions, the federal government has enacted the Emergency Economic Stabilization Act of 2008 (the “EESA”), giving the U.S. Treasury authority to take certain actions to restore liquidity and stability to the U.S. banking markets.  Based on the authority contained in the EESA, a number of programs have been announced, including the Capital Purchase Program under which the U.S. Treasury will purchase up to $250 billion of preferred stock from certain financial institutions that apply and are accepted to participate in the program.  There can be no assurance, however, that the EESA and other recently enacted government programs will help stabilize the U.S. financial system.  The failure of the EESA and other programs to stabilize the financial markets, together with a continuing deterioration of the national and global economies in general, could materially and adversely affect the Company’s business, financial condition and results of operations.

Risks Associated with Loans

A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company’s loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations.  During 2008, the Company’s allowance for loan losses and its level of impaired loans increased by 17.3% and 19.4%, respectively, over 2007 figures, and these amounts may continue to increase during 2009 as the economic downturn impacts the Company’s borrowers.

Bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses, an increase in loans considered to be “impaired” or the recognition of further loan charge-offs, based on current economic conditions. Any increases in the allowance for loan losses will result in a decrease in net income and capital and may have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Equity Securities

A substandard performance in the Company’s equity portfolio could lead to a reduction in the historical level of realized security gains and also lead to other than temporary impairments, thereby negatively impacting the Company’s earnings, as occurred during 2008.  The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial stocks which, as of December 31, 2008, had an estimated fair market value of approximately $8 million.  The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.  The strategy, however, did not prove successful in 2008 as problems in the residential mortgage industry caused a significant decline in the market value of the Company’s financial stocks.  Unrealized losses in the Company’s equity portfolio totaled $1.0 million (at the holding company level on an unconsolidated basis) as of December 31, 2008, after recognizing realized gains of $3.2 million in the portfolio during the year, as compared to unrealized gains of $3.3 million (at the holding company level on an unconsolidated basis) as of December 31, 2007, after recognizing realized gains of $1.4 million during 2007.  In addition, the Company recognized impairment losses of approximately $8.5 million in its equity portfolio during 2008 in connection with the impairment of Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) preferred stock.  Due to the severe economic downturn, the Company’s financial stocks have continued to lose value during the first quarter of 2009 and it is reasonably possible that the Company may incur impairment losses in 2009 which, as in 2008, would have a negative impact on the Company’s earnings for the year.

Debt Securities

A substandard performance in the Company’s debt securities portfolio could negatively impact the Company’s earnings.  The Company has invested in state and political subdivisions, U.S. government mortgage-backed securities, corporate bonds, U.S. government agencies and U.S. treasuries.  The Company incurred impairment losses of approximately $3.6 million in its debt securities portfolio during 2008 and it is reasonably possible that the Company may incur impairment losses on its debt securities during 2009 if economic conditions continue to deteriorate and adversely impact the issuers of the Company’s debt securities.  Any impairment losses on debt securities would have a negative impact on the Company’s earnings for the year.

Other Real Estate Owned

“Other real estate owned” consists of real estate collateral that the Company has received in foreclosure, or accepted in lieu of foreclosure, of impaired loans.  The value of the Company’s holdings of other real estate owned significantly increased from $2.8 million in 2007 to $13.3 million in 2008, primarily due to the foreclosure of a development loan secured by commercial real estate.  An independent appraisal confirms the fair market value of the other real estate owned and supports the carrying value of this asset on the Company’s balance sheet.  Valuations will be performed periodically by management with respect to current and any future other real estate owned, and any subsequent write-downs will be recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.  Due to potential changes in economic conditions, it is reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Rising Interest Rates

Although interest rates declined in the latter part of 2008 and will likely remain at historically low levels during 2009, any increase in interest rates that may occur in connection with the recovery of the economy could negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily its deposits and other borrowings).  Therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income, as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

Liquidity Risk

Maintaining adequate liquidity is essential to the banking business. An inability to raise funds through deposits, borrowing, sale of securities or other sources could have a substantial negative impact on the Company’s liquidity. Access to funding sources in amounts necessary to finance the Company’s activities or with terms that are acceptable to the Company could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of the Company’s business activity as a result of a downturn in the markets or adverse regulatory action against the Company. The Company’s ability to borrow could be impaired by factors such as a disruption in the financial markets or negative views and expectations of the prospects for the financial services industry in light of the recent turmoil facing the industry.

Although the Company’s current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future. If additional debt is needed in the future, there can be no assurance that such debt would be available or, if available, would be on favorable terms.  The ability of banks and holding companies to raise capital or borrow in the debt markets has been negatively affected by recent economic conditions. If additional financing sources are unavailable or not available on reasonable terms, the Company’s financial condition, results of operations and future prospects could be adversely affected.

Customer Concern over Deposit Insurance

With recent increased concerns about bank failures, customers are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits, if they were to occur, could adversely affect the Company’s funding costs and net income.

Increase in Deposit Insurance Premium

On October 16, 2008, the FDIC developed a restoration plan to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio to the statutory minimum of 1.15% of insured deposits by December 31, 2013. To implement this plan, the FDIC has proposed to change its risk-based assessment system and its base assessment rates. Effective only for the first quarter of 2009, the FDIC deposit assessment rates have been increased by 7 basis points. Other changes to the system would include increased premiums for institutions that rely on excessive amounts of brokered deposits and for excessive use of secured liabilities. The FDIC would also lower premiums for smaller institutions with very high capital levels.  On February 27, 2009, the FDIC:  (1) adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; (2) due to extraordinary circumstances, extended the period of the restoration plan to seven years; and (3) adopted an interim rule with request for comments imposing an emergency 20 basis point special assessment on June 30, 2009, which will be collected on September 30, 2009, and allowing the FDIC to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the Deposit Insurance Fund.  FDIC Chairman Sheila Bair announced on March 5, 2009 that the FDIC intends to cut the agency’s planned special emergency assessment in half, from 20 to 10 basis points, provided that Congress clears legislation expanding the FDIC’s line of credit with Treasury to $100 billion.  Any increase in the risk category of the Banks or any increase in the base assessment rates, or the imposition of any special assessments, would likely have a material adverse effect on the Company’s earnings.

Concentration of Operations
The Company’s operations are concentrated in central Iowa. As a result of this geographic concentration, the Company’s results may correlate to the economic conditions in this area, which were adversely impacted by the general decline in economic and market activity experienced during the latter portion of 2008.  Continuing deterioration in economic conditions, particularly in the industries on which this area depends (including agriculture which, in turn, is dependent upon weather conditions and government support programs), may adversely affect the quality of the Company’s loan portfolio and the demand for the Company’s products and services, and accordingly, its financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has not received any written comments from the staff of the SEC regarding its periodic or current reports filed in 2008 under the Exchange Act.

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

The property the Company owns is located at 2330 Lincoln Way, Ames, Iowa consisting of a multi tenant building of approximately 16,000 square feet.  First National leases 5,422 square feet of this building to serve as its University Office.  4,981 square feet of the remaining space is currently leased to seven tenants who occupy the space for business purposes; the remaining 2,686 square feet of rentable space is currently unoccupied.  The Company owns a real estate property adjacent to 2330 Lincoln Way at 2318 Lincoln Way which consists of a single story commercial building with 2,400 square feet of leased space that is currently leased by one tenant for business purposes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 27, 2009, the Company had approximately 545 shareholders of record and an estimated 876 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts.  The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”.  Trading in the Company’s common stock is, however, relatively limited.

Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

	2008			2007
Quarter	Market Price High	Low	Quarter	Market Price High	Low
1st	$20.95	$18.26	1st	$22.44	$20.56
2nd	$22.94	$15.12	2nd	$23.19	$21.00
3rd	$42.11	$15.60	3rd	$21.70	$19.06
4th	$26.98	$20.58	4th	$21.75	$17.64

The Company declared aggregate annual cash dividends in 2008 and 2007 of approximately $10,564,000 and $10,183,000, respectively, or $1.12 per share in 2008 and $1.08 per share in 2007.  In February 2009, the Company declared a cash dividend of approximately $943,000 or $0.10 per share. Quarterly dividends declared during the last two years were as follows:

	2008	2007
Quarter	Cash dividends declared per share	Cash dividends declared per share
1st	$0.28	$0.27
2nd	$0.28	$0.27
3rd	$0.28	$0.27
4th	$0.28	$0.27

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

The Board of Directors of the Company did not renew the previously announced stock repurchase program for 2009 and no purchases were made under the program in 2008 or 2007.

The following performance graph provides information regarding cumulative, five-year total return on an indexed basis of the Company's Common Stock as compared with the NASDAQ Composite Index, the SNL Midwest OTC Bulletin Board Bank Index (“Midwest OTC Bank Index”) and the SNL NASDAQ Bank Index prepared by SNL Financial L.C. of Charlottesville, Virginia. The Midwest OTC Bank Index reflects the performance of 144 bank holding companies operating principally in the Midwest as selected by SNL Financial. The SNL NASDAQ Bank Index is comprised of 344 bank and bank holding companies listed on the NASDAQ market throughout the United States. The indexes assume the investment of $100 on December 31, 2003 in the Common Stock, the NASDAQ Composite Index, Midwest OTC Bank Index and the NASDAQ Bank Index with all dividends reinvested. The Company’s stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Ames National Corporation	100.00	143.31	141.45	120.92	118.20	169.50
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL NASDAQ Bank	100.00	114.61	111.12	124.75	97.94	71.13
Midwest OTC Bank Index	100.00	119.15	124.05	130.64	127.52	95.04

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2004 through 2008 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Selected Financial Data

	Year Ended December 31,

(dollars in thousands, except per share amounts)	2008	2007	2006	2005	2004

STATEMENT OF INCOME DATA
Interest income	$45,514	$47,562	$44,296	$41,306	$37,354
Interest expense	16,402	23,537	21,306	15,933	10,564

Net interest income	29,112	24,025	22,990	25,373	26,790
Provision (credit) for loan losses	1,313	(94)	(183)	331	479

Net interest income after provision (credit) for
loan losses	27,799	24,119	23,173	25,042	26,311
Noninterest income (loss)	(3,008)	7,208	6,674	5,613	5,269
Noninterest expense	17,594	16,776	15,504	15,210	14,935

Income before provision for income tax	7,197	14,551	14,343	15,445	16,645
Provision for income tax	845	3,542	3,399	3,836	4,255

Net Income	$6,352	$11,009	$10,944	$11,609	$12,390

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$10,564	$10,183	$9,801	$9,417	$7,590
Cash dividends declared per share	$1.12	$1.08	$1.04	$1.00	$0.81
Basic and diluted earnings per share	$0.67	$1.17	$1.16	$1.23	$1.32
Weighted average shares outstanding	9,431,393	9,427,503	9,422,402	9,415,599	9,405,705

BALANCE SHEET DATA
Total assets	$858,141	$861,591	$838,853	$819,384	$839,753
Net loans	452,880	463,651	429,123	440,318	411,639
Deposits	664,795	690,119	680,356	668,342	658,176
Stockholders' equity	103,837	110,021	112,923	109,227	110,924
Equity to assets ratio	12.10%	12.77%	13.46%	13.33%	13.21%

	Year Ended December 31,
	2008	2007	2006	2005	2004

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$6,352	$11,009	$10,944	$11,609	$12,390
Average assets	857,705	843,788	818,450	831,198	793,076
Average stockholders' equity	107,794	111,371	109,508	109,802	108,004

Return on assets (net income divided by average assets)	0.74%	1.30%	1.34%	1.40%	1.56%
Return on equity (net income divided by average equity)	5.89%	9.89%	9.99%	10.57%	11.47%
Net interest margin (net interest income divided by average earning assets)	3.94%	3.39%	3.29%	3.56%	3.97%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	67.40%	53.71%	52.27%	49.09%	46.59%
Dividend payout ratio (dividends per share divided by net income per share)	167.16%	92.31%	89.66%	81.30%	61.27%
Dividend yield (dividends per share divided by closing year-end market price)	4.22%	5.54%	4.95%	3.89%	3.01%
Equity to assets ratio (average equity divided by average assets)	12.57%	13.20%	13.38%	13.21%	13.62%

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

The Company’s primary competitive strategy is to utilize seasoned and competent Bank management and local decision-making authority to provide customers with prompt response times and flexibility in the products and services offered.  This strategy is viewed as providing an opportunity to increase revenues through creating a competitive advantage over other financial institutions.  The Company also strives to remain operationally efficient to improve profitability while enabling the Banks to offer more competitive loan and deposit rates.

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Banks; (ii) service charges on deposit accounts maintained at the Banks; (iii) interest on fixed income investments held by the Company and the Banks; (iv) fees on trust services provided by those Banks exercising trust powers; and (v) securities gains and dividends on equity investments held by the Company and the Banks.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Banks’ loan and deposit functions; and (iv) occupancy expenses for maintaining the Banks’ facilities.  The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company reported net income of $6,352,000 for the year ended December 31, 2008 compared to $11,009,000 and $10,944,000 reported for the years ended December 31, 2007 and 2006, respectively. This represents a decrease of 42.3% when comparing 2008 to 2007.  Although net interest income improved 21% in 2008 over 2007, this increase was offset by lower non-interest income associated with the other-than-temporary impairment of investment securities recorded in 2008. The increase in net income in 2007 from 2006 of 0.6% was the result of higher net interest income of 4%, offset by higher non-interest expense associated with the opening of the Ankeny office of First National.  Earnings per share for 2008 were $0.67 compared to $1.17 in 2007 and $1.16 in 2006.  Four of the five Banks had profitable operations during 2008, with United Bank reporting a slight net loss.

The Company’s return on average equity for 2008 was 5.89% compared to 9.89% and 9.99% in 2007 and 2006, respectively, and the return on average assets for 2008 was 0.74% compared to 1.30% in 2007 and 1.34% in 2006.  The decrease in return on average equity and assets when comparing 2008 to 2007 was primarily a result of the other-than-temporary impairment on investment securities recorded in 2008.  A higher level of average equity and average assets in 2007 compared to 2006 caused both the return on average equity and return on average assets to decline in 2007 compared to the previous year.

The following discussion will provide a summary review of important items relating to:

•	Challenges
•	Key Performance Indicators
•	Industry Results
•	Critical Accounting Policy
•	Income Statement Review
•	Balance Sheet Review
•	Asset Quality Review and Credit Risk Management
•	Liquidity and Capital Resources
•	Interest Rate Risk
•	Inflation
•	Forward-Looking Statements

Challenges

Management has identified certain events or circumstances involving uncertainties that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges.

•
On July 16, 2008, the Company’s lead bank, First National, entered into an informal Memorandum of Understanding with the Office of the Comptroller of the Currency (the “OCC”) regarding First National’s commercial real estate loan portfolio, including specific actions to be taken with respect to commercial real estate risk management procedures, credit underwriting and administration, appraisal and evaluation processes, problem loan management, credit risk ratings recognition and loan review procedures. Since entering into the Memorandum, management has been actively pursuing the corrective actions required by the Memorandum in an effort to address the deficiencies noted in administration of its commercial real estate loan portfolio.  In the event the OCC determines, through future examination of First National, that the specific actions required by the Memorandum have not been successfully implemented a more formal enforcement action may be initiated by the OCC.

•
The Company and the Banks have invested in various corporate bonds issued by companies whose financial condition may further deteriorate, thus requiring additional impairment charges.  Management believes that impairments in the investment portfolio at December 31, 2008 are temporary; however, it is reasonably possible that additional impairment charges may be necessary on investment securities in future periods if financial and economic conditions do not improve or deteriorate further.

•
Banks have historically earned higher levels of net interest income by investing in longer term loans and securities at higher yields and paying lower deposit expense rates on shorter maturity deposits.  However, the difference between the yields on short term and long term investments was very low for much of 2007 and 2008, making it more difficult to manage net interest margins. If the yield curve was to flatten or invert in 2009, the Company’s net interest margin may compress and net interest income may be negatively impacted.  Historically, management has been able to position the Company’s assets and liabilities to earn a satisfactory net interest margin during periods when the yield curve is flat or inverted by appropriately managing credit spreads on loans and maintaining adequate liquidity to provide flexibility in an effort to hold down funding costs.  Management would seek to follow a similar approach in dealing with this challenge in 2009.

•
While interest rates declined in the latter part of 2008 and may continue to remain historically low during 2009, interest rates may eventually increase and may present a challenge to the Company.  Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense may increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

•
A substandard performance in the Company’s equity portfolio could lead to a reduction in the historical level of realized security gains or potential impairments, thereby negatively impacting the Company’s earnings.  The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks with an estimated fair market value of approximately $8 million as of December 31, 2008.  The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.  However, this strategy did not prove successful in 2008 as problems in the residential mortgage industry caused a significant decline in the market value of the Company’s financial stocks. Unrealized losses in the Company’s equity portfolio totaled $1.0 million (at the holding company level on an unconsolidated basis) as of December 31, 2008 after recognizing realized gains of $3.2 in the portfolio during the year.  This compares to unrealized gains of $3.3 million (at the holding company level on an unconsolidated basis) as of December 31, 2007 after recognizing realized gains of $1.4 million during 2007.  Due to economic conditions and uncertainty, the Company’s financial stocks have continued to lose value during early 2009.  Management believes that there are no other-than-temporary impairments in the Company’s equity portfolio at December 31, 2008; however, it is reasonably possible that the Company may incur impairment losses in 2009.

•
The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2008 and 2007 and contributed to the Company’s increased level of non-performing loans and other real estate owned.  During the year ended December 31, 2008, the Company foreclosed on two real estate properties (other real estate owned) totaling $10.5 million in the Des Moines market.  Presently, the Company has $3.3 million in impaired loans with seven Des Moines development companies with specific reserves totaling $139,000.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

•
Other real estate owned at December 31, 2008 amounted to $13.3 million.  Management performs valuations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

•
During 2009, management will be focusing its efforts, in part, on steps necessary to improve the Company’s capital position given the ongoing negative developments in the national and local economies and the uncertainty of the timing and improvement of economic conditions.  An increased level of capital will enable the Company to better accommodate any impairment losses in the investment portfolio that may be recorded during the year and any provision expenses related to the allowance for loan losses due to uncertainties with respect to the asset quality of the Company’s commercial real estate loan portfolio.  To this end, the Company announced on February 13, 2009 that the quarterly dividend to be paid on May 15, 2009 to shareholders of record as of May 1, 2009 will be reduced to $0.10 per share from the previous dividend of $0.28 per share declared in the fourth quarter of 2008.  Management believes that maintaining an increased level of capital is prudent given the unstable economic conditions that are expected to continue during 2009.

•
The effect of changes in laws and regulations pertaining to the Company and the Banks may impact the Company’s profitability.  The FDIC assessment rates have not been finalized, but will be increasing significantly in 2009.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,305 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Year Ended December 31,
	2008		2007		2006
	Company	Industry	Company	Industry	Company	Industry

Return on assets	0.74%	0.12%	1.30%	0.81%	1.34%	1.28%

Return on equity	5.89%	1.24%	9.89%	7.75%	9.99%	12.30%

Net interest margin	3.94%	3.18%	3.39%	3.29%	3.29%	3.31%

Efficiency ratio	67.40%	59.02%	53.71%	59.37%	52.27%	56.79%

Capital ratio	12.57%	7.49%	13.20%	7.98%	13.38%	8.23%

Key performance indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company’s return on assets ratio is higher than that of the industry; however, this ratio has declined in 2008 as compared to 2007 and 2006 primarily as the result of the other-than-temporary impairment in 2008.

•	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company.  The Company’s return on equity ratio is higher than the industry primarily as a result the Company’s higher net interest margins and lower provision for loan losses, offset by the other-than-temporary impairment in 2008.

•	Net Interest Margin

This ratio is calculated by dividing net interest income by average earning assets.  Earning assets consist primarily of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings.  The Company’s net interest margin is higher than peer bank averages and has improved since 2006 primarily as a result of lower cost of funds on deposits and borrowings.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio is higher than the industry average and the Company’s efficiency ratio in 2007 and 2006 primarily as a result of the other-than-temporary impairment in 2008.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2008:

Industry Reports First Quarterly Loss Since 1990

Expenses associated with rising loan losses and declining asset values overwhelmed revenues in the fourth quarter of 2008, producing a net loss of $26.2 billion at insured commercial banks and savings institutions. This is the first time since the fourth quarter of 1990 that the industry has posted an aggregate net loss for a quarter.  The −0.77 percent quarterly return on assets (ROA) is the worst since the −1.10 percent in the second quarter of 1987. A year ago, the industry reported $575 million in profits and an ROA of 0.02 percent. High expenses for loan-loss provisions, sizable losses in trading accounts, and large write downs of goodwill and other assets all contributed to the industry’s net loss. A few very large losses were reported during the quarter—four institutions accounted for half of the total industry loss—but earnings problems were widespread. Almost one out of every three institutions (32 percent) reported a net loss in the fourth quarter. Only 36 percent of institutions reported year-over-year increases in quarterly earnings, and only 34 percent reported higher quarterly ROAs.

Provisions for Loan Losses Are More than Double Year-Earlier Total

Insured banks and thrifts set aside $69.3 billion in provisions for loan and lease losses during the fourth quarter, more than twice the $32.1 billion that they set aside in the fourth quarter of 2007. Loss provisions represented 50.2 percent of the industry’s net operating revenue (net interest income plus total noninterest income), the highest proportion since the second quarter of 1987 when provisions absorbed 53.2 percent of net operating revenue. As in the fourth quarter of 2007, a few institutions reported unusually large trading losses, while others took substantial charges for impairment of goodwill. Trading activities produced a $9.2 billion net loss in the quarter, compared to a loss of $11.2 billion a year earlier. These are the only two quarters in the past 25 years in which trading revenues have been negative. Goodwill impairment charges and other intangible asset expenses rose to $15.8 billion, from $11.5 billion in the fourth quarter of 2007. Other negative earnings factors included a $6.0-billion (12.8-percent) year-over-year decline in noninterest income, and $8.1 billion in realized losses on securities and other assets in the quarter, more than twice the $3.7 billion in losses realized a year earlier. The reduction in noninterest income was driven by declines in servicing income (down $3.1 billion from a year earlier) and securitization income (down $2.6 billion, or 52.3 percent).

Average Net Interest Margin at Community Banks Falls to 20-Year Low

Net interest income totaled $97.0 billion in the fourth quarter, an increase of $4.5 billion (4.9 percent) from the fourth quarter of 2007. The average net interest margin (NIM) was 3.34 percent in the quarter, up slightly from 3.32 percent a year earlier but lower than the 3.37 percent average in the third quarter. The year-over-year margin improvement was confined mostly to larger institutions. More than half of all institutions (56 percent) reported lower NIMs. At institutions with less than $1 billion in assets, the average margin was 3.66 percent, compared to 3.85 percent a year earlier and 3.78 percent in the third quarter. This is the lowest quarterly NIM for this size group of institutions since the second quarter of 1988. At larger institutions, the average NIM improved from 3.24 percent a year earlier to 3.30 percent, slightly below the 3.32 percent average of the third quarter.  When short-term interest rates are low and declining, it is more difficult for banks to reduce the rates they pay for deposits without causing deposit outflows. The cost of short-term nondeposit liabilities, in contrast, tends to follow movements in short-term interest rates more closely. Community banks fund more than two-thirds of their assets with domestic interest-bearing deposits, whereas larger institutions fund less than half of their assets with these deposits. As rates fell in the fourth quarter, average funding costs declined at larger institutions but remained unchanged at community banks.

Full-Year Earnings Fall to Lowest Level in 18 Years

Net income for all of 2008 was $16.1 billion, a decline of $83.9 billion (83.9 percent) from the $100 billion the industry earned in 2007. This is the lowest annual earnings total since 1990, when the industry earned $11.3 billion. The ROA for the year was 0.12 percent, the lowest since 1987, when the industry reported a net loss.  Almost one in four institutions (23.4 percent) was unprofitable in 2008, and almost two out of every three institutions (62.5 percent) reported lower full-year earnings than in 2007. Loss provisions totaled $174.3 billion in 2008, an increase of $105.1 billion (151.9 percent) compared to 2007. Total noninterest income was $25.5 billion (10.9 percent) lower as a result of the industry’s first-ever full-year trading loss ($1.8 billion), a $5.8-billion (27.4-percent) decline in securitization income, and a $6.8-billion negative swing in proceeds from sales of loans, foreclosed properties, and other assets. As low as the full-year earnings total was, it could easily have been worse. If the effect of failures and purchase accounting for mergers that occurred during the year is excluded from reported results, the industry would have posted a net loss in 2008.  The magnitude of many year-over-year income and expense comparisons is muted by the impact of these structural changes and their accounting treatments.

Quarterly Net Charge-Off Rate Matches Previous High

Net loan and lease charge-offs totaled $37.9 billion in the fourth quarter, an increase of $21.6 billion (132.2 percent) from the fourth quarter of 2007. The annualized quarterly net charge-off rate was 1.91 percent, equaling the highest level in the 25 years that institutions have reported quarterly net charge-offs (the only other time the charge-off rate reached this level was in the fourth quarter of 1989). The year-over-year increase in quarterly net charge-offs was led by real estate construction and development loans (up $6.1 billion, or 448.1 percent), closed-end 1–4 family residential mortgage loans (up $4.6 billion, or 206.1 percent), commercial and industrial (C&I) loans (up $3.0 billion, or 97.3 percent), and credit cards (up $2.5 billion, or 60.1 percent).  Charge-offs in all major loan categories increased from a year ago. Real estate loans accounted for almost two thirds of the total increase in charge-offs (64.7 percent).

Noncurrent Loans Register Sizable Increase in the Fourth Quarter

The amount of loans and leases that were noncurrent rose sharply in the fourth quarter, increasing by $44.1 billion (23.7 percent). Noncurrent loans totaled $230.7 billion at year-end, up from $186.6 billion at the end of the third quarter. More than two-thirds of the increase during the quarter (69.3 percent) came from loans secured by real estate. Noncurrent closed-end 1–4 family residential mortgages increased by $18.5 billion (24.1 percent) during the quarter, while noncurrent C&I loans rose by $7.6 billion (43.0 percent).  Noncurrent home equity loans increased by $3.0 billion (39.0 percent) and noncurrent loans secured by nonfarm nonresidential real estate increased by $2.9 billion (20.2 percent). In the 12 months ended December 31, total noncurrent loans at insured institutions increased by $118.8 billion (107.2 percent). At the end of the year, the percentage of loans and leases that were noncurrent stood at 2.93 percent, the highest level since the end of 1992. Real estate construction loans had the highest noncurrent rate of any major loan category at year-end, at 8.51 percent, up from 7.30 percent at the end of the third quarter.

Reserve Coverage Ratio Slips to 16-Year Low

Total reserves increased by $16.5 billion (10.5 percent) in the fourth quarter. Insured institutions added $31.5 billion more in loss provisions to reserves than they took out in charge-offs, but the impact of purchase accounting from a few large mergers in the quarter limited the overall growth in industry reserves.2 The growth in reserves, coupled with a decline in industry loan balances, caused the industry’s ratio of reserves to total loans to increase during the quarter from 1.96 percent to 2.20 percent, a 14-year high. However, the increase in reserves did not keep pace with the sharp rise in noncurrent loans, and the industry’s ratio of reserves to noncurrent loans fell from 83.9 percent to 75.0 percent. This is the lowest level for the “coverage ratio” since the third quarter of 1992.

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

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” accompanying the Company’s audited financial statements.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified the allowance for loan losses, valuation of other real estate owned and the assessment of other-than-temporary impairment for certain financial instruments to be the Company’s most critical accounting policies.

Allowance for Loan Losses:

The allowance for loan losses is established through a provision for loan losses that is treated as an expense and charged against earnings.  Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans.  On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors.  Qualitative factors include the general economic environment in the Company’s market area.  To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or lesser than future charge-offs.  Due to potential changes in conditions, it is at least reasonably possible that change in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

In December of 2006, the Office of the Comptroller of the Currency and other federal banking regulatory agencies issued in inter-agency policy statement to provide guidance to boards of directors and management concerning the process for reviewing and determining the allowance for loan losses and to ensure consistency of that process with generally accepted accounting principles.  In response, the Company amended its Loan Policy in November of 2007 to implement the guidance contained in the policy statement.  Under the amended Loan Policy, the judgments utilized by management in establishing specific reserves for problem credits have now become more influenced by the lack of payment performance and net collateral shortfalls in the event of collateral liquidation.  Previously, the Loan Policy had focused more on general weaknesses that resulted in loans being adversely classified by federal banking regulatory agencies and establishing specific reserves in line with historic regulatory accepted levels, which typically lead to higher levels of specific reserves for such credits.  As a result of implementing the guidance contained in the amended Loan Policy, specific reserves as of December 31, 2007 declined when compared to specific reserves as of December 31, 2006; however, the effect of the implementation on the overall allowance for loan losses was not significant.  For further discussion concerning the allowance for loan losses and the process of establishing specific reserves, see the section of this Report entitled Asset Quality Review and Credit Risk Management – Analysis of the Allowance for Loan Losses.

Other Real Estate Owned:

Real estate properties acquired through or in lieu of foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  The portion of interest costs relating to development of real estate is capitalized.  Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost basis or fair value less cost to sell. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Other-Than-Temporary Impairment of Investment Securities:

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Due to potential changes in conditions, it is at least reasonably possible that changes in management’s assessment of other-than-temporary impairment will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements

Average Balances and Interest Rates

The following two tables are used to calculate the Company’s net interest margin.  The first table includes the Company’s average assets and the related income to determine the average yield on earning assets.  The second table includes the average liabilities and related expense to determine the average rate paid on interest bearing liabilities.  The net interest margin is equal to the interest income less the interest expense divided by average earning assets.  Refer to the net interest income discussion following the tables for additional detail.

ASSETS
	2008			2007			2006

	Average balance	Revenue	Yield	Average balance	Revenue	Yield	Average balance	Revenue	Yield
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$82,448	$4,915	5.96%	$78,241	$6,201	7.93%	$70,581	$5,490	7.78%
Agricultural	32,230	2,227	6.91%	31,964	2,696	8.43%	33,054	2,758	8.34%
Real estate	324,863	20,754	6.39%	321,225	21,209	6.60%	306,991	19,655	6.40%
Consumer and other	24,241	1,562	6.44%	22,658	1,523	6.72%	27,540	1,691	6.14%

Total loans (including fees)	$463,782	$29,458	6.35%	$454,088	$31,629	6.97%	$438,166	$29,594	6.75%

Investment securities
Taxable	$200,580	$10,093	5.03%	$205,203	$9,858	4.80%	$212,897	$9,195	4.32%
Tax-exempt 2	136,464	8,614	6.31%	137,109	8,930	6.51%	123,427	7,913	6.41%

Total investment securities	$337,044	$18,707	5.55%	$342,312	$18,788	5.49%	$336,324	$17,108	5.09%

Interest bearing deposits with banks	$5,053	$193	3.82%	$864	$37	4.28%	$4,114	$139	3.38%
Federal funds sold	8,918	171	1.92%	4,630	233	5.03%	4,229	224	5.30%

Total interest-earning assets	$814,797	$48,529	5.96%	$801,894	$50,687	6.32%	$782,833	$47,065	6.01%

Noninterest-earning assets
Cash and due from banks	$19,581			$18,086			$17,056
Premises and equipment, net	13,007			13,618			11,005
Other, less allowance for loan losses	10,320			10,190			7,556

Total noninterest-earning assets	$42,908			$41,894			$35,617

TOTAL ASSETS	$857,705			$843,788			$818,450
1 Average loan balance includes nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2008			2007			2006

	Average balance	Revenue/ expense	Yield/rate	Average balance	Revenue/ expense	Yield/rate	Average balance	Revenue/ expense	Yield/rate
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$317,346	$3,658	1.15%	$309,787	$7,734	2.50%	$314,567	$8,250	2.62%
Time deposits < $100,000	170,223	6,603	3.88%	179,740	7,996	4.45%	182,241	7,071	3.88%
Time deposits > $100,000	97,193	3,947	4.06%	107,600	5,325	4.95%	99,123	4,422	4.46%

Total deposits	$584,762	$14,208	2.43%	$597,127	$21,055	3.53%	$595,931	$19,743	3.31%
Other borrowed funds	78,764	2,194	2.79%	57,047	2,482	4.35%	36,388	1,563	4.30%

Total Interest-bearing liabilities	$663,526	$16,402	2.47%	$654,174	$23,537	3.60%	$632,319	$21,306	3.37%

Noninterest-bearing liabilities
Demand deposits	78,033			70,459			70,095
Other liabilities	8,352			7,784			6,528

Stockholders' equity	107,794			111,371			109,508

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$857,705			$843,788			$818,450

Net interest income		$32,127	3.94%		$27,150	3.39%		$25,759	3.29%

Spread Analysis
Interest income/average assets		$48,529	5.66%		$50,687	6.01%		$47,065	5.75%
Interest expense/average assets		16,402	1.91%		23,537	2.79%		21,306	2.60%
Net interest income/average assets		32,127	3.75%		27,150	3.22%		25,759	3.15%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate.  For example, commercial loan interest income decreased $1,286,000 in 2008 compared to 2007.  An increased volume of commercial loans added $320,000 in income in 2008 and lower interest rates decreased interest income in 2008 by $1,606,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

	2008 Compared to 2007			2007 Compared to 2006
(dollars in thousands)
	Volume	Rate	Total 1	Volume	Rate	Total 1
Interest income
Loans
Commercial	$320	$(1,606)	$(1,286)	$604	$107	$711
Agricultural	22	(491)	(469)	(92)	30	(62)
Real estate	235	(690)	(455)	928	626	1,554
Consumer and other	103	(64)	39	(318)	150	(168)

Total loans (including fees)	680	(2,851)	(2,171)	1,122	913	2,035

Investment securities
Taxable	(227)	462	235	(339)	1,002	663
Tax-exempt	(42)	(274)	(316)	891	126	1,017

Total investment securities	(269)	188	(81)	552	1,128	1,680

Interest bearing deposits with banks	160	(4)	156	(154)	53	(101)
Federal funds sold	136	(198)	(62)	21	(13)	8

Total interest-earning assets	707	(2,865)	(2,158)	1,541	2,081	3,622

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	185	(4,261)	(4,076)	(156)	(360)	(516)
Time deposits < $100,000	(408)	(985)	(1,393)	(98)	1,023	925
Time deposits > $100,000	(482)	(896)	(1,378)	395	508	903

Total deposits	(705)	(6,142)	(6,847)	141	1,171	1,312

Other borrowed funds	768	(1,056)	(288)	901	18	919

Total interest-bearing liabilities	63	(7,198)	(7,135)	1,042	1,189	2,231

Net interest income-earning assets	$644	$4,333	$4,977	$499	$892	$1,391

1 The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest component contributing to net income is net interest income, which is the difference between interest earned on earning assets (which are primarily loans and investments) and interest paid on interest bearing liabilities (which are primarily deposits accounts and other borrowings).  The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income.  Refer to the tables preceding this paragraph for additional detail.  Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, and by government policies and the action of regulatory authorities.  Net interest income divided by average earning assets is referred to as net interest margin.  For the years December 31, 2008, 2007 and 2006, the Company's net interest margin was 3.94%, 3.39% and 3.29%, respectively.

Net interest income during 2008, 2007 and 2006 totaled $29,112,000, $24,025,000 and $22,990,000, respectively, representing a 21% increase in 2008 compared to 2007 and a 5% increase in 2007 from 2006.  Net interest income improved in 2008 as compared to 2007 as yields on deposits and other borrowings declined more than yields on loans and investment securities.  Net interest income improved in 2007 compared to 2006 as the yields and volumes improved on loans and investments.

The high level of competition in the local markets will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s largest market, Ames, Iowa, has ten banks, two thrifts, four credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other communities creating similarly competitive environments.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses.  The Company’s provision for loan losses for the year ending December 31, 2008 was $1,313,000 compared to a credit for loan losses of $94,000 during the same period last year. Increases in the general factors used to calculate the provision for loan losses due to weakening economic conditions and a higher level of risk associated with construction and commercial real estate loan portfolios was the primary reason the provision for loan losses increased from 2007 to 2008.  A reduction in the specific reserves for problem credits allowed a decrease in the required level of the allowance for loan losses calculated by the Banks for 2007 and 2006.  Refer to the Asset Quality and Credit Risk Management discussion for additional details with regard to loan loss provision expense.

Management believes the allowance for loan losses to be adequate to absorb probable losses in the current portfolio. This statement is based upon management's continuing evaluation of inherent risks in the current loan portfolio, current levels of classified assets and general economic factors. The Company will continue to monitor the allowance and make future adjustments to the allowance as conditions dictate.  Due to potential changes in conditions, it is at least reasonably possible that change in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Noninterest Income and Expense

Total noninterest income is comprised primarily of fee-based revenues from trust and agency services, bank-related service charges on deposit activities, net securities gains generated primarily by the Company’s equity holdings, other-than-temporary impairment of investment securities, merchant and ATM fees related to electronic processing of merchant and cash transactions and secondary market income.

Noninterest income (loss) during the years ended 2008, 2007 and 2006 totaled ($3,008,000), $7,208,000 and $6,674,000, respectively, representing a 142% decrease in 2008 from 2007 and an 8% increase in 2007 from 2006.  Excluding the other-than-temporary impairment of investment securities and securities gains in 2008 and 2007, noninterest income decreased 3.7% in 2008 as compared to 2007.  The lower non-interest income in 2008 as compared to 2007 related primarily to the other-than-temporary impairment of investment securities and lower trust department income, offset in part by higher realized gains on the sale of securities.  Impairment for 2008 primarily related to charges of $8,451,000 related to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation preferred stock and $3,603,000 related to three corporate bonds.  The higher non-interest income in 2007 compared to 2006 related to higher realized gains on the sale of securities and improved trust department income.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds.  Historically, the Company has not had any material expenses relating to discontinued operations, extraordinary losses or adjustments from a change in accounting principles.  Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 60% of noninterest expenses in 2008.

Noninterest expense during the years ended 2008, 2007 and 2006 totaled $17,594,000, $16,776,000 and $15,504,000, respectively, representing a 5% increase in 2008 compared to an 8% increase in 2007.  The primary reason for the increase in 2008 and 2007 was the opening of First National’s Ankeny office in April of 2007.  The percentage of noninterest expense to average assets was 2.05% in 2008, compared to 1.99% and 1.89% during 2007 and 2006, respectively.

Provision for Income Taxes

The provision for income taxes for 2008, 2007 and 2006 was $845,000, $3,542,000 and $3,399,000, respectively. This amount represents an effective tax rate of 12% during 2008, compared to 24% and 24% for 2007 and 2006, respectively.  The Company's marginal federal tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

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

Total assets decreased to $858,141,000 in 2008 compared to $861,591,000 in 2007, a 0.4% decrease.  The Company’s loan portfolio decreased $10,771,000 and investment securities decreased $26,928,000, offset by an increase of $20,779,000 in the Company’s federal funds sold and interest bearing deposits when comparing year end 2008 and 2007.

Loan Portfolio

Net loans as of December 31, 2008 totaled $452,880,000, down from the $463,651,000 as of December 31, 2007, a decrease of 2%. The decrease in loan volume can be primarily attributed to the slowing economy creating less demand for commercial loans.  Loans are the primary contributor to the Company’s revenues and cash flows.  The average yield on loans was 80 and 148 basis points higher in 2008 and 2007, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2008.

	2008	2007	2006	2005	2004
(dollars in thousands)
Real Estate
Construction	$35,326	$46,568	$30,600	$23,973	$21,042
1-4 family residential	95,988	104,762	103,620	102,043	97,612
Commercial	153,366	147,023	139,149	153,920	160,176
Agricultural	33,547	33,684	31,092	30,606	27,443
Commercial	76,653	78,616	73,760	71,430	57,189
Agricultural	40,324	36,133	33,434	32,216	30,713
Consumer and other	24,528	22,782	24,276	33,340	24,584

Total loans	459,732	469,568	435,931	447,528	418,759
Deferred loan fees, net	72	137	276	445	644

Total loans net of deferred fees	$459,660	$469,431	$435,655	$447,083	$418,115

The Company's loan portfolio consists of real estate loans, commercial loans, agricultural loans and consumer loans.  As of December 31, 2008, gross loans totaled approximately $460 million, which equals approximately 69% of total deposits and 54% of total assets. The Company’s peer group (consisting of 412 bank holding companies with total assets of $500 to $1,000 million) loan to deposit ratio as of December 31, 2008 was a much higher 92%.  The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy.  As of December 31, 2008, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2008

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

	Within one year	After one year but within five years	After five years	Total
(dollars in thousands)

Real Estate
Construction	$26,845	$8,419	$62	$35,326
1-4 family residential	30,328	55,574	10,086	95,988
Commercial	32,791	111,080	9,495	153,366
Agricultural	8,894	21,165	3,488	33,547
Commercial	36,971	38,784	898	76,653
Agricultural	25,366	14,415	543	40,324
Consumer and other	3,544	17,219	3,765	24,528

Total loans	$164,739	$266,656	$28,337	$459,732

	After one year but within five years	After five years

Loan maturities after one year with:
Fixed rates	$178,995	$23,726
Variable rates	87,661	4,611

	$266,656	$28,337

Loans Held For Sale

Mortgage origination funding awaiting delivery to the secondary market totaled $1,152,000 and $345,000 as of December 31, 2008 and 2007, respectively.  Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations.  The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income.  It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2008 were $313,014,000, a decrease of $27 million or 8% from the prior year end.  As of December 31, 2008 and 2007, the investment portfolio comprised 36% and 39% of total assets, respectively.

The following table presents the market values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2008, 2007 and 2006, respectively.  This portfolio provides the Company with a significant amount of liquidity.

	2008	2007	2006
(dollars in thousands)

U.S. treasury securities	$546	$524	$509
U.S. government agencies	49,695	95,597	123,192
U.S. government mortgage-backed securities	67,516	26,877	16,553
State and political subdivisions	128,741	133,283	119,908
Corporate bonds	55,237	64,953	60,624
Equity securities	11,279	18,708	33,786

Total	$313,014	$339,942	$354,572

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

Investment in other securities includes corporate debt obligations of companies located and doing business throughout the United States.  Corporate bond investments with a fair value of $708,000 with three issuers are considered other-than-temporarily impaired at December 31, 2008.  During the year ended December 31, 2008, the Company recognized an ‘other-than-temporary’ impairment charge of approximately $3,603,000 on these securities.  There are no other corporate bonds that the Company would consider to be other-than-temporarily impaired as of December 31, 2008.

The equity securities portfolio consisted primarily of financial and utility stocks as of December 31, 2008, 2007, and 2006.  The investment in the equity securities portfolio also includes various issues of Federal National Mortgage Association preferred stock and various issues of Federal Home Loan Mortgage Corporation preferred stock with a fair value of $78,000 at December 31, 2008, which has been classified as other-than-temporarily impaired.  During the year ended December 31, 2008, the Company recognized an ‘other-than-temporary’ impairment charge of approximately $8,451,000 on these securities.  Management believes that there are no other other-than-temporary impairments in the equity securities portfolio at December 31, 2008; however, it is reasonably possible that the Company may incur impairment losses in 2009.

As of December 31, 2008, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity.

Investment Maturities as of December 31, 2008

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties.

	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
(dollars in thousands)

U.S. treasury securities	$-	$546	$-	$-	$546
U.S. government agencies	9,399	20,792	16,091	3,413	49,695
U.S. government mortgage-backed securities	1,129	39,687	24,715	1,985	67,516
States and political subdivisions	9,821	58,161	46,264	14,495	128,741
Corporate bonds	8,927	21,932	24,328	50	55,237

Total	$29,276	$141,118	$111,398	$19,943	$301,735

Weighted average yield
U.S. treasury	0.00%	5.20%	0.00%	0.00%	5.20%
U.S. government agencies	4.25%	4.58%	4.93%	5.05%	4.66%
U.S government mortgage-backed securitites	3.86%	4.58%	5.20%	5.26%	4.81%
States and political subdivisions*	5.83%	5.75%	6.41%	6.27%	6.05%
Corporate bonds	5.99%	4.78%	5.81%	0.00%	5.41%

Total	5.30%	5.10%	5.80%	5.97%	5.43%

*Yields on tax-exempt obligations of states and political subdivisions have been computed on atax-equivalent basis.

Deposits

Total deposits equaled $664,795,000 and $690,119,000 as of December 31, 2008 and 2007, respectively.  The decrease of $25,324,000 can be attributed primarily to a decline in public funds and certificates of deposit greater than $100,000, offset by increases in core deposits.  The deposit category seeing the largest balance decreases were certificates of deposit accounts.

The Company’s primary source of funds is customer deposits. The Company attempts to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 66% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed.  Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates are not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company had $694,000 of brokered deposits as of December 31, 2008 and $2,558,000 as of December 31, 2007.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2008, 2007 and 2006.

	2008		2007		2006

	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)

Noninterest bearing demand deposits	$78,033	0.00%	$70,459	0.00%	$70,095	0.00%
Interest bearing demand deposits	155,689	0.96%	152,898	2.29%	153,619	2.44%
Money market deposits	134,295	1.53%	130,548	3.06%	134,078	3.16%
Savings deposits	27,362	0.40%	26,341	0.86%	26,870	0.99%
Time certificates < $100,000	170,223	3.88%	179,740	4.45%	182,241	3.88%
Time certificates > $100,000	97,193	4.06%	107,600	4.95%	99,123	4.46%

	$662,795		$667,586		$666,026

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2008, 2007 and 2006.

	2008	2007	2006
(dollars in thousands)
3 months or less	$18,808	$31,926	$33,393
Over 3 through 12 months	38,589	50,646	45,898
Over 12 through 36 months	20,987	23,723	20,047
Over 36 months	2,995	2,894	2,893

Total	$81,379	$109,189	$102,231

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

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2008, 2007 and 2006.

	2008		2007		2006

	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$38,510	1.30%	$30,033	3.39%	$34,728	4.42%

Other short-term borrowings	1,064	0.00%	737	4.94%	1,470	4.92%

FHLB term advances	23,500	2.90%	4,000	4.67%	2,000	5.03%

Term repurchase agreements	20,000	3.77%	20,000	4.24%	-	0.00%

Total	$83,074	2.33%	$54,770	3.81%	$38,198	4.47%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2008, 2007 and 2006.

	2008		2007		2006

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
(dollars in thousands)

Federal funds purchased & repurchase agreements	$40,340	2.11%	$46,447	4.28%	$34,692	4.24%

Other short-term borrowings	689	1.89%	967	5.86%	1,029	5.73%

FHLB term advances	17,735	3.34%	2,414	4.97%	667	5.03%

Term repurchase agreements	20,000	3.69%	7,219	4.42%	-	0.00%

Total	$78,764	2.79%	$57,047	4.35%	$36,388	4.30%

Maximum Amount Outstanding during the year

Federal funds purchased and repurchase agreements	$48,699		$58,457		$44,928

Other short-term borrowings	$1,351		$1,684		$2,415

FHLB term advances	$23,500		$4,000		$2,000

Term repurchase agreements	$20,000		$24,000		$-

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  As of December 31, 2008, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods.  These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company.  For additional information, see footnote 10 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Contractual Obligations

The following table sets forth the balance of contractual obligations by maturity period as of December 31, 2008 (in thousands).

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Deposits	$664,795	$581,400	$72,509	$10,886	$-

Federal funds purchased and securities sold under agreements to repurchase	38,510	38,510	-	-	-

Other short-term borrowings	1,064	1,064	-	-	-

Long-term borrowings	43,500	8,500	2,500	8,000	24,500

Operating lease obligation	42	21	21	-	-

Purchase obligations	880	758	122	-	-

Total	$748,791	$630,253	$75,152	$18,886	$24,500

Purchase obligations include data processing and Internet banking services contracts that include termination provisions that would accelerate all future payments in the event the Company changed service providers prior to the contracts’ expirations.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2008 totaled $452,880,000 as compared to $463,651,000 as of December 31, 2007, a decrease of 2%.  Net loans comprise 53% of total assets as of the end of 2008.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  As the following chart indicates, the Company’s non-performing assets have increased from their historically low levels and total $20,500,000 as of December 31, 2008.  The Company’s level of problem assets as a percentage of assets of 2.33% as December 31, 2008 are slightly higher than the average for FDIC insured institutions as of December 31, 2008 of 1.88%.  Though non-performing assets have increased, management believes that the allowance for loan losses remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ending December 31, 2008.

	2008	2007	2006	2005	2004
(dollars in thousands)

Non-performing assets:
Nonaccrual loans	$6,339	$3,249	$291	$606	$1,896
Loans 90 days or more past due	469	1,300	758	83	80

Total loans	6,808	4,549	1,049	689	1,976
Securities available-for-sale	358	-	-	-	-
Other real estate owned	13,334	2,846	2,808	1,742	772

Total non-performing assets	$20,500	$7,395	$3,857	$2,431	$2,748

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

At December 31, 2008 and 2007, the Company had non-performing loans of approximately $6,808,000 and $4,549,000, respectively.  The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2007 and 2008. This deterioration has contributed to the Company’s increased level of non-performing assets. During the year ended December 31, 2008, the Company foreclosed on two real estate properties (other real estate owned) totaling $10,500,000 in the Des Moines market. The Company has impaired loans totaling $3.3 million with seven Des Moines development companies with specific reserves totaling $139,000. The Company has additional credit relationships with real estate developers in the Des Moines area that presently have collateral values that are believed to be sufficient to cover loan balances. However, the loans may become impaired in the future if economic conditions do not improve or become worse. As of December 31, 2008, the Company has a limited number of such credits and is actively engaged with the customers to minimize credit risks.

Impaired loans totaled $6,510,000 as of December 31, 2008 and were $1,025,000 higher than the impaired loans as of December 31, 2007.  The Company considers impaired loans to generally include the non-performing loans (consisting of non accrual loans and loans past due 90 days or more and still accruing) and also considers other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $257,000 and $247,000 at December 31, 2008 and 2007, respectively.  The average balances of impaired loans for the years ended December 31, 2008 and 2007, were $7,848,000 and $2,486,000, respectively.  For the years ended December 31, 2008, 2007 and 2006, interest income, which would have been recorded under the original terms of such loans, was approximately $478,000, $346,000 and $42,000, respectively, with $155,000, $180,000 and $1,000, respectively, recorded.  Loans greater than 90 days past due and still accruing interest were approximately $469,000 and $1,300,000 at December 31, 2008 and 2007, respectively.

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

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require the Company to recognize additional losses based on their judgment about information available to them at the time of their examination.  Due to potential changes in conditions, it is at least reasonably possible that change in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Analysis of the Allowance for Loan Losses

The Company’s policy is to charge-off loans when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table sets forth information regarding changes in the Company's allowance for loan losses for the most recent five years.

	2008	2007	2006	2005	2004
(dollars in thousands)

Balance at beginning of period	$5,781	$6,533	$6,765	$6,476	$6,051
Charge-offs:
Real Estate
Construction	76	402	-	-	-
1-4 Family Residential	89	1	6	-	19
Commercial	70	25	-	28	93
Agricultural	-	-	-	-	-
Commercial	77	-	-	-	3
Agricultural	-	-	-	-	-
Consumer and other	115	299	99	119	115

Total Charge-offs	427	727	105	147	230

Recoveries:
Real Estate
Construction	-	-	-	-	-
1-4 Family Residential	3	1	1	-	-
Commercial	1	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	35	21	6	33	13
Agricultural	-	-	-	-	-
Consumer and other	73	47	49	72	163

Total Recoveries	112	69	56	105	176

Net charge-offs	315	658	49	42	54
Additions (deductions) charged (credited) to operations	1,313	(94)	(183)	331	479

Balance at end of period	$6,779	$5,781	$6,533	$6,765	$6,476

Average Loans Outstanding	$463,782	$454,088	$438,166	$435,997	$385,347

Ratio of net charge-offs during the period to average loans outstanding	0.07%	0.14%	0.01%	0.01%	0.01%

Ratio of allowance for loan losses
to total loans net of deferred fees	1.47%	1.23%	1.50%	1.51%	1.55%

The allowance for loan losses increased to $6,779,000 at the end of 2008 in comparison to the allowance of $5,781,000 at year end 2007 as a result of provisions in 2008 in the amount of $1,313,000 offset by net charge offs of $315,000.  The increase in the provision for loan losses was due primarily to an increase in factors related to weakening economic conditions and an increase in the level of risks associated with the construction and commercial real estate loan portfolios.  The allowance for loan losses decreased to $5,781,000 at the end of 2007 in comparison to the allowance of $6,533,000 at year end 2006 as a result of net charge-offs of $658,000 in 2007 and a reduction in specific reserves for problem credits.  A reduction in the specific reserve for a problem credit and declining loan demand allowed for a decrease in the required level of the allowance for loan losses calculated by the Banks for year end 2006 compared to 2005. The increase in the reserve levels in 2005 compared to 2004 can be attributed to the growth in the Company’s commercial loan portfolio at First National and United Bank.

General reserves for loan categories normally range from 0.91% to 1.88% of the outstanding loan balances. As loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline.  The loan provisions recognized in 2008 were due primarily to weakening economic conditions and an increase in the level of risks associated with the construction and commercial real estate loan portfolios. The negative loan provisions in 2007 and 2006 were due primarily to declines in specific reserves for problem credits, in part, due to charge-off of problem credits.  The allowance relating to commercial real estate, 1-4 family residential and commercial loans are the largest reserve components. Construction and commercial real estate loans have higher general reserve levels than 1-4 family and agricultural real estate loans as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch and problem loans, higher past due percentages, declining collateral values and less favorable economic conditions for those portfolios.  As of December 31, 2008, commercial real estate loans have general reserves ranging from 1.19% to 1.56%. The level of non performing loans as of December 31, 2008 has increased since 2007 but remains at a manageable level.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. For December 31, 2008, the specific reserve increased to $257,000 from $247,000, as the volume of problem credits increased in 2008.

For December 31, 2007, specific reserves decreased to $247,000 from the $1,477,000 reserved at year end 2006, in part, due to the charge-off of credits with specific reserves, an improved condition of certain credits and a change in the Company’s method of determining specific reserves.  The revised methodology resulted from implementing guidance provided by federal regulatory agencies as more fully described in this discussion under “Critical Accounting Policies”. For December 31, 2006, specific reserves increased $534,000 or 2% compared to year end 2005 levels as the volume of problem credits increased in 2006.  As of December 31, 2005, specific reserves increased $76,000 over 2004 as the level of watch credits increased.  As of December 31, 2004, specific reserves decreased $431,000 or 24% over year end 2003 as the result of improved loan quality. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had the largest impact on the reallocation of the reserve among different parts of the portfolio.

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

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses.

	2008		2007		2006		2005		2004
(dollars in thousands)
	Amount	% *	Amount	% *	Amount	% *	Amount	% *	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$472	7.68%	$733	9.92%	$372	7.02%	$258	5.36%	$429	5.02%
1-4 family residential	1,001	20.88%	1,061	22.31%	1,231	23.77%	1,127	22.80%	1,021	23.31%
Commercial	3,566	33.36%	1,964	31.31%	2,396	31.92%	2,534	34.39%	2,676	38.25%
Agricultural	395	7.30%	407	7.17%	428	7.13%	421	6.84%	486	6.55%
Commercial	683	16.67%	943	16.74%	983	16.92%	1,158	15.96%	809	13.66%
Agricultural	469	8.77%	466	7.69%	499	7.67%	511	7.20%	360	7.33%
Consumer and other	193	5.34%	207	4.85%	276	5.57%	390	7.45%	302	5.87%
Unallocated	-		-		348		366		393

	$6,779	100%	$5,781	100%	$6,533	100%	$6,765	100%	$6,476	100%

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

As of December 31, 2008, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for December 31, 2008, 2007 and 2006 totaled $51,631,000, $32,179,000 and $31,154,000, respectively.  The higher balance of liquid assets as of December 31, 2008 relates to a higher level of federal funds sold and interest bearing deposits in financial institutions.

Other sources of liquidity available to the Banks includes total borrowing capacity with the Federal Home Loan Bank of Des Moines, Iowa of $51,462,000 and federal funds borrowing capacity at correspondent banks of $99,164,000.  As of December 31, 2008, the Company had outstanding FHLB advances of $23,500,000, Treasury Tax and Loan option notes of $1,064,000, and securities sold under agreement to repurchase daily and term of $38,510,000 and $20,000,000, respectively.

Total investments as of December 31, 2008 were $313,014,000 compared to $339,942,000 as of year end 2007.  As of December 31, 2008 and 2007, the investment portfolio as a percentage of total assets was 36% and 39%, respectively.  This provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2008 and 2007 and have pretax net unrealized gains (losses) of ($239,000) and $2,999,000, respectively.

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

Review of the Consolidated Statements of Cash Flows
Operating cash flows for December 31, 2008, 2007 and 2006 totaled $12,788,000, $10,764,000 and $11,055,000, respectively. The increase in operating cash flows in 2008 as compared to 2007 was primarily due to the other-than-temporary impairment in investment securities, offset in part by a decrease in net income, an increase in deferred income taxes and securities gains.  The decrease in operating cash flows in 2007 compared to 2006 included a smaller increase of accrued expenses.

Net cash used in investing activities for December 31, 2008, 2007 and 2006 was ($6,714,000), ($17,576,000) and ($15,751,000), respectively.  The decrease in net cash used in investing activities in 2008 was primarily due to a smaller increase in loans and proceeds from sales and matured investments exceeding investment purchases, offset in part by increases in federal funds sold and interest bearing deposits.  The net cash used in investing activities in 2007 was primarily utilized to fund increased loan demand while maturing and sold investments exceeded investment purchases for the year.

Net cash provided by (used in) financing activities for December 31, 2008, 2007 and 2006 totaled ($7,421,000), $16,346,000 and $3,113,000, respectively.  The change in net cash (used in) financing activities in 2008 was due primarily to the decrease in deposits, offset in part by the increase in federal funds purchased and securities sold under agreements to repurchase.  In 2007, other borrowings were the primary source of funds, while in 2006; deposit growth was the primary source of cash flows.  As of December 31, 2008, the Company did not have any external debt financing, off balance sheet financing arrangements or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2008, dividends from the Banks amounted to $8,864,000 compared to $8,849,000 in 2007.  The dividend in 2009 to the shareholders of the Company has been reduced due to the ongoing negative developments in the national and local economies and the uncertainty of the timing and magnitude of improvement. Dividend levels in 2009 paid to the Company by the Banks will be less than in 2008.   First National, which paid dividends in 2008 in the amount of $5,184,000, cannot pay dividends to the Company without approval of the Office of the Comptroller of the Currency (the “OCC”) and First National does not plan to seek such approval in 2009, thus reducing substantially the dividends from the Banks to the Company.  Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $11,141,000 that were available at December 31, 2008 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  Commitments to extend credit totaled $68,633,000 as of December 31, 2008 compared to a total of $96,753,000 at the end of 2007.  The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2008.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances.  Except for the potential effect on the Company’s level of dividends, there are no known trends in liquidity and cash flow needs as of December 31, 2008 that is a concern to management.

Capital Resources

The Company’s total stockholders’ equity decreased to $103,837,000 at December 31, 2008, from $110,021,000 at December 31, 2007.  At December 31, 2008 and 2007, stockholders’ equity as a percentage of total assets was 12.1% and 12.8%, respectively.  Total equity decreased primarily due to depreciation and impairment in the Company’s investment portfolio and dividends paid in excess of net income.  The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2008.

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

Forward-Looking Statements and Business Risks

Certain statements contained in the foregoing Management’s Discussion and Analysis and elsewhere in this Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified.  In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases and in oral and written statements made by or with our approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act.  Examples of forward-looking statements include, but are not limited to:  (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.  Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “projected”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statement.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•
Local, regional and national economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates including, but not limited to, the allowance for loan losses and fair value of other real estate owned.  Of particular relevance are the economic conditions in the concentrated geographic area in central Iowa in which the Banks conduct their operations.

•	Changes in the level of nonperforming assets and charge-offs.

•	Changes in the fair value of securities available-for-sale and management’s assessments of other-than-temporarily impairment of such securities.

•
The effects of and changes in trade and monetary and fiscal policies and laws, including the changes in assessment rates established by the Federal Deposit Insurance Corporation for its Deposit Insurance Fund, interest rate policies of the Federal Open Market Committee of the Federal Reserve Board, the Federal Deposit Insurance Corporation’s Temporary Liquidity Guaranty Program and U.S. Treasury’s Capital Purchase Program and Troubled Asset Repurchase Program authorized by the Emergency Economic Stabilization Act of 2008.

•	Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability of the Banks to maintain unsecured federal funds lines with correspondent banks.

•	Changes imposed by regulatory agencies to increase capital to a level greater than the level required for well-capitalized financial institutions.

•	Inflation and interest rate, securities market and monetary fluctuations.

•	Political instability, acts of war or terrorism and natural disasters.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

•	Revenues being lower than expected.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of our borrowers.

•	Credit quality deterioration, which could cause an increase in the provision for loan losses.

•	Technological changes.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial or bank holding companies and other financial service providers.

•	The effect of changes in laws and regulations with which the Company and the Banks must comply.

•	Changes in the securities markets.

•
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	The costs and effects of legal and regulatory developments, including the resolution of regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	Our success at managing the risks involved in the foregoing items.

Certain of the foregoing risks and uncertainties are discussed in greater detail under the heading “Risk Factors” in Item 1A of the Company’s annual Report on Form 10-K.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits.  Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company’s primary market risk exposure and how that exposure was managed in 2008 changed when compared to 2007.

Based on a simulation modeling analysis performed as of December 31, 2008, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2008

	$ Change	% Change
(dollars in thousands)
+200 Basis Points	$(2,017)	-6.57%
+100 Basis Points	(925)	-3.01%
-100 Basis Points	(547)	-1.78%
-200 Basis Points	(1,746)	-5.69%

As shown above, at December 31, 2008, the estimated effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 6.6% or approximately $2,017,000 in 2008.  In the increasing interest rate environment, the assets are repricing slower than the liabilities, thus a decrease in net interest income.  The estimated effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by 5.7% or approximately $1,746,000 in 2008.  In a decreasing interest rate environment, a portion of the liabilities are not repricing downward due to their already historically low rates, thus a decrease in net interest income.  The Company’s Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks’ objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2008. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

	Less than three months	Three months to one year	One to five years	Over five years	Cumulative Total
(dollars in thousands)

Interest - earning assets
Interest-bearing deposits with banks	$1,971	$2,860	$5,570	$-	$10,401
Federal funds sold	16,533	-	-	-	16,533
Investments (1)	11,970	17,306	141,118	142,621	313,015
Loans	94,922	69,817	266,656	28,337	459,732
Loans held for sale	1,152	-	-	-	1,152

Total interest - earning assets	$126,548	$89,983	$413,344	$170,958	$800,833

Interest - bearing liabilities
Interest bearing demand deposits	$165,422	$-	$-	$-	$165,422
Money market and savings deposits	153,771	-	-	-	153,771
Time certificates < $100,000	32,388	72,592	59,412	-	164,392
Time certificates > $100,000	18,808	38,589	23,982	-	81,379
Other borrowed funds (2)	44,074	4,000	10,500	24,500	83,074

Total interest - bearing liabilities	$414,463	$115,181	$93,894	$24,500	$648,038

Interest sensitivity gap	$(287,915)	$(25,198)	$319,450	$146,458	$152,795

Cumulative interest sensitivity gap	$(287,915)	$(313,113)	$6,337	$152,795	$152,795

Cumulative interest sensitivity gap as a percent of total assets	-33.55%	-36.49%	0.74%	17.81%

(1)  Investments with maturities over 5 years include the market value of equity securities of $11,280.
(2)  Includes $23.5 million of advances from the FHLB. Of these advances, $11.0 million are term advances and $12.5 million are callable. The term advances have been categorized based upon their maturity date. The $12.5 million of callable advances were also categorized based upon maturity, because the interest rates on such advances are near or above current market rates.   Includes $20.0 million of term repurchase agreements, all of which are callable.  There were categorized based upon maturity, because the interest rates on such advances are near or above current market rates.

As of December 31, 2008, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were a negative 33% and 36%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods.  This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company.  The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable.  Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates.  Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates.  Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.   In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment we determined that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Clifton Gunderson LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, President
(Principal Executive Officer)

/s/ John P. Nelson
John P. Nelson, Vice President
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ames National Corporation
Ames, Iowa

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2009 expressed an unqualified opinion.

/s/ Clifton Gunderson LLP

West Des Moines, Iowa
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ames National Corporation
Ames, Iowa

We have audited Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Ames National Corporation’s management is responsible for maintaining effective internal control over the financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ames National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based upon criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 23, 2009 expressed an unqualified opinion.

/s/ Clifton Gunderson LLP

West Des Moines, Iowa
February 23, 2009

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

ASSETS	2008	2007

Cash and due from banks	$24,697,591	$26,044,577
Federal funds sold	16,533,000	5,500,000
Interest bearing deposits in financial institutions	10,400,761	634,613
Securities available-for-sale	313,014,375	339,942,064
Loans receivable, net	452,880,348	463,651,000
Loans held for sale	1,152,020	344,970
Bank premises and equipment, net	12,570,302	13,446,865
Accrued income receivable	6,650,287	8,022,900
Deferred income taxes	5,838,044	929,326
Other real estate owned	13,333,565	2,845,938
Other assets	1,070,588	228,895

Total assets	$858,140,881	$861,591,148

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$99,830,687	$80,638,995
NOW accounts	165,422,333	160,672,326
Savings and money market	153,771,034	162,291,544
Time, $100,000 and over	81,378,796	109,189,660
Other time	164,391,860	177,326,270
Total deposits	664,794,710	690,118,795

Securities sold under agreements to repurchase	38,509,559	30,033,321
Other short-term borrowings	1,063,806	737,420
Long-term borrowings	43,500,000	24,000,000
Dividend payable	2,641,216	2,545,987
Accrued expenses and other liabilities	3,794,140	4,135,102
Total liabilities	754,303,431	751,570,625

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,432,915 and 9,429,580 shares issued and outstanding as of December 31, 2008 and 2007, respectively	18,865,830	18,859,160
Additional paid-in capital	22,651,222	22,588,691
Retained earnings	62,471,081	66,683,016
Accumulated other comprehensive income(loss)-net unrealized gain (loss) on securities available-for-sale	(150,683)	1,889,656
Total stockholders' equity	103,837,450	110,020,523

Total liabilities and stockholders' equity	$858,140,881	$861,591,148

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Interest and dividend income:
Loans, including fees	$29,458,407	$31,629,493	$29,593,896
Securities:
Taxable	9,876,452	9,304,036	8,830,356
Tax-exempt	4,946,022	4,828,248	4,226,941
Federal funds sold	171,078	232,723	224,882
Dividends	1,062,208	1,567,578	1,419,617
Total interest and dividend income	45,514,167	47,562,078	44,295,692

Interest expense:
Deposits	14,207,734	21,055,100	19,742,379
Other borrowed funds	2,193,958	2,482,030	1,563,149
Total interest expense	16,401,692	23,537,130	21,305,528

Net interest income	29,112,475	24,024,948	22,990,164

Provision (credit) for loan losses	1,312,785	(94,100)	(182,686)

Net interest income after provision (credit) for loan losses	27,799,690	24,119,048	23,172,850

Noninterest income (loss):
Trust department income	1,597,096	2,014,277	1,462,734
Service fees	1,791,713	1,855,964	1,840,699
Securities gains, net	3,515,323	1,466,697	1,333,136
Other-than-temporary impairment of investment securities	(12,054,387)	-	(198,000)
Gain on sales of loans held for sale	834,129	743,009	564,819
Merchant and ATM fees	616,802	553,644	645,517
Gain on sale or foreclosure of real estate	66,219	-	482,203
Other	624,679	574,759	542,924
Total noninterest income (loss)	(3,008,426)	7,208,350	6,674,032

Noninterest expense:
Salaries and employee benefits	10,572,597	10,041,947	9,408,293
Data processing	2,246,473	2,239,595	2,185,478
Occupancy expenses	1,587,076	1,292,424	1,159,750
Other operating expenses	3,188,108	3,202,281	2,750,341
Total noninterest expense	17,594,254	16,776,247	15,503,862

Income before income taxes	7,197,010	14,551,151	14,343,020

Provision for income taxes	845,014	3,542,049	3,399,403

Net income	$6,351,996	$11,009,102	$10,943,617

Basic earnings per share	$0.67	$1.17	$1.16

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, December 31, 2005		$18,838,542	$22,383,375	$64,713,530	$3,291,854	$109,227,301
Comprehensive income:
Net income	$10,943,617	-	-	10,943,617	-	10,943,617
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax	2,425,901	-	-	-	2,425,901	2,425,901
Total comprehensive income	$13,369,518
Cash dividends declared, $1.04 per share		-	-	(9,800,520)	-	(9,800,520)
Sale of 5,742 shares of common stock		11,484	115,529	-	-	127,013
Balance, December 31, 2006		18,850,026	22,498,904	65,856,627	5,717,755	112,923,312
Comprehensive income:
Net income	$11,009,102	-	-	11,009,102	-	11,009,102
Other comprehensive income, unrealized losses on securities, net of reclassification adjustment, net of tax benefit	(3,828,099)	-	-	-	(3,828,099)	(3,828,099)
Total comprehensive income	$7,181,003
Cash dividends declared, $1.08 per share		-	-	(10,182,713)	-	(10,182,713)
Sale of 4,567 shares of common stock		9,134	89,787	-	-	98,921
Balance, December 31, 2007		18,859,160	22,588,691	66,683,016	1,889,656	110,020,523
Comprehensive income:
Net income	$6,351,996	-	-	6,351,996	-	6,351,996
Other comprehensive income, unrealized losses on securities, net of reclassification adjustment, net of tax benefit	(2,040,339)	-	-	-	(2,040,339)	(2,040,339)
Total comprehensive income	$4,311,657
Cash dividends declared, $1.12 per share		-	-	(10,563,931)	-	(10,563,931)
Sale of 3,335 shares of common stock		6,670	62,531	-	-	69,201
Balance, December 31, 2008		$18,865,830	$22,651,222	$62,471,081	$(150,683)	$103,837,450
See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,351,996	$11,009,102	$10,943,617
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	1,312,785	(94,100)	(182,686)
Amortization and accretion	(184,998)	(244,069)	131,704
Depreciation	1,096,653	1,086,400	973,257
Provision for deferred taxes	(3,710,424)	130,978	107,200
Securities gains, net	(3,515,323)	(1,466,697)	(1,333,136)
Other-than-temporary impairment of investment securities	12,054,387	-	198,000
Change in assets and liabilities:
Decrease (increase) in loans held for sale	(807,050)	181,029	455,281
Decrease (increase) in accrued income receivable	1,372,613	(151,535)	(1,237,570)
Increase in other assets	(841,693)	(85,743)	(798,438)
Increase (decrease) in accrued expenses and other liabilities	(340,962)	398,363	1,798,232
Net cash provided by operating activities	12,787,984	10,763,728	11,055,461

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(140,744,441)	(88,955,529)	(69,015,999)
Proceeds from sale of securities available-for-sale	59,489,208	23,445,749	6,013,192
Proceeds from maturities and calls of securities available-for-sale	96,590,223	75,773,995	46,795,165
Net decrease (increase) in interest bearing deposits in financial institutions	(9,766,148)	909,693	4,439,236
Net decrease (increase) in federal funds sold	(11,033,000)	7,600,000	(12,800,000)
Net decrease (increase) in loans	(1,677,154)	(34,434,359)	11,377,830
Net proceeds for the sale of other real estate owned	1,024,933	-	-
Purchase of bank premises and equipment, net	(220,090)	(1,915,524)	(2,560,158)
Improvements in other real estate owned	(377,539)	-	-
Net cash used in investing activities	(6,714,008)	(17,575,975)	(15,750,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(25,324,085)	9,762,322	12,014,138
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	8,476,238	(4,694,576)	67,914
Proceeds from other short-term borrowings, net	326,386	1,267,304	608,986
Proceeds from long-term borrowings	21,500,000	20,000,000	-
Payments on long-term borrwings	(2,000,000)	-	-
Dividends paid	(10,468,702)	(10,087,229)	(9,704,835)
Proceeds from issuance of stock	69,201	98,921	127,013
Net cash provided by (used in) financing activities	(7,420,962)	16,346,742	3,113,216

Net increase (decrease) in cash and cash equivalents	(1,346,986)	9,534,495	(1,582,057)

CASH AND DUE FROM BANKS
Beginning	26,044,577	16,510,082	18,092,139
Ending	$24,697,591	$26,044,577	$16,510,082

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$17,225,985	$23,456,721	$21,064,363
Income taxes	5,430,551	3,691,664	3,461,781

SUPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES,
Transfer of loans to other real estate owned	$11,135,022	$62,590	$1,306,469

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Description of business:  Ames National Corporation and subsidiaries (the Company) operates in the commercial banking industry through its subsidiaries in Ames, Boone, Story City, Nevada and Marshalltown, Iowa.  Loan and deposit customers are located primarily in Story, Boone, Polk and Marshall Counties and adjacent counties in Iowa.

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

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned and the assessment of other than temporary impairment for certain financial instruments.

Cash and cash equivalents:  For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The Company reports net cash flows for customer loan transactions, deposit transactions and short-term borrowings with maturities of 90 days or less.  At December 31, 2008, the Company and its Banks had approximately $16,995,000 on deposit at various financial institutions, some of which are in excess of federally insured limits.  In the opinion of management, the Company does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Allowance for loan losses:  The allowance for loan losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio.  The allowance is based upon a continuing review of past loan loss experience, current economic conditions, the underlying collateral value securing the loans and other adverse situations that may affect the borrower’s ability to repay.  Loans which are deemed to be uncollectible are charged off and deducted from the allowance.  Recoveries on loans charged-off and the provision for loan losses are added to the allowance.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.  Due to potential changes in conditions, it is at least reasonably possible that changes in estimates will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  The portion of interest costs relating to development of real estate is capitalized.  Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  The adoption and application of FIN 48 was not significant to the 2008 and 2007 consolidated financial statements.  The Company has adopted the policy of classifying interest and penalties as income tax expense.

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

Fair value of financial instruments:  The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and due from banks, federal funds sold and interest bearing deposits in financial institutions:  The recorded amount of these assets approximates fair value.

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

Loans receivable:  The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan.  The estimate of maturity is based on the historical experience, with repayments for each loan classification modified, as required, by an estimate of the effect of current economic and lending conditions.  The effect of nonperforming loans is considered in assessing the credit risk inherent in the fair value estimate.

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

Securities sold under agreements to repurchase:  The carrying amounts of securities sold under agreements to repurchase approximate fair value because of the generally short-term nature of the instruments.

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

Fair Value measurements:  On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements

On October 10, 2008, the FASB issued Staff Position No. 157-3, which clarifies the application of SFAS No. 157,  in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP was effective immediately and did not have a material impact on the Company’s financial results or fair value determinations.

Earnings per share:  Basic earnings per share computations for the years ended December 31, 2008, 2007 and 2006, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended.  The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006
Basic earning per share computation:
Net income	$6,351,996	$11,009,102	$10,943,617
Weighted average common shares outstanding	9,431,393	9,427,503	9,422,402
Basic EPS	$0.67	$1.17	$1.16

Reclassifications:    Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation.  These reclassifications had no effect on stockholders’ equity and net income for the prior periods.

New Accounting Pronouncement:  The following new accounting pronouncement may affect future financial reporting by the Company:

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s position, results of operations, and cash flows.  This Statement is effective for the Company beginning on January 1, 2009.  The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations as the Company has limited derivative instrument activity.

Note 2.  Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves.  The subsidiary banks’ reserve requirements totaled approximately $2,945,000 and $2,665,000 at December 31, 2008 and 2007, respectively.

Note 3.  Debt and Equity Securities

The amortized cost of securities available for sale and their approximate fair values are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2008:
U.S. treasury	$498,102	$47,445	$-	$545,547
U.S. government agencies	48,195,482	1,537,009	(37,748)	49,694,743
U.S. government mortgage-backed securities	66,421,362	1,116,775	(22,258)	67,515,879
State and political subdivisions	127,826,526	1,592,343	(677,869)	128,741,000
Corporate bonds	58,003,206	224,679	(2,990,315)	55,237,570
Equity securities	12,308,876	205,593	(1,234,833)	11,279,636
	$313,253,554	$4,723,844	$(4,963,023)	$313,014,375

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2007:
U.S. treasury	$497,277	$26,883	$-	$524,160
U.S. government agencies	94,500,440	1,207,999	(111,206)	95,597,233
U.S. government mortgage-backed securities	27,064,931	27,833	(215,392)	26,877,372
State and political subdivisions	132,698,746	963,002	(379,397)	133,282,351
Corporate bonds	65,455,863	527,546	(1,030,111)	64,953,298
Equity securities	16,725,353	3,326,847	(1,344,550)	18,707,650
	$336,942,610	$6,080,110	$(3,080,656)	$339,942,064

The amortized cost and estimated fair value of debt securities available-for-sale as of December 31, 2008, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$29,024,152	$29,276,236
Due after one year through five years	139,774,377	141,117,397
Due after five years through ten years	112,218,463	111,398,083
Due after ten years	19,927,686	19,943,023
	300,944,678	301,734,739
Equity securities	12,308,876	11,279,636
	$313,253,554	$313,014,375

At December 31, 2008 and 2007, securities with a carrying value of approximately $154,642,000 and $148,125,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.  Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

For the years ended December 31, 2008, 2007, and 2006, proceeds from sales of available-for-sale securities amounted to $59,489,208, $23,445,749, and $6,013,192, respectively.  Gross realized gains and gross realized losses on sales of available-for-sale securities were $4,732,750 and $1,217,427, respectively, in 2008, $4,369,185 and $2,902,488, respectively, in 2007, and $1,333,136 with no losses, respectively, in 2006.  The tax provision applicable to the net realized gains and losses amounted to approximately $1,376,000, $587,000, and $454,000, respectively.  Other-than-temporary impairments recognized as a component of income were $12,054,387 in 2008, none in 2007, and $198,000 in 2006.  Impairment for 2008 primarily related to charges of $8,451,000 related to Federal National Mortgage Association and Federal Home Loan Mortgage corporation preferred stock and $3,603,000 related to three corporate bonds.

The components of other comprehensive income (loss) - net unrealized gains (losses) on securities available-for-sale for the years ended December 31, 2008, 2007, and 2006, were as follows:

	2008	2007	2006

Unrealized holding gains (losses) arising during the period	$(11,777,697)	$(4,609,651)	$4,985,773
Reclassification adjustment for net losses (gains) realized in net income	8,539,064	(1,466,697)	(1,135,136)
Net unrealized gains (losses) before tax effect	(3,238,633)	(6,076,348)	3,850,637
Tax effect	1,198,294	2,248,249	(1,424,736)
Other comprehensive income -Net unrealized gains (losses)on securities	$(2,040,339)	$(3,828,099)	$2,425,901

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008 and 2007 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2008:

Securities available for sale:
U.S. government agencies	$1,801,958	$(17,068)	$629,993	$(20,680)	$2,431,951	$(37,748)
U.S. government mortgage-backed securities	5,012,003	(18,645)	100,052	(3,613)	5,112,055	(22,258)
State and political subsidivisions	29,377,281	(594,462)	1,482,034	(83,407)	30,859,315	(677,869)
Corporate obligations	30,284,263	(1,810,579)	10,092,995	(1,179,736)	40,377,258	(2,990,315)
Equity securities	5,060,837	(1,234,833)	-	-	5,060,837	(1,234,833)
	$71,536,342	$(3,675,587)	$12,305,074	$(1,287,436)	$83,841,416	$(4,963,023)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2007:

Securities available for sale:
U.S. government agencies	$2,497,127	$(2,873)	$22,807,372	$(108,334)	$25,304,499	$(111,207)
U.S. government mortgage- backed securities	12,696,160	(71,106)	8,706,270	(144,286)	21,402,430	(215,392)
State and political subsidivisions	14,067,294	(84,174)	26,526,618	(295,222)	40,593,912	(379,396)
Corporate obligations	21,577,269	(786,802)	14,392,174	(243,309)	35,969,443	(1,030,111)
Equity securities	6,336,950	(1,344,550)	-	-	6,336,950	(1,344,550)
	$57,174,800	$(2,289,505)	$72,432,434	$(791,151)	$129,607,234	$(3,080,656)

At December 31, 2008, 23 debt securities have unrealized losses of $ 3,728,190.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuers’ financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  Unrealized losses on equity securities totaled $1,234,833 as of December 31, 2008.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were not other than temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 4.  Loans Receivable

The composition of loans receivable is as follows:

	2008	2007

Commercial and agricultural	$116,976,463	$114,748,926
Real estate - mortgage	282,901,692	285,468,860
Real estate - construction	35,325,692	46,568,105
Consumer	9,049,309	9,472,218
Other	15,478,724	13,310,271
	459,731,880	469,568,380
Less:
Allowance for loan losses	(6,779,215)	(5,780,678)
Deferred loan fees	(72,317)	(136,702)
	$452,880,348	$463,651,000

Changes in the allowance for loan losses are as follows:

	2008	2007	2006

Balance, beginning	$5,780,678	$6,532,617	$6,765,356
Provision (credit) for loan losses	1,312,785	(94,100)	(182,686)
Recoveries of loans charged-off	112,440	68,803	55,055
Loans charged-off	(426,688)	(726,642)	(105,108)
Balance, ending	$6,779,215	$5,780,678	$6,532,617

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates.  The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectibility.  Loan transactions with related parties were as follows:

	2008	2007

Balance, beginning of year	$14,065,125	$22,100,213
New loans	25,425,856	20,355,673
Repayments	(27,991,382)	(18,259,135)
Change in status	2,691,770	(10,131,626)
Balance, end of year	$14,191,369	$14,065,125

At December 31, 2008 and 2007, the Company had impaired loans of approximately $6,510,000 and $5,485,000, respectively.  The allowance for loan losses related to these impaired loans was approximately $257,000 and $247,000 at December 31, 2008 and 2007, respectively.  The average balances of impaired loans for the years ended December 31, 2008, 2007, and 2006 were $7,848,000, $2,486,000, and $1,729,000 respectively.  For the years ended December 31, 2008, 2007, and 2006, interest income, which would have been recorded under the original terms of such loans, was approximately $478,000, $346,000, and $42,000, respectively, with $155,000, $180,000, and $1,000, respectively, recorded.  Loans greater than 90 days past due and still accruing interest were approximately $340,000 and $1,300,000 at December 31, 2008 and 2007, respectively.  There are no other potential problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The amount the Company will ultimately realize from these loans could differ materially from their carrying value because of future developments affecting the underlying collateral or the borrowers’ ability to repay the loans.  As of December 31, 2008, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Note 5.  Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

	2008	2007

Land	$2,426,383	$2,426,383
Buildings and improvements	14,545,054	14,534,553
Furniture and equipment	7,179,512	7,029,181
	24,150,949	23,990,117
Less accumulated depreciation	11,580,647	10,543,252
	$12,570,302	$13,446,865

Note 6.  Deposits

At December 31, 2008, the maturities of time deposits are as follows:

2009	$162,375,867
2010	57,864,090
2011	14,644,645
2012	6,376,578
2013	4,509,476
$245,770,656

Interest expense on deposits is summarized as follows:
	2008	2007	2006

NOW accounts	$897,544	$2,050,655	$2,362,608
Savings and money market	2,759,380	5,683,264	5,886,737
Time, $100,000 and over	3,948,039	5,325,045	4,421,595
Other time	6,602,771	7,996,136	7,071,439
	$14,207,734	$21,055,100	$19,742,379

Deposits from related parties held by the Company at December 31, 2008 and 2007 amounted to approximately $11,000,000 and $12,000,000, respectively.

Note 7.       Borrowings

Federal funds purchased are unsecured and mature daily.  Securities sold under repurchase agreements are short-term and are secured by investments.  Short-term borrowings as of December 31, 2008 and 2007 consisted of Treasury, Tax and Loan option notes secured by investment securities.

At December 31, 2008, long-term borrowings consisted of the following:

	Amount	Weighted Average Interest Rate	Features

FHLB advances maturing in:
2009	$8,500,000	2.39%
2010	1,500,000	4.57%
2011	1,000,000	5.04%
2013	1,000,000	2.17%	Callable in March, 2011
After	11,500,000	2.94%	Includes $4,500,000 callable in February, 2011; $7,000,000 callable in March, 2011

Total FHLB advances	$23,500,000	2.90%

Term repurchase agreements maturing in:
2012	7,000,000	4.15%	Callable in 2009
2018	13,000,000	3.56%	Callable in 2009
Total term repurchase agreements	$20,000,000	3.77%

Total long-term borrowings	$43,500,000	3.30%

Borrowed funds at December 31, 2007 included borrowings from the FHLB and term repurchase agreements of $24,000,000. Such borrowings carried a weighted-average interest rate of 4.31% with maturities ranging from 2009 through 2012.

Term repurchase agreements are securities sold under agreement to repurchase, have maturity dates greater than one year, and can be called by the issuing financial institution on a quarterly basis.

FHLB borrowings are collateralized by certain 1-4 family residential real estate loans and the short-term and term repurchase agreements are collateralized with U.S. government agencies and mortgage-backed securities with a fair value of $62,136,000 at December 31, 2008.  The Banks had available borrowings with the Federal Home Loan Bank of Des Moines, Iowa of $27,962,000 at December 31, 2008.

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

The Company has a qualified 401(k) profit-sharing plan.  The Company matches employee contributions up to a maximum of 2% of qualified compensation and also contributes an amount equal to 5% of the participating employee’s compensation.  In addition, contributions can be made on a discretionary basis by the Company on behalf of the employees.  For the years ended December 31, 2008, 2007 and 2006, Company contributions to the plan were approximately $611,000, $613,000, and $579,000, respectively.  The plan covers substantially all employees.

Note 9.  Income Taxes

The components of income tax expense are as follows:

	2008	2007	2006

Federal:
Current	$3,839,793	$2,726,253	$2,633,706
Deferred	(3,370,787)	111,616	90,186
	469,006	2,837,869	2,723,892
State:
Current	715,645	684,818	658,497
Deferred	(339,637)	19,362	17,014
	376,008	704,180	675,511

Income tax expense	$845,014	$3,542,049	$3,399,403

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	2008	2007	2006

Income taxes at 35% federal tax rate	$2,518,955	$5,092,903	$5,020,058
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(1,984,052)	(1,942,031)	(1,797,533)
State taxes, net of federal tax benefit	520,100	435,391	437,893
Other	(209,989)	(44,214)	(261,015)
Total income tax expense	$845,014	$3,542,049	$3,399,403

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are as follows:

	2008	2007

Deferred tax assets:
Allowance for loan losses	$2,030,390	$1,639,108
Net unrealized losses on securities available for sale	88,495	-
Other than temporary impairment	3,605,328	-
Other items	637,610	770,441
	6,361,823	2,409,549
Deferred tax liabilities:
Net unrealized gains on securities available for sale	-	(1,109,799)
Other	(523,779)	(370,424)
	(523,779)	(1,480,223)

Net deferred tax assets	$5,838,044	$929,326

At December 31, 2008, income taxes currently receivable of approximately $689,000 is included in other assets and at December 31, 2007, income taxes currently payable of approximately $186,000 is included in accrued expenses and other liabilities.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate individual tax returns for the state of Iowa.  The Company is no longer subject to U.S. federal income and state tax examinations for years before 2004.

The Company adopted the provisions of FASB FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  Management has determined that the Company has no material uncertain tax positions that would require recognition under FIN 48.  The Company had no significant unrecognized tax benefits as of December 31, 2008 that, if recognized, would affect the effective tax rate.  The Company had recorded no accrued interest or penalties as of or for the years ended December 31, 2008 and 2007.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months as of December 31, 2008 and 2007.

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

	2008	2007

Commitments to extend credit	$68,633,000	$96,753,000
Standby letters of credit	1,887,000	1,021,000
	$70,520,000	$97,774,000

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

At December 31, 2008 and 2007, the Banks have established liabilities totaling $248,000 and $233,000, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

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

Note 11.    Regulatory Matters

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.  Regulators also have the ability to impose higher limits than those specified by capital adequacy guidelines if they so deem necessary.

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008 and 2007, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the federal banking regulators categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  Management believes there are no conditions or events since that notification that have changed the institution’s category.  The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2008 and 2007, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total capital (to risk-weighted assets):
Consolidated	$110,419	16.8%	$52,513	8.0%	N/A	N/A
Boone Bank & Trust	12,930	16.8	6,152	8.0	$7,690	10.0%
First National Bank	41,202	12.4	26,670	8.0	33,337	10.0
Randall-Story State Bank	8,734	14.0	4,984	8.0	6,230	10.0
State Bank & Trust	13,121	13.4	7,812	8.0	9,764	10.0
United Bank & Trust	8,797	14.0	5,017	8.0	6,271	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$103,340	15.7%	$26,257	4.0%	N/A	N/A
Boone Bank & Trust	12,108	15.8	3,076	4.0	$4,614	6.0%
First National Bank	37,861	11.4	13,335	4.0	20,002	6.0
Randall-Story State Bank	8,090	13.0	2,492	4.0	3,738	6.0
State Bank & Trust	12,229	12.5	3,906	4.0	5,859	6.0
United Bank & Trust	8,609	13.7	2,509	4.0	3,763	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$103,340	12.3%	$33,647	4.0%	N/A	N/A
Boone Bank & Trust	12,108	11.9	4,065	4.0	$5,081	5.0%
First National Bank	37,861	8.9	17,044	4.0	21,305	5.0
Randall-Story State Bank	8,090	10.9	2,975	4.0	3,719	5.0
State Bank & Trust	12,229	10.3	4,768	4.0	5,960	5.0
United Bank & Trust	8,609	8.7	3,940	4.0	4,925	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total capital (to risk-weighted assets):
Consolidated	$113,020	18.6%	$48,618	8.0%	N/A	N/A
Boone Bank & Trust	13,222	17.0	6,234	8.0	$7,792	10.0%
First National Bank	43,796	14.2	24,601	8.0	30,751	10.0
Randall-Story State Bank	8,680	14.5	4,795	8.0	5,994	10.0
State Bank & Trust	12,552	14.6	6,865	8.0	8,581	10.0
United Bank & Trust	9,474	13.7	5,547	8.0	6,933	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$107,239	17.6%	$24,309	4.0%	N/A	N/A
Boone Bank & Trust	12,383	15.9	3,117	4.0	$4,675	6.0%
First National Bank	41,006	13.3	12,300	4.0	18,450	6.0
Randall-Story State Bank	8,058	13.4	2,398	4.0	3,596	6.0
State Bank & Trust	11,690	13.6	3,432	4.0	5,149	6.0
United Bank & Trust	8,606	12.4	2,773	4.0	4,160	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$107,239	12.6%	$33,963	4.0%	N/A	N/A
Boone Bank & Trust	12,383	12.6	3,945	4.0	$4,931	5.0%
First National Bank	41,006	9.3	17,668	4.0	22,085	5.0
Randall-Story State Bank	8,058	11.3	2,861	4.0	3,576	5.0
State Bank & Trust	11,690	10.6	4,425	4.0	5,531	5.0
United Bank & Trust	8,606	8.1	4,275	4.0	5,343	5.0

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks’ to the Company.  Currently, First National Bank may not pay dividends to the Company without prior regulatory approval.  Dividends paid by each Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  Except for the potential effect on the Company’s level of dividends, management believes that these restrictions currently do not have a significant impact on the Company.

Note 12.  Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) were as follows:
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$24,697,591	$24,698,000	$26,044,577	$26,045,000
Federal funds sold	16,533,000	16,533,000	5,500,000	5,500,000
Interest-bearing deposits	10,400,761	10,401,000	634,613	635,000
Securities available-for-sale	313,014,375	313,014,000	339,942,064	339,942,000
Loans receivable, net	452,880,348	448,238,000	463,651,000	460,401,000
Loans held for sale	1,152,020	1,152,000	344,970	345,000
Accrued income receivable	6,650,287	6,650,000	8,022,900	8,023,000
Financial liabilities:
Deposits	$664,794,710	$668,424,000	$690,118,795	$691,523,000
Securities sold under agreement to repurchase	38,509,559	38,510,000	30,033,321	30,033,000
Other short-term borrowings	1,063,806	1,064,000	737,420	737,000
Long-term borrowings	43,500,000	46,286,000	24,000,000	24,529,000
Accrued interest payable	1,578,301	1,578,000	2,402,594	2,403,000

Note 13.  Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, which requires disclosures for those assets and liabilities carried in the balance sheet on a fair value basis. The FASB has deferred the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and liabilities which are recognized at fair value on a nonrecurring basis. For the Company, this deferral applies to other real estate owned. The Company’s balance sheet contains securities available for sale and certain impaired loans at fair value.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

Level 1:
Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:
Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:
Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2008:

Description	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets Measured at Fair Value on a Recurring Basis

Securities available-for-sale	$313,014,000	$8,445,000	$304,569,000	$-

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the securities credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. Level 2 securities include U.S. government agency securities, mortgage-backed securities (including pools and collateralized mortgage obligations), municipal bonds, and corporate debt securities.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the SFAS No. 157 valuation hierarchy as of December 31, 2008:
Description	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets Measured at Fair Value on a Nonrecurring Basis

Loans	$6,253,000	$-	$-	$6,253,000

Loans in the table above consist of impaired credits held for investment. Impaired loans are valued by management based on collateral values underlying the loans. Management uses original appraised values and adjusts for trends observed in the market.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 were effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements.

Note 14.   Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2008 and 2007, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2008, is as follows:

CONDENSED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007

ASSETS

Cash and due from banks	$1,347	$78,323
Interest-bearing deposits in banks	101,977	9,987,887
Securities available-for-sale	11,038,946	20,357,493
Investment in bank subsidiaries	79,329,618	82,359,583
Loans receivable, net	18,619,318	200,000
Premises and equipment, net	645,109	696,812
Accrued income receivable	179,411	209,179
Deferred income taxes	690,860	-
Other assets	243,661	67,126

Total assets	$110,850,247	$113,956,403

LIABILITIES

Other borrowed funds	$4,160,000	$-
Dividends payable	2,641,216	2,545,987
Deferred income taxes	-	1,046,720
Accrued expenses and other liabilities	211,581	343,173

Total liabilities	7,012,797	3,935,880

STOCKHOLDERS' EQUITY

Common stock	18,865,830	18,859,160
Additional paid-in capital	22,651,222	22,588,691
Retained earnings	62,471,081	66,683,016
Accumulated other comprehensive income (loss)	(150,683)	1,889,656
Total stockholders' equity	103,837,450	110,020,523

Total liabilities and stockholders' equity	$110,850,247	$113,956,403

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Operating income:
Equity in net income of bank subsidiaries	$5,125,234	$9,897,030	$9,728,640
Interest	759,461	600,495	690,704
Dividends	673,506	1,045,125	919,039
Rents	88,624	84,058	81,306
Securities gains, net	3,171,215	1,459,228	1,333,136
Other-than-temporary impairment of investment securities	(903,600)	-	-
	8,914,440	13,085,936	12,752,825

Provision (credit) for loan losses	327,558	(16,000)	-

Operating income after provision (credit) for loan losses	8,586,882	13,101,936	12,752,825

Operating expenses	1,934,886	1,942,834	1,609,208

Income before income taxes	6,651,996	11,159,102	11,143,617

Income tax expense	300,000	150,000	200,000

Net income	$6,351,996	$11,009,102	$10,943,617

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,351,996	$11,009,102	$10,943,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,970	61,462	65,498
Provision (credit) for loan losses	327,558	(16,000)	-
Amortization and accretion, net	(18,734)	(22,618)	(18,575)
Provision for deferred taxes	(123,005)	(42,065)	(22,320)
Securities gains, net	(3,171,215)	(1,459,228)	(1,333,136)
Other-than-temporary impairment of investment securities	903,600	-	-
Equity in net income of bank subsidiaries	(5,125,234)	(9,897,030)	(9,728,640)
Dividends received from bank subsidiaries	8,864,000	8,849,000	8,734,000
Decrease (increase) in accrued income receivable	29,768	38,323	(9,614)
Decrease (increase) in other assets	(176,535)	(57,126)	225,584
Decrease in accrued expense payable and other liabilities	(131,592)	(100,003)	(206,319)
Net cash provided by operating activities	7,785,577	8,363,817	8,650,095

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(9,303,034)	(5,887,840)	(7,130,088)
Proceeds from sale of securities available-for-sale	13,159,215	14,436,995	4,629,061
Proceeds from maturities and calls of securities available-for-sale	3,385,000	2,500,000	2,335,000
Decrease (increase) in interest bearing deposits in banks	9,885,910	(9,688,233)	1,316,834
Decrease (increase) in loans	(18,746,876)	1,063,000	-
Purchase of bank premises and equipment	(3,267)	(6,282)	(36,059)
Investment in bank subsidiaries	-	(750,000)	(160,000)
Net cash provided by (used in) investing activities	(1,623,052)	1,667,640	954,748

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other borrowings, net	4,160,000	-	-
Dividends paid	(10,468,702)	(10,087,229)	(9,704,835)
Proceeds from issuance of stock	69,201	98,921	127,013
Net cash used in financing activities	(6,239,501)	(9,988,308)	(9,577,822)

Net increase (decrease) in cash and cash equivalents	(76,976)	43,149	27,021

CASH AND DUE FROM BANKS
Beginning	78,323	35,174	8,153
Ending	$1,347	$78,323	$35,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash payments for income taxes	793,080	321,045	110,996

Note 15.  Selected Quarterly Financial Data (Unaudited)

	2008
	March 31	June 30	September 30	December 31

Total interest income	$12,014,263	$11,537,705	$11,181,060	$10,781,139
Total interest expense	5,023,193	4,181,050	3,847,132	3,350,317
Net interest income	6,991,070	7,356,655	7,333,928	7,430,822
Provision for loan losses	109,699	818,995	73,514	310,577
Net income	2,900,628	1,867,201	6,906	1,577,261
Basic and diluted earnings per common share	0.31	0.20	-	0.17

	2007
	March 31	June 30	September 30	December 31

Total interest income	$11,525,367	$11,910,093	$12,003,252	$12,123,366
Total interest expense	5,817,365	6,006,434	6,022,049	5,691,282
Net interest income	5,708,002	5,903,659	5,981,203	6,432,084
Provision (credit) for loan losses	9,728	143,877	(264,131)	16,426
Net income	2,521,014	2,827,431	2,938,539	2,722,118
Basic and diluted earnings per common share	0.27	0.30	0.31	0.29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

The attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting is contained in Item 8 of this Report.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Refer to the information under the caption "Information Concerning Nominees for Election as Directors" and "Information Concerning Directors Other Than Nominees" contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 29, 2009, as filed with the SEC on March 19, 2009 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

Refer to the information under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement, which information is incorporated herein by this reference.  The Company does not maintain any equity compensation plans covering its directors, officers or employees or the officers or employees of the Banks.

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

1. Financial Statements

Report of Clifton Gunderson LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2008 and 2007
Consolidated Statements of Income for the Years ended
December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders' Equity for
the Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years ended
December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	List of Exhibits.

3.1	-	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K as filed June 16, 2005)
3.2	-	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to Form 8-K as filed February 19, 2008)
10.1	-	Management Incentive Compensation Plan (incorporated by reference to Exhibit 10 filed with the Company’s Annual Report on Form 10K for the year ended December 31, 2002)*
21	-	Subsidiaries of the Registrant
23	-	Consent of Independent Registered Public Accounting Firm
31.1	-	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	-	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	-	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	-	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

* Indicates a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMES NATIONAL CORPORATION

March 13, 2009	By:	/s/ Thomas H. Pohlman
Thomas H. Pohlman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 13, 2009.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, President
(Principal Executive Officer)

/s/ John P. Nelson
John P. Nelson, Vice President
(Principal Financial and Accounting Officer)

/s/ Betty A. Baudler Horras
Betty A. Baudler Horras, Director

/s/ Robert L. Cramer
Robert L. Cramer, Director

/s/ Douglas C. Gustafson
Douglas C. Gustafson, Director

/s/ Charles D. Jons
Charles D. Jons, Director

/s/ Steven D. Forth
Steven D. Forth, Director

/s/ James R. Larson II
James R. Larson II, Director

/s/ Daniel L. Krieger
Daniel L. Krieger, Director

/s/ Warren R. Madden
Warren R. Madden, Director

/s/ Larry A. Raymon
Larry A. Raymon, Director

/s/ Fred C. Samuelson
Fred C. Samuelson, Director

/s/ Marvin J. Walter
Marvin J. Walter, Director

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

21	-Subsidiaries of the Registrant
23	-Consent of Independent Registered Public Accounting Firm.
31.1	-Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	-Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	-Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	-Cert ification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350