Form 10-Q
period 2009-03-31
AMES NATIONAL CORP
filed 2009-04-28
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer  ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,432,915
(Class)	(Shares Outstanding at April 24, 2009)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
ASSETS	2009	2008

Cash and due from banks	$17,392,449	$24,697,591
Federal funds sold	48,774,000	16,533,000
Interest bearing deposits in financial institutions	12,634,196	10,400,761
Securities available-for-sale	318,347,128	313,014,375
Loans receivable, net	437,646,282	452,880,348
Loans held for sale	679,000	1,152,020
Bank premises and equipment, net	12,407,047	12,570,302
Accrued income receivable	6,210,789	6,650,287
Deferred income taxes	5,956,122	5,838,044
Other real estate owned	13,248,946	13,333,565
Other assets	436,176	1,070,588

Total assets	$873,732,135	$858,140,881

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$74,455,066	$99,830,687
NOW accounts	183,032,806	165,422,333
Savings and money market	187,309,171	153,771,034
Time, $100,000 and over	77,892,158	81,378,796
Other time	162,352,259	164,391,860
Total deposits	685,041,460	664,794,710

Securities sold under agreements to repurchase	37,808,994	38,509,559
Other short-term borrowings	372,757	1,063,806
Long-term borrowings	41,500,000	43,500,000
Dividend payable	943,291	2,641,216
Accrued expenses and other liabilities	4,125,428	3,794,140
Total liabilities	769,791,930	754,303,431

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares;9,432,915 shares issued and outstanding	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	63,968,930	62,471,081
Accumulated other comprehensive loss-net unrealized losses on securities available-for-sale	(1,545,777)	(150,683)
Total stockholders' equity	103,940,205	103,837,450

Total liabilities and stockholders' equity	$873,732,135	$858,140,881

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Interest and dividend income:
Loans, including fees	$6,611,175	$7,818,231
Securities:
Taxable	2,203,694	2,509,212
Tax-exempt	1,205,855	1,346,841
Federal funds sold	11,075	43,485
Dividends	85,673	296,494
Total interest and dividend income	10,117,472	12,014,263

Interest expense:
Deposits	2,441,530	4,427,567
Other borrowed funds	468,384	595,626
Total interest expense	2,909,914	5,023,193

Net interest income	7,207,558	6,991,070

Provision for loan losses	229,654	109,699

Net interest income after provision for loan losses	6,977,904	6,881,371

Noninterest income:
Trust department income	382,552	437,267
Service fees	421,450	429,338
Securities gains (losses), net	(350,675)	248,369
Other-than-temporary impairment of investment securities	(22,661)	(227,000)
Gain on sales of loans held for sale	262,906	186,292
Merchant and ATM fees	146,010	153,221
Other	166,390	164,727
Total noninterest income	1,005,972	1,392,214

Noninterest expense:
Salaries and employee benefits	2,346,759	2,579,908
Data processing	478,635	545,875
Occupancy expenses	392,804	428,101
FDIC deposit assessments	479,911	40,906
Other real estate owned	426,844	29,714
Other operating expenses	701,467	634,191
Total noninterest expense	4,826,420	4,258,695

Income before income taxes	3,157,456	4,014,890

Provision for income taxes	716,316	1,114,262

Net income	$2,441,140	$2,900,628

Basic and diluted earnings per share	$0.26	$0.31

Dividends declared per share	$0.10	$0.28

Comprehensive income	$1,046,046	$5,122,096

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,441,140	$2,900,628
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	229,654	109,699
Amortization and accretion	(8,219)	(82,093)
Depreciation	216,076	290,090
Provision for deferred taxes	701,262	9,200
Securities losses (gains), net	350,675	(248,369)
Other-than-temporary impairment of investment securities	22,661	227,000
Impariment on other real estate owned	320,282	-
Change in assets and liabilities:
Decrease (increase) in loans held for sale	473,020	(333,794)
Decrease in accrued income receivable	439,498	454,667
Decrease in other assets	634,412	183,570
Increase in accrued expenses and other liabilities	331,288	893,344
Net cash provided by operating activities	6,151,749	4,403,942

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(42,606,042)	(42,884,029)
Proceeds from sale of securities available-for-sale	10,783,617	7,684,438
Proceeds from maturities and calls of securities available-for-sale	23,910,121	22,674,112
Net increase in interest bearing deposits in financial institutions	(2,233,435)	(951,784)
Net increase in federal funds sold	(32,241,000)	(27,000,000)
Net decrease in loans	14,512,896	3,610,952
Net proceeds for the sale of other real estate owned	254,728	-
Purchase of bank premises and equipment, net	(52,821)	(93,685)
Improvements in other real estate owned	1,125	-
Net cash used in investing activities	(27,670,811)	(36,959,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	20,246,750	19,516,871
Increase (decrease) in securities sold under agreements
to repurchase	(700,565)	1,336,300
Payments on other short-term borrowings, net	(691,049)	(350,620)
Proceeds from long-term borrowings	2,500,000	15,500,000
Payments on long-term borrowings	(4,500,000)	-
Dividends paid	(2,641,216)	(2,545,987)
Net cash provided by financing activities	14,213,920	33,456,564

Net increase (decrease) in cash and cash equivalents	(7,305,142)	900,510

CASH AND DUE FROM BANKS
Beginning	24,697,591	26,044,577
Ending	$17,392,449	$26,945,087

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments (receipts) for:
Interest	$3,052,441	$5,216,045
Income taxes	(918,253)	99,724

SUPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to other real estate owned	$491,516	$127,343

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three month periods ended March 31, 2009 and 2008 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the ”Annual Report”). The consolidated condensed financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to previously presented financial statements to conform to the 2009 presentation.

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

Index

Other short-term borrowings:  The carrying amounts of other short-term borrowings approximate fair value because of the generally short-term nature of the instruments.

Long-term borrowings: Fair values of long-term borrowings are estimated using discounted cash flow analysis based on interest rates currently being offered with similar terms.

Accrued income receivable and accrued interest payable:  The carrying amounts of accrued income receivable and interest payable approximate fair value.

2.	Dividends

On February 13, 2009, the Company declared a cash dividend on its common stock, payable on May 15, 2009 to stockholders of record as of May 1, 2009, equal to $0.10 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2009 and 2008 were 9,432,915 and 9,429,580, respectively.

4.	Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2008.

Index

5.	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) were as follows:

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$17,392,449	$17,392,000	$24,697,591	$24,698,000
Federal funds sold	48,774,000	48,774,000	16,533,000	16,533,000
Interest-bearing deposits	12,634,196	12,634,000	10,400,761	10,401,000
Securities available-for-sale	318,347,128	318,347,000	313,014,377	313,014,000
Loans receivable, net	437,646,282	436,487,000	452,880,348	448,238,000
Loans held for sale	679,000	679,000	1,152,020	1,152,000
Accrued income receivable	6,210,789	6,211,000	6,650,287	6,650,000
Financial liabilities:
Deposits	$685,041,460	$688,981,000	$664,794,710	$668,424,000
Securities sold under agreement
to repurchase	37,808,994	37,809,000	38,509,559	38,510,000
Other short-term borrowings	372,757	373,000	1,063,806	1,064,000
Long-term borrowings	41,500,000	44,507,000	43,500,000	46,286,000
Accrued interest payable	1,435,774	1,436,000	1,578,301	1,578,000

The methodology used to determine fair value as of March 31, 2009 did not change from the methodology used in the most recently filed Form 10-K.

6.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which requires disclosures for those assets and liabilities carried in the balance sheet on a fair value basis.  The Financial Accounting Standard Board (FASB) deferred the effective date of SFAS No. 157 until 2009 for nonfinancial assets and liabilities which are recognized at fair value on a nonrecurring basis.  For the Company, this deferral applied to other real estate owned and effective January 1, 2009, the Company included the required disclosures for nonfinancial assets and liabilities recognized at fair value on a nonrecurring basis.

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

Index

Level 3:
Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2009 and December 31, 2008:

March 31, 2009		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets Measured at Fair Value on a Recurring Basis

Securities available-for-sale	$318,347,000	$5,208,000	$313,139,000	$-

December 31, 2008		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets Measured at Fair Value on a Recurring Basis

Securities available-for-sale	$313,014,000	$8,445,000	$304,569,000	$-

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

Index

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the SFAS No. 157 valuation hierarchy as of March 31, 2009 and December 31, 2008:

March 31, 2009		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets Measured at Fair Value on a Nonrecurring Basis

Loans	$7,469,000	$-	$-	$7,469,000

Other real estate owned	13,249,000	-	-	13,249,000

Total	$20,718,000	$-	$-	$20,718,000

December 31, 2008		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets Measured at Fair Value on a Nonrecurring Basis

Loans	$6,253,000	$-	$-	$6,253,000

Loans in the tables above consist of impaired credits held for investment.  Impaired loans are valued by management based on collateral values underlying the loans.  Management uses original appraised values and adjusts for trends observed in the market to determine the value of impaired loans.  Other real estate owned in the table above consists of real estate obtained through foreclosure.  Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned.

Index

7.	Debt and Equity Securities

The amortized cost of securities available for sale and their approximate fair values are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2009:
U.S. treasury	$498,312	$41,434	$-	$539,746
U.S. government agencies	61,790,261	1,368,370	(29,918)	63,128,713
U.S. government mortgage-backed securities	73,192,977	1,908,370	(34,520)	75,066,827
State and political subdivisions	132,050,198	2,030,639	(387,155)	133,693,682
Corporate bonds	41,489,266	254,878	(3,999,793)	37,744,351
Equity securities, financial industry common stock	6,032,165	-	(3,057,465)	2,974,700
Equity securities, others	5,747,564	21,379	(569,834)	5,199,109
	$320,800,743	$5,625,070	$(8,078,685)	$318,347,128

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008:
U.S. treasury	$498,102	$47,445	$-	$545,547
U.S. government agencies	48,195,482	1,537,009	(37,748)	49,694,743
U.S. government mortgage-backed securities	66,421,362	1,116,775	(22,258)	67,515,879
State and political subdivisions	127,826,526	1,592,343	(677,869)	128,741,000
Corporate bonds	58,003,206	224,679	(2,990,315)	55,237,570
Equity securities, financial industry common stock	6,251,728	205,593	(842,661)	5,614,660
Equity securities, others	6,057,148	-	(392,172)	5,664,976
	$313,253,554	$4,723,844	$(4,963,023)	$313,014,375

Non-interest income for the three months ended March 31, 2009 and 2008 was impacted by net security gains (losses) of approximately ($351,000) and $248,000, respectively.  For the three months ended March 31, 2009 and 2008, impairment charges were approximately $23,000, related to the Company’s investment in MGIC Investment Corporation Bonds, and $227,000, related to the Company’s investment in Federal Home Loan Mortgage Corporation (FHLMC) preferred stock, respectively.  The Company’s investment in FHLMC and Federal National Mortgage Corporation (FNMA) preferred stock, the Lehman Brothers Holdings bonds and MGIC bonds are considered to be other-than-temporarily impaired and have been written down to their aggregate estimated fair values.  As of March 31, 2009, these investments have a carrying and fair value of $734,000.

Index

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2009 and December 31, 2008, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2009:

Securities available for sale:
U.S. government agencies	$3,140,415	$(11,658)	$597,337	$(18,260)	$3,737,752	$(29,918)
U.S. government mortgage-backed securities	6,295,223	(33,029)	69,660	(1,491)	6,364,883	(34,520)
State and political subsidivisions	25,545,713	(353,834)	490,860	(33,321)	26,036,573	(387,155)
Corporate obligations	15,414,394	(1,700,219)	15,404,834	(2,299,574)	30,819,228	(3,999,793)
Equity securities, financial industry common stock	2,974,700	(3,057,465)	-	-	2,974,700	(3,057,465)
Equity securities, other	8,500	(100)	1,618,759	(569,734)	1,627,259	(569,834)
	$53,378,945	$(5,156,305)	$18,181,450	$(2,922,380)	$71,560,395	$(8,078,685)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2008:

Securities available for sale:
U.S. government agencies	$1,801,958	$(17,068)	$629,993	$(20,680)	$2,431,951	$(37,748)
U.S. government mortgage-backed securities	5,012,003	(18,645)	100,052	(3,613)	5,112,055	(22,258)
State and political subsidivisions	29,377,281	(594,462)	1,482,034	(83,407)	30,859,315	(677,869)
Corporate obligations	30,284,263	(1,810,579)	10,092,995	(1,179,736)	40,377,258	(2,990,315)
Equity securities, financial industry common stock	2,885,600	(842,661)	-	-	2,885,600	(842,661)
Equity securities, other	2,175,237	(392,172)	-	-	2,175,237	(392,172)
	$71,536,342	$(3,675,587)	$12,305,074	$(1,287,436)	$83,841,416	$(4,963,023)

At March 31, 2009, 147 debt securities have unrealized losses of $4,451,386.  These losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuers’ financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond ratings agencies have occurred and industry analysts’ reports.  Unrealized losses on equity securities totaled $3,627,299 as of March 31, 2009.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were not other-than-temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Index

8.	Impaired Loans and Allowance for Loan Losses

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment under FAS 114.  The amount of impairment of $777,000 and $257,000 is included in the allowance for loan losses as of March 31, 2009 and December 31, 2008, respectively.  The following is a recap of impaired loans at March 31, 2009 and December 31, 2008:

	2009	2008

Impaired loans without an allowance	$1,200,000	$2,679,000
Impaired loans with an allowance	7,046,000	3,831,000
Total impaired loans	8,246,000	6,510,000

Allowance for loan losses related to impaired loans	777,000	257,000

Net impaired loans	$7,469,000	$6,253,000

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2009 and 2008:

	2009	2008

Balance, beginning	$6,779,215	$5,780,678
Provision for loan losses	229,654	109,699
Recoveries of loans charged-off	20,375	29,695
Loans charged-off	(96,963)	(73,218)
Balance, ending	$6,932,281	$5,846,854

9.	Early Adoption of Accounting Pronouncements

Effective January 1, 2009, the Company has early adopted FASB Staff Position (FSP) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 (FAS 157), Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of FSP FAS 157-4 did not materially affect the Company’s 2009 consolidated financial statements.

Effective January 1, 2009, the Company has early adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments – an amendment to FASB Statement No. 107 (FAS 107) and APB Opinion No. 28 (APB 28). The FSP amends FAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The adoption of FSP FAS 107-1 and APB 28 has been included in the disclosures in this Form 10-Q.

Index

Effective January 1, 2009, the Company has early adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company applied FSP on FAS 115-2 and FAS 124-2 prospectively.  Management believes that the impairment of investment securities as of March 31, 2009, except the amounts recognized in the income statement for the three months ended March 31, 2009, are temporary under the FSP FAS 115-2 and FAS 124-2 and other guidance.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company does not engage in any material business activities apart from its ownership of the Banks.  Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker dealer.  The Company employs twelve individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 177 full-time equivalent individuals employed by the Banks.

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

Index

The Company had net income of $2,441,000, or $0.26 per share, for the three months ended March 31, 2009, compared to net income of $2,901,000, or $0.31 per share, for the three months ended March 31, 2008.  Total equity capital as of March 31, 2009 totaled $104 million or 11.9% of total assets at the end of the quarter.

The Company’s earnings for the first quarter decreased $460,000 from the $2,901,000 earned a year ago.  The lower quarterly earnings can be primarily attributed to increased FDIC deposit insurance assessments, increased other real estate owned costs and security losses.  The increase in the FDIC assessments of $439,000 is due primarily to higher deposit assessment rates for 2009 which are expected to negatively impact future quarters.  The increase in other real estate owned costs of $397,000 is due primarily to impairment write downs of certain other real estate owned and an increased volume of other real estate owned.  Securities losses of $351,000 in 2009 decreased noninterest income when compared to security gains of $248,000 in 2008.  The security losses in 2009 were primarily attributable to the sale of certain corporate bonds, as the Company continues to lower its holdings of corporate bonds and thus reducing its risk in the corporate bond portfolio.  Impairment of securities totaling $23,000 in 2009 related to a corporate bond issue of MGIC Investment Corporation.  As of March 31, 2009, the carrying and fair value of the other-than-temporarily impaired securities totaled $734,000.  Management believes that additional impairment charges may be necessary on investment securities in future quarters if financial and economic conditions do not improve as perceived by bond investors.

Positive income items for the quarter included an increase in net interest income in 2009 over 2008 of $216,000, or 3%.  The improvement in net interest income is attributable to lower funding costs as market interest rates paid on deposits have been more favorable for the Company in 2009.  The Company’s net interest margin was 3.97% for the quarter ended March 31, 2009 compared to 4.11% for the quarter ended December 31, 2008 and 3.78% for the quarter ended March 31, 2008.

Net loan charge-offs for the quarter totaled $77,000, compared to net charge-offs of $44,000 in the first quarter of 2008.  The provision for loan losses for the first quarter of 2009 totaled $230,000 compared to the  provision for loan losses of $110,000 for the same period in 2008 due to higher specific allowance for loan losses on impaired loans, offset in part by a lower general reserve due to a decrease in loan balances.

The following management discussion and analysis will provide a review of important items relating to:

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

Index

•          On March 16, 2009, the Office of the Comptroller of the Currency (“OCC”) informed the Company’s lead bank, First National, of the OCC’s decision to establish individual minimum capital ratios for First National in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National to maintain, on an ongoing basis, until June 30, 2009, Tier 1 Leverage Capital of 8.5% of Adjusted Total Assets and to achieve and maintain by no later than June 30, 2009 Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of March 31, 2009, First National exceeded the 9% Tier 1 and 11% Risk Based capital requirements.  Failure to maintain the individual minimum capital ratios established by the OCC could result in additional regulatory action against First National.

•          On July 16, 2008, the Company’s lead bank, First National, entered into an informal Memorandum of Understanding with the OCC regarding First National’s commercial real estate loan portfolio, including actions to be taken with respect to commercial real estate risk management procedures, credit underwriting and administration, appraisal and evaluation process, problem loan management, credit risk ratings recognition and loan review procedures.  Since entering into the Memorandum, management has been actively pursuing the corrective actions required by the Memorandum in an effort to address the deficiencies noted in administration of its commercial real estate loan portfolio.

•           The Company and affiliate banks have invested in certain corporate bond issues whose financial condition may further deteriorate requiring additional impairment charges.  Additional impairment charges may be necessary on investment securities in future periods if financial and economic conditions do not improve as perceived by bond investors.

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

•          While interest rates declined in the latter part of 2008 and may remain low during 2009, interest rates may eventually increase and may present a challenge to the Company.  Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

Index

•          A substandard performance in the Holding Company’s equity portfolio could lead to a reduction in the realized security gains or an other-than-temporary impairment, thereby negatively impacting the Company’s earnings.  The Holding Company invests capital that may be utilized for future expansion in a portfolio of various common stocks with an estimated fair market value of approximately $4.6 million as of March 31, 2009.  The Holding Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.  However, this strategy did not prove successful in the first quarter of 2009 and 2008 as problems in the general economy caused a significant decline in the fair value and dividend rates of the Holding Company’s equity portfolio. Unrealized losses in the Holding Company’s equity portfolio totaled $3.6 million as of March 31, 2009.  This compares to unrealized losses in the Holding Company of $1.2 million as of December 31, 2008.

•          The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2008.  This deterioration has contributed to the Company’s increased level of non-performing assets.  During the third quarter of 2008, the Company foreclosed on two real estate properties (other real estate owned) totaling $10.5 million in the Des Moines market.  As of March 31, 2009, the Company has impaired loans totaling $4.0 million with six Des Moines area development companies with specific reserves totaling $164,000.  The Company has additional credit relationships with real estate developers in the Des Moines area that, presently, have collateral values sufficient to cover loan balances.  However, these loans may become impaired in the future if economic conditions do not improve or become worse.  As of March 31, 2009, the Company has a limited number of such credits and is actively engaged with the customers to minimize credit risks.

During 2009, management will be focusing its efforts, in part, on steps necessary to improve the Company’s capital position given the ongoing negative developments in the national and local economies and the uncertainty of the timing and improvement of economic conditions.  An increased level of capital will enable the Company to better accommodate any impairment losses in the investment portfolio and any provision for loan losses with respect to the Company’s commercial real estate loan portfolio that may be recorded during the year due to the asset quality of the Company’s investment securities portfolio and commercial real estate loan portfolio.  To this end, the Company recently announced that the quarterly dividend to be paid on May 15, 2009 will be reduced to $0.10 per shares as compared to the previous dividend of $0.28 per share declared in the fourth quarter of 2008.

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

Index

Selected Indicators for the Company and the Industry

	Quarter Ended March 31,	Year Ended December 31,
	2009	2008		2007		2006
	Company	Company	Industry *	Company	Industry	Company	Industry

Return on assets	1.15%	0.74%	0.12%	1.30%	0.86%	1.34%	1.28%

Return on equity	9.32%	5.89%	1.24%	9.89%	8.17%	9.99%	12.34%

Net interest margin	3.97%	3.94%	3.18%	3.39%	3.29%	3.29%	3.31%

Efficiency ratio	58.76%	67.40%	59.02%	53.71%	59.37%	52.27%	56.79%

Capital ratio	12.39%	12.57%	7.49%	13.20%	7.98%	13.38%	8.23%

*Latest available data

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.15% and 1.33%, respectively, for the three month periods ending March 31, 2009 and 2008.  The decline in this ratio in 2009 from the previous period is the result of increased FDIC insurance assessments, increased other real estate owned costs and security losses.

•	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 9.32% and 10.38%, respectively for the three month periods ending March 31, 2009 and 2008.  The decline in this ratio in 2009 from the previous period is the result of increased FDIC insurance assessments, increased other real estate owned costs and security losses.

•	Net Interest Margin

The net interest margin for the three months ended March 31, 2009 was 3.97% compared to 3.78% for the three months ended March 31, 2008.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The Company’s net interest margin has improved primarily as the result of lower interest expense on deposits and other borrowings.

Index

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 58.8% and 50.8% for the three months ended March 31, 2009 and 2008, respectively.  The increase in the efficiency ratio was due primarily to increased FDIC insurance assessments, increased other real estate owned costs and security losses.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2008:

Industry Reports First Quarterly Loss Since 1990

Expenses associated with rising loan losses and declining asset values overwhelmed revenues in the fourth quarter of 2008, producing a net loss of $26.2 billion at insured commercial banks and savings institutions. This is the first time since the fourth quarter of 1990 that the industry has posted an aggregate net loss for a quarter.  The (0.77%) quarterly return on assets (ROA) is the worst since the (1.10%) in the second quarter of 1987. A year ago, the industry reported $575 million in profits and an ROA of 0.02%. High expenses for loan-loss provisions, sizable losses in trading accounts, and large write downs of goodwill and other assets all contributed to the industry’s net loss. A few very large losses were reported during the quarter—four institutions accounted for half of the total industry loss—but earnings problems were widespread. Almost one out of every three institutions (32%)  reported a net loss in the fourth quarter. Only 36% of institutions reported year-over-year increases in quarterly earnings, and only 34% reported higher quarterly ROAs.

Provisions for Loan Losses Are More than Double Year-Earlier Total

Insured banks and thrifts set aside $69.3 billion in provisions for loan and lease losses during the fourth quarter, more than twice the $32.1 billion that they set aside in the fourth quarter of 2007. Loss provisions represented 50.2% of the industry’s net operating revenue (net interest income plus total noninterest income), the highest proportion since the second quarter of 1987 when provisions absorbed 53.2% of net operating revenue. As in the fourth quarter of 2007, a few institutions reported unusually large trading losses, while others took substantial charges for impairment of goodwill. Trading activities produced a $9.2 billion net loss in the quarter, compared to a loss of $11.2 billion a year earlier. These are the only two quarters in the past 25 years in which trading revenues have been negative. Goodwill impairment charges and other intangible asset expenses rose to $15.8 billion, from $11.5 billion in the fourth quarter of 2007. Other negative earnings factors included a $6.0-billion (12.8%) year-over-year decline in noninterest income, and $8.1 billion in realized losses on securities and other assets in the quarter, more than twice the $3.7 billion in losses realized a year earlier. The reduction in noninterest income was driven by declines in servicing income (down $3.1 billion from a year earlier) and securitization income (down $2.6 billion, or 52.3%).

Index

Average Net Interest Margin at Community Banks Falls to 20-Year Low

Net interest income totaled $97.0 billion in the fourth quarter, an increase of $4.5 billion (4.9%) from the fourth quarter of 2007. The average net interest margin (NIM) was 3.34% in the quarter, up slightly from 3.32% a year earlier but lower than the 3.37% average in the third quarter. The year-over-year margin improvement was confined mostly to larger institutions. More than half of all institutions (56%) reported lower NIMs. At institutions with less than $1 billion in assets, the average margin was 3.66%, compared to 3.85% a year earlier and 3.78% in the third quarter. This is the lowest quarterly NIM for this size group of institutions since the second quarter of 1988. At larger institutions, the average NIM improved from 3.24% a year earlier to 3.30%, slightly below the 3.32% average of the third quarter.  When short-term interest rates are low and declining, it is more difficult for banks to reduce the rates they pay for deposits without causing deposit outflows. The cost of short-term nondeposit liabilities, in contrast, tends to follow movements in short-term interest rates more closely. Community banks fund more than two-thirds of their assets with domestic interest-bearing deposits, whereas larger institutions fund less than half of their assets with these deposits. As rates fell in the fourth quarter, average funding costs declined at larger institutions but remained unchanged at community banks.

Full-Year Earnings Fall to Lowest Level in 18 Years

Net income for all of 2008 was $16.1 billion, a decline of $83.9 billion (83.9%) from the $100 billion the industry earned in 2007. This is the lowest annual earnings total since 1990, when the industry earned $11.3 billion. The ROA for the year was 0.12%, the lowest since 1987, when the industry reported a net loss.  Almost one in four institutions (23.4%) was unprofitable in 2008, and almost two out of every three institutions (62.5%) reported lower full-year earnings than in 2007. Loss provisions totaled $174.3 billion in 2008, an increase of $105.1 billion (151.9%) compared to 2007. Total noninterest income was $25.5 billion (10.9%) lower as a result of the industry’s first-ever full-year trading loss ($1.8 billion), a $5.8-billion (27.4%) decline in securitization income, and a $6.8-billion negative swing in proceeds from sales of loans, foreclosed properties, and other assets. As low as the full-year earnings total was, it could easily have been worse. If the effect of failures and purchase accounting for mergers that occurred during the year is excluded from reported results, the industry would have posted a net loss in 2008.  The magnitude of many year-over-year income and expense comparisons is muted by the impact of these structural changes and their accounting treatments.

Quarterly Net Charge-Off Rate Matches Previous High

Net loan and lease charge-offs totaled $37.9 billion in the fourth quarter, an increase of $21.6 billion (132.2%) from the fourth quarter of 2007. The annualized quarterly net charge-off rate was 1.91%, equaling the highest level in the 25 years that institutions have reported quarterly net charge-offs (the only other time the charge-off rate reached this level was in the fourth quarter of 1989). The year-over-year increase in quarterly net charge-offs was led by real estate construction and development loans (up $6.1 billion, or 448.1%), closed-end 1–4 family residential mortgage loans (up $4.6 billion, or 206.1%), commercial and industrial (C&I) loans (up $3.0 billion, or 97.3%), and credit cards (up $2.5 billion, or 60.1%).  Charge-offs in all major loan categories increased from a year ago. Real estate loans accounted for almost two thirds of the total increase in charge-offs (64.7%).

Noncurrent Loans Register Sizable Increase in the Fourth Quarter

The amount of loans and leases that were noncurrent rose sharply in the fourth quarter, increasing by $44.1 billion (23.7%). Noncurrent loans totaled $230.7 billion at year-end, up from $186.6 billion at the end of the third quarter. More than two-thirds of the increase during the quarter (69.3%) came from loans secured by real estate. Noncurrent closed-end 1–4 family residential mortgages increased by $18.5 billion (24.1%) during the quarter, while noncurrent C&I loans rose by $7.6 billion (43.0%).  Noncurrent home equity loans increased by $3.0 billion (39.0%) and noncurrent loans secured by nonfarm nonresidential real estate increased by $2.9 billion (20.2%). In the 12 months ended December 31, total noncurrent loans at insured institutions increased by $118.8 billion (107.2%). At the end of the year, the percentage of loans and leases that were noncurrent stood at 2.93%, the highest level since the end of 1992. Real estate construction loans had the highest noncurrent rate of any major loan category at year-end, at 8.51%, up from 7.30% at the end of the third quarter.

Index

Reserve Coverage Ratio Slips to 16-Year Low

Total reserves increased by $16.5 billion (10.5%) in the fourth quarter. Insured institutions added $31.5 billion more in loss provisions to reserves than they took out in charge-offs, but the impact of purchase accounting from a few large mergers in the quarter limited the overall growth in industry reserves.  The growth in reserves, coupled with a decline in industry loan balances, caused the industry’s ratio of reserves to total loans to increase during the quarter from 1.96% to 2.20%, a 14-year high. However, the increase in reserves did not keep pace with the sharp rise in noncurrent loans, and the industry’s ratio of reserves to noncurrent loans fell from 83.9% to 75.0%. This is the lowest level for the “coverage ratio” since the third quarter of 1992.

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended March 31, 2009 and 2008:

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

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” contained in the Company’s Annual Report.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to the allowance for loan losses, valuation of other real estate owned and the assessment of other-than-temporary impairment of certain financial instruments.

Allowance for loan losses

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

Other-Than-Temporary Impairment of Investment Securities

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the intent to sell the investment securities and the more likely than not requirement that the Company will be required to sell the investment securities prior to recovery (2) the length of time and the extent to which the fair value has been less than cost and (3) the financial condition and near-term prospects of the issuer.  Due to potential changes in conditions, it is at least reasonably possible that changes in management’s assessment of other-than-temporary impairment will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements

Early Adoption of Accounting Pronouncements

Effective January 1, 2009, the Company adopted FSP FAS No. 157-4, FAS 107-1, APB 28-1, FAS 115-2 and FAS 124-2

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2009			2008

	Average balance	Revenue	Yield	Average balance	Revenue	Yield
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$73,120	$923	5.05%	$79,728	$1,366	6.85%
Agricultural	36,106	557	6.17%	32,817	615	7.50%
Real estate	317,464	4,773	6.01%	332,684	5,452	6.56%
Consumer and other	24,533	359	5.85%	23,899	385	6.44%

Total loans (including fees)	451,224	6,611	5.86%	469,128	7,818	6.67%

Investment securities
Taxable	178,875	2,133	4.77%	204,955	2,601	5.08%
Tax-exempt 2	132,201	1,934	5.85%	144,729	2,358	6.52%
Total investment securities	311,076	4,067	5.23%	349,684	4,959	5.67%

Interest bearing deposits with banks	10,843	105	3.88%	1,490	19	5.10%
Federal funds sold	21,207	11	0.21%	6,377	43	2.70%

Total interest-earning assets	794,351	$10,794	5.44%	826,679	$12,839	6.21%

Noninterest-earning assets	51,212			43,360

TOTAL ASSETS	$845,564			$870,039

1	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2009			2008

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$330,562	$482	0.58%	$315,748	$1,221	1.55%
Time deposits < $100,000	163,635	1,304	3.19%	177,228	1,931	4.36%
Time deposits > $100,000	81,262	656	3.23%	110,350	1,276	4.63%
Total deposits	575,458	2,442	1.70%	603,326	4,428	2.94%
Other borrowed funds	78,800	468	2.38%	68,779	596	3.47%

Total Interest-bearing liabilities	654,258	2,910	1.78%	672,105	5,024	2.99%

Noninterest-bearing liabilities
Demand deposits	81,237			75,978
Other liabilities	5,340			10,134

Stockholders' equity	104,729			111,822

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$845,564			$870,039

Net interest income		$7,884	3.97%		$7,815	3.78%

Spread Analysis
Interest income/average assets	$10,794	5.11%		$12,839	5.90%
Interest expense/average assets	$2,910	1.38%		$5,024	2.31%
Net interest income/average assets	$7,884	3.73%		$7,815	3.59%

Index

Net Interest Income

For the three months ended March 31, 2009 and 2008, the Company's net interest margin adjusted for tax exempt income was 3.97% and 3.78%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2009 increased and totaled $7,208,000 compared to the $6,991,000 for the three months ended March 31, 2008.

For the three months ended March 31, 2009, interest income decreased $1,897,000 or 15.8% when compared to the same period in 2008.  The decrease was primarily attributable to lower loan yields and lower average balances of loans and investment securities in the current period than the three months ended March 31, 2008.

Interest expense decreased $2,113,000 or 42.1% for the three months ended March 31, 2009 when compared to the same period in 2008.  The lower interest expense for the period is attributable to lower average deposit and other borrowing balances and lower average rates paid on deposits and other borrowings as short term market interest rates have decreased in comparison to the same period in 2008.

Provision for Loan Losses

The Company’s recorded provision expense for the first three months of 2009 of $230,000 compared to a provision expense for loan losses of $110,000 for the three months ended March 31, 2008.  The increase is primarily attributable to a higher level of specific reserves on impaired loans offset in part by a decrease in the general reserves due to a decrease in the loan portfolio.  Net charge-offs of $77,000 were realized in the three months ended March 31, 2009 and compare to net charge-offs of $44,000 for the three months ended March 31, 2008.

Non-interest Income and Expense

Non-interest income decreased $386,000 during the three months ended March 31, 2009 compared to the same period in 2008 primarily as the result of securities losses as previously detailed.  Excluding net security losses and gains and other-than-temporary impairment write down on certain investment securities for the three months ending March 31, 2009 and 2008, non-interest income increased $8,000, or 0.6%.

Non-interest expense increased $568,000 or 13.3% for the first three months of 2009 compared to the same period in 2008 primarily as the result of FDIC insurance assessments due to increasing assessment rates and other real estate owned costs, due to impairment of other real estate owned and an increased volume of other real estate owned.

Income Taxes

The provision for income taxes for the three months ended March 31, 2009 and 2008 was $716,000 and $1,114,000, representing an effective tax rate of 23% and 28%, respectively.  The lower pretax earnings in 2009 and the effect of income from tax exempt securities lead to the lower effective tax rate in comparison to same period in 2008.

Balance Sheet Review

As of March 31, 2009, total assets were $873,732,000, a $15,591,000 increase compared to December 31, 2008.  The federal funds sold and securities available-for-sale increased as a result of excess funds generated from a decrease in the loan portfolio, a decreased loan demand, and an increase in deposits.

Index

Investment Portfolio

The investment portfolio totaled $318,347,000 as of March 31, 2009, 1.7% higher than the December 31, 2008 balance of $313,014,000.  This increase in the investment portfolio was due to increases of $13.4 million in U.S. government agencies, $7.6 million in U.S. government mortgage-backed securities and $5.0 million in state and political subdivisions, offset in part by a decrease of $17.5 million in corporate bonds.  This net increase is primarily attributed to purchases in excess of sales and maturities since December 31, 2008.

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment.  As of March 31, 2009, existing gross unrealized losses of $8,078,000 (most of which have been impaired less than 12 months) are considered to be temporary in nature due to market interest rate fluctuations and other factors, rather than deteriorations in the credit component of the securities.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities and it is more likely than not that the Company will hold the securities until recovery of its cost basis to avoid considering an impairment to be other-than-temporary.

Loan Portfolio

Loan volume declined $15,234,000, or 3.4%, during the three months as net loans totaled $437,646,000 as of March 31, 2009 compared to $452,880,000 as of December 31, 2008.  The decrease in loan volume is due to a weakening of the loan demand in 2008 and 2009.

Deposits

Deposits totaled $685,041,000 as of March 31, 2009, an increase of $20,247,000 from December 31, 2008.  The increase is attributed to increases in NOW and money market accounts, offset in part by decreases in demand accounts and time deposits, as a result of lower market rates.  A significant portion of the increase in deposits is due to public funds.

Other Borrowed Funds

Long-term borrowings totaled $41,500,000 as of March 31, 2009, $2,000,000 lower than December 31, 2008.  The decrease is attributable to pay downs of Federal Home Loan Bank borrowings.  Securities sold under agreements to repurchase decreased 1.8% from year end.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2008.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2009 totaled $437,646,000 compared to $452,880,000 as of December 31, 2008.  Net loans comprise 50% of total assets as of March 31, 2009.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans, consisting of non-accrual loans and loans past due 90 days or more as a percentage of total loans of 1.84%, is lower than the 2008 Company’s peer group of 414 bank holding companies with assets of $500 million to $1 billion as of December 31, 2008 of 2.08%.

Index

Impaired loans, net of specific reserves, totaled $7,469,000 as of March 31, 2009 compared to impaired loans of $6,253,000 as of December 31, 2008.  The increase in impaired loans from December 31, 2008 to March 31, 2009, is due primarily to one Des Moines area development company loan.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company applies its normal loan review procedures to identify loans that should be evaluated for impairment under FAS 114.  As of March 31, 2009, non-accrual loans totaled $8,027,000; loans past due 90 days and still accruing totaled $164,000.  This compares to non-accrual of $6,339,000, loans past due 90 days and still accruing of $469,000 on December 31, 2008.  Other real estate owned totaled $13,249,000 and $13,334,000 as of March 31, 2009 and December 31, 2008, respectively.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2009 and December 31, 2008 was 1.55% and 1.47%, respectively. The allowance for loan and lease losses totaled $6,932,000 and $6,779,000 as of March 31, 2009 and December 31, 2008, respectively.  Net charge-offs for the three months ended March 31, 2009 totaled $77,000 compared to net charge-offs of $43,000 for the three month period ended March 31, 2008.

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

As of March 31, 2009, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

Index

The liquidity and capital resources discussion will cover the following topics:

•	Review the Company’s Current Liquidity Sources
•	Review of the Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for March 31, 2009 and December 31, 2008 totaled $78,801,000 and $51,631,000, respectively.  A higher level of federal funds sold was the primary reason for the increase.

Other sources of liquidity available to the Banks as of March 31, 2009 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $77,119,000 and federal funds borrowing capacity at correspondent banks of $118,069,000 with no current outstanding federal fund balances. The Company had securities sold under agreements to repurchase totaling $37,809,000, FHLB advances of $21,500,000, and long-term repurchase agreements of $20,000,000 as of March 31, 2009.

Total investments as of March 31, 2009 were $318,347,000 compared to $313,014,000 as of December 31, 2008.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2009.

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

Review of Statements of Cash Flows

Cash flows provided by operating activities for the three months ended March 31, 2009 totaled $6,152,000 compared to the $4,404,000 provided for the three months ended March 31, 2008.  The primary variance in operating cash flows for 2009 compared to 2008 relates to decreases in loans held for sale, a decrease in deferred tax assets, net security losses in 2009, offset in part by decreases in net income and an increase in accrued and other liabilities.

Net cash used in investing activities for the three months ended March 31, 2009 was $27,671,000 and compares to $36,960,000 used in investing activities for the three months ended March 31, 2008.  A decrease in the loan portfolio was the most significant source of cash in 2009 compared to 2008.

Net cash provided by financing activities for the three month period ended March 31, 2009 totaled $14,214,000 compared to $33,457,000 for the three months ended March 31, 2008.  The decrease in net cash provided by financing activities was primarily due to a decrease in the proceeds from loan term borrowings, offset in part by an increase in payments on long term borrowings.  As of March 31, 2009, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Index

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the three months ended March 31, 2009, dividends paid by the Banks to the Company amounted to $920,000 compared to $2,216,000 for the same period in 2008.  For the three months ended March 31, 2009, the Company contributed additional capital to First National Bank in the amount of $250,000.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  First National, which paid dividends in 2008 in the amount of $5,184,000, is currently unable to pay dividends to the Company without first obtaining approval of the OCC.  First National does not plan to seek such approval in 2009, thus reducing substantially the dividends the Company will receive from the Banks during 2009.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $6,600,000 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of March 31, 2009 that are a concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2009 totaled $103,940,000 and was higher than the $103,837,000 recorded as of December 31, 2008.  At March 31, 2009 and December 31, 2008, stockholders’ equity as a percentage of total assets was 11.90% and 12.10%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of March 31, 2009.

Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this News Release, including forward-looking statements concerning the Company’s future financial performance and asset quality.  Any forward-looking statement contained in this News Release is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to management.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements.  The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following:  economic conditions, particularly in the concentrated geographic area in which the Company and its affiliate banks operate; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; fiscal and monetary policies of the U.S. government; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; and other risks and uncertainties inherent in the Company’s business, including those discussed under the headings “Risk Factors” and “Forward-Looking Statements and Business Risks” in the Company’s Annual Report.  Management intends to identify forward-looking statements when using words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “should” or similar expressions.  Undue reliance should not be placed on these forward-looking statements.  The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2009 changed significantly when compared to 2008.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

Not applicable

Item 1.a.	Risk Factors

The following paragraphs supplement the discussion under Items 1A “Risk Factors” in the Company’s Annual Report:

Regulatory concerns.

On March 16, 2009, the Office of the Comptroller of the Currency (“OCC”) informed the Company’s lead bank, First National, of the OCC’s decision to establish individual minimum capital ratios for First National in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National to maintain, on an ongoing basis, until June 30, 2009, Tier 1 Leverage Capital of 8.5% of Adjusted Total Assets and to achieve and maintain by no later than June 30, 2009 Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of March 31, 2009, First National exceeded the 9% Tier 1 and 11% Risk Based capital requirements.  Failure to maintain the individual minimum capital ratios established by the OCC could result in additional regulatory action against First National.

On July 16, 2008, the Company’s lead bank, First National, entered into an informal Memorandum of Understanding with the OCC regarding First National’s commercial real estate loan portfolio, including actions to be taken with respect to commercial real estate risk management procedures, credit underwriting and administration, appraisal and evaluation process, problem loan management, credit risk ratings recognition and loan review procedures.  Since entering into the Memorandum, management has been actively pursuing the corrective actions required by the Memorandum in an effort to address the deficiencies noted in administration of its commercial real estate loan portfolio.  In the event the OCC determines, through future examination of First National, that the specific actions required by the Memorandum have not been successfully implemented, a more formal enforcement action may be initiated by the OCC.

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

Index

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

AMES NATIONAL CORPORATION

DATE: April 28, 2009	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, President
(Principal Executive Officer)

	By:	/s/ John P. Nelson

John P. Nelson, Vice President
(Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	-Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	-Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	-Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	-Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350