Form 10-Q
period 2009-06-30
AMES NATIONAL CORP
filed 2009-08-06
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,432,915
(Class)	(Shares Outstanding at July 31, 2009)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
ASSETS	2009	2008

Cash and due from banks	$16,091,796	$24,697,591
Federal funds sold	-	16,533,000
Interest bearing deposits in financial institutions	37,303,384	10,400,761
Securities available-for-sale	369,918,685	313,014,375
Loans receivable, net	422,261,193	452,880,348
Loans held for sale	2,657,569	1,152,020
Bank premises and equipment, net	12,201,689	12,570,302
Accrued income receivable	5,478,330	6,650,287
Deferred income taxes	4,194,872	5,838,044
Other real estate owned	13,197,056	13,333,565
Other assets	621,215	1,070,588

Total assets	$883,925,789	$858,140,881

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$81,211,180	$99,830,687
NOW accounts	173,626,736	165,422,333
Savings and money market	188,908,676	153,771,034
Time, $100,000 and over	83,791,254	81,378,796
Other time	156,583,479	164,391,860
Total deposits	684,121,325	664,794,710

Federal funds purchased and securities sold under agreements to repurchase	46,461,406	38,509,559
Other short-term borrowings	325,219	1,063,806
Long-term borrowings	40,500,000	43,500,000
Dividend payable	943,292	2,641,216
Accrued expenses and other liabilities	4,217,006	3,794,140
Total liabilities	776,568,248	754,303,431

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares;9,432,915 shares issued and outstanding	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	65,434,543	62,471,081
Accumulated other comprehensive income (loss)-net unrealized income (losses) on securities available-for-sale	405,946	(150,683)
Total stockholders' equity	107,357,541	103,837,450

Total liabilities and stockholders' equity	$883,925,789	$858,140,881

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest and dividend income:
Loans, including fees	$6,389,627	$7,331,295	$13,000,802	$15,149,526
Securities:
Taxable	2,121,653	2,480,918	4,325,347	4,990,127
Tax-exempt	1,249,133	1,261,287	2,454,988	2,608,128
Federal funds sold	8,253	90,962	19,328	134,449
Dividends	57,602	373,243	143,275	669,737

Total interest income	9,826,268	11,537,705	19,943,740	23,551,967

Interest expense:
Deposits	2,183,150	3,647,078	4,624,680	8,074,644
Other borrowed funds	476,498	533,972	944,882	1,129,599

Total interest expense	2,659,648	4,181,050	5,569,562	9,204,243

Net interest income	7,166,620	7,356,655	14,374,178	14,347,724

Provision for loan losses	326,670	818,995	556,324	928,694

Net interest income after provision for loan losses	6,839,950	6,537,660	13,817,854	13,419,030

Noninterest income (loss):
Trust department income	390,882	393,886	773,434	831,153
Service fees	449,382	451,594	870,832	880,932
Securities gains (losses), net	255,088	893,411	(95,587)	1,141,781
Other-than-temporary impairment of investment securities	(6,904)	(2,328,430)	(29,565)	(2,555,430)
Loan and secondary market fees	256,776	200,246	519,682	386,539
Merchant and ATM fees	153,159	160,782	299,169	314,002
Other	230,241	212,176	396,631	376,902

Total noninterest income (loss)	1,728,624	(16,335)	2,734,596	1,375,879

Noninterest expense:
Salaries and employee benefits	2,703,106	2,501,007	5,049,865	5,080,915
Data processing	541,678	624,485	1,020,313	1,170,360
Occupancy expenses	302,240	377,965	695,044	806,066
FDIC insurance assessments	557,091	48,000	1,037,002	88,906
Other real estate owned	727,793	31,167	1,154,637	60,881
Other operating expenses	705,236	684,603	1,406,703	1,318,793

Total noninterest expense	5,537,144	4,267,227	10,363,564	8,525,921

Income before income taxes	3,031,430	2,254,098	6,188,886	6,268,988

Income tax expense	622,525	386,897	1,338,841	1,501,159

Net income	$2,408,905	$1,867,201	$4,850,045	$4,767,829

Basic and diluted earnings per share	$0.26	$0.20	$0.51	$0.51

Declared dividends per share	$0.10	$0.28	$0.20	$0.56

Comprehensive income (loss)	$4,360,628	$(3,028,334)	$5,406,674	$2,093,762

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,850,045	$4,767,829
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	556,324	928,694
Amortization and accretion	184,623	(128,599)
Depreciation	432,738	581,737
Provision for deferred taxes	1,316,262	(743,925)
Securities losses (gains), net	95,587	(1,141,781)
Other-than-temporary impairment of investment securities	29,565	2,555,430
Impairment on other real estate owned	931,533	-
Loss on disposal of equipment	1,096	-
Change in assets and liabilities:
Increase in loans held for sale	(1,505,549)	(1,857,295)
Decrease in accrued income receivable	1,171,957	1,353,650
Decrease in other assets	449,373	144,809
Increase in accrued expenses and other liabilities	422,866	84,801
Net cash provided by operating activities	8,936,420	6,545,350

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(136,151,556)	(113,479,346)
Proceeds from sale of securities available-for-sale	33,751,830	49,909,764
Proceeds from maturities and calls of securities available-for-sale	46,069,180	55,099,059
Net increase in interest bearing deposits in financial institutions	(26,902,623)	(5,503,527)
Net decrease (increase) in federal funds sold	16,533,000	(9,900,000)
Net decrease in loans	28,563,420	5,208,694
Net proceeds for the sale of other real estate owned	702,137	520,000
Purchase of bank premises and equipment, net	(65,221)	(122,203)
Improvements in other real estate owned	2,250	-
Net cash used in investing activities	(37,497,583)	(18,267,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	19,326,615	(11,092,021)
Increase in federal funds purchased and securities sold under agreements to repurchase	7,951,847	9,341,345
Payments on other short-term borrowings, net	(738,587)	(52,348)
Proceeds from long-term borrowings	2,500,000	15,500,000
Payments on long-term borrowings	(5,500,000)	-
Proceeds from the issuance of common stock	-	69,201
Dividends paid	(3,584,507)	(5,186,269)
Net cash provided by financing activities	19,955,368	8,579,908

Net decrease in cash and cash equivalents	(8,605,795)	(3,142,301)

CASH AND DUE FROM BANKS
Beginning	24,697,591	26,044,577
Ending	$16,091,796	$22,902,276

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments (receipts) for:
Interest	$5,809,507	$8,502,724
Income taxes	(566,065)	2,393,024

SUPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer of loans to other real estate owned	$1,499,411	$127,343

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and six month periods ended June 30, 2009 and 2008 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the ”Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to previously presented financial statements to conform to the 2009 presentation.

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

Federal funds purchased and securities sold under agreements to repurchase:  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate fair value because of the generally short-term nature of the instruments.

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

On May 14, 2009, the Company declared a cash dividend on its common stock, payable on August 17, 2009 to stockholders of record as of August 3, 2009, equal to $0.10 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2009 and 2008 were 9,432,915 and 9,430,131, respectively.  The weighted average outstanding shares for the six months ended June 30, 2009 and 2008 were 9,432,915 and 9,429,855, respectively.  The Company had no potentially dilutive securities outstanding during the periods presented.

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

Index

5.	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$16,091,796	$16,092,000	$24,697,591	$24,698,000
Federal funds sold	-	-	16,533,000	16,533,000
Interest-bearing deposits	37,303,384	37,303,000	10,400,761	10,401,000
Securities available-for-sale	369,918,685	369,919,000	313,014,375	313,014,000
Loans receivable, net	422,261,193	425,574,000	452,880,348	448,238,000
Loans held for sale	2,657,569	2,658,000	1,152,020	1,152,000
Accrued income receivable	5,478,330	5,478,000	6,650,287	6,650,000
Financial liabilities:
Deposits	$684,121,325	$687,604,000	$664,794,710	$668,424,000
Federal funds purchased and securities sold under agreements to repurchase	46,461,406	46,461,000	38,509,559	38,510,000
Other short-term borrowings	325,219	325,000	1,063,806	1,064,000
Long-term borrowings	40,500,000	44,566,000	43,500,000	46,286,000
Accrued interest payable	1,338,510	1,339,000	1,578,301	1,578,000

The methodology used to determine fair value as of June 30, 2009 did not change from the methodology used in the Annual Report.

6.	Fair Value Measurements

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

Index

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2009 and December 31, 2008:

June 30, 2009		Quoted Prices in	Significant Other	Significant
		Active markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets Measured at Fair Value on a Recurring Basis

Securities available-for-sale	$369,919,000	$5,264,000	$364,655,000	$-

December 31, 2008		Quoted Prices in	Significant Other	Significant
		Active markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets Measured at Fair Value on a Recurring Basis

Securities available-for-sale	$313,014,000	$8,445,000	$304,569,000	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the SFAS No. 157 valuation hierarchy as of June 30, 2009 and December 31, 2008:

Index

June 30, 2009		Quoted Prices in	Significant Other	Significant
		Active markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets Measured at Fair Value on a Nonrecurring Basis

Loans	$9,614,000	$-	$-	$9,614,000

Other real estate owned	13,197,000	-	-	13,197,000

Total	$22,811,000	$-	$-	$22,811,000

December 31, 2008		Quoted Prices in	Significant Other	Significant
		Active markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets Measured at Fair Value on a Nonrecurring Basis

Loans	$6,253,000	$-	$-	$6,253,000

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

7.	Debt and Equity Securities

Index

The amortized cost of securities available for sale and their approximate fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2009:
U.S. treasury	$498,529	$34,777	$-	$533,306
U.S. government agencies	81,056,991	843,774	(139,372)	81,761,393
U.S. government mortgage-backed securities	89,673,501	1,640,903	(191,904)	91,122,500
State and political subdivisions	153,552,112	1,763,806	(666,990)	154,648,928
Corporate bonds	34,103,940	622,299	(1,120,820)	33,605,419
Equity securities, financial industry common stock	4,650,908	-	(1,679,808)	2,971,100
Equity securities, others	5,738,345	23,400	(485,706)	5,276,039
	$369,274,326	$4,928,959	$(4,284,600)	$369,918,685

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008:
U.S. treasury	$498,102	$47,445	$-	$545,547
U.S. government agencies	48,195,482	1,537,009	(37,748)	49,694,743
U.S. government mortgage-backed securities	66,421,362	1,116,775	(22,258)	67,515,879
State and political subdivisions	127,826,526	1,592,343	(677,869)	128,741,000
Corporate bonds	58,003,206	224,679	(2,990,315)	55,237,570
Equity securities, financial industry common stock	6,251,728	205,593	(842,661)	5,614,660
Equity securities, others	6,057,148	-	(392,172)	5,664,976
	$313,253,554	$4,723,844	$(4,963,023)	$313,014,375

Non-interest income for the three months ended June 30, 2009 and 2008 was impacted by net security gains of approximately $255,000 and $893,000, respectively.  For the three months ended June 30, 2009, impairment charges were approximately $7,000, related to the Company’s investment in MGIC Investment Corporation bonds.  For the three months ended June 30, 2008, impairment charges were $2,328,000, related to the Company’s investment in Federal Home Loan Mortgage Corporation (FHLMC) preferred stock, Federal National Mortgage Association (FNMA) preferred stock and MGIC Investment Corporation bonds.  Non-interest income for the six months ended June 30, 2009 and 2008 was impacted by net security gains (losses) of approximately ($96,000) and $1,142,000, respectively.

For the six months ended June 30, 2009, impairment charges were approximately $30,000, related to the Company’s investment in MGIC Investment Corporation bonds.  For the six months ended June 30, 2008, impairment charges were $2,555,000, related to the Company’s investment in FHLMC preferred stock, FNMA preferred stock and MGIC Investment Corporation bonds.  The Company’s investment in FHLMC and FNMA preferred stock, the Lehman Brothers Holdings bonds and MGIC bonds are considered to be other-than-temporarily impaired and have been written down to their aggregate estimated fair values.  As of June 30, 2009, these investments have a carrying and fair value of $752,000.   All losses recognized in the statement of income for the three and six months ended 2009 and 2008 were considered credit losses and thus were recorded in full as impairment losses recognized in earnings.

Index

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2009:

Securities available for sale:
U.S. government agencies	$23,409,381	$(123,883)	$547,505	$(15,489)	$23,956,886	$(139,372)
U.S. government mortgage-backed securities	24,952,366	(191,046)	66,591	(858)	25,018,957	(191,904)
State and political subsidivisions	41,472,990	(577,825)	2,907,368	(89,165)	44,380,358	(666,990)
Corporate obligations	1,830,440	(25,651)	15,750,914	(1,095,169)	17,581,354	(1,120,820)
Equity securities, financial industry common stock	2,618,300	(1,143,057)	352,800	(536,751)	2,971,100	(1,679,808)
Equity securities, other	-	-	1,702,787	(485,706)	1,702,787	(485,706)
	$94,283,477	$(2,061,462)	$21,327,965	$(2,223,138)	$115,611,442	$(4,284,600)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2008:

Securities available for sale:
U.S. government agencies	$1,801,958	$(17,068)	$629,993	$(20,680)	$2,431,951	$(37,748)
U.S. government mortgage-backed securities	5,012,003	(18,645)	100,052	(3,613)	5,112,055	(22,258)
State and political subsidivisions	29,377,281	(594,462)	1,482,034	(83,407)	30,859,315	(677,869)
Corporate obligations	30,284,263	(1,810,579)	10,092,995	(1,179,736)	40,377,258	(2,990,315)
Equity securities, financial industry common stock	2,885,600	(842,661)	-	-	2,885,600	(842,661)
Equity securities, other	2,175,237	(392,172)	-	-	2,175,237	(392,172)
	$71,536,342	$(3,675,587)	$12,305,074	$(1,287,436)	$83,841,416	$(4,963,023)

At June 30, 2009, 171 debt securities have unrealized losses of $2,119,086.  These losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuers’ financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond ratings agencies have occurred and industry analysts’ reports.  Unrealized losses on equity securities totaled $2,165,514 as of June 30, 2009.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were not other-than-temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

8.	Impaired Loans and Allowance for Loan Losses

Index

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment under FAS 114.  Impairment of $943,000 and $257,000 is included in the allowance for loan losses as of June 30, 2009 and December 31, 2008, respectively.  The following is a recap of impaired loans at June 30, 2009 and December 31, 2008:

	2009	2008

Impaired loans without an allowance	$4,523,000	$2,679,000
Impaired loans with an allowance	6,034,000	3,831,000
Total impaired loans	10,557,000	6,510,000

Allowance for loan losses related to impaired loans	943,000	257,000

Net impaired loans	$9,614,000	$6,253,000

Changes in the allowance for loan losses were as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance, beginning	$6,932,000	$5,847,000	$6,779,000	$5,781,000
Loans charged-off	(582,000)	(96,000)	(679,000)	(169,000)
Recoveries of loans charged-off	11,000	39,000	32,000	68,000
Net charge offs	(571,000)	(57,000)	(647,000)	(101,000)
Provision for loan losses	327,000	819,000	556,000	929,000
Balance, ending	$6,688,000	$6,609,000	$6,688,000	$6,609,000

9.	New Accounting Pronouncements

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

Index

Effective January 1, 2009, the Company has early adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company applied FSP on FAS 115-2 and FAS 124-2 prospectively.  Management believes that the impairment of investment securities as of June 30, 2009, except the amounts recognized in the income statement for the six months ended June 30, 2009, are temporary under the FSP FAS 115-2 and FAS 124-2 and other guidance.

In May, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles.  Prior to the issuance of the Statement, these requirements were included in the auditing standards in AICPA AU section 560, Subsequent Events.  Statement No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.  This Statement is effective for the Company for the period ended June 30, 2009.

Management evaluated subsequent events through August 6, 2009, the date the financial statements were available to be issued.  There were no significant events or transactions occurring after June 30, 2009, but prior to August 6, 2009 that provided additional evidence about conditions that existed at June 30, 2009.  There were no events or transactions that provided evidence about conditions that did not exist at June 30, 2009.

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

The Company does not engage in any material business activities apart from its ownership of the Banks.  Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker dealer.  The Company employs twelve individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 182 full-time equivalent individuals employed by the Banks.

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

Index

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

The Company had net income of $2,409,000, or $0.26 per share, for the three months ended June 30, 2009, compared to net income of $1,867,000, or $0.20 per share, for the three months ended June 30, 2008.  Total equity capital as of June 30, 2009 totaled $107 million or 12.1% of total assets as of June 30, 2009.

The Company’s earnings for the second quarter increased $542,000 from the $1,867,000 earned a year ago.  The higher quarterly earnings can be primarily attributed to decreased write downs associated with the other-than-temporary impairment of investment securities and lower provision expense for loan losses.  Impairment of securities for the quarter ended June 30, 2009 of $7,000 related to a corporate bond issue of MGIC Investment Corporation.  During the same period in 2008, the Company had other-than-temporary impairments of investment securities of $2,328,000 related to FNMA and FHLMC preferred stock and a corporate bond issue of MGIC Investment Corporation.  As of June 30, 2009, the carrying value and fair value of the other-than-temporary impaired securities totaled $752,000.  Management believes that additional impairment charges may be necessary on investment securities in future quarters if financial and economic conditions do not improve as perceived by bond investors.  Partially offsetting these improvements was an increase in other real estate owned costs, a decrease in securities gains and an increase in FDIC insurance assessments.  The increase in other real estate costs of $697,000 is due primarily to write downs on certain other real estate owned and other costs associated with the increased volume of other real estate owned.  The increase in the FDIC insurance assessments of $509,000 is due to higher quarterly deposit assessment rates and a special assessment for 2009, which are also expected to negatively impact future quarters if bank failures continue to erode the FDIC insurance fund.  In 2009, 53 banks have failed compared to 25 bank failures in 2008.

Net loan charge-offs for the quarter totaled $571,000, compared to net charge-offs of $57,000 in the second quarter of 2008.  The increase in the charge-offs was primarily related to a commercial real estate loan for which collateral was repossessed in the second quarter of 2009. The provision for loan losses for the second quarter of 2009 totaled $327,000 compared to the provision for loan losses of $819,000 for the same period in 2008 due to higher specific allowance for loan losses on impaired loans, offset in part by a lower general reserve due to a decrease in loan balances.

The Company had net income of $4,850,000, or $0.51 per share, for the six months ended June 30, 2009, compared to net income of $4,768,000, or $0.51 per share, for the six months ended June 30, 2008.

Index

The Company’s earnings for the six months ended June 30, 2009 increased $82,000 from the $4,768,000 earned a year ago.  While the level of net income remained relatively stable, certain non-interest income and non-interest expense items incurred significant changes.  The six month period ending June 30, 2009 had much lower expense associated with the write down of other-than-temporary impairment of investment securities and lower provision expense for loan losses.  Impairment of securities for the six months ended June 30, 2009 of $30,000 related to a corporate bond issue of MGIC Investment Corporation.  For the six months ended June 30, 2008, the Company had other-than-temporary impairments of investment securities of $2,555,000 related to FNMA and FHLMC preferred stock and a corporate bond issue of MGIC Investment Corporation.  The improvement in these areas was partially offset by higher write downs of other real estate owned, a decrease in securities gains and higher FDIC insurance assessments.  The increase in other real estate costs of $1,094,000 is due primarily to write downs on certain other real estate owned and other costs associated with the increased volume of other real estate owned.  The increase in the FDIC assessments of $948,000 is due primarily to higher quarterly deposit assessment rates and a special assessment for 2009.

Net loan charge-offs for the six months ended June 30, 2009 totaled $647,000, compared to net charge-offs of $101,000 for the six months ended June 30, 2008.  The provision for loan losses for the six months ended June 30, 2009 totaled $556,000 compared to the provision for loan losses of $929,000 for the same period in 2008 due to higher specific allowance for loan losses on impaired loans, offset in part by a lower general reserve due to a decrease in loan balances.

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

•           On March 16, 2009, the Office of the Comptroller of the Currency (“OCC”) informed the Company’s lead bank, First National, of the OCC’s decision to establish individual minimum capital ratios for First National in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National to maintain, on an ongoing basis, Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of June 30, 2009, First National exceeded the 9% Tier 1 and 11% Risk Based capital requirements.  Failure to maintain the individual minimum capital ratios established by the OCC could result in additional regulatory action against First National.

•           On July 16, 2008, First National entered into an informal Memorandum of Understanding with the OCC regarding First National’s commercial real estate loan portfolio, including actions to be taken with respect to commercial real estate risk management procedures, credit underwriting and administration, appraisal and evaluation process, problem loan management, credit risk ratings recognition and loan review procedures.  Since entering into the Memorandum, management has been actively pursuing the corrective actions required by the Memorandum in an effort to address the deficiencies noted in administration of its commercial real estate loan portfolio.

Index

•           The Company and affiliate banks have invested in certain corporate bonds issued by companies whose financial condition may further deteriorate requiring additional impairment charges.  Additional impairment charges may be necessary on investment securities in future periods if financial and economic conditions do not improve as perceived by bond investors.

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

•           While short term interest rates remained at relatively low levels in 2008 and 2009 with an increase in longer term interest rates in 2009, interest rates may eventually increase or the yield curve may change and may present a challenge to the Company.  Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

•           A substandard performance in the Holding Company’s equity portfolio could lead to a reduction in the realized security gains or an other-than-temporary impairment, thereby negatively impacting the Holding Company’s earnings.  The Holding Company invests capital that may be utilized for future expansion in a portfolio of common stocks with an estimated fair market value of approximately $4.7 million as of June 30, 2009.  The Holding Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.  However, this strategy did not prove successful for the first six months of 2009 and for year ended December 31, 2008 as problems in the general economy caused a significant decline in the fair value and dividend rates of the Holding Company’s equity portfolio. Unrealized losses in the Holding Company’s equity portfolio totaled $2.2 million as of June 30, 2009.  This compares to unrealized losses in the Holding Company of $1.2 million as of December 31, 2008.

•           The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2008.  This deterioration has contributed to the Company’s increased level of non-performing assets.  During the third quarter of 2008, the Company foreclosed on two real estate properties (other real estate owned) totaling $10.5 million in the Des Moines market.  As of June 30, 2009, the Company has impaired loans totaling $5.3 million with six Des Moines area development companies with specific reserves totaling $623,000.  The Company has additional credit relationships with real estate developers in the Des Moines area that, presently, have collateral values sufficient to cover loan balances.  However, these loans may become impaired in the future if economic conditions do not improve or become worse.  As of June 30, 2009, the Company has a limited number of such credits and is actively engaged with the customers to minimize credit risks.

Index

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,246 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	June 30, 2009		March 31, 2009
	3 Months	6 Months	3 Months		Year Ended December 31,
	Ended	Ended	Ended		2008		2007
	Company	Company	Company	Industry *	Company	Industry	Company	Industry

Return on average assets	1.08%	1.12%	1.15%	0.22%	0.74%	0.12%	1.30%	0.81%

Return on average equity	9.09%	9.20%	9.32%	2.26%	5.89%	1.24%	9.89%	7.75%

Net interest margin	3.73%	3.83%	3.97%	3.39%	3.94%	3.18%	3.39%	3.29%

Efficiency ratio	62.25%	60.57%	58.76%	53.79%	67.40%	59.02%	53.71%	59.37%

Capital ratio	11.92%	12.15%	12.39%	8.04%	12.57%	7.49%	13.20%	7.97%

*Latest available data

Key performances indicators include:

•           Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.08% and 0.85%, respectively, for the three month periods ending June 30, 2009 and 2008.  The increase in this ratio in 2009 from the previous period is the result of lower write offs of other-than-temporary impairment of investment securities and lower provision for loan losses, offset in part by increased FDIC insurance assessments, increased other real estate owned costs, lower securities gains and lower net interest income.

Index

•           Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 9.09% and 6.70%, respectively for the three month periods ending June 30, 2009 and 2008.  The increase in this ratio in 2009 from the previous period is the result of lower write offs of other-than-temporary impairment of investment securities and lower provision for loan losses, offset in part by increased FDIC insurance assessments, increased other real estate owned costs, lower securities gains and lower net interest income.

•           Net Interest Margin

The net interest margin for the three months ended June 30, 2009 was 3.73% compared to 3.91% for the three months ended June 30, 2008.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  This decrease is primarily the result of lower yields on interest earning assets and a decline in the average loan balances, offset in part by lower cost of funds on deposits and other borrowings.  The lower yields and cost of funds were due primarily to lower market interest rates as interest earning assets and interest bearing liabilities are repricing.

•           Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 62.25% and 58.13% for the three months ended June 30, 2009 and 2008, respectively.  The increase in the efficiency ratio in 2009 from the previous period is primarily the  result of increased FDIC insurance assessments, increased other real estate owned costs, lower securities gains and lower net interest income, offset in part by lower write offs of other-than-temporary impairment of investment securities.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2009:

Highest Earnings in Four Quarters Are 61 Percent Lower than a Year Ago

Sharply higher trading revenues at large banks helped FDIC-insured institutions post an aggregate net profit of $7.6 billion in the first quarter of 2009. Realized gains on securities and other assets at a few large institutions also contributed to the quarter’s profits. First quarter earnings were $11.7 billion (60.8%) lower than in the first quarter of 2008 but represented a significant recovery from the $36.9 billion net loss the industry reported in the fourth quarter of 2008.  Provisions for loan and lease losses were lower than in the fourth quarter of 2008 but continued to rise on a year-over-year basis. The increase in loss provisions, higher charges for goodwill impairment, and reduced income from securitization activity were the primary causes of the year-over-year decline in industry net income. Evidence of earnings weakness was widespread in the first quarter; more than one out of every five institutions (21.6%) reported a net loss, and almost three out of every five (59.3%) reported lower net income than in the first quarter of 2008.

Index

Loss Provisions Continue to Weigh Heavily on Earnings

Insured institutions set aside $60.9 billion in loan loss provisions in the first quarter, an increase of $23.7 billion (63.6%) from the first quarter of 2008. Almost two out of every three insured institutions (65.4%) increased their loss provisions. Goodwill impairment charges and other intangible asset expenses rose to $7.2 billion from $2.8 billion a year earlier. Against these negative factors, total noninterest income contributed $68.3 billion to pretax earnings, a $7.8-billion (12.8%) improvement over the first quarter of 2008. Net interest income was $4.4 billion (4.7%) higher, and realized gains on securities and other assets were up by $1.9 billion (152.6%). The rebound in noninterest income stemmed primarily from higher trading revenue at a few large banks, but gains on loan sales and increased servicing fees also provided a boost to noninterest revenues. Trading revenues were $7.6 billion higher than a year earlier, servicing fees were up by $2.4 billion, and realized gains on securities and other assets were $1.9 billion higher. Nevertheless, these positive developments were outweighed by the higher expenses for bad loans and goodwill impairment. The average return on assets (ROA) was 0.22%, less than half the 0.58% registered in the first quarter of 2008 and less than one-fifth the 1.20% ROA the industry enjoyed in the first quarter of 2007.

Lower Funding Costs Lift Large Bank Margins

For the sixth consecutive quarter, falling interest rates caused declines in both average funding costs and average asset yields. The industry’s average funding cost fell by more than its average asset yield in the quarter, and the quarterly net interest margin (NIM) improved from fourth quarter 2008 and first quarter 2008 levels. The average NIM in the first quarter was 3.39%, compared to 3.34% in the fourth quarter of 2008 and 3.33% in the first quarter of 2008. This is the highest level for the industry NIM since the second quarter of 2006. However, most of the improvement was concentrated among larger institutions; more than half of all institutions (55.4%) reported lower NIMs compared to a year earlier, and almost two-thirds (66.0%) had lower NIMs than in the fourth quarter of 2008. The average NIM at institutions with less than $1 billion in assets fell from 3.66% in the fourth quarter to 3.56%, a 21-year low.

Charge-Offs Continue to Rise in All Major Loan Categories

First-quarter net charge-offs of $37.8 billion were slightly lower than the $38.5 billion the industry charged-off in the fourth quarter of 2008, but they were almost twice as high as the $19.6 billion total in the first quarter of 2008. The year-over-year rise in charge-offs was led by loans to commercial and industrial (C&I) borrowers, where charge-offs increased by $4.2 billion (170%); by credit cards (up $3.4 billion, or 68.9%); by real estate construction loans (up $2.9 billion, or 161.7%); and by closed-end 1–4 family residential real estate loans (up $2.7 billion, or 64.9%). Net charge-offs in all major categories were higher than a year ago. The annualized net charge-off rate on total loans and leases was 1.94%, slightly below the 1.95% rate in the fourth quarter of 2008 that is the highest quarterly net charge-off rate in the 25 years that insured institutions have reported these data. Well over half of all insured institutions (58.3%) reported year-over-year increases in quarterly charge-offs.

Index

Noncurrent Loans Rise by $59.2 Billion

The high level of charge-offs did not stem the growth in noncurrent loans in the first quarter. On the contrary, noncurrent loans and leases increased by $59.2 billion (25.5%), the largest quarterly increase in the three years that noncurrent loans have been rising. The percentage of loans and leases that were noncurrent rose from 2.95% to 3.76% during the quarter; the noncurrent rate is now at the highest level since the second quarter of 1991. The rise in noncurrent loans was led by real estate loans, which accounted for 84% of the overall increase. Noncurrent closed-end 1–4 family residential mortgage loans increased by $26.7 billion (28.1%), while noncurrent real estate construction loans were up by $10.5 billion (20.3%), and noncurrent loans secured by nonfarm nonresidential real estate properties rose by $6.9 billion (40%). All major loan categories experienced rising levels of noncurrent loans, and 58 percent of insured institutions reported increases in their noncurrent loans during the quarter.

Reserve Building Continues

Loss provisions surpassed net charge-offs by $23.1 billion in the first quarter, and the industry’s loan loss reserves increased by $20.0 billion (11.5%). The ratio of reserves to total loans rose during the quarter from 2.21% to 2.50%, an all-time high. The previous record level of 2.38% was reached at the end of the first quarter of 1992. Despite the rise in the level of reserves relative to total loans, the industry’s ratio of reserves to noncurrent loans fell for a 12th consecutive quarter, from 74.8% to 66.5%, the lowest level in 17 years.

Industry Capital Registers Largest Quarterly Increase Since 2004

Total equity capital of insured institutions increased by $82.1 billion in the first quarter, the largest quarterly increase since the third quarter of 2004.  The industry’s tier one leverage capital increased by a record $69.8 billion (7.0%) during the quarter, and the average leverage capital ratio increased from 7.48% to 8.04%. Most of the aggregate increase in capital was concentrated among a relatively small number of institutions, including some institutions participating in the U.S. Treasury Department’s Troubled Asset Relief Program (TARP). A majority of institutions (55.3%) reported declines in their leverage capital ratios during the quarter. A number of institutions reduced their dividend payments in the first quarter, as the total amount of dividends paid by insured institutions fell by almost half ($6.8 billion) compared to the first quarter of 2008. Of the 3,603 institutions that paid dividends in the first quarter of 2008, two-thirds (2,337 institutions) reduced their dividends in the current quarter, including 995 institutions that eliminated first quarter dividends.

Downsizing at a Few Large Banks Causes $302-Billion Decline in Industry Assets

Total assets declined by $301.7 billion (2.2%) during the quarter, as a few large banks reduced their loan portfolios and trading accounts. This is the largest percentage decline in industry assets in a single quarter in the 25 years for which quarterly data are available. Eight large institutions accounted for the entire decline in industry assets; most insured institutions (67.3%) reported increased assets during the quarter, although only 47% had increases in their loan balances. The decline in industry assets consisted primarily of a $159.6-billion (2.1%) reduction in loans and leases, a $144.5-billion (14.9%) decline in assets in trading accounts, and a $91.7-billion (12.7%) drop in Fed funds sold and securities purchased under resale agreements. Balances with Federal Reserve banks, which had increased by $488.2 billion in the previous two quarters, declined by $32.5 billion (6.3%) during the first quarter. Unused loan commitments fell for a fifth consecutive quarter, declining by $532.0 billion (7.4%). Most of the reduction occurred in credit card lines, which fell by $406.6 billion (9.9%), but unused commitments declined for all major loan categories during the quarter. The amount of assets securitized and sold declined by $26.6 billion (1.4%) during the quarter.

Index

Deposit Share of Funding Rises Even as Total Deposits Decline

The decline in industry assets and the increase in equity capital meant a reduced need for funding during the quarter. Total deposits declined by $81.3 billion (0.9%), while nondeposit liabilities fell by $320.2 billion (9.1%). Deposits in domestic offices increased modestly ($41.9 billion, or 0.6%), with time deposits falling by $72.5 billion (2.6%). Deposits in foreign offices declined by $123.2 billion (8.0%). Liabilities in trading accounts fell by $116.8 billion (24.6%), while Federal Home Loan Bank advances declined for a second consecutive quarter, falling by $91.0 billion (11.6%). Deposits funded 66.1% of total industry assets at the end of the quarter, up from 65.3% at the end of 2008. This is the highest deposit funding share since March 2002.

Twenty-One Failures Is Highest Quarterly Total Since 1992

The number of FDIC-insured commercial banks and savings institutions reporting financial results declined from 8,305 to 8,246 in the first quarter. Mergers absorbed 50 institutions, while 21 insured institutions failed. This is the largest number of failed institutions in a quarter since the fourth quarter of 1992. Thirteen new charters were added in the first quarter, the fewest since the first quarter of 1994. During the quarter, the number of insured banks and thrifts on the FDIC’s “Problem List” increased from 252 to 305, and total assets of “problem” institutions rose from $159 billion to $220 billion.

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

Other-Than-Temporary Impairment of Investment Securities

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the intent to sell the investment securities and the more likely than not requirement that the Company will be required to sell the investment securities prior to recovery (2) the length of time and the extent to which the fair value has been less than cost and (3) the financial condition and near-term prospects of the issuer.  Due to potential changes in conditions, it is at least reasonably possible that change in management’s assessment of other-than-temporary impairment will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Index

Income Statement Review for the Three Months ended June 30, 2009

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended June 30, 2009 and 2008:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended June 30,

	2009			2008

	Average	Revenue	Yield	Average	Revenue	Yield
	balance			balance
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$70,798	$919	5.19%	$85,853	$1,222	5.69%
Agricultural	34,907	526	6.02%	30,377	520	6.85%
Real estate	308,549	4,587	5.95%	328,767	5,219	6.35%
Consumer and other	25,121	358	5.70%	24,297	370	6.09%

Total loans (including fees)	439,376	6,390	5.82%	469,294	7,331	6.25%

Investment securities
Taxable	215,224	2,098	3.90%	202,765	2,565	5.06%
Tax-exempt 2	141,822	1,922	5.42%	139,453	2,307	6.62%
Total investment securities	357,046	4,020	4.50%	342,218	4,872	5.70%

Interest bearing deposits with banks	25,908	81	1.25%	6,395	51	3.19%
Federal funds sold	18,910	8	0.17%	17,735	91	2.05%

Total interest-earning assets	841,239	$10,499	4.99%	835,642	$12,345	5.91%

Noninterest-earning assets	48,401			41,190

TOTAL ASSETS	$889,640			$876,832

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$370,835	$438	0.47%	$328,858	$860	1.04%
Time deposits < $100,000	158,393	1,164	2.94%	171,752	1,720	4.01%
Time deposits > $100,000	81,935	581	2.84%	102,319	1,067	4.17%
Total deposits	611,163	2,183	1.43%	602,929	3,647	2.42%
Other borrowed funds	86,866	476	2.19%	78,630	534	2.72%

Total Interest-bearing liabilities	698,029	2,660	1.52%	681,559	4,181	2.45%

Noninterest-bearing liabilities
Demand deposits	80,177			75,967
Other liabilities	5,379			7,861

Stockholders' equity	106,056			111,445

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$889,640			$876,832

Net interest income		$7,839	3.73%		$8,164	3.91%

Spread Analysis
Interest income/average assets	$10,499	4.72%		$12,345	5.63%
Interest expense/average assets	$2,660	1.20%		$4,181	1.91%
Net interest income/average assets	$7,839	3.52%		$8,164	3.73%

Index

Net Interest Income

For the three months ended June 30, 2009 and 2008, the Company's net interest margin adjusted for tax exempt income was 3.73% and 3.91%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2009 decreased and totaled $7,167,000 compared to the $7,357,000 for the three months ended June 30, 2008.

For the three months ended June 30, 2009, interest income decreased $1,711,000 or 14.8% when compared to the same period in 2008.  The decrease was primarily attributable to lower loan and investment securities average yields and lower average balances of loans in the current period than the three months ended June 30, 2008.

Interest expense decreased $1,521,000 or 36.4% for the three months ended June 30, 2009 when compared to the same period in 2008.  The lower interest expense for the period is attributable to lower average time deposit balances and lower average rates paid on deposits and other borrowings in comparison to the same period in 2008.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2009 was $327,000 compared to a provision for loan losses of $819,000 for the three months ended June 30, 2008.  The decrease is primarily attributable to a decrease in the general reserve due to a decrease in the balance in the loan portfolio, offset by higher level of specific reserves on impaired loans.  Net charge-offs of $571,000 were realized in the three months ended June 30, 2009 and compare to net charge-offs of $57,000 for the three months ended June 30, 2008.  The increase in the charge-offs was primarily related to a commercial real estate loan for which collateral was repossessed in the second quarter of 2009.

Non-interest Income and Expense

Non-interest income increased $1,745,000 during the three months ended June 30, 2009 compared to the same period in 2008 primarily as the result of lower securities transactions losses as previously detailed.  Excluding net security gains and other-than-temporary impairment write down on certain investment securities for the three months ending June 30, 2009 and 2008, non-interest income increased $59,000, or 4.1%.

Non-interest expense increased $1,270,000 or 29.8% for the three months ended June 30, 2009 compared to the same period in 2008 primarily as the result of FDIC insurance assessments due to increasing quarterly deposit assessment rates and a special assessment and other real estate owned costs, due to write-downs of other real estate owned and other costs associated with the increased volume of other real estate owned.

Income Taxes

The provision for income taxes for the three months ended June 30, 2009 and 2008 was $623,000 and $387,000, representing an effective tax rate of 21% and 17%, respectively.  The higher pretax earnings in 2009 and the effect of income from tax exempt securities lead to the higher effective tax rate in comparison to same period in 2008.

Index

Income Statement Review for the six months ended June 30, 2009

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2009 and 2008:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months ended June 30,

	2009			2008

	Average	Revenue	Yield	Average	Revenue	Yield
	balance			balance
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$71,953	$1,842	5.12%	$82,791	$2,588	6.25%
Agricultural	35,503	1,082	6.10%	31,597	1,135	7.18%
Real estate	312,982	9,360	5.98%	330,725	10,696	6.47%
Consumer and other	24,829	717	5.78%	24,098	731	6.07%

Total loans (including fees)	445,267	13,001	5.84%	469,211	15,150	6.46%

Investment securities
Taxable	200,080	4,282	4.28%	203,860	5,168	5.07%
Tax-exempt 2	134,108	3,777	5.63%	142,091	4,665	6.57%
Total investment securities	334,188	8,059	4.82%	345,951	9,833	5.68%

Interest bearing deposits with banks	19,615	186	1.90%	3,943	68	3.45%
Federal funds sold	20,052	19	0.19%	12,055	134	2.22%

Total interest-earning assets	819,123	$21,266	5.19%	831,160	$25,185	6.06%

Noninterest-earning assets	48,601			42,274

TOTAL ASSETS	$867,724			$873,434

1 Average loan balance includes nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months ended June 30,

	2009			2008

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$350,810	$919	0.52%	$322,303	$2,080	1.29%
Time deposits < $100,000	160,999	2,468	3.07%	174,490	3,652	4.19%
Time deposits > $100,000	81,600	1,237	3.03%	106,334	2,343	4.41%
Total deposits	593,409	4,625	1.56%	603,127	8,075	2.68%
Other borrowed funds	82,855	945	2.28%	73,704	1,129	3.06%

Total Interest-bearing liabilities	676,264	5,570	1.65%	676,831	9,204	2.72%

Noninterest-bearing liabilities
Demand deposits	80,704			75,972
Other liabilities	5,359			8,999

Stockholders' equity	105,396			111,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$867,724			$873,434

Net interest income		$15,696	3.83%		$15,981	3.85%

Spread Analysis
Interest income/average assets	$21,266	4.90%		$25,185	5.77%
Interest expense/average assets	$5,570	1.28%		$9,204	2.11%
Net interest income/average assets	$15,696	3.62%		$15,981	3.66%

Net Interest Income

For the six months ended June 30, 2009 and 2008, the Company's net interest margin adjusted for tax exempt income was 3.83% and 3.85%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2009 increased $26,000 and totaled $14,374,000 compared to the $14,348,000 for the six months ended June 30, 2008.

For the six months ended June 30, 2009, interest income decreased $3,608,000 or 15.3% when compared to the same period in 2008.  The decrease was primarily attributable to lower loan and investment securities average yields and lower average balances of loans in the current period than the six months ended June 30, 2008.

Interest expense decreased $3,635,000 or 39.5% for the six months ended June 30, 2009 when compared to the same period in 2008.  The lower interest expense for the period is attributable to lower average time deposit balances and lower average rates paid on deposits and other borrowings in comparison to the same period in 2008.

Index

Provision for Loan Losses

The Company recorded a provision for loan losses for the six months ended June 30, 2009 of $556,000 compared to a provision for loan losses of $929,000 for the six months ended June 30, 2008.  The decrease is primarily attributable to a decrease in the general reserve due to a decrease in the balance in the loan portfolio, offset by higher level of specific reserves on impaired loans.  Net charge-offs of $647,000 were realized in the six months ended June 30, 2009 and compare to net charge-offs of $101,000 for the six months ended June 30, 2008.  The increase in the charge-offs was primarily related to a commercial real estate loan for which collateral was repossessed in the second quarter of 2009.

Non-interest Income and Expense

Non-interest income increased $1,359,000 during the six months ended June 30, 2009 compared to the same period in 2008 primarily as the result of securities transactions previously detailed.  Excluding net security losses and gains and other-than-temporary impairment write down on certain investment securities for the six months ending June 30, 2009 and 2008, non-interest income increased $70,000, or 2.5%.

Non-interest expense increased $1,838,000 or 21.6% for the six months ended June 30, 2009 compared to the same period in 2008 primarily as the result of FDIC insurance assessments due to increasing quarterly deposit assessment rates and a special assessment and other real estate owned costs, due to write-downs of other real estate owned and other costs associated with the increased volume of other real estate owned.

Income Taxes

The provision for income taxes for the six months ended June 30, 2009 and 2008 was $1,339,000 and $1,501,000, representing an effective tax rate of 22% and 24%, respectively.  The lower pretax earnings in 2009 and the effect of income from tax exempt securities lead to the lower effective tax rate in comparison to same period in 2008.

Balance Sheet Review

As of June 30, 2009, total assets were $883,926,000, a $25,785,000 increase compared to December 31, 2008.  The increase in deposits and a decrease in the loan portfolio, federal funds sold and cash and due from banks, funded an increase in securities available-for-sale and interest bearing deposits in financial institutions.  The decrease in the loan portfolio is due in part to a decrease in loan demand.

Investment Portfolio

The investment portfolio totaled $369,919,000 as of June 30, 2009, 18.2% higher than the December 31, 2008 balance of $313,014,000.  This increase in the investment portfolio was primarily due to increases of $32.1 million in U.S. government agencies, $23.6 million in U.S. government mortgage-backed securities and $25.9 million in state and political subdivisions, offset in part by a decrease of $21.6 million in corporate bonds.

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment.  As of June 30, 2009, existing gross unrealized losses of $4,285,000 (48% of which have been impaired less than 12 months) are considered to be temporary in nature due to market interest rate fluctuations and other factors, rather than deteriorations in the credit component of the securities.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities and it is more likely than not that the Company will hold the securities until recovery of its cost basis to avoid considering an impairment to be other-than-temporary.

Index

Loan Portfolio

The loan portfolio declined $30,619,000, or 6.8%, during the six months as net loans totaled $422,261,000 as of June 30, 2009 compared to $452,880,000 as of December 31, 2008.  The decrease in loan volume is due to a weakening of the loan demand in 2008 and 2009.

Deposits

Deposits totaled $684,121,000 as of June 30, 2009, an increase of $19,327,000 from December 31, 2008.  The increase is attributed to increases in NOW and money market accounts, offset in part by decreases in demand accounts and time deposits, as a result of lower market rates.  The increase in deposits is due to increases in public fund deposits, offset in part by a decrease in retail deposits.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase totaled $46,461,000 as of June 30, 2009, $7,952,000 higher than December 31, 2008.  The increase is primarily due to one commercial customer.

Other Borrowed Funds

Long-term borrowings totaled $40,500,000 as of June 30, 2009, $3,000,000 lower than December 31, 2008.  The decrease is attributable to pay downs of Federal Home Loan Bank borrowings.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on June 30, 2009 totaled $422,261,000 compared to $452,880,000 as of December 31, 2008.  Net loans comprise 48% of total assets as of June 30, 2009.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of non-accrual loans and loans past due 90 days or more) as a percentage of total loans of 1.75%, is lower than the Company’s peer group (460 bank holding companies with assets of $500 million to $1 billion) of 2.49% as of March 31, 2009.

Impaired loans, net of specific reserves, totaled $9,614,000 as of June 30, 2009 compared to impaired loans of $6,253,000 as of December 31, 2008.  The increase in impaired loans from December 31, 2008 to June 30, 2009, is due primarily to two Des Moines area real estate development company loans.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company applies its normal loan review procedures to identify loans that should be evaluated for impairment under FAS 114.  As of June 30, 2009, non-accrual loans totaled $7,384,000; loans past due 90 days and still accruing totaled $208,000.  This compares to non-accrual loans of $6,339,000 and loans past due 90 days and still accruing of $469,000 on December 31, 2008.  Other real estate owned totaled $13,197,000 and $13,334,000 as of June 30, 2009 and December 31, 2008, respectively.

Index

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2009 and December 31, 2008 was 1.56% and 1.47%, respectively. The allowance for loan losses totaled $6,688,000 and $6,779,000 as of June 30, 2009 and December 31, 2008, respectively.  Net charge-offs for the six months ended June 30, 2009 totaled $647,000 compared to net charge-offs of $101,000 for the six months ended June 30, 2008.

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

As of June 30, 2009, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review the Company’s Current Liquidity Sources
•	Review of the Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Index

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for June 30, 2009 and December 31, 2008 totaled $53,395,000 and $51,631,000, respectively.  A higher level of interest bearing deposits in financial institutions, offset in part by a decrease in federal funds sold was the primary reason for the increase.

Other sources of liquidity available to the Banks as of June 30, 2009 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $74,203,000, with $20,500,000 of outstanding FHLB advances at June 30, 2009.  Federal funds borrowing capacity at correspondent banks was $110,213,000, with $600,000 of outstanding federal fund balances as of June 30, 2009. The Company had securities sold under agreements to repurchase totaling $45,861,000 and long-term repurchase agreements of $20,000,000 as of June 30, 2009.

Total investments as of June 30, 2009 were $369,919,000 compared to $313,014,000 as of December 31, 2008.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of June 30, 2009.

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

Review of Statements of Cash Flows

Cash flows provided by operating activities for the six months ended June 30, 2009 totaled $8,936,000 compared to the $6,545,000 provided for the six months ended June 30, 2008.  The increase in net cash provided by operating activities was primarily related to changes in securities gains (losses), other-than-temporary impairment, provision for deferred taxes and write-down of other real estate owned.

Net cash used in investing activities for the six months ended June 30, 2009 was $37,498,000 and compares to $18,268,000 used in investing activities for the six months ended June 30, 2008. The increase in cash flows used in investing activities was primarily due to changes in securities available-for-sale and interest bearing deposits in financial institutions, offset by changes in federal funds sold and loans.

Net cash provided by financing activities for the six months ended June 30, 2009 totaled $19,955,000 compared to $8,580,000 for the six months ended June 30, 2008.  The increase in net cash provided by financing activities was primarily due to changes in deposits, offset in part by the change in long-term borrowings.  As of June 30, 2009, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the six months ended June 30, 2009, dividends paid by the Banks to the Company amounted to $1,840,000 compared to $4,432,000 for the same period in 2008.  For the six months ended June 30, 2009, the Company contributed additional capital to First National Bank in the amount of $850,000.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  First National, which paid dividends in 2008 in the amount of $5,184,000, is currently unable to pay dividends to the Company without first obtaining approval of the OCC.  First National does not plan to seek such approval in 2009, thus reducing substantially the dividends the Company will receive from the Banks during 2009.  In response, and in an effort to conserve capital during the current period of economic uncertainty, the board of directors of the Company recently reduced the quarterly dividend paid by the Company from $0.28 per share to $0.10 per share.

Index

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $6,757,000 as of June 30, 2009 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of June 30, 2009 that is a concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2009 totaled $107,358,000 and was higher than the $103,837,000 recorded as of December 31, 2008.  At June 30, 2009 and December 31, 2008, stockholders’ equity as a percentage of total assets was 12.15% and 12.10%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of June 30, 2009.

Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this Quarterly Report, including forward-looking statements concerning the Company’s future financial performance and asset quality.  Any forward-looking statement contained in this Quarterly Report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to management.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements.  The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following:  economic conditions, particularly in the concentrated geographic area in which the Company and its affiliate banks operate; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; fiscal and monetary policies of the U.S. government; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; and other risks and uncertainties inherent in the Company’s business, including those discussed under the headings “Risk Factors” and “Forward-Looking Statements and Business Risks” in the Company’s Annual Report.  Management intends to identify forward-looking statements when using words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “should” or similar expressions.  Undue reliance should not be placed on these forward-looking statements.  The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The following paragraphs supplement the discussion under Items 1A “Risk Factors” in the Company’s Annual Report:

Regulatory concerns.

On March 16, 2009, the Office of the Comptroller of the Currency (“OCC”) informed the Company’s lead bank, First National, of the OCC’s decision to establish individual minimum capital ratios for First National in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National to maintain, on an ongoing basis, Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of June 30, 2009, First National exceeded the 9% Tier 1 and 11% Risk Based capital requirements.  Failure to maintain the individual minimum capital ratios established by the OCC could result in additional regulatory action against First National.

Index

On July 16, 2008, First National entered into an informal Memorandum of Understanding with the OCC regarding First National’s commercial real estate loan portfolio, including actions to be taken with respect to commercial real estate risk management procedures, credit underwriting and administration, appraisal and evaluation process, problem loan management, credit risk ratings recognition and loan review procedures.  Since entering into the Memorandum, management has been actively pursuing the corrective actions required by the Memorandum in an effort to address the deficiencies noted in administration of its commercial real estate loan portfolio.  In the event the OCC determines, through future examination of First National, that the specific actions required by the Memorandum have not been successfully implemented, a more formal enforcement action may be initiated by the OCC.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Annual Shareholders’ Meeting

(a)	The Company’s annual meeting of shareholders was held on April 29, 2009.

(b)
At the annual meeting the stockholders re-elected Robert L. Cramer, Steven D. Forth, James R. Larson II and Warren R. Madden to the Company’s Board of Directors.  Directors whose term of office continued after the annual meeting consist of Betty A. Baudler Horras, Douglas C. Gustafson, DVM, Charles D. Jons, MD, Thomas H. Pohlman, Daniel L. Krieger, Larry A. Raymon, Frederick C. Samuelson, and Marvin J. Walter.

Index

(c)	There were 9,432,915 shares of common stock entitled to vote at the annual meeting. The voting results on the election of directors were as follows:

	Votes
	In Favor	Withheld

Robert L. Cramer	7,408,826	30,982
Steven D. Forth	7,409,403	30,405
James R. Larson II	7,339,466	100,342
Warren R. Madden	7,397,111	42,697

There were no broker non-votes or abstentions on this proposal.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES NATIONAL CORPORATION

DATE: August 6, 2009	By: /s/ Thomas H. Pohlman

Thomas H. Pohlman, President
(Principal Executive Officer)

By: /s/ John P. Nelson

John P. Nelson, Vice President
(Principal Financial Officer)

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