Form 10-Q
period 2009-09-30
AMES NATIONAL CORP
filed 2009-11-06
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,432,915
(Class)	(Shares Outstanding at November 6, 2009)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
ASSETS	2009	2008

Cash and due from banks	$17,318,877	$24,697,591
Federal funds sold	-	16,533,000
Interest bearing deposits in financial institutions	32,066,038	10,400,761
Securities available-for-sale	372,917,003	313,014,375
Loans receivable, net	416,149,000	452,880,348
Loans held for sale	1,262,070	1,152,020
Bank premises and equipment, net	12,013,279	12,570,302
Accrued income receivable	6,958,321	6,650,287
Deferred income taxes	2,429,874	5,838,044
Other real estate owned	12,802,478	13,333,565
Other assets	7,287,201	1,070,588

Total assets	$881,204,141	$858,140,881

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$84,766,682	$99,830,687
NOW accounts	175,036,231	165,422,333
Savings and money market	177,281,664	153,771,034
Time, $100,000 and over	87,446,696	81,378,796
Other time	154,059,331	164,391,860
Total deposits	678,590,604	664,794,710

Federal funds purchased and securities sold under agreements to repurchase	45,268,119	38,509,559
Other short-term borrowings	42,471	1,063,806
Long-term borrowings	39,500,000	43,500,000
Dividend payable	943,292	2,641,216
Accrued expenses and other liabilities	3,935,192	3,794,140
Total liabilities	768,279,678	754,303,431

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,432,915 shares issued and outstanding	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	67,064,818	62,471,081
Accumulated other comprehensive income (loss)-net unrealized gain (loss) on securities available-for-sale	4,342,593	(150,683)
Total stockholders' equity	112,924,463	103,837,450

Total liabilities and stockholders' equity	$881,204,141	$858,140,881

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Month Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest and dividend income:
Loans, including fees	$6,096,002	$7,237,129	$19,096,804	$22,386,655
Securities:
Taxable	1,970,528	2,497,103	6,295,875	7,487,230
Tax-exempt	1,276,017	1,201,777	3,731,005	3,809,905
Federal funds sold	675	15,835	20,003	150,284
Dividends	179,694	229,216	322,969	898,953

Total interest income	9,522,916	11,181,060	29,466,656	34,733,027

Interest expense:
Deposits	1,965,914	3,289,349	6,590,594	11,363,993
Other borrowed funds	453,667	557,783	1,398,549	1,687,382

Total interest expense	2,419,581	3,847,132	7,989,143	13,051,375

Net interest income	7,103,335	7,333,928	21,477,513	21,681,652

Provision for loan losses	635,171	73,514	1,191,495	1,002,208

Net interest income after provision for loan losses	6,468,164	7,260,414	20,286,018	20,679,444

Noninterest income (loss):
Trust department income	411,166	391,115	1,184,600	1,222,268
Service fees	486,370	451,162	1,357,202	1,332,094
Securities gains, net	877,925	3,205,077	782,338	4,346,858
Other-than-temporary impairment of investment securities	-	(8,692,327)	(29,565)	(11,247,757)
Loan and secondary market fees	245,540	217,928	765,222	604,467
Merchant and ATM fees	179,765	169,513	478,934	483,515
Other	169,662	143,802	566,293	520,704

Total noninterest income (loss)	2,370,428	(4,113,730)	5,105,024	(2,737,851)

Noninterest expense:
Salaries and employee benefits	2,695,613	2,647,502	7,745,478	7,728,417
Data processing	391,185	511,166	1,411,498	1,681,526
Occupancy expenses	387,433	397,897	1,082,477	1,203,963
FDIC insurance assessments	345,877	51,871	1,382,879	140,777
Other real estate owned	1,039,368	-	2,194,005	60,881
Other operating expenses	658,928	725,325	2,065,631	2,044,118

Total noninterest expense	5,518,404	4,333,761	15,881,968	12,859,682

Income (loss) before income taxes	3,320,188	(1,187,077)	9,509,074	5,081,911

Income tax expense (credit)	746,621	(1,193,983)	2,085,462	307,176

Net income	$2,573,567	$6,906	$7,423,612	$4,774,735

Basic and diluted earnings per share	$0.27	$-	$0.79	$0.51

Declared dividends per share	$0.10	$0.28	$0.30	$0.84

Comprehensive income (loss)	$6,510,214	$(509,449)	$11,916,888	$1,584,313

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,423,612	$4,774,735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,191,495	1,002,208
Provision for off-balance sheet commitments	(2,000)	15,000
Amortization and accretion	460,249	(160,936)
Depreciation	646,789	832,365
Provision (credit) for deferred taxes	769,262	(4,460,270)
Securities gains, net	(782,338)	(4,346,858)
Other-than-temporary impairment of investment securities	29,565	11,247,757
Impairment of other real estate owned	1,942,901	-
Gain on sale of other real estate owned	(39,403)	(66,219)
Loss on disposal of equipment	1,096	-
Change in assets and liabilities:
Increase in loans held for sale	(110,050)	(824,114)
Decrease (increase) in accrued income receivable	(308,034)	299,467
Increase in other assets	(6,216,613)	(245,072)
Increase in accrued expenses and other liabilities	143,052	817,361
Net cash provided by operating activities	5,149,583	8,885,424

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(175,012,152)	(122,947,883)
Proceeds from sale of securities available-for-sale	59,359,942	54,824,181
Proceeds from maturities and calls of securities available-for-sale	63,174,290	72,845,415
Net increase in interest bearing deposits in financial institutions	(21,665,277)	(6,915,727)
Net decrease in federal funds sold	16,533,000	5,500,000
Net decrease in loans	33,232,625	5,596,017
Net proceeds for the sale of other real estate owned	931,442	1,091,152
Purchase of bank premises and equipment, net	(90,862)	(170,872)
Improvements in other real estate owned	3,375	-
Net cash provided by (used in) investing activities	(23,533,617)	9,822,283

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	13,795,894	(42,854,735)
Increase in federal funds purchased and securities sold under agreements to repurchase	6,758,560	17,225,389
Payments (proceeds) on other short-term borrowings, net	(1,021,335)	351,641
Proceeds from long-term borrowings	2,500,000	15,500,000
Payments on long-term borrowings	(6,500,000)	-
Proceeds from the issuance of common stock	-	69,201
Dividends paid	(4,527,799)	(7,827,485)
Net cash provided by (used in) financing activities	11,005,320	(17,535,989)

Net increase (decrease) in cash and cash equivalents	(7,378,714)	1,171,718

CASH AND DUE FROM BANKS
Beginning	24,697,591	26,044,577
Ending	$17,318,877	$27,216,295

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$8,327,269	$14,052,327
Income taxes	763,043	3,737,210

SUPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Transfer of loans to other real estate owned	$2,307,228	$10,827,959

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and nine month periods ended September 30, 2009 and 2008 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to previously presented financial statements to conform to the 2009 presentation.

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

On August 12, 2009, the Company declared a cash dividend on its common stock, payable on November 16, 2009 to stockholders of record as of November 2, 2009, equal to $0.10 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2009 and 2008 were 9,432,915.  The weighted average outstanding shares for the nine months ended September 30, 2009 and 2008 were 9,432,915 and 9,430,882, respectively.  The Company had no potentially dilutive securities outstanding during the periods presented.

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

Index

5.	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$17,318,877	$17,319,000	$24,697,591	$24,698,000
Federal funds sold	-	-	16,533,000	16,533,000
Interest-bearing deposits	32,066,038	32,066,000	10,400,761	10,401,000
Securities available-for-sale	372,917,003	372,917,000	313,014,375	313,014,000
Loans receivable, net	416,149,000	412,662,000	452,880,348	448,238,000
Loans held for sale	1,262,070	1,262,000	1,152,020	1,152,000
Accrued income receivable	6,958,321	6,958,000	6,650,287	6,650,000
Financial liabilities:
Deposits	$678,590,604	$681,847,000	$664,794,710	$668,424,000
Federal funds purchased and securities sold under agreements to repurchase	45,268,119	45,268,000	38,509,559	38,510,000
Other short-term borrowings	42,471	42,000	1,063,806	1,064,000
Long-term borrowings	39,500,000	44,143,000	43,500,000	46,286,000
Accrued interest payable	1,240,175	1,240,000	1,578,301	1,578,000

The methodology used to determine fair value as of September 30, 2009 did not change from the methodology used in the Annual Report.

6.	Fair Value Measurements

Effective January 1, 2008, assets and liabilities carried at fair value on the balance sheet have certain required disclosures.  These disclosures were delayed for certain nonfinancial assets and liabilities which are recognized at fair value on a nonrecurring basis until 2009.  For the Company, this deferral applied to other real estate owned and effective January 1, 2009, the Company included the required disclosures for nonfinancial assets and liabilities recognized at fair value on a nonrecurring basis.

Assets and liabilities carried at fair value are required to be classified and disclosed according to the process for determining fair value.  There are three levels of determining fair value.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2009 and December 31, 2008:

September 30, 2009		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets Measured at Fair Value on a Recurring Basis

Securities available-for-sale	$372,917,000	$4,818,000	$368,099,000	$-

December 31, 2008		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets Measured at Fair Value on a Recurring Basis

Securities available-for-sale	$313,014,000	$8,445,000	$304,569,000	$-

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

Index

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the required valuation hierarchy as of September 30, 2009 and December 31, 2008:

September 30, 2009		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets Measured at Fair Value on a Nonrecurring Basis

Loans	$9,967,000	$-	$-	$9,967,000

Other real estate owned	12,802,000	-	-	12,802,000

Total	$22,769,000	$-	$-	$22,769,000

December 31, 2008		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets Measured at Fair Value on a Nonrecurring Basis

Loans	$6,253,000	$-	$-	$6,253,000

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

Index

7.	Debt and Equity Securities

The amortized cost of securities available for sale and their approximate fair values are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009:
U.S. treasury	$498,749	$31,389	$-	$530,138
U.S. government agencies	88,461,378	1,156,135	(24,114)	89,593,399
U.S. government mortgage-backed securities	79,397,020	2,304,175	(4,368)	81,696,827
State and political subdivisions	163,458,408	3,866,778	(149,429)	167,175,757
Corporate bonds	25,067,712	1,146,011	(97,935)	26,115,788
Equity securities, financial industry common stock	3,402,388	-	(1,074,088)	2,328,300
Equity securities, others	5,738,344	163,900	(425,450)	5,476,794
	$366,023,999	$8,668,388	$(1,775,384)	$372,917,003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008:
U.S. treasury	$498,102	$47,445	$-	$545,547
U.S. government agencies	48,195,482	1,537,009	(37,748)	49,694,743
U.S. government mortgage-backed securities	66,421,362	1,116,775	(22,258)	67,515,879
State and political subdivisions	127,826,526	1,592,343	(677,869)	128,741,000
Corporate bonds	58,003,206	224,679	(2,990,315)	55,237,570
Equity securities, financial industry common stock	6,251,728	205,593	(842,661)	5,614,660
Equity securities, others	6,057,148	-	(392,172)	5,664,976
	$313,253,554	$4,723,844	$(4,963,023)	$313,014,375

Non-interest income for the three months ended September 30, 2009 and 2008 was impacted by net security gains of approximately $878,000 and $3,205,000, respectively.  For the three months ended September 30, 2008, impairment charges were $8,692,000, related to the Company’s investment in Federal Home Loan Mortgage Corporation (FHLMC) preferred stock, Federal National Mortgage Association (FNMA) preferred stock, Lehman Brothers Corporation bonds and MGIC Investment Corporation bonds.

Non-interest income for the nine months ended September 30, 2009 and 2008 was impacted by net security gains of approximately $782,000 and $4,347,000, respectively.  For the nine months ended September 30, 2009, impairment charges were approximately $30,000, related to the Company’s investment in MGIC Investment Corporation bonds.  For the nine months ended September 30, 2008, impairment charges were $11,248,000, related to the Company’s investment in FHLMC preferred stock, FNMA preferred stock, Lehman Brothers Corporation bonds and MGIC Investment Corporation bonds.  The Company’s investment in FHLMC and FNMA preferred stock, the Lehman Brothers Corporation bonds and MGIC Corporation bonds are considered to be other-than-temporarily impaired and have been written down to their aggregate estimated fair values.  As of September 30, 2009, these investments have a carrying and fair value of $856,000.   All losses recognized in the statement of income for the three and nine months ended September 30, 2009 and 2008 were considered credit losses and thus were recorded in full as impairment losses recognized in earnings.

Index

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2009:

Securities available for sale:
U.S. government agencies	$3,369,128	$(10,575)	$516,065	$(13,539)	$3,885,193	$(24,114)
U.S. government mortgage-backed securities	1,815,643	(4,368)	-	-	1,815,643	(4,368)
State and political subsidivisions	10,630,935	(124,385)	2,700,984	(25,044)	13,331,919	(149,429)
Corporate obligations	1,237,439	(8,976)	3,625,297	(88,959)	4,862,736	(97,935)
Equity securities, financial industry common stock	-	-	2,328,300	(1,074,088)	2,328,300	(1,074,088)
Equity securities, other	-	-	1,763,042	(425,450)	1,763,042	(425,450)
	$17,053,145	$(148,304)	$10,933,688	$(1,627,080)	$27,986,833	$(1,775,384)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2008:

Securities available for sale:
U.S. government agencies	$1,801,958	$(17,068)	$629,993	$(20,680)	$2,431,951	$(37,748)
U.S. government mortgage-backed securities	5,012,003	(18,645)	100,052	(3,613)	5,112,055	(22,258)
State and political subsidivisions	29,377,281	(594,462)	1,482,034	(83,407)	30,859,315	(677,869)
Corporate obligations	30,284,263	(1,810,579)	10,092,995	(1,179,736)	40,377,258	(2,990,315)
Equity securities, financial industry common stock	2,885,600	(842,661)	-	-	2,885,600	(842,661)
Equity securities, other	2,175,237	(392,172)	-	-	2,175,237	(392,172)
	$71,536,342	$(3,675,587)	$12,305,074	$(1,287,436)	$83,841,416	$(4,963,023)

At September 30, 2009, 84 debt securities have unrealized losses of $275,846.  These losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuers’ financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond ratings agencies have occurred and industry analysts’ reports.  Unrealized losses on equity securities totaled $1,499,538 as of September 30, 2009.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were not other-than-temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could lead to additional impairment charges, thereby materially affecting the amounts reported in the Company’s financial statements.

Index

8.	Impaired Loans and Allowance for Loan Losses

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  Impairment of $973,000 and $257,000 is included in the allowance for loan losses as of September 30, 2009 and December 31, 2008, respectively.  The following is a recap of impaired loans at September 30, 2009 and December 31, 2008:

	2009	2008

Impaired loans without an allowance	$4,974,000	$2,679,000
Impaired loans with an allowance	5,966,000	3,831,000
Total impaired loans	10,940,000	6,510,000

Allowance for loan losses related to impaired loans	973,000	257,000

Net impaired loans	$9,967,000	$6,253,000

Changes in the allowance for loan losses were as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance, beginning	$6,688,000	$6,609,000	$6,779,000	$5,781,000
Loans charged-off	(43,000)	(42,000)	(722,000)	(212,000)
Recoveries of loans charged-off	20,000	22,000	52,000	92,000
Net charge offs	(23,000)	(20,000)	(670,000)	(120,000)
Provision for loan losses	635,000	74,000	1,191,000	1,002,000
Balance, ending	$7,300,000	$6,663,000	$7,300,000	$6,663,000

9.	Subsequent Events

Management evaluated subsequent events through November 6, 2009, the date the financial statements were available to be issued.  There were no significant events or transactions occurring after September 30, 2009, but prior to November 6, 2009 that provided additional evidence about conditions that existed at September 30, 2009.  There were no events or transactions that provided evidence about conditions that did not exist at September 30, 2009.

Index

10.	New Accounting Pronouncements

Effective January 1, 2009, the Company has early adopted FASB Staff Position (FSP) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, now included in the Codification as part of the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 820-10-35.  This provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of ASC 820-10-35 did not materially affect the Company’s 2009 consolidated financial statements.

Effective January 1, 2009, the Company has early adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments – an amendment to FASB Statement No. 107 (FAS 107) and APB Opinion No. 28 (APB 28), now included in the Codification as part of FASB ASC 270-10-05. This standard requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The adoption of this standard has been included in the disclosures in this Form 10-Q.

Effective January 1, 2009, the Company has early adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, now included in the Codification as a part of FASB ASC 320-10-35.  This standard amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company applied this standard prospectively.  Management believes that the impairment of investment securities as of September 30, 2009, except the amounts recognized in the income statement for the nine months ended September 30, 2009, are temporary under this standard.

In May, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement 165, Subsequent Events, now included in the Codification as a part of FASB ASC 855-10-55.  This standard incorporates the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles.  Prior to the issuance of this standard, these requirements were included in the auditing standards in AICPA AU section 560, Subsequent Events.  This standard introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.  This Statement is effective for the Company for the period ended June 30, 2009.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ames National Corporation (the “Company”) is a bank holding company established in 1975 that owns and operates five bank subsidiaries in central Iowa (the “Banks”).  The following discussion is provided for the consolidated operations of the Company and its Banks, First National Bank, Ames, Iowa (First National), State Bank & Trust Co. (State Bank), Boone Bank & Trust Co. (Boone Bank), Randall-Story State Bank (Randall-Story Bank) and United Bank & Trust NA (United Bank). The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

Index

The Company does not engage in any material business activities apart from its ownership of the Banks.  Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker dealer.  The Company employs twelve individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 180 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $2,574,000, or $0.27 per share, for the three months ended September 30, 2009, compared to net income of $7,000, or $0.00 per share, for the three months ended September 30, 2008.  Total equity capital as of September 30, 2009 totaled $112.9 million or 12.8% of total assets.

The Company’s earnings for the third quarter increased $2,567,000 from the $7,000 earned a year ago.  The higher quarterly earnings can be primarily attributed to decreased write downs associated with the other-than-temporary impairment of investment securities.  For the three months ended September 30, 2008, the Company had other-than-temporary impairments of investment securities of $8,692,000 related to FNMA and FHLMC preferred stock and bonds issued by Lehman Brothers and MGIC Investment Corporation.  As of September 30, 2009, the carrying value and fair value of the other-than-temporary impaired securities totaled $856,000.  Partially offsetting these improvements was an increase in other real estate owned costs, a decrease in securities gains, an increase in the provision for loan losses and an increase in FDIC insurance assessments.  The increase in other real estate costs of $1,039,000 is due primarily to write downs on certain other real estate owned.  The increase in the FDIC insurance assessments of $294,000 is due to higher quarterly deposit assessments, which are also expected to negatively impact future operating results if bank failures continue to erode the FDIC insurance fund.  In 2009, 106 banks have failed compared to 25 bank failures in 2008.

Net loan charge-offs for the quarter totaled $23,000, compared to net charge-offs of $20,000 in the third quarter of 2008.  The provision for loan losses for the third quarter of 2009 totaled $635,000 compared to the provision for loan losses of $74,000 for the same period in 2008 due primarily to specific allowance for loan losses on impaired loans and worsening economic conditions primarily associated with the Company’s commercial real estate loans, offset in part by decreases in the outstanding loans.

Index

The Company had net income of $7,424,000, or $0.79 per share, for the nine months ended September 30, 2009, compared to net income of $4,775,000, or $0.51 per share, for the nine months ended September 30, 2008.

The Company’s earnings for the nine months ended September 30, 2009 increased $2,649,000 from the $4,775,000 earned a year ago.  The higher earnings can be primarily attributed to decreased write downs associated with the other-than-temporary impairment of investment securities.  Impairment of securities for the nine months ended September 30, 2009 of $30,000 related to a corporate bond issue of MGIC Investment Corporation.  For the nine months ended September 30, 2008, the Company had other-than-temporary impairments of investment securities of $11,248,000 related to FNMA and FHLMC preferred stock and corporate bond issues of Lehman Brothers, American General Finance and MGIC Investment Corporation.  The improvement in this area was partially offset by an increase in other real estate owned costs, a decrease in securities gains and higher FDIC insurance assessments.  The increase in other real estate costs of $2,133,000 is due primarily to write downs on certain other real estate owned.  The increase in the FDIC assessments of $1,242,000 is due primarily to higher quarterly deposit assessment rates and a special assessment for 2009.

Net loan charge-offs for the nine months ended September 30, 2009 totaled $670,000, compared to net charge-offs of $120,000 for the nine months ended September 30, 2008.  The increase in the charge-offs was primarily related to a commercial real estate loan.  The provision for loan losses for the nine months ended September 30, 2009 totaled $1,191,000 compared to the provision for loan losses of $1,002,000 for the same period in 2008 due primarily to specific allowance for loan losses on impaired loans and worsening economic conditions primarily associated with the Company’s commercial real estate loans, offset in part by decreases in the outstanding loans.

The following management discussion and analysis will provide a review of important items relating to:

●	Challenges
●	Key Performance Indicators and Industry Results
●	Income Statement Review
●	Balance Sheet Review
●	Asset Quality and Credit Risk Management
●	Liquidity and Capital Resources
●	Forward-Looking Statements and Business Risks

Challenges

Management has identified certain challenges that may negatively impact the Company’s revenues in the future and is attempting to position the Company to best respond to those challenges.

●           On March 16, 2009, the Office of the Comptroller of the Currency (“OCC”) informed the Company’s lead bank, First National, of the OCC’s decision to establish individual minimum capital ratios for First National in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National to maintain, on an ongoing basis, Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of September 30, 2009, First National exceeded the 9% Tier 1 and 11% Risk Based capital requirements.  Failure to maintain the individual minimum capital ratios established by the OCC could result in additional regulatory action against First National.

Index

●           On July 16, 2008, First National entered into an informal Memorandum of Understanding with the OCC regarding First National’s commercial real estate loan portfolio, including actions to be taken with respect to commercial real estate risk management procedures, credit underwriting and administration, appraisal and evaluation processes, problem loan management, credit risk ratings recognition and loan review procedures.  Since entering into the Memorandum, management has been actively pursuing the corrective actions required by the Memorandum in an effort to address the deficiencies noted in administration of its commercial real estate loan portfolio.

●           Commercial real estate in the Company’s market area may experience declines in fair value.  The Company has $12.8 million in other real estate owned as of September 30, 2009.  A decline in the fair value of commercial real estate may adversely affect the fair value of the Bank’s other real estate owned which could adversely affect results of operations through impairments in the carrying value of other real estate owned.

●          Banks have historically earned higher levels of net interest income by investing in longer term loans and securities at higher yields and paying lower deposit expense rates on shorter maturity deposits.  If the yield curve was to flatten or invert in 2009, the Company’s net interest margin may compress and net interest income may be negatively impacted.  Historically, management has been able to position the Company’s assets and liabilities to earn a satisfactory net interest margin during periods when the yield curve is flat or inverted by appropriately managing credit spreads on loans and maintaining adequate liquidity to provide flexibility in an effort to hold down funding costs.  Management would seek to follow a similar approach in dealing with this challenge in 2009.

●           While short term interest rates remained at relatively low levels in 2008 and 2009 with an increase in longer term interest rates in 2009, interest rates may eventually increase or the yield curve may change and may present a challenge to the Company.  Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

●           The Company’s market in central Iowa has numerous banks, credit unions, and investment and insurance companies competing for similar business opportunities.  This competitive environment will continue to put downward pressure on the Banks’ net interest margins and thus affect profitability.  Strategic planning efforts at the Company and Banks continue to focus on capitalizing on the Banks’ strengths in local markets while working to identify opportunities for improvement to gain competitive advantages.

●           A substandard performance in the Holding Company’s equity portfolio could lead to a reduction in the realized security gains or other-than-temporary impairment, thereby negatively impacting the Holding Company’s earnings.  The Holding Company invests capital that may be utilized for future expansion in a portfolio of common stocks with an estimated fair market value of approximately $4.1 million as of September 30, 2009.  The Holding Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.  However, this strategy did not prove successful for the first nine months of 2009 or for the year ended December 31, 2008 as problems in the general economy caused a significant decline in the fair value and dividend rates of the Holding Company’s equity portfolio. Unrealized losses in the Holding Company’s equity portfolio totaled $1.5 million as of September 30, 2009.  This compares to unrealized losses in the Holding Company of $1.2 million as of December 31, 2008.

Index

●           The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2008 and 2009.  This deterioration has contributed to the Company’s increased level of non-performing assets.  As of September 30, 2009, the Company has impaired loans totaling $4.9 million with four Des Moines area development companies with specific reserves totaling $460,000.  The Company has additional credit relationships with real estate developers in the Des Moines.  However, these loans may become impaired in the future if economic conditions do not improve or become worse.  As of September 30, 2009, the Company has a limited number of such credits and is actively engaged with the customers to minimize credit risks.

●           During 2009, management has focused its efforts, in part, on steps necessary to improve the Company’s capital position given the ongoing negative developments in the national and local economies and the uncertainty of the timing and improvement of economic conditions.  An increased level of capital will enable the Company to better accommodate any impairment losses in the investment portfolio and other real estate owned and any provision for loan losses with respect to the Company’s commercial real estate loan portfolio that may be recorded during the year due to the asset quality of the Company’s investment securities portfolio and commercial real estate loan portfolio.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,195 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	September 30, 2009		June 30, 2009
	Three Months	Nine Months	Six Months		Year Ended December 31,
	Ended	Ended	Ended		2008		2007
	Company	Company	Company	Industry *	Company	Industry	Company	Industry

Return on average assets	1.17%	1.14%	1.12%	0.04%	0.74%	0.12%	1.30%	0.81%

Return on average equity	9.38%	9.26%	9.20%	0.38%	5.89%	1.24%	9.89%	7.75%

Net interest margin	3.75%	3.80%	3.83%	3.43%	3.94%	3.18%	3.39%	3.29%

Efficiency ratio	58.25%	59.75%	60.57%	57.07%	67.40%	59.02%	53.71%	59.37%

Capital ratio	12.47%	12.26%	12.15%	8.25%	12.57%	7.49%	13.20%	7.97%

*Latest available data

Index

Key performances indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.17% and 0.003%, respectively, for the three month periods ending September 30, 2009 and 2008.  The increase in this ratio in 2009 from the previous period is the result of lower write offs of other-than-temporary impairment of investment securities, offset in part by increased FDIC insurance assessments, increased other real estate owned costs, lower securities gains and a higher provision for loan losses.

●	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 9.38% and 0.03%, respectively for the three month periods ending September 30, 2009 and 2008.  The increase in this ratio in 2009 from the previous period is the result of lower write offs of other-than-temporary impairment of investment securities, offset in part by increased FDIC insurance assessments, increased other real estate owned costs, lower securities gains and a higher provision for loan losses.

●	Net Interest Margin

The net interest margin for the three months ended September 30, 2009 was 3.75% compared to 3.99% for the three months ended September 30, 2008.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  This decrease is primarily the result of lower yields on interest earning assets and a decline in the average loan balances, offset in part by lower cost of funds on deposits and other borrowings.  The lower yields and cost of funds were due primarily to lower market interest rates as interest earning assets and interest-bearing liabilities are repricing.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 58.25% and 135% for the three months ended September 30, 2009 and 2008, respectively.  The improvement in the efficiency ratio in 2009 from the previous period is primarily the  result of lower write offs of other-than-temporary impairment of investment securities, offset in part by increased FDIC insurance assessments, increased other real estate owned costs, lower securities gains and higher provision for loan losses.

●	Capital Ratio

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

Index

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2009:

The Industry Posts a Net Loss for the Quarter

Burdened by costs associated with rising levels of troubled loans and falling asset values, FDIC-insured commercial banks and savings institutions reported an aggregate net loss of $3.7 billion in the second quarter of 2009. Increased expenses for bad loans were chiefly responsible for the industry’s loss. Insured institutions added $66.9 billion in loan-loss provisions to their reserves during the quarter, an increase of $16.5 billion (32.8%) compared to the second quarter of 2008. Quarterly earnings were also adversely affected by write downs of asset-backed commercial paper, and by higher assessments for deposit insurance. Almost two out of every three institutions (64.4%) reported lower quarterly earnings than a year ago, and more than one in four (28.3%) reported a net loss for the quarter. A year ago, the industry reported a quarterly profit of $4.7 billion, and fewer than one in five institutions (18%) were unprofitable. The average return on assets (ROA) was -0.11%, compared to 0.14% in the second quarter of 2008.

Noninterest Income Grows 10.6% Year-Over-Year

In addition to the $16.5-billion increase in loss provisions, the industry reported a $3.3 billion increase in extraordinary losses and a $1.7 billion (1.7%) year-over-year increase in noninterest expenses. The extraordinary losses stemmed from asset-backed commercial paper write downs, while the increased noninterest expenses primarily reflected higher deposit insurance assessments. These negative factors were partially offset by higher noninterest income (up $6.5 billion, or 10.6%), increased net interest income (up $3.4 billion, or 3.5%), and a $1.5-billion reduction in realized losses on securities and other assets.  Gains on asset sales (up $4.5 billion), increased trading revenue (up $4.5 billion), and higher servicing fees (up $3.6 billion) were the largest contributors to the year-over-year improvement in noninterest income.

Margins Improve at a Majority of Institutions

Average net interest margins (NIMs) improved slightly from first quarter levels, as average funding costs fell more rapidly than average asset yields. The average margin increased to 3.48% from 3.39% in the first quarter and 3.37% in the second quarter of 2008. The consecutive-quarter improvement was relatively broad-based: more than half (56.5%) of all institutions reported higher NIMs than in the first quarter. However, the year-over-year improvement was concentrated among larger institutions. Only 45.3% of insured institutions reported year-over-year NIM improvement. Despite the widening in margins, net interest income growth has been limited by recent shrinkage in earning asset portfolios. Interest-earning assets declined by $149.6 billion during the second quarter, following a $163.7 billion decline in the first quarter. In the 12 months ended June 30, the industry’s earning assets increased by only $18.3 billion (0.2%).

Net Charge-Off Rate Sets a Quarterly Record

Net charge-offs continued to rise, propelling the quarterly net charge-off rate to a record high. Insured institutions charged-off $48.9 billion in the second quarter, compared to $26.4 billion a year earlier. The annualized net charge-off rate in the second quarter was 2.55%, eclipsing the previous quarterly record of 1.95% reached in the fourth quarter of 2008. The $22.5 billion (85.3%) year-over-year increase in net charge-offs was led by loans to commercial and industrial (C&I) borrowers, which increased by $5.3 billion (165.0%). Net charge-offs of credit card loans were $4.6 billion (84.5%) higher than a year earlier, and the annualized net charge-off rate on credit card loans reached a record 9.95% in the second quarter. Net charge-offs of real estate construction and development loans were up by $4.2 billion (117.0%), and charge-offs of loans secured by 1-4 family residential properties were $4.0 billion (41.1%) higher than a year ago.

Index

Noncurrent Loan Rate Rises to Record Level

The amount of loans and leases that were noncurrent (90 days or more past due or in nonaccrual status) increased for a 13th consecutive quarter, and the percentage of total loans and leases that were noncurrent reached a new record. Noncurrent loans and leases increased by $41.4 billion (14.3%) during the second quarter, led by 1-4 family residential mortgages (up $15.4 billion, or 12.7%), real estate construction and development loans (up $10.2 billion, or 16.6%), and loans secured by nonfarm nonresidential real estate properties (up $7.1 billion, or 29.2%). Noncurrent home equity loans and junior lien mortgages fell for the first time in three years, declining by $1.7 billion and $1.5 billion, respectively.  Noncurrent levels rose in all other major loan categories. Although the increase in total noncurrent loans was almost one-third smaller than the $59.7 billion increase in the first quarter, the average noncurrent rate on all loans and leases rose from 3.76% to 4.35%. This is the highest level for the noncurrent rate in the 26 years that insured institutions have reported noncurrent loan data. On a more positive note, loans that were 30-89 days past due declined by $16.7 billion (10.6%). This is the largest quarterly decline in dollar terms in the 26 years that these data have been reported, and the largest percentage decline since the first quarter of 2004, when 30-89 day past due loans were one-third the current level. The decline in past due loans occurred across all major loan categories, but real estate loans accounted for 83.5% ($13.9 billion) of the total improvement. Restructured loans and leases that were in compliance with their modified terms increased by $13.7 billion (41.6%) at commercial and savings banks that file Call reports, as restructured 1-4 family residential real estate loans rose by $10.2 billion (55.4%).

Institutions Continue to Add to Reserves

The industry’s reserves for loan losses increased by $16.8 billion (8.6%) during the second quarter, as loss provisions of $66.9 billion exceeded net charge-offs of $48.9 billion. The ratio of reserves to total loans and leases set another new record, rising from 2.51% to 2.77%. However, the pace of reserve building fell short of the rise in noncurrent loans, and the industry’s ratio of reserves to noncurrent loans fell from 66.8% to 63.5%, the lowest level since the third quarter of 1991.

Overall Capital Levels Register Improvement

Equity capital increased by $32.5 billion (2.4%), raising the industry’s equity-to-assets ratio from 10.13% to 10.56%, the highest level since March 31, 2007. Average regulatory capital ratios increased as well. The leverage capital ratio increased from 8.02% to 8.25%, while the total risk-based capital ratio rose from 13.42% to 13.76%. However, fewer than half of all institutions reported increases in their regulatory capital ratios. Only 43.2% reported increased leverage capital ratios, and 47.0% had increased total risk-based capital ratios. Insured institutions paid $6.2 billion in dividends in the quarter, about two-thirds less than the $17.7 billion in dividends paid in the second quarter of 2008.

 “Problem List” Expands to 15-Year High

The number of insured commercial banks and savings institutions reporting financial results fell to 8,195 in the quarter, down from 8,247 reporters in the first quarter. Thirty-nine institutions were merged into other institutions during the quarter, twenty-four institutions failed, and there were twelve new charters added.  During the quarter, the number of institutions on the FDIC’s “Problem List” increased from 305 to 416, and the combined assets of “problem” institutions rose from $220.0 billion to $299.8 billion. This is the largest number of “problem” institutions since June 30, 1994, and the largest amount of assets on the list since December 31, 1993.

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

Other Real Estate Owned

Real estate properties acquired through or in lieu of foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Impairment losses on these properties are measured as the amount by which the carrying amount of a property exceeds its fair value.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  The portion of interest costs relating to development of real estate is capitalized.  Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost basis or fair value less cost to sell. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

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

Index

Income Statement Review for the Three Months ended September 30, 2009

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended September 30, 2009 and 2008:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$64,266	$808	5.03%	$85,821	$1,230	5.73%
Agricultural	35,378	532	6.01%	30,469	520	6.83%
Real estate	299,809	4,409	5.88%	321,966	5,124	6.37%
Consumer and other	25,397	347	5.47%	24,422	363	5.95%

Total loans (including fees)	424,850	6,096	5.74%	462,678	7,237	6.26%

Investment securities
Taxable	222,138	2,013	3.63%	205,033	2,533	4.94%
Tax-exempt 2	152,033	1,963	5.16%	133,365	2,056	6.17%
Total investment securities	374,170	3,976	4.25%	338,398	4,589	5.42%

Interest bearing deposits with banks	30,188	137	1.81%	5,224	59	4.52%
Federal funds sold	1,170	1	0.23%	1,687	16	3.79%

Total interest-earning assets	830,379	$10,210	4.92%	807,987	$11,901	5.89%

Noninterest-earning assets	49,333			36,964

TOTAL ASSETS	$879,712			$844,951

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
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$348,132	$367	0.42%	$311,207	$894	1.15%
Time deposits < $100,000	155,505	1,055	2.71%	166,718	1,528	3.67%
Time deposits > $100,000	86,516	543	2.51%	91,710	867	3.78%
Total deposits	590,153	1,966	1.33%	569,635	3,289	2.31%
Other borrowed funds	89,899	454	2.02%	83,495	558	2.67%

Total Interest-bearing liabilities	680,052	2,420	1.42%	653,130	3,847	2.36%

Noninterest-bearing liabilities
Demand deposits	84,163			77,776
Other liabilities	5,753			7,223

Stockholders' equity	109,743			106,822

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$879,712			$844,951

Net interest income		$7,790	3.75%		$8,054	3.99%

Spread Analysis
Interest income/average assets	$10,210	4.64%		$11,901	5.63%
Interest expense/average assets	$2,420	1.10%		$3,847	1.82%
Net interest income/average assets	$7,790	3.54%		$8,054	3.81%

Net Interest Income

For the three months ended September 30, 2009 and 2008, the Company's net interest margin adjusted for tax exempt income was 3.75% and 3.99%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2009 totaled $7,103,000 compared to the $7,334,000 for the three months ended September 30, 2008.

For the three months ended September 30, 2009, interest income decreased $1,658,000 or 14.8% when compared to the same period in 2008.  The decrease from 2008 was primarily attributable to lower loan and investment securities average yields and lower average balances of loans in the current period, offset in part by higher average balances of investment securities.

Interest expense decreased $1,428,000 or 37.1% for the three months ended September 30, 2009 when compared to the same period in 2008.  The lower interest expense for the period is primarily attributable to lower average time deposit balances and lower average rates paid on deposits in comparison to the same period in 2008.

Index

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2009 was $635,000 compared to a provision for loan losses of $74,000 for the three months ended September 30, 2008.  The increase is primarily attributable to specific allowance for loan losses on impaired loans and worsening economic conditions primarily associated with the Company’s commercial real estate loans, offset in part by decreases in the outstanding loans.  Net charge-offs of $23,000 were realized in the three months ended September 30, 2009 and compare to net charge-offs of $20,000 for the three months ended September 30, 2008.

Non-interest Income and Expense

Non-interest income increased $6,484,000 during the three months ended September 30, 2009 compared to the same period in 2008 primarily as the result of lower securities transactions losses as previously detailed.  Excluding net security gains and other-than-temporary impairment write downs on certain investment securities for the three months ending September 30, 2009 and 2008, non-interest income increased $119,000, or 8.7%.

Non-interest expense increased $1,185,000 or 27.3% for the three months ended September 30, 2009 compared to the same period in 2008 primarily as the result of FDIC insurance assessments due to increasing quarterly deposit assessment rates and write-downs of certain other real estate owned.

Income Taxes

The provision for income taxes expense (credit) for the three months ended September 30, 2009 and 2008 was $747,000 and ($1,194,000), representing an effective tax rate (credit) of 22% and (101)%, respectively.  The higher pretax earnings in 2009 and the effect of income from tax exempt securities lead to the higher effective tax rate in comparison to same period in 2008.

Index

Income Statement Review for the nine months ended September 30, 2009

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2009 and 2008:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$69,362	$2,650	5.09%	$83,809	$3,817	6.07%
Agricultural	35,461	1,614	6.07%	31,218	1,655	7.07%
Real estate	308,543	13,768	5.95%	327,785	15,820	6.44%
Consumer and other	25,020	1,064	5.67%	24,206	1,095	6.03%

Total loans (including fees)	438,387	19,097	5.81%	467,018	22,387	6.39%

Investment securities
Taxable	207,513	6,296	4.05%	204,253	7,699	5.03%
Tax-exempt 2	140,149	5,740	5.46%	139,161	6,722	6.44%
Total investment securities	347,662	12,036	4.62%	343,414	14,421	5.60%

Interest bearing deposits with banks	24,599	323	1.75%	3,191	128	5.35%
Federal funds sold	13,689	20	0.19%	8,575	150	2.33%

Total interest-earning assets	824,337	$31,476	5.09%	822,198	$37,086	6.01%

Noninterest-earning assets	47,425			41,674

TOTAL ASSETS	$871,762			$863,872

1 Average loan balance includes nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Nine Months ended September 30,

	2009			2008

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$349,907	$1,287	0.49%	$318,577	$2,975	1.25%
Time deposits < $100,000	159,148	3,523	2.95%	171,879	5,179	4.02%
Time deposits > $100,000	83,257	1,780	2.85%	101,425	3,210	4.22%
Total deposits	592,312	6,591	1.48%	591,881	11,364	2.56%
Other borrowed funds	85,229	1,399	2.19%	76,992	1,687	2.92%

Total Interest-bearing liabilities	677,541	7,989	1.57%	668,873	13,051	2.60%

Noninterest-bearing liabilities
Demand deposits	81,870			76,578
Other liabilities	5,491			8,404

Stockholders' equity	106,861			110,017

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$871,762			$863,872

Net interest income		$23,487	3.80%		$24,035	3.90%

Spread Analysis
Interest income/average assets	$31,476	4.81%		$37,086	5.72%
Interest expense/average assets	$7,989	1.22%		$13,051	2.01%
Net interest income/average assets	$23,487	3.59%		$24,035	3.71%

Net Interest Income

For the nine months ended September 30, 2009 and 2008, the Company's net interest margin adjusted for tax exempt income was 3.80% and 3.90%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2009 decreased $204,000 and totaled $21,478,000 compared to the $21,682,000 for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, interest income decreased $5,266,000 or 15.2% when compared to the same period in 2008.  The decrease was primarily attributable to lower loan and investment securities average yields and lower average balances of loans in the current period than the nine months ended September 30, 2008.

Interest expense decreased $5,062,000 or 38.8% for the nine months ended September 30, 2009 when compared to the same period in 2008.  The lower interest expense for the period is attributable to lower average time deposit balances and lower average rates paid on deposits and other borrowings in comparison to the same period in 2008.

Index

Provision for Loan Losses

The Company recorded a provision for loan losses for the nine months ended September 30, 2009 of $1,191,000 compared to a provision for loan losses of $1,002,000 for the nine months ended September 30, 2008 due primarily to specific allowance for loan losses on impaired loans and worsening economic conditions primarily associated with the Company’s commercial real estate loans, offset in part by decreases in the outstanding loans.  Net charge-offs of $670,000 were recognized in the nine months ended September 30, 2009 and compare to net charge-offs of $120,000 for the nine months ended September 30, 2008.  The increase in the charge-offs was primarily related to a commercial real estate loan for which collateral was repossessed in the second quarter of 2009.

Non-interest Income and Expense

Non-interest income increased $7,843,000 during the nine months ended September 30, 2009 compared to the same period in 2008 primarily as the result of securities transactions previously detailed.  Excluding net security gains and other-than-temporary impairment write down on certain investment securities for the nine months ending September 30, 2009 and 2008, non-interest income increased $189,000, or 4.5%.

Non-interest expense increased $3,022,000 or 23.5% for the nine months ended September 30, 2009 compared to the same period in 2008 primarily as the result of FDIC insurance assessments due to increasing quarterly deposit assessment rates and a special assessment in 2009 and other real estate owned costs, primarily due to write-downs of certain other real estate owned.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2009 and 2008 was $2,085,000 and $307,000, representing an effective tax rate of 22% and 6%, respectively.  The higher pretax earnings in 2009 and the effect of income from tax exempt securities lead to the higher effective tax rate in comparison to same period in 2008.

Balance Sheet Review

As of September 30, 2009, total assets were $881,204,000, a $23,063,000 increase compared to December 31, 2008.  The increase in deposits and a decrease in the loan portfolio, federal funds sold and cash and due from banks, funded an increase in securities available-for-sale and interest bearing deposits in financial institutions.  The decrease in the loan portfolio is due in part to a decrease in loan demand.

Investment Portfolio

The investment portfolio totaled $372,917,000 as of September 30, 2009, 19.1% higher than the December 31, 2008 balance of $313,014,000.  This increase in the investment portfolio was primarily due to increases of $39.9 million in U.S. government agencies, $14.2 million in U.S. government mortgage-backed securities and $38.4 million in state and political subdivisions, offset in part by a decrease of $29.1 million in corporate bonds.  The Company reduced the corporate bond portfolio in order to lower the credit and market risk exposure in that portfolio.

Index

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment.  As of September 30, 2009, existing gross unrealized losses of $1,775,000 are considered to be temporary in nature due to market interest rate fluctuations and other factors, rather than deteriorations in the credit component of the securities.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell impaired securities and management believes it is more likely than not that the Company will hold these securities until recovery of their cost basis to avoid considering an impairment to be other-than-temporary.

Loan Portfolio

The loan portfolio declined $36,731,000, or 8.1%, during the nine months as net loans totaled $416,149,000 as of September 30, 2009 compared to $452,880,000 as of December 31, 2008.  The decrease in loan volume is due to a weakening of loan demand in 2009.

Deposits

Deposits totaled $678,591,000 as of September 30, 2009, an increase of $13,796,000 from December 31, 2008.  The increase is attributed to increases in NOW, savings and money market accounts, offset in part by decreases in demand accounts and time deposits, partly as a result of lower market rates.  The increase in deposits is due to increases in public fund and retail core deposits, offset in part by a decrease in commercial core deposits.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase totaled $45,268,000 as of September 30, 2009, $6,759,000 higher than December 31, 2008.  The increase is primarily due to an increase in federal funds purchased and an increase in one commercial customer’s securities sold under agreement to repurchase.

Other Borrowed Funds

Long-term borrowings totaled $39,500,000 as of September 30, 2009, $4,000,000 lower than December 31, 2008.  The decrease is attributable to pay downs of Federal Home Loan Bank borrowings.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on September 30, 2009 totaled $416,149,000 compared to $452,880,000 as of December 31, 2008.  Net loans comprise 47% of total assets as of September 30, 2009.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of non-accrual loans and loans past due 90 days or more) as a percentage of total loans of 2.69%, is lower than the Company’s peer group (453 bank holding companies with assets of $500 million to $1 billion) of 2.86% as of June 30, 2009.

Index

Impaired loans, net of specific reserves, totaled $9,967,000 as of September 30, 2009 compared to impaired loans of $6,253,000 as of December 31, 2008.  The increase in impaired loans from December 31, 2008 to September 30, 2009, is due primarily to worsening economic conditions in the development and commercial real estate markets.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company applies its normal loan review procedures to identify loans that should be evaluated for impairment.  As of September 30, 2009, non-accrual loans totaled $10,865,000; loans past due 90 days and still accruing totaled $563,000.  This compares to non-accrual loans of $7,384,000 and loans past due 90 days and still accruing of $208,000 on June 30, 2009 and non-accrual loans of $6,339,000 and loans past due 90 days and still accruing of $469,000 on December 31, 2008.  Other real estate owned totaled $12,802,000 as of September 30, 2009 and $13,334,000 as of December 31, 2008.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2009 and December 31, 2008 was 1.72% and 1.47%, respectively. The allowance for loan losses totaled $7,300,000 and $6,779,000 as of September 30, 2009 and December 31, 2008, respectively.  Net charge-offs for the nine months ended September 30, 2009 totaled $670,000 compared to net charge-offs of $120,000 for the nine months ended September 30, 2008.

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

As of September 30, 2009, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

Index

The liquidity and capital resources discussion will cover the following topics:

●	Review the Company’s Current Liquidity Sources
●	Review of the Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks, federal funds sold and interest-bearing deposits in financial institutions as of September 30, 2009 and December 31, 2008 totaled $49,385,000 and $51,631,000, respectively.  A lower level of federal funds sold and cash and due from banks, offset in part by a higher level of interest bearing deposits in financial institutions was the primary reason for the decrease.

Other sources of liquidity available to the Banks as of September 30, 2009 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $74,894,000, with $19,500,000 of outstanding FHLB advances at September 30, 2009.  Federal funds borrowing capacity at correspondent banks was $108,331,000, with $3,000,000 of outstanding federal fund balances as of September 30, 2009. The Company had securities sold under agreements to repurchase totaling $42,268,000 and long-term repurchase agreements of $20,000,000 as of September 30, 2009.

Total investments as of September 30, 2009 were $372,917,000 compared to $313,014,000 as of December 31, 2008.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of September 30, 2009.

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

Review of Statements of Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2009 totaled $5,150,000 compared to the $8,885,000 provided for the nine months ended September 30, 2008.  The decrease in net cash provided by operating activities was primarily related to changes in net securities gains, other-than-temporary impairment on investment securities, increases in other assets and impairment of other real estate owned.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2009 was $(23,534,000) and compares to $9,822,000 for the nine months ended September 30, 2008. The decrease in cash flows used in investing activities was primarily due to changes in securities available-for-sale and interest bearing deposits in financial institutions, offset by changes in federal funds sold and loans.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2009 totaled $11,005,000 compared to $(17,536,000) for the nine months ended September 30, 2008.  The increase in net cash provided by financing activities was primarily due to changes in deposits, offset in part by the change in long-term borrowings and federal funds purchased and securities sold under agreements to repurchase.  As of September 30, 2009, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Index

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the nine months ended September 30, 2009, dividends paid by the Banks to the Company amounted to $2,760,000 compared to $6,648,000 for the same period in 2008.  For the nine months ended September 30, 2009, the Company contributed additional capital to First National Bank in the amount of $850,000.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  First National, which paid dividends in 2008 in the amount of $5,184,000, has not paid any dividends to the Company in 2009, thus reducing substantially the dividends the Company will receive from the Banks during 2009.  In response, and in an effort to conserve capital during the current period of economic uncertainty, the board of directors of the Company reduced the quarterly dividend declared by the Company from $0.28 per share in 2008 to $0.10 per share in 2009.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $6,603,000 as of September 30, 2009 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of September 30, 2009 that are a concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2009 totaled $112,924,000 and was higher than the $103,837,000 recorded as of December 31, 2008.  At September 30, 2009 and December 31, 2008, stockholders’ equity as a percentage of total assets was 12.81% and 12.10%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of September 30, 2009.

Index

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

Index

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

The following paragraphs supplement the discussion under Items 1A “Risk Factors” in the Company’s Annual Report:

Regulatory concerns.

On March 16, 2009, the Office of the Comptroller of the Currency (“OCC”) informed the Company’s lead bank, First National, of the OCC’s decision to establish individual minimum capital ratios for First National in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National to maintain, on an ongoing basis, Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of September 30, 2009, First National exceeded the 9% Tier 1 and 11% Risk Based capital requirements.  Failure to maintain the individual minimum capital ratios established by the OCC could result in additional regulatory action against First National.

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

Index

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

AMES NATIONAL CORPORATION

DATE: November 6, 2009	By: /s/ Thomas H. Pohlman

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