Form 10-K
period 2009-12-31
AMES NATIONAL CORP
filed 2010-03-10
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009.	Commission File Number 0-32637.

AMES NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 FIFTH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer, and a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer  ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

As of June 30, 2009, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $217,515,875.  Shares of common stock beneficially owned by each executive officer and director of the Company and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s Common stock on February 26, 2010, was 9,432,915.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on March 19, 2010, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended.  The Company owns 100% of the stock of five banking subsidiaries consisting of two national banks and three state-chartered banks, as described below.  All of the Company’s operations are conducted in the State of Iowa and primarily within the central Iowa counties of Boone, Marshall, Polk and Story where the Company’s banking subsidiaries are located.  The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries.  The principal executive offices of the Company are located at 405 Fifth Street, Ames, Iowa 50010.  The company’s telephone number is (515) 232-6251 and website address is www.amesnational.com.

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

The principal sources of Company revenue are: (i) interest and fees earned on loans made by the Banks; (ii) service charges on deposit accounts maintained at the Banks; (iii) interest on fixed income investments held by the Company and the Banks; (iv) fees on trust services provided by those Banks exercising trust powers; and (v) securities gains.

The Banks’ lending activities consist primarily of short-term and medium-term commercial and residential real estate loans, agricultural and business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans and origination of mortgage loans for sale into the secondary market.  The Banks also offer a variety of demand, savings and time deposits, cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks and automated teller machine access.  Four of the five Banks also offer trust services.

The Company provides various services to the Banks which include, but are not limited to, management assistance, internal auditing services, human resources services and administration, compliance management, marketing assistance and coordination, loan review and assistance with respect to computer systems and related procedures.

Banking Subsidiaries

First National Bank, Ames, Iowa.  First National is a nationally-chartered, commercial bank insured by the Federal Deposit Insurance Corporation (the “FDIC”).  It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company.  First National provides full-service banking to businesses and residents within the Ames community and surrounding area. It provides a variety of products and services designed to meet the needs of the market it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships. First National conducts business out of three full-service offices and one super market location, all located in the city of Ames and a full-service office built in Ankeny, Iowa that opened in April of 2007.

As of December 31, 2009, First National had capital of $45,839,000 and 94 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2009, 2008 and 2007 of approximately $5,309,000, $1,237,000 and $5,887,000, respectively. Total assets as of December 31, 2009, 2008 and 2007 were approximately $471,243,000, $445,212,000 and $466,908,000, respectively.

State Bank & Trust Co., Nevada, Iowa.  State Bank is an Iowa, state-chartered, FDIC insured commercial bank.  State Bank was acquired by the Company in 1983 through a stock transaction whereby the then shareholders of State Bank exchanged all their State Bank stock for stock in the Company.  State Bank was organized in 1939 and provides full-service banking to businesses and residents within the Nevada area from its main Nevada location and two offices, one in McCallsburg, Iowa and the other in Colo, Iowa.  It has a strong presence in agricultural, commercial and residential real estate lending.

As of December 31, 2009, State Bank had capital of $13,084,000 and 23 full-time equivalent employees. State Bank had net income for the years ended December 31, 2009, 2008 and 2007 of approximately $1,462,000, $1,738,000 and $1,352,000, respectively. Total assets as of December 31, 2009, 2008 and 2007 were approximately $134,947,000, $121,792,000 and $107,585,000, respectively.

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

As of December 31, 2009, Boone Bank had capital of $12,766,000 and 25 full-time equivalent employees.  Boone Bank had net income for the years ended December 31, 2009, 2008 and 2007 of approximately $1,473,000, $1,406,000 and $1,586,000, respectively. Total assets as of December 31, 2009, 2008 and 2007 were approximately $104,957,000, $101,882,000 and $97,574,000, respectively.

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

As of December 31, 2009, Randall-Story Bank had capital of $8,499,000 and 13 full-time equivalent employees.  Randall-Story Bank had net income for the years ended December 31, 2009, 2008 and 2007 of approximately $888,000, $831,000 and $969,000, respectively. Total assets as of December 31, 2009, 2008 and 2007 were approximately $79,497,000, $78,199,000 and $72,762,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally-chartered, commercial bank insured by the FDIC. It was newly chartered in June of 2002 and offers a broad range of deposit and loan products, as well as trust services to customers located in the Marshalltown and surrounding Marshall County area.

As of December 31, 2009, United Bank had capital of $9,425,000 and 20 full-time equivalent employees. United Bank had net income (loss) for the years ended December 31, 2009, 2008 and 2007 of approximately $387,000, $(87,000) and $104,000, respectively.  Total assets as of December 31, 2009, 2008 and 2007 were approximately $112,441,000, $99,441,000 and $106,736,000, respectively.

Business Strategy and Operations

As a locally owned, multi-bank holding company, the Company emphasizes strong personal relationships to provide products and services that meet the needs of the Banks’ customers. The Company seeks to achieve growth and maintain a strong return on equity. To accomplish these goals, the Banks focus on small-to-medium size businesses that traditionally wish to develop an exclusive relationship with a single bank. The Banks, individually and collectively, have the size to give the personal attention required by business owners, in addition to the credit expertise to help businesses meet their goals.

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

Agricultural Loans.  The Banks, by nature of their location in central Iowa, are directly and indirectly involved in agriculture and agri-business lending.  This includes short-term seasonal lending associated with cyclical crop and livestock production, intermediate term lending for machinery, equipment and breeding stock acquisition and long-term real estate lending. These loans are typically secured by the crops, livestock, equipment or real estate being financed.  The basic tenet of the Banks' agricultural lending philosophy is a blending of strong, positive cash flow supported by an adequate collateral position, along with a demonstrated capacity to withstand short-term negative impact if necessary.  Applicable governmental subsidies and affiliated programs are utilized if warranted to accomplish these parameters.  Approximately 17% of the loan portfolio consists of loans made for agricultural purposes.  The Banks have not experienced a material adverse effect on their business as a result of defaults on agricultural loans and do not anticipate at the present time experiencing any such effect in the future.

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

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios of 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination.  Fully amortized monthly repayment terms normally do not exceed twenty years.  Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 46% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is dependent on weather conditions and government programs.

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

Home Equity Lines of Credit - The Banks offer a home equity line of credit generally with a maximum term of 60 months. These loans are secured by a junior mortgage on the residential real estate and normally do not exceed a loan-to-market value ratio of 90% with the interest adjusted quarterly.

Consumer Loans – Consumer loans are normally made to consumers under the following guidelines.  Automobiles - loans on new and used automobiles generally will not exceed 90% and 75% of the value, respectively.  Recreational vehicles and boats – 90% and 66% of the value, respectively.  Mobile home - maximum term on these loans is 180 months with the loan-to-value ratio generally not exceeding 66%.  Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Banks’ collateral position.  Unsecured - The term for unsecured loans generally does not exceed 12 months. Consumer and other loans represent approximately 6% of the loan portfolio.

Employees

At December 31, 2009, the Banks had a total of 175 full-time equivalent employees and the Company had an additional 12 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory.  Unions represent none of the employees.

Market Area

The Company operates five commercial banks with locations in Story, Boone, Polk and Marshall Counties in central Iowa.

First National is located in Ames, Iowa with a population of 51,557.  The major employers are Iowa State University, Ames Laboratories, Iowa Department of Transportation, Mary Greeley Medical Center, National Veterinary Services Laboratory, Ames Community Schools, City of Ames, Barilla, Sauer-Danfoss and McFarland Clinic.  First National’s primary business includes providing retail banking services and business and consumer lending. First National has a minimum exposure to agricultural lending.

Boone Bank is located in Boone, Iowa with a population of 12,803.  Boone is the county seat of Boone County.  The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and Communication Data Services. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 6,658. Nevada is the county seat of Story County.  The major employers are Print Graphics, General Financial Supply, Mid-American Manufacturing, Mid-States Millwright & Builders, Inc., Burke Corporation and Almaco.  State Bank provides various types of loans with a major agricultural presence.  It provides a wide variety of banking services including trust, deposit, ATM, and merchant card processing.

Randall-Story Bank is located in Story City, Iowa with a population of 3,228.  The major employers are Bethany Manor, American Packaging, M.H. Eby, Inc. and Record Printing.  Located in a major agricultural area, it has a strong presence in this type of lending.  As a full service commercial bank, it provides a full line of products and services.

United Bank is located in Marshalltown, Iowa with a population of 25,957. The major employers are Iowa Veterans Home, Marshalltown School District, Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and Marshalltown Medical & Surgical Center.  The Bank offers a full line of loan, deposit, and trust services. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans, automobile financing and real estate loans.

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

As of December 31, 2009, there were 32 FDIC insured institutions having approximately 86 offices or branch offices within Boone, Story, Polk and Marshall County, Iowa where the Banks' offices are primarily located.  First National, State Bank and Randall-Story Bank together have the largest percentage of deposits in Story County.

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

·
Temporary Liquidity Guarantee Program (“TLGP”).  This program contains both a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009, and an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts, through June 30, 2010.  The Banks have opted out of the debt guarantee component and opted into the transaction guarantee component of this program.

·
Temporary increase in deposit insurance coverage.  Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor, effective October 3, 2008.  On January 1, 2014, the standard coverage limit will return to $100,000 for all deposit categories except Certain Retirement Accounts (includes IRAs), which will continue to be insured up to $250,000 per owner.

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

FDIC Insurance. The FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor, effective October 3, 2008.  On January 1, 2014, the standard coverage limit will return to $100,000 for all deposit categories except certain retirement accounts (includes IRAs), which will continue to be insured up to $250,000.  Generally, under the permanent FDIC limits, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000 for single accounts, $250,000 for self-directed retirement accounts, $100,000 for joint accounts, and $100,000 for qualifying revocable trust accounts. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification.  The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law.   On September 29, 2009, the FDIC developed a restoration plan to replenish the Deposit Insurance Fund over a period of eight years and to increase the deposit insurance reserve ratio to the statutory minimum of 1.15% of insured deposits.  To ensure that the reserve ratio returns to 1.15 percent within the statutorily mandated period of time, to meet the FDIC’s liquidity needs without imposing additional burdens on the industry during a period of stress, and to ensure that the deposit insurance system remains directly industry-funded, the FDIC staff recommends that the Board: (1)Impose no further special assessments under the final rule adopted in May 2009; (2)Maintain assessment rates at their current levels through the end of 2010 and thereafter adopt a uniform 3 basis point increase in assessment rates effective January 1, 2011; (3)Extend the Amended Restoration Plan to eight years; and (4)Require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, at the same time that institutions pay their regular quarterly deposit insurance assessments for the third quarter of 2009. An institution would initially account for the prepaid assessments as a prepaid expense (an asset); the Fund would initially account for the amount collected as both an asset (cash) and an offsetting liability (deferred revenue).  An institution’s quarterly risk-based deposit insurance assessment thereafter would be offset by the amount prepaid until that amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the institution. FDIC staff estimates that total prepaid assessments would amount to approximately $45 billion.

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with applicable risk-based capital level requirements as of December 31, 2009.

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

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized".  Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized.  As of December 31, 2009 each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

First National Bank, as a national bank, generally may pay dividends, without obtaining the express approval of the OCC, in an amount up to its retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year.  Retained net profits as defined by the OCC, consists of net income less dividends declared during the period.  On March 16, 2009, the OCC informed the Company’s lead bank, First National, of the OCC’s decision to establish individual minimum capital ratios for First National in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National to maintain, on an ongoing basis, Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of December 31, 2009, First National exceeded these requirements.  These capital ratios for First National may affect the amount of dividends that First National has the ability to pay.  Boone Bank, Randall-Story Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits.  Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits.  Generally, reserves of 3% must be maintained against total transaction accounts of $55,200,000 or less (subject to an exemption not in excess of the first $10,700,000 of transaction accounts).  A reserve of $1,656,000 plus 10% of amounts in excess of $55,200,000 must be maintained in the event total transaction accounts exceed $55,200,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements.  Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

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

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years
Kathy L. Baker	63	Named President and Director of United Bank on January 1, 2008. Previously served as a Vice President in the lending department of United Bank.

Scott T. Bauer	47	Named President of First National in 2007. Previously served as Executive Vice President and Senior Vice President of First National. Also serves as Director of First National.

Kevin G. Deardorff	55	Vice President & Technology Director of the Company.

Daniel L. Krieger	73
Chairman of the Company since 2003 and President of Company from 1997 to 2007. Also serves as a Director of the Company, Chairman of the Board and Trust Officer of First National and Chairman of the Board of Boone Bank.  Previously served as President of First National and Chairman of the Board of United Bank.

Stephen C. McGill	55	President of State Bank since 2003. Previously served as Senior Vice President of State Bank. Director of State Bank.

John P. Nelson	43	Vice President, Secretary and Treasurer of Company. Also serves as Director of Randall-Story Bank.

Thomas H. Pohlman	59
Named President of the Company in 2007.  Previously served as Chief Operating Officer of the Company in 2006 and President of First National from 1999 to 2007. Director of the Company and First National, State Bank  and United Bank.

Jeffrey K. Putzier	48	President of Boone Bank since 1999. Director of Boone Bank.

Richard J. Schreier	42	Named President of Randall-Story in May, 2008. Also serves as a director at Randall-Story. Previously served as Senior Vice President of lending at Randall-Story and State Bank.

Terrill L. Wycoff	66	Executive Vice President of First National since 2000. Director of First National.

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

In particular, the latter half of 2007 through 2009 saw many negative developments in the financial services industry which have caused significant uncertainty and volatility in the financial markets in general. Additionally, the severe economic downturn that began in the fourth quarter of 2008 has continued into 2010 and, although a gradual recovery appears underway, there remains significant economic uncertainty that could continue to undermine business and commercial activity on a global basis.  As a consequence of this recession, a wide range of industries continue to face serious challenges, related in part to reduced consumer confidence.

The current economic downturn has caused many lending institutions to experience declines in the performance of their loans. The values of real estate collateral supporting mortgage loans have declined and may continue to do so, providing less security for those loans. Across the industry, bank holding companies and bank stock prices have been volatile, as has the ability of banks to raise capital and borrow. Because of the uncertainty and upheaval within the financial markets and industry, there is a potential for new federal and/or state laws and regulations regarding lending, funding and liquidity practices of banks. Proposals for significant regulatory reform of financial institutions are currently pending in Congress.  Any new legislation or regulations could negatively impact the Company’s operations.

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

Individual Minimum Capital Ratios

In March of 2009, the OCC imposed individual minimum capital ratios requiring First National to maintain, on an ongoing basis, Tier One Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk Weighted Assets.  As of December 31, 2009, First National exceeded these capital ratios.  Failure to maintain the individual minimum capital ratios could result in additional regulatory action against First National.

Risks Associated with Loans

A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company’s loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations.  During 2009, the Company’s allowance for loan losses and its level of impaired loans increased by $872,000 and $3,677,000, respectively, over 2008 figures, and these amounts may continue to increase during 2010 as the economic downturn continues to adversely impact the Company’s borrowers.

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

The Company makes various assumptions and judgments about the collectability of the Company’s loan portfolio, including the creditworthiness of the Company’s borrowers and the value of the real estate and other assets serving as collateral for the repayment of the Company’s loans.  Despite the Company’s underwriting and monitoring practices, the Company’s loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance.  The Company may experience significant loan losses, which could have a material adverse effect on its operating results.  Because the Company must use assumptions regarding individual loans and the economy, the current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary.  The Company may need to significantly increase the Company’s provision for losses on loans if one or more of the Company’s larger credit relationships becomes delinquent.  Material additions to the Company’s allowance would materially decrease the Company’s net income.  The Company cannot provide any assurance that its monitoring procedures and policies will reduce certain lending risks or that the Company’s allowance for loan losses will be adequate to cover actual losses.

Equity Securities

In 2009, the Company did not have realized net gains in the Company’s equity securities as the Company has had in the past.  The Company’s equity securities portfolio has been reduced to $4.3 million as of December 31, 2009 (on an unconsolidated basis, excluding Bank holdings) in part to reduce the Company’s exposure to the market’s volatility, which may result in limited equity securities gains in 2010 as compared to past years.  The Company invests capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks.  The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.  The strategy, however, did not prove successful in 2009 as problems in the residential mortgage industry caused a significant decline in the market value of the Company’s equity securities.  Unrealized losses in the Company’s equity portfolio totaled $1.3 million and $1.0 million (at the holding company level on an unconsolidated basis) as of December 31, 2009 and 2008, respectively.  Realized losses were $47,000 during 2009, as compared realized gains of $3.2 million during 2008.  In addition, the Company recognized no impairment losses in the equity portfolio in 2009 and $8.5 million in 2008.  The losses in 2008 were in connection with the impairment of Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) preferred stock.  It is possible that the Company may incur impairment losses in 2010 which would have a negative impact on the Company’s earnings for the year.

Debt Securities

A substandard performance in the Company’s debt securities portfolio could negatively impact the Company’s earnings.  The Company has invested in state and political subdivisions, U.S. government mortgage-backed securities, corporate bonds, U.S. government agencies and U.S. treasuries.  The Company incurred impairment losses of approximately $30,000 and $3.6 million in its debt securities portfolio during 2009 and 2008, respectively, and it is possible that the Company may incur impairment losses on its debt securities during 2010 if economic conditions continue to deteriorate and adversely impact the issuers of the Company’s debt securities.  Any impairment losses on debt securities would have a negative impact on the Company’s earnings for the year.

Other Real Estate Owned

“Other real estate owned” consists of real estate collateral that the Company has received in foreclosure, or accepted in lieu of foreclosure, of impaired loans.  The value of the Company’s holdings of other real estate owned decreased to $10.5 million as of December 31, 2009 from $13.3 million as of December 31, 2008, primarily due to the impairment write downs and sales of other real estate owned, offset in part by foreclosures.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new costs basis or fair value less cost to sell.  These independent appraisals or evaluations are performed periodically by management with respect to current and any future other real estate owned, and any subsequent write-downs will be recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.  Due to potential changes in economic conditions, it is reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Rising Interest Rates

An increase in interest rates that may occur in connection with the recovery of the economy could negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily its deposits and other borrowings).  Therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income, as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.
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

Although the Company’s current sources of funds are adequate for its liquidity needs, there can be no assurance in this regard for the future. If additional debt is needed in the future, there can be no assurance that such debt would be available or, if available, would be on favorable terms.  The ability of banks and holding companies to raise capital or borrow in the debt markets may be affected by recent economic conditions. If additional financing sources are unavailable or not available on reasonable terms, the Company’s financial condition, results of operations and future prospects could be adversely affected.

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

Increase in Deposit Insurance Premium

On September 29, 2009, the FDIC developed a restoration plan to replenish the Deposit Insurance Fund over a period of eight years and to increase the deposit insurance reserve ratio to the statutory minimum of 1.15% of insured deposits.  To ensure that the reserve ratio returns to 1.15 percent within the statutorily mandated period of time, to meet the FDIC’s liquidity needs without imposing additional burdens on the industry during a period of stress, and to ensure that the deposit insurance system remains directly industry-funded, FDIC staff recommends that the Board: (1) Impose no further special assessments under the final rule adopted in May 2009; (2) Maintain assessment rates at their current levels through the end of 2010 and thereafter adopt a uniform 3 basis point increase in assessment rates effective January 1, 2011; (3) Extend the Amended Restoration Plan to eight years; and (4) Require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012, at the same time that institutions pay their regular quarterly deposit insurance assessments for the third quarter of 2009. An institution would initially account for the prepaid assessments as a prepaid expense (an asset); the Fund would initially account for the amount collected as both an asset (cash) and an offsetting liability (deferred revenue).  An institution’s quarterly risk-based deposit insurance assessment thereafter would be offset by the amount prepaid until that amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the institution. FDIC staff estimate that total prepaid assessments would amount to approximately $45 billion.  Any increase in the risk category of the Banks or any increase in the base assessment rates, or the imposition of any special assessments, would likely have a material adverse effect on the Company’s earnings.

Concentration of Operations

The Company’s operations are concentrated in central Iowa. As a result of this geographic concentration, the Company’s results may correlate to the economic conditions in this area, which were adversely impacted by the general decline in economic and market activity experienced during 2009 and 2008.  Continuing deterioration in economic conditions, particularly in the industries on which this area depends (including agriculture which, in turn, is dependent upon weather conditions and government support programs), may adversely affect the quality of the Company’s loan portfolio and the demand for the Company’s products and services, and accordingly, its financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's office is housed in the main office of First National located at 405 Fifth Street, Ames, Iowa and occupies approximately 3,357 square feet. A lease agreement between the Company and First National provides the Company will make available for use by First National an equal amount of interior space at the Company’s building located at 2330 Lincoln Way, Ames, Iowa in lieu of rental payments. The main office is owned by First National consists of approximately 45,000 square feet and includes a drive-through banking facility. In addition to its main office, First National conducts its business through two full-service offices, the University office and the North Grand office, and one super-market location, the Cub Food office. A full-service office opened in April of 2007 in Ankeny, Iowa and occupies approximately 14,000 square feet. The University office is located in a 16,000 square foot multi-tenant property owned by the Company. A 24-year lease agreement with the Company has been modified in 2002 to provide that an equal amount of interior space will be made available to the Company at First National’s main office at 405 Fifth Street in lieu of rental payments. First National will continue to rent the drive-up facilities of approximately 1,850 square feet at this location for $1,200 per month. The Cub Foods office is leased by First National under a one year lease with a one year renewal option. The current annual rental payment is $19,000. All of the properties owned by the Company and First National are free of any mortgages.

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

The property the Company owns is located at 2330 Lincoln Way, Ames, Iowa consisting of a multi tenant building of approximately 16,000 square feet.  First National leases 5,947 square feet of this building to serve as its University Office and remaining rentable space is leased to six tenants for business purposes.  The Company owns a real estate property adjacent to 2330 Lincoln Way at 2318 Lincoln Way which consists of a single story commercial building with 2,400 square feet of leased space that is currently leased by one tenant for business purposes.

ITEM 3.  LEGAL PROCEEDINGS

The Banks are from time to time parties to various legal actions arising in the normal course of business.  The Company believes that there is no threatened or pending proceeding against the Company or the Banks, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company or the Banks.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 26, 2010, the Company had approximately 507 shareholders of record and an estimated 940 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts.  The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”.  Trading in the Company’s common stock is, however, relatively limited.

Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

	2009			2008
Quarter	Market Price High	Low	Quarter	Market Price High	Low
1st	$28.79	$14.87	1st	$20.95	$18.26
2nd	$27.00	$16.68	2nd	$22.94	$15.12
3rd	$27.00	$22.21	3rd	$42.11	$15.60
4th	$25.00	$18.50	4th	$26.98	$20.58

The Company declared aggregate annual cash dividends in 2009 and 2008 of approximately $3,773,000 and $10,564,000, respectively, or $0.40 per share in 2009 and $1.12 per share in 2008.  In February 2010, the Company declared a cash dividend of approximately $1,038,000 or $0.11 per share. Quarterly dividends declared during the last two years were as follows:

	2009	2008
Quarter	Cash dividends declared per share	Cash dividends declared per share
1st	$0.10	$0.28
2nd	$0.10	$0.28
3rd	$0.10	$0.28
4th	$0.10	$0.28

The decision to declare any such cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors of the Company and will be subject to, among other things, the future earnings, capital requirements and financial condition of the Company and certain regulatory restrictions imposed on the payment of dividends by the Banks.  Such restrictions are discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and regulatory matters in the Notes to the Company’s financial statements included herein.

The Board of Directors of the Company did not renew the previously announced stock repurchase program for 2009 and no purchases were made under the program in 2009 or 2008.

The following performance graph provides information regarding cumulative, five-year total return on an indexed basis of the Company's Common Stock as compared with the NASDAQ Composite Index, the SNL Midwest OTC Bulletin Board Bank Index (“Midwest OTC Bank Index”) and the SNL NASDAQ Bank Index prepared by SNL Financial L.C. of Charlottesville, Virginia. The Midwest OTC Bank Index reflects the performance of 138 bank holding companies operating principally in the Midwest as selected by SNL Financial. The SNL NASDAQ Bank Index is comprised of 329 bank and bank holding companies listed on the NASDAQ market throughout the United States. The indexes assume the investment of $100 on December 31, 2004 in the Common Stock, the NASDAQ Composite Index, Midwest OTC Bank Index and the SNL NASDAQ Bank Index with all dividends reinvested. The Company’s stock price performance shown in the following graph is not indicative of future stock price performance.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2005 through 2009 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Selected Financial Data

	Year Ended December 31,

(dollars in thousands, except per share amounts)	2009	2008	2007	2006	2005

STATEMENT OF INCOME DATA
Interest income	$38,891	$45,514	$47,562	$44,296	$41,306
Interest expense	10,226	16,402	23,537	21,306	15,933

Net interest income	28,665	29,112	24,025	22,990	25,373
Provision (credit) for loan losses	1,558	1,313	(94)	(183)	331

Net interest income after provision (credit) for loan losses	27,107	27,799	24,119	23,173	25,042
Noninterest income (loss)	6,924	(3,008)	7,208	6,674	5,613
Noninterest expense	22,732	17,594	16,776	15,504	15,210

Income before provision for income tax	11,299	7,197	14,551	14,343	15,445
Provision for income tax	2,293	845	3,542	3,399	3,836

Net Income	$9,006	$6,352	$11,009	$10,944	$11,609

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$3,773	$10,564	$10,183	$9,801	$9,417
Cash dividends declared per share	$0.40	$1.12	$1.08	$1.04	$1.00
Basic and diluted earnings per share	$0.95	$0.67	$1.17	$1.16	$1.23
Weighted average shares outstanding	9,432,915	9,431,393	9,427,503	9,422,402	9,415,599

BALANCE SHEET DATA
Total assets	$915,570	$858,141	$861,591	$838,853	$819,384
Net loans	415,434	452,880	463,651	429,123	440,318
Deposits	722,164	664,795	690,119	680,356	668,342
Stockholders' equity	112,340	103,837	110,021	112,923	109,227
Equity to assets ratio	12.27%	12.10%	12.77%	13.46%	13.33%

	Year Ended December 31,
	2009	2008	2007	2006	2005

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$9,006	$6,352	$11,009	$10,944	$11,609
Average assets	880,057	857,705	843,788	818,450	831,198
Average stockholders' equity	108,412	107,794	111,371	109,508	109,802

Return on assets (net income divided by average assets)	1.02%	0.74%	1.30%	1.34%	1.40%
Return on equity (net income divided by average equity)	8.31%	5.89%	9.89%	9.99%	10.57%
Net interest margin (net interest income divided by average earning assets)	3.78%	3.94%	3.39%	3.29%	3.56%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	63.87%	67.40%	53.71%	52.27%	49.09%
Dividend payout ratio (dividends per share divided by net income per share)	42.11%	167.16%	92.31%	89.66%	81.30%
Dividend yield (dividends per share divided by closing year-end market price)	1.89%	4.22%	5.54%	4.95%	3.89%
Equity to assets ratio (average equity divided by average assets)	12.32%	12.57%	13.20%	13.38%	13.21%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ames National Corporation (Company) is a bank holding company established in 1975 that owns and operates five bank subsidiaries (Banks) in central Iowa.  The following discussion is provided for the consolidated operations of the Company and its Banks: First National, State Bank, Boone Bank, Randall-Story Bank and United Bank. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks and the managing of its own bond and equity portfolio.  Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker-dealer.  The Company employs twelve individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems and the coordination of management activities, in addition to 175 full-time equivalent individuals employed by the Banks.

The Company’s primary competitive strategy is to utilize seasoned and competent Bank management and local decision-making authority to provide customers with prompt response times and flexibility in the products and services offered.  This strategy is viewed as providing an opportunity to increase revenues through the creation of a competitive advantage over other financial institutions.  The Company also strives to remain operationally efficient to improve profitability while enabling the Banks to offer more competitive loan and deposit rates.

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Banks; (ii) service charges on deposit accounts maintained at the Banks; (iii) interest on fixed income investments held by the Company and the Banks; (iv) fees on trust services provided by those Banks exercising trust powers; and (v) securities gains.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) FDIC insurance assessments; and (vi) other real estate owned costs.  The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company reported net income of $9,006,000 for the year ended December 31, 2009 compared to $6,352,000 and $11,009,000 reported for the years ended December 31, 2008 and 2007, respectively. This represents an increase of 41.8% when comparing 2009 to 2008. The increase in net income in 2009 from 2008 was primarily the result of improved non-interest income due to the losses associated with other-than-temporary impairment of investment securities in 2008 as compared to 2009.  This improvement was offset in part by higher non-interest expense associated primarily with other real estate owned and FDIC insurance assessments. The decrease in net income in 2008 from 2007 of 42.3% was the result of lower non-interest income associated with the other-than-temporary impairment of investment securities recorded in 2008.  Although net interest income improved 21% in 2008 over 2007, this increase was more than offset by lower non-interest income associated with the other-than-temporary impairment of investment securities recorded in 2008.  Earnings per share for 2009 were $0.95 compared to $0.67 in 2008 and $1.17 in 2007.  All five Banks demonstrated profitable operations during 2009.

The Company’s return on average equity for 2009 was 8.31% compared to 5.89% and 9.89% in 2008 and 2007, respectively, and the return on average assets for 2009 was 1.02% compared to 0.74% in 2008 and 1.30% in 2007.  The increase in return on average equity and assets when comparing 2009 to 2008 was primarily a result of the other-than-temporary impairment on investment securities recorded in 2008, offset in part by increased costs associated with other real estate owned and FDIC insurance assessments.  The decrease in return on average equity and assets when comparing 2008 to 2007 was primarily a result of the other-than-temporary impairment on investment securities recorded in 2008.

The following discussion will provide a summary review of important items relating to:

•	Challenges
•	Key Performance Indicators
•	Industry Results
•	Critical Accounting Policies
•	Income Statement Review
•	Balance Sheet Review
•	Asset Quality Review and Credit Risk Management
•	Liquidity and Capital Resources
•	Interest Rate Risk
•	Inflation
•	Forward-Looking Statements

Challenges

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges.

•
On July 16, 2008, the Company’s lead bank, First National, entered into an informal Memorandum of Understanding with the Office of the Comptroller of the Currency (the “OCC”) regarding First National’s commercial real estate loan portfolio, including actions to be taken with respect to commercial real estate risk management procedures, credit underwriting and administration, appraisal and evaluation processes, problem loan management, credit risk ratings recognition and loan review procedures.  Since entering into the Memorandum, management has actively pursued the corrective actions required by the Memorandum in an effort to address the deficiencies noted in administration of its commercial real estate loan portfolio.   On January 14, 2010, the OCC terminated the Memorandum of Understanding.

•
In March of 2009, the OCC imposed individual minimum capital ratios requiring First National to maintain, on an ongoing basis, Tier One Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk Weighted Assets.  As of December 31, 2009, First National exceeded these capital ratios.  Failure to maintain the individual minimum capital ratios could result in additional regulatory action against First National.

•
The Company and the Banks have invested in various corporate bonds issued by various companies whose financial condition may further deteriorate, thus requiring additional impairment charges.  Management believes that impairments in the investment portfolio at December 31, 2009 are temporary; however, it is reasonably possible that additional impairment charges may be necessary on investment securities in future periods if financial and economic conditions do not improve or deteriorate further.

•
Interest rates are likely to increase as the economy continues its gradual recovery and an increasing interest rate environment may present a challenge to the Company.  Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense may increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

•
In 2009, the Company did not recognize net gains in the Company’s equity securities as typically occurred in the past years.  The Company’s equity securities portfolio (excluding the Banks) has been reduced to $4.3 million as of December 31, 2009 in response to the volatility in the stock market. This reduction will likely result in limited securities gains in 2010 when compared to past years.  The Company invests a portion of its’ capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks.  The Company focuses on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.  The strategy, however, did not prove successful in 2009 as problems due to the national recession caused a significant decline in the market value of the Company’s equity securities.  Unrealized losses in the Company’s equity portfolio totaled $1.3 million and $1.0 million (at the holding company level on an unconsolidated basis) as of December 31, 2009 and 2008, respectively.  The Company recognized losses in its equity portfolio of $47,000 during 2009, compared to realized gains of $3.2 million during 2008 (at the holding company level on an unconsolidated basis).  Additionally, the Company recognized no impairment losses in the equity portfolio in 2009 and $8.5 million in 2008.  The losses in 2008 were in connection with the impairment of Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) preferred stock.  The Company has significantly reduced its exposure to equity securities, although it is possible that the Company may incur impairment losses in 2010 which would have a negative impact on the Company’s earnings for the year.

•
Loans amounted to $415.4 million and $452.9 million as of December 31, 2009 and 2008, respectively.  The loan portfolio decreased 8.3% during the year ended December 31, 2009.  The decline in the loan portfolio is primarily due to declines in the commercial operating and commercial real estate loan portfolios.  A continued decline in the loan portfolio would have a negative impact on the Company’s earnings for the year.

•
The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2009 and 2008 and significantly contributed to the Company’s increased level of non-performing loans, other real estate owned and related costs.  During the year ended December 31, 2009, the Company foreclosed on six real estate properties (other real estate owned) totaling $1.8 million in the Des Moines market.  Presently, the Company has $4.7 million in impaired loans with four Des Moines development companies with specific reserves totaling $371,000.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

•
Other real estate owned amounted to $10.5 million and $13.3 million as of December 31, 2009 and 2008, respectively.  Other real estate owned costs amounted to $4,198,000, $151,000 and $120,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that changes in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

•
The FDIC imposes an assessment against all depository institutions for deposit insurance.  Notably, the FDIC has the authority to increase insurance assessments and has increased deposit insurance assessments in 2009.  FDIC insurance assessments amounted to $1,675,000, $243,000 and $159,000 for the years ended December 31, 2009, 2008 and 2007, respectively.   In 2009, 140 banks failed compared to 25 bank failures in 2008 and 3 in 2007. In 2011, the FDIC has a scheduled assessment increase for all FDIC insured institutions.  An increase in FDIC deposit assessments will have a negative impact on the Company’s earnings.

•
The Company operates in a highly regulated environment and is subject to extensive regulation, supervision and examination.  Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.  In this respect potentially landscape-changing legislative proposals have been introduced in Congress and by regulatory agencies with respect to their respective regulatory powers.  Such regulation and supervision govern the activities in which an institution may engage and are intended primarily for the protection of the Bank, its depositors and the FDIC.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing banks, could have a material impact on the Company’s operations.  It is unknown at this time to what extent legislation will be passed into law or regulatory proposals will be adopted, or the effect that such passage or adoption will have on the banking industry or the Company.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 8,012 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Year Ended December 31,
	2009		2008		2007
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.02%	0.09%	0.74%	0.12%	1.30%	0.81%

Return on equity	8.31%	0.90%	5.89%	1.24%	9.89%	7.75%

Net interest margin	3.78%	3.47%	3.94%	3.18%	3.39%	3.29%

Efficiency ratio	63.87%	55.53%	67.40%	59.02%	53.71%	59.37%

Capital ratio	12.32%	8.65%	12.57%	7.49%	13.20%	7.98%

Key performance indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company’s return on assets ratio is higher than that of the industry, primarily as a result of the Company’s higher net interest margins and lower provision for loan losses.

•	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company.  The Company’s return on equity ratio is higher than the industry primarily as a result the Company’s higher net interest margins and lower provision for loan losses.

•	Net Interest Margin

This ratio is calculated by dividing net interest income by average earning assets.  Earning assets consist primarily of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings.  The Company’s net interest margin is higher than peer bank averages.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio is higher than the industry average.  The Company’s efficiency ratio decreased in 2009 as compared to 2008 primarily as a result of the other-than-temporary impairment in 2008.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2009:

Fourth Quarter Earnings Are Slightly Above Break-Even

The benefits of a recovering economy and stable financial markets in year-over-year comparisons were evident in the performance of insured depository institutions in the fourth quarter. The small profit reported by the industry in the quarter essentially represented break-even performance, but it contrasted sharply with the record quarterly loss posted in the fourth quarter of 2008. Fourth quarter bank net income for the industry was $914 million, compared with a $37.8 billion net loss a year earlier. While much of the year-over-year earnings improvement was concentrated among the largest banks, there was also evidence of a broader improving trend. For the first time in three years, more than half of insured institutions reported year-over-year improvement in net income. The percentage of institutions reporting a net loss for the quarter was lower than a year ago. The average return on assets (ROA) for all four of the asset size groups featured in the Quarterly Banking Profile was better than a year ago, although only the largest size group—institutions with more than $10 billion in assets—had a positive average ROA for the quarter.

Revenues Rebound from Fourth Quarter 2008

A number of factors contributed to the year-over-year improvement in quarterly earnings.   Noninterest income was $21.7 billion (53.2%) higher than in the fourth quarter of 2008, as several categories of noninterest income that were negative a year ago swung back into positive territory. Trading revenues totaled $2.8 billion in the quarter, compared with $9.2 billion in trading losses a year earlier. Servicing income also rebounded strongly, from a $390 million loss a year ago to a gain of $8.0 billion. Loan sales produced $1.3 billion in gains, versus $1.3 billion in losses in the fourth quarter of 2008. Another significant contribution to the improvement in earnings came from a $16.2 billion (14.2%) decline in noninterest expense. This decline was the result of an $18.1 billion (77.2%) reduction in charges for goodwill impairment and other intangible asset expenses. Quarterly loan-loss provisions posted a year-over-year decline for the first time since the third quarter of 2006, falling by $10.0 billion (14.1%). Provisions remained above $60 billion for the fifth consecutive quarter, but the $61.1 billion that institutions set aside in the quarter was the smallest quarterly total since the third quarter of 2008. Realized gains on securities and other assets totaled $158 million, an $8.7 billion improvement over the $8.6 billion in realized losses reported by the industry a year ago. Net interest income was higher than a year ago but only by $1.7 billion (1.8%).

Margins Register Improvement

The average net interest margin (NIM) in the fourth quarter was 3.49%, slightly lower than the 3.51% reported in the third quarter but higher than the 3.33% average in the fourth quarter of 2008.  The quarter-over-quarter decline was concentrated among larger institutions. More than half of all institutions (55.5%) reported higher NIMs compared to third quarter levels. Also, quarterly NIMs at a majority of institutions (53.0%) increased from a year ago, with larger institutions reporting the biggest gains.  Margin improvements helped offset declines in interest-bearing assets. Earning assets declined by $138.8 billion (1.2%) during the fourth quarter and fell by $477.2 billion (4.1%) for the full year.

Full Year Earnings Remain Well below Historical Norms

Full-year 2009 net income was $12.5 billion, up from $4.5 billion in 2008, but well below the $100 billion in net income the industry reported for 2007. Increased noninterest income, higher net interest income, and lower realized losses on securities and other assets outstripped increased noninterest expenses and higher loan loss provisions to produce the increase in earnings. Noninterest income was $52.8 billion (25.4%) higher than in 2008, with trading revenue registering a $26.6 billion improvement. Net interest income was $38.1 billion (10.6%) higher, as the full-year industry NIM rose for the first time in seven years. The average NIM in 2009 was 3.47%, the highest annual average since 2005. Realized losses on securities and other assets fell from $15.4 billion in 2008 to $1.4 billion in 2009. These positive contributions to the rise in full year earnings were partially offset by a $71.5 billion (40.6%) increase in loan loss provisions and a $16.3 billion (4.4%) increase in noninterest expense. More than one in four institutions (29.5%) reported negative net income for the year, up from 24.8% in 2008. This is the highest proportion of unprofitable institutions in any year since at least 1984. The average ROA in 2009 was 0.09%, up from 0.03% in 2008. As was the case in 2008, full-year industry earnings for 2009 (which consist of calendar-year net income of 8,012 insured institutions filing December 31 financial reports) would have been significantly lower if losses experienced by institutions that failed during the year were reflected in year-end reporting.

Loan Losses Rise for Twelfth Consecutive Quarter

Asset quality indicators worsened in the fourth quarter. Net charge-offs (NCOs) totaled $53.0 billion, an increase of $14.4 billion (37.2%) over the same period in 2008. The annualized net charge-off rate rose to 2.89%, up from 1.95% a year earlier and 2.72% in the third quarter of 2009. This is the highest quarterly NCO rate reported by the industry in the 26 years for which quarterly NCO data are available.  NCOs in all major loan categories increased from a year ago. The largest increases occurred in residential mortgage loans, where NCOs rose by $3.3 billion (47.7%); credit cards (up by $2.7 billion, or 41.4%); loans to commercial and industrial (C&I) borrowers (up $2.3 billion, or 37.0%); home equity loans (up $1.9 billion, or 58.6%); and real estate loans secured by nonfarm nonresidential properties (up $1.9 billion, or 130.9%).  This is the 12th consecutive quarter that NCOs have posted a year-over-year increase.

Growth in Noncurrent Loans Slows

Noncurrent loans and leases continued to rise through the end of the year, with a few notable exceptions. The total amount of loans and leases that were noncurrent (90 days or more past due or in nonaccrual status) increased by $24.3 billion (6.6%) in the fourth quarter, to $391.3 billion, or 5.37% of all loans and leases at year end. This is the highest level for the industry’s noncurrent rate in the 26 years that all insured institutions have reported noncurrent loan data. The increase in noncurrent loans in the quarter was largely driven by noncurrent residential mortgage loans, which rose by $23.2 billion (14.9%). Much of this increase—$19.1 billion—consisted of rebooked GNMA mortgages that have government guarantees. The amount of real estate loans secured by nonfarm nonresidential real estate properties that were noncurrent rose by $4.5 billion (12.2%). In contrast, noncurrent C&I loans declined by $3.5 billion (7.7%), and noncurrent real estate construction and development (C&D) loans fell by $2.0 billion (2.7%). This was the first time in three years that noncurrent C&I loans have declined and the first time in four years that noncurrent C&D loans have fallen.

Reserves Exceed Three Percent of Total Loans

Reserves for loan and lease losses increased by only $7.0 billion (3.2%) in the fourth quarter, as institutions added $8.1 billion more in loss provisions to their reserves than they took out in net charge-offs.  The average coverage ratio of reserves to noncurrent loans and leases fell from 60.1% to 58.1%, ending the year at the lowest level since midyear 1991. In contrast, the industry’s ratio of reserves to total loans and leases rose from 2.97% to 3.12% during the quarter, and is now at its highest level since the creation of the FDIC.  During 2009, 119 institutions filed year-to-date financial reports for one or more quarters of the year before their failure. Together, these institutions reported more than $8.2 billion in net losses through the first three quarters of 2009 that are not included in full-year earnings for the industry. These losses are reflected in the published quarterly industry earnings totals for the first three quarters of 2009. In addition, under purchase accounting rules, income and expenses that have been booked by acquired institutions are reset to zero as of the date when a change in ownership occurs; previously accrued income and expenses are reflected as adjustments to the assets, equity capital, and reserves of acquired institutions and are not included in the subsequent reporting of year-to-date income and expense.

Capital Ratios Improve

The industry’s capital also registered relatively slow growth in the quarter. Bank equity increased by only $4.1 billion (0.3%), the smallest increase in the last four quarters. Leverage capital (as defined for Prompt Corrective Action purposes) increased by $11.9 billion (1.1%). Despite the slow growth in capital, the industry’s regulatory capital ratios all improved, as industry assets fell.

Banks Report Further Declines in Loan Balances

Total assets of insured institutions fell for a fourth consecutive quarter, declining by $137.2 billion (1.0%). During the year, total industry assets declined by a net $731.7 billion (5.3%), the largest percentage decline in a year since the inception of the FDIC. Total loan and lease balances declined for the sixth quarter in a row, falling by $128.8 billion (1.7%). The fourth-quarter decline was led by C&I loan balances, which fell by $54.5 billion (4.3%); real estate C&D loans (down $41.5 billion, or 8.4%); loans to depository institutions (down $21.2 billion, or 15.9%); and residential mortgage loans (down $11.2 billion, or 0.6%). Credit card balances increased $29.1 billion during the quarter (7.4%), but balances in all other major loan categories declined. Insured institutions continued to add to their securities holdings. Slightly more than half of all insured institutions (52%) reported declining loan balances in the fourth quarter. Total securities increased by $103.7 billion (4.3%) during the quarter, with mortgage backed securities rising by $44.8 billion (3.3%), and U.S. Treasury securities increasing by $15.9 billion (18.3%). During 2009, insured institution securities holdings increased by $465.1 billion (22.9%).

Deposit Growth Remains Strong

Institutions continued to increase their reliance on deposit funding in the fourth quarter. Even as assets were declining, total deposits increased by $125.7 billion (1.4%), as domestic noninterest-bearing deposits rose by $89.8 billion (6.1%). Nondeposit liabilities fell by $268.1 billion (10.0%) during the quarter, led by a $184.1 billion (23.3%) decline in Federal funds purchased and securities sold under repurchase agreements. Federal Home Loan Bank advances fell by $42.6 billion (7.4%). During the quarter, the percentage of industry assets funded by deposits rose from 68.7% to 70.4%, the highest level since March 31, 1996.

Industry Consolidation Continues

The number of insured commercial banks and savings institutions reporting financial results declined by 87 during the fourth quarter. Only three new charters were added during the quarter, while 43 institutions were absorbed by mergers and 45 institutions failed. For the full year, the number of reporting institutions fell from 8,305 to 8,012. Only 31 new charters were added in 2009, the smallest annual total since 1942. Mergers absorbed 179 institutions during the year, and 140 insured institutions failed. This is the largest number of bank failures in a year since 1992. The number of institutions on the FDIC’s “Problem List” rose to 702 at the end of 2009, from 552 at the end of the third quarter and 252 at the end of 2008. Total assets of “problem” institutions were $402.8 billion at year end 2009, compared with $345.9 billion at the end of September and $159.0 billion at the end of 2008. Both the number and assets of “problem” institutions are at the highest level since June 30, 1993.

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

In December of 2006, the Office of the Comptroller of the Currency and other federal banking regulatory agencies issued in inter-agency policy statement to provide guidance to boards of directors and management concerning the process for reviewing and determining the allowance for loan losses and to ensure consistency of that process with generally accepted accounting principles.   For further discussion concerning the allowance for loan losses and the process of establishing specific reserves, see the section of this Report entitled “Asset Quality Review and Credit Risk Management” and “Analysis of the Allowance for Loan Losses”.

Other Real Estate Owned

Real estate properties acquired through or in lieu of foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  The portion of interest costs relating to development of real estate is capitalized.  Independent appraisals or evaluations are periodically performed by management; and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost basis or fair value less cost to sell. These appraisals or evaluations are inherently subjective and require estimates that are susceptible to significant revisions as more information becomes available.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Other-Than-Temporary Impairment of Investment Securities

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are generally reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the intent to sell the investment securities and the more likely than not requirement that the Company will be required to sell the investment securities prior to recovery (2) the length of time and the extent to which the fair value has been less than cost and (3) the financial condition and near-term prospects of the issuer.  Due to potential changes in conditions, it is at least reasonably possible that changes in management’s assessment of other-than-temporary impairment will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

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

ASSETS
	2009			2008			2007
	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$68,677	$3,536	5.15%	$82,448	$4,915	5.96%	$78,241	$6,201	7.93%
Agricultural	36,351	2,196	6.04%	32,230	2,227	6.91%	31,964	2,696	8.43%
Real estate	304,362	18,074	5.94%	324,863	20,754	6.39%	321,225	21,209	6.60%
Consumer and other	25,078	1,407	5.61%	24,241	1,562	6.44%	22,658	1,523	6.72%

Total loans (including fees)	$434,468	$25,213	5.80%	$463,782	$29,458	6.35%	$454,088	$31,629	6.97%

Investment securities
Taxable	203,735	7,967	3.91%	$196,619	$9,813	4.99%	$198,689	$9,393	4.73%
Tax-exempt 2	151,340	7,991	5.28%	140,425	8,894	6.33%	143,623	9,395	6.54%

Total investment securities	$355,075	$15,958	4.49%	$337,044	$18,707	5.55%	$342,312	$18,788	5.49%

Interest bearing deposits with banks	28,159	472	1.68%	$5,053	$193	3.82%	$864	$37	4.28%
Federal funds sold	13,486	27	0.20%	8,918	171	1.92%	4,630	233	5.03%

Total interest-earning assets	$831,189	$41,669	5.01%	$814,797	$48,529	5.96%	$801,894	$50,687	6.32%

Noninterest-earning assets
Cash and due from banks	$20,720			$19,581			$18,086
Premises and equipment, net	12,216			13,007			13,618
Other, less allowance for loan losses	15,932			10,320			10,190

Total noninterest-earning assets	$48,868			$42,908			$41,894

TOTAL ASSETS	$880,057			$857,705			$843,788

1 Average loan balance includes nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2009			2008			2007
	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$355,504	$1,650	0.46%	$317,346	$3,658	1.15%	$309,787	$7,734	2.50%
Time deposits < $100,000	157,749	4,488	2.84%	170,223	6,603	3.88%	179,740	7,996	4.45%
Time deposits > $100,000	84,786	2,290	2.70%	97,193	3,947	4.06%	107,600	5,325	4.95%

Total deposits	$598,040	$8,428	1.41%	$584,762	$14,208	2.43%	$597,127	$21,055	3.53%
Other borrowed funds	83,841	1,798	2.14%	78,764	2,194	2.79%	57,047	2,482	4.35%

Total Interest-bearing liabilities	$681,881	$10,226	1.50%	$663,526	$16,402	2.47%	$654,174	$23,537	3.60%

Noninterest-bearing liabilities
Demand deposits	84,245			78,033			70,459
Other liabilities	5,519			8,352			7,784

Stockholders' equity	108,412			107,794			111,371

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$880,057			$857,705			$843,788

Net interest income		$31,443	3.78%		$32,127	3.94%		$27,150	3.39%

Spread Analysis
Interest income/average assets		$41,669	4.73%		$48,529	5.66%		$50,687	6.01%
Interest expense/average assets		10,226	1.16%		16,402	1.91%		23,537	2.79%
Net interest income/average assets		31,443	3.57%		32,127	3.75%		27,150	3.22%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate.  For example, commercial loan interest income decreased $1,379,000 in 2009 compared to 2008.  Decreased volume of commercial loans lowered income in 2009 by $761,000 and lower interest rates lowered interest income in 2009 by $618,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

	2009 Compared to 2008			2008 Compared to 2007
(dollars in thousands)
	Volume	Rate	Total 1	Volume	Rate	Total 1
Interest income
Loans
Commercial	$(761)	$(618)	$(1,379)	$320	$(1,606)	$(1,286)
Agricultural	267	(298)	(31)	22	(491)	(469)
Real estate	(1,266)	(1,414)	(2,680)	235	(690)	(455)
Consumer and other	52	(207)	(155)	103	(64)	39

Total loans (including fees)	(1,708)	(2,537)	(4,245)	680	(2,851)	(2,171)

Investment securities
Taxable	344	(2,190)	(1,846)	(98)	518	420
Tax-exempt	653	(1,556)	(903)	(205)	(296)	(501)

Total investment securities	997	(3,746)	(2,749)	(303)	222	(81)

Interest bearing deposits with banks	441	(162)	279	160	(4)	156
Federal funds sold	59	(203)	(144)	136	(198)	(62)

Total interest-earning assets	(211)	(6,649)	(6,860)	673	(2,831)	(2,158)

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	396	(2,404)	(2,008)	185	(4,261)	(4,076)
Time deposits < $100,000	(454)	(1,661)	(2,115)	(408)	(985)	(1,393)
Time deposits > $100,000	(457)	(1,200)	(1,657)	(482)	(896)	(1,378)

Total deposits	(515)	(5,265)	(5,780)	(705)	(6,142)	(6,847)

Other borrowed funds	136	(532)	(396)	768	(1,056)	(288)

Total interest-bearing liabilities	(379)	(5,797)	(6,176)	63	(7,198)	(7,135)

Net interest income-earning assets	$168	$(852)	$(684)	$644	$4,333	$4,977

1 The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest bearing liabilities.  The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income.  Refer to the tables preceding this paragraph for additional detail.  Interest earned and interest paid are also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities.  Net interest income divided by average earning assets is referred to as net interest margin.  For the years December 31, 2009, 2008 and 2007, the Company's net interest margin was 3.78%, 3.94% and 3.39%, respectively.

Net interest income during 2009, 2008 and 2007 totaled $28,665,000, $29,112,000 and $24,025,000, respectively, representing a 2% decrease in 2009 compared to 2008 and a 21% increase in 2008 from 2007.  Net interest income declined in 2009 as compared to 2008 as yields on loans and investment securities declined more than yields on deposits and other borrowings.  Net interest income improved in 2008 as compared to 2007 as yields on deposits and other borrowings declined more than yields on loans and investment securities.

The high level of competition in the local markets will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s largest market, Ames, Iowa, has ten banks, two thrifts, four credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other communities creating similarly competitive environments.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses.  The Company’s provision for loan losses for the year ended December 31, 2009 was $1,558,000 compared to $1,313,000 during the same period from the previous year. Increases in the general factors used to calculate the provision for loan losses due to weakening economic conditions and a higher level of specific reserve on impaired loans, offset in part by a decrease in the loan portfolio, were the primary reasons the provision for loan losses increased from 2008 to 2009.  The Company’s provision (credit) for loan losses for the year ended December 31, 2008 was $1,313,000 compared to ($94,000) during the same period from the previous year.  Increases in the general factors used to calculate the provision for loan losses due to weakening economic conditions and a higher level of risk associated with construction and commercial real estate loan portfolios was the primary reason the provision for loan losses increased from 2007 to 2008.  Refer to the Asset Quality and Credit Risk Management discussion for additional details with regard to loan loss provision expense.

Management believes the allowance for loan losses is adequate to absorb probable losses in the current portfolio. This statement is based upon management's continuing evaluation of inherent risks in the current loan portfolio, current levels of classified assets and general economic factors. The Company will continue to monitor the allowance and make future adjustments to the allowance as conditions dictate.  Due to potential changes in conditions, it is at least reasonably possible that change in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Noninterest Income (Loss) and Expense

Total noninterest income (loss) is comprised primarily of fee-based revenues from trust and agency services, bank-related service charges on deposit activities, net securities gains, other-than-temporary impairment of investment securities, merchant and ATM fees related to electronic processing of merchant and cash transactions and secondary market income.

Noninterest income (loss) during the years ended 2009, 2008 and 2007 totaled $6,924,000, ($3,008,000) and $7,208,000, respectively.  The higher non-interest income in 2009 as compared to 2008 related primarily to significant other-than-temporary impairment of investment securities in 2008, offset in part by lower securities gains in 2009 as compared to 2008.  Impairment for 2008 primarily related to charges of $8,451,000 related to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation preferred stock and $3,603,000 related to three corporate bonds.  The lower non-interest income in 2008 as compared to 2007 related primarily to the other-than-temporary impairment of investment securities and lower trust department income, offset in part by higher realized gains on the sale of securities.  Excluding the other-than-temporary impairment of investment securities and securities gains in 2009 and 2008, noninterest income increased 4.3% in 2009 as compared to 2008.  Excluding the other-than-temporary impairment of investment securities and securities gains in 2008 and 2007, noninterest income decreased 3.7% in 2008 as compared to 2007.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds.  Historically, the Company has not had any material expenses relating to discontinued operations, extraordinary losses or adjustments from a change in accounting principles.  Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 47% of noninterest expenses in 2009.

Noninterest expense during the years ended 2009, 2008 and 2007 totaled $22,732,000, $17,594,000 and $16,776,000, respectively, representing a 29% increase in 2009 compared to a 5% increase in 2008.  The primary reason for the increase in 2009 was the increases in other real estate owned costs, due primarily to impairment write downs, and the increase in FDIC insurance assessment, due to a one-time special assessment and increased assessment rates.  The primary reason for the increase in 2008 was the additional costs due to the opening of First National’s Ankeny office in April of 2007.  The percentage of noninterest expense to average assets was 2.58% in 2009, compared to 2.05% and 1.99% during 2008 and 2007, respectively.

Provision for Income Taxes

The provision for income taxes for 2009, 2008 and 2007 was $2,293,000, $845,000 and $3,542,000, respectively. This amount represents an effective tax rate of 20% during 2009, compared to 12% and 24% for 2008 and 2007, respectively.  The Company's marginal federal tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

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

Total assets increased to $915,570,000 in 2009 compared to $858,141,000 in 2008, a 6.7% increase.  The Company’s investment securities increased $105,641,000, offset in part by a decrease in the loan portfolio of $37,446,000, when comparing year end 2009 and 2008.

Loan Portfolio

Net loans as of December 31, 2009 totaled $415,434,000, down from the $452,880,000 as of December 31, 2008, a decrease of 8%. The decrease in loan volume can be primarily attributed to the slowing economy creating less demand for commercial loans.  Loans are the primary contributor to the Company’s revenues and cash flows.  The average yield on loans was 131 and 80 basis points higher in 2009 and 2008, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2009.

	2009	2008	2007	2006	2005
(dollars in thousands)
Real Estate
Construction	$22,864	$35,326	$46,568	$30,600	$23,973
1-4 family residential	91,673	95,988	104,762	103,620	102,043
Commercial	141,741	153,366	147,023	139,149	153,920
Agricultural	30,788	33,547	33,684	31,092	30,606
Commercial	69,031	76,653	78,616	73,760	71,430
Agricultural	42,356	40,324	36,133	33,434	32,216
Consumer and other	24,693	24,528	22,782	24,276	33,340

Total loans	423,146	459,732	469,568	435,931	447,528
Deferred loan fees, net	60	72	137	276	445

Total loans net of deferred fees	$423,086	$459,660	$469,431	$435,655	$447,083

The Company's loan portfolio consists of real estate loans, commercial loans, agricultural loans and consumer loans.  As of December 31, 2009, gross loans totaled approximately $423 million, which equals approximately 59% of total deposits and 46% of total assets. The Company’s peer group (consisting of 439 bank holding companies with total assets of $500 to $1,000 million) loan to deposit ratio as of December 31, 2009 was a much higher 85%.  The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy.  As of December 31, 2009, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

Real estate loans include various types of loans for which the Banks hold real property as collateral and consist of loans primarily on commercial properties and single family residences.  Real estate loans typically have fixed rates for up to five years, with the Company’s loan policy permitting a maximum fixed rate maturity of up to 15 years.  The majority of construction loan volume is given to contractors to construct commercial buildings and these loans generally have maturities of up to 12 months.  The Banks originate residential real estate loans for sale to the secondary market for a fee.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2009

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

	Within one year	After one year but within five years	After five years	Total
(dollars in thousands)

Real Estate
Construction	$16,156	$6,532	$176	$22,864
1-4 family residential	24,089	58,055	9,529	91,673
Commercial	31,818	94,833	15,090	141,741
Agricultural	8,651	16,689	5,448	30,788
Commercial	26,467	41,674	890	69,031
Agricultural	28,055	13,419	882	42,356
Consumer and other	3,447	16,400	4,846	24,693

Total loans	$138,683	$247,602	$36,861	$423,146

	After one year but within five years	After five years

Loan maturities after one year with:
Fixed rates	$174,541	$29,472
Variable rates	73,061	7,389

	$247,602	$36,861

Loans Held For Sale

Mortgage origination funding awaiting delivery to the secondary market totaled $1,023,000 and $1,152,000 as of December 31, 2009 and 2008, respectively.  Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations.  The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income.  It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2009 were $418,655,000, an increase of $105 million or 34% from the prior year end.  As of December 31, 2009 and 2008, the investment portfolio comprised 46% and 36% of total assets, respectively.

The following table presents the fair values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2009, 2008 and 2007, respectively.  This portfolio provides the Company with a significant amount of liquidity.

	2009	2008	2007
(dollars in thousands)

U.S. treasury securities	$525	$546	$524
U.S. government agencies	106,640	49,695	95,597
U.S. government mortgage-backed securities	101,590	67,516	26,877
State and political subdivisions	178,052	128,741	133,283
Corporate bonds	24,300	55,237	64,953
Equity securities	7,548	11,279	18,708

Total	$418,655	$313,014	$339,942

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

During the year ended December 31, 2009, the Company recognized an other-than-temporary impairment charge of approximately $30,000.   Corporate bond investments with a fair value of $754,000 with two issuers are considered other-than-temporarily impaired at December 31, 2009. There are no other corporate bonds that the Company would consider to be other-than-temporarily impaired as of December 31, 2009.

The equity securities portfolio consisted primarily of financial and utility stocks as of December 31, 2009, 2008, and 2007.  The investment in the equity securities portfolio also includes various issues of Federal National Mortgage Association preferred stock and various issues of Federal Home Loan Mortgage Corporation preferred stock with a fair value of $91,000 at December 31, 2009, which has been classified as other-than-temporarily impaired.  During the year ended December 31, 2009, the Company did not recognize any ‘other-than-temporary’ impairment charges in the equity securities portfolio.  Management believes that there are no additional other-than-temporary impairments in the equity securities portfolio at December 31, 2009; however, it is possible that the Company may incur impairment losses in 2010.

As of December 31, 2009, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity.

Investment Maturities as of December 31, 2009

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties.

	Within one year	After one year but within five years	After five years but within ten years	After ten years	Total
(dollars in thousands)

U.S. treasury securities	$-	$525	$-	$-	$525
U.S. government agencies	7,051	80,239	18,071	1,279	106,640
U.S. government mortgage-backed securities	5,906	91,609	3,398	677	101,590
States and political subdivisions	14,653	91,701	61,744	9,954	178,052
Corporate bonds	4,050	14,651	5,599	-	24,300

Total	$31,660	$278,725	$88,812	$11,910	$411,107

Weighted average yield
U.S. treasury	0.00%	5.20%	0.00%	0.00%	5.20%
U.S. government agencies	2.96%	2.44%	3.25%	4.79%	2.64%
U.S government mortgage-backed securitites	3.64%	3.83%	4.23%	2.47%	3.83%
States and political subdivisions*	4.45%	4.72%	5.76%	6.09%	5.07%
Corporate bonds	4.51%	3.53%	5.44%	0.00%	4.45%

Total	3.97%	3.60%	5.16%	5.75%	4.09%

*Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

Deposits

Total deposits equaled $722,164,000 and $664,795,000 as of December 31, 2009 and 2008, respectively.  The increase of $57,369,000 can be attributed primarily to an increase in public funds and core deposits, offset in part by a decrease in certificates of deposit.  The deposit categories seeing the largest balance increases were NOW and money market accounts.

The Company’s primary source of funds is customer deposits. The Company attempts to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 68% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed.  Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company had only $694,000 of brokered deposits as of December 31, 2009 and 2008.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
(dollars in thousands)

Noninterest bearing demand deposits	$84,245	0.00%	$78,033	0.00%	$70,459	0.00%
Interest bearing demand deposits	174,716	0.42%	155,689	0.96%	152,898	2.29%
Money market deposits	147,782	0.54%	134,295	1.53%	130,548	3.06%
Savings deposits	33,007	0.34%	27,362	0.40%	26,341	0.86%
Time certificates < $100,000	157,749	2.84%	170,223	3.88%	179,740	4.45%
Time certificates > $100,000	84,786	2.70%	97,193	4.06%	107,600	4.95%

	$682,285		$662,795		$667,586
Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2009, 2008 and 2007.

	2009	2008	2007
(dollars in thousands)
3 months or less	$17,814	$18,808	$31,926
Over 3 through 12 months	45,007	38,589	50,646
Over 12 through 36 months	20,752	20,987	23,723
Over 36 months	3,481	2,995	2,894

Total	$87,054	$81,379	$109,189

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

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2009, 2008 and 2007.

	2009		2008		2007
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$40,490	0.64%	$38,510	1.30%	$30,033	3.39%

Other short-term borrowings	139	0.00%	1,064	0.00%	737	4.94%

FHLB term advances	16,500	3.12%	23,500	2.90%	4,000	4.67%

Term repurchase agreements	20,000	3.77%	20,000	3.77%	20,000	4.24%

Total	$77,129	1.98%	$83,074	2.33%	$54,770	3.81%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
(dollars in thousands)

Federal funds purchased & repurchase agreements	$42,795	0.92%	$40,340	2.11%	$46,447	4.28%

Other short-term borrowings	616	0.00%	689	1.89%	967	5.86%

FHLB term advances	20,430	3.11%	17,735	3.34%	2,414	4.97%

Term repurchase agreements	20,000	3.85%	20,000	3.69%	7,219	4.42%

Total	$83,841	2.14%	$78,764	2.79%	$57,047	4.35%

Maximum Amount Outstanding during the Year

Federal funds purchased and repurchase agreements	$50,493		$48,699		$58,457

Other short-term borrowings	$3,053		$1,351		$1,684

FHLB term advances	$23,500		$23,500		$4,000

Term repurchase agreements	$20,000		$20,000		$24,000

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  As of December 31, 2009, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods.  These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company.  For additional information, see Note 11 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Contractual Obligations

The following table sets forth the balance of contractual obligations by maturity period as of December 31, 2009 (in thousands).

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Deposits	$722,164	$644,547	$63,289	$14,328	$-

Federal funds purchased and securities sold under agreements to repurchase	40,490	40,490	-	-	-

Other short-term borrowings	139	139	-	-	-

Long-term borrowings	36,500	1,500	9,500	1,000	24,500

Operating lease obligation	41	14	16	11	-

Purchase obligations (1)	3,088	672	1,344	1,072	-

Total	$802,422	$687,362	$74,149	$16,411	$24,500

(1) Purchase obligations include data processing and Internet banking services contracts that include termination provisions that would accelerate all future payments in the event the Company changed service providers prior to the contracts’ expirations.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2009, totaled $415,434,000 as compared to $452,880,000 as of December 31, 2009, a decrease of 8%.  Net loans comprise 45% of total assets as of the end of 2009.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  As the following chart indicates, the Company’s non-performing assets have increased and total $21,448,000 as of December 31, 2009.  The Company’s level of problem assets as a percentage of assets of 2.34% as December 31, 2009 are lower than the average for FDIC insured institutions as of December 31, 2009 of 3.32%.  Though non-performing assets have increased, management believes that the allowance for loan losses remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ended December 31, 2009.

	2009	2008	2007	2006	2005
(dollars in thousands)

Non-performing assets:
Nonaccrual loans	$10,187	$6,339	$3,249	$291	$606
Loans 90 days or more past due	121	469	1,300	758	83

Total loans	10,308	6,808	4,549	1,049	689
Securities available-for-sale	660	358	-	-	-
Other real estate owned	10,480	13,334	2,846	2,808	1,742

Total non-performing assets	$21,448	$20,500	$7,395	$3,857	$2,431

The accrual of interest on non-accrual and other impaired loans is discontinued at 90 days or when, in the opinion of management, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received and principal obligations are expected to be recoverable. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair value of the loan’s collateral.

At December 31, 2009 and 2008, the Company had non-performing loans of approximately $10,308,000 and $6,808,000, respectively.  The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2009 and 2008 and contributed to the Company’s increased level of non-performing loans, other real estate owned and related costs.  During the year ended December 31, 2009, the Company foreclosed, among others, on six real estate properties (other real estate owned) totaling $1.8 million in the Des Moines market.  Presently, the Company has $4.7 million in impaired loans with four Des Moines development companies with specific reserves totaling $371,000.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit.

Impaired loans totaled $10,187,000 as of December 31, 2009 and were $3,677,000 higher than the impaired loans as of December 31, 2008.  The Company considers impaired loans to generally include the non-performing loans (consisting of non accrual loans and loans past due 90 days or more and still accruing) and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $999,000 and $257,000 at December 31, 2009 and 2008, respectively.  The average balances of impaired loans for the years ended December 31, 2009 and 2008, were $9,288,000 and $7,848,000, respectively.  For the years ended December 31, 2009, 2008 and 2007, interest income, which would have been recorded under the original terms of such loans, was approximately $564,000, $478,000 and $346,000, respectively, with $32,000, $155,000 and $180,000, respectively, recorded.  Loans greater than 90 days past due and still accruing interest were approximately $121,000 and $469,000 at December 31, 2009 and 2008, respectively.

Summary of the Allowance for Loan Losses

The provision for loan losses represents an expense charged against earnings to maintain an adequate allowance for loan losses. The allowance for loan losses is management’s best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance includes; an assessment of the financial condition of the borrower; a realistic determination of value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; an analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

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

	2009	2008	2007	2006	2005
(dollars in thousands)

Balance at beginning of period	$6,779	$5,781	$6,533	$6,765	$6,476
Charge-offs:
Real Estate
Construction	105	76	402	-	-
1-4 Family Residential	155	89	1	6	-
Commercial	415	70	25	-	28
Agricultural	15	-	-	-	-
Commercial	54	77	-	-	-
Agricultural	-	-	-	-	-
Consumer and other	122	115	299	99	119

Total Charge-offs	866	427	727	105	147

Recoveries:
Real Estate
Construction	6	-	-	-	-
1-4 Family Residential	27	3	1	1	-
Commercial	98	1	-	-	-
Agricultural	-	-	-	-	-
Commercial	3	35	21	6	33
Agricultural	-	-	-	-	-
Consumer and other	47	73	47	49	72

Total Recoveries	181	112	69	56	105

Net charge-offs	685	315	658	49	42
Provisions charged (credited) to operations	1,558	1,313	(94)	(183)	331

Balance at end of period	$7,652	$6,779	$5,781	$6,533	$6,765

Average Loans Outstanding	$434,468	$463,782	$454,088	$438,166	$435,997

Ratio of net charge-offs during the period to average loans outstanding	0.16%	0.07%	0.14%	0.01%	0.01%

Ratio of allowance for loan losses to total loans net of deferred fees	1.81%	1.47%	1.23%	1.50%	1.51%

The allowance for loan losses increased to $7,652,000 at the end of 2009 in comparison to the allowance of $6,779,000 at year end 2008 as a result of provisions in 2009 in the amount of $1,558,000 offset by net charge offs of $685,000.  The increase in the provision for loan losses was due primarily to an increase in factors related to weakening economic conditions and an increase in the specific reserve on impaired loans, offset in part by a decrease in the loan portfolio.  The allowance for loan losses increased to $6,779,000 at the end of 2008 in comparison to the allowance of $5,781,000 at year end 2007 as a result of provisions in 2008 in the amount of $1,313,000 offset by net charge offs of $315,000.  The increase in the provision for loan losses was due primarily to an increase in factors related to weakening economic conditions and an increase in the level of risks associated with the construction and commercial real estate loan portfolios.  The allowance for loan losses decreased to $5,781,000 at the end of 2007 in comparison to the allowance of $6,533,000 at year end 2006 as a result of net charge-offs of $658,000 in 2007 and a reduction in specific reserves for problem credits.  A reduction in the specific reserve for a problem credit and declining loan demand allowed for a decrease in the required level of the allowance for loan losses calculated by the Banks for year end 2006 compared to 2005.

General reserves for loan categories normally range from 1.10% to 2.16% of the outstanding loan balances. As loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline.  The loan provisions recognized in 2009 were due primarily to weakening economic conditions and an increase in the specific reserve on impaired loans, offset in part by a decrease in the loan portfolio. The loan provisions recognized in 2008 were due primarily to weakening economic conditions and an increase in the level of risks associated with the construction and commercial real estate loan portfolios. The negative loan provision in 2007 was due primarily to declines in specific reserves for problem credits, in part, due to charge-off of problem credits.  The allowance relating to commercial real estate, 1-4 family residential and commercial loans are the largest reserve components. Construction and commercial real estate loans have higher general reserve levels than 1-4 family and agricultural real estate loans as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch and problem loans, higher past due percentages, declining collateral values and less favorable economic conditions for those portfolios.  As of December 31, 2009, commercial real estate loans have general reserves ranging from 1.46% to 1.81%. The level of non-performing loans as of December 31, 2009, has increased since 2008 but remains at a manageable level.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. For December 31, 2009, the specific reserve increased to $999,000 from $257,000, as the volume of problem credits increased and economic conditions worsened.

As of December 31, 2008, the specific reserve increased to $257,000 from $247,000, as the volume of problem credits increased in 2008.  As of December 31, 2007, specific reserves decreased to $247,000 from $1,477,000 reserved at year end 2006, in part, due to the charge-off of credits with specific reserves, an improved condition of certain credits and a change in the Company’s method of determining specific reserves.  The revised methodology resulted from implementing guidance provided by federal regulatory agencies as more fully described in this discussion under “Critical Accounting Policies.” As of December 31, 2006, specific reserves increased $534,000 or 2% compared to year end 2005 levels as the volume of problem credits increased in 2006.  As of December 31, 2005, specific reserves increased $76,000 over 2004 as the level of watch credits increased.  The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had the largest impact on the reallocation of the reserve among different parts of the portfolio.

Other factors considered when determining the adequacy of the reserve include historical losses; watch, substandard and impaired loan volume; collecting past due loans; loan growth; loan to value ratios; loan administration; collateral values; and economic factors. The Company’s concentration risks include geographic concentration in central Iowa; the local economy’s dependence upon several large governmental entity employers, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that, in turn, is dependent on weather conditions and government programs.  However, no assurances can be made that losses will remain at the relatively favorable levels experienced over the past five years.

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses.

	2009		2008		2007		2006		2005
(dollars in thousands)
	Amount	% *	Amount	% *	Amount	% *	Amount	% *	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$1,040	5.40%	$472	7.68%	$733	9.92%	$372	7.02%	$258	5.36%
1-4 family residential	1,133	21.66%	1,001	20.88%	1,061	22.31%	1,231	23.77%	1,127	22.80%
Commercial	2,683	33.50%	3,566	33.36%	1,964	31.31%	2,396	31.92%	2,534	34.39%
Agricultural	523	7.28%	395	7.30%	407	7.17%	428	7.13%	421	6.84%
Commercial	1,199	16.31%	683	16.67%	943	16.74%	983	16.92%	1,158	15.96%
Agricultural	642	10.01%	469	8.77%	466	7.69%	499	7.67%	511	7.20%
Consumer and other	432	5.84%	193	5.34%	207	4.85%	276	5.57%	390	7.45%
Unallocated	-		-		-		348		366

	$7,652	100%	$6,779	100%	$5,781	100%	$6,533	100%	$6,765	100%

* Percent of loans in each category to total loans.

Liquidity and Capital Resources

Liquidity management is the process by which the Company, through its Banks’ Asset and Liability Committees (ALCO), ensures adequate liquid funds are available to meet its financial commitments on a timely basis, at a reasonable cost and within acceptable risk tolerances. These commitments include funding credit obligations to borrowers, funding of mortgage originations pending delivery to the secondary market, withdrawals by depositors, maintaining adequate collateral for pledging for public funds, trust deposits and borrowings, paying dividends to shareholders, payment of operating expenses, funding capital expenditures and maintaining deposit reserve requirements.

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

As of December 31, 2009, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review of the Company’s Current Liquidity Sources
•	Review of the Consolidated Statements of Cash Flows
•	Review of Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for December 31, 2009, 2008 and 2007 totaled $43,573,000, $51,631,000 and $32,179,000, respectively.  The lower balance of liquid assets as of December 31, 2009 relates to a decreased level of federal funds sold, offset in part by an increase in interest bearing deposits in financial institutions.

Other sources of liquidity available to the Banks include total borrowing capacity with the FHLB of $53,653,000 and federal funds borrowing capacity at correspondent banks of $106,549,000.  As of December 31, 2009, the Company had outstanding FHLB advances of $16,500,000, Treasury Tax and Loan option notes of $139,000, federal funds purchased of $2,244,000 and securities sold under agreement to repurchase daily and term of $38,246,000 and $20,000,000, respectively.

Total investments as of December 31, 2009, were $418,655,000 compared to $313,014,000 as of year end 2008.  As of December 31, 2009 and 2008, the investment portfolio as a percentage of total assets was 46% and 36%, respectively.  This provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2009 and 2008 and have pretax net unrealized gains (losses) of $4,951,000 and ($239,000), respectively.

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
Review of the Consolidated Statements of Cash Flows

Operating cash flows for the years ended December 31, 2009, 2008 and 2007 totaled $11,400,000, $12,722,000 and $10,722,000, respectively. The decrease in operating cash flows in 2009 as compared to 2008 was primarily due to the effect of other-than-temporary impairment in investment securities and an increase in other assets, offset in part by changes in net income, deferred income taxes, impairment of other real estate owned and securities gains.  The increase in operating cash flows in 2008 as compared to 2007 was primarily due to the effect of the other-than-temporary impairment in investment securities, offset in part by a decrease in net income, an increase in deferred income taxes and securities gains.

Net cash used in investing activities for the years ended December 31, 2009, 2008 and 2007 was ($63,254,000), ($6,648,000) and ($17,534,000), respectively.  The increase in net cash used in investing activities in 2009 was primarily due to an increase in investment purchases, offset in part by a decrease in loans and federal funds sold.  The decrease in net cash used in investing activities in 2008 was primarily due to a smaller increase in loans and proceeds from sales and matured investments exceeding investment purchases, offset in part by increases in federal funds sold and interest bearing deposits.

Net cash provided by (used in) financing activities for the years ended December 31, 2009, 2008 and 2007 totaled $45,953,000, ($7,421,000) and $16,346,000, respectively.  The change in net cash provided by financing activities in 2009 was due primarily to an increase in deposits, offset in part by the change in borrowed funds and federal funds purchased and securities sold under agreements to repurchase.  The change in net cash used in financing activities in 2008 was due primarily to the decrease in deposits, offset in part by the increase in federal funds purchased and securities sold under agreements to repurchase.  As of December 31, 2009, the Company did not have any external debt financing, off balance sheet financing arrangements or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2009, dividends from the Banks amounted to $3,560,000 compared to $8,864,000 in 2008.  The dividend in 2009 to the shareholders of the Company has been reduced due to the ongoing negative developments in the national and local economies and the uncertainty of the timing and magnitude of improvement in the economy.  Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $7,850,000 that were available at December 31, 2009 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  Commitments to extend credit totaled $73,976,000 as of December 31, 2009 compared to a total of $68,633,000 at the end of 2008.  The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2009.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of December 31, 2009, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $112,340,000 at December 31, 2009, from $103,837,000 at December 31, 2008.  At December 31, 2009 and 2008, stockholders’ equity as a percentage of total assets was 12.3% and 12.1%, respectively.  Total equity increased primarily due to net income and appreciation in the Company’s investment portfolio, offset in part by dividends declared.  The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2009.

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

Another measure of interest rate sensitivity is the gap ratio.  This ratio indicates the amount of interest-earning assets repricing within a given period in comparison to the amount of interest-bearing liabilities repricing within the same period of time.  A gap ratio of 1.0 indicates a matched position, in which case the effect on net interest income due to interest rate movements will be minimal.  A gap ratio of less than 1.0 indicates that more liabilities than assets reprice within the time period, while a ratio greater than 1.0 indicates that more assets reprice than liabilities.

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

•	Changes in the level of nonperforming assets and charge-offs.

•	Changes in the fair value of securities available-for-sale and management’s assessments of other-than-temporary impairment of such securities.

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

Certain of the foregoing risks and uncertainties are discussed in greater detail under the heading “Risk Factors” in Item 1A herein.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits.  Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company’s primary market risk exposure and how that exposure was managed in 2009 changed when compared to 2008.

Based on a simulation modeling analysis performed as of December 31, 2009, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2009

(dollars in thousands)	$ Change	% Change
+200 Basis Points	$(2,770)	-9.09%
+100 Basis Points	(1,129)	-3.70%
-100 Basis Points	(1,529)	-5.02%
-200 Basis Points	(3,489)	-11.45%

As shown above, at December 31, 2009, the estimated effect of an immediate 200 basis point increase in interest rates would decrease the Company’s net interest income by 9.09% or approximately $2,770,000 in 2010.  In the increasing interest rate environment, the assets are repricing slower than the liabilities, thus a decrease in net interest income.  The estimated effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by 11.45% or approximately $3,489,000 in 2010.  In a decreasing interest rate environment, a portion of the liabilities are not repricing downward due to their already historically low rates, thus a decrease in net interest income.  The Company’s Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks’ objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2009. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

	Less than three months	Three months to one year	One to five years	Over five years	Cumulative Total
(dollars in thousands)

Interest - earning assets
Interest-bearing deposits with banks	$7,693	$4,537	$12,546	$-	$24,776
Federal funds sold	-	-	-	-	-
Investments (1)	11,804	19,855	278,725	108,270	418,654
Loans	76,361	62,322	247,602	36,861	423,146
Loans held for sale	1,023	-	-	-	1,023

Total interest - earning assets	$96,881	$86,714	$538,873	$145,131	$867,599

Interest - bearing liabilities
Interest bearing demand deposits	$197,393	$-	$-	$-	$197,393
Money market and savings deposits	184,631	-	-	-	184,631
Time certificates < $100,000	31,308	68,474	53,384	-	153,166
Time certificates > $100,000	17,814	45,007	24,233	-	87,054
Other borrowed funds (2)	41,128	1,000	10,500	24,500	77,128

Total interest - bearing liabilities	$472,274	$114,481	$88,117	$24,500	$699,372

Interest sensitivity gap	$(375,393)	$(27,767)	$450,756	$120,631	$168,227

Cumulative interest sensitivity gap	$(375,393)	$(403,160)	$47,596	$168,227	$168,227

Cumulative interest sensitivity gap as a percent of total assets	-41.00%	-44.03%	5.20%	18.37%

(1)  Investments with maturities over 5 years include the market value of equity securities of $7,548.
(2)  Includes $16.5 million of advances from the FHLB. Of these advances, $4.0 million are term advances and $12.5 million are callable. The term advances have been categorized based upon their maturity date. The $12.5 million of callable advances were also categorized based upon maturity, because the interest rates on such advances are near or above current market rates.   Includes $20.0 million of term repurchase agreements, all of which are callable.  There were categorized based upon maturity, because the interest rates on such advances are near or above current market rates.

As of December 31, 2009, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were a negative 41% and 44%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods.  This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company.  The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable.  Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates.  Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates.  Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment we determined that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Clifton Gunderson LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, President
(Principal Executive Officer)

/s/ John P. Nelson
John P. Nelson, Vice President
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ames National Corporation
Ames, Iowa

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2010 expressed an unqualified opinion.

/s/ Clifton Gunderson LLP

West Des Moines, Iowa
March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ames National Corporation
Ames, Iowa

We have audited Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Ames National Corporation’s management is responsible for maintaining effective internal control over the financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ames National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based upon criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 10, 2010 expressed an unqualified opinion.

/s/ Clifton Gunderson LLP

West Des Moines, Iowa
March 10, 2010

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

ASSETS	2009	2008

Cash and due from banks	$18,796,664	$24,697,591
Federal funds sold	-	16,533,000
Interest bearing deposits in financial institutions	24,776,088	10,400,761
Securities available-for-sale	418,655,018	313,014,375
Loans receivable, net	415,434,236	452,880,348
Loans held for sale	1,023,200	1,152,020
Bank premises and equipment, net	11,909,404	12,570,302
Accrued income receivable	5,710,226	6,650,287
Deferred income taxes	3,867,523	5,838,044
Other real estate owned	10,480,449	13,333,565
Other assets	4,916,991	1,070,588

Total assets	$915,569,799	$858,140,881

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$99,918,848	$99,830,687
NOW accounts	197,393,459	165,422,333
Savings and money market	184,631,343	153,771,034
Time, $100,000 and over	87,054,194	81,378,796
Other time	153,166,105	164,391,860
Total deposits	722,163,949	664,794,710

Federal funds purchased and securities sold under agreements to repurchase	40,489,505	38,509,559
Other short-term borrowings	138,874	1,063,806
Other short-term borrowings	138,874	1,063,806
Other short-term borrowings	138,874	1,063,806
Long-term borrowings	36,500,000	43,500,000
Dividend payable	943,292	2,641,216
Accrued expenses and other liabilities	2,994,291	3,794,140
Total liabilities	803,229,911	754,303,431

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,432,915 shares issued and outstanding	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Additional paid-in capital	22,651,222	22,651,222
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	67,703,701	62,471,081
Accumulated other comprehensive income (loss)-net unrealized gain (loss) on securities available-for-sale	3,119,135	(150,683)
Total stockholders' equity	112,339,888	103,837,450

Total liabilities and stockholders' equity	$915,569,799	$858,140,881

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Interest and dividend income:
Loans, including fees	$25,212,884	$29,458,407	$31,629,493
Securities:
Taxable	7,966,594	9,812,614	9,393,207
Tax-exempt	5,213,031	5,879,215	6,269,274
Federal funds sold	26,989	171,078	232,723
Interest bearing deposits	471,809	192,853	37,381
Total interest and dividend income	38,891,307	45,514,167	47,562,078

Interest expense:
Deposits	8,428,163	14,207,734	21,055,100
Other borrowed funds	1,798,149	2,193,958	2,482,030
Total interest expense	10,226,312	16,401,692	23,537,130

Net interest income	28,664,995	29,112,475	24,024,948

Provision (credit) for loan losses	1,558,307	1,312,785	(94,100)

Net interest income after provision (credit) for loan losses	27,106,688	27,799,690	24,119,048

Noninterest income (loss):
Trust department income	1,541,831	1,597,096	2,014,277
Service fees	1,814,925	1,791,713	1,855,964
Securities gains, net	1,186,912	3,515,323	1,466,697
Other-than-temporary impairment of investment securities	(29,565)	(12,054,387)	-
Loan and secondary market fees	1,008,566	834,129	743,009
Merchant and ATM fees	621,316	616,802	553,644
Other	780,275	690,898	574,759
Total noninterest income (loss)	6,924,260	(3,008,426)	7,208,350

Noninterest expense:
Salaries and employee benefits	10,757,475	10,572,597	10,041,947
Data processing	1,892,123	2,246,473	2,239,595
Occupancy expenses	1,436,485	1,587,076	1,292,424
FDIC insurance assessments	1,675,401	242,906	159,160
Other real estate owned	4,198,315	151,428	119,651
Other operating expenses, net	2,772,556	2,793,774	2,923,470
Total noninterest expense	22,732,355	17,594,254	16,776,247

Income before income taxes	11,298,593	7,197,010	14,551,151

Provision for income taxes	2,292,807	845,014	3,542,049

Net income	$9,005,786	$6,351,996	$11,009,102

Basic and diluted earnings per share	$0.95	$0.67	$1.17

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders'Equity

Balance, December 31, 2006		$18,850,026	$22,498,904	$65,856,627	$5,717,755	$112,923,312
Comprehensive income:
Net income	$11,009,102	-	-	11,009,102	-	11,009,102
Other comprehensive income, unrealized losses on securities, net of reclassification adjustment, net of tax benefit	(3,828,099)	-	-	-	(3,828,099)	(3,828,099)
Total comprehensive income	$7,181,003
Cash dividends declared, $1.08 per share		-	-	(10,182,713)	-	(10,182,713)
Sale of 4,567 shares of common stock		9,134	89,787	-	-	98,921
Balance, December 31, 2007		18,859,160	22,588,691	66,683,016	1,889,656	110,020,523
Comprehensive income:
Net income	$6,351,996	-	-	6,351,996	-	6,351,996
Other comprehensive income, unrealized losses on securities, net of reclassification adjustment, net of tax benefit	(2,040,339)	-	-	-	(2,040,339)	(2,040,339)
Total comprehensive income	$4,311,657
Cash dividends declared, $1.12 per share		-	-	(10,563,931)	-	(10,563,931)
Sale of 3,335 shares of common stock		6,670	62,531	-	-	69,201
Balance, December 31, 2008		18,865,830	22,651,222	62,471,081	(150,683)	103,837,450
Comprehensive income:
Net income	$9,005,786	-	-	9,005,786	-	9,005,786
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax benefit	3,269,818	-	-	-	3,269,818	3,269,818
Total comprehensive income	$12,275,604
Cash dividends declared, $0.40 per share		-	-	(3,773,166)	-	(3,773,166)
Balance, December 31, 2009		$18,865,830	$22,651,222	$67,703,701	$3,119,135	$112,339,888

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,005,786	$6,351,996	$11,009,102
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	1,558,307	1,312,785	(94,100)
Provision (credit) for off-balance sheet commitments	(21,000)	15,000	233,000
Amortization and accretion	868,971	(184,998)	(244,069)
Depreciation	876,792	1,096,653	1,086,400
Provision (credit) for deferred taxes	50,154	(3,710,424)	130,978
Securities gains, net	(1,186,912)	(3,515,323)	(1,466,697)
Other-than-temporary impairment of investment securities	29,565	12,054,387	-
Impairment of other real estate owned	3,879,901	-	-
Gain on sale of other real estate owned	(92,513)	(66,219)	(16,886)
Loss on disposal of equipment	1,096	-	-
Change in assets and liabilities:
Decrease (increase) in loans held for sale	128,820	(807,050)	181,029
Decrease (increase) in accrued income receivable	940,061	1,372,613	(151,535)
Increase in other assets	(3,860,396)	(841,693)	(110,857)
Increase (decrease) in accrued expenses and other liabilities	(778,849)	(355,962)	165,363
Net cash provided by operating activities	11,399,783	12,721,765	10,721,728

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(252,088,448)	(140,744,441)	(88,955,529)
Proceeds from sale of securities available-for-sale	68,698,126	59,489,208	23,445,749
Proceeds from maturities and calls of securities available-for-sale	83,228,240	96,590,223	75,773,995
Net decrease (increase) in interest bearing deposits in financial institutions	(14,375,327)	(9,766,148)	909,693
Net decrease (increase) in federal funds sold	16,533,000	(11,033,000)	7,600,000
Net decrease (increase) in loans	33,580,577	(1,677,154)	(34,434,359)
Net proceeds from the sale of other real estate owned	1,367,578	1,091,152	42,000
Purchase of bank premises and equipment, net	(202,997)	(220,090)	(1,915,524)
Other changes in other real estate owned	5,378	(377,539)	-
Net cash used in investing activities	(63,253,873)	(6,647,789)	(17,533,975)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	57,369,239	(25,324,085)	9,762,322
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,979,946	8,476,238	(4,694,576)
Proceeds (payments) from other short-term borrowings, net	(924,932)	326,386	1,267,304
Proceeds from long-term borrowings	2,500,000	21,500,000	20,000,000
Payments on long-term borrwings	(9,500,000)	(2,000,000)	-
Dividends paid	(5,471,090)	(10,468,702)	(10,087,229)
Proceeds from issuance of stock	-	69,201	98,921
Net cash provided by (used in) financing activities	45,953,163	(7,420,962)	16,346,742

Net increase (decrease) in cash and cash equivalents	(5,900,927)	(1,346,986)	9,534,495

CASH AND DUE FROM BANKS
Beginning	24,697,591	26,044,577	16,510,082
Ending	$18,796,664	$24,697,591	$26,044,577

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2009, 2008 and 2007
	2009	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash payments for:
Interest	$10,712,422	$17,225,985	$23,456,721
Income taxes	1,588,103	5,430,551	3,691,664

SUPLEMENTAL DISCLOSURE OF NONCASH
INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$2,307,228	$11,135,022	$62,590

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

Segment information:  The Company uses the “management approach” for reporting information about segments in annual and interim financial statements.  The “management approach” is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.  Based on the “management approach” model, the Company has determined that its business is comprised of one operating segment: banking.  The banking segment generates revenues through personal, business, agricultural and commercial lending, management of the investment securities portfolio, deposit account services and trust services.

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

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, assessment of the fair value of other real estate owned and the assessment of other-than-temporary impairment for certain financial instruments.

Cash and cash equivalents:  For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The Company reports net cash flows for customer loan transactions, deposit transactions and short-term borrowings with maturities of 90 days or less.  At December 31, 2009, the Company and its Banks had approximately $17,190,000 on deposit at various financial institutions, some of which are in excess of federally insured limits.  In the opinion of management, the Company does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Securities available-for-sale:  The Company classifies all securities as available-for-sale.  Securities available-for-sale are those the Company may decide to sell if needed for liquidity, asset-liability management or other reasons.  Securities available-for-sale are reported at fair value, with net unrealized gains and losses reported as other comprehensive income or loss and as a separate component of stockholders’ equity, net of tax.

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

Loans held for sale:  Loans held for sale are the loans the Banks have the intent to sell in the foreseeable future.  They are carried at the lower of aggregate cost or fair value.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Gains and losses on sales of loans are determined by the difference between the sale proceeds and the carrying value of the loans, recognized at settlement date and recorded as noninterest income.

Loans:  Loans are stated at the principal amount outstanding, net of deferred loan fees and the allowance for loan losses.  Interest on loans is credited to income as earned based on the principal amount outstanding.  The Banks’ policy is to discontinue the accrual of interest income on any loan 90 days or more past due unless the loans are well collateralized and in the process of collection.  Income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received and principal obligations are expected to be recoverable. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to timely payment of principal or interest.

Allowance for loan losses:  The allowance for loan losses is established through a provision for loan losses and maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio.  The allowance is based upon an ongoing review of past loan loss experience, current economic conditions, the underlying collateral value securing the loans and other adverse situations that may affect the borrower’s ability to repay.  Loans which are deemed to be uncollectible are charged off and deducted from the allowance.  Recoveries on loans charged-off are added to the allowance.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.  Due to potential changes in conditions, it is at least reasonably possible that changes in estimates will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

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

Other real estate owned:  Real estate properties acquired through or in lieu of foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  The portion of interest costs relating to development of real estate is capitalized.  Valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell and any subsequent write-downs are charged to operations.  Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value less costs to sell.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Trust department assets:  Property held for customers in fiduciary or agency capacities is not included in the accompanying consolidated balance sheets, as such items are not assets of the Banks.

Advertising Costs:  Advertising costs are expensed as incurred.

Income taxes:  Deferred income taxes are provided on temporary differences between financial statement and income tax reporting.  Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax basis.  Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carryforwards.  Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.  Accounting for uncertainty in income taxes sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.  Benefits from tax positions taken or expected to be taken in a tax return are not recognized if the likelihood that the tax position would be sustained upon examination by a taxing authority is considered to be 50 percent or less.  Interest and penalties are accounted for as a component of income tax expense.

The Company files a consolidated federal income tax return, with each entity computing its taxes on a separate company basis.  For state tax purposes, the Banks file franchise tax returns, while the Parent Company files a corporate income tax return.

Comprehensive income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheet, and such items, along with net income, are components of comprehensive income.  Gains and losses on securities available-for-sale are reclassified to net income as the gains or losses are realized upon sale of the securities.  Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Financial instruments with off-balance-sheet risk:  The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements.  A summary of these commitments is disclosed in Note 11.

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

Federal funds sold and securities sold under agreements to repurchase:  The carrying amounts of federal funds sold and securities sold under agreements to repurchase approximate fair value because of the generally short-term nature of the instruments.

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

Earnings per share:  Basic earnings per share computations for the years ended December 31, 2009, 2008 and 2007, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended.  The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share for the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Basic earning per share computation:
Net income	$9,005,786	$6,351,996	$11,009,102
Weighted average common shares outstanding	9,432,915	9,431,393	9,427,503
Basic EPS	$0.95	$0.67	$1.17

Reclassifications:   Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation.  These reclassifications had no effect on stockholders’ equity and net income for the prior periods.

Recent accounting pronouncements: Effective July 1, 2009, the Company adopted new accounting guidance related to GAAP under the Financial Accounting Standards Board Accounting Standard Codification (FASB ASC).  This guidance established FASB ASC as the source of authoritative GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  FASB ASC is not intended to change GAAP or any requirement of the SEC.  The adoption did not have an impact on the Company’s financial position or results of operations.

On January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

Effective January 1, 2009, the Company adopted FASB ASC 820-10-35-65, Fair Value Measurements and Disclosures-Subsequent Measurement.  This provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption did not materially affect the Company’s 2009 consolidated financial statements.

Effective January 1, 2009, the Company also adopted certain provisions of FASB ASC 320-10-35 that amended the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. These provisions did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company applied this standard prospectively.  Management believes that the impairment of investment securities as of December 31, 2009 are temporary under this standard.

Effective January 1, 2009, the Company also adopted certain provisions of FASB ASC 825, Financial Instruments that require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The adoption of this guidance has no effect on how the Company accounts for these instruments.

FASB ASC 855-10-50, Subsequent Events incorporates the accounting and disclosure requirements for subsequent events into GAAP.  Previously these requirements were included in the auditing standards in AICPA AU section 560, Subsequent Events.  This standard introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date.  This Statement was effective for the Company for the periods ended on and after June 30, 2009.  The Company has made appropriate disclosures.

Pending accounting pronouncement:  The following pending accounting pronouncement may affect future financial reporting by the Company:

On December 23, 2009 the FASB issued guidance which modifies certain aspects contained in the Transfers and Servicing topic of FASB ASC 860.  This standard enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  This standard is effective for the Company as of January 1, 2010 with adoption applied prospectively for transfers that occur on or after that date.  The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

Note 2.  Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves.  The subsidiary banks’ reserve requirements totaled approximately $3,357,000 and $2,945,000 at December 31, 2009 and 2008, respectively.

Note 3.  Debt and Equity Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2009:
U.S. treasury	$498,972	$26,219	$-	$525,191
U.S. government agencies	105,903,470	969,583	(233,169)	106,639,884
U.S. government mortgage-backed securities	100,106,597	1,724,922	(242,033)	101,589,486
State and political subdivisions	175,298,674	3,109,322	(355,571)	178,052,425
Corporate bonds	23,094,417	1,253,157	(47,880)	24,299,694
Equity securities, financial industry common stock	3,402,389	-	(1,056,088)	2,346,301
Equity securities, other	5,399,493	58,400	(255,856)	5,202,037
	$413,704,012	$7,141,603	$(2,190,597)	$418,655,018

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2008:
U.S. treasury	$498,102	$47,445	$-	$545,547
U.S. government agencies	48,195,482	1,537,009	(37,748)	49,694,743
U.S. government mortgage-backed securities	66,421,362	1,116,775	(22,258)	67,515,879
State and political subdivisions	127,826,526	1,592,343	(677,869)	128,741,000
Corporate bonds	58,003,206	224,679	(2,990,315)	55,237,570
Equity securities, financial industry common stock	6,251,728	205,593	(842,661)	5,614,660
Equity securities, other	6,057,148	-	(392,172)	5,664,976
	$313,253,554	$4,723,844	$(4,963,023)	$313,014,375

The amortized cost and estimated fair value of debt securities available-for-sale as of December 31, 2009, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$31,379,461	$31,659,156
Due after one year through five years	273,792,589	278,725,694
Due after five years through ten years	87,907,111	88,811,869
Due after ten years	11,822,969	11,909,961
	404,902,130	411,106,680
Equity securities	8,801,882	7,548,338
	$413,704,012	$418,655,018

At December 31, 2009 and 2008, securities with a carrying value of approximately $177,862,000 and $154,642,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.  Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

For the years ended December 31, 2009, 2008, and 2007, proceeds from sales of securities available-for-sale amounted to $68,698,126, $59,489,208, and $23,445,749, respectively.  Gross realized gains and gross realized losses on sales of securities available-for-sale were $2,152,256 and $965,344, respectively, in 2009, $4,732,750 and $1,217,427, respectively, in 2008, and $4,369,185 and $2,902,488, respectively, in 2007.  The tax provision applicable to the net realized gains and losses amounted to approximately $439,000, $1,376,000, and $587,000, respectively.  Other-than-temporary impairments recognized as a component of income were $29,565, $12,054,387 and none in 2009, 2008, and 2007, respectively.  Impairment for 2009 related to charges of $29,565 associated with one corporate bond.  Impairment for 2008 was attributable to charges of $8,451,000 related to Federal National Mortgage Association and Federal Home Loan Mortgage corporation preferred stock and $3,603,000 related to three corporate bonds.

The components of other comprehensive income (loss) - net unrealized gains (losses) on securities available-for-sale were as follows:

	2009	2008	2007
Unrealized holding gains (losses) arising during the period	$6,347,532	$(11,777,697)	$(4,609,651)
Reclassification adjustment for net losses (gains) realized in net income	(1,157,347)	8,539,064	(1,466,697)
Net unrealized gains (losses) before tax effect	5,190,185	(3,238,633)	(6,076,348)
Tax effect	(1,920,367)	1,198,294	2,248,249
Other comprehensive income - Net unrealized gains (losses) on securities	$3,269,818	$(2,040,339)	$(3,828,099)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2009:

Securities available for sale:
U.S. government agencies	$20,945,895	$(221,061)	$493,118	$(12,108)	$21,439,013	$(233,169)
U.S. government mortgage - backed securities	35,520,408	(242,033)	-	-	35,520,408	(242,033)
State and political subsidivisions	25,536,025	(292,017)	2,701,961	(63,554)	28,237,986	(355,571)
Corporate obligations	998,971	(764)	2,687,426	(47,116)	3,686,397	(47,880)
Equity securities, financial industry common stock	-	-	2,346,301	(1,056,088)	2,346,301	(1,056,088)
Equity securities, other	-	-	1,932,636	(255,856)	1,932,636	(255,856)
	$83,001,299	$(755,875)	$10,161,442	$(1,434,722)	$93,162,741	$(2,190,597)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2008:

Securities available for sale:
U.S. government agencies	$1,801,958	$(17,068)	$629,993	$(20,680)	$2,431,951	$(37,748)
U.S. government mortgage - backed securities	5,012,003	(18,645)	100,052	(3,613)	5,112,055	(22,258)
State and political subsidivisions	29,377,281	(594,462)	1,482,034	(83,407)	30,859,315	(677,869)
Corporate obligations	30,284,263	(1,810,579)	10,092,995	(1,179,736)	40,377,258	(2,990,315)
Equity securities, financial industry common stock	2,885,600	(842,661)	-	-	2,885,600	(842,661)
Equity securities, other	2,175,237	(392,172)	-	-	2,175,237	(392,172)
	$71,536,342	$(3,675,587)	$12,305,074	$(1,287,436)	$83,841,416	$(4,963,023)

At December 31, 2009, debt securities have unrealized losses of $878,653.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing  an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  Unrealized losses on equity securities totaled $1,311,944 as of December 31, 2009.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were not other-than-temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 4.  Loans Receivable

The composition of loans receivable is as follows:

	2009	2008
Commercial and agricultural	$111,386,798	$116,976,463
Real estate - mortgage	264,202,119	282,901,692
Real estate - construction	22,863,630	35,325,692
Consumer	7,792,077	9,049,309
Other	16,900,983	15,478,724
	423,145,607	459,731,880
Less:
Allowance for loan losses	(7,651,510)	(6,779,215)
Deferred loan fees	(59,861)	(72,317)
	$415,434,236	$452,880,348

Changes in the allowance for loan losses are as follows:

	2009	2008	2007

Balance, beginning	$6,779,215	$5,780,678	$6,532,617
Provision (credit) for loan losses	1,558,307	1,312,785	(94,100)
Recoveries of loans charged-off	180,961	112,440	68,803
Loans charged-off	(866,973)	(426,688)	(726,642)
Balance, ending	$7,651,510	$6,779,215	$5,780,678

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates.  The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability.  Loan transactions with related parties were as follows:

	2009	2008

Balance, beginning of year	$14,191,369	$14,065,125
New loans	14,162,381	25,425,856
Repayments	(16,241,577)	(27,991,382)
Change in status	(3,893,340)	2,691,770
Balance, end of year	$8,218,833	$14,191,369

Information concerning impaired loans is as follows:

	December 31,
	2009	2008

Impaired loans without a valuation allowance	$4,381,000	$2,679,000
Impaired loans with a valuation allowance	5,806,000	3,831,000
Total impaired loans	$10,187,000	$6,510,000

Valuation related to impaired loans	$999,000	$257,000

Total nonaccrual loans	$10,187,000	$6,339,000

Total loans past due ninety days or more and still accruing	$121,000	$469,000

	Years Ended December 31,
	2009	2008	2007

Average investments in impaired loans	$9,288,000	$7,848,000	$2,486,000
Interest income that would have been recognized on impaired loans	$564,000	$478,000	$346,000
Interest income recorded on impaired loans	$32,000	$155,000	$180,000

There are no other potential problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2009, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Note 5.  Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

	2009	2008

Land	$2,426,383	$2,426,383
Buildings and improvements	14,518,623	14,545,054
Furniture and equipment	6,026,156	7,179,512
	22,971,162	24,150,949
Less accumulated depreciation	11,061,758	11,580,647
	$11,909,404	$12,570,302

Note 6.  Other Real Estate Owned

Changes in the other real estate owned are as follows:

	2009	2008

Balance, beginning of year	$13,333,565	$2,845,937
Transfer of loans	2,307,228	11,135,022
Impairment	(3,879,901)	-
Net proceeds from the sale	(1,367,578)	(1,091,152)
Gain on sale	92,513	66,219
Other changes	(5,378)	377,539
Balance, end of year	$10,480,449	$13,333,565

Note 7.  Deposits

At December 31, 2009, the maturities of time deposits are as follows:

2010	$162,603,406
2011	41,420,842
2012	21,867,872
2013	6,734,064
2014	7,594,115
$240,220,299

Interest expense on deposits is summarized as follows:

	2009	2008	2007

NOW accounts	$469,064	$897,544	$2,050,655
Savings and money market	1,181,375	2,759,380	5,683,264
Time, $100,000 and over	2,289,960	3,948,039	5,325,045
Other time	4,487,764	6,602,771	7,996,136
	$8,428,163	$14,207,734	$21,055,100

Deposits from related parties held by the Company at December 31, 2009 and 2008 amounted to approximately $10,000,000 and $11,000,000, respectively.

Note 8.  Borrowings

Federal funds purchased are unsecured and mature daily.  Securities sold under repurchase agreements are short-term and are secured by investments.  Short-term borrowings as of December 31, 2009 and 2008 consisted of Treasury, Tax and Loan option notes secured by investment securities.

At December 31, 2009, long-term borrowings consisted of the following:

	Amount	Weighted Average Interest Rate	Features

FHLB advances maturing in:
2010	$1,500,000	4.57%
2011	1,500,000	4.09%
2012	1,000,000	2.58%
2013	1,000,000	2.17%	Callable in March 2011
After	11,500,000	2.93%	Includes $4,500,000 callable in February 2011; $7,000,000 callable in March 2011

Total FHLB advances	$16,500,000	3.12%

Term repurchase agreements maturing in:
2012	7,000,000	4.15%	Callable in 2010
2018	13,000,000	3.56%	Callable in 2010
Total term repurchase agreements	$20,000,000	3.77%

Total long-term borrowings	$36,500,000	3.47%

Borrowed funds at December 31, 2008 included borrowings from the FHLB and term repurchase agreements of $43,500,000. Such borrowings carried a weighted-average interest rate of 3.30% with maturities ranging from 2009 through 2018.

Term repurchase agreements are securities sold under agreement to repurchase, have maturity dates greater than one year, and can be called by the issuing financial institution on a quarterly basis.

FHLB borrowings are collateralized by certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans.  The short-term and term repurchase agreements are collateralized with U.S. government agencies and mortgage-backed securities with a carrying and fair value of $77,596,000 at December 31, 2009.  The Banks had available borrowings with the Federal Home Loan Bank of Des Moines, Iowa of $53,653,000 at December 31, 2009.

Note 9.  Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan.  The Company matches employee contributions up to a maximum of 2% of qualified compensation and also contributes an amount equal to 5% of the participating employee’s compensation.  In addition, contributions can be made on a discretionary basis by the Company on behalf of the employees.  For the years ended December 31, 2009, 2008 and 2007, Company contributions to the plan were approximately $734,000, $611,000, and $613,000, respectively.  The plan covers substantially all employees.

Note 10.  Income Taxes

The components of income tax expense are as follows:

	2009	2008	2007

Federal:
Current	$1,710,159	$3,839,793	$2,726,253
Deferred	93,120	(3,370,787)	111,616
	1,803,279	469,006	2,837,869
State:
Current	532,494	715,645	684,818
Deferred	(42,966)	(339,637)	19,362
	489,528	376,008	704,180

Income tax expense	$2,292,807	$845,014	$3,542,049

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	2009	2008	2007

Income taxes at 35% federal tax rate	$3,954,508	$2,518,955	$5,092,903
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(1,892,872)	(1,984,052)	(1,942,031)
State taxes, net of federal tax benefit	404,556	520,100	435,391
Other	(173,385)	(209,989)	(44,214)
Total income tax expense	$2,292,807	$845,014	$3,542,049

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are as follows:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$2,392,936	$2,030,390
Net unrealized losses on securities available for sale	-	88,495
Other than temporary impairment	2,063,918	3,605,328
Other real estate owned	1,213,129	-
Other items	252,122	637,610
	5,922,105	6,361,823
Deferred tax liabilities:
Net unrealized gains on securities available for sale	(1,831,872)	-
Other real estate owned	-	(331,604)
Other	(222,710)	(192,175)
	(2,054,582)	(523,779)

Net deferred tax assets	$3,867,523	$5,838,044

Income taxes currently receivable of approximately $35,000 and $689,000 are included in other assets as of December 31, 2009 and 2008, respectively.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate individual tax returns for the state of Iowa.  The Company is no longer subject to U.S. federal income and state tax examinations for years before 2005.

Management has determined that the Company has no material uncertain tax positions that would require recognition.  The Company had no significant unrecognized tax benefits as of December 31, 2009 that, if recognized, would affect the effective tax rate.  Management has determined there are no material accrued interest or penalties as of or for the years ended December 31, 2009 and 2008.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months as of December 31, 2009 and 2008.

Note 11.  Commitments, Contingencies and Concentrations of Credit Risk

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

	2009	2008

Commitments to extend credit	$73,976,000	$68,633,000
Standby letters of credit	1,727,000	1,887,000
	$75,703,000	$70,520,000

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

At December 31, 2009 and 2008, the Banks have established liabilities totaling $227,000 and $248,000, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

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

Note 12.  Regulatory Matters

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory  and possible additional discretionary  actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.  Regulators also have the ability to impose higher limits than those specified by capital adequacy guidelines if they so deem necessary.

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009 and 2008, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

On March 16, 2009, the Office of the Comptroller of the Currency (OCC) informed the Company’s lead bank, First National Bank, of the OCC’s decision to establish individual minimum capital ratios for First National Bank in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National Bank to maintain, on an ongoing basis, Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of December 31, 2009, First National Bank exceeded the 9% Tier 1 and 11% Total Risk Based capital requirements.  Failure to maintain the individual minimum capital ratios established by the OCC could result in additional regulatory action against First National Bank.

As of December 31, 2009, the most recent notification from the federal banking regulators categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  Management believes there are no conditions or events since that notification that have changed the institution’s category.  The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2009 and 2008, are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total capital (to risk-weighted assets):
Consolidated	$116,366	17.6%	$52,994	8.0%	N/A	N/A
Boone Bank & Trust	12,845	17.3	5,925	8.0	$7,407	10.0%
First National Bank	47,179	13.8	37,656	11.0	37,656	11.0
Randall-Story State Bank	8,936	14.7	4,866	8.0	6,083	10.0
State Bank & Trust	13,740	13.8	7,981	8.0	9,976	10.0
United Bank & Trust	9,497	15.0	5,229	8.0	6,536	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$108,348	16.4%	$26,497	4.0%	N/A	N/A
Boone Bank & Trust	12,021	16.2	2,963	4.0	$4,444	6.0%
First National Bank	43,974	12.9	13,693	4.0	20,539	6.0
Randall-Story State Bank	8,179	13.5	2,433	4.0	3,650	6.0
State Bank & Trust	12,491	12.5	3,990	4.0	5,985	6.0
United Bank & Trust	8,995	13.8	2,614	4.0	3,922	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$108,348	12.0%	$36,187	4.0%	N/A	N/A
Boone Bank & Trust	12,021	11.5	4,185	4.0	$5,232	5.0%
First National Bank	43,974	9.5	41,504	9.0	41,504	9.0
Randall-Story State Bank	8,179	10.6	3,085	4.0	3,856	5.0
State Bank & Trust	12,491	9.0	5,563	4.0	6,954	5.0
United Bank & Trust	8,995	8.3	4,347	4.0	5,433	5.0

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total capital (to risk-weighted assets):
Consolidated	$110,419	16.8%	$52,513	8.0%	N/A	N/A
Boone Bank & Trust	12,930	16.8	6,152	8.0	$7,690	10.0%
First National Bank	41,202	12.4	26,670	8.0	33,337	10.0
Randall-Story State Bank	8,734	14.0	4,984	8.0	6,230	10.0
State Bank & Trust	13,121	13.4	7,812	8.0	9,764	10.0
United Bank & Trust	8,797	14.0	5,017	8.0	6,271	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$103,340	15.7%	$26,257	4.0%	N/A	N/A
Boone Bank & Trust	12,108	15.8	3,076	4.0	$4,614	6.0%
First National Bank	37,861	11.4	13,335	4.0	20,002	6.0
Randall-Story State Bank	8,090	13.0	2,492	4.0	3,738	6.0
State Bank & Trust	12,229	12.5	3,906	4.0	5,859	6.0
United Bank & Trust	8,609	13.7	2,509	4.0	3,763	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$103,340	12.3%	$33,647	4.0%	N/A	N/A
Boone Bank & Trust	12,108	11.9	4,065	4.0	$5,081	5.0%
First National Bank	37,861	8.9	17,044	4.0	21,305	5.0
Randall-Story State Bank	8,090	10.9	2,975	4.0	3,719	5.0
State Bank & Trust	12,229	10.3	4,768	4.0	5,960	5.0
United Bank & Trust	8,609	8.7	3,940	4.0	4,925	5.0

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Banks to the Company.  Dividends paid by each Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  Except for the potential effect on the Company’s level of dividends, management believes that these restrictions currently do not have a significant impact on the Company.

Note 13.  Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) were as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$18,796,664	$18,797,000	$24,697,591	$24,698,000
Federal funds sold	-	-	16,533,000	16,533,000
Interest bearing deposits	24,766,088	24,766,000	10,400,761	10,401,000
Securities available-for-sale	418,655,018	418,655,000	313,014,375	313,014,000
Loans receivable, net	415,434,236	411,344,000	452,880,348	448,238,000
Loans held for sale	1,023,200	1,023,000	1,152,020	1,152,000
Accrued income receivable	5,710,226	5,710,000	6,650,287	6,650,000
Financial liabilities:
Deposits	$722,163,949	$725,840,000	$664,794,710	$668,424,000
Federal funds purchased and securities sold under agreements to repurchase	40,489,505	40,490,000	38,509,559	38,510,000
Other short-term borrowings	138,874	139,000	1,063,806	1,064,000
Long-term borrowings	36,500,000	41,504,000	43,500,000	46,286,000
Accrued interest payable	1,092,191	1,092,000	1,578,301	1,578,000

Note 14.    Fair Value Measurements

Effective January 1, 2008, assets and liabilities carried at fair value on the balance sheet have certain required disclosures.  These disclosures were delayed for certain nonfinancial assets and liabilities which are recognized at fair value on a nonrecurring basis until January 1, 2009.  For the Company, this deferral applied to other real estate owned which is now included in the 2009 disclosures.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

The standards require the use of valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, a fair value hierarchy was established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2009 and 2008:

Description	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2009

U.S. treasury	$525,000	$525,000	$-	$-
U.S. government agencies	106,640,000	-	106,640,000	-
U.S. government mortgage-backed secuirities	101,589,000	-	101,589,000	-
State and political subdivisions	178,052,000	-	178,052,000	-
Corporate bonds	24,300,000	-	24,300,000	-
Equity securities, financial industry common stock	2,347,000	2,347,000	-	-
Equity securities, other	5,202,000	2,023,000	3,179,000	-

	$418,655,000	$4,895,000	$413,760,000	$-

2008

U.S. treasury	$546,000	$546,000	$-	$-
U.S. government agencies	49,694,000	-	49,694,000	-
U.S. government mortgage-backed securities	67,516,000	-	67,516,000	-
State and political subdivisions	128,741,000	-	128,741,000	-
Corporate bonds	55,237,000	-	55,237,000	-
Equity securities, financial industry common stock	5,615,000	5,615,000	-	-
Equity securities, other	5,665,000	2,284,000	3,381,000	-

	$313,014,000	$8,445,000	$304,569,000	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2009 and 2008:

Description	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2009

Loans	$9,188,000	$-	$-	$9,188,000

Other real estate owned	10,480,000	-	-	10,480,000

Total	$19,668,000	$-	$-	$19,668,000

2008

Loans	$6,253,000	$-	$-	$6,253,000

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

Note 15.  Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  There were no significant events or transactions occurring after December 31, 2009, but prior to March 10, 2010 that provided additional evidence about conditions that existed at December 31, 2009.  There were no significant events or transactions that provided evidence about conditions that did not exist at December 31, 2009.

Note 16.   Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2009 and 2008, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2009, is as follows:

CONDENSED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008

ASSETS

Cash and due from banks	$26,797	$1,347
Interest bearing deposits in banks	1,513,234	101,977
Securities available-for-sale	6,336,488	11,038,946
Investment in bank subsidiaries	89,613,176	79,329,618
Loans receivable, net	13,859,423	18,619,318
Premises and equipment, net	603,571	645,109
Accrued income receivable	104,081	179,411
Deferred income taxes	976,000	690,860
Other real estate owned	197,313	-
Other assets	260,955	243,661

Total assets	$113,491,038	$110,850,247

LIABILITIES

Other borrowed funds	$-	$4,160,000
Dividends payable	943,292	2,641,216
Accrued expenses and other liabilities	207,858	211,581

Total liabilities	1,151,150	7,012,797

STOCKHOLDERS' EQUITY

Common stock	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	67,703,701	62,471,081
Accumulated other comprehensive income (loss)	3,119,135	(150,683)
Total stockholders' equity	112,339,888	103,837,450

Total liabilities and stockholders' equity	$113,491,038	$110,850,247

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Operating income:
Equity in net income of bank subsidiaries	$9,519,040	$5,125,234	$9,897,030
Interest	1,087,714	759,461	600,495
Dividends	181,137	673,506	1,045,125
Rents	96,765	88,624	84,058
Other	76,005	-	-
Securities gains (losses), net	(17,163)	3,171,215	1,459,228
Other-than-temporary impairment of investment securities	-	(903,600)	-
	10,943,498	8,914,440	13,085,936

Provision (credit) for loan losses	300,000	327,558	(16,000)

Operating income after provision (credit) for loan losses	10,643,498	8,586,882	13,101,936

Operating expenses	2,099,212	1,934,886	1,942,834

Income before income taxes	8,544,286	6,651,996	11,159,102

Income tax expense (benefit)	(461,500)	300,000	150,000

Net income	$9,005,786	$6,351,996	$11,009,102

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,005,786	$6,351,996	$11,009,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,522	54,970	61,462
Provision (credit) for loan losses	300,000	327,558	(16,000)
Amortization and accretion, net	(713)	(18,734)	(22,618)
Provision for deferred taxes	(164,919)	(123,005)	(42,065)
Securities (gains) losses, net	17,163	(3,171,215)	(1,459,228)
Other-than-temporary impairment of investment securities	-	903,600	-
Gain on sale of other real estate owned	(47,146)	-	-
Equity in net income of bank subsidiaries	(9,519,040)	(5,125,234)	(9,897,030)
Dividends received from bank subsidiaries	3,560,000	8,864,000	8,849,000
Decrease in accrued income receivable	75,330	29,768	38,323
Increase in other assets	(17,294)	(176,535)	(57,126)
Decrease in accrued expense payable and other liabilities	(3,723)	(131,592)	(100,003)
Net cash provided by operating activities	3,251,966	7,785,577	8,363,817

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	-	(9,303,034)	(5,887,840)
Proceeds from sale of securities available-for-sale	4,211,087	13,159,215	14,436,995
Proceeds from maturities and calls of securities available-for-sale	150,000	3,385,000	2,500,000
Decrease (increase) in interest bearing deposits in banks	(1,411,257)	9,885,910	(9,688,233)
Decrease (increase) in loans	3,986,345	(18,746,876)	1,063,000
Proceeds from the sale of other real estate owned	323,383	-	-
Purchase of bank premises and equipment	(4,984)	(3,267)	(6,282)
Investment in bank subsidiaries	(850,000)	-	(750,000)
Net cash provided by (used in) investing activities	6,404,574	(1,623,052)	1,667,640

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other borrowings, net	-	4,160,000	-
Payments of other borrowings, net	(4,160,000)	-	-
Dividends paid	(5,471,090)	(10,468,702)	(10,087,229)
Proceeds from issuance of stock	-	69,201	98,921
Net cash used in financing activities	(9,631,090)	(6,239,501)	(9,988,308)

Net increase (decrease) in cash and cash equivalents	25,450	(76,976)	43,149

CASH AND DUE FROM BANKS
Beginning	1,347	78,323	35,174
Ending	$26,797	$1,347	$78,323

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$59,432	$29,460	$-
Cash payments (receipts) for income taxes	(276,531)	793,080	321,045

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$473,550	$-	$-

Note 17.   Selected Quarterly Financial Data (Unaudited)

	2009
	March 31	June 30	September 30	December 31

Total interest income	$10,117,472	$9,826,268	$9,522,916	$9,424,651
Total interest expense	2,909,914	2,659,648	2,419,581	2,237,169
Net interest income	7,207,558	7,166,620	7,103,335	7,187,482
Provision for loan losses	229,654	326,670	635,171	366,812
Net income	2,441,140	2,408,905	2,573,567	1,582,174
Basic and diluted earnings per common share	0.26	0.26	0.27	0.17

	2008
	March 31	June 30	September 30	December 31

Total interest income	$12,014,263	$11,537,705	$11,181,060	$10,781,139
Total interest expense	5,023,193	4,181,050	3,847,132	3,350,317
Net interest income	6,991,070	7,356,655	7,333,928	7,430,822
Provision for loan losses	109,699	818,995	73,514	310,577
Net income	2,900,628	1,867,201	6,906	1,577,261
Basic and diluted earnings per common share	0.31	0.20	-	0.17

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the caption "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 28, 2010, as filed with the SEC on March 19, 2010 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

1.  Financial Statements

Reports of Clifton Gunderson LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2009 and 2008
Consolidated Statements of Income for the Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

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

AMES NATIONAL CORPORATION

March 10, 2010	By: /s/ Thomas H. Pohlman
Thomas H. Pohlman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 10, 2010.

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