Form 10-Q
period 2010-03-31
AMES NATIONAL CORP
filed 2010-05-07
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,432,915
(Class)	(Shares Outstanding at April 30, 2010)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
ASSETS	2010	2009

Cash and due from banks	$25,422,556	$18,796,664
Interest bearing deposits in financial institutions	34,097,282	24,776,088
Securities available-for-sale	419,052,593	418,655,018
Loans receivable, net	408,906,164	415,434,236
Loans held for sale	1,708,365	1,023,200
Bank premises and equipment, net	11,780,912	11,909,404
Accrued income receivable	6,450,914	5,710,226
Deferred income taxes	3,228,044	3,867,523
Other real estate owned	11,140,683	10,480,449
Other assets	4,567,509	4,916,991

Total assets	$926,355,022	$915,569,799

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$94,569,046	$99,918,848
NOW accounts	195,451,550	197,393,459
Savings and money market	191,829,393	184,631,343
Time, $100,000 and over	92,014,067	87,054,194
Other time	149,641,257	153,166,105
Total deposits	723,505,313	722,163,949

Federal funds purchased and securities sold under agreements to repurchase	44,557,180	40,489,505
Short-term borrowings	101,535	138,874
FHLB advances and other long-term borrowings	38,500,000	36,500,000
Dividend payable	1,037,620	943,292
Accrued expenses and other liabilities	3,331,051	2,994,291
Total liabilities	811,032,699	803,229,911

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,432,915 shares issued and outstanding	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	69,935,681	67,703,701
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	3,869,590	3,119,135
Total stockholders' equity	115,322,323	112,339,888

Total liabilities and stockholders' equity	$926,355,022	$915,569,799

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Interest and dividend income:
Loans, including fees	$6,099,479	$6,611,175
Securities:
Taxable	1,827,521	2,111,495
Tax-exempt	1,365,582	1,278,656
Federal funds sold	-	11,075
Interest bearing deposits	130,113	105,071
Total interest and dividend income	9,422,695	10,117,472

Interest expense:
Deposits	1,662,354	2,441,530
Other borrowed funds	403,158	468,384
Total interest expense	2,065,512	2,909,914

Net interest income	7,357,183	7,207,558

Provision for loan losses	323,798	229,654

Net interest income after provision for loan losses	7,033,385	6,977,904

Noninterest income:
Trust department income	530,716	382,552
Service fees	399,823	421,450
Securities gains (losses), net	536,983	(350,675)
Other-than-temporary impairment of investment securities	-	(22,661)
Gain on sales of loans held for sale	153,536	262,906
Merchant and ATM fees	165,387	146,010
Other	171,320	166,390
Total noninterest income	1,957,765	1,005,972

Noninterest expense:
Salaries and employee benefits	2,598,039	2,346,759
Data processing	450,964	478,635
Occupancy expenses	401,154	392,804
FDIC insurance assessments	313,357	479,911
Other real estate owned	56,353	426,844
Other operating expenses	713,072	701,467
Total noninterest expense	4,532,939	4,826,420

Income before income taxes	4,458,211	3,157,456

Provision for income taxes	1,188,611	716,316

Net income	$3,269,600	$2,441,140

Basic and diluted earnings per share	$0.35	$0.26

Dividends declared per share	$0.11	$0.10

Comprehensive income	$4,020,055	$1,046,046

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,269,600	$2,441,140
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	323,798	229,654
Provision (credit) for off-balance sheet commitments	13,000	(5,000)
Amortization and (accretion), net	636,519	(8,219)
Depreciation	181,712	216,076
Provision for deferred taxes	198,735	701,262
Securities losses (gains), net	(536,983)	350,675
Other-than-temporary impairment of investment securities	-	22,661
Impairment of other real estate owned	-	320,282
Gain on sale of other real estate owned	(11,754)	-
Change in assets and liabilities:
Decreasae (increase) in loans held for sale	(685,165)	473,020
Decrease (increase) in accrued income receivable	(740,688)	439,498
Decrease in other assets	346,202	634,412
Increase in accrued expenses and other liabilities	323,760	336,288
Net cash provided by operating activities	3,318,736	6,151,749

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(48,046,365)	(42,606,042)
Proceeds from sale of securities available-for-sale	11,881,313	10,783,617
Proceeds from maturities and calls of securities available-for-sale	36,859,140	23,910,121
Net increase in interest bearing deposits in financial institutions	(9,321,194)	(2,233,435)
Net increase in federal funds sold	-	(32,241,000)
Net decrease in loans	5,502,745	14,512,896
Net proceeds for the sale of other real estate owned	51,216	254,728
Purchase of bank premises and equipment, net	(49,940)	(52,821)
Improvements in other real estate owned	1,833	1,125
Net cash used in investing activities	(3,121,252)	(27,670,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	1,341,364	20,246,750
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	4,067,675	(700,565)
Payments on short-term borrowings, net	(37,339)	(691,049)
Proceeds from FHLB advances	2,500,000	2,500,000
Payments on FHLB advances	(500,000)	(4,500,000)
Dividends paid	(943,292)	(2,641,216)
Net cash provided by financing activities	6,428,408	14,213,920

Net increase (decrease) in cash and cash equivalents	6,625,892	(7,305,142)

CASH AND DUE FROM BANKS
Beginning	18,796,664	24,697,591
Ending	$25,422,556	$17,392,449

Continued

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments (receipt) for:
Interest	$2,116,133	$3,052,441
Income taxes	696,462	(918,253)

SUPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$701,529	$491,516

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three month periods ended March 31, 2010 and 2009 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to previously presented financial statements to conform to the 2010 presentation.

Fair value of financial instruments:  The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and due from banks and interest bearing deposits in financial institutions:  The recorded amount of these assets approximates fair value.

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

Deposit liabilities:  Fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts and money market accounts, are equal to the amount payable on demand as of the respective balance sheet date.  Fair values of certificates of deposit are based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.  The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Federal funds purchased and securities sold under agreements to repurchase:  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate fair value because of the generally short-term nature of the instruments.

Index

Short-term borrowings:  The carrying amounts of short-term borrowings approximate fair value because of the generally short-term nature of the instruments.

FHLB advances and other long-term borrowings:  Fair values of FHLB advances and other long-term borrowings are estimated using discounted cash flow analysis based on interest rates currently being offered with similar terms.

Accrued income receivable and accrued interest payable:  The carrying amounts of accrued income receivable and interest payable approximate fair value.

New Accounting Pronouncements

On December 23, 2009 the FASB issued guidance which modifies certain aspects contained in the Transfers and Servicing topic of FASB ASC 860.  This standard enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  This standard was effective for the Company as of January 1, 2010 with adoption applied prospectively for transfers that occur on or after that date.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In January, 2010, the FASB issued guidance which modifies certain aspects contained in the Fair Value Measurements and Disclosure topic of FAS ASC 820.  This standard enhances information reported to users of the financial statements by providing additional and enhanced disclosures about the fair value measurements.  This standard was effective for the company as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective on January 1, 2011.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

2.	Dividends

On February 10, 2010, the Company declared a cash dividend on its common stock, payable on May 17, 2010 to stockholders of record as of May 3, 2010, equal to $0.11 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2010 and 2009 were 9,432,915.  The Company had no potentially dilutive securities outstanding during the periods presented.

4.	Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2009.

Index

5.	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$25,422,556	$25,423,000	$18,796,664	$18,797,000
Federal funds sold	-	-	-	-
Interest-bearing deposits	34,097,282	34,097,000	24,776,088	24,766,000
Securities available-for-sale	419,052,593	419,053,000	418,655,018	418,655,000
Loans receivable, net	408,906,164	404,202,000	415,434,236	411,344,000
Loans held for sale	1,708,365	1,708,000	1,023,200	1,023,000
Accrued income receivable	6,450,914	6,451,000	5,710,226	5,710,000
Financial liabilities:
Deposits	$723,505,313	$726,225,000	$722,163,949	$725,840,000
Federal funds purchased and securities sold under agreements to repurchase	44,557,180	44,557,000	40,489,505	40,490,000
Other short-term borrowings	101,535	102,000	138,874	139,000
Long-term borrowings	38,500,000	43,369,000	36,500,000	41,504,000
Accrued interest payable	1,041,493	1,041,000	1,092,191	1,092,000

The methodology used to determine fair value as of March 31, 2010 did not change from the methodology used in the Annual Report.

6.	Fair Value Measurements

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

Index

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2010 and December 31, 2009:

		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2010

U.S. treasury	$520,000	$520,000	$-	$-
U.S. government agencies	106,521,000	-	106,521,000	-
U.S. government mortgage-backed securities	96,716,000	-	96,716,000	-
State and political subdivisions	185,068,000	-	185,068,000	-
Corporate bonds	22,282,000	-	22,282,000	-
Equity securities, financial industry common stock	2,722,000	2,722,000	-	-
Equity securities, other	5,224,000	2,028,000	3,196,000	-

	$419,053,000	$5,270,000	$413,783,000	$-

December 31, 2009

U.S. treasury	$525,000	$525,000	$-	$-
U.S. government agencies	106,640,000	-	106,640,000	-
U.S. government mortgage-backed securities	101,589,000	-	101,589,000	-
State and political subdivisions	178,052,000	-	178,052,000	-
Corporate bonds	24,300,000	-	24,300,000	-
Equity securities, financial industry common stock	2,347,000	2,347,000	-	-
Equity securities, other	5,202,000	2,023,000	3,179,000	-

	$418,655,000	$4,895,000	$413,760,000	$-

(a)
Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the securities credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Level 2 securities include U.S. government agency securities, mortgage-backed securities (including pools and collateralized mortgage obligations), municipal bonds, and corporate debt securities.   There were no transfers between level one and two classifications.  The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.

Index

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the required valuation hierarchy as of March 31, 2010 and December 31, 2009:

		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2010

Loans	$4,233,000	$-	$-	$4,233,000

Other real estate owned	11,141,000	-	-	11,141,000

Total	$15,374,000	$-	$-	$15,374,000

December 31, 2009

Loans	$4,807,000	$-	$-	$4,807,000

Other real estate owned	10,480,000	-	-	10,480,000

Total	$15,287,000	$-	$-	$15,287,000

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

Index

7.	Debt and Equity Securities

The amortized cost of securities available for sale and their approximate fair values are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010:
U.S. treasury	$499,192	$21,204	$-	$520,396
U.S. government agencies	105,772,396	860,397	(111,601)	106,521,192
U.S. government mortgage-backed securities	94,620,853	2,138,723	(43,356)	96,716,220
State and political subdivisions	182,213,004	3,202,778	(348,328)	185,067,454
Corporate bonds	21,004,062	1,322,612	(44,801)	22,281,873
Equity securities, financial industry common stock	3,402,389	-	(681,148)	2,721,241
Equity securities, other	5,398,491	17,700	(191,974)	5,224,217
	$412,910,387	$7,563,414	$(1,421,208)	$419,052,593

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009:
U.S. treasury	$498,972	$26,219	$-	$525,191
U.S. government agencies	105,903,470	969,583	(233,169)	106,639,884
U.S. government mortgage-backed securities	100,106,597	1,724,922	(242,033)	101,589,486
State and political subdivisions	175,298,674	3,109,322	(355,571)	178,052,425
Corporate bonds	23,094,417	1,253,157	(47,880)	24,299,694
Equity securities, financial industry common stock	3,402,389	-	(1,056,088)	2,346,301
Equity securities, other	5,399,493	58,400	(255,856)	5,202,037
	$413,704,012	$7,141,603	$(2,190,597)	$418,655,018

Non-interest income for the three months ended March 31, 2010 and 2009 was primarily impacted by net security gains (losses) of approximately $537,000 and ($351,000), respectively.

Index

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010:

Securities available for sale:
U.S. government agencies	$30,896,708	$(100,993)	$457,446	$(10,608)	$31,354,154	$(111,601)
U.S. government mortgage-backed securities	11,653,483	(43,356)	-	-	11,653,483	(43,356)
State and political subsidivisions	24,153,227	(297,395)	2,588,170	(50,933)	26,741,397	(348,328)
Corporate obligations	1,466,747	(25,309)	732,818	(19,492)	2,199,565	(44,801)
Equity securities, financial industry common stock	-	-	2,721,241	(681,148)	2,721,241	(681,148)
Equity securities, other	-	-	1,996,518	(191,974)	1,996,518	(191,974)
	$68,170,165	$(467,053)	$8,496,193	$(954,155)	$76,666,358	$(1,421,208)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Decmeber 31, 2009:

Securities available for sale:
U.S. government agencies	$20,945,895	$(221,061)	$493,118	$(12,108)	$21,439,013	$(233,169)
U.S. government mortgage-backed securities	35,520,408	(242,033)	-	-	35,520,408	(242,033)
State and political subsidivisions	25,536,025	(292,017)	2,701,961	(63,554)	28,237,986	(355,571)
Corporate obligations	998,971	(764)	2,687,426	(47,116)	3,686,397	(47,880)
Equity securities, financial industry common stock	-	-	2,346,301	(1,056,088)	2,346,301	(1,056,088)
Equity securities, other	-	-	1,932,636	(255,856)	1,932,636	(255,856)
	$83,001,299	$(755,875)	$10,161,442	$(1,434,722)	$93,162,741	$(2,190,597)

At March 31, 2010, debt securities have unrealized losses of $548,086.  These losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuers’ financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond ratings agencies have occurred and industry analysts’ reports.  Unrealized losses on equity securities totaled $873,122 as of March 31, 2010.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were not other-than-temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could lead to additional impairment charges, thereby materially affecting the amounts reported in the Company’s financial statements.

Index

8.	Impaired Loans and Allowance for Loan Losses

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  Impairment of $819,000 and $999,000 is included in the allowance for loan losses as of March 31, 2010 and December 31, 2009, respectively.  The following is a recap of impaired loans at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Impaired loans without a valuation allowance	$3,017,000	$4,381,000
Impaired loans with a valuation allowance	5,052,000	5,806,000
Total impaired loans	$8,069,000	$10,187,000

Valuation related to impaired loans	$819,000	$999,000

Total nonaccrual loans	$8,310,000	$10,187,000

Total loans past due ninety days or more and still accruing	$107,000	$121,000

	Three Months Ended March 31,
	2010	2009

Average investments in impaired loans	$9,128,000	$7,378,000
Interest income that would have been recognized on impaired loans	$118,000	$136,000
Interest income recorded on impaired loans	$98,000	$21,000

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Balance, beginning	$7,651,510	$6,779,215
Loans charged-off	(315,131)	(96,963)
Recoveries of loans charged-off	21,397	20,375
Net charge offs	(293,734)	(76,588)
Provision for loan losses	323,798	229,654
Balance, ending	$7,681,574	$6,932,281

Index

9.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  There were no significant events or transactions occurring after March 31, 2010, but prior to May 6, 2010 that provided additional evidence about conditions that existed at March 31, 2010.  There were no events or transactions that provided evidence about conditions that did not exist at March 31, 2010.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Banks; (ii) service charges on deposit accounts maintained at the Banks; (iii) interest on fixed income investments held by the Banks; (iv) fees on trust services provided by those Banks exercising trust powers and (v) securities gains.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; and (v) FDIC insurance assessments.  The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company had net income of $3,270,000, or $0.35 per share, for the three months ended March 31, 2010, compared to net income of $2,441,000, or $0.26 per share, for the three months ended March 31, 2009.  Total equity capital as of March 31, 2010 totaled $115.3 million or 12.4% of total assets.

Index

The Company’s earnings for the first quarter increased $828,000 from the $2,441,000 earned a year ago.  The higher quarterly earnings can be primarily attributed to increased securities gains, lower other real estate owned expenses and lower FDIC insurance assessments, offset in part by an increase in salaries and employee benefits.  For the three months ended March 31, 2010, securities gain were $537,000 as compared to securities losses of $351,000 for the three month ended March 31, 2009.  The decrease in other real estate costs of $370,000 is due primarily to write downs in 2009, with no write downs in 2010.  The decrease in the FDIC insurance assessments of $167,000 is due primarily to lower quarterly deposit assessments.  FDIC insurance assessments are expected to negatively impact future operating results if bank failures continue to erode the FDIC insurance fund.  For the three months ended March 31, 2010, 41 banks have failed compared to 140 bank failures for the year ended December 31, 2009.

Net loan charge-offs for the quarter totaled $294,000, compared to net charge-offs of $77,000 in the first quarter of 2009.  The provision for loan losses for the first quarter of 2010 totaled $324,000 compared to the provision for loan losses of $230,000 for the same period in 2009.  This increase in the provision for loan losses was due primarily to the continuing weakness in general economic conditions, offset in part by decreases in outstanding loans and the specific allowance for loan losses on impaired loans.

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

•              In March of 2009, the OCC imposed individual minimum capital ratios requiring First National to maintain, on an ongoing basis, Tier One Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk Weighted Assets.  As of March 31, 2010, First National exceeded these capital ratios.  Failure to maintain the individual minimum capital ratios could result in additional regulatory action against First National.

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

•             The Company’s equity securities portfolio (held at the holding company level and excluding equity holding by the Banks) is $4.7 million as of March 31, 2010.  The Company invests a portion of its’ capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks.  The Company has focused on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.  The strategy, however, did not prove successful in 2010 and 2009 as problems due to the national recession caused a significant decline in the market value and dividend rates of the Company’s equity securities.  Unrealized losses in the Company’s equity portfolio totaled $873,000 and $1.3 million (at the holding company level on an unconsolidated basis) as of March 31, 2010 and December 31, 2009, respectively.  The Company had no realized losses in its equity portfolio during the three months ended March 31, 2010, compared to realized losses of $53,000 during the three months ended March 31, 2009 (at the holding company level on an unconsolidated basis).  Additionally, the Company recognized no impairment losses in the equity portfolio during the three months ended March 31, 2010 and 2009.  It is possible that the Company may incur impairment losses in the remainder of 2010 which would have a negative impact on the Company’s earnings for the year.

•              Loans amounted to $408.9 million and $415.4 million as of March 31, 2010 and December 31, 2009, respectively.  The loan portfolio decreased 1.6% during the three months ended March 31, 2010.  The decline in the loan portfolio is primarily due to the decrease in loan volume due to a weakening of loan demand as payments and prepayments exceeded originations.  The declines occurred primarily in the commercial operating and commercial real estate loan portfolios. A continued decline in the loan portfolio would have a negative impact on the Company’s earnings for the year.

•             The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in recent years and significantly contributed to the Company’s increased level of non-performing loans, other real estate owned and related costs since 2007.  The Company has $8,975,000 in other real estate owned in the Des Moines market.  The Company has $3.4 million in impaired loans with four Des Moines development companies with specific reserves totaling $350,000.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

•              Other real estate owned amounted to $11.1 million and $10.5 million as of March 31, 2010 and December 31, 2009, respectively.  Other real estate owned costs amounted to $56,000 and $427,000 for the three months ended March 31, 2010 and 2009, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

•             The FDIC imposes an assessment against all depository institutions for deposit insurance.  Notably, the FDIC has the authority to increase insurance assessments.  FDIC insurance assessments amounted to $313,000 and $480,000 for the three months ended March 31, 2010 and 2009, respectively.   For the three months ended March 31, 2010, 41 banks failed as compared 140 bank failures for the year ended December 31, 2009.  In 2011, the FDIC has a scheduled assessment increase for all FDIC insured institutions.  An increase in FDIC deposit assessments will have a negative impact on the Company’s earnings.

Index

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

Selected Indicators for the Company and the Industry

	Quarter Ended March 31,	Year Ended December 31,
	2010	2009		2008		2007
	Company	Company	Industry *	Company	Industry	Company	Industry

Return on average assets	1.43%	1.02%	0.09%	0.74%	0.12%	1.30%	0.81%

Return on average equity	11.46%	8.31%	0.90%	5.89%	1.24%	9.89%	7.75%

Net interest margin	3.78%	3.78%	3.47%	3.94%	3.18%	3.39%	3.29%

Efficiency ratio	48.66%	63.87%	55.53%	67.40%	59.02%	53.71%	59.37%

Capital ratio	12.51%	12.32%	8.65%	12.57%	7.49%	13.20%	7.98%

*Latest available data

Index

Key performances indicators include:

•              Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.43% and 1.15%, respectively, for the three month periods ending March 31, 2010 and 2009.  The increase in this ratio in 2010 from the previous period is primarily the result of higher net income.

•              Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 11.46% and 9.32%, respectively for the three month periods ending March 31, 2010 and 2009.  The increase in this ratio in 2010 from the previous period is primarily the result of higher net income.

•              Net Interest Margin

The net interest margin for the three months ended March 31, 2010 was 3.78% compared to 3.97% for the three months ended March 31, 2009.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  This decrease is primarily the result of lower yields on interest earning assets, offset in part by lower cost of funds on deposits and other borrowings and an increase in the average balance of securities available-for-sale. The lower yields and cost of funds were due primarily to lower market interest rates as interest earning assets and interest-bearing liabilities are repricing.

•              Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 48.7% and 58.8% for the three months ended March 31, 2010 and 2009, respectively.  The improvement in the efficiency ratio in 2010 from the previous period is primarily the result of securities gains in 2010 as compared to securities losses in 2009 and decreased expenses related to other real estate owned and FDIC insurance assessments.

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

Index

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

Index

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

Other Real Estate Owned

Real estate properties acquired through or in lieu of foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  The portion of interest costs relating to development of real estate is capitalized.  Independent appraisals or evaluations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost basis or fair value less cost to sell. These appraisals or evaluations are inherently subjective and require estimates that are susceptible to significant revisions as more information becomes available.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

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

Index

Income Statement Review for the Three Months ended March 31, 2010

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended March 31, 2010 and 2009:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2010			2009

	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$68,042	$993	5.84%	$73,120	$923	5.05%
Agricultural	39,674	582	5.87%	36,106	557	6.17%
Real estate	286,054	4,201	5.87%	317,465	4,772	6.01%
Consumer and other	24,173	323	5.34%	24,533	359	5.85%

Total loans (including fees)	417,943	6,099	5.84%	451,224	6,611	5.86%

Investment securities
Taxable	239,761	1,828	3.05%	178,875	2,111	4.72%
Tax-exempt 2	170,464	2,097	4.92%	132,201	1,956	5.92%
Total investment securities	410,225	3,925	3.83%	311,076	4,067	5.23%

Interest bearing deposits with banks	26,647	130	1.95%	10,843	105	3.88%
Federal funds sold	2	0	0.19%	21,208	11	0.21%

Total interest-earning assets	854,817	$10,154	4.75%	794,351	$10,794	5.44%

Noninterest-earning assets	57,529			51,213

TOTAL ASSETS	$912,346			$845,564

1 Average loan balance includes nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2010			2009

	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$377,963	$347	0.37%	$330,562	$482	0.58%
Time deposits < $100,000	151,205	865	2.29%	163,634	1,304	3.19%
Time deposits > $100,000	89,824	451	2.01%	81,262	656	3.23%
Total deposits	618,992	1,663	1.07%	575,458	2,442	1.70%
Other borrowed funds	84,106	403	1.92%	78,800	468	2.38%

Total Interest-bearing liabilities	703,098	2,066	1.18%	654,258	2,910	1.78%

Noninterest-bearing liabilities
Demand deposits	90,321			81,237
Other liabilities	4,821			5,340

Stockholders' equity	114,106			104,729

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$912,346			$845,564

Net interest income		$8,088	3.78%		$7,884	3.97%

Spread Analysis
Interest income/average assets	$10,154	4.45%		$10,794	5.11%
Interest expense/average assets	$2,066	0.91%		$2,910	1.38%
Net interest income/average assets	$8,088	3.55%		$7,884	3.73%

Net Interest Income

For the three months ended March 31, 2010 and 2009, the Company's net interest margin adjusted for tax exempt income was 3.78% and 3.97%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2010 totaled $7,357,000 compared to $7,208,000 for the three months ended March 31, 2009.

For the three months ended March 31, 2010, interest income decreased $695,000 or 6.9% when compared to the same period in 2009.  The decrease from 2009 was primarily attributable to lower investment securities average yields and lower average balances of loans in the current period, offset in part by higher average balances of investment securities.

Interest expense decreased $844,000 or 29.0% for the three months ended March 31, 2010 when compared to the same period in 2009.  The lower interest expense for the period is primarily attributable to lower average rates paid on deposits and borrowings, offset in part by an increase in the average balance of savings, NOW and money market accounts.

Index

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2010 was $324,000 compared to a provision for loan losses of $230,000 for the three months ended March 31, 2009.  This increase in the provision for loan losses was due primarily to the continuing weakness in general economic conditions, offset in part by decreases in outstanding loans and the specific allowance for loan losses on impaired loans.  Net charge-offs of $294,000 were realized in the three months ended March 31, 2010 and compare to net charge-offs of $77,000 for the three months ended March 31, 2009.

Non-interest Income and Expense

Non-interest income increased $952,000 during the three months ended March 31, 2010 compared to the same period in 2009 primarily as the result of securities gain of $537,000 in 2010 as compared to securities losses of $351,000 in 2009.  Excluding net security gains and other-than-temporary impairment write downs on certain investment securities for the three months ending March 31, 2010 and 2009, non-interest income increased $41,000, or 3.0%.

Non-interest expense decreased $293,000 or 6.1% for the three months ended March 31, 2010 compared to the same period in 2009 primarily as the result of lower quarterly FDIC insurance assessments in 2010 and no write-downs of other real estate owned for the three months ended March 31, 2010 as compared to $320,000 of write downs for the three months ended March 31, 2009.  These decreases were partially offset by an increase in salaries and employee benefits.

Income Taxes

The provision for income taxes expense for the three months ended March 31, 2010 and 2009 was $1,189,000 and $716,000, representing an effective tax rate of 27% and 23%, respectively.  The higher pretax earnings in 2010 and the reduced effect of income from tax exempt securities lead to the higher effective tax rate in comparison to same period in 2009.

Balance Sheet Review

As of March 31, 2010, total assets were $926,355,000, a $10,785,000 increase compared to December 31, 2009.  The increase in deposits and securities sold under agreements to repurchase and a decrease in the loan portfolio funded an increase in interest bearing deposits in financial institutions and cash and due from banks.  The decrease in the loan portfolio is due in part to a decrease in loan demand, as payments and repayments exceed originations.

Investment Portfolio

The investment portfolio totaled $419,053,000 as of March 31, 2010, 0.1% higher than the December 31, 2009 balance of $418,655,000.  The state and political subdivisions portfolio increase was partially offset by decreases in the U.S. Government mortgage-backed securities and the corporate bonds portfolio

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment.  As of March 31, 2010, existing gross unrealized losses of $1,421,000 are considered to be temporary in nature due to market interest rate fluctuations and other factors, rather than deteriorations in the credit component of the securities.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell impaired securities and management believes it is more likely than not that the Company will hold these securities until recovery of their cost basis to avoid considering an impairment to be other-than-temporary.

Index

Loan Portfolio

The loan portfolio declined $6,528,000, or 1.6%, during the three months as net loans totaled $408,906,000 as of March 31, 2010 compared to $415,434,000 as of December 31, 2009.  The decline in the loan portfolio is primarily due to the decrease in loan volume due to a weakening of loan demand as payments and prepayments exceeded originations.  The declines in the loan portfolio occurred primarily in the commercial operating and commercial real estate loan portfolios.

Deposits

Deposits totaled $723,505,000 as of March 31, 2010, an increase of $1,341,000 from December 31, 2009.  The increase is primarily attributed to increases in public funds accounts, money market, savings and certificate of deposit accounts, offset in part by decreases in NOW and demand accounts.  The increases of $4,787,000 in public funds and $2,060,000 in retail and commercial certificates of deposits were partially offset by declines of $4,334,000 in commercial core deposits and $1,172,000 in retail core deposits.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase totaled $44,557,000 as of March 31, 2010, $4,068,000 higher than December 31, 2009.  This increase in securities sold under agreements to repurchase is primarily due to increases in existing customer balances and a new public funds customer, offset in part by a decrease in federal funds purchased.

Other Borrowed Funds

FHLB advances and other long-term borrowings totaled $38,500,000 as of March 31, 2010, $2,000,000 higher than December 31, 2009.  The increase is attributable to FHLB advance borrowings of $2,500,000, offset by FHLB advance maturities of $500,000.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2009.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2010 totaled $408,906,000 compared to $415,434,000 as of December 31, 2009.  Net loans comprise 44% of total assets as of March 31, 2010.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of non-accrual loans and loans past due 90 days or more) as a percentage of total loans was 2.02% at March 31, 2010, as compared to 2.45% at December 31, 2009 and 1.84% at March 31, 2009.  The Company’s level of problem loans a percentage of total loans at March 31, 2010 of 2.02% is lower than the Company’s peer group (439 bank holding companies with assets of $500 million to $1 billion) of 3.34% as of December 31, 2009.

Index

Impaired loans, net of specific reserves, totaled $7,250,000 as of March 31, 2010 compared to impaired loans of $9,188,000 as of December 31, 2009.  The decrease in impaired loans from December 31, 2009 to March 31, 2010, is due primarily to the repayment of one large construction real estate loan and the repossession of a construction real estate property.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company applies its normal loan review procedures to identify loans that should be evaluated for impairment.  As of March 31, 2009, non-accrual loans totaled $8,310,000; loans past due 90 days and still accruing totaled $107,000.  This compares to non-accrual loans of $10,187,000 and loans past due 90 days and still accruing of $121,000 on December 31, 2009.  Other real estate owned totaled $11,141,000 as of March 31, 2010 and $10,480,000 as of December 31, 2009.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2010 and December 31, 2009 was 1.84% and 1.81%, respectively. The allowance for loan losses totaled $7,682,000 and $7,652,000 as of March 31, 2010 and December 31, 2009, respectively.  Net charge-offs for the three months ended March 31, 2010 totaled $294,000 compared to net charge-offs of $77,000 for the three months ended March 31, 2009.  The increase in the general allowance for loan losses was due primarily to continuing weakness in the general economic conditions.

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

As of March 31, 2010, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

Index

The liquidity and capital resources discussion will cover the following topics:

•	Review the Company’s Current Liquidity Sources
•	Review of Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of March 31, 2010 and December 31, 2009 totaled $59,520,000 and $43,573,000, respectively, provide a level of liquidity.

Other sources of liquidity available to the Banks as of March 31, 2010 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $72,622,000, with $18,500,000 of outstanding FHLB advances at March 31, 2010.  Federal funds borrowing capacity at correspondent banks was $106,245,000, with no outstanding federal fund balances as of March 31, 2010. The Company had securities sold under agreements to repurchase totaling $44,557,000 and long-term repurchase agreements of $20,000,000 as of March 31, 2010.

Total investments as of March 31, 2010 were $419,053,000 compared to $418,655,000 as of December 31, 2009.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2010.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2010 totaled $3,319,000 compared to the $6,152,000 provided for the three months ended March 31, 2009.  The decrease in net cash provided by operating activities was primarily related to increases in accrued interest receivable, loans held for sale, changes in net securities gains, offset in part by an increase in net income.

Net cash used in investing activities for the three months ended March 31, 2010 was $3,121,000 and compares to $27,671,000 for the three months ended March 31, 2009. The decrease in net cash used in investing activities was primarily due to changes in federal funds sold and securities available-for-sale, offset in part by changes in loans and interest bearing deposits in financial institutions.

Net cash provided by financing activities for the three months ended March 31, 2010 totaled $6,428,000 compared to $14,214,000 for the three months ended March 31, 2009.  The decrease in net cash provided by financing activities was primarily due to changes in deposits, offset in part by changes in borrowings, federal funds purchased and securities sold under agreements to repurchase and dividends paid.  As of March 31, 2010, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Index

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the three months ended March 31, 2010, dividends paid by the Banks to the Company amounted to $850,000 compared to $920,000 for the same period in 2009.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  First National has not paid any dividends to the Company in 2010 and 2009; however, dividends from First National are expected to resume in the latter half of 2010 if profitability and growth expectations are met.  The Company increased the quarterly dividend declared by the Company to $0.11 per share in 2010 from $0.10 per share in 2009.

The Company has unconsolidated interest bearing deposits and marketable investment securities totaling $8,075,000 as of March 31, 2010 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of March 31, 2010 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2010 totaled $115,322,000 and was higher than the $112,340,000 recorded as of December 31, 2009.  At March 31, 2010 and December 31, 2009, stockholders’ equity as a percentage of total assets was 12.45% and 12.27%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of March 31, 2010.

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

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2010 changed significantly when compared to 2009.

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

The following paragraphs supplement the discussion under Items 1A “Risk Factors” in the Company’s Annual Report:

Regulatory concerns.

On March 16, 2009, the Office of the Comptroller of the Currency (OCC) informed the Company’s lead bank, First National Bank, of the OCC’s decision to establish individual minimum capital ratios for First National Bank in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National Bank to maintain, on an ongoing basis, Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of March 31, 2010, First National Bank exceeded the 9% Tier 1 and 11% Total Risk Based capital requirements.  Failure to maintain the individual minimum capital ratios established by the OCC could result in additional regulatory action against First National Bank.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Reserved

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES NATIONAL CORPORATION

DATE: May 7, 2010	By:	/s/	Thomas H. Pohlman

Thomas H. Pohlman, President
(Principal Executive Officer)

By: /s/ John P. Nelson

John P. Nelson, Vice President
(Principal Financial Officer)

Index

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350