Form 10-Q
period 2010-06-30
AMES NATIONAL CORP
filed 2010-08-06
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,432,915
(Class)	(Shares Outstanding at July 30, 2010)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
ASSETS	2010	2009

Cash and due from banks	$16,671,320	$18,796,664
Interest bearing deposits in financial institutions	25,357,030	24,776,088
Securities available-for-sale	436,928,802	418,655,018
Loans receivable, net	410,432,696	415,434,236
Loans held for sale	2,510,258	1,023,200
Bank premises and equipment, net	11,666,390	11,909,404
Accrued income receivable	5,918,291	5,710,226
Deferred income taxes	2,513,174	3,867,523
Other real estate owned	10,630,371	10,480,449
Other assets	4,350,105	4,916,991

Total assets	$926,978,437	$915,569,799

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$91,706,784	$99,918,848
NOW accounts	208,779,142	197,393,459
Savings and money market	179,879,101	184,631,343
Time, $100,000 and over	86,614,339	87,054,194
Other time	148,225,335	153,166,105
Total deposits	715,204,701	722,163,949

Federal funds purchased and securities sold under agreements to repurchase	50,279,602	40,489,505
Short-term borrowings	6,819	138,874
FHLB advances and other long-term borrowings	38,500,000	36,500,000
Dividend payable	1,037,620	943,292
Accrued expenses and other liabilities	3,251,797	2,994,291
Total liabilities	808,280,539	803,229,911

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,432,915 shares issued and outstanding	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	72,024,066	67,703,701
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	5,156,780	3,119,135
Total stockholders' equity	118,697,898	112,339,888

Total liabilities and stockholders' equity	$926,978,437	$915,569,799

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans, including fees	$6,023,730	$6,389,627	$12,123,209	$13,000,802
Securities:
Taxable	1,770,707	2,055,441	3,598,228	4,166,936
Tax-exempt	1,429,568	1,291,796	2,795,150	2,570,452
Federal funds sold	-	8,253	-	19,328
Interest bearing deposits	129,198	81,151	259,311	186,222

Total interest and dividend income	9,353,203	9,826,268	18,775,898	19,943,740

Interest expense:
Deposits	1,563,610	2,183,150	3,225,964	4,624,680
Other borrowed funds	402,304	476,498	805,462	944,882

Total interest expense	1,965,914	2,659,648	4,031,426	5,569,562

Net interest income	7,387,289	7,166,620	14,744,472	14,374,178

Provision for loan losses	170,416	326,670	494,214	556,324

Net interest income after provision for loan losses	7,216,873	6,839,950	14,250,258	13,817,854

Noninterest income:
Trust department income	465,298	390,882	996,014	773,434
Service fees	435,365	449,382	835,188	870,832
Securities gains (losses), net	134,830	255,088	671,813	(95,587)
Gain on loans held for sale	171,453	256,776	324,989	519,682
Merchant and ATM fees	195,137	153,159	360,524	299,169
Other	209,460	223,337	380,780	367,066

Total noninterest income	1,611,543	1,728,624	3,569,308	2,734,596

Noninterest expense:
Salaries and employee benefits	2,706,545	2,703,106	5,304,584	5,049,865
Data processing	494,681	541,678	945,645	1,020,313
Occupancy expenses	364,955	302,240	766,109	695,044
FDIC insurance assessments	278,109	557,091	591,466	1,037,002
Other real estate owned	62,954	727,793	119,307	1,154,637
Other operating expenses	728,405	705,236	1,441,477	1,406,703

Total noninterest expense	4,635,649	5,537,144	9,168,588	10,363,564

Income before income taxes	4,192,767	3,031,430	8,650,978	6,188,886

Provision for income taxes	1,066,761	622,525	2,255,372	1,338,841

Net income	$3,126,006	$2,408,905	$6,395,606	$4,850,045

Basic and diluted earnings per share	$0.33	$0.26	$0.68	$0.51

Declared dividends per share	$0.11	$0.10	$0.22	$0.20

Comprehensive income	$4,413,196	$4,360,628	$8,433,251	$5,406,674

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,395,606	$4,850,045
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	494,214	556,324
Provision (credit) for off-balance sheet commitments	13,000	(5,000)
Amortization and (accretion), net	1,389,789	184,623
Depreciation	381,534	432,738
Provision for deferred taxes	157,636	1,316,262
Securities losses (gains), net	(671,813)	95,587
Other-than-temporary impairment of investment securities	-	29,565
Impairment of other real estate owned	14,900	931,533
(Gain) loss on sale of other real estate owned	(35,922)	1,096
Change in assets and liabilities:
Increase in loans held for sale	(1,487,058)	(1,505,549)
(Increase) decrease in accrued income receivable	(208,065)	1,171,957
Decrease in other assets	560,326	449,373
Increase in accrued expenses and other liabilities	244,506	427,866
Net cash provided by operating activities	7,248,653	8,936,420

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(109,570,798)	(136,151,556)
Proceeds from sale of securities available-for-sale	16,353,562	33,751,830
Proceeds from maturities and calls of securities available-for-sale	77,459,834	46,069,180
Net increase in interest bearing deposits in financial institutions	(580,942)	(26,902,623)
Net decrease in federal funds sold	-	16,533,000
Net decrease in loans	3,805,797	28,563,420
Net proceeds for the sale of other real estate owned	571,028	702,137
Purchase of bank premises and equipment, net	(131,960)	(65,221)
Improvements in other real estate owned	1,601	2,250
Net cash used in investing activities	(12,091,878)	(37,497,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(6,959,248)	19,326,615
Increase in federal funds purchased and securities sold under agreements to repurchase	9,790,097	7,951,847
Payments on short-term borrowings, net	(132,055)	(738,587)
Proceeds from FHLB advances	2,500,000	2,500,000
Payments on FHLB advances	(500,000)	(5,500,000)
Dividends paid	(1,980,913)	(3,584,507)
Net cash provided by financing activities	2,717,881	19,955,368

Net decrease in cash and cash equivalents	(2,125,344)	(8,605,795)

CASH AND DUE FROM BANKS
Beginning	18,796,664	24,697,591
Ending	$16,671,320	$16,091,796

Continued

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments (receipt) for:
Interest	$4,128,891	$5,809,507
Income taxes	2,107,614	(566,065)

SUPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$701,529	$1,499,411

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and six month periods ended June 30, 2010 and 2009 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to previously presented financial statements to conform to the 2010 presentation.

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

In January, 2010, the FASB issued guidance which modifies certain aspects contained in the Fair Value Measurements and Disclosure topic of FAS ASC 820.  This standard enhances information reported to users of the financial statements by providing additional and enhanced disclosures about the fair value measurements.  This standard was effective for the company as of January 1, 2010; except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective on January 1, 2011.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In July, 2010, the FASB issued Accounting Standards Update 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new guidance will increase disclosures made about the credit quality of loans and the allowance for credit losses.  The disclosures will provide additional information about the nature of credit risk inherent in the Company’s loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses.  The requirements will be effective for the Company’s year ending December 31, 2010.  The company has not yet determined the impact the requirements will have on the consolidated financial statements.

2.	Dividends

On May 12, 2010, the Company declared a cash dividend on its common stock, payable on August 16, 2010 to stockholders of record as of August 2, 2010, equal to $0.11 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and six months ended June 30, 2010 and 2009 were 9,432,915.  The Company had no potentially dilutive securities outstanding during the periods presented.

Index

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

5.	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$16,671,320	$16,671,000	$18,796,664	$18,797,000
Interest-bearing deposits	25,357,030	25,357,000	24,776,088	24,766,000
Securities available-for-sale	436,928,802	436,929,000	418,655,018	418,655,000
Loans receivable, net	410,432,696	413,659,000	415,434,236	411,344,000
Loans held for sale	2,510,258	2,510,000	1,023,200	1,023,000
Accrued income receivable	5,918,291	5,918,000	5,710,226	5,710,000
Financial liabilities:
Deposits	$715,204,701	$717,737,000	$722,163,949	$725,840,000
Federal funds purchased and securities sold under agreements to repurchase	50,279,602	50,280,000	40,489,505	40,490,000
Other short-term borrowings	6,819	7,000	138,874	139,000
Long-term borrowings	38,500,000	41,902,000	36,500,000	41,504,000
Accrued interest payable	994,726	995,000	1,092,191	1,092,000

The methodology used to determine fair value as of June 30, 2010 did not change from the methodology used in the Annual Report.

6.	Fair Value Measurements

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

Index

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2010 and December 31, 2009:

		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2010

U.S. treasury	$515,000	$515,000	$-	$-
U.S. government agencies	104,562,000	-	104,562,000	-
U.S. government mortgage-backed securities	102,376,000	-	102,376,000	-
State and political subdivisions	201,881,000	-	201,881,000	-
Corporate bonds	20,822,000	-	20,822,000	-
Equity securities, financial industry common stock	2,310,000	2,310,000	-	-
Equity securities, other	4,463,000	1,230,000	3,233,000	-

	$436,929,000	$4,055,000	$432,874,000	$-

December 31, 2009

U.S. treasury	$525,000	$525,000	$-	$-
U.S. government agencies	106,640,000	-	106,640,000	-
U.S. government mortgage-backed securities	101,589,000	-	101,589,000	-
State and political subdivisions	178,052,000	-	178,052,000	-
Corporate bonds	24,300,000	-	24,300,000	-
Equity securities, financial industry common stock	2,347,000	2,347,000	-	-
Equity securities, other	5,202,000	2,023,000	3,179,000	-

	$418,655,000	$4,895,000	$413,760,000	$-

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

Index

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the required valuation hierarchy as of June 30, 2010 and December 31, 2009:

		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2010

Loans	$4,380,000	$-	$-	$4,380,000

Other real estate owned	10,630,000	-	-	10,630,000

Total	$15,010,000	$-	$-	$15,010,000

December 31, 2009

Loans	$4,807,000	$-	$-	$4,807,000

Other real estate owned	10,480,000	-	-	10,480,000

Total	$15,287,000	$-	$-	$15,287,000

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

Index

7.	Debt and Equity Securities

The amortized cost of securities available for sale and their approximate fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2010:
U.S. treasury	$499,420	$15,594	$-	$515,014
U.S. government agencies	102,844,632	1,759,112	(41,529)	104,562,215
U.S. government mortgage-backed securities	99,300,541	3,123,017	(47,661)	102,375,897
State and political subdivisions	198,372,229	3,739,900	(231,582)	201,880,547
Corporate bonds	19,600,975	1,235,709	(14,269)	20,822,415
Equity securities, financial industry common stock	3,402,389	-	(1,092,388)	2,310,001
Equity securities, other	4,723,251	2,300	(262,838)	4,462,713
	$428,743,437	$9,875,632	$(1,690,267)	$436,928,802

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2009:
U.S. treasury	$498,972	$26,219	$-	$525,191
U.S. government agencies	105,903,470	969,583	(233,169)	106,639,884
U.S. government mortgage-backed securities	100,106,597	1,724,922	(242,033)	101,589,486
State and political subdivisions	175,298,674	3,109,322	(355,571)	178,052,425
Corporate bonds	23,094,417	1,253,157	(47,880)	24,299,694
Equity securities, financial industry common stock	3,402,389	-	(1,056,088)	2,346,301
Equity securities, other	5,399,493	58,400	(255,856)	5,202,037
	$413,704,012	$7,141,603	$(2,190,597)	$418,655,018

Non-interest income for the three months ended June 30, 2010 and 2009 was primarily impacted by net security gains of approximately $135,000 and $255,000, respectively.  Non-interest income for the six months ended June 30, 2010 and 2009 was primarily impacted by net security gains (losses) of approximately $672,000 and ($96,000), respectively.

Index

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010:

Securities available for sale:
U.S. government agencies	$4,659,087	$(31,899)	$436,904	$(9,630)	$5,095,991	$(41,529)
U.S. government mortgage-backed securities	2,996,377	(47,661)	-	-	2,996,377	(47,661)
State and political subsidivisions	22,887,523	(207,528)	2,230,126	(24,054)	25,117,649	(231,582)
Corporate obligations	993,971	(5,269)	743,243	(9,000)	1,737,214	(14,269)
Equity securities, financial industry common stock	-	-	2,310,001	(1,092,388)	2,310,001	(1,092,388)
Equity securities, other	-	-	1,230,114	(262,838)	1,230,114	(262,838)
	$31,536,958	$(292,357)	$6,950,388	$(1,397,910)	$38,487,346	$(1,690,267)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009:

Securities available for sale:
U.S. government agencies	$20,945,895	$(221,061)	$493,118	$(12,108)	$21,439,013	$(233,169)
U.S. government mortgage-backed securities	35,520,408	(242,033)	-	-	35,520,408	(242,033)
State and political subsidivisions	25,536,025	(292,017)	2,701,961	(63,554)	28,237,986	(355,571)
Corporate obligations	998,971	(764)	2,687,426	(47,116)	3,686,397	(47,880)
Equity securities, financial industry common stock	-	-	2,346,301	(1,056,088)	2,346,301	(1,056,088)
Equity securities, other	-	-	1,932,636	(255,856)	1,932,636	(255,856)
	$83,001,299	$(755,875)	$10,161,442	$(1,434,722)	$93,162,741	$(2,190,597)

At June 30, 2010, debt securities have unrealized losses of $335,041.  These losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuers’ financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond ratings agencies have occurred and industry analysts’ reports.  Unrealized losses on equity securities totaled $1,355,226 as of June 30, 2010.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were not other-than-temporary.  Due to potential changes in conditions, it is at least reasonably possible changes in fair values and management’s assessments will occur in the near term and that such changes could lead to additional impairment charges, thereby materially affecting the amounts reported in the Company’s financial statements.

Index

8.	Impaired Loans and Allowance for Loan Losses

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  Impairment of $892,000 and $999,000 is included in the allowance for loan losses as of June 30, 2010 and December 31, 2009, respectively.  The following is a recap of impaired loans at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Impaired loans without a valuation allowance	$2,454,000	$4,381,000
Impaired loans with a valuation allowance	5,272,000	5,806,000
Total impaired loans	$7,726,000	$10,187,000

Valuation related to impaired loans	$892,000	$999,000

Total nonaccrual loans	$7,754,000	$10,187,000

Total loans past due ninety days or more and still accruing	$7,000	$121,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Average investments in impaired loans	$7,898,000	$9,402,000	$8,661,000	$8,438,000
Interest income that would have been recognized on impaired loans	$108,000	$56,000	$226,000	$192,000
Interest income recorded on impaired loans	$9,000	$34,000	$107,000	$55,000

Changes in the allowance for loan losses were as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance, beginning	$7,682,000	$6,932,000	$7,652,000	$6,779,000
Loans charged-off	(27,000)	(582,000)	(342,000)	(679,000)
Recoveries of loans charged-off	25,000	11,000	46,000	32,000
Net charge offs	(2,000)	(571,000)	(296,000)	(647,000)
Provision for loan losses	170,000	327,000	494,000	556,000
Balance, ending	$7,850,000	$6,688,000	$7,850,000	$6,688,000

Index

9.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  There were no significant events or transactions occurring after June 30, 2010, but prior to August 6, 2010 that provided additional evidence about conditions that existed at June 30, 2010.  There were no events or transactions that provided evidence about conditions that did not exist at June 30, 2010.

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

The Company had net income of $3,126,000, or $0.33 per share, for the three months ended June 30, 2010, compared to net income of $2,409,000, or $0.26 per share, for the three months ended June 30, 2009.  Total equity capital as of June 30, 2010 totaled $118.7 million or 12.8% of total assets.

Index

The Company’s earnings for the second quarter increased $717,000 from the $2,409,000 earned a year ago.  The higher quarterly earnings can be primarily attributed to lower other real estate owned expenses, lower FDIC insurance assessments and higher net interest income.  The decrease in other real estate costs of $665,000 is due primarily to write downs in 2009, with no significant write downs in 2010.  The decrease in the FDIC insurance assessments of $279,000 is due primarily to lower quarterly deposit assessments.  FDIC insurance assessments are expected to negatively impact future operating results if bank failures continue to erode the FDIC insurance fund.  Through June 30, 2010, 89 banks have failed compared to 140 bank failures for the year ended December 31, 2009.

Net loan charge-offs for the quarter totaled $2,000, compared to net charge-offs of $571,000 in the second quarter of 2009.  The provision for loan losses for the second quarter of 2010 totaled $170,000 compared to the provision for loan losses of $327,000 for the same period in 2009.  This decrease in the provision for loan losses was due primarily to a decrease in outstanding loans, lower net charge offs and improving asset quality.

The Company had net income of $6,396,000, or $0.68 per share, for the six months ended June 30, 2010, compared to net income of $4,850,000, or $0.51 per share, for the six months ended June 30, 2009.

The Company’s earnings for the six months ended June 30, 2010 increased $1,546,000 from the $4,850,000 earned a year ago.  The higher year-to-date earnings can be primarily attributed to increased securities gains, lower other real estate owned expenses, lower FDIC insurance assessments and higher net interest income.  For the six months ended June 30, 2010, securities gains were $672,000 as compared to securities losses of $96,000 for the six month ended June 30, 2009.  The decrease in other real estate costs of $1,035,000 is due primarily to write downs in 2009, with no significant write downs in 2010.  The decrease in the FDIC insurance assessments of $446,000 is due primarily to lower quarterly deposit assessments.

Net loan charge-offs for the six months ended June 30, 2010 totaled $296,000, compared to net charge-offs of $647,000 for the six months ended June 30, 2009.  The provision for loan losses for the six months ended June 30, 2010 totaled $494,000 compared to the provision for loan losses of $556,000 for the same period in 2009.  This decrease in the provision for loan losses was due primarily to a decrease in outstanding loans, lower net charge offs and improving asset quality.

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

Index

•           In March of 2009, the OCC imposed individual minimum capital ratios requiring First National to maintain, on an ongoing basis, Tier One Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk Weighted Assets.  As of June 30, 2010, First National exceeded these capital ratios.  Failure to maintain the individual minimum capital ratios could result in additional regulatory action against First National.

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

•           The Company’s equity securities portfolio (held at the holding company level and excluding equity holdings by the Banks) is $3.5 million as of June 30, 2010.  The Company invests a portion of its’ capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks.  The Company has focused on stocks that have historically paid dividends in an effort to lessen the negative effects of a bear market.  The strategy, however, did not prove successful in 2010 and 2009 as problems due to the national recession caused a significant decline in the market value and dividend rates of the Company’s equity securities.  Unrealized losses in the Company’s equity portfolio totaled $1,355,000 and $1,312,000 (at the holding company level on an unconsolidated basis) as of June 30, 2010 and December 31, 2009, respectively.  The Company had realized gains of $3,000 in its equity portfolio during the six months ended June 30, 2010, compared to realized losses of $55,000 during the six months ended June 30, 2009 (at the holding company level on an unconsolidated basis).  Additionally, the Company recognized no impairment losses in the equity portfolio during the six months ended June 30, 2010 and 2009.  It is possible that the Company may incur impairment losses in the remainder of 2010 which would have a negative impact on the Company’s earnings for the year.

•           Loans amounted to $410.4 million and $415.4 million as of June 30, 2010 and December 31, 2009, respectively.  The loan portfolio decreased 1.2% during the six months ended June 30, 2010.  The decline in the loan portfolio is primarily due to the decrease in loan volume due to a weakening of loan demand as payments and prepayments exceeded originations.  The declines in the loan portfolio occurred primarily in the commercial real estate and commercial operating loan portfolios, offset in part by increases in one-to-four family real estate, agricultural operating and agricultural real estate loan portfolios.

•           The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in recent years and significantly contributed to the Company’s increased level of non-performing loans, other real estate owned and related costs since 2007.  The Company has $8,880,000 in other real estate owned in the Des Moines market.  The Company has $3.4 million in impaired loans with two Des Moines development companies with specific reserves totaling $338,000.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

Index

•           Other real estate owned amounted to $10.6 million and $10.5 million as of June 30, 2010 and December 31, 2009, respectively.  Other real estate owned costs amounted to $119,000 and $1,155,000 for the six months ended June 30, 2010 and 2009, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

•           The FDIC imposes an assessment against all depository institutions for deposit insurance.  Notably, the FDIC has the authority to increase insurance assessments.  FDIC insurance assessments amounted to $591,000 and $1,037,000 for the six months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010, 89 banks failed as compared 140 bank failures for the year ended December 31, 2009.  In 2011, the FDIC has a scheduled assessment increase for all FDIC insured institutions.  An increase in FDIC deposit assessments will have a negative impact on the Company’s earnings.

•           The Company operates in a highly regulated environment and is subject to extensive regulation, supervision and examination.  Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.  In this respect potentially landscape-changing legislative proposals have been introduced in Congress and by regulatory agencies with respect to their respective regulatory powers.  Such regulation and supervision govern the activities in which an institution may engage and are intended primarily for the protection of the Bank, its depositors and the FDIC.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing banks, could have a material impact on the Company’s operations.  In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act was recently signed into law by the President.  The effect of this new law on the banking industry and on the Company is uncertain at the present time given that many of the changes will be implemented through regulatory rules that have yet to be proposed or adopted.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 7,932 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Index

Selected Indicators for the Company and the Industry

	June 30, 2010		March 31, 2010
	3 Months	6 Months	3 Months		Year Ended December 31,
	Ended	Ended	Ended		2009		2008
	Company	Company	Company	Industry *	Company	Industry	Company	Industry

Return on average assets	1.35%	1.39%	1.43%	0.54%	1.02%	0.09%	0.74%	0.12%

Return on average equity	10.73%	11.09%	11.46%	4.96%	8.31%	0.90%	5.89%	1.24%

Net interest margin	3.73%	3.76%	3.78%	3.83%	3.78%	3.47%	3.94%	3.18%

Efficiency ratio	51.51%	50.06%	48.66%	54.39%	63.87%	55.53%	67.40%	59.02%

Capital ratio	12.56%	12.54%	12.51%	8.57%	12.32%	8.65%	12.57%	7.49%
*Latest available data

Key performances indicators include:

•   Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.35% and 1.08%, respectively, for the three month periods ending June 30, 2010 and 2009.  The increase in this ratio in 2010 from the previous period is primarily the result of higher net income, offset in part by an increase in average assets.

•   Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 10.73% and 9.09%, respectively for the three month periods ending June 30, 2010 and 2009.  The increase in this ratio in 2010 from the previous period is primarily the result of higher net income, offset in part by an increase in average equity.

•   Net Interest Margin

The net interest margin for the three months ended June 30, 2010 and 2009 was 3.73%.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  Although no change in the net interest margin occurred, higher interest earning assets and lower cost of funds on interest bearing deposits were offset by higher interest bearing liabilities and higher yields on interest earning assets.  The lower yields and cost of funds were due primarily to lower market interest rates as interest earning assets and interest-bearing liabilities are repricing.

Index

•   Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 51.51% and 62.25% for the three months ended June 30, 2010 and 2009, respectively.  The improvement in the efficiency ratio in 2010 from the previous period is primarily the result of decreased expenses related to other real estate owned and FDIC insurance assessments.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2010:

Earnings Post Significant Increase

First quarter results for insured commercial banks and savings institutions contained positive signs of recovery for the industry. While new accounting rules had a major effect on several components of the industry’s balance sheet and income statement, there was clear improvement in certain performance indicators. Lower provisions for loan losses and reduced expenses for goodwill impairment lifted the earnings of FDIC-insured commercial banks and savings institutions to $18.0 billion. While still low by historical standards, first quarter earnings represented a significant improvement from the $5.6 billion the industry earned in first quarter 2009 and are the highest quarterly total since first quarter 2008. The largest year-over-year increases occurred at the biggest banks, but a majority of institutions (52.2%) reported net income growth. This is the highest percentage of institutions reporting increased quarterly earnings in more than three years (since third quarter 2006).

Reduced Loan-Loss Provisions Help Drive Earnings Improvement

Insured institutions set aside $51.3 billion in provisions for loan and lease losses in the first quarter, a $10.2 billion (16.6%) decline from a year earlier. However, only about one-third of insured institutions reported year-over-year declines in loss provisions, with much of the overall reduction concentrated among a few of the largest banks. Another positive factor in the earnings improvement at larger institutions was a $2.2 billion (2.3%) decline in noninterest expenses that was caused by lower goodwill impairment losses. Total noninterest income was $6.6 billion (9.7%) lower than a year earlier because of the declines in securitization and servicing income and a $1.5 billion (15.1%) reduction in trading revenue. The average return on assets (ROA) rose to 0.54%, compared to 0.16% in first quarter 2009. This is the highest quarterly ROA for the industry since first quarter 2008. Almost half of all institutions—48.1%—reported improved ROAs.

Rise in Average Margin Reflects Impact of New Rules

The sharp increase in net interest income caused by adoption of the new accounting rules significantly boosted the industry’s net interest margin (NIM). The average margin increased to a seven-year high of 3.83%, from 3.53% in fourth quarter 2009 and 3.41% in first quarter 2009. Most of the improvement occurred at a few large credit card lenders; only 40.7% of institutions reported higher NIMs compared to the fourth quarter, although 57.8% reported year-over-year improvement.

Index

C&I Charge-Offs Decline for First Time in Four Years

Loan losses posted a year-over-year increase for a 13th consecutive quarter. Net charge-offs totaled $52.4 billion, an increase of $14.5 billion (38.4%) from a year earlier. Credit cards accounted for almost three quarters ($10.4 billion) of the growth in charge-offs, reflecting the securitized receivables brought back onto balance sheets by the new accounting rules. Charge-offs were up from a year ago in most major loan categories, although the increases were smaller than in recent quarters. Most non-consumer loan categories were not affected by the new accounting rules. A notable exception to the rising trend was loans to commercial and industrial (C&I) borrowers, where charge-offs fell for the first time since first quarter 2006, declining by $675 million (10.2%). Net charge-offs of real estate loans secured by nonfarm nonresidential real estate properties increased by $1.6 billion (155.5%). Charge-offs of residential mortgage loans were $1.6 billion (22.9%) higher than a year earlier, while charged-off home equity loans rose by $1.2 billion (29.9%).

Increase in Noncurrent Loans Is Smallest in Three Years

The amount of loans and leases that were noncurrent (90 days or more past due or in nonaccrual status) increased for a 16th consecutive quarter, rising by $17.4 billion (4.4%) from the level at the end of 2009.  This is the smallest quarterly increase in noncurrent loans since third quarter 2007, and all of the increase consisted of loans and leases 90 days or more past due. Loans and leases in nonaccrual status fell for the first time in four years, declining by $65 million. Noncurrent credit card loans increased during the quarter by $7.6 billion (51.9%), reflecting the inclusion of securitized credit card receivables. Noncurrent residential mortgage loans rose by $12.9 billion (7.2%), and noncurrent nonfarm nonresidential real estate loans increased by $3.7 billion (8.8%). In contrast, noncurrent C&I loans declined by $5.1 billion (12.2%), and noncurrent real estate construction and development loans fell by $1.8 billion (2.5%). It was the second consecutive quarterly decline in noncurrent levels for both loan categories.

Internal Capital Generation Turns Positive for First Time in Two Years

Total equity capital increased by $15.1 billion (1.0%) in the first quarter. The increase would have been larger, but institutions reported almost $22 billion in reductions in equity capital stemming from the application of FAS 167. More than three-quarters of all institutions (76.6%) increased their equity capital by a combined total of $30 billion during the quarter, but these increases were partially offset by the accounting related equity declines noted above. Retained earnings were positive for the first time since first quarter 2008, as net income exceeded dividends by $13.6 billion. Insured institutions paid $4.4 billion in dividends in the first quarter, down $2.9 billion (39.4%) from a year earlier.

Securitized Consumer Loans Return to Balance Sheets

The increase in loan balances was mirrored by declines in loans securitized and sold. Securitized credit card receivables declined by $347.4 billion (95.6%) during the quarter, while securitized other consumer loans fell by $25.7 billion (80.5%), and securitized home equity lines of credit dropped by $5.8 billion (97.2%). In all, securitized assets posted a $403.1 billion (22.2%) decline in the first quarter.

Index

Secured Borrowings Register Sharp Increase

A substantial amount of short-term secured borrowings accompanied securitized loans onto bank balance sheets in the first quarter. Total deposits fell for the first time in a year, declining by $28.6 billion (0.3%).  Nondeposit liabilities increased by $262.9 billion (10.9%). Federal Home Loan Bank advances fell for a sixth consecutive quarter, declining by $52.9 billion (9.9%), while other nondeposit borrowings increased by $294.3 billion (52.8%).

“Problem List” Continues to Grow

The number of institutions reporting quarterly financial results declined by 80 in the first quarter of 2010, from 8,012 to 7,932. Forty-one FDIC-insured institutions failed during the quarter, while 37 institutions were merged into other charters. Only three new charters were added during the quarter, and all three were charters formed to acquire failed banks. The number of insured commercial banks and savings institutions on the FDIC’s “Problem List” increased from 702 to 775 during the quarter, and total assets of “problem” institutions increased from $403 billion to $431 billion.

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

Index

Other Real Estate Owned

Real estate properties acquired through or in lieu of foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Impairment losses are measured as the amount by which the carrying amount of a property exceeds its fair value.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  The portion of interest costs relating to development of real estate is capitalized.  Independent appraisals or evaluations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost basis or fair value less cost to sell. These appraisals or evaluations are inherently subjective and require estimates that are susceptible to significant revisions as more information becomes available.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

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

Index

Income Statement Review for the Three Months ended June 30, 2010

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended June 30, 2010 and 2009:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended June 30,

	2010			2009

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$69,555	$926	5.32%	$70,798	$919	5.19%
Agricultural	42,852	625	5.83%	34,907	526	6.02%
Real estate	285,482	4,157	5.82%	308,549	4,587	5.95%
Consumer and other	22,981	316	5.50%	25,121	358	5.70%

Total loans (including fees)	420,870	6,024	5.73%	439,375	6,390	5.82%

Investment securities
Taxable	236,131	1,771	3.00%	207,743	2,055	3.96%
Tax-exempt 2	181,940	2,195	4.83%	149,303	1,980	5.31%
Total investment securities	418,071	3,966	3.79%	357,046	4,036	4.52%

Interest bearing deposits with banks	35,692	129	1.45%	25,908	81	1.25%
Federal funds sold	-	-	0.00%	18,910	8	0.17%

Total interest-earning assets	874,633	$10,119	4.63%	841,239	$10,515	4.99%

Noninterest-earning assets	52,670			48,401

TOTAL ASSETS	$927,303			$889,640

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended June 30,

	2010			2009

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$395,083	$359	0.36%	$370,835	$438	0.47%
Time deposits < $100,000	148,493	791	2.13%	158,393	1,164	2.94%
Time deposits > $100,000	88,119	414	1.88%	81,935	581	2.84%
Total deposits	631,695	1,564	0.99%	611,163	2,183	1.43%
Other borrowed funds	84,056	403	1.92%	86,866	477	2.19%

Total Interest-bearing liabilities	715,751	1,967	1.10%	698,029	2,660	1.52%

Noninterest-bearing liabilities
Demand deposits	90,330			80,177
Other liabilities	4,711			5,378

Stockholders' equity	116,511			106,056

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$927,303			$889,640

Net interest income		$8,152	3.73%		$7,855	3.73%

Spread Analysis
Interest income/average assets	$10,119	4.37%		$10,515	4.72%
Interest expense/average assets	$1,967	0.85%		$2,660	1.20%
Net interest income/average assets	$8,152	3.52%		$7,855	3.52%

Net Interest Income

For the three months ended June 30, 2010 and 2009, the Company's net interest margin adjusted for tax exempt income was 3.73%.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2010 totaled $7,387,000 compared to $7,167,000 for the three months ended June 30, 2009.

For the three months ended June 30, 2010, interest income decreased $473,000 or 4.8% when compared to the same period in 2009.  The decrease from 2009 was primarily attributable to lower investment securities average yields and lower average balances of loans in the current period, offset in part by higher average balances of investment securities.

Index

Interest expense decreased $694,000 or 26.1% for the three months ended June 30, 2010 when compared to the same period in 2009.  The lower interest expense for the period is primarily attributable to lower average rates paid on certificate of deposits.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2010 was $170,000 compared to a provision for loan losses of $327,000 for the three months ended June 30, 2009.  This decrease in the provision for loan losses was due primarily to a decrease in outstanding loans, lower net charge offs and improving asset quality.  Net charge-offs of $2,000 were realized in the three months ended June 30, 2010 and compare to net charge-offs of $571,000 for the three months ended June 30, 2009.

Non-interest Income and Expense

Non-interest income decreased $117,000 during the three months ended June 30, 2010 compared to the same period in 2009 primarily as the result of securities gains of $135,000 in 2010 as compared to securities gains of $255,000 in 2009 and a decrease in gain on sale of loans held for sale, offset in part by an increase in trust department income.  The increase in trust department income is primarily due to an increase in assets under management.  The decrease in loan and secondary market fees is due to a decline in loans sold on the secondary market.  Excluding net security gains for the three months ending June 30, 2010 and 2009, non-interest income increased $3,000, or 0.2%.

Non-interest expense decreased $901,000 or 16.3% for the three months ended June 30, 2010 compared to the same period in 2009 primarily as the result of $15,000 of write-downs of other real estate owned and lower quarterly FDIC insurance assessments for the three months ended June 30, 2010 as compared to $645,000 of write downs for the three months ended June 30, 2009.

Income Taxes

The provision for income taxes expense for the three months ended June 30, 2010 and 2009 was $1,067,000 and $623,000, representing an effective tax rate of 25% and 21%, respectively.  The higher pretax earnings in 2010 and the reduced effect of income from tax exempt securities lead to the higher effective tax rate in comparison to same period in 2009.

Index

Income Statement Review for the Six Months ended June 30, 2010

The following highlights a comparative discussion of the major components of net income and their impact for the six month periods ended June 30, 2010 and 2009:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months ended June 30,

	2010			2009

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$68,802	$1,918	5.58%	$71,953	$1,842	5.12%
Agricultural	41,272	1,207	5.85%	35,503	1,082	6.10%
Real estate	285,766	8,360	5.85%	312,982	9,360	5.98%
Consumer and other	23,556	638	5.42%	24,829	717	5.78%

Total loans (including fees)	419,396	12,123	5.78%	445,267	13,001	5.84%

Investment securities
Taxable	237,936	3,598	3.02%	192,111	4,167	4.34%
Tax-exempt 2	176,234	4,291	4.87%	142,077	3,936	5.54%
Total investment securities	414,170	7,889	3.81%	334,188	8,103	4.85%

Interest bearing deposits with banks	31,195	259	1.66%	19,615	186	1.90%
Federal funds sold	-	-	0.00%	20,053	19	0.19%

Total interest-earning assets	864,761	$20,271	4.69%	819,123	$21,309	5.19%

Noninterest-earning assets	55,104			48,601

TOTAL ASSETS	$919,865			$867,724

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months ended June 30,

	2010			2009

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$386,570	$708	0.37%	$350,810	$919	0.52%
Time deposits < $100,000	149,842	1,653	2.21%	160,999	2,469	3.07%
Time deposits > $100,000	88,967	865	1.94%	81,600	1,237	3.03%
Total deposits	625,379	3,226	1.03%	593,409	4,625	1.56%
Other borrowed funds	84,065	805	1.92%	82,855	945	2.28%

Total Interest-bearing liabilities	709,444	4,031	1.14%	676,264	5,570	1.65%

Noninterest-bearing liabilities
Demand deposits	90,325			80,704
Other liabilities	4,781			5,360

Stockholders' equity	115,315			105,396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$919,865			$867,724

Net interest income		$16,240	3.76%		$15,739	3.83%

Spread Analysis
Interest income/average assets	$20,271	4.41%		$21,309	4.90%
Interest expense/average assets	$4,031	0.88%		$5,570	1.28%
Net interest income/average assets	$16,240	3.53%		$15,739	3.62%

Net Interest Income

For the six months ended June 30, 2010 and 2009, the Company's net interest margin adjusted for tax exempt income was 3.76% and 3.83%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the six months ended March 31, 2010 totaled $14,744,000 compared to $14,374,000 for the six months ended June 30, 2009.

For the six months ended June 30, 2010, interest income decreased $1,168,000 or 5.9% when compared to the same period in 2009.  The decrease from 2009 was primarily attributable to lower investment securities average yields and lower average balances of loans in the current period, offset in part by higher average balances of investment securities.

Index

Interest expense decreased $1,538,000 or 27.6% for the six months ended June 30, 2010 when compared to the same period in 2009.  The lower interest expense for the period is primarily attributable to lower average rates paid on certificates of deposits, offset in part by an increase in the average balance of savings, NOW and money market accounts.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2010 was $494,000 compared to a provision for loan losses of $556,000 for the six months ended June 30, 2009.  This decrease in the provision for loan losses was due primarily to a decrease in outstanding loans, lower net charge offs and improving asset quality.  Net charge-offs of $296,000 were realized in the six months ended June 30, 2010 and compare to net charge-offs of $647,000 for the six months ended June 30, 2009.

Non-interest Income and Expense

Non-interest income increased $835,000 during the six months ended June 30, 2010 compared to the same period in 2009 primarily as the result of securities gains of $672,000 in 2010 as compared to securities losses of $96,000 in 2009 and an increase in trust department income, offset in part by a decrease in gain on sale of loans held for sale.  The increase in trust department income is primarily due to an increase in assets under management.  The decrease in loan and secondary market fees is due to a decline in loans sold on the secondary market.  Excluding net security gains for the six months ending June 30, 2010 and 2009, non-interest income increased $67,000, or 2.4%.

Non-interest expense decreased $1,195,000 or 11.5% for the six months ended June 30, 2010 compared to the same period in 2009 primarily as the result of lower quarterly FDIC insurance assessments in 2010 and $15,000 of write-downs of other real estate owned for the six months ended June 30, 2010 as compared to $966,000 of write downs for the six months ended June 30, 2009.  These decreases were partially offset by an increase in salaries and employee benefits.

Income Taxes

The provision for income taxes expense for the six months ended June 30, 2010 and 2009 was $2,255,000 and $1,339,000, representing an effective tax rate of 26% and 22%, respectively.  The higher pretax earnings in 2010 and the reduced effect of income from tax exempt securities lead to the higher effective tax rate in comparison to same period in 2009.

Balance Sheet Review

As of June 30, 2010, total assets were $926,978,000, an $11,409,000 increase compared to December 31, 2009.  The increase in securities sold under agreements to repurchase and a decrease in the loan portfolio, offset in part by a decrease in deposits funded an increase in securities available-for-sale.  The decrease in the loan portfolio is due in part to a decrease in loan demand, as payments and prepayments exceed originations.

Investment Portfolio

The investment portfolio totaled $436,929,000 as of June 30, 2010, 4.4% higher than the December 31, 2009 balance of $418,655,000.  The increase in the investment portfolio was primarily due an increase in the state and political subdivisions portfolio which was partially offset by the decreases in the corporate bonds and U.S, government agencies portfolios.

Index

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment.  As of June 30, 2010, existing gross unrealized losses of $1,690,000 are considered to be temporary in nature due to market interest rate fluctuations and other factors, rather than deteriorations in the credit component of the securities.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell impaired securities and management believes it is more likely than not that the Company will hold these securities until recovery of their cost basis to avoid considering an impairment to be other-than-temporary.

Loan Portfolio

The loan portfolio declined $5,002,000, or 1.2%, during the six months as net loans totaled $410,433,000 as of June 30, 2010 compared to $415,434,000 as of December 31, 2009.  The decline in the loan portfolio is primarily due to the decrease in loan volume due to a continuing weakness in loan demand as payments and prepayments exceeded originations.  The declines in the loan portfolio occurred primarily in the commercial real estate and commercial operating loan portfolios, offset in part by increases in one-to-four family real estate, agricultural operating and agricultural real estate loan portfolios.

Deposits

Deposits totaled $715,205,000 as of June 30, 2010, a decrease of $6,959,000 from December 31, 2009.  The decrease is primarily attributed to decreases in non public NOW and demand accounts, offset in part by increases in non public money market and certificate of deposits accounts and public funds accounts.  Public fund deposits increased in NOW accounts, offset by decreases in money market and certificate of deposit accounts.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase totaled $50,280,000 as of June 30, 2010, $9,790,000 higher than December 31, 2009.  This increase in securities sold under agreements to repurchase is primarily due to an increase due to a new public funds customer, offset in part by a decrease in federal funds purchased.

Other Borrowed Funds

FHLB advances and other long-term borrowings totaled $38,500,000 as of June 30, 2010, $2,000,000 higher than December 31, 2009.  The increase is attributable to FHLB advance borrowings of $2,500,000, offset by FHLB advance maturities of $500,000.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on June 30, 2010 totaled $410,433,000 compared to $415,434,000 as of December 31, 2009.  Net loans comprise 44% of total assets as of June 30, 2010.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of non-accrual loans and loans past due 90 days or more) as a percentage of total loans was 1.86% at June 30, 2010, as compared to 2.45% at December 31, 2009 and 1.75% at June 30, 2009.  The Company’s level of problem loans as a percentage of total loans at June 30, 2010 of 1.86% is lower than the Company’s peer group (464 bank holding companies with assets of $500 million to $1 billion) of 3.36% as of March 31, 2010.

Index

Impaired loans, net of specific reserves, totaled $6,834,000 as of June 30, 2010 compared to impaired loans of $9,188,000 as of December 31, 2009.  The decrease in impaired loans from December 31, 2009 to June 30, 2010, is due primarily to payments on several loans.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company applies its normal loan review procedures to identify loans that should be evaluated for impairment.  As of June 30, 2010, non-accrual loans totaled $7,754,000; loans past due 90 days and still accruing totaled $7,000.  This compares to non-accrual loans of $10,187,000 and loans past due 90 days and still accruing of $121,000 on December 31, 2009.  Other real estate owned totaled $10,630,000 as of June 30, 2010 and $10,480,000 as of December 31, 2009.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2010 and December 31, 2009 was 1.88% and 1.81%, respectively. The allowance for loan losses totaled $7,850,000 and $7,652,000 as of June 30, 2010 and December 31, 2009, respectively.  Net charge-offs for the six months ended June 30, 2010 totaled $296,000 compared to net charge-offs of $647,000 for the six months ended June 30, 2009.  The increase in the general allowance for loan losses was due primarily to continuing weakness in the general economic conditions.

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

Index

As of June 30, 2010, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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
•   Company Only Cash Flows
•   Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•   Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of June 30, 2010 and December 31, 2009 totaled $42,028,000 and $43,573,000, respectively,  and provide a level of liquidity.

Other sources of liquidity available to the Banks as of June 30, 2010 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $70,042,000, with $18,500,000 of outstanding FHLB advances at June 30, 2010.  Federal funds borrowing capacity at correspondent banks was $105,430,000, with no outstanding federal fund balances as of June 30, 2010. The Company had securities sold under agreements to repurchase totaling $50,280,000 and long-term repurchase agreements of $20,000,000 as of June 30, 2010.

Total investments as of June 30, 2010 were $436,929,000 compared to $418,655,000 as of December 31, 2009.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of June 30, 2010.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2010 totaled $7,248,000 compared to the $8,936,000 provided for the six months ended June 30, 2009.  The decrease in net cash provided by operating activities was primarily related to changes in accrued interest receivable, provision for deferred taxes, other real estate owned and net securities gains, offset in part by an increase in net income and amortization and accretion, net.

Net cash used in investing activities for the six months ended June 30, 2010 was $12,092,000 and compares to $37,498,000 for the six months ended June 30, 2009. The decrease in net cash used in investing activities was primarily due to changes in securities available-for-sale and interest bearing deposits in financial institutions, offset in part by changes in loans and federal funds sold.

Index

Net cash provided by financing activities for the six months ended June 30, 2010 totaled $2,718,000 compared to $19,955,000 for the six months ended June 30, 2009.  The decrease in net cash provided by financing activities was primarily due to changes in deposits, offset in part by changes in borrowings.  As of June 30, 2010, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the six months ended June 30, 2010, dividends paid by the Banks to the Company amounted to $1,700,000 compared to $1,840,000 for the same period in 2009.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  First National, which historically has paid a significant proportion of the dividends received by the Company, has not paid any dividends to the Company in 2010 and 2009.  However, dividends from First National are expected to resume in the latter half of 2010 if profitability and growth expectations are met.  The Company increased the quarterly dividend declared by the Company to $0.11 per share in 2010 from $0.10 per share in 2009.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $9,281,000 as of June 30, 2010 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of June 30, 2010 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2010 totaled $118,698,000 and was higher than the $112,340,000 recorded as of December 31, 2009.  At June 30, 2010 and December 31, 2009, stockholders’ equity as a percentage of total assets was 12.80% and 12.27%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of June 30, 2010.

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

Item 1.                    Legal Proceedings

Not applicable

Item 1.A.                Risk Factors

The following paragraphs supplement the discussion under Items 1A “Risk Factors” in the Company’s Annual Report:

Regulatory concerns.

On March 16, 2009, the Office of the Comptroller of the Currency (OCC) informed the Company’s lead bank, First National, of the OCC’s decision to establish individual minimum capital ratios for First National in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National to maintain, on an ongoing basis, Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of June 30, 2010, First National exceeded the 9% Tier 1 and 11% Total Risk Based capital requirements.  Failure to maintain the individual minimum capital ratios established by the OCC could result in additional regulatory action against First National.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.                    Defaults Upon Senior Securities

Not applicable

Item 4.                    Removed and Reserved

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

AMES NATIONAL CORPORATION

DATE: August 6, 2010	By: /s/ Thomas H. Pohlman

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