Form 10-Q
period 2010-09-30
AMES NATIONAL CORP
filed 2010-11-05
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,432,915
(Class)	(Shares Outstanding at October 29, 2010)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	September 30, 2010	December 31, 2009

Cash and due from banks	$14,319,612	$18,796,664
Interest bearing deposits in financial institutions	28,194,512	24,776,088
Securities available-for-sale	437,265,590	418,655,018
Loans receivable, net	399,819,954	415,434,236
Loans held for sale	2,501,159	1,023,200
Bank premises and equipment, net	11,665,434	11,909,404
Accrued income receivable	7,121,758	5,710,226
Deferred income taxes	1,090,543	3,867,523
Other real estate owned	10,451,219	10,480,449
Other assets	4,278,585	4,916,991

Total assets	$916,708,366	$915,569,799

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$95,397,470	$99,918,848
NOW accounts	187,557,316	197,393,459
Savings and money market	188,286,088	184,631,343
Time, $100,000 and over	89,197,772	87,054,194
Other time	144,498,041	153,166,105
Total deposits	704,936,687	722,163,949

Federal funds purchased and securities sold under agreements to repurchase	47,246,451	40,489,505
Short-term borrowings	163,311	138,874
FHLB advances and other long-term borrowings	36,500,000	36,500,000
Dividend payable	1,037,621	943,292
Accrued expenses and other liabilities	3,633,313	2,994,291
Total liabilities	793,517,383	803,229,911

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,432,915 shares issued and outstanding	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	74,537,756	67,703,701
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	7,136,175	3,119,135
Total stockholders' equity	123,190,983	112,339,888

Total liabilities and stockholders' equity	$916,708,366	$915,569,799

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Month Ended September 30,
	2010	2009	2010	2009

Interest and dividend income:
Loans, including fees	$6,094,728	$6,096,002	$18,217,937	$19,096,804
Securities:
Taxable	1,737,458	1,979,914	5,335,686	6,146,850
Tax-exempt	1,480,513	1,309,579	4,275,663	3,880,031
Interest bearing deposits and federal funds sold	108,764	137,421	368,075	342,971

Total interest and dividend income	9,421,463	9,522,916	28,197,361	29,466,656

Interest expense:
Deposits	1,452,764	1,965,914	4,678,728	6,590,594
Other borrowed funds	454,747	453,667	1,260,209	1,398,549

Total interest expense	1,907,511	2,419,581	5,938,937	7,989,143

Net interest income	7,513,952	7,103,335	22,258,424	21,477,513

Provision for loan losses	74,197	635,171	568,411	1,191,495

Net interest income after provision for loan losses	7,439,755	6,468,164	21,690,013	20,286,018

Noninterest income:
Trust department income	522,892	411,166	1,518,906	1,184,600
Service fees	410,107	486,370	1,245,295	1,357,202
Securities gains, net	297,046	877,925	968,859	752,773
Gain on sale of loans held for sale	255,899	245,540	580,888	765,222
Merchant and ATM fees	193,059	179,765	553,583	478,934
Other	163,935	169,662	544,715	566,293

Total noninterest income	1,842,938	2,370,428	5,412,246	5,105,024

Noninterest expense:
Salaries and employee benefits	2,691,013	2,695,613	7,995,597	7,745,478
Data processing	483,436	391,185	1,429,081	1,411,498
Occupancy expenses	350,284	387,433	1,116,393	1,082,477
FDIC insurance assessments	268,867	345,877	860,333	1,382,879
Other real estate owned	34,602	1,039,368	153,909	2,194,005
Other operating expenses	676,601	658,928	2,118,078	2,065,631

Total noninterest expense	4,504,803	5,518,404	13,673,391	15,881,968

Income before income taxes	4,777,890	3,320,188	13,428,868	9,509,074

Provision for income taxes	1,226,579	746,621	3,481,951	2,085,462

Net income	$3,551,311	$2,573,567	$9,946,917	$7,423,612

Basic and diluted earnings per share	$0.38	$0.27	$1.05	$0.79

Declared dividends per share	$0.11	$0.10	$0.33	$0.30

Comprehensive income	$5,530,706	$6,510,214	$13,963,957	$11,916,888

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,946,917	$7,423,612
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	568,411	1,191,495
Provision (credit) for off-balance sheet commitments	13,000	(2,000)
Amortization and (accretion), net	2,199,752	460,249
Depreciation	562,169	646,789
Provision for deferred taxes	417,766	769,262
Securities gains, net	(973,359)	(782,338)
Other-than-temporary impairment of investment securities	4,500	29,565
Impairment of other real estate owned	14,900	1,942,901
Gain on sale of other real estate owned	(37,044)	(39,403)
Loss on disposal of equipment	-	1,096
Change in assets and liabilities:
Increase in loans held for sale	(1,477,959)	(110,050)
Increase in accrued income receivable	(1,411,532)	(308,034)
Decrease (increase) in other assets	628,566	(6,216,613)
Increase in accrued expenses and other liabilities	626,022	143,052
Net cash provided by operating activities	11,082,109	5,149,583

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(137,545,777)	(175,012,152)
Proceeds from sale of securities available-for-sale	20,828,076	59,359,942
Proceeds from maturities and calls of securities available-for-sale	103,252,490	63,174,290
Net increase in interest bearing deposits in financial institutions	(3,418,424)	(21,665,277)
Net decrease in federal funds sold	-	16,533,000
Net decrease in loans	14,095,867	33,232,625
Net proceeds for the sale of other real estate owned	998,213	931,442
Purchase of bank premises and equipment, net	(308,359)	(90,862)
Improvements in other real estate owned	3,165	3,375
Net cash used in investing activities	(2,094,749)	(23,533,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(17,227,262)	13,795,894
Increase in federal funds purchased and securities sold under agreements to repurchase	6,756,946	6,758,560
Proceeds (payments) on short-term borrowings, net	24,437	(1,021,335)
Proceeds from FHLB advances	2,500,000	2,500,000
Payments on FHLB advances	(2,500,000)	(6,500,000)
Dividends paid	(3,018,533)	(4,527,799)
Net cash provided by (used in) financing activities	(13,464,412)	11,005,320

Net decrease in cash and cash equivalents	(4,477,052)	(7,378,714)

CASH AND DUE FROM BANKS
Beginning	18,796,664	24,697,591
Ending	$14,319,612	$17,318,877

Continued

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash payments for:
Interest	$6,093,459	$8,327,269
Income taxes	3,193,009	763,043

SUPLEMENTAL DISCLOSURE OF NONCASH
INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$950,004	$2,307,228

See Notes to Consolidated Financial Statements.

Index

 AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and nine month periods ended September 30, 2010 and 2009 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to previously presented financial statements to conform to the 2010 presentation.

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

Deposit liabilities:  Fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW and money market accounts, are equal to the amount payable on demand as of the respective balance sheet date.  Fair values of certificates of deposit are based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.  The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

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

On August 12, 2010, the Company declared a cash dividend on its common stock, payable on November 15, 2010 to stockholders of record as of November 1, 2010, equal to $0.11 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and nine months ended September 30, 2010 and 2009 were 9,432,915.  The Company had no potentially dilutive securities outstanding during the periods presented.

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

5.	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$14,319,612	$14,320,000	$18,796,664	$18,797,000
Interest-bearing deposits in financial institutions	28,194,512	28,195,000	24,776,088	24,766,000
Securities available-for-sale	437,265,590	437,266,000	418,655,018	418,655,000
Loans receivable, net	399,819,954	400,822,000	415,434,236	411,344,000
Loans held for sale	2,501,159	2,501,000	1,023,200	1,023,000
Accrued income receivable	7,121,758	7,122,000	5,710,226	5,710,000
Financial liabilities:
Deposits	$704,936,687	$708,090,000	$722,163,949	$725,840,000
Federal funds purchased and securities sold under agreements to repurchase	47,246,451	47,246,000	40,489,505	40,490,000
Other short-term borrowings	163,311	163,000	138,874	139,000
FHLB and long-term borrowings	36,500,000	40,380,000	36,500,000	41,504,000
Accrued interest payable	937,669	938,000	1,092,191	1,092,000

The methodology used to determine fair value as of September 30, 2010 did not change from the methodology used in the Annual Report.

6.	Fair Value Measurements

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

Index

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2010 and December 31, 2009:

Description	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2010

U.S. treasury	$509,000	$509,000	$-	$-
U.S. government agencies	92,126,000	-	92,126,000	-
U.S. government mortgage-backed securities	108,623,000	-	108,623,000	-
State and political subdivisions	207,744,000	-	207,744,000	-
Corporate bonds	21,368,000	-	21,368,000	-
Equity securities, financial industry common stock	2,304,000	2,304,000	-	-
Equity securities, other	4,592,000	1,467,000	3,125,000	-

	$437,266,000	$4,280,000	$432,986,000	$-

December 31, 2009

U.S. treasury	$525,000	$525,000	$-	$-
U.S. government agencies	106,640,000	-	106,640,000	-
U.S. government mortgage-backed securities	101,589,000	-	101,589,000	-
State and political subdivisions	178,052,000	-	178,052,000	-
Corporate bonds	24,300,000	-	24,300,000	-
Equity securities, financial industry common stock	2,347,000	2,347,000	-	-
Equity securities, other	5,202,000	2,023,000	3,179,000	-

	$418,655,000	$4,895,000	$413,760,000	$-

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

Index

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the required valuation hierarchy as of September 30, 2010 and December 31, 2009:

Description	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2010

Loans	$3,727,000	$-	$-	$3,727,000

Other real estate owned	10,451,000	-	-	10,451,000

Total	$14,178,000	$-	$-	$14,178,000

December 31, 2009

Loans	$4,807,000	$-	$-	$4,807,000

Other real estate owned	10,480,000	-	-	10,480,000

Total	$15,287,000	$-	$-	$15,287,000

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

Index

7.	Debt and Equity Securities

The amortized cost of securities available for sale and their approximate fair values are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010:
U.S. treasury	$499,652	$9,536	$-	$509,188
U.S. government agencies	90,006,808	2,136,300	(16,769)	92,126,339
U.S. government mortgage-backed securities	106,001,800	2,739,089	(117,573)	108,623,316
State and political subdivisions	201,471,733	6,299,280	(27,658)	207,743,355
Corporate bonds	19,928,795	1,438,816	-	21,367,611
Equity securities, financial industry common stock	3,402,389	-	(1,098,809)	2,303,580
Equity securities, other	4,627,152	-	(34,951)	4,592,201
	$425,938,329	$12,623,021	$(1,295,760)	$437,265,590

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2009:
U.S. treasury	$498,972	$26,219	$-	$525,191
U.S. government agencies	105,903,470	969,583	(233,169)	106,639,884
U.S. government mortgage-backed securities	100,106,597	1,724,922	(242,033)	101,589,486
State and political subdivisions	175,298,674	3,109,322	(355,571)	178,052,425
Corporate bonds	23,094,417	1,253,157	(47,880)	24,299,694
Equity securities, financial industry common stock	3,402,389	-	(1,056,088)	2,346,301
Equity securities, other	5,399,493	58,400	(255,856)	5,202,037
	$413,704,012	$7,141,603	$(2,190,597)	$418,655,018

Non-interest income for the three months ended September 30, 2010 and 2009 was primarily impacted by net security gains of approximately $297,000 and $878,000, respectively.  Non-interest income for the nine months ended September 30, 2010 and 2009 was primarily impacted by net security gains of approximately $969,000 and $753,000, respectively.

Index

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010:

Securities available for sale:
U.S. government agencies	$718,428	$(8,170)	$407,621	$(8,599)	$1,126,049	$(16,769)
U.S. government mortgage-backed securities	15,862,972	(117,573)	-	-	15,862,972	(117,573)
State and political subsidivisions	2,087,424	(7,656)	2,894,481	(20,002)	4,981,905	(27,658)
Corporate obligations	-	-	-	-	-	-
Equity securities, financial industry common stock	-	-	2,303,580	(1,098,809)	2,303,580	(1,098,809)
Equity securities, other	1,458,001	(34,951)	-	-	1,458,001	(34,951)
	$20,126,825	$(168,350)	$5,605,682	$(1,127,410)	$25,732,507	$(1,295,760)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:

Securities available for sale:
U.S. government agencies	$20,945,895	$(221,061)	$493,118	$(12,108)	$21,439,013	$(233,169)
U.S. government mortgage-backed securities	35,520,408	(242,033)	-	-	35,520,408	(242,033)
State and political subsidivisions	25,536,025	(292,017)	2,701,961	(63,554)	28,237,986	(355,571)
Corporate obligations	998,971	(764)	2,687,426	(47,116)	3,686,397	(47,880)
Equity securities, financial industry common stock	-	-	2,346,301	(1,056,088)	2,346,301	(1,056,088)
Equity securities, other	-	-	1,932,636	(255,856)	1,932,636	(255,856)
	$83,001,299	$(755,875)	$10,161,442	$(1,434,722)	$93,162,741	$(2,190,597)

At September 30, 2010, debt securities have unrealized losses of $162,000.  These losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuers’ financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond ratings agencies have occurred and industry analysts’ reports.  Unrealized losses on equity securities totaled $1,133,760 as of September 30, 2010.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were not other-than-temporary.  Due to potential changes in conditions, it is at least reasonably possible changes in fair values and management’s assessments will occur in the near term and that such changes could lead to additional impairment charges, thereby materially affecting the amounts reported in the Company’s financial statements.

8.	Impaired Loans and Allowance for Loan Losses

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  Impairment of $543,000 and $999,000 is included in the allowance for loan losses as of September 30, 2010 and December 31, 2009, respectively.  The following is a recap of impaired loans at September 30, 2010 and December 31, 2009:

Index

	September 30,	December 31,
	2010	2009

Impaired loans without a valuation allowance	$2,487,000	$4,381,000
Impaired loans with a valuation allowance	4,270,000	5,806,000
Total impaired loans	$6,757,000	$10,187,000

Valuation related to impaired loans	$543,000	$999,000

Total nonaccrual loans	$6,535,000	$10,187,000

Total loans past due ninety days or more and still accruing	$463,000	$121,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Average investments in impaired loans	$7,242,000	$10,749,000	$8,185,000	$9,063,000
Interest income that would have been recognized on impaired loans	$89,000	$205,000	$321,000	$397,000
Interest income recorded on impaired loans	$125,000	$4,000	$232,000	$59,000

Changes in the allowance for loan losses were as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance, beginning	$7,850,000	$6,688,000	$7,652,000	$6,779,000
Loans charged-off	(364,000)	(43,000)	(706,000)	(722,000)
Recoveries of loans charged-off	11,000	20,000	57,000	52,000
Net charge offs	(353,000)	(23,000)	(649,000)	(670,000)
Provision for loan losses	74,000	635,000	568,000	1,191,000
Balance, ending	$7,571,000	$7,300,000	$7,571,000	$7,300,000

9.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  There were no significant events or transactions occurring after September 30, 2010, but prior to November 5, 2010 that provided additional evidence about conditions that existed at September 30, 2010.  There were no events or transactions that provided evidence about conditions that did not exist at September 30, 2010.

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

The Company does not engage in any material business activities apart from its ownership of the Banks.  Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker dealer.  The Company employs eleven individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 176 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $3,551,000, or $0.38 per share, for the three months ended September 30, 2010, compared to net income of $2,574,000, or $0.27 per share, for the three months ended September 30, 2009.  Total equity capital as of September 30, 2010 totaled $123.2 million or 13.4% of total assets.

The Company’s earnings for the third quarter increased $978,000 from the $2,574,000 earned a year ago.  The higher quarterly earnings can be primarily attributed to lower other real estate owned costs, provision for loan losses and deposit interest expense which declined $1,005,000, $561,000 and $513,000, respectively, offset in part by lower security gains of $581,000.  The decline in other real estate owned costs was due primarily to impairment charges in 2009, with no impairment charges in 2010.

Index

Net loan charge-offs for the quarter totaled $353,000, compared to net charge-offs of $23,000 in the third quarter of 2009.  A significant portion of the 2010 charge-off was due to a loan relationship, that, in the previous quarter had been classified as an impaired loan.  The provision for loan losses for the third quarter of 2010 totaled $74,000 compared to the provision for loan losses of $635,000 for the same period in 2009.  This decrease in the provision for loan losses was due primarily to a decrease in outstanding loans and decreasing levels of impaired loans.

The Company had net income of $9,947,000, or $1.05 per share, for the nine months ended September 30, 2010, compared to net income of $7,424,000, or $0.79 per share, for the nine months ended September 30, 2009.

The Company’s earnings for the nine months ended September 30, 2010 increased $2,523,000 from the $7,424,000 earned a year ago.  The higher year-to-date earnings can be primarily attributed to lower other real estate owned costs, interest expense, provision for loan losses and FDIC insurance assessments, offset in part by a decrease in interest income.  For the nine months ended September 30, 2010, other real estate costs, interest expense, provision for loan losses and FDIC insurance assessments declined $2,040,000, $2,050,000, $623,000 and $523,000, respectively.  The decline in other real estate owned costs was due to impairment charges in 2009, with no significant impairment charges in 2010.  The reduction in the FDIC insurance assessment was due primarily to lower FDIC assessment rates in 2010 and a one-time assessment in 2009.  FDIC insurance assessments are expected to negatively impact future operating results if bank failures continue to erode the FDIC insurance fund.  Through September 30, 2010, 130 banks have failed compared to 140 bank failures for the year ended December 31, 2009.

Net loan charge-offs for the nine months ended September 30, 2010 totaled $649,000, compared to net charge-offs of $670,000 for the nine months ended September 30, 2009.  The provision for loan losses for the nine months ended September 30, 2010 totaled $568,000 compared to the provision for loan losses of $1,191,000 for the same period in 2009.  This decrease in the provision for loan losses was due primarily to a decrease in outstanding loans and decreasing levels of impaired loans.

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

•           In March of 2009, the OCC imposed individual minimum capital ratios requiring First National to maintain, on an ongoing basis, Tier One Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk Weighted Assets.  As of September 30, 2010, First National exceeded these capital ratios.  Failure to maintain the individual minimum capital ratios could result in additional regulatory action against First National.

Index

•           Interest rates have continued to remain near historic lows for an extended period of time.  However, rates are likely to increase as the economy continues its gradual recovery and an increasing interest rate environment may present a challenge to the Company.  Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense may increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

•           The Company’s equity securities portfolio (held at the holding company level and excluding equity holdings by the Banks) is $3.8 million as of September 30, 2010.  The Company invests a portion of it’s capital that may be utilized for future expansion in a portfolio of primarily financial and utility stocks.  Unrealized losses in the Company’s equity portfolio totaled $1,134,000 and $1,312,000 (at the holding company level on an unconsolidated basis) as of September 30, 2010 and December 31, 2009, respectively.  The Company had realized gains of $3,000 in its equity portfolio during the nine months ended September 30, 2010, compared to realized losses of $47,000 during the nine months ended September 30, 2009 (at the holding company level on an unconsolidated basis).  Additionally, the Company recognized no impairment losses in the equity portfolio during the nine months ended September 30, 2010 and 2009.  It is possible that the Company may incur impairment losses in the remainder of 2010 which would have a negative impact on the Company’s earnings for the year.

•           Loans amounted to $399.8 million and $415.4 million as of September 30, 2010 and December 31, 2009, respectively.  The loan portfolio decreased 3.8% during the nine months ended September 30, 2010.  The decline in the loan portfolio is primarily due to a continued weakness in loan demand as payments and prepayments exceeded originations.  The declines in the loan portfolio occurred primarily in the commercial real estate and commercial operating loan portfolios.  A continuing decline in the loan portfolio could adversely impact the Company’s future earnings by reducing the amount of its interest income.

•           The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in recent years and significantly contributed to the Company’s increased level of non-performing loans, other real estate owned and related costs since 2007.  The Company has $8,741,000 in other real estate owned in the Des Moines market.  The Company has $2.9 million in impaired loans with two Des Moines development companies with specific reserves totaling $227,000 as of September 30, 2010.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

Index

•           Other real estate owned amounted to $10.5 million as of September 30, 2010 and December 31, 2009.  Other real estate owned costs amounted to $154,000 and $2,194,000 for the nine months ended September 30, 2010 and 2009, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

•           The FDIC imposes an assessment against all depository institutions for deposit insurance.  Notably, the FDIC has the authority to increase insurance assessments.  FDIC insurance assessments amounted to $860,000 and $1,383,000 for the nine months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010, 130 banks failed as compared to 140 bank failures for the year ended December 31, 2009.  On October 19, 2010, the FDIC proposed a comprehensive, long-range plan for Deposit Insurance Fund management with the goals of maintaining a positive fund balance, even during a period of large fund losses, and steady, predictable assessment rates throughout economic and credit cycles.  An increase in FDIC deposit assessments will have a negative impact on the Company’s earnings.

•           The Company operates in a highly regulated environment and is subject to extensive regulation, supervision and examination.  Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.  In this respect, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is perhaps the most significant financial reform since the Great Depression. The effect of this new law on the banking industry and on the Company is uncertain at the present time given that many of the changes will be implemented through regulatory rules that have yet to be proposed or adopted.  We are currently evaluating the potential impact of the Dodd-Frank Act on our business, financial condition, results of operations and prospects and expect that some provisions of the Dodd-Frank Act may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Act, a potential increase in competition for deposits resulting from the rise in cost of funding using non-deposit liabilities which will now be subject to FDIC assessments and the potential loss of interchange fee income from debit and credit card transactions.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 7,830 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Index

Selected Indicators for the Company and the Industry

	3 Months Ended	9 Months Ended	6 Months Ended		Year Ended December 31,
					2009		2008
	September 30, 2010		June 30, 2010
	Company	Company	Company	Industry *	Company	Industry	Company	Industry

Return on average assets	1.54%	1.44%	1.39%	0.61%	1.02%	0.09%	0.74%	0.12%

Return on average equity	11.72%	11.31%	11.09%	5.48%	8.31%	0.90%	5.89%	1.24%

Net interest margin	3.82%	3.78%	3.76%	3.81%	3.78%	3.47%	3.94%	3.18%

Efficiency ratio	48.14%	49.41%	50.06%	55.37%	63.87%	55.53%	67.40%	59.02%

Capital ratio	13.11%	12.73%	12.54%	8.77%	12.32%	8.65%	12.57%	7.49%

*Latest available data

Key performances indicators include:

•           Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.54% and 1.17%, respectively, for the three month periods ending September 30, 2010 and 2009.  The increase in this ratio in 2010 from the previous period is primarily the result of higher net income, offset in part by an increase in average assets.

•           Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 11.72% and 9.38%, respectively for the three month periods ending September 30, 2010 and 2009.  The increase in this ratio in 2010 from the previous period is primarily the result of higher net income, offset in part by an increase in average equity.

•           Net Interest Margin

The net interest margin for the three months ended September 30, 2010 and 2009 was 3.82% and 3.75%, respectively.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The increase in this ratio in 2010 is primarily the result of higher interest earning assets and lower cost of funds on interest bearing deposits which were offset by higher interest bearing liabilities and lower yields on interest earning assets.  The lower yields and cost of funds were due primarily to lower market interest rates as interest earning assets and interest-bearing liabilities are repricing.

•           Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 48.14% and 58.25% for the three months ended September 30, 2010 and 2009, respectively.  The improvement in the efficiency ratio in 2010 from the previous period is primarily the result of decreased expenses related to other real estate owned and higher net interest income, offset in part by lower securities gains.

Index

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2010:

Quarterly Earnings Are Highest in Almost Three Years

Reductions in loan-loss provisions underscored improvement in asset quality indicators during second quarter 2010. The industry’s quarterly earnings of $21.6 billion are up dramatically from the year-ago loss of $4.4 billion and represent the highest quarterly earnings since third quarter 2007. Almost two out of three institutions (65.5%) reported higher year-over-year quarterly net income. The proportion of institutions reporting quarterly net losses remained high at 20% but was down from more than 29% a year earlier.

Reduced Loan-Loss Provisions Boost Net Income

Insured institutions added $40.3 billion in provisions to their loan-loss allowances in the second quarter. While still high by historic standards, this is the smallest total since the industry set aside $37.2 billion in first quarter 2008 and is $27.1 billion (40.2%) less than the industry’s provisions in second quarter 2009. Fewer than half of all institutions (41.3%) reported year-over-year reductions in quarterly loss provisions. Only 40% of community banks (institutions with less than $1 billion in assets) reported year-over-year declines. Reductions were more prevalent among larger institutions. More than half (56.2%) of institutions with assets greater than $1 billion had lower provisions in the second quarter.

Margins Improve at a Majority of Banks

Net interest income was $8.5 billion (8.6%) higher than a year ago, as more than 70% of all institutions reported year-over-year increases. Net interest margins at almost 60% of institutions (58.6%) improved from a year earlier, as average funding costs fell more rapidly than average asset yields. The magnitude of the increase in net interest income was largely attributable to the application of Financial Accounting Standards Board (FASB) Statements 166 and 167 in 2010 at a small number of institutions with significant levels of securitized consumer loans; among other things, the new rules require that revenues from securitized loan pools that had previously been included in noninterest income be reflected in net interest income.

Noninterest Income Is Lower

Noninterest expense was $1.5 billion (1.5%) less than in second quarter 2009, when insured institutions paid $5.6 billion in a special assessment to bolster the Deposit Insurance Fund. More than half of all institutions (52.1%) reported year-over-year reductions in quarterly noninterest expense. Noninterest income was $7.6 billion (11.0%) lower than a year earlier, with some of the decline reflecting reporting changes attributable to FASB 166 and 167. The components of noninterest income that registered the largest year-over-year declines were servicing income (down $6.9 billion, or 63.9%) and gains on sales of loans and other assets (down $4.4 billion, or 89%). Income from service charges on deposit accounts was $752 million (7.1%) lower than a year earlier at banks that filed Call Reports. This is the seventh consecutive quarter that service charge income has declined year-over-year.

Index

Charge-Offs Fall for First Time Since 2006

 Net charge-offs totaled $49 billion in the second quarter, a $214-million (0.4%) decline from a year earlier and the first year-over-year decline since fourth quarter 2006. Charge-offs were lower than a year ago in most major loan categories except for credit cards and real estate loans secured by nonfarm nonresidential properties. Charge-offs on loans to commercial and industrial (C&I) borrowers were $3.1 billion (37.0%) lower than a year ago, while charge-offs on real estate construction and development (C&D) loans were $2.7 billion (34.6%) lower. Charge-offs of one-to-four family residential mortgage loans were down by $1.4 billion (16.0%). Credit card charge-offs were $8.6 billion (86%) higher than in second quarter 2009. Most, if not all, of this increase was attributable to the inclusion of charge-offs on securitized credit card balances, which were not included in reported charge-offs in previous years. The change in reporting was the result of the application of FASB 166 and 167. In contrast, the $1.8 billion (107.2%) year-over-year increase in charge-offs of nonfarm nonresidential real estate loans reflected further deterioration in commercial real estate portfolios. Almost half (49.1%) of insured institutions with more than $1 billion in assets reported lower net charge-offs, while only 43.6% of community banks reported year-over-year declines.

Noncurrent Loans Post First Decline in More than Four Years

The amount of loans and leases that were noncurrent (90 days or more past due or in nonaccrual status) declined by $19.6 billion (4.8%) during the second quarter. This is the first quarterly decline in noncurrent loans since first quarter 2006. Noncurrent levels declined in most major loan categories during the quarter. The sole exception was nonfarm nonresidential real estate loans, where noncurrents increased by $547 million (1.2%), the smallest quarterly increase in three years. The largest reduction in noncurrent loans in the quarter occurred in real estate C&D loans, where noncurrents fell by $5.9 billion (8.3%). This is the third consecutive quarter that noncurrent C&D loans have declined. Noncurrent C&I loans also declined for a third straight quarter, falling by $2.7 billion (7.3%), while noncurrent residential mortgage loans declined by $4.7 billion (2.5%) and noncurrent credit cards fell by $4.2 billion (19%). Slightly fewer than half of all institutions (48.9%) reported declines in their noncurrent loan balances during the quarter. Noncurrent loan balances fell by 5.3% at institutions with more than $1 billion in assets and rose by 0.3% at community banks.

Reserves Fall as Large Banks Reduce Loan-Loss Provisions

Total loan-loss reserves of insured institutions fell for the first time since fourth quarter 2006, declining by $11.8 billion (4.5%), as net charge-offs of $49 billion exceeded loss provisions of $40.3 billion. Almost two out of three institutions (61.7%) increased their loss reserves in the second quarter, but a number of large banks reduced their loss provisions, producing net declines in their reserve balances. In particular, some institutions that converted equity capital into reserves in the first quarter in accordance with the requirements of FASB 166 and 167 reported lower provisioning in the second quarter. Although the industry’s ratio of reserves to total loans fell from 3.51% to 3.40% during the quarter, it is still the second-highest level for this ratio in the 63 years for which data are available. The industry’s “coverage ratio” of reserves to noncurrent loans improved for a second consecutive quarter, from 64.9% to 65.1%, as the reduction in noncurrent loans slightly outpaced the decline in loss reserves.

Index

Rising Securities Values Contribute to Equity Capital Growth

Bank equity capital increased by $27.4 billion (1.9%), as retained earnings contributed $8.7 billion and appreciation of securities holdings added $13.7 billion. More than half of all institutions (52.7%) increased their leverage capital ratios during the quarter, while an even larger percentage (57.6%) increased their total risk-based capital ratios. Insured institutions paid $12.9 billion in dividends in the second quarter, more than double the $6.1 billion they paid a year earlier.

Loan Balances Continue to Decline

 Industry assets declined for the fifth time in the past six quarters. Total assets fell by $136.2 billion (1%), as net loan and lease balances declined by $95.7 billion (1.3%). All major loan categories had reduced balances during the quarter. Real estate C&D loans fell by $34.7 billion (8.3%), credit card balances dropped by $17.6 billion (2.5%), residential mortgage loans declined by $13.2 billion (0.7%), and C&I loans were down $12.1 billion (1%). Loans to small businesses and farms declined by $13.3 billion (1.8%) during the quarter, while loans to larger businesses and farms fell by $5.3 billion (0.4%).  Balances at Federal Reserve banks declined by $49 billion (8.2%) during the quarter at banks that filed Call reports. Intangible assets fell by $15.1 billion (3.6%), led by a $13.9 billion (18.7%) decline in mortgage servicing assets. The few areas of asset growth in the second quarter included federal funds sold and securities purchased under resale agreements (up $11.3 billion, or 2.7%), and U.S. Treasury securities (up $8.1 billion, or 5.2%). The industry continued to reduce holdings of riskier assets; the ratio of risk-weighted assets (as defined for risk-based capital purposes) to total assets fell from 69.4% to 69.1% during the quarter. This is the lowest level for this ratio since the second quarter of 1995.

Banks Reduce Nondeposit Funding

Deposits fell for the second quarter in a row, declining by $57.8 billion (0.6%). Interest-bearing deposits in domestic offices were down by $45.4 billion (0.7%), while noninterest-bearing domestic deposits increased by $20.8 billion (1.4%). Deposits in foreign offices declined by $33.2 billion (2.2%). Nondeposit liabilities fell by $105.4 billion (3.9%), as institutions reduced Federal Home Loan Bank advances by $35 billion (7.3%) and short-term unsecured borrowings by $48.2 billion (23%).

No New Charters Were Added During the Quarter

The number of FDIC-insured institutions reporting financial results fell by 104 in the second quarter, from 7,934 to 7,830. This is the first time in almost ten years that the number of reporting institutions has fallen by more than 100 in a single quarter (the number declined by 113 in third quarter 2000). During the quarter, 57 institutions were absorbed by mergers into other charters, including 29 charters that were consolidated as part of a single corporate reorganization, and 45 insured institutions failed. For the first time in the 38 years for which data are available, no new insured institutions were added during the quarter. The number of institutions on the FDIC’s “Problem List” increased from 775 to 829 during the quarter. Total assets of “problem” institutions fell, from $431 billion to $403 billion.

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

Index

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

Index

Income Statement Review for the Three Months ended September 30, 2010

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended September 30, 2010 and 2009:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$65,289	$977	5.99%	$64,266	$808	5.03%
Agricultural	43,636	636	5.83%	35,378	532	6.01%
Real estate	287,179	4,202	5.85%	299,809	4,409	5.88%
Consumer and other	20,841	280	5.37%	25,397	347	5.47%

Total loans (including fees)	416,945	6,095	5.85%	424,850	6,096	5.74%

Investment securities
Taxable	237,946	1,737	2.92%	216,009	1,980	3.67%
Tax-exempt 2	191,528	2,274	4.75%	158,162	2,009	5.08%
Total investment securities	429,474	4,011	3.74%	374,171	3,989	4.26%

Interest bearing deposits and federal funds sold	23,385	108	1.85%	31,358	138	1.76%

Total interest-earning assets	869,804	$10,214	4.70%	830,379	$10,223	4.92%

Noninterest-earning assets	54,369			49,333

TOTAL ASSETS	$924,173			$879,712

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

LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$373,959	$324	0.35%	$348,132	$367	0.42%
Time deposits < $100,000	146,236	736	2.01%	155,505	1,056	2.71%
Time deposits > $100,000	87,459	393	1.80%	86,516	543	2.51%
Total deposits	607,654	1,453	0.96%	590,153	1,966	1.33%
Other borrowed funds	96,372	455	1.89%	89,899	454	2.02%

Total Interest-bearing liabilities	704,026	1,908	1.08%	680,052	2,420	1.42%

Noninterest-bearing liabilities
Demand deposits	94,110			84,163
Other liabilities	4,854			5,754

Stockholders' equity	121,183			109,743

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$924,173			$879,712

Net interest income		$8,306	3.82%		$7,803	3.75%

Spread Analysis
Interest income/average assets	$10,214	4.42%		$10,223	4.64%
Interest expense/average assets	$1,908	0.83%		$2,420	1.10%
Net interest income/average assets	$8,306	3.59%		$7,803	3.54%

Net Interest Income

For the three months ended September 30, 2010 and 2009, the Company's net interest margin adjusted for tax exempt income was 3.82% and 3.75%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2010 totaled $7,514,000 compared to $7,103,000 for the three months ended September 30, 2009.

For the three months ended September 30, 2010, interest income decreased $101,000 or 1.1% when compared to the same period in 2009.  The decrease from 2009 was primarily attributable to lower investment securities average yields and lower average balances of loans in the current period, offset in part by higher average balances of investment securities.

Interest expense decreased $512,000 or 21.2% for the three months ended September 30, 2010 when compared to the same period in 2009.  The lower interest expense for the period is primarily attributable to lower average rates paid on certificate of deposits.

Index

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2010 was $74,000 compared to a provision for loan losses of $635,000 for the three months ended September 30, 2009.  This decrease in the provision for loan losses was due primarily to a decrease in outstanding loans and decreasing levels of impaired loans.  Net charge-offs of $353,000 were realized in the three months ended September 30, 2010 and compare to net charge-offs of $23,000 for the three months ended September 30, 2009.  A significant portion of the charge-off was due to a loan relationship, that in the previous quarter had been classified as an impaired loan.

Non-interest Income and Expense

Non-interest income decreased $527,000 during the three months ended September 30, 2010 compared to the same period in 2009 primarily as the result of securities gains of $297,000 in 2010 as compared to securities gains of $878,000 in 2009, offset in part by an increase in trust department income.  The increase in trust department income is primarily due to an increase in assets under management.  Excluding net security gains for the three months ending September 30, 2010 and 2009, non-interest income increased $53,000, or 3.6%.

Non-interest expense decreased $1,014,000 or 18.4% for the three months ended September 30, 2010 compared to the same period in 2009 primarily as the result of no write-downs of other real estate owned for the three months ended September 30, 2010 as compared to $977,000 of write downs for the three months ended September 30, 2009.

Income Taxes

The provision for income taxes expense for the three months ended September 30, 2010 and 2009 was $1,227,000 and $747,000, representing an effective tax rate of 26% and 22%, respectively.  The higher pretax earnings in 2010 and the reduced effect of income from tax exempt securities led to the higher effective tax rate in comparison to same period in 2009.

Index

Income Statement Review for the Nine Months ended September 30, 2010

The following highlights a comparative discussion of the major components of net income and their impact for the nine month periods ended September 30, 2010 and 2009:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$67,618	$2,896	5.71%	$69,362	$2,650	5.09%
Agricultural	42,069	1,843	5.84%	35,461	1,614	6.07%
Real estate	286,242	12,584	5.86%	308,544	13,769	5.95%
Consumer and other	22,641	896	5.28%	25,020	1,064	5.67%

Total loans (including fees)	418,570	18,219	5.80%	438,387	19,097	5.81%

Investment securities
Taxable	237,940	5,336	2.99%	200,164	6,147	4.09%
Tax-exempt 2	181,388	6,564	4.83%	147,498	5,945	5.37%
Total investment securities	419,328	11,900	3.78%	347,662	12,092	4.64%

Interest bearing deposits and federal funds sold	28,541	368	1.72%	38,288	343	1.19%

Total interest-earning assets	866,439	$30,487	4.69%	824,337	$31,532	5.09%

Noninterest-earning assets	54,856			47,425

TOTAL ASSETS	$921,295			$871,762

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

LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$382,321	$1,032	0.36%	$349,907	$1,287	0.49%
Time deposits < $100,000	148,627	2,389	2.14%	159,148	3,523	2.95%
Time deposits > $100,000	88,459	1,258	1.90%	83,257	1,780	2.85%
Total deposits	619,407	4,679	1.01%	592,312	6,590	1.48%
Other borrowed funds	88,191	1,260	1.91%	85,229	1,399	2.19%

Total Interest-bearing liabilities	707,598	5,939	1.12%	677,541	7,989	1.57%

Noninterest-bearing liabilities
Demand deposits	91,601			81,870
Other liabilities	4,804			5,490

Stockholders' equity	117,292			106,861

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$921,295			$871,762

Net interest income		$24,548	3.78%		$23,543	3.80%

Spread Analysis
Interest income/average assets	$30,487	4.41%		$31,532	4.82%
Interest expense/average assets	$5,939	0.86%		$7,989	1.22%
Net interest income/average assets	$24,548	3.55%		$23,543	3.60%

Net Interest Income

For the nine months ended September 30, 2010 and 2009, the Company's net interest margin adjusted for tax exempt income was 3.78% and 3.80%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2010 totaled $22,258,000 compared to $21,478,000 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, interest income decreased $1,269,000 or 4.3% when compared to the same period in 2009.  The decrease from 2009 was primarily attributable to lower investment securities average yields and lower average balances of loans in the current period, offset in part by higher average balances of investment securities.

Interest expense decreased $2,050,000 or 25.7% for the nine months ended September 30, 2010 when compared to the same period in 2009.  The lower interest expense for the period is primarily attributable to lower average rates paid on certificates of deposits.

Index

Provision for Loan Losses

The Company’s provision for loan losses for the nine months ended September 30, 2010 was $568,000 compared to a provision for loan losses of $1,191,000 for the nine months ended September 30, 2009.  This decrease in the provision for loan losses was due primarily to a decrease in outstanding loans and decreasing levels of impaired loans.  Net charge-offs of $649,000 were realized in the nine months ended September 30, 2010 and compare to net charge-offs of $670,000 for the nine months ended September 30, 2009.

Non-interest Income and Expense

Non-interest income increased $307,000 during the nine months ended September 30, 2010 compared to the same period in 2009 primarily as the result of an increase in trust department income and securities gains of $969,000 in 2010 as compared to securities gains of $753,000 in 2009, offset in part by a decrease in gain on sale of loans held for sale and service fees.  The increase in trust department income is primarily due to an increase in assets under management.  The decrease in loan and secondary market fees is due to a decline in loans sold on the secondary market.  The decrease in service fees is due primarily to a decrease in the overdraft fees.  Excluding net security gains for the nine months ending September 30, 2010 and 2009, non-interest income increased $121,000, or 2.8%.

Non-interest expense decreased $2,209,000 or 13.9% for the nine months ended September 30, 2010 compared to the same period in 2009 primarily as the result of lower FDIC insurance assessments and other real estate owned expenses.  The reduction in the FDIC insurance assessment was due primarily to lower FDIC assessment rates in 2010 and a one-time assessment in 2009.  The decline in other real estate owned costs was due to $15,000 of write-downs of other real estate owned for the nine months ended September 30, 2010 as compared to $1,943,000 of write downs for the nine months ended September 30, 2009.

Income Taxes

The provision for income taxes expense for the nine months ended September 30, 2010 and 2009 was $3,482,000 and $2,085,000, representing an effective tax rate of 26% and 22%, respectively.  The higher pretax earnings in 2010 and the reduced effect of income from tax exempt securities led to the higher effective tax rate in comparison to same period in 2009.

Balance Sheet Review

As of September 30, 2010, total assets were $916,708,000, a $1,139,000 increase compared to December 31, 2009.  The increase in securities sold under agreements to repurchase and a decrease in the loan portfolio, offset in part by a decrease in deposits, funded an increase in securities available-for-sale.  The decrease in the loan portfolio is due in part to a decrease in loan demand, as payments and prepayments exceed originations.

Investment Portfolio

The investment portfolio totaled $437,266,000 as of September 30, 2010, 4.4% higher than the December 31, 2009 balance of $418,655,000.  The increase in the investment portfolio was primarily due an increase in the state and political subdivisions portfolio which was partially offset by a decrease in the U.S. government agencies portfolio.

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment.  As of September 30, 2010, gross unrealized losses of $1,296,000, primarily from the Company’s equity portfolio, are considered to be temporary in nature due to the general economic conditions and other factors.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell impaired securities and management believes it is more likely than not that the Company will hold these securities until recovery of their cost basis to avoid considering an impairment to be other-than-temporary.

Index

Loan Portfolio

The loan portfolio declined $15,614,000, or 3.8%, during the nine months as net loans totaled $399,820,000 as of September 30, 2010 compared to $415,434,000 as of December 31, 2009.  The decline in the loan portfolio is primarily due to a continued weakness in loan demand as payments and prepayments exceeded originations.  The declines in the loan portfolio occurred primarily in the commercial real estate and commercial operating loan portfolios.

Deposits

Deposits totaled $704,937,000 as of September 30, 2010, a decrease of $17,227,000 from December 31, 2009.  The decrease is primarily attributed to decreases in non public demand deposit and NOW accounts and public money market and non public certificate of deposit accounts, offset in part by increases in non public money market accounts and public NOW accounts.  Public fund deposits decreased in money market and certificate of deposit accounts, offset by increases in NOW accounts.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase totaled $47,246,000 as of September 30, 2010, $6,757,000 higher than December 31, 2009.  This increase in securities sold under agreements to repurchase is primarily due to an increase related to a new public funds customer.

FHLB and Other Long-Term Borrowings

FHLB advances and other long-term borrowings totaled $36,500,000 as of September 30, 2010 and December 31, 2009.  During the nine months ended September 30, 2010, proceeds from FHLB advances of $2,500,000 were offset by payment on FHLB advances of $2,500,000.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on September 30, 2010 totaled $399,820,000 compared to $415,434,000 as of December 31, 2009.  Net loans comprise 44% of total assets as of September 30, 2010.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of non-accrual loans and loans past due 90 days or more) as a percentage of total loans was 1.72% at September 30, 2010, as compared to 2.45% at December 31, 2009 and 2.69% at September 30, 2009.  The Company’s level of problem loans as a percentage of total loans at September 30, 2010 of 1.72% is lower than the Company’s peer group (453 bank holding companies with assets of $500 million to $1 billion) of 3.35% as of June 30, 2010.

Index

Impaired loans, net of specific reserves, totaled $6,214,000 as of September 30, 2010 compared to impaired loans of $9,188,000 as of December 31, 2009.  The decrease in impaired loans from December 31, 2009 to September 30, 2010, is due primarily to payments received and repossessions of real estate associated with these loans.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company applies its normal loan review procedures to identify loans that should be evaluated for impairment.  We monitor and report our troubled debt restructuring on a quarterly basis.  At September 30, 2010, troubled debt restructurings were not a material portion of the loan portfolio.  We review 90 days past due loans that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.  As of September 30, 2010, non-accrual loans totaled $6,535,000; loans past due 90 days and still accruing totaled $463,000.  This compares to non-accrual loans of $10,187,000 and loans past due 90 days and still accruing of $121,000 on December 31, 2009.  Other real estate owned totaled $10,451,000 as of September 30, 2010 and $10,480,000 as of December 31, 2009.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2010 and December 31, 2009 was 1.86% and 1.81%, respectively. The allowance for loan losses totaled $7,571,000 and $7,652,000 as of September 30, 2010 and December 31, 2009, respectively.  Net charge-offs for the nine months ended September 30, 2010 totaled $649,000 compared to net charge-offs of $670,000 for the nine months ended September 30, 2009.  The increase in the allowance for loan losses as a percentage of outstanding loans was due primarily to continuing weakness in the general economic conditions.

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

Index

As of September 30, 2010, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review of the Company’s Current Liquidity Sources
•	Review of Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of September 30, 2010 and December 31, 2009 totaled $42,514,000 and $43,573,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of September 30, 2010 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $70,257,000, with $16,500,000 of outstanding FHLB advances at September 30, 2010.  Federal funds borrowing capacity at correspondent banks was $107,443,000, with $2,500,000 of outstanding federal fund balances as of September 30, 2010. The Company had securities sold under agreements to repurchase totaling $44,746,000 and long-term repurchase agreements of $20,000,000 as of September 30, 2010.

Total investments as of September 30, 2010 were $437,266,000 compared to $418,655,000 as of December 31, 2009.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of September 30, 2010.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2010 totaled $11,082,000 compared to the $5,150,000 provided by the nine months ended September 30, 2009.  The increase in net cash provided by operating activities was primarily related to changes in other assets, increases in net income and amortization and accretion, offset in part by decreases in impairment of other real estate owned, changes in loans held for sale and changes in accrued income receivable.

Net cash used in investing activities for the nine months ended September 30, 2010 was $2,095,000 and compares to $23,534,000 for the nine months ended September 30, 2009. The decrease in net cash used in investing activities was primarily due to changes in securities available-for-sale and interest bearing deposits in financial institutions, offset in part by changes in loans and federal funds sold.

Index

Net cash used in financing activities for the nine months ended September 30, 2010 totaled $13,464,000 compared to cash provided by financing activities of $11,005,000 for the nine months ended September 30, 2009.  The increase in net cash used in financing activities was primarily due to changes in deposits, offset in part by changes in borrowings.  As of September 30, 2010, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the nine months ended September 30, 2010, dividends paid by the Banks to the Company amounted to $2,550,000 compared to $2,760,000 for the same period in 2009.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  First National, which historically has paid a significant proportion of the dividends received by the Company, has not paid any dividends to the Company in 2010 and 2009.  Dividends from First National, in the amount of $500,000, were declared in October, 2010.  The Company increased the quarterly dividend declared by the Company to $0.11 per share in 2010 from $0.10 per share in 2009.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $10,864,000 as of September 30, 2010 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of September 30, 2010 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2010 totaled $123,191,000 and was higher than the $112,340,000 recorded as of December 31, 2009.  At September 30, 2010 and December 31, 2009, stockholders’ equity as a percentage of total assets was 13.44% and 12.27%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of September 30, 2010.

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

The following paragraphs supplement the discussion under Items 1A “Risk Factors” in the Company’s Annual Report:

Regulatory concerns.

On March 16, 2009, the Office of the Comptroller of the Currency (OCC) informed the Company’s lead bank, First National, of the OCC’s decision to establish individual minimum capital ratios for First National in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National to maintain, on an ongoing basis, Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of September 30, 2010, First National exceeded the 9% Tier 1 and 11% Total Risk Based capital requirements.  Failure to maintain the individual minimum capital ratios established by the OCC could result in additional regulatory action against First National.

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

AMES NATIONAL CORPORATION

DATE: November 5, 2010	By: /s/ Thomas H. Pohlman

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