Form 10-K
period 2010-12-31
AMES NATIONAL CORP
filed 2011-03-10
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010.	Commission File Number 0-32637.

AMES NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

405 FIFTH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

(515) 232-6251
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2010, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $178,066,848.  Shares of common stock beneficially owned by each executive officer and director of the Company and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock on February 28, 2011, was 9,432,915.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on March 18, 2011, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

General

Ames National Corporation (the “Company”) is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended.  The Company owns 100% of the stock of five banking subsidiaries consisting of two national banks and three state-chartered banks, as described below.  All of the Company’s operations are conducted in the State of Iowa and primarily within the central Iowa counties of Boone, Marshall, Polk and Story where the Company’s banking subsidiaries are located.  The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries.  The principal executive offices of the Company are located at 405 Fifth Street, Ames, Iowa 50010.  The Company’s telephone number is (515) 232-6251 and website address is www.amesnational.com.

The Company was organized and incorporated on January 21, 1975 under the laws of the State of Iowa to serve as a holding company for its principal banking subsidiary, First National Bank, Ames, Iowa (“First National”) located in Ames, Iowa.  In 1983, the Company acquired the stock of the State Bank & Trust Co. (“State Bank”) located in Nevada, Iowa; in 1991, the Company, through a newly-chartered state bank known as Boone Bank & Trust Co. (“Boone Bank”), acquired certain assets and assumed certain liabilities of the former Boone State Bank & Trust Company located in Boone, Iowa; in 1995, the Company acquired the stock of the Randall-Story State Bank (”Randall-Story Bank”) located in Story City, Iowa; and in 2002, the Company chartered and commenced operations of a new national banking organization, United Bank & Trust NA (“United Bank”), located in Marshalltown, Iowa.  First National, State Bank, Boone Bank, Randall-Story Bank and United Bank are each operated as a wholly owned subsidiary of the Company.  These five financial institutions are referred to in this Form 10-K collectively as the “Banks” and individually as a “Bank”.

The principal sources of Company revenue are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and the Banks; (iii) fees on trust services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks; and (v) securities gains.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; and (v) FDIC insurance assessments.  The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

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

The Company provides various services to the Banks which include, but are not limited to, management assistance, internal auditing services, human resources services and administration, compliance management, marketing assistance and coordination, loan review and support with respect to computer systems and related procedures.

Banking Subsidiaries

First National Bank, Ames, Iowa.  First National is a nationally-chartered, commercial bank insured by the Federal Deposit Insurance Corporation (the “FDIC”).  It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company.  First National provides full-service banking to businesses and residents within the Ames community and surrounding area. It provides a variety of products and services designed to meet the needs of the market it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships. First National conducts business out of three full-service offices, all located in the city of Ames and a full-service office built in Ankeny, Iowa that opened in April of 2007.

As of December 31, 2010, First National had capital of $52,342,000 and 90 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2010, 2009 and 2008 of approximately $6,869,000, $5,309,000 and $1,237,000, respectively. Total assets as of December 31, 2010, 2009 and 2008 were approximately $519,836,000, $471,243,000 and $445,212,000, respectively.

State Bank & Trust Co., Nevada, Iowa.  State Bank is an Iowa, state-chartered, FDIC insured commercial bank.  State Bank was acquired by the Company in 1983 through a stock transaction whereby the then shareholders of State Bank exchanged all their State Bank stock for stock in the Company.  State Bank was organized in 1939 and provides full-service banking to businesses and residents within the Nevada area from its main Nevada location and one office in Colo, Iowa.  It has a strong presence in agricultural, commercial and residential real estate lending.

As of December 31, 2010, State Bank had capital of $14,144,000 and 24 full-time equivalent employees. State Bank had net income for the years ended December 31, 2010, 2009 and 2008 of approximately $2,465,000, $1,462,000 and $1,738,000, respectively. Total assets as of December 31, 2010, 2009 and 2008 were approximately $135,695,000, $134,947,000 and $121,792,000, respectively.

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

As of December 31, 2010, Boone Bank had capital of $12,968,000 and 27 full-time equivalent employees.  Boone Bank had net income for the years ended December 31, 2010, 2009 and 2008 of approximately $1,736,000, $1,473,000 and $1,406,000, respectively. Total assets as of December 31, 2010, 2009 and 2008 were approximately $105,089,000, $104,957,000 and $101,882,000, respectively.

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

As of December 31, 2010, Randall-Story Bank had capital of $8,809,000 and 13 full-time equivalent employees.  Randall-Story Bank had net income for the years ended December 31, 2010, 2009 and 2008 of approximately $1,144,000, $888,000 and $831,000, respectively. Total assets as of December 31, 2010, 2009 and 2008 were approximately $85,062,000, $79,497,000 and $78,199,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally-chartered, commercial bank insured by the FDIC. It was newly chartered in June of 2002 and offers a broad range of deposit and loan products, as well as trust services to customers located in the Marshalltown and surrounding Marshall County area.

As of December 31, 2010, United Bank had capital of $10,653,000 and 22 full-time equivalent employees. United Bank had net income (loss) for the years ended December 31, 2010, 2009 and 2008 of approximately $1,205,000, $387,000 and $(87,000), respectively.  Total assets as of December 31, 2010, 2009 and 2008 were approximately $106,819,000, $112,441,000 and $99,441,000, respectively.

Business Strategy and Operations

As a locally owned, multi-bank holding company for five community banks, the Company emphasizes strong personal relationships to provide products and services that meet the needs of the Banks’ customers. The Company seeks to achieve growth and maintain a strong return on equity. To accomplish these goals, the Banks focus on small-to-medium size businesses that traditionally wish to develop an exclusive relationship with a single bank. The Banks, individually and collectively, have the size to give the personal attention required by business owners, in addition to the credit expertise to help businesses meet their goals.

The Banks offer a full range of deposit services that are typically available in most financial institutions, including checking accounts, savings accounts and time deposits of various types, ranging from money market accounts to longer-term certificates of deposit. One major goal in developing the Banks’ product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to each Bank’s principal market area at rates competitive in that Bank’s market.  In addition, retirement accounts such as IRAs (Individual Retirement Accounts) are available. The FDIC insures all deposit accounts up to the maximum amount. The Banks solicit these accounts from small-to-medium sized businesses in their respective primary trade areas, and from individuals who live and/or work within these areas.  No material portion of the Banks’ deposits has been obtained from a single person or from a few persons.  Therefore, the Company does not believe that the loss of the deposits of any person or of a few persons would have an adverse effect on the Banks’ operations or erode their deposit base.

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

Commercial Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations and other business entities such as municipalities where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and often times involve personal guarantees given by the owners of the business.  The types of loans the Banks offer include:

-           financing guaranteed under Small Business Administration programs
-           operating and working capital loans
-           loans to finance equipment and other capital purchases
-           commercial real estate loans
-           business lines of credit
-           term loans
-           loans to professionals
-           letters of credit

Agricultural Loans.  The Banks, by nature of their location in central Iowa, are directly and indirectly involved in agriculture and agri-business lending.  This includes short-term seasonal lending associated with cyclical crop and livestock production, intermediate term lending for machinery, equipment and breeding stock acquisition and long-term real estate lending. These loans are typically secured by the crops, livestock, equipment or real estate being financed.  The basic tenet of the Banks’ agricultural lending philosophy is a blending of strong, positive cash flow supported by an adequate collateral position, along with a demonstrated capacity to withstand short-term negative impact if necessary.  Applicable governmental subsidies and affiliated programs are utilized if warranted to accomplish these parameters.  Approximately 18% of the loan portfolio consists of loans made for agricultural purposes.

Consumer Loans. Consumer loans are typically available to finance home improvements and consumer purchases, such as automobiles, household furnishings and boats.  These loans are made on both a secured and an unsecured basis.  The following types of consumer loans are available:

                      -           automobiles and trucks
                      -           boats and recreational vehicles
                      -           personal loans and lines of credit
                      -           home equity lines of credit
                      -           home improvement and rehabilitation loans
  -           consumer real estate loans

Other types of credit programs, such as loans to nonprofit organizations, to public entities, for community development and to other governmental programs also are available.

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

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios of not to exceed 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination.  Fully amortized monthly repayment terms normally do not exceed twenty years.  Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 44% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is dependent on weather conditions and government programs.

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

Commercial and Agricultural Term Loans – These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Terms are generally the lesser of five years or the useful life of the asset.  Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan to value is generally 75% of the cost or value of the assets.  Loans are normally guaranteed by the principal(s). Commercial and agricultural operating and term loans represent approximately 29% of the loan portfolio.

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

Employees

At December 31, 2010, the Banks had a total of 176 full-time equivalent employees and the Company had an additional 11 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory.  Unions represent none of the employees.

Market Area

The Company operates five commercial banks with locations in Story, Boone, Polk and Marshall Counties in central Iowa.

First National is located in Ames, Iowa with a population of 58,965.  The major employers are Iowa State University, Ames Laboratories, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Sauer-Danfoss and McFarland Clinic.  First National’s primary business includes providing retail banking services and business and consumer lending. First National has a minimum exposure to agricultural lending.

Boone Bank is located in Boone, Iowa with a population of 12,661.  Boone is the county seat of Boone County.  The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and Communication Data Services. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 6,798. Nevada is the county seat of Story County.  The major employers are Print Graphics, General Financial Supply, Mid-American Manufacturing, Mid-States Millwright & Builders, Inc., Burke Corporation and Almaco.  State Bank provides various types of loans with a major agricultural presence.  It provides a wide variety of banking services including trust, deposit, ATM, and merchant card processing.

Randall-Story Bank is located in Story City, Iowa with a population of 3,431.  The major employers are Bethany Manor, American Packaging, M.H. Eby, Inc. and Record Printing.  Located in a major agricultural area, it has a strong presence in this type of lending.  As a full service commercial bank, it provides a full line of products and services.

United Bank is located in Marshalltown, Iowa with a population of 27,552. The major employers are Iowa Veterans Home, Marshalltown School District, JBS Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and Marshalltown Medical & Surgical Center.  The Bank offers a full line of loan, deposit, and trust services. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans, automobile financing and real estate loans.

Competition

The geographic market area served by the Banks is highly competitive with respect to both loans and deposits. The Banks compete principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, finance divisions of auto and farm equipment companies, agricultural suppliers and other financial service providers. Some of these competitors are local, while others are statewide or nationwide.  The major commercial bank competitors include Great Western Bank, U.S. Bank National Association and Wells Fargo Bank, each of which have a branch office or offices within the Banks’ primary trade areas. Among the advantages such larger banks have are their ability to finance extensive advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. These larger banking organizations have much higher legal lending limits than the Banks and thus are better able to finance large regional, national and global commercial customers.

In order to compete with the other financial institutions in their primary trade areas, the Banks use, to the fullest extent possible, the flexibility which is accorded by independent status.  This includes an emphasis on specialized services, local promotional activity and personal contacts by the Banks’ officers, directors and employees.  In particular, the Banks compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services.  The Banks compete for loans primarily by offering competitive interest rates, experienced lending personnel and quality products and services.

As of December 31, 2010, there were 36 FDIC insured institutions having approximately 89 offices or branch offices within Boone, Story, Polk and Marshall County, Iowa where the Banks’ offices are primarily located.  First National, State Bank and Randall-Story Bank together have the largest percentage of deposits in Story County.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”).   In response to the current national and international economic recession and to strengthen supervision of financial institutions and systemically important nonbank financial institutions, Congress and the U.S. government have taken a variety of actions, including the enactment of the Dodd-Frank Act on July 21, 2010.  The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s and mandates changes in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments and consumer protection.  While the changes in the law required by the Dodd-Frank Act will most significantly have a major impact on large institutions, even relatively small institutions such as the Company will be affected.

Pursuant to the Dodd-Frank Act, the Banks will be subject to regulations promulgated by a new consumer protection bureau housed within the Federal Reserve, known as the Bureau of Consumer Financial Protection (the “Bureau” or “BCFP”).  The Bureau will promulgate rules and orders with respect to consumer financial products and services and will have substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Banks. The Bureau will not, however, examine or supervise the Banks for compliance with such regulations; rather, enforcement authority will remain with the Banks’ primary federal regulator although the Banks may be required to submit reports or other materials to the Bureau upon its request.  The date upon which the Bureau will begin to exercise its authority has been designated by the Secretary of the Treasury as July 21, 2011.

The Dodd-Frank Act also included a provision that supplements the Federal Trade Commission Act’s (the “FTC Act”) prohibitions against practices that are unfair or deceptive by also prohibiting practices that are “abusive.”  This term has not yet been defined by implementing regulations but, once it is defined, the Banks will be required to evaluate all of their consumer financial products and services to ensure they are in compliance with this provision.

In addition, the Dodd-Frank Act requires the Company and Banks to: (1) be subject to a new assessment model from the FDIC based upon assets, not deposits (as described herein) and (2) be subject to enhanced executive compensation and corporate governance requirements.

The Dodd-Frank Act also lifts the prohibition on paying interest on demand deposits effective July 21, 2011.  This may change the nature of some of the products and services that financial institutions have traditionally used, such as earnings credits.

The extent to which the new legislation and existing and planned governmental initiatives thereunder will succeed in ameliorating tight credit conditions or otherwise result in an improvement in the national economy is uncertain.  In addition, because most of the component parts of the Dodd-Frank Act will be subject to intensive agency rulemaking and subsequent public comment over the next several months, it is difficult to predict the ultimate effect of the Dodd-Frank Act on the Company or the Banks at this time.  Operational expenses of the Company may increase as a result of new compliance requirements.

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the US Treasury authority to take certain actions to restore liquidity and stability to the U.S. banking markets.  Based upon the authority contained in the EESA, a number of programs to implement the EESA have been established.  Those programs include the following:

●
Capital Purchase Program (“CPP”).  Pursuant to this program, the US Treasury, on behalf of the US government, will purchase up to $250 billion of preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company.  On publically traded financial institutions, the investment will have a dividend rate of 5% per year, until the fifth anniversary of the US Treasury’s investment and a dividend of 9% thereafter.   The Company did not participate in the CCP program.

●
Temporary Liquidity Guarantee Program (“TLGP”).  This program contains both a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009, and an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts, through June 30, 2010.  The Banks have opted out of the debt guarantee component and opted into the transaction guarantee component of this program.   Importantly, however, the Dodd-Frank Act requires all insured financial institutions, such as the Banks, to provide such products with FDIC insurance from December 31, 2010 until December 31, 2012.  This protection will also apply to interest-bearing NOW accounts or Interest on Lawyers Trust Accounts.  The FDIC has not stated that deposit insurance premiums will increase because of the provision.

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

Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “S.A.F.E. Act”) Requirements.  The S.A.F.E. Act and related rules require residential mortgage loan originators who are employees of regulated financial institutions, such as the Banks, to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states.  Employees of regulated financial institutions are generally prohibited from originating residential mortgage loans unless they are registered.  According to the final rule, due to various system modifications and enhancements required to make the existing system capable to accept federal registrants, the system is not expected to be available to accept federal registrants before January 2011.  Individuals and institutions will be directed on how to proceed by the appropriate agency.

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

Incentive Compensation Regulation.   The regulators issued on June 21, 2010 final guidance to ensure that incentive compensation arrangements at financial institutions take into account risk and are consistent with safe and sound banking practices.  The guidance was designed to ensure that incentive compensation arrangements appropriately tie rewards to longer-term performance and do not undermine the safety and soundness of the entity or create undue risks to the financial system.  As a result of this guidance, the Company and the Banks will incorporate the risks related to incentive compensation into their broader risk-management framework.

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

The Company

           The Company is a bank holding company by virtue of its ownership of the Banks, and is registered as such with the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), which subjects the Company and the Banks to supervision and examination by the Federal Reserve. Under the BHCA, the Company files with the Federal Reserve annual reports of its operations and such additional information as the Federal Reserve may require.

           Source of Strength to the Banks. The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s position that in serving as a source of strength to its subsidiary banks, bank holding companies should use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. It should also maintain the financial flexibility and capital raising capacity to obtain additional resources for providing assistance to its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice, or a violation of the Federal Reserve’s regulations, or both.

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

Non-Banking Activities. With certain exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of voting stock in any company other than a bank or a bank holding company unless the Federal Reserve finds the company’s business to be incidental to the business of banking. When making this determination, the Federal Reserve in part considers whether allowing a bank holding company to engage in those activities would offer advantages to the public that would outweigh possible adverse effects.  A bank holding company may engage in permissible non-banking activities on a de novo basis, if the holding company meets certain criteria and notifies the Federal Reserve within ten (10) business days after the activity has commenced.

Under the Financial Services Modernization Act, eligible bank holding companies may elect (with the approval of the Federal Reserve) to become a “financial holding company.”  Financial holding companies are permitted to engage in certain financial activities through affiliates that had previously been prohibited activities for bank holding companies.  Such financial activities include securities and insurance underwriting and merchant banking.  At this time, the Company has not elected to become a financial holding company, but may choose to do so at some time in the future.

           Control Transactions. The Change in Bank Control Act of 1978, as amended, requires a person or group of persons acquiring “control” of a bank holding company to provide the Federal Reserve with at least 60 days prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve has 60 days to issue a notice disapproving the proposed acquisition, but the Federal Reserve may extend this time period for up to another 30 days. An acquisition may be completed before the disapproval period expires if the Federal Reserve issues written notice of its intent not to disapprove the action.  Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would constitute the acquisition of control. In addition, any “company” would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (or 5% if the “company” is a bank holding company) or more of the outstanding shares of the Company, or otherwise obtain control over the Company.

           Affiliate Transactions. The Company and the Banks are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Generally, the Federal Reserve Act: (i) limits the extent to which the financial institution or its subsidiaries may engage in “covered transactions” with an affiliate; and (ii) requires all transactions with an affiliate, whether or not “covered transactions,” to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions.

State Law on Acquisitions.  Iowa law permits bank holding companies to make acquisitions throughout the state.  However, Iowa currently has a deposit concentration limit of 15% on the amount of deposits in the state that any one banking organization can control and continue to acquire banks or bank deposits (by acquisitions), which applies to all depository institutions doing business in Iowa.

Banking Subsidiaries

         Applicable federal and state statutes and regulations governing a bank’s operations relate, among other matters, to capital adequacy requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches and dealings with affiliated persons.

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

The OCC and FDIC each have authority to prohibit banks under their supervision from engaging in what it considers to be an unsafe and unsound practice in conducting their business.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires federal banking regulators to adopt regulations or guidelines in a number of areas to ensure bank safety and soundness, including internal controls, credit underwriting, asset growth, management compensation, ratios of classified assets to capital and earnings. FDICIA also contains provisions which are intended to change independent auditing requirements, restrict the activities of state-chartered insured banks, amend various consumer banking laws, limit the ability of “undercapitalized banks” to borrow from the Federal Reserve’s discount window, require regulators to perform periodic on-site bank examinations and set standards for real estate lending.

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

 FDIC Insurance.  Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000 (insurance coverage had previously been temporarily raised to that level until December 13, 2013).  The coverage limit is per depositor, per insured depository institution for each account ownership category.  The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification.  The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. The FDIC issued a final rule on December 22, 2008, that raised the current deposit insurance assessment rates uniformly by seven basis points (to a range from 12 to 50 basis points) effective for the first quarter 2009. On February 27, 2009, the FDIC issued a final rule that changed the calculation of FDIC insurance rates beginning in the second quarter of 2009. Under this rule, the FDIC first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate is based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate currently ranges from 7 to 77.5 basis points of the institution’s deposits. The FDIC issued a final rule on February 7, 2011, effective April 1, 2011, that redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity and adopts a new assessment rate schedule effective April 1, 2011.  The total base assessment rate beginning on April 1, 2011 will range from 2.5 to 45 basis points based upon an institutions risk category.  Calculated assessment rates are based upon an institution’s assessment base.

The FDIC announced on November 12, 2009, that insured depository institutions were required to prepay three years of deposit insurance premiums on December 30, 2009.  Under the rule, the prepaid amount was based on an estimate of the institution’s assessment rate in effect on September 30, 2009, its third quarter 2009 assessment base, and an estimated rate of increase in that assessment base.

The Dodd-Frank Act also set a new minimum Deposit Insurance fund (“DIF”) reserve ratio at 1.35% of estimated insured deposits.  The Board of Directors of the FDIC on December 14, 2010 issued a final rule to set the insurance fund’s designated reserve ratio (DRR) at 2.00% of estimated insured deposits.  The FDIC is required to attain this ratio by September 30, 2020.  In addition, the Dodd-Frank Act will have a significant impact on the calculation of deposit insurance assessment premiums going forward.  Specifically, the Dodd-Frank Act generally requires the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity.  The FDIC has issued a proposed rulemaking that implements this change to the assessment calculation but has said that the new assessment rate schedule should result in the collection of assessment revenue that is approximately revenue neutral even though the new assessment base under Dodd-Frank Act is larger than the current assessment base.  Because of this change, the new proposed assessment rates are lower than current rates and range generally from 2.5 basis points to 45 basis points.  Notably, there is a separate insurance assessment rate schedule that has been proposed for larger institutions (i.e., institutions with at least $10 billion in assets).

The proposed FDIC rules also provide the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment if certain restrictions are met.

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the “Agencies”) have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with applicable risk-based capital level requirements as of December 31, 2010.

The current guidelines require all federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.  Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses.  Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term preferred stock, 45% of unrealized gain of equity securities and general reserve for loan and lease losses up to 1.25% of risk weighted assets.

Under these guidelines, banks’ assets are given risk weights of 0%, 20%, 50% or 100%.  Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans (both carry a 50% rating).  Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds (which have a 50% rating) and direct obligations of or obligations guaranteed by the United States Treasury or United States Government Agencies (which have a 0% rating).

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

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain “prompt corrective action” when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) “well-capitalized,” (ii) “adequately capitalized,” (iii) “undercapitalized,” (iv) “significantly undercapitalized” and (v) “critically undercapitalized.” Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being “adequately capitalized”.  Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized.  As of December 31, 2010 each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

First National Bank and United Bank, as a national bank, generally may pay dividends, without obtaining the express approval of the OCC, in an amount up to its retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year.  Retained net profits as defined by the OCC, consists of net income less dividends declared during the period.  On March 16, 2009, the OCC informed the Company of the OCC’s decision to establish individual minimum capital ratios for First National in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National to maintain, on an ongoing basis, Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of December 31, 2010 and 2009, First National exceeded these requirements.  Boone Bank, Randall-Story Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits.  Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

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

The monetary policies of the Federal Reserve have had a material impact on the operating results of commercial banks in the past and are expected to have a similar impact in the future. Also important in terms of effect on banks are controls on interest rates paid by banks on deposits and types of deposits that may be offered by banks. The Depository Institutions Deregulation Committee, created by Congress in 1980, phased out ceilings on the rate of interest that may be paid on deposits by commercial banks and savings and loan associations, with the result that the differentials between the maximum rates banks and savings and loans can pay on deposit accounts have been eliminated. The effect of deregulation of deposit interest rates has been to increase banks’ cost of funds and to make banks more sensitive to fluctuation in market rates.

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

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years
Kathy L. Baker	64	Named President and Director of United Bank on January 1, 2008. Previously served as a Vice President in the lending department of United Bank.

Scott T. Bauer	48	Named President of First National in 2007. Previously served as Executive Vice President and Senior Vice President of First National. Director of First National.

Kevin G. Deardorff	56	Vice President & Technology Director of the Company.

Stephen C. McGill	56	President of State Bank since 2003. Previously served as Senior Vice President of State Bank. Director of State Bank.

John P. Nelson	44	Vice President, Secretary and Treasurer of Company. Director and Chairman of Randall-Story Bank.

Thomas H. Pohlman	60
Named President of the Company in 2007.  Previously served as Chief Operating Officer of the Company in 2006 and President of First National from 1999 to 2007. Director of the Company and Director and Chairman of First National, State Bank, Boone Bank and United Bank.

Jeffrey K. Putzier	49	President of Boone Bank since 1999. Director of Boone Bank.

Richard J. Schreier	43	Named President of Randall-Story in May, 2008. Director of Randall-Story. Previously served as Senior Vice President of lending at Randall-Story and State Bank.

Terrill L. Wycoff	67	Executive Vice President of First National since 2000. Director of First National.

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

The national and global economic downturn has recently resulted in extreme levels of market volatility locally, nationally and internationally.  This downturn has depressed the overall market value of financial institutions, and may limit or impede industry access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general, including the Company, with respect to, for example, the establishment of reserves should conditions deteriorate further.

In this respect, while the duration and severity of the adverse economic cycle appears to be lessening at the moment, and although the U.S. Department of the Treasury and the FDIC, among others, have implemented programs in an effort to stabilize the national economy, the ultimate effectiveness of these programs remains uncertain at this time.

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

Individual Minimum Capital Ratios

In March of 2009, the OCC imposed individual minimum capital ratios requiring First National to maintain, on an ongoing basis, Tier One Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk Weighted Assets.  As of December 31, 2010, First National exceeded these capital ratios.  Failure to maintain the individual minimum capital ratios could result in additional regulatory action against First National.

Risks Associated with Loans

A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company’s loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations.  During 2010, the Company’s allowance for loan losses and its level of impaired loans decreased by $131,000 and $3,755,000, respectively, over 2009 figures.  These amounts may increase during 2011, if economic conditions deteriorate, which would adversely impact the Company’s borrowers.

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

Other Real Estate Owned

“Other real estate owned” consists of real estate collateral that the Company has received in foreclosure, or accepted in lieu of foreclosure, of impaired loans.  The carrying value of the Company’s holdings of other real estate owned slightly increased to $10,539,000 as of December 31, 2010 from $10,480,000 as of December 31, 2009, primarily due to foreclosures, offset in part by sales of other real estate owned.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new costs basis or fair value less cost to sell.  These independent appraisals or evaluations are performed periodically by management with respect to current and any future other real estate owned, and any subsequent write-downs will be recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.  Due to potential changes in economic conditions, it is reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

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

Customer Concern over Deposit Insurance

With recent increased concerns about bank failures, customers may be concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits, if they were to occur, could adversely affect the Company’s funding costs and net income.

Concentration of Operations

The Company’s operations are concentrated in central Iowa. As a result of this geographic concentration, the Company’s results may correlate to the economic conditions in this area, which were adversely impacted by the general decline in economic and market activity experienced during 2010, 2009 and 2008.  Continuing deterioration in economic conditions, particularly in the industries on which this area depends (including agriculture which, in turn, is dependent upon weather conditions and government support programs), may adversely affect the quality of the Company’s loan portfolio and the demand for the Company’s products and services, and accordingly, its financial condition and results of operations.

Competition with Larger Financial Institutions

The banking and financial services business in the Company’s market area continues to be a competitive field and is becoming more competitive as a result of:

●	changes in regulations;

●	changes in technology and product delivery systems; and

●	the accelerating pace of consolidation among financial services providers.

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

Information Security

The Company depends on data processing, communication and information exchange on a variety of computing platforms and networks and over the internet.  The Company cannot be certain all of its systems are entirely free from vulnerability to attack, despite safe guards it has installed.  Additionally, the Company relies on and does business with a variety of third-party service providers and vendors with respect to the Company’s business, data and communications needs.  If information security is breached, or one of the Company’s service providers or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to the Company or damages to others.  If information security is breached, the Company’s financial condition, results of operations and future prospects could be adversely affected.

Government Regulations

Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company’s operations. The Company and its Banks are subject to extensive supervision of, and examination by, federal and state regulatory authorities which may limit the Company’s growth and the return to our shareholders by restricting certain activities, such as:

●	the payment of dividends to the Company’s shareholders;

●	the payment of dividends to the Company from the Banks;

●	possible mergers with or acquisitions of or by other institutions;

●	investment policies;

●	loans and interest rates on loans;

●	interest rates paid on deposits;

●	expansion of branch offices; and/or

●	the possibility to provide or expand securities or trust services.

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and, among many other things, establishes the new federal BCFP, requires the BCFP and other federal agencies to implement over the next six to eighteen months many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company’s and the Banks’ business. Compliance with the new law and regulations may result in additional costs, which could be significant, and could adversely impact the Company’s results of operations, financial condition or liquidity.

The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect the Company’s net income.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company’s office is housed in the main office of First National located at 405 Fifth Street, Ames, Iowa and occupies approximately 3,400 square feet. A lease agreement between the Company and First National provides the Company will make available for use by First National an equal amount of interior space at the Company’s building located at 2330 Lincoln Way, Ames, Iowa in lieu of rental payments. The main office owned by First National, consists of approximately 45,000 square feet and includes a drive-through banking facility. In addition to its main office, First National conducts its business through two full-service offices, the University office and the North Grand office. A full-service office opened in April of 2007 in Ankeny, Iowa and occupies approximately 14,000 square feet. The University office is located in a 16,000 square foot multi-tenant property owned by the Company. A 24-year lease agreement with the Company has been modified in 2002 to provide that an equal amount of interior space will be made available to the Company at First National’s main office at 405 Fifth Street in lieu of rental payments. First National will continue to rent the drive-up facilities of approximately 1,850 square feet at this location for $1,200 per month.  All of the properties owned by the Company and First National are free of any mortgages.

State Bank conducts its business from its main office located at 1025 Sixth Street, Nevada, Iowa and from a full-service office located in Colo, Iowa.  All of these properties are owned by State Bank free of any mortgage.

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 28, 2011, the Company had approximately 494 shareholders of record and an estimated 878 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts.  The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”.  Trading in the Company’s common stock is, however, relatively limited.  The closing price of the Company’s common stock was $18.82 on February 28, 2011.

Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

	2010			2009
	Market Price			Market Price
Quarter	High	Low	Quarter	High	Low
1st	$21.99	$17.00	1st	$28.79	$14.87
2nd	$20.84	$17.26	2nd	$27.00	$16.68
3rd	$20.25	$16.61	3rd	$27.00	$22.21
4th	$22.84	$18.90	4th	$25.00	$18.50

The Company declared aggregate annual cash dividends in 2010 and 2009 of approximately $4,150,000 and $3,773,000, respectively, or $0.44 per share in 2010 and $0.40 per share in 2009.  In February 2011, the Company declared a cash dividend of approximately $1,226,000 or $0.13 per share. Quarterly dividends declared during the last two years were as follows:

	2010	2009
	Cash dividends	Cash dividends
Quarter	declared per share	declared per share
1st	$0.11	$0.10
2nd	$0.11	$0.10
3rd	$0.11	$0.10
4th	$0.11	$0.10

The decision to declare cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors of the Company and will be subject to, among other things, the future earnings, capital requirements and financial condition of the Company and certain regulatory restrictions imposed on the payment of dividends by the Banks.  Such restrictions are discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and in Note 12 (Regulatory Matters) to the Company’s financial statements included herein.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2006 through 2010 is derived from the Company’s historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Selected Financial Data

	Year Ended December 31,

(dollars in thousands, except per share amounts)	2010	2009	2008	2007	2006

STATEMENT OF INCOME DATA
Interest income	$37,294	$38,891	$45,514	$47,562	$44,296
Interest expense	7,775	10,226	16,402	23,537	21,306

Net interest income	29,519	28,665	29,112	24,025	22,990
Provision (credit) for loan losses	664	1,558	1,313	(94)	(183)

Net interest income after provision (credit) for loan losses	28,855	27,107	27,799	24,119	23,173
Noninterest income (loss)	6,936	6,924	(3,008)	7,208	6,674
Noninterest expense	18,321	22,732	17,594	16,776	15,504

Income before provision for income tax	17,470	11,299	7,197	14,551	14,343
Provision for income tax	4,504	2,293	845	3,542	3,399

Net income	$12,966	$9,006	$6,352	$11,009	$10,944

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$4,150	$3,773	$10,564	$10,183	$9,801
Cash dividends declared per share	$0.44	$0.40	$1.12	$1.08	$1.04
Basic and diluted earnings per share	$1.37	$0.95	$0.67	$1.17	$1.16
Weighted average shares outstanding	9,432,915	9,432,915	9,431,393	9,427,503	9,422,402

BALANCE SHEET DATA
Total assets	$962,975	$915,570	$858,141	$861,591	$838,853
Net loans	418,094	415,434	452,880	463,651	429,123
Deposits	743,862	722,164	664,795	690,119	680,356
Stockholders’ equity	121,363	112,340	103,837	110,021	112,923
Equity to assets ratio	12.60%	12.27%	12.10%	12.77%	13.46%

	Year Ended December 31,
	2010	2009	2008	2007	2006

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$12,966	$9,006	$6,352	$11,009	$10,944
Average assets	928,610	880,057	857,705	843,788	818,450
Average stockholders’ equity	118,889	108,412	107,794	111,371	109,508

Return on assets (net income divided by average assets)	1.40%	1.02%	0.74%	1.30%	1.34%
Return on equity (net income divided by average equity)	10.91%	8.31%	5.89%	9.89%	9.99%
Net interest margin (net interest income divided by average earning assets)	3.74%	3.78%	3.94%	3.39%	3.29%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	50.26%	63.87%	67.40%	53.71%	52.27%
Dividend payout ratio (dividends per share divided by net income per share)	32.12%	42.11%	167.16%	92.31%	89.66%
Dividend yield (dividends per share divided by closing year-end market price)	2.03%	1.89%	4.22%	5.54%	4.95%
Equity to assets ratio (average equity divided by average assets)	12.80%	12.32%	12.57%	13.20%	13.38%

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion is provided for the consolidated operations of the Company and its Banks. The purpose of this discussion is to focus on significant factors affecting the Company’s financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks and the managing of its own bond, equity and loan portfolios.  Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker-dealer.  The Company employs eleven individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems and the coordination of management activities, in addition to 176 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flows are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and the Banks; (iii) fees on trust services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks; and (v) securities gains.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; and (v) FDIC insurance assessments.  The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company reported net income of $12,966,000 for the year ended December 31, 2010 compared to $9,006,000 and $6,352,000 reported for the years ended December 31, 2009 and 2008, respectively. This represents an increase in net income of 44.0% when comparing 2010 with 2009. The increase in net income in 2010 from 2009 was primarily the result of improved net interest income, lower provision for loan losses and lower non-interest expense due to other real estate owned costs and FDIC insurance assessments.  The increase in net income in 2009 from 2008 was primarily the result of improved non-interest income due to the losses associated with other-than-temporary impairment of investment securities in 2008 as compared to 2009.  This improvement was offset in part by higher non-interest expense associated primarily with other real estate owned and FDIC insurance assessments. Earnings per share for 2010 were $1.37 compared to $0.95 in 2009 and $0.67 in 2008.  All five Banks demonstrated profitable operations during 2010.

The Company’s return on average equity for 2010 was 10.91% compared to 8.31% and 5.89% in 2009 and 2008, respectively, and the return on average assets for 2010 was 1.40% compared to 1.02% in 2009 and 0.74% in 2008.  The increase in return on average equity and assets when comparing 2010 to 2009 was primarily a result of the increased net income.  The increase in return on average equity and assets when comparing 2009 to 2008 was primarily a result of the other-than-temporary impairment on investment securities recorded in 2008, offset in part by increased costs associated with other real estate owned and FDIC insurance assessments.

The following discussion will provide a summary review of important items relating to:

●	Challenges
●	Key Performance Indicators
●	Industry Results
●	Critical Accounting Policies
●	Income Statement Review
●	Balance Sheet Review
●	Asset Quality Review and Credit Risk Management
●	Liquidity and Capital Resources
●	Interest Rate Risk
●	Inflation
●	Forward-Looking Statements
●	Performance Graph

Challenges

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges.

●
In March of 2009, the Office of Comptroller of the Currency (“OCC”) imposed individual minimum capital ratios requiring First National to maintain, on an ongoing basis, Tier One Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk Weighted Assets.  As of December 31, 2010, First National exceeded these capital ratios.  Failure to maintain the individual minimum capital ratios could result in additional regulatory action against First National.

●
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

●
Loans amounted to $418.1 million and $415.4 million as of December 31, 2010 and 2009, respectively.  The loan portfolio increased 0.6% during the year ended December 31, 2010.  The increase in the loan portfolio is primarily due to increases in the commercial and agricultural operating and commercial real estate loan portfolios.  A decline in the loan portfolio would have a negative impact on the Company’s earnings for the year.

●
The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2009 and 2008 and significantly contributed to the Company’s increased level of non-performing loans, other real estate owned and related costs in 2009 and 2008.  In 2010, there were no significant additional impaired loans in the Des Moines market.   During the year ended December 31, 2010, the Company foreclosed on one real estate property (other real estate owned) totaling $402,000 in the Des Moines market.  Presently, the Company has $2.9 million in impaired loans with two Des Moines development companies with specific reserves totaling $223,000.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

●
Other real estate owned amounted to $10.5 million as of December 31, 2010 and 2009.  Other real estate owned costs amounted to $195,000, $4,198,000 and $151,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

●
The FDIC imposes an assessment against all depository institutions for deposit insurance.  The FDIC has the authority to increase insurance assessments.  FDIC insurance assessments amounted to $1,120,000, $1,675,000 and $243,000 for the years ended December 31, 2010, 2009 and 2008, respectively.   In 2010, 161 banks failed compared to 140 bank failures in 2009 and 25 in 2008.  An increase in FDIC deposit assessments will have a negative impact on the Company’s earnings.

●
The Company operates in a highly regulated environment and is subject to extensive regulation, supervision and examination.  The compliance burden and impact on the Company’s operations and profitability with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of financial institutions and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that financial institutions as well as their holding companies will be subject to significantly increased regulation and compliance obligations that expose them to noncompliance risk and consequences.  The Bureau of Financial Consumer Protection (“BCFP”) has broad rulemaking authority to administer and carry out the purposes and objectives of the new federal consumer protection laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The full reach and impact of the BCFP’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown. Notwithstanding, insured depository institutions with assets of $10 billion or less will continue to be supervised and examined by their primary federal regulators, rather than the BCFP, with respect to compliance with the federal consumer protection laws.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing banks, could have a material impact on the Company’s operations.  It is unknown at this time to what extent legislation will be passed into law or regulatory proposals will be adopted, or the effect that such passage or adoption will have on the banking industry or the Company.   Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 7,657 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Year Ended December 31,
	2010		2009		2008
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.40%	0.66%	1.02%	0.09%	0.74%	0.12%

Return on equity	10.91%	5.99%	8.31%	0.90%	5.89%	1.24%

Net interest margin	3.74%	3.76%	3.78%	3.47%	3.94%	3.18%

Efficiency ratio	50.26%	57.22%	63.87%	55.53%	67.40%	59.02%

Capital ratio	12.80%	8.90%	12.32%	8.65%	12.57%	7.49%

Key performance indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company’s return on assets ratio is higher than that of the industry, primarily as a result of the Company’s lower provision for loan losses and non-interest expense relative to the industry.

●	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company.  The Company’s return on equity ratio is higher than the industry primarily as a result of the Company’s lower provision for loan losses and non-interest expense relative to the industry.

●	Net Interest Margin

This ratio is calculated by dividing net interest income by average earning assets.  Earning assets consist primarily of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings.  The Company’s net interest margin is comparable to that of the industry.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio is lower than the industry average.  The Company’s efficiency ratio decreased in 2010 as compared to 2009 primarily as a result of the impairment of other real estate owned in 2009 with no significant impairment in 2010.

●	Capital Ratio

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2010:

Fourth Quarter Earnings Contrast Favorably with Year-Earlier Net Loss

Lower expenses for troubled loans continued to boost the earnings of insured commercial banks and savings institutions in fourth quarter 2010. The 7,657 institutions filing year-end reports posted quarterly net income of $21.7 billion, a substantial improvement over the $1.8 billion net loss in fourth quarter 2009 and the second-highest quarterly total reported since second quarter 2007. The greatest year-over-year improvement in earnings occurred at the largest banks, but almost two out of every three institutions (62%) reported better net income than a year ago. One in four institutions reported a net loss in the fourth quarter, an improvement from a year ago when more than one in three (35%) were unprofitable.

Provisions Fall to Lowest Level in More than Three Years

Insured institutions set aside $31.6 billion in provisions for loan losses in the fourth quarter, almost 50% less than the $62.9 billion they set aside a year earlier. This is the smallest quarterly loss provision for the industry since third quarter 2007. Much of the year-over-year reduction in provisions was concentrated among some of the largest banks. Seven large institutions accounted for more than half of the $31.3 billion reduction. However, a majority of insured institutions (54%) reduced their provisions in the fourth quarter compared to a year ago.

Revenue Growth Slows

Revenue growth was sluggish in the fourth quarter. Net operating revenue (net interest income plus total noninterest income) was $163.6 billion, only $2.8 billion (1.7%) higher than a year earlier and $2.1 billion (1.3%) less than in third quarter 2010. This is the second-smallest year-over-year increase in quarterly net operating income in the past two years (after the $911 million year-over-year increase in second quarter 2010). Despite the small size of the aggregate increase, revenues were up at almost two-thirds of all institutions (62.4%).

Fee Income Declines

Among the notable areas of noninterest revenue weakness, service charge income on deposit accounts at banks filing Call Reports was $2.1 billion (20.7%) lower than a year earlier. This is the second consecutive quarter that deposit account fees have declined by 20% or more from the prior year. Asset servicing income was $2.2 billion (32.3%) lower, and securitization income was down by $1.5 billion (90.7%).  Both declines were primarily the result of changes in accounting rules that affected financial reporting in 2010.1The new accounting rules also were responsible for much of the $7.5 billion (7.5%) year-over-year increase in quarterly net interest income. A majority of institutions (59.8%) reported higher net interest margins than a year ago, but fourth quarter margins were lower than third quarter margins at 55% of institutions.

Higher Asset Values Contribute to Income Improvement

The industry’s bottom line also benefited from improvement in asset values. Gains on sales of loans and other assets totaled $4 billion in the fourth quarter, more than three times the $1.3 billion in gains that sales produced in fourth quarter 2009. Realized gains on securities totaled $2.3 billion, compared to $5 million in realized losses a year earlier.

Full-Year Earnings Represent Sharp Improvement from Revised 2009 Loss

Full-year 2010 net income totaled $87.5 billion, compared to a revised net loss of $10.6 billion in 2009. This is the highest full-year earnings total for the industry since 2007. More than two out of every three institutions (67.5%) reported higher earnings in 2010 than in 2009. The proportion of unprofitable institutions fell from 30.6% in 2009 to 21% in 2010. This is the first time in six years that the percentage of institutions reporting full-year net losses has declined. The largest factor in the improvement in the industry’s net income was a $92.6 billion (37.1%) reduction in loan-loss provisions. The second-largest source of improvement was a $28.7 billion decline in charges for goodwill impairment.2 An additional contribution came from realized gains on securities and other assets, which were $10.8 billion higher. The improvement in full-year earnings was limited by increased income taxes, which were $32.2 billion higher than in 2009. Overall net operating revenue growth was relatively weak in 2010. The $10.8 billion (1.6%) increase was the second-worst year-over-year change in the past 16 years, after the $20.4 billion decline registered in 2008. Noninterest income from service charges on deposit accounts was $5.5 billion (13.1%) lower than in 2009. This is the first time in the 69 years that these data have been collected that full-year service charge income has declined. Insured institutions paid $53.9 billion in dividends in 2010, an increase of $6.7 billion (14.3%) over 2009, but less than half the annual record of $110.3 billion paid in 2007. Retained earnings totaled $33.6 billion, marking the first year since 2006 that the industry as a whole has reported internal capital growth.

Loan Losses Continue to Decline across Most Major Categories

Net loan and lease charge-offs (NCOs) totaled $41.9 billion in the fourth quarter, a decline of $13 billion (23.7%) compared to fourth quarter 2009. With the exception of credit cards (which reflected the application of new accounting rules in 2010), almost all major loan categories posted year-over-year declines in quarterly charge-offs. Real estate construction and development loan charge-offs were $4.2 billion lower, while charge-offs of commercial and industrial (C&I) loans were down by $4 billion. Closed-end one-to-four family residential real estate NCOs were $3.1 billion lower, and home equity line of credit NCOs fell by $1.5 billion. NCOs of nonfarm nonresidential real estate loans were only $101 million higher than a year earlier. Reported credit card NCOs were $2.9 billion higher due to the inclusion in 2010 of NCOs on securitized credit card balances that were not included in prior years. Even with the reporting change, the year-over-year increase in quarterly credit card NCOs was the smallest in two years. On a consecutive-quarter basis, credit card NCOs have fallen in each of the past three quarters.

Nonperforming Asset Balances Fall for Third Consecutive Quarter

The amount of loan and lease balances that were noncurrent (90 days or more past due or in nonaccrual status) fell for a third consecutive quarter, declining by $17.9 billion (4.7%). Noncurrent balances declined in all major loan categories, led by real estate construction loans (down $7.4 billion), C&I loans (down $3.2 billion), multifamily residential real estate loans (down $2.1 billion), and closed-end one-to-four family residential real estate loans (down $2 billion). The industry’s inventory of other real estate owned (primarily property acquired through foreclosure) declined for the first time since fourth quarter 2005, falling by $374 million. At the end of 2010, noncurrent assets and other real estate owned represented 3.11% of total industry assets, the lowest share since the end of third quarter 2009. 1 See FASB Statements 166 and 167 in Notes to Users.2 Amendments to prior financial reports received from one large institution resulted in a $10.4 billion reduction in expenses for goodwill impairment in third quarter 2010 and $20.3 billion in increased expenses for goodwill impairment in the first two quarters of 2009.

Reserve Balances Shrink as Loss Provisions Trail Net Charge-Offs

Reserves for loan and lease losses declined for a third consecutive quarter, falling by $11.1 billion (4.6%), as net charge-offs of $41.9 billion exceeded loss provisions of $31.6 billion. Four large banks accounted for more than half of the decline in industry reserves, as more than a third of all institutions (39.4%) reduced their loss reserve balances in the fourth quarter. However, owing to the decline in noncurrent loans, the industry’s “coverage ratio” of reserves to noncurrent loans and leases remained essentially unchanged from the previous quarter, at 64.2%. More than half of all institutions (52.3%) increased their coverage ratios in the fourth quarter, while 39.3% reported coverage ratio declines.

Tier 1 Capital Posts Small Increase

Equity capital fell by $8.5 billion (0.6%) in the fourth quarter, the first quarterly decline since fourth quarter 2008. The drop was caused by a $16.2 billion (71.9%) decline in unrealized gains on securities held for sale. In contrast, insured institution tier 1 leverage capital, which is not affected by changes in securities values, increased by $3.4 billion (0.3%). Total regulatory capital declined by $616 million, reflecting the reduction in loan-loss reserves in the fourth quarter. At the end of 2010, almost 96% of all insured institutions, representing more than 99% of all insured institution assets, met or exceeded the minimum requirements of the highest regulatory capital category, according to the calculations used for purposes of Prompt Corrective Action.

Loan Balances Decline at a Majority of Institutions

Total assets of insured institutions declined by $51.8 billion (0.4%) in the fourth quarter. Assets in trading accounts fell by $43.1 billion (5.6%), while total loan and lease balances dropped by $13.6 billion (0.2%). The largest reductions in loan portfolios occurred in real estate construction and development loans, where balances fell by $32.5 billion (9.2%); non-credit card consumer loans (down $29 billion, or 4.9%); and home equity lines of credit, where drawn balances shrank by $11 billion (1.7%). Securities portfolios rose by $26.1 billion (1%), as institution holdings of mortgage-backed securities increased by $42.7 billion (3%). Among loan categories that posted increases during the quarter, credit cards had a seasonal increase of $18.1 billion (2.6%); one-to-four family residential mortgage loans increased for the second quarter in a row, rising by $17 billion (0.9%); and C&I loans also posted a second consecutive quarterly increase, rising by $11.8 billion (1%). Loan balances fell at almost 60% of insured institutions in the fourth quarter.

Deposit Growth Remains Strong

Deposits grew strongly for a second consecutive quarter, rising by $149.3 billion (1.6%), after a $132.7 billion (1.5%) increase in the third quarter. Noninterest-bearing deposits in domestic offices increased by $81.6 billion (5.1%). Nondeposit liabilities fell by $200.4 billion (7.8%), as Federal Home Loan Bank advances declined by $15.9 billion (4%), other secured borrowings dropped by $64.9 billion (14.3%), and liabilities in trading accounts fell by $30.2 billion (9.5%). At year-end, deposits funded 70.7% of total industry assets, the highest proportion since the end of first quarter 1996.

Failures Reached an 18-Year High in 2010

The number of insured institutions reporting quarterly financial results fell from 7,761 to 7,657 in the fourth quarter. Thirty insured institutions failed during the quarter and an additional 73 were absorbed in mergers. There were three new charters added in the quarter. For all of 2010, mergers absorbed 197 institutions, while 157 insured commercial banks and savings institutions failed. This is the largest annual number of bank failures since 1992, when 181 institutions failed. Only 11 new reporters were added during 2010, the smallest annual total in the FDIC’s 77-year history. The number of institutions on the FDIC’s “Problem List” increased from 860 to 884 in the fourth quarter. Total assets of “problem” institutions increased from $379 billion to $390 billion.

Critical Accounting Policies

The discussion contained in this Item 7 and other disclosures included within this Annual Report are based on the Company’s audited consolidated financial statements.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

For further discussion concerning the allowance for loan losses and the process of establishing specific reserves, see the section of this Annual Report entitled “Asset Quality Review and Credit Risk Management” and “Analysis of the Allowance for Loan Losses”.

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

ASSETS
	2010			2009			2008

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)

Interest-earning assets
Loans 1
Commercial	$68,905	$3,869	5.61%	$68,677	$3,535	5.15%	$82,448	$4,915	5.96%
Agricultural	41,941	2,443	5.82%	36,351	2,196	6.04%	32,230	2,227	6.91%
Real estate	284,515	16,542	5.81%	304,362	18,074	5.94%	324,863	20,754	6.39%
Consumer and other	22,327	1,207	5.41%	25,078	1,407	5.61%	24,241	1,562	6.44%

Total loans (including fees)	$417,688	$24,061	5.76%	$434,468	$25,212	5.80%	$463,782	$29,458	6.35%

Investment securities
Taxable	239,853	6,965	2.90%	203,735	7,967	3.91%	$196,619	$9,813	4.99%
Tax-exempt 2	183,541	8,875	4.84%	151,340	7,991	5.28%	140,425	8,894	6.33%

Total investment securities	$423,394	$15,840	3.74%	$355,075	$15,958	4.49%	$337,044	$18,707	5.55%

Interest bearing deposits and federal funds sold	32,130	489	1.52%	41,645	499	1.20%	13,971	364	2.61%

Total interest-earning assets	$873,212	$40,390	4.63%	$831,189	$41,669	5.01%	$814,797	$48,529	5.96%

Noninterest-earning assets
Cash and due from banks	$19,544			$20,720			$19,581
Premises and equipment, net	11,718			12,216			13,007
Other, less allowance for loan losses	24,136			15,932			10,320

Total noninterest-earning assets	$55,398			$48,868			$42,908

TOTAL ASSETS	$928,610			$880,057			$857,705

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2010			2009			2008

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)

Interest-bearing liabilities
Deposits
Savings, NOW accounts, and money markets	$386,010	$1,369	0.35%	$355,504	$1,650	0.46%	$317,346	$3,658	1.15%
Time deposits < $100,000	147,453	3,076	2.09%	157,749	4,488	2.84%	170,223	6,603	3.88%
Time deposits > $100,000	89,290	1,651	1.85%	84,786	2,290	2.70%	97,193	3,947	4.06%

Total deposits	$622,753	$6,096	0.98%	$598,040	$8,428	1.41%	$584,762	$14,208	2.43%
Other borrowed funds	87,758	1,679	1.91%	83,841	1,798	2.14%	78,764	2,194	2.79%

Total interest-bearing liabilities	$710,511	$7,775	1.09%	$681,881	$10,226	1.50%	$663,526	$16,402	2.47%

Noninterest-bearing liabilities
Demand deposits	94,286			84,245			78,033
Other liabilities	4,924			5,519			8,352

Stockholders’ equity	118,889			108,412			107,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$928,610			$880,057			$857,705

Net interest income		$32,615	3.74%		$31,443	3.78%		$32,127	3.94%

Spread Analysis
Interest income/average assets		$40,390	4.35%		$41,669	4.73%		$48,529	5.66%
Interest expense/average assets		7,775	0.84%		10,226	1.16%		16,402	1.91%
Net interest income/average assets		32,615	3.51%		31,443	3.57%		32,127	3.75%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate.  For example, real estate loan interest income decreased $1,532,000 in 2010 compared to 2009.  Decreased volume of real estate loans lowered income in 2010 by $1,147,000 and lower interest rates lowered interest income in 2010 by $385,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

	2010 Compared to 2009			2009 Compared to 2008
(dollars in thousands)
	Volume	Rate	Total 1	Volume	Rate	Total 1
Interest income
Loans
Commercial	$12	$322	$334	$(761)	$(618)	$(1,379)
Agricultural	329	(82)	247	267	(298)	(31)
Real estate	(1,147)	(385)	(1,532)	(1,266)	(1,414)	(2,680)
Consumer and other	(151)	(49)	(200)	52	(207)	(155)

Total loans (including fees)	(957)	(194)	(1,151)	(1,708)	(2,537)	(4,245)

Investment securities
Taxable	1,267	(2,269)	(1,002)	344	(2,190)	(1,846)
Tax-exempt	1,592	(708)	884	653	(1,556)	(903)

Total investment securities	2,859	(2,977)	(118)	997	(3,746)	(2,749)

Interest bearing deposits and federal funds sold	(127)	117	(10)	500	(365)	135

Total interest-earning assets	1,775	(3,054)	(1,279)	(211)	(6,649)	(6,860)

Interest-bearing liabilities Deposits

Savings, NOW accounts, and money markets	132	(413)	(281)	396	(2,404)	(2,008)
Time deposits < $100,000	(279)	(1,133)	(1,412)	(454)	(1,661)	(2,115)
Time deposits > $100,000	116	(755)	(639)	(457)	(1,200)	(1,657)

Total deposits	(31)	(2,301)	(2,332)	(515)	(5,265)	(5,780)

Other borrowed funds	81	(200)	(119)	136	(532)	(396)

Total interest-bearing liabilities	50	(2,501)	(2,451)	(379)	(5,797)	(6,176)

Net interest income-earning assets	$1,725	$(553)	$1,172	$168	$(852)	$(684)
1 The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest bearing liabilities.  The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income.  Refer to the tables preceding this paragraph for additional detail.  Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities.  Net interest income divided by average earning assets is referred to as net interest margin.  For the years December 31, 2010, 2009 and 2008, the Company’s net interest margin was 3.74%, 3.78% and 3.94%, respectively.

Net interest income during 2010, 2009 and 2008 totaled $29,519,000, $28,665,000 and $29,112,000, respectively, representing a 3% increase in 2010 compared to 2009 and a 2% decrease in 2009 from 2008.  Net interest income increased in 2010 as compared to 2009 due primarily to increases in average interest-earning assets, offset in part by yields on investments declining more than yields on deposits.  Net interest income declined in 2009 as compared to 2008 as yields on loans and investment securities declined more than yields on deposits and other borrowings.

The high level of competition in the local markets will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s largest market, Ames, Iowa, has ten banks, two thrifts, six credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other communities creating similarly competitive environments.

Provision for Loan Losses

The provision for loan losses reflects management’s judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses.  The Company’s provision for loan losses for the year ended December 31, 2010 was $664,000 compared to $1,558,000 for the previous year. The lower provision for loan losses in 2010 as compared to 2009 was due primarily to a lower provision for loan losses on impaired loans for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  The Company’s provision for loan losses for the year ended December 31, 2009 was $1,558,000 compared to $1,313,000 for the previous year. Increases in the general factors used to calculate the provision for loan losses due to weakening economic conditions and a higher level of specific reserve on impaired loans, offset in part by a decrease in the loan portfolio, were the primary reasons the provision for loan losses increased from 2008 to 2009.  Refer to the Asset Quality and Credit Risk Management discussion for additional details with regard to loan loss provision expense.

Management believes the allowance for loan losses is adequate to absorb probable losses in the current portfolio. This statement is based upon management’s continuing evaluation of inherent risks in the current loan portfolio, current levels of classified assets and general economic factors. The Company will continue to monitor the allowance and make future adjustments to the allowance as conditions dictate.  Due to potential changes in conditions, it is at least reasonably possible that changes in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Noninterest Income (Loss) and Expense

Total noninterest income (loss) is comprised primarily of fee-based revenues from trust and agency services, bank-related service charges on deposit activities, net securities gains, other-than-temporary impairment of investment securities, merchant and ATM fees related to electronic processing of merchant and cash transactions and gain on the sale of loans held for sale.

Noninterest income (loss) during the years ended 2010, 2009 and 2008 totaled $6,936,000, $6,924,000 and ($3,008,000), respectively.  The slightly higher non-interest income in 2010 as compared to 2009 related primarily to higher trust department income and merchant and ATM fees, offset in part by decreases in service fees and security gains.  Trust income increases are due primarily to increases in the customer base.  Increase in merchant and ATM fees are due primarily to increase in usage.  Decreases in service fees are due in part to regulatory changes associated with overdraft fees.  The higher non-interest income in 2009 as compared to 2008 related primarily to significant other-than-temporary impairment of investment securities in 2008, offset in part by lower securities gains in 2009 as compared to 2008.  Impairment for 2008 primarily related to charges of $8,451,000 related to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation preferred stock and $3,603,000 related to three corporate bonds.  Excluding securities gains in 2010 and 2009, noninterest income increased 3.9% in 2010 as compared to 2009.  Excluding the other-than-temporary impairment of investment securities and securities gains in 2009 and 2008, noninterest income increased 4.3% in 2009 as compared to 2008.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds.  Historically, the Company has not had any material expenses relating to discontinued operations, extraordinary losses or adjustments from a change in accounting principles.  Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 59% of noninterest expenses in 2010.

Noninterest expense during the years ended 2010, 2009 and 2008 totaled $18,321,000, $22,732,000 and $17,594,000, respectively, representing a 19% decrease in 2010 compared to a 29% increase in 2009.  The primary reason for the decrease in 2010 was the decreases in other real estate owned costs, due primarily to impairment write downs in 2009, and the decrease in FDIC insurance assessment, due to a one-time special assessment in 2009 and lower assessment rates in 2010.  The primary reason for the increase in 2009 compared to 2008 was the increases in other real estate owned costs, due primarily to impairment write downs, and the increase in FDIC insurance assessment, due to a one-time special assessment and increased assessment rates.  The percentage of noninterest expense to average assets was 1.97% in 2010, compared to 2.58% and 2.05% during 2009 and 2008, respectively.

Provision for Income Taxes

The provision for income taxes for 2010, 2009 and 2008 was $4,504,000, $2,293,000 and $845,000, respectively. This amount represents an effective tax rate of 26% during 2010, compared to 20% and 12% for 2009 and 2008, respectively.  The Company’s marginal federal tax rate is currently 35%.  The difference between the Company’s effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

The Company’s assets are comprised primarily of loans and investment securities.  Average earning asset maturity or repricing dates are less than five years for the combined portfolios as the assets are funded for the most part by short term deposits with either immediate availability or less than one year average maturities.  This exposes the Company to risk with regard to changes in interest rates that are more fully explained in Item 7A of this Annual Report “Quantitative and Qualitative Disclosures about Market Risk”.

Total assets increased to $962,975,000 in 2010 compared to $915,570,000 in 2009, a 5.2% increase.  The increase in assets was due primarily to increases in the Company’s investment securities portfolio of $51,253,000 when comparing year end 2010 and 2009.

Loan Portfolio

Net loans as of December 31, 2010 totaled $418,094,000, up slightly from the $415,434,000 as of December 31, 2009, an increase of 0.6%. The increase in loan volume occurred in spite of a continuing weakness in loan demand.  Loans are the primary contributor to the Company’s revenues and cash flows.  The average yield on loans was 202 and 131 basis points higher in 2010 and 2009, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company’s loan portfolio for the past five years ending at December 31, 2010.

	2010	2009	2008	2007	2006
(dollars in thousands)
Real Estate
Construction	$19,597	$22,864	$35,326	$46,568	$30,600
1-4 family residential	88,933	91,673	95,988	104,762	103,620
Commercial	139,370	141,741	153,366	147,023	139,149
Agricultural	31,931	30,788	33,547	33,684	31,092
Commercial	78,173	69,031	76,653	78,616	73,760
Agricultural	45,630	42,356	40,324	36,133	33,434
Consumer and other	22,052	24,693	24,528	22,782	24,276

Total loans	425,686	423,146	459,732	469,568	435,931
Deferred loan fees, net	71	60	72	137	276

Total loans net of deferred fees	$425,615	$423,086	$459,660	$469,431	$435,655

The Company’s loan portfolio consists of real estate loans, commercial loans, agricultural loans and consumer loans.  As of December 31, 2010, gross loans totaled approximately $426 million, which equals approximately 57% of total deposits and 44% of total assets. The Company’s peer group (consisting of 438 bank holding companies with total assets of $500 to $1,000 million) loan to deposit ratio as of December 31, 2010 was a much higher 80%.  The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy.  As of December 31, 2010, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2010

The contractual maturities of the Company’s loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

		After one
		year but
	Within	within	After
	one year	five years	five years	Total
(dollars in thousands)

Real Estate
Construction	$10,006	$8,819	$772	$19,597
1-4 family residential	29,227	39,295	20,411	88,933
Commercial	18,914	102,176	18,280	139,370
Agricultural	9,664	17,366	4,901	31,931
Commercial	36,001	39,540	2,632	78,173
Agricultural	30,110	14,261	1,259	45,630
Consumer and other	2,745	13,945	5,362	22,052

Total loans	$136,667	$235,402	$53,617	$425,686

		After one
		year but
		within	After
		five years	five years

Loan maturities after one year with:
Fixed rates		$177,828	$41,177
Variable rates		57,574	12,440

		$235,402	$53,617

Loans Held For Sale

Mortgage origination funding awaiting delivery to the secondary market totaled $1,993,000 and $1,023,000 as of December 31, 2010 and 2009, respectively.  Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations.  The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income.  It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2010 were $469,908,000, an increase of $51.3 million or 12% from the prior year end.  As of December 31, 2010 and 2009, the investment portfolio comprised 49% and 46% of total assets, respectively.

The following table presents the fair values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2010, 2009 and 2008, respectively.  This portfolio provides the Company with a significant amount of liquidity.

	2010	2009	2008
(dollars in thousands)

U.S. treasury securities	$503	$525	$546
U.S. government agencies	87,412	106,640	49,695
U.S. government mortgage-backed securities	127,349	101,590	67,516
State and political subdivisions	228,373	178,052	128,741
Corporate bonds	20,372	24,300	55,237
Equity securities	5,898	7,548	11,279

Total	$469,907	$418,655	$313,014

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

Corporate bond investments with a fair value of $358,000 with one issuer are considered other-than-temporarily impaired at December 31, 2010. There are no other corporate bonds that the Company would consider to be other-than-temporarily impaired as of December 31, 2010.

The equity securities portfolio consisted primarily of financial and utility stocks as of December 31, 2010, 2009, and 2008.  The investment in the equity securities portfolio also includes an issue of Federal National Mortgage Association preferred stock and an issue of Federal Home Loan Mortgage Corporation preferred stock with a combined fair value of $19,000 at December 31, 2010, which has been classified as other-than-temporarily impaired.  During the year ended December 31, 2010, the Company recognized $4,500 of other-than-temporary impairment charges in the equity securities portfolio.  Management believes that there are no additional other-than-temporary impairments in the equity securities portfolio at December 31, 2010; however, it is possible that the Company may incur impairment losses in 2011.

As of December 31, 2010, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity.

Investment Maturities as of December 31, 2010

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties.

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total
(dollars in thousands)

U.S. treasury securities	$503	$—	$—	$—	$503
U.S. government agencies	3,186	68,905	14,548	773	87,412
U.S. government mortgage-backed securities	1,043	117,561	7,966	779	127,349
States and political subdivisions*	23,133	98,410	91,430	15,400	228,373
Corporate bonds	2,911	13,440	3,663	358	20,372

Total	$30,776	$298,316	$117,607	$17,310	$464,009

Weighted average yield
U.S. treasury	5.19%	0.00%	0.00%	0.00%	5.19%
U.S. government agencies	4.58%	2.58%	2.29%	4.50%	2.62%
U.S government mortgage-backed securities	3.05%	3.97%	4.15%	5.41%	3.52%
States and political subdivisions*	3.98%	4.43%	5.16%	6.01%	4.83%
Corporate bonds	5.74%	5.00%	5.80%	0.00%	5.23%

Total	4.19%	3.85%	4.75%	5.88%	4.18%

*Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

Deposits

Total deposits equaled $743,862,000 and $722,164,000 as of December 31, 2010 and 2009, respectively.  The increase of $21,698,000 can be attributed primarily to an increase in public funds.  Also the mix of deposits has changed, as depositors have moced deposits to demand, NOW and money market from time deposit accounts.  The deposit category seeing the largest balance increase was money market accounts.

The Company’s primary source of funds is customer deposits. The Company attempts to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 59% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed.  Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company had $1,249,000 and $694,000 of brokered deposits as of December 31, 2010 and 2009, respectively.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2010, 2009 and 2008.

	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)

Noninterest bearing demand deposits	$94,286	0.00%	$84,245	0.00%	$78,033	0.00%
Interest bearing demand deposits	194,281	0.35%	174,716	0.42%	155,689	0.96%
Money market deposits	154,264	0.37%	147,782	0.54%	134,295	1.53%
Savings deposits	37,465	0.32%	33,007	0.34%	27,362	0.40%
Time certificates < $100,000	147,453	2.09%	157,749	2.84%	170,223	3.88%
Time certificates > $100,000	89,290	1.85%	84,786	2.70%	97,193	4.06%

	$717,039		$682,285		$662,795

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2010, 2009 and 2008.

	2010	2009	2008
(dollars in thousands)
3 months or less	$17,160	$17,814	$18,808
Over 3 through 12 months	41,180	45,007	38,589
Over 12 through 36 months	29,210	20,752	20,987
Over 36 months	7,308	3,481	2,995

Total	$94,858	$87,054	$81,379

Borrowed Funds

Borrowed funds that may be utilized by the Company are comprised of Federal Home Loan Bank (FHLB) advances, federal funds purchased, Treasury, Tax, and Loan option notes, and repurchase agreements.  Borrowed funds are an alternative funding source to deposits and can be used to fund the Company’s assets and unforeseen liquidity needs.  FHLB advances are loans from the FHLB that can mature daily or have longer maturities for fixed or floating rates of interest.  Federal funds purchased are borrowings from other banks that mature daily.  Securities sold under agreement to repurchase (repurchase agreements) are similar to deposits as they are funds lent by various Bank customers; however, investment securities are pledged to secure such borrowings.  The Company has repurchase agreements that generally reprice daily.  Term repurchase agreements are funds lent by a third party with securities pledged to secure such borrowings.  These term repurchase agreements have longer terms.  Treasury, Tax, and Loan option notes consist of short term borrowing of tax deposits from the federal government and are not a significant source of borrowing for the Company.

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2010, 2009 and 2008.

	2010		2009		2008

		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$54,859	0.63%	$40,490	0.64%	$38,510	1.30%

Other short-term borrowings	2,047	0.00%	139	0.00%	1,064	0.00%

FHLB advances	16,745	2.91%	16,500	3.12%	23,500	2.90%

Term repurchase agreements	20,000	3.36%	20,000	3.77%	20,000	3.77%

Total	$93,651	1.61%	$77,129	1.98%	$83,074	2.33%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2010, 2009 and 2008.

	2010		2009		2008

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$49,300	0.66%	$42,795	0.92%	$40,340	2.11%

Other short-term borrowings	610	0.00%	616	0.00%	689	1.89%

FHLB advances	17,848	3.28%	20,430	3.11%	17,735	3.34%

Term repurchase agreements	20,000	3.83%	20,000	3.85%	20,000	3.69%

Total	$87,758	1.91%	$83,841	2.14%	$78,764	2.79%

Maximum Amount Outstanding during the Year

Federal funds purchased and repurchase agreements	$76,559		$50,493		$48,699

Other short-term borrowings	$3,131		$3,053		$1,351

FHLB advances	$18,500		$23,500		$23,500

Term repurchase agreements	$20,000		$20,000		$20,000

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  As of December 31, 2010, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods.  These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company.  For additional information, see Note 11 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Contractual Obligations

The following table sets forth the balance of contractual obligations by maturity period as of December 31, 2010 (in thousands).

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Deposits	$743,862	$645,427	$77,312	$21,123	$—

Federal funds purchased and securities sold under agreements to repurchase	54,859	54,859	—	—	—

Other short-term borrowings	2,047	2,047	—	—	—

FHLB advances and other long-term borrowings (1)	36,745	2,066	2,139	7,148	25,392

Operating lease obligation	35	8	16	11	—

Purchase obligations (2)	2,416	672	1,344	400	—

Total	$839,964	$705,079	$80,811	$28,682	$25,392

(1) FHLB advances and other long-term borrowings consist of various FHLB borrowings with fixed rates with final maturities through 2025.  Other long-term borrowings consist of term repurchase agreements having maturities greater than one year and can be called by the issuing financial institution with final maturities through 2018.
(2) Purchase obligations include data processing and Internet banking services contracts that include termination provisions that would accelerate all future payments in the event the Company changed service providers prior to the contracts’ expirations.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2010, totaled $418,094,000 as compared to $415,434,000 as of December 31, 2009, an increase of 0.6%.  Net loans comprise 43% of total assets as of the end of 2010.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  As the following chart indicates, the Company’s non-performing assets have decreased and total $17,214,000 as of December 31, 2010.  The Company’s level of problem assets as a percentage of assets of 1.79% as of December 31, 2010, is lower than the average for FDIC insured institutions as of December 31, 2010, of 3.11%.  Management believes that the allowance for loan losses remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company’s non-performing assets for the past five years ended December 31, 2010.

	2010	2009	2008	2007	2006
(dollars in thousands)

Non-performing assets:
Nonaccrual loans	$6,277	$10,187	$6,339	$3,249	$291
Loans 90 days or more past due	21	121	469	1,300	758

Total non-performing loans	6,298	10,308	6,808	4,549	1,049
Securities available-for-sale	377	660	358	—	—
Other real estate owned	10,539	10,480	13,334	2,846	2,808

Total non-performing assets	$17,214	$21,448	$20,500	$7,395	$3,857

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

At December 31, 2010 and 2009, the Company had non-performing loans of approximately $6,298,000 and $10,308,000, respectively.  The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated in 2009 and 2008 and contributed to the Company’s increased level of non-performing loans, other real estate owned and related costs in 2009 and 2008.  In 2010, there were no significant additional impaired loans in the Des Moines market.   During the year ended December 31, 2010, the Company foreclosed on one real estate property (other real estate owned) totaling $402,000 in the Des Moines market.  Presently, the Company has $2.9 million in impaired loans with two Des Moines development companies with specific reserves totaling $223,000.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

Impaired loans totaled $6,432,000 as of December 31, 2010 and were $3,755,000 lower than the impaired loans as of December 31, 2009.  The Company considers impaired loans to generally include the non-performing loans (consisting of nonaccrual loans and loans past due 90 days or more and still accruing) and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $445,000 and $999,000 at December 31, 2010 and 2009, respectively.  The average balances of impaired loans for the years ended December 31, 2010 and 2009 were $7,095,000 and $8,498,000, respectively.  For the years ended December 31, 2010, 2009 and 2008, interest income, which would have been recorded under the original terms of such loans, was approximately $425,000, $564,000 and $478,000, respectively, with $233,000, $32,000 and $155,000, respectively, recorded.  Loans greater than 90 days past due and still accruing interest were approximately $21,000 and $121,000 at December 31, 2010 and 2009, respectively.

Summary of the Allowance for Loan Losses

The provision for loan losses represents an expense charged against earnings to maintain an adequate allowance for loan losses. The allowance for loan losses is management’s best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower; a realistic determination of value and adequacy of underlying collateral; historical charge offs; the condition of the local economy; the condition of the specific industry of the borrower; an analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

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

Analysis of the Allowance for Loan Losses

The Company’s policy is to charge-off loans when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries.  The following table sets forth information regarding changes in the Company’s allowance for loan losses for the most recent five years.

	2010	2009	2008	2007	2006
(dollars in thousands)

Balance at beginning of period	$7,652	$6,779	$5,781	$6,533	$6,765
Charge-offs:
Real estate
Construction	22	105	76	402	—
1-4 Family residential	163	155	89	1	6
Commercial	20	415	70	25	—
Agricultural	50	15	—	—	—
Commercial	391	54	77	—	—
Agricultural	42	—	—	—	—
Consumer and other	179	122	115	299	99

Total charge-offs	867	866	427	727	105

Recoveries:
Real estate
Construction	—	6	—	—	—
1-4 Family residential	1	27	3	1	1
Commercial	—	98	1	—	—
Agricultural	—	—	—	—	—
Commercial	5	3	35	21	6
Agricultural	32	—	—	—	—
Consumer and other	34	47	73	47	49

Total recoveries	72	181	112	69	56

Net charge-offs	795	685	315	658	49

Provisions charged (credited) to operations	664	1,558	1,313	(94)	(183)

Balance at end of period	$7,521	$7,652	$6,779	$5,781	$6,533

Average loans outstanding	$417,688	$434,468	$463,782	$454,088	$438,166

Ratio of net charge-offs during the period to average loans outstanding	0.19%	0.16%	0.07%	0.14%	0.01%

Ratio of allowance for loan losses to total loans net of deferred fees	1.77%	1.81%	1.47%	1.23%	1.50%

The allowance for loan losses decreased to $7,521,000 at the end of 2010 in comparison to the allowance of $7,652,000 at year end 2009 as a result of net charge offs of $795,000, offset in part by provisions in 2010 in the amount of $664,000.  The lower provision for loan losses in 2010 as compared to 2009 was due primarily to a lower provision for loan losses on impaired loans for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  The allowance for loan losses increased to $7,652,000 at the end of 2009 in comparison to the allowance of $6,779,000 at year end 2008 as a result of provisions in 2009 in the amount of $1,558,000 offset by net charge offs of $685,000.   The increase in the provision for loan losses was due primarily to an increase in factors related to weakening economic conditions and an increase in the specific reserve on impaired loans, offset in part by a decrease in the loan portfolio.  The allowance for loan losses increased to $6,779,000 at the end of 2008 in comparison to the allowance of $5,781,000 at year end 2007 as a result of provisions in 2008 in the amount of $1,313,000 offset by net charge offs of $315,000.  The increase in the provision for loan losses was due primarily to an increase in factors related to weakening economic conditions and an increase in the level of risks associated with the construction and commercial real estate loan portfolios.  The allowance for loan losses decreased to $5,781,000 at the end of 2007 in comparison to the allowance of $6,533,000 at year end 2006 as a result of net charge-offs of $658,000 in 2007 and a reduction in specific reserves for problem credits.

General reserves for loan categories normally range from 1.08% to 2.10% of the outstanding loan balances. As loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline.  The loan provisions recognized in 2010 were due primarily to a continuing weakness in the economic conditions and an increase in the loan portfolio. The loan provisions recognized in 2009 were due primarily to weakening economic conditions and an increase in the specific reserve on impaired loans, offset in part by a decrease in the loan portfolio. The loan provisions recognized in 2008 were due primarily to weakening economic conditions and an increase in the level of risks associated with the construction and commercial real estate loan portfolios.  The allowance relating to commercial real estate, 1-4 family residential and commercial loans are the largest reserve components. Construction and commercial real estate loans have higher general reserve levels than 1-4 family and agricultural real estate loans as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch and problem loans, higher past due percentages, declining collateral values and less favorable economic conditions for those portfolios.  As of December 31, 2010, commercial real estate loans have general reserves ranging from 1.42% to 1.78%. The level of non-performing loans as of December 31, 2010 has decreased since 2009 and remains at a manageable level.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. For December 31, 2010, the specific reserve decreased to $445,000 from $999,000, as the volume of problem credits decreased and economic conditions stabilized.

As of December 31, 2009, the specific reserve increased to $999,000 from $257,000 at the prior year end, as the volume of problem credits increased and economic conditions worsened.   As of December 31, 2008, the specific reserve increased to $257,000 from $247,000 at the prior year end, as the volume of problem credits increased in 2008.  As of December 31, 2007, specific reserves decreased to $247,000 from $1,477,000 reserved at year end 2006, in part, due to the charge-off of credits with specific reserves, an improved condition of certain credits and a change in the Company’s method of determining specific reserves.  The revised methodology resulted from implementing guidance provided by federal regulatory agencies. As of December 31, 2006, specific reserves increased $534,000 or 2% compared to year end 2005 levels as the volume of problem credits increased in 2006.  The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had the largest impact on the reallocation of the reserve among different parts of the portfolio.

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

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses.

	2010		2009		2008		2007		2006
(dollars in thousands)
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Balance at end of period applicable to:
Real Estate
Construction	$731	5%	$1,040	5%	$472	8%	$733	10%	$372	7%
1-4 family residential	1,404	21%	1,133	22%	1,001	21%	1,061	22%	1,231	24%
Commercial	2,720	33%	2,683	34%	3,566	33%	1,964	31%	2,396	32%
Agricultural	486	7%	523	7%	395	7%	407	7%	428	7%
Commercial	1,152	18%	1,199	16%	683	17%	943	17%	983	17%
Agricultural	735	11%	642	10%	469	9%	466	8%	499	8%
Consumer and other	293	5%	432	6%	193	5%	207	5%	276	5%
Unallocated	—		—		—		—		348

	$7,521	100%	$7,652	100%	$6,779	100%	$5,781	100%	$6,533	100%

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

As of December 31, 2010, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company’s liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of the Consolidated Statements of Cash Flows
●	Review of Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for December 31, 2010, 2009 and 2008 totaled $37,708,000, $43,573,000 and $51,631,000, respectively.  The lower balance of liquid assets as of December 31, 2010 primarily relates to a decrease in interest bearing deposits in financial institutions, offset in part by an increased level of federal funds sold.  The lower balance of liquid assets as of December 31, 2009 relates to a decreased level of federal funds sold, offset in part by an increase in interest bearing deposits in financial institutions.

Other sources of liquidity available to the Banks include total borrowing capacity with the FHLB of $54,208,000 and federal funds borrowing capacity at correspondent banks of $107,188,000.  As of December 31, 2010, the Company had outstanding FHLB advances of $16,745,000, Treasury Tax and Loan option notes of $2,047,000, federal funds purchased of $500,000 and securities sold under agreement to repurchase daily and term of $54,359,000 and $20,000,000, respectively.

Total investments as of December 31, 2010, were $469,908,000 compared to $418,655,000 as of year end 2009.  As of December 31, 2010 and 2009, the investment portfolio as a percentage of total assets was 49% and 46%, respectively.  This provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2010 and 2009 and have pretax net unrealized gains of $5,280,000 and $4,951,000, respectively.

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

Review of the Consolidated Statements of Cash Flows

Operating cash flows for the years ended December 31, 2010, 2009 and 2008 totaled $16,822,000, $11,400,000 and $12,722,000, respectively. The increase in operating cash flows in 2010 as compared to 2009 was primarily due to the changes in net income, other assets and amortization and accretion, net, offset in part by changes in impairment of other real estate owned, accrued interest receivables and loans held for sale.  The decrease in operating cash flows in 2009 as compared to 2008 was primarily due to the effect of other-than-temporary impairment in investment securities and an increase in other assets, offset in part by changes in net income, deferred income taxes, impairment of other real estate owned and securities gains.

Net cash used in investing activities for the years ended December 31, 2010, 2009 and 2008 was $54,305,000, $63,254,000 and $6,648,000, respectively.  The decrease in net cash used in investing activities in 2010 was primarily due to changes in investments and interest bearing deposits in financial institutions, offset in part by changes in loans and federal funds sold.  The increase in net cash used in investing activities in 2009 was primarily due to an increase in investment purchases, offset in part by a decrease in loans and federal funds sold.

Net cash provided by (used in) financing activities for the years ended December 31, 2010, 2009 and 2008 totaled $34,165,000, $45,953,000 and ($7,421,000), respectively.  The decrease in net cash provided by financing activities in 2010 was due primarily to changes in deposits, offset in part by changes in borrowed funds and federal funds purchased and securities sold under agreements to repurchase.    The change in net cash provided by financing activities in 2009 was due primarily to an increase in deposits, offset in part by the change in borrowed funds and federal funds purchased and securities sold under agreements to repurchase.  As of December 31, 2010, the Company did not have any external debt financing, off balance sheet financing arrangements or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2010, dividends from the Banks amounted to $3,900,000 compared to $3,560,000 in 2009.  Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated cash, interest bearing deposits and marketable investment securities totaling $12,354,000 that were available at December 31, 2010 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  Commitments to extend credit totaled $79,757,000 as of December 31, 2010 compared to a total of $73,976,000 at the end of 2009.  The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2010.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of December 31, 2010, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $121,363,000 at December 31, 2010, from $112,340,000 at December 31, 2009.  At December 31, 2010 and 2009, stockholders’ equity as a percentage of total assets was 12.6% and 12.3%, respectively.  Total equity increased primarily due to net income and appreciation in the Company’s investment portfolio, offset in part by dividends declared.  The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2010.

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

Forward-Looking Statements and Business Risks

Certain statements contained in the foregoing Management’s Discussion and Analysis and elsewhere in this Annual Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified.  In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases and in oral and written statements made by or with the Company’s approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act.  Examples of forward-looking statements include, but are not limited to:  (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.  Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “projected”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statement.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●
Local, regional and national economic conditions and the impact they may have on the Company and its customers, and management’s assessment of that impact on our estimates including, but not limited to, the allowance for loan losses and fair value of other real estate owned.  Of particular relevance are the economic conditions in the concentrated geographic area in central Iowa in which the Banks conduct their operations.

●	Changes in the level of nonperforming assets and charge-offs.

●	Changes in the fair value of securities available-for-sale and management’s assessments of other-than-temporary impairment of such securities.

●
The effects of and changes in trade and monetary and fiscal policies and laws, including the changes in assessment rates established by the Federal Deposit Insurance Corporation for its Deposit Insurance Fund and interest rate policies of the Federal Open Market Committee of the Federal Reserve Board.

●	Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability of the Banks to maintain unsecured federal funds lines with correspondent banks.

●	Changes imposed by regulatory agencies to increase capital to a level greater than the level required for well-capitalized financial institutions.

●	Inflation and interest rate, securities market and monetary fluctuations.

●	Political instability, acts of war or terrorism and natural disasters.

●	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

●	Revenues being lower than expected.

●	Changes in consumer spending, borrowings and savings habits.

●	Changes in the financial performance and/or condition of the Company’s borrowers.

●	Credit quality deterioration, which could cause an increase in the provision for loan losses.

●	Technological changes.

●	The ability to increase market share and control expenses.

●	Changes in the competitive environment among financial or bank holding companies and other financial service providers.

●	The effect of changes in laws and regulations with which the Company and the Banks must comply, including developments and changes related to the implementation of the recently-enacted Dodd-Frank Act.

●	Changes in the securities markets.

●
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, including the International Financial Reporting Standards.

●	The costs and effects of legal and regulatory developments, including the resolution of regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

●	The Company’s success at managing the risks involved in the foregoing items.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits.  Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company’s primary market risk exposure and how that exposure was managed in 2010 changed when compared to 2009.

Based on a simulation modeling analysis performed as of December 31, 2010, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2010

(dollars in thousands)	$ Change	% Change
+300 Basis Points	$(3,783)	-12.13%
+200 Basis Points	(2,180)	-6.99%
+100 Basis Points	(836)	-2.68%
-100 Basis Points	(2,027)	-6.50%
-200 Basis Points	(4,004)	-12.84%

As shown above, at December 31, 2010, the estimated effect of an immediate 300 basis point increase in interest rates would decrease the Company’s net interest income by 12.13% or approximately $3,783,000 in 2011.  In the increasing interest rate environment, the assets are repricing slower than the liabilities, thus a decrease in net interest income.  The estimated effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by 12.84% or approximately $4,004,000 in 2011.  In a decreasing interest rate environment, a portion of the liabilities are not repricing downward due to their already historically low rates, thus a decrease in net interest income.  The Company’s Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks’ objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company’s interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2010. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

	Less than	Three	One to	Over
	three	months to	five	five	Cumulative
	months	one year	years	years	Total
(dollars in thousands)
Interest - earning assets
Interest-bearing deposits and federal funds sold	$6,370	$3,085	$12,775	$—	$22,230
Investments (1)	6,051	24,725	298,316	140,816	469,908
Loans	63,542	73,125	235,402	53,617	425,686
Loans held for sale	1,993	—	—	—	1,993

Total interest - earning assets	$77,956	$100,935	$546,493	$194,433	$919,817

Interest - bearing liabilities
Interest bearing demand deposits	$201,231	$—	$—	$—	$201,231
Money market and savings deposits	199,017	—	—	—	199,017
Time certificates < $100,000	24,663	56,493	61,937	—	143,093
Time certificates > $100,000	17,160	41,180	36,518	—	94,858
Other borrowed funds (2)	3,064	1,050	9,287	25,392	38,793

Total interest - bearing liabilities	$445,135	$98,723	$107,742	$25,392	$676,992

Interest sensitivity gap	$(367,179)	$2,212	$438,751	$169,041	$242,825

Cumulative interest sensitivity gap	$(367,179)	$(364,967)	$73,784	$242,825	$242,825

Cumulative interest sensitivity gap as a percent of total assets	-38.13%	-37.90%	7.66%	25.22%

(1)  Investments with maturities over 5 years include the market value of equity securities of $5,899.
(2)  Includes $16.8 million of advances from the FHLB. Of these advances, $4.0 million are term advances, $11.5 million are callable and $1.2 million are 15 year amortizing. The term advances have been categorized based upon their maturity date. The $11.5 million of callable advances were also categorized based upon maturity, because the interest rates on such advances are near or above current market rates.   The $1.2 million of amortizing advances are included in their final maturity date.  Includes $20.0 million of term repurchase agreements, of which $13.0 million are callable.  The callable repurchase agreements were categorized based upon maturity, because the interest rates on such advances are near or above current market rates.

As of December 31, 2010, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were a negative 38% and 38%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods.  This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company.  The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable.  Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates.  Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates.  Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment we determined that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by Clifton Gunderson LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, President
(Principal Executive Officer)

/s/ John P. Nelson
John P. Nelson, Vice President
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ames National Corporation
Ames, Iowa

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion.

West Des Moines, Iowa
March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ames National Corporation
Ames, Iowa

We have audited Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Ames National Corporation’s management is responsible for maintaining effective internal control over the financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ames National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based upon criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 10, 2011 expressed an unqualified opinion.

West Des Moines, Iowa
March 10, 2011

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

ASSETS	2010	2009

Cash and due from banks	$15,478,133	$18,796,664
Federal funds sold	3,000,000	—
Interest bearing deposits in financial institutions	19,229,814	24,776,088
Securities available-for-sale	469,907,901	418,655,018
Loans receivable, net	418,093,571	415,434,236
Loans held for sale	1,993,108	1,023,200
Bank premises and equipment, net	11,538,588	11,909,404
Accrued income receivable	6,098,535	5,710,226
Deferred income taxes	3,305,983	3,867,523
Other real estate owned	10,538,883	10,480,449
Other assets	3,790,329	4,916,991

Total assets	$962,974,845	$915,569,799

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$105,513,143	$99,918,848
NOW accounts	201,230,880	197,393,459
Savings and money market	199,017,213	184,631,343
Time, $100,000 and over	94,858,053	87,054,194
Other time	143,242,355	153,166,105
Total deposits	743,861,644	722,163,949

Federal funds purchased and securities sold under agreements to repurchase	54,858,701	40,489,505
Other short-term borrowings	2,047,175	138,874
Federal Home Loan Bank advances	16,745,497	16,500,000
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,037,621	943,292
Accrued expenses and other liabilities	3,061,183	2,994,291
Total liabilities	841,611,821	803,229,911

STOCKHOLDERS’ EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,432,915 shares issued and outstanding	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	76,519,493	67,703,701
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	3,326,479	3,119,135
Total stockholders’ equity	121,363,024	112,339,888

Total liabilities and stockholders’ equity	$962,974,845	$915,569,799

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Interest and dividend income:
Loans, including fees	$24,061,277	$25,212,884	$29,458,407
Securities:
Taxable	6,964,979	7,966,594	9,812,614
Tax-exempt	5,778,722	5,213,031	5,879,215
Interest bearing deposits and federal funds sold	488,980	498,798	363,931
Total interest and dividend income	37,293,958	38,891,307	45,514,167

Interest expense:
Deposits	6,096,504	8,428,163	14,207,734
Other borrowed funds	1,678,587	1,798,149	2,193,958
Total interest expense	7,775,091	10,226,312	16,401,692

Net interest income	29,518,867	28,664,995	29,112,475

Provision for loan losses	663,798	1,558,307	1,312,785

Net interest income after provision for loan losses	28,855,069	27,106,688	27,799,690

Noninterest income (loss):
Trust department income	1,948,519	1,541,831	1,597,096
Service fees	1,626,352	1,814,925	1,791,713
Securities gains, net	977,512	1,186,912	3,515,323
Other-than-temporary impairment of investment securities	(4,500)	(29,565)	(12,054,387)
Gain on sale of loans held for sale	942,826	1,008,566	834,129
Merchant and ATM fees	724,725	621,316	616,802
Other	720,404	780,275	690,898
Total noninterest income (loss)	6,935,838	6,924,260	(3,008,426)

Noninterest expense:
Salaries and employee benefits	10,826,307	10,757,475	10,572,597
Data processing	1,857,259	1,892,123	2,246,473
Occupancy expenses	1,488,100	1,436,485	1,587,076
FDIC insurance assessments	1,120,058	1,675,401	242,906
Other real estate owned	194,645	4,198,315	151,428
Other operating expenses, net	2,834,212	2,772,556	2,793,774
Total noninterest expense	18,320,581	22,732,355	17,594,254

Income before income taxes	17,470,326	11,298,593	7,197,010

Provision for income taxes	4,504,052	2,292,807	845,014

Net income	$12,966,274	$9,005,786	$6,351,996

Basic and diluted earnings per share	$1.37	$0.95	$0.67

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Income	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2007		$18,859,160	$22,588,691	$66,683,016	$1,889,656	$110,020,523
Comprehensive income:
Net income	$6,351,996	—	—	6,351,996	—	6,351,996
Other comprehensive income, unrealized losses on securities, net of reclassification adjustment, net of tax	(2,040,339)	—	—	—	(2,040,339)	(2,040,339)
Total comprehensive income	$4,311,657
Cash dividends declared, $1.12 per share		—	—	(10,563,931)	—	(10,563,931)
Sale of 3,335 shares of common stock		6,670	62,531	—	—	69,201
Balance, December 31, 2008		18,865,830	22,651,222	62,471,081	(150,683)	103,837,450
Comprehensive income:
Net income	$9,005,786	—	—	9,005,786	—	9,005,786
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax	3,269,818	—	—	—	3,269,818	3,269,818
Total comprehensive income	$12,275,604
Cash dividends declared, $0.40 per share		—	—	(3,773,166)	—	(3,773,166)
Balance, December 31, 2009		18,865,830	22,651,222	67,703,701	3,119,135	112,339,888
Comprehensive income:
Net income	$12,966,274	—	—	12,966,274	—	12,966,274
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax	207,344	—	—	—	207,344	207,344
Total comprehensive income	$13,173,618
Cash dividends declared, $0.44 per share		—	—	(4,150,482)	—	(4,150,482)
Balance, December 31, 2010		$18,865,830	$22,651,222	$76,519,493	$3,326,479	$121,363,024

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,966,274	$9,005,786	$6,351,996
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	663,798	1,558,307	1,312,785
Provision (credit) for off-balance sheet commitments	13,000	(21,000)	15,000
Amortization and (accretion), net	3,205,568	868,971	(184,998)
Depreciation	748,008	876,792	1,096,653
Provision (credit) for deferred income taxes	439,766	50,154	(3,710,424)
Securities gains, net	(977,512)	(1,186,912)	(3,515,323)
Other-than-temporary impairment of investment securities	4,500	29,565	12,054,387
Impairment of other real estate owned	14,900	3,879,901	—
Gain on sale of other real estate owned	(63,959)	(92,513)	(66,219)
Loss on disposal of equipment	—	1,096	—
Change in assets and liabilities:
Decrease (increase) in loans held for sale	(969,908)	128,820	(807,050)
Decrease (increase) in accrued income receivable	(388,309)	940,061	1,372,613
Decrease (increase) in other assets	1,111,984	(3,860,396)	(841,693)
Increase (decrease) in accrued expenses and other liabilities	53,892	(778,849)	(355,962)
Net cash provided by operating activities	16,822,002	11,399,783	12,721,765
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(208,372,243)	(252,088,448)	(140,744,441)
Proceeds from sale of securities available-for-sale	22,326,136	68,698,126	59,489,208
Proceeds from maturities and calls of securities available-for-sale	132,889,786	83,228,240	96,590,223
Net decrease (increase) in interest bearing deposits in financial institutions	5,546,274	(14,375,327)	(9,766,148)
Net decrease (increase) in federal funds sold	(3,000,000)	16,533,000	(11,033,000)
Net decrease (increase) in loans	(4,450,923)	33,580,577	(1,677,154)
Net proceeds from the sale of other real estate owned	1,132,969	1,367,578	1,091,152
Purchase of bank premises and equipment, net	(362,514)	(202,997)	(220,090)
Other changes in other real estate owned	(14,554)	5,378	(377,539)
Net cash used in investing activities	(54,305,069)	(63,253,873)	(6,647,789)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	21,697,695	57,369,239	(25,324,085)
Increase in federal funds purchased and securities sold under agreements to repurchase	14,369,196	1,979,946	8,476,238
Proceeds (payments) from other short-term borrowings, net	1,908,301	(924,932)	326,386
Proceeds from long-term borrowings	3,750,000	2,500,000	21,500,000
Payments on long-term borrwings	(3,504,503)	(9,500,000)	(2,000,000)
Dividends paid	(4,056,153)	(5,471,090)	(10,468,702)
Proceeds from issuance of stock	—	—	69,201
Net cash provided by (used in) financing activities	34,164,536	45,953,163	(7,420,962)
Net decrease in cash and cash equivalents	(3,318,531)	(5,900,927)	(1,346,986)

CASH AND DUE FROM BANKS
Beginning	18,796,664	24,697,591	26,044,577
Ending	$15,478,133	$18,796,664	$24,697,591

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$7,996,827	$10,712,422	$17,225,985
Income taxes	3,875,900	1,588,103	5,430,551

SUPLEMENTAL DISCLOSURE OF NONCASH
INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$1,127,790	$2,307,228	$11,135,022

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

Cash and cash equivalents:  For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The Company reports net cash flows for customer loan transactions, deposit transactions and short-term borrowings with maturities of 90 days or less.  At December 31, 2010, the Company had approximately $10,970,000 on deposit at various financial institutions, some of which are in excess of federally insured limits.  Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

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

The Company’s allowance for possible loan losses consists of two components (i) specific valuation allowances based on probable losses on specific loans and (ii) general valuation allowances based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk rating process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Smaller balance homogeneous loans are evaluated for impairment in total.  Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile loans.  Commercial and agricultural loans and mortgage loans secured by other properties are evaluated individually for impairment when analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements.  Often this is associated with a delay or shortfall in payments of 90 days or more.  Nonaccrual loans are often also considered impaired.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

General valuation allowances are based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) actual charge offs; (ii) the experience, ability and effectiveness of the Company’s lending management and staff; (iii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iv) changes in asset quality; (v) changes in loan portfolio volume; (vi) the composition and concentrations of credit; (vii) the impact of competition on loan structuring and pricing; (viii) the effectiveness of the internal audit loan review function; (ix) the impact of environmental risks on portfolio risks; and (x) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance.  Included in the general valuation allowances are allocations for groups of loans with similar risk characteristics.

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

Trust department assets:  Property held for customers in fiduciary or agency capacities are not included in the accompanying consolidated balance sheets, as such items are not assets of the Banks.

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

Federal Home Loan Bank advances and other long-term borrowings: Fair values of Federal Home Loan Bank advances and other long-term borrowings are estimated using discounted cash flow analysis based on interest rates currently being offered with similar terms.

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

Earnings per share:  Basic earnings per share computations for the years ended December 31, 2010, 2009 and 2008, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended.  The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Basic earning per share computation:
Net income	$12,966,274	$9,005,786	$6,351,996
Weighted average common shares outstanding	9,432,915	9,432,915	9,431,393
Basic EPS	$1.37	$0.95	$0.67

Reclassifications:   Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation.  These reclassifications had no effect on stockholders’ equity and net income for the prior periods.

Recent accounting pronouncements:  On December 23, 2009, the Financial Accounting Standards Board (FASB) issued guidance which modifies certain aspects contained in the Transfers and Servicing topic of FASB Accounting Standards Codification (ASC) 860.  This standard enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  This standard was effective for the Company as of January 1, 2010 with adoption applied prospectively for transfers that occur on or after that date.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued guidance which modifies certain aspects contained in the Fair Value Measurements and Disclosure topic of FASB ASC 820.  This standard enhances information reported to users of the financial statements by providing additional and enhanced disclosures about the fair value measurements.  This standard was effective for the Company as of January 1, 2010; except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which will be effective on January 1, 2011.  The adoption of this standard did not have any impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new guidance increases disclosures made about the credit quality of loans and the allowance for credit losses.  The disclosures provide additional information about the nature of credit risk inherent in the Company’s loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses.  The requirements were generally effective for the Company as of December 31, 2010 and the appropriate required disclosures were made in the consolidated financial statements.  In January 2011, the FASB delayed the effective date of the disclosures in the aforementioned guidance related to troubled debt restructurings.  These new disclosures are anticipated to be effective for interim and annual periods ending after June 15, 2011.

Note 2.  Restrictions on Cash and Due from Banks

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves.  The subsidiary banks’ reserve requirements totaled approximately $3,530,000 and $3,357,000 at December 31, 2010 and 2009, respectively.

Note 3.  Debt and Equity Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2010:
U.S. treasury	$499,885	$3,265	$—	$503,150
U.S. government agencies	86,336,578	1,190,768	(114,727)	87,412,619
U.S. government mortgage-backed securities	125,740,846	2,237,443	(629,668)	127,348,621
State and political subdivisions	226,352,715	3,254,157	(1,234,045)	228,372,827
Corporate bonds	19,220,366	1,183,213	(31,575)	20,372,004
Equity securities, financial industry common stock	3,402,389	—	(588,208)	2,814,181
Equity securities, other	3,074,999	9,500	—	3,084,499
	$464,627,778	$7,878,346	$(2,598,223)	$469,907,901

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2009:
U.S. treasury	$498,972	$26,219	$—	$525,191
U.S. government agencies	105,903,470	969,583	(233,169)	106,639,884
U.S. government mortgage-backed securities	100,106,597	1,724,922	(242,033)	101,589,486
State and political subdivisions	175,298,674	3,109,322	(355,571)	178,052,425
Corporate bonds	23,094,417	1,253,157	(47,880)	24,299,694
Equity securities, financial industry common stock	3,402,389	—	(1,056,088)	2,346,301
Equity securities, other	5,399,493	58,400	(255,856)	5,202,037
	$413,704,012	$7,141,603	$(2,190,597)	$418,655,018

The amortized cost and estimated fair value of debt securities available-for-sale as of December 31, 2010, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$30,472,212	$30,776,269
Due after one year through five years	293,315,336	298,315,898
Due after five years through ten years	117,031,957	117,606,467
Due after ten years	17,330,885	17,310,587
	458,150,390	464,009,221
Equity securities	6,477,388	5,898,680
	$464,627,778	$469,907,901

At December 31, 2010 and 2009, securities with a carrying value of approximately $186,472,000 and $177,862,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.  Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

For the years ended December 31, 2010, 2009, and 2008, proceeds from sales of securities available-for-sale amounted to $22,326,136, $68,698,126 and $59,489,208, respectively.  Gross realized gains and gross realized losses on sales of securities available-for-sale were $999,492 and $21,980, respectively, in 2010, $2,152,256 and $965,344, respectively, in 2009, and $4,732,750 and $1,217,427, respectively, in 2008.  The tax provision applicable to the net realized gains and losses amounted to approximately $364,000, $439,000, and $1,376,000, respectively.  Other-than-temporary impairments recognized as a component of income were $4,500, $29,565 and $12,054,387 in 2010, 2009, and 2008, respectively.  Impairment for 2008 was attributable to charges of $8,451,000 related to Federal National Mortgage Association and Federal Home Loan Mortgage corporation preferred stock and $3,603,000 related to three corporate bonds.

The components of other comprehensive income (loss) - net unrealized gains (losses) on securities available-for-sale were as follows:

	2010	2009	2008
Unrealized holding gains (losses) arising during the period	$1,302,129	$6,347,532	$(11,777,697)
Reclassification adjustment for net losses (gains) realized in net income	(973,012)	(1,157,347)	8,539,064
Net unrealized gains (losses) before tax effect	329,117	5,190,185	(3,238,633)
Tax effect	(121,773)	(1,920,367)	1,198,294
Other comprehensive income - Net unrealized gains (losses) on securities	$207,344	$3,269,818	$(2,040,339)

Unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2010:

Securities available for sale:
U.S. government agencies	$15,321,189	$(107,139)	$372,404	$(7,588)	$15,693,593	$(114,727)
U.S. government mortgage-backed securities	43,327,689	(629,668)	—	—	43,327,689	(629,668)
State and political subsidivisions	53,299,308	(1,218,282)	497,051	(15,763)	53,796,359	(1,234,045)
Corporate obligations	2,022,914	(31,575)	—	—	2,022,914	(31,575)
Equity securities, financial industry common stock	—	—	2,814,181	(588,208)	2,814,181	(588,208)
	$113,971,100	$(1,986,664)	$3,683,636	$(611,559)	$117,654,736	$(2,598,223)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2009:

Securities available for sale:
U.S. government agencies	$20,945,895	$(221,061)	$493,118	$(12,108)	$21,439,013	$(233,169)
U.S. government mortgage-backed securities	35,520,408	(242,033)	—	—	35,520,408	(242,033)
State and political subsidivisions	25,536,025	(292,017)	2,701,961	(63,554)	28,237,986	(355,571)
Corporate obligations	998,971	(764)	2,687,426	(47,116)	3,686,397	(47,880)
Equity securities, financial industry common stock	—	—	2,346,301	(1,056,088)	2,346,301	(1,056,088)
Equity securities, other	—	—	1,932,636	(255,856)	1,932,636	(255,856)
	$83,001,299	$(755,875)	$10,161,442	$(1,434,722)	$93,162,741	$(2,190,597)

At December 31, 2010, debt securities have unrealized losses of $2,010,015.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  Unrealized losses on equity securities totaled $588,208 as of December 31, 2010.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 4.  Loans Receivable

The composition of loans receivable is as follows:

	2010	2009

Commercial and agricultural	$123,802,383	$111,386,798
Real estate - mortgage	260,234,111	264,202,119
Real estate - construction	19,597,188	22,863,630
Consumer	6,622,200	7,792,077
Other	15,429,670	16,900,983
	425,685,552	423,145,607
Less:
Allowance for loan losses	(7,520,665)	(7,651,510)
Deferred loan fees	(71,316)	(59,861)
	$418,093,571	$415,434,236

Commercial and agricultural operating loans are underwritten based on the Company’s examination of current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed.  This underwriting includes the evaluation of cash flows of the borrower, underlying collateral, if applicable, and the borrower’s ability to manage its business activities. The cash flows of borrowers and the collateral securing these loans may fluctuate in value after the initial evaluation. A first priority lien on the general assets of the business normally secures these types of loans. Loan to value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Crop and hail insurance is required for most agricultural borrowers. Loans are generally guaranteed by the principal(s). The Company’s commercial and agricultural operating lending is primarily in its primary market area.

Commercial and agricultural real estate loans are subject to underwriting standards and processes similar to commercial and agricultural operating loans, in addition to those unique to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial and agricultural real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Loan to value is generally 75% of the cost or value of the assets.  Appraisals on properties securing these loans are performed by fee appraisers approved by the Board of Directors.  Because payments on commercial and agricultural real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  Management monitors and evaluates commercial and agricultural real estate loans based on collateral and risk rating criteria. The Company may require guarantees on these loans.  The Company’s commercial and agricultural real estate loans are secured primarily by properties located in its primary market area.

Construction loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption, vacancy and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project.  These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.  The Company may require guarantees on these loans.   The Company’s construction loans are secured primarily by properties located in its primary market area.

The Company originates 1-4 family real estate and consumer loans utilizing credit reports to supplement the underwriting process. The Company’s manual underwriting standards for 1-4 family loans are generally in accordance with FHLMC and FNMA manual underwriting guidelines.  Properties securing 1-4 four-family real estate loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and have been approved by the Board of Directors.  The loan-to-value ratios normally do not exceed 80% without credit enhancements such as mortgage insurance.  The Company will lend up to 100% of the lesser of the appraised value or purchase price for conventional 1-4 family real estate loans, provided private mortgage insurance is obtained. The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan.  To monitor and manage loan risk, policies and procedures are developed and modified, as needed by management. This activity, coupled with smaller loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, market conditions are reviewed by management on a regular basis.  The Company’s 1-4 family real estate are secured primarily by properties located in its primary market area.

The Company maintains an audit department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Summary changes in the allowance for loan losses are as follows:

	2010	2009	2008

Balance, beginning	$7,651,510	$6,779,215	$5,780,678
Provision for loan losses	663,798	1,558,307	1,312,785
Recoveries of loans charged-off	72,007	180,961	112,440
Loans charged-off	(866,650)	(866,973)	(426,688)
Balance, ending	$7,520,665	$7,651,510	$6,779,215

Specific changes in the allowance for loan losses and recorded investment in loans for the year ended December 31, 2010 are as follows:

		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Allowance for loan losses:
Balance, beginning	$1,040,000	$1,133,000	$2,683,000	$523,000	$1,199,000	$642,000	$432,000	$7,652,000
Provision (credit) for loan losses	(287,000)	433,000	57,000	13,000	339,000	103,000	6,000	664,000
Recoveries of loans charged-off	—	1,000	—	—	5,000	32,000	34,000	72,000
Loans charged-off	(22,000)	(163,000)	(20,000)	(50,000)	(391,000)	(42,000)	(179,000)	(867,000)
Balance, ending	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000

Ending balance: Individually evaluated for impairment	$223,000	$158,000	$42,000	$—	$—	$—	$22,000	$445,000
Ending balance: Collectively evaluated for impairment	508,000	1,246,000	2,678,000	486,000	1,152,000	735,000	271,000	7,076,000
Ending balance	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000

Loans:
Ending balance: Impaired loans with a valuation allowance	$4,156,000	$1,395,000	$802,000	$—	$45,000	$—	$34,000	$6,432,000
Ending balance: Collectively evaluated for impairment	15,441,000	87,538,000	138,568,000	31,931,000	78,128,000	45,630,000	22,018,000	419,254,000

Ending balance	$19,597,000	$88,933,000	$139,370,000	$31,931,000	$78,173,000	$45,630,000	$22,052,000	$425,686,000

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk ratings of construction, commercial and agricultural real estate loans and commercial and agricultural operating loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in our market area.

The Company utilizes a risk rating matrix to assign risk ratings to each of its construction, commercial and agricultural loans. Loans are rated on a scale of 1 to 7. A description of the general characteristics of the 7 risk ratings is as follows:

Ratings 1, 2 and 3 - These ratings include loans to average to excellent credit quality borrowers. These borrowers generally have significant capital strength, moderate leverage and stable earnings and growth commensurate to their relative risk rating.  These ratings also include performing loans less than $100,000.

Rating 4 - This rating includes loans on management’s “watch list” and is intended to be utilized for pass rated borrowers where credit quality has began to show signs of financial weakness that now requires management’s heightened attention.

Rating 5 - This rating is for “Special Mention” in accordance with regulatory guidelines. This rating is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.

Rating 6 - This rating includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. By definition under regulatory guidelines, a “Substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business.

Rating 7 - This rating includes “Substandard-Impaired” loans, in accordance with regulatory guidelines, for which the accrual of interest has generally been stopped. This rating includes loans; (i) where interest is more than 90 days past due; (ii) not fully secured; (iii) loans where a specific valuation allowance may be necessary.

The credit risk profile by internally assigned ratings at December 31, 2010, is as follows:

	Construction	Commercial	Agricultural	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Operating	Operating	Total

Pass	$6,739,000	$83,235,000	$29,580,000	$64,791,000	$42,941,000	$227,286,000
Special Mention	3,694,000	42,137,000	2,351,000	8,922,000	1,318,000	58,422,000
Substandard	5,008,000	13,196,000	—	4,415,000	1,371,000	23,990,000
Substandard-Impaired	4,156,000	802,000	—	45,000	—	5,003,000

	$19,597,000	$139,370,000	$31,931,000	$78,173,000	$45,630,000	$314,701,000

The credit risk profile based on payment activity at December 31, 2010 is as follows:

	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$87,538,000	$22,018,000	$109,556,000
Non-performing	1,395,000	34,000	1,429,000

	$88,933,000	$22,052,000	$110,985,000

Information concerning impaired loans is as follows:

	December 31,
	2010	2009

Impaired loans without a valuation allowance	$2,327,000	$4,381,000
Impaired loans with a valuation allowance	4,105,000	5,806,000
Total impaired loans	$6,432,000	$10,187,000

Valuation related to impaired loans	$445,000	$999,000

Total nonaccrual loans	$6,277,000	$10,187,000

Total loans past due ninety days or more and still accruing	$21,000	$121,000

	Years Ended December 31,
	2010	2009	2008

Average investments in impaired loans	$7,095,000	$8,498,000	$7,590,000
Interest income that would have been recognized on impaired loans	$425,000	$564,000	$478,000
Interest income recorded on impaired loans	$233,000	$32,000	$155,000

Information concerning impaired loans by loan type as of December 31, 2010, is as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$1,290,000	$1,290,000	$—	$1,646,000	$99,000
Real estate - 1 to 4 family residential	846,000	846,000	—	715,000	22,000
Real estate - commercial	136,000	136,000	—	102,000	—
Real estate - agricultural	—	—	—	135,000	12,000
Operating - commercial	45,000	45,000	—	384,000	97,000
Operating - agricultural	—	—	—	—	—
Consumer and other	10,000	10,000	—	24,000	1,000
Total loans with no specific reserve:	2,327,000	2,327,000	—	3,006,000	231,000

With an allowance recorded:
Real estate - construction	2,643,000	2,866,000	223,000	2,944,000	—
Real estate - 1 to 4 family residential	391,000	549,000	158,000	287,000	2,000
Real estate - commercial	624,000	666,000	42,000	624,000	—
Real estate - agricultural	—	—	—	142,000	—
Operating - commercial	—	—	—	85,000	—
Operating - agricultural	—	—	—	—	—
Consumer and other	2,000	24,000	22,000	7,000	—
Total loans with specific reserve:	3,660,000	4,105,000	445,000	4,089,000	2,000

Total
Real estate - construction	3,933,000	4,156,000	223,000	4,590,000	99,000
Real estate - 1 to 4 family residential	1,237,000	1,395,000	158,000	1,002,000	24,000
Real estate - commercial	760,000	802,000	42,000	726,000	—
Real estate - agricultural	—	—	—	277,000	12,000
Operating - commercial	45,000	45,000	—	469,000	97,000
Operating - agricultural	—	—	—	—	—
Consumer and other	12,000	34,000	22,000	31,000	1,000

	$5,987,000	$6,432,000	$445,000	$7,095,000	$233,000

There are no significant differences between impaired loan balances at December 31, 2010 as compared to non-accrual loans.

Past due loans as of December 31, 2010, are as follows:

						Greater Than
	30-89	Greater Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Real estate - construction	$135,000	$—	$135,000	$19,462,000	$19,597,000	$—
Real estate - 1 to 4 family residential	413,000	684,000	1,097,000	87,836,000	88,933,000	21,000
Real estate - commercial	205,000	136,000	341,000	139,029,000	139,370,000	—
Real estate - agricultural	49,000	—	49,000	31,883,000	31,932,000	—
Operating - commercial	1,399,000	45,000	1,444,000	76,728,000	78,172,000	—
Operating - agricultural	—	—	—	45,630,000	45,630,000	—
Consumer and other	131,000	10,000	141,000	21,911,000	22,052,000	—

	$2,332,000	$875,000	$3,207,000	$422,479,000	$425,686,000	$21,000

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2010, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates.  The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability.  Loan transactions with related parties were as follows:

	2010	2009

Balance, beginning of year	$8,218,833	$14,191,369
New loans	15,714,078	14,162,381
Repayments	(14,752,962)	(16,241,577)
Change in status	—	(3,893,340)
Balance, end of year	$9,179,949	$8,218,833

Note 5.  Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

	2010	2009

Land	$2,426,383	$2,426,383
Buildings and improvements	14,688,284	14,518,623
Furniture and equipment	5,980,587	6,026,156
	23,095,254	22,971,162
Less accumulated depreciation	11,556,666	11,061,758
	$11,538,588	$11,909,404

Note 6.  Other Real Estate Owned

Changes in the other real estate owned are as follows:

	2010	2009

Balance, beginning of year	$10,480,449	$13,333,565
Transfer of loans	1,127,790	2,307,228
Impairment	(14,900)	(3,879,901)
Net proceeds from sale	(1,132,969)	(1,367,578)
Gain on sale	63,959	92,513
Other changes	14,554	(5,378)
Balance, end of year	$10,538,883	$10,480,449

Note 7.  Deposits

At December 31, 2010, the maturities of time deposits are as follows:

2011	$139,665,781
2012	54,874,314
2013	22,438,050
2014	10,450,705
2015 and after	10,671,558
$238,100,408

Interest expense on deposits is summarized as follows:

	2010	2009	2008

NOW accounts	$449,208	$469,064	$897,544
Savings and money market	919,754	1,181,375	2,759,380
Time, $100,000 and over	1,651,475	2,289,960	3,948,039
Other time	3,076,067	4,487,764	6,602,771
	$6,096,504	$8,428,163	$14,207,734

Deposits held by the Company from related parties at December 31, 2010 and 2009 amounted to approximately $12,000,000 and $10,000,000, respectively.

Note 8.  Borrowings

Federal funds purchased are unsecured and mature daily.  Securities sold under repurchase agreements are short-term and are secured by investments.  Short-term borrowings as of December 31, 2010 and 2009, consisted of Treasury, Tax and Loan option notes secured by investment securities.

At December 31, 2010, FHLB advances and other long-term borrowings consisted of the following:

		Weighted
		Average
	Amount	Interest Rate	Features

FHLB advances maturing in:
2011	$1,500,000	4.09%
2012	500,000	1.45%
2013	2,000,000	2.06%
2014	—	0.00%
2015	—	0.00%
After	12,745,497	2.96%	Includes $4,500,000 callable in February
			2011; $7,000,000 callable in March 2011:
			$1,245,497 15 year amortizing and
			puttable in 2015
Total FHLB advances	$16,745,497	2.91%

Term repurchase agreements maturing in:
2014	7,000,000	2.99%
2018	13,000,000	3.56%	Callable in 2011
Total term repurchase agreements	$20,000,000	3.36%

Total FHLB and other long-term borrowings	$36,745,497	3.15%

Borrowed funds at December 31, 2009 included borrowings from the FHLB and term repurchase agreements of $36,500,000. Such borrowings carried a weighted-average interest rate of 3.47% with maturities ranging from 2010 through 2018.

Term repurchase agreements are securities sold under agreement to repurchase, have maturity dates greater than one year, and can be called by the issuing financial institution on a quarterly basis.

FHLB borrowings are collateralized by certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans.  The short-term and term repurchase agreements are collateralized with U.S. government agencies and mortgage-backed securities with a carrying and fair value of $94,211,000 at December 31, 2010.  The Banks had available borrowings with the Federal Home Loan Bank of Des Moines, Iowa of $54,208,000 at December 31, 2010.

Note 9.  Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan.  For the year ended December 31, 2010, the Company matched employee contributions up to a maximum of 3% and also contributed an amount equal to 3% of the participating employee’s compensation.  For the years ended December 31, 2009 and 2008, the Company matched employee contributions up to a maximum of 2% of qualified compensation and also contributed an amount equal to 5% of the participating employee’s compensation.  For the years ended December 31, 2010, 2009 and 2008, Company contributions to the plan were approximately $545,000, $734,000, and $611,000, respectively.  The plan covers substantially all employees.

Note 10.  Income Taxes

The components of income tax expense are as follows:

	2010	2009	2008

Federal:
Current	$3,144,997	$1,710,159	$3,839,793
Deferred	334,114	93,120	(3,370,787)
	3,479,111	1,803,279	469,006
State:
Current	919,289	532,494	715,645
Deferred	105,652	(42,966)	(339,637)
	1,024,941	489,528	376,008

Income tax expense	$4,504,052	$2,292,807	$845,014

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	2010	2009	2008

Income taxes at 35% federal tax rate	$6,114,614	$3,954,508	$2,518,955
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(2,084,701)	(1,892,872)	(1,984,052)
State taxes, net of federal tax benefit	476,963	404,556	520,100
Other	(2,824)	(173,385)	(209,989)
Total income tax expense	$4,504,052	$2,292,807	$845,014

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are as follows:

	2010	2009

Deferred tax assets:
Allowance for loan losses	$2,411,928	$2,392,936
Other than temporary impairment	880,609	2,063,918
Other real estate owned	1,457,495	1,213,129
Other items	783,463	252,122
	5,533,495	5,922,105
Deferred tax liabilities:
Net unrealized gains on securities available for sale	(1,953,645)	(1,831,872)
Other	(273,867)	(222,710)
	(2,227,512)	(2,054,582)

Net deferred tax assets	$3,305,983	$3,867,523

Income taxes currently payable of approximately $154,000 are included in accrued expenses and other liabilities as of December 31, 2010.  Income taxes currently receivable of approximately $35,000 are included in other assets as of December 31, 2009.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa.  The Company is no longer subject to U.S. federal income and state tax examinations for years before 2007.

Management has determined that the Company has no material uncertain tax positions that would require recognition.  The Company had no significant unrecognized tax benefits as of December 31, 2010, that if recognized, would affect the effective tax rate.  Management has determined there are no material accrued interests or penalties as of or for the years ended December 31, 2010 and 2009.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months as of December 31, 2010 and 2009.

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

	2010	2009

Commitments to extend credit	$79,757,000	$73,976,000
Standby letters of credit	3,139,000	1,727,000
	$82,896,000	$75,703,000

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

At December 31, 2010 and 2009, the Banks have established liabilities totaling $240,000 and $227,000, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

Concentrations of credit risk:  The Banks originate real estate, consumer, and commercial loans, primarily in Story, Boone, Hamilton, Polk and Marshall Counties, Iowa, and adjacent counties.  Although the Banks have diversified loan portfolios, a substantial portion of their borrowers’ ability to repay loans is dependent upon economic conditions in the Banks’ market areas.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010 and 2009, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

On March 16, 2009, the Office of the Comptroller of the Currency (OCC) informed the Company’s lead bank, First National Bank, of the OCC’s decision to establish individual minimum capital ratios for First National Bank in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National Bank to maintain, on an ongoing basis, Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of December 31, 2010 and 2009, First National Bank exceeded the 9% Tier 1 and 11% Total Risk Based capital requirements.  Failure to maintain the individual minimum capital ratios established by the OCC could result in additional regulatory action against First National Bank.

As of December 31, 2010, the most recent notification from the federal banking regulators categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  Management believes there are no conditions or events since that notification that have changed the institution’s category.  The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Total capital (to risk-weighted assets):
Consolidated	$125,515	18.0%	$55,940	8.0%	N/A	N/A
Boone Bank & Trust	13,183	17.4	6,054	8.0	$7,567	10.0%
First National Bank	53,759	14.0	42,287	11.0	42,287	11.0
Randall-Story State Bank	9,281	14.6	5,080	8.0	6,351	10.0
State Bank & Trust	14,976	15.3	7,811	8.0	9,764	10.0
United Bank & Trust	10,990	17.5	5,034	8.0	6,293	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$117,666	16.8%	$27,970	4.0%	N/A	N/A
Boone Bank & Trust	12,357	16.3	3,027	4.0	$4,540	6.0%
First National Bank	50,389	13.1	15,377	4.0	23,065	6.0
Randall-Story State Bank	8,521	13.4	2,540	4.0	3,810	6.0
State Bank & Trust	13,755	14.1	3,906	4.0	5,858	6.0
United Bank & Trust	10,201	16.2	2,517	4.0	3,776	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$117,666	12.5%	$37,549	4.0%	N/A	N/A
Boone Bank & Trust	12,357	11.7	4,238	4.0	$5,297	5.0%
First National Bank	50,389	10.0	45,207	9.0	45,207	9.0
Randall-Story State Bank	8,521	10.7	3,183	4.0	3,978	5.0
State Bank & Trust	13,755	9.9	5,547	4.0	6,933	5.0
United Bank & Trust	10,201	9.5	4,289	4.0	5,361	5.0

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total capital (to risk-weighted assets):
Consolidated	$116,366	17.6%	$52,994	8.0%	N/A	N/A
Boone Bank & Trust	12,845	17.3	5,925	8.0	$7,407	10.0%
First National Bank	47,179	13.8	37,656	11.0	37,656	11.0
Randall-Story State Bank	8,936	14.7	4,866	8.0	6,083	10.0
State Bank & Trust	13,740	13.8	7,981	8.0	9,976	10.0
United Bank & Trust	9,497	15.0	5,229	8.0	6,536	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$108,348	16.4%	$26,497	4.0%	N/A	N/A
Boone Bank & Trust	12,021	16.2	2,963	4.0	$4,444	6.0%
First National Bank	43,974	12.9	13,693	4.0	20,539	6.0
Randall-Story State Bank	8,179	13.5	2,433	4.0	3,650	6.0
State Bank & Trust	12,491	12.5	3,990	4.0	5,985	6.0
United Bank & Trust	8,995	13.8	2,614	4.0	3,922	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$108,348	12.0%	$36,187	4.0%	N/A	N/A
Boone Bank & Trust	12,021	11.5	4,185	4.0	$5,232	5.0%
First National Bank	43,974	9.5	41,504	9.0	41,504	9.0
Randall-Story State Bank	8,179	10.6	3,085	4.0	3,856	5.0
State Bank & Trust	12,491	9.0	5,563	4.0	6,954	5.0
United Bank & Trust	8,995	8.3	4,347	4.0	5,433	5.0

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

Note 13.  Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$15,478,133	$15,478,000	$18,796,664	$18,797,000
Federal funds sold	3,000,000	3,000,000	—	—
Interest bearing deposits	19,229,814	19,230,000	24,766,088	24,766,000
Securities available-for-sale	469,907,901	469,908,000	418,655,018	418,655,000
Loans receivable, net	418,093,571	415,833,000	415,434,236	411,344,000
Loans held for sale	1,993,108	1,993,000	1,023,200	1,023,000
Accrued income receivable	6,098,535	6,099,000	5,710,226	5,710,000
Financial liabilities:
Deposits	$743,861,644	$746,401,000	$722,163,949	$725,840,000
Federal funds purchased and securities sold under agreements to repurchase	54,858,701	54,859,000	40,489,505	40,490,000
Other short-term borrowings	2,047,175	2,047,000	138,874	139,000
FHLB and other long-term borrowings	36,745,497	39,303,000	36,500,000	41,504,000
Accrued interest payable	870,455	870,000	1,092,191	1,092,000

Note 14.    Fair Value Measurements

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2010 and 2009:

Description	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2010

U.S. treasury	$503,000	$503,000	$—	$—
U.S. government agencies	87,413,000	—	87,413,000	—
U.S. government mortgage-backed secuirities	127,349,000	—	127,349,000	—
State and political subdivisions	228,373,000	—	228,373,000	—
Corporate bonds	20,372,000	—	20,372,000	—
Equity securities, financial industry common stock	2,814,000	2,814,000	—	—
Equity securities, other	3,084,000	18,000	3,066,000	—

	$469,908,000	$3,335,000	$466,573,000	$—

2009

U.S. treasury	$525,000	$525,000	$—	$—
U.S. government agencies	106,640,000	—	106,640,000	—
U.S. government mortgage-backed securities	101,589,000	—	101,589,000	—
State and political subdivisions	178,052,000	—	178,052,000	—
Corporate bonds	24,300,000	—	24,300,000	—
Equity securities, financial industry common stock	2,347,000	2,347,000	—	—
Equity securities, other	5,202,000	2,023,000	3,179,000	—

	$418,655,000	$4,895,000	$413,760,000	$—

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2010 and 2009:

Description	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2010

Loans	$3,660,000	$—	$—	$3,660,000

Other real estate owned	10,539,000	—	—	10,539,000

Total	$14,199,000	$—	$—	$14,199,000

2009

Loans	$4,807,000	$—	$—	$4,807,000

Other real estate owned	10,480,000	—	—	10,480,000

Total	$15,287,000	$—	$—	$15,287,000

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

Note 15.  Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  There were no significant events or transactions occurring after December 31, 2010, but prior to March 10, 2011, that provided additional evidence about conditions that existed at December 31, 2010.  There were no significant events or transactions that provided evidence about conditions that did not exist at December 31, 2010.

Note 16.   Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2010 and 2009, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2010, is as follows:

CONDENSED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

ASSETS

Cash and due from banks	$50,761	$26,797
Interest bearing deposits in banks	7,982,501	1,513,234
Securities available-for-sale	4,320,665	6,336,488
Investment in bank subsidiaries	98,915,881	89,613,176
Loans receivable, net	9,724,213	13,859,423
Premises and equipment, net	573,580	603,571
Accrued income receivable	76,920	104,081
Deferred income taxes	810,516	976,000
Other real estate owned	78,925	197,313
Other assets	15,000	260,955

Total assets	$122,548,962	$113,491,038

LIABILITIES

Dividends payable	$1,037,621	$943,292
Accrued expenses and other liabilities	148,317	207,858

Total liabilities	1,185,938	1,151,150

STOCKHOLDERS’ EQUITY

Common stock	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	76,519,493	67,703,701
Accumulated other comprehensive income	3,326,479	3,119,135
Total stockholders’ equity	121,363,024	112,339,888

Total liabilities and stockholders’ equity	$122,548,962	$113,491,038

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Operating income:
Equity in net income of bank subsidiaries	$13,418,456	$9,519,040	$5,125,234
Interest	954,867	1,087,714	759,461
Dividends	96,094	181,137	673,506
Rents	114,372	96,765	88,624
Other	30,568	76,005	—
Securities gains (losses), net	(12,152)	(17,163)	3,171,215
Other-than-temporary impairment of investment securities	—	—	(903,600)
	14,602,205	10,943,498	8,914,440

Provision (credit) for loan losses	(50,000)	300,000	327,558

Operating income after provision (credit) for loan losses	14,652,205	10,643,498	8,586,882

Operating expenses	1,992,131	2,099,212	1,934,886

Income before income taxes	12,660,074	8,544,286	6,651,996

Income tax expense (benefit)	(306,200)	(461,500)	300,000

Net income	$12,966,274	$9,005,786	$6,351,996

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,966,274	$9,005,786	$6,351,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,136	46,522	54,970
Provision (credit) for loan losses	(50,000)	300,000	327,558
Amortization and accretion, net	(1,091)	(713)	(18,734)
Provision for deferred income taxes	(83,000)	(164,919)	(123,005)
Securities losses (gains), net	12,152	17,163	(3,171,215)
Other-than-temporary impairment of investment securities	—	—	903,600
Gain on sale of other real estate owned	(30,568)	(47,146)	—
Equity in net income of bank subsidiaries	(13,418,456)	(9,519,040)	(5,125,234)
Dividends received from bank subsidiaries	3,900,000	3,560,000	8,864,000
Decrease in accrued income receivable	27,161	75,330	29,768
Decrease (increase) in other assets	245,955	(17,294)	(176,535)
Decrease in accrued expense payable and other liabilities	(59,541)	(3,723)	(131,592)
Net cash provided by operating activities	3,548,022	3,251,966	7,785,577

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	—	—	(9,303,034)
Proceeds from sale of securities available-for-sale	2,176,341	4,211,087	13,159,215
Proceeds from maturities and calls of securities available-for-sale	500,000	150,000	3,385,000
Decrease (increase) in interest bearing deposits in banks	(6,469,267)	(1,411,257)	9,885,910
Decrease (increase) in loans	4,185,210	3,986,345	(18,746,876)
Proceeds from the sale of other real estate owned	148,956	323,383	—
Purchase of bank premises and equipment	(9,145)	(4,984)	(3,267)
Investment in bank subsidiaries	—	(850,000)	—
Net cash provided by (used in) investing activities	532,095	6,404,574	(1,623,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other borrowings, net	—	—	4,160,000
Payments of other borrowings, net	—	(4,160,000)	—
Dividends paid	(4,056,153)	(5,471,090)	(10,468,702)
Proceeds from issuance of stock	—	—	69,201
Net cash used in financing activities	(4,056,153)	(9,631,090)	(6,239,501)

Net increase (decrease) in cash and cash equivalents	23,964	25,450	(76,976)

CASH AND DUE FROM BANKS
Beginning	26,797	1,347	78,323
Ending	$50,761	$26,797	$1,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$—	$59,432	$29,460
Cash payments (receipts) for income taxes	(393,829)	(276,531)	793,080

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$—	$473,550	$—

Note 17.   Selected Quarterly Financial Data (Unaudited)

	2010
	March 31	June 30	September 30	December 31

Total interest income	$9,422,695	$9,353,203	$9,421,463	$9,096,597
Total interest expense	2,065,512	1,965,914	1,907,511	1,836,154
Net interest income	7,357,183	7,387,289	7,513,952	7,260,443
Provision for loan losses	323,798	170,416	74,197	95,387
Net income	3,269,600	3,126,006	3,551,311	3,019,357
Basic and diluted earnings per common share	0.35	0.33	0.38	0.32

	2009
	March 31	June 30	September 30	December 31

Total interest income	$10,117,472	$9,826,268	$9,522,916	$9,424,651
Total interest expense	2,909,914	2,659,648	2,419,581	2,237,169
Net interest income	7,207,558	7,166,620	7,103,335	7,187,482
Provision for loan losses	229,654	326,670	635,171	366,812
Net income	2,441,140	2,408,905	2,573,567	1,582,174
Basic and diluted earnings per common share	0.26	0.26	0.27	0.17

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and  “Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company’s definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 27, 2011, as filed with the SEC on March 18, 2011 (the “Proxy Statement”), which information is incorporated herein by this reference.

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

Audit Committee

The Company has established an Audit Committee as a standing committee of the Board of Directors.  Refer to the information under the caption “Corporate Governance – Board Committees” in the Proxy Statement, which information is incorporated herein by this reference.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Warren R. Madden, a member of the Audit Committee, qualifies as an “audit committee financial expert” under applicable SEC rules.  The Board of Directors has further determined that Mr. Madden qualifies as an “independent” director under applicable SEC rules and the corporate governance rules of the NASDAQ stock market.  The Board’s affirmative determination was based, among other things, upon Mr. Madden’s experience as Vice President of Finance and Business of Iowa State University, a position in which he functions as the principal financial officer of the University.

Code of Ethics

The Company has adopted an Ethics and Confidentiality Policy that applies to all directors, officers and employees of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company. A copy of this policy is posted on the Company’s website at www.amesnational.com.  In the event that the Company makes any amendments to, or grants any waivers of, a provision of the Ethics and Confidentiality Policy that requires disclosure under applicable SEC rules, the Company intends to disclose such amendments or waiver and the reasons therefor on its website.

ITEM 11.  EXECUTIVE COMPENSATION

Refer to the information under the caption “Executive Compensation” in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Refer to the information under the caption “Security Ownership of Management and Certain Beneficial Owners” in the Proxy Statement, which information is incorporated herein by this reference.  The Company does not maintain any equity compensation plans covering its directors, officers or employees or the directors, officers or employees of the Banks.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Refer to the information under the captions “Loans to Directors and Executive Officers and Related Party Transactions” and “Corporate Governance – Director Independence” in the Proxy Statement, which information is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Refer to the information under the caption “Relationship with Registered Public Accounting Firm” in the Proxy Statement, which information is incorporated herein by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Financial Statements and Schedules.

	1. Financial Statements

	Reports of Clifton Gunderson LLP, Independent Registered Public Accounting Firm			68
	Consolidated Balance Sheets, December 31, 2010 and 2009			71
	Consolidated Statements of Income for the Years ended December 31, 2010, 2009 and 2008			72
	Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2010, 2009 and 2008			73
	Consolidated Statements of Cash Flows for the Years ended December 31, 2010, 2009 and 2008			74
	Notes to Consolidated Financial Statements			76

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

AMES NATIONAL CORPORATION

March 10, 2011	By:	/s/ Thomas H. Pohlman
Thomas H. Pohlman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 10, 2011.

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