Form 10-Q
period 2011-03-31
AMES NATIONAL CORP
filed 2011-05-10
CIK 1132651

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,432,915
(Class)	(Shares Outstanding at April 29, 2011)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2011	2010

Cash and due from banks	$18,580,475	$15,478,133
Federal funds sold	1,100,000	3,000,000
Interest bearing deposits in financial institutions	35,945,642	19,229,814
Securities available-for-sale	494,296,844	469,907,901
Loans receivable, net	417,087,088	418,093,571
Loans held for sale	975,296	1,993,108
Bank premises and equipment, net	11,408,888	11,538,588
Accrued income receivable	6,726,176	6,098,535
Deferred income taxes	2,707,025	3,305,983
Other real estate owned	10,472,356	10,538,883
Other assets	4,431,503	3,790,329

Total assets	$1,003,731,293	$962,974,845

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$101,688,858	$105,513,143
NOW accounts	222,146,501	201,230,880
Savings and money market	215,151,239	199,017,213
Time, $100,000 and over	99,776,899	94,858,053
Other time	141,099,064	143,242,355
Total deposits	779,862,561	743,861,644

Federal funds purchased and securities sold under agreements to repurchase	57,072,064	54,858,701
Other short-term borrowings	402,556	2,047,175
Federal Home Loan Bank advances	16,229,153	16,745,497
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,226,279	1,037,621
Accrued expenses and other liabilities	4,198,891	3,061,183
Total liabilities	878,991,504	841,611,821

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; 9,432,915 shares issued and outstanding	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	78,765,735	76,519,493
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	4,457,002	3,326,479
Total stockholders' equity	124,739,789	121,363,024

Total liabilities and stockholders' equity	$1,003,731,293	$962,974,845

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2011 and 2010

	2011	2010

Interest income:
Loans, including fees	$5,740,432	$6,099,479
Securities:
Taxable	1,662,469	1,827,521
Tax-exempt	1,636,965	1,365,582
Interest bearing deposits and federal funds sold	107,926	130,113
Total interest income	9,147,792	9,422,695

Interest expense:
Deposits	1,370,911	1,662,354
Other borrowed funds	378,642	403,158
Total interest expense	1,749,553	2,065,512

Net interest income	7,398,239	7,357,183

Provision for loan losses	-	323,798

Net interest income after provision for loan losses	7,398,239	7,033,385

Noninterest income:
Trust department income	514,544	530,716
Service fees	329,558	399,823
Securities gains, net	421,155	536,983
Gain on sale of loans held for sale	220,865	153,536
Merchant and ATM fees	175,871	165,387
Other noninterest income	185,207	171,320
Total noninterest income	1,847,200	1,957,765

Noninterest expense:
Salaries and employee benefits	2,766,508	2,598,039
Data processing	445,815	450,964
Occupancy expenses	394,158	401,154
FDIC insurance assessments	272,742	313,357
Other real estate owned	75,795	56,353
Other operating expenses, net	654,591	713,072
Total noninterest expense	4,609,609	4,532,939

Income before income taxes	4,635,830	4,458,211

Provision for income taxes	1,163,309	1,188,611

Net income	$3,472,521	$3,269,600

Basic and diluted earnings per share	$0.37	$0.35

Dividends declared per share	$0.13	$0.11

Comprehensive income	$4,603,044	$4,020,055

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,472,521	$3,269,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	323,798
Provision for off-balance sheet commitments	5,000	13,000
Amortization, net	1,241,499	636,519
Depreciation	167,371	181,712
Provision (credit) for deferred income taxes	(65,000)	198,735
Securities gains, net	(421,155)	(536,983)
Gain on sale of other real estate owned	(13,224)	(11,754)
Change in assets and liabilities:
Decrease (increase) in loans held for sale	1,017,812	(685,165)
Increase in accrued income receivable	(627,641)	(740,688)
Decrease (increase) in other assets	(643,534)	346,202
Increase in accrued expenses and other liabilities	1,132,708	323,760
Net cash provided by operating activities	5,266,357	3,318,736

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(72,419,765)	(48,046,365)
Proceeds from sale of securities available-for-sale	13,083,096	11,881,313
Proceeds from maturities and calls of securities available-for-sale	35,919,373	36,859,140
Net increase in interest bearing deposits in financial institutions	(16,713,338)	(9,321,194)
Net decrease in federal funds sold	1,900,000	-
Net decrease in loans	882,614	5,502,745
Net proceeds from the sale of other real estate owned	230,606	51,216
Purchase of bank premises and equipment, net	(35,311)	(49,940)
Other changes in other real estate owned	(26,986)	1,833
Net cash used in investing activities	(37,179,711)	(3,121,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	36,000,917	1,341,364
Increase in federal funds purchased and securities sold under agreements to repurchase	2,213,363	4,067,675
Payments from other short-term borrowings, net	(1,644,619)	(37,339)
Proceeds from long-term borrowings	-	2,500,000
Payments on long-term borrowings	(516,344)	(500,000)
Dividends paid	(1,037,621)	(943,292)
Net cash provided by financing activities	35,015,696	6,428,408

Net increase in cash and cash equivalents	3,102,342	6,625,892

CASH AND DUE FROM BANKS
Beginning	15,478,133	18,796,664
Ending	$18,580,475	$25,422,556

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three Months Ended March 31, 2011 and 2010

	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,759,140	$2,116,133
Income taxes	167,716	696,462

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$123,869	$701,529

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.           Significant Accounting Policies

The consolidated financial statements for the three month periods ended March 31, 2011 and 2010 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to previously presented financial statements to conform to the 2011 presentation.

Fair value of financial instruments:  The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and due from banks, interest bearing deposits in financial institutions and federal funds sold:  The recorded amount of these assets approximates fair value.

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

Index

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

Pending Accounting Pronouncements

In April, 2011 the Financial Accounting Standards Board (“FASB”) issued guidance which modifies certain aspects contained in the Receivables topic of FASB Accounting Standards Codification (“ASC”) 310.  The standard clarifies the guidance on evaluating whether a restructuring constitutes a troubled debt restructuring,  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company is currently evaluating the impact of this guidance on the Company’s financial position and results of operations.

New Accounting Pronouncements

In January 2010, the FASB issued guidance for improving disclosures about fair value measurements, which requires additional disclosure in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  A reporting entity should separately presented information about purchases, sales, issuances and settlements.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued guidance for improving disclosures about an entity’s credit quality and risk exposures of its loans and the allowance for loan losses.  These enhanced disclosures were effective for the Company for reporting periods ending on or after December 15, 2010.  In January 2011, the FASB temporarily delayed the effective date of the disclosures required for troubled debt restructurings.  The amendment to the original pronouncement did not delay any of the other required disclosures.  The adoption of this guidance did not have a material impact on the Company’s financial statements, and the Company made all applicable required disclosures.

2.           Dividends

On February 9, 2011, the Company declared a cash dividend on its common stock, payable on May 16, 2011 to stockholders of record as of May 2, 2011, equal to $0.13 per share.

3.           Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2011 and 2010 were 9,432,915.  The Company had no potentially dilutive securities outstanding during the periods presented.

Index

4.           Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2010.

 5.          Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) were as follows:

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$18,580,475	$18,580,000	$15,478,133	$15,478,000
Federal funds sold	1,100,000	1,100,000	3,000,000	3,000,000
Interest bearing deposits	35,945,642	35,946,000	19,229,814	19,230,000
Securities available-for-sale	494,296,844	494,297,000	469,907,901	469,908,000
Loans receivable, net	417,087,088	415,206,000	418,093,571	415,833,000
Loans held for sale	975,296	975,000	1,993,108	1,993,000
Accrued income receivable	6,726,176	6,726,000	6,098,535	6,099,000
Financial liabilities:
Deposits	$779,862,561	$782,039,000	$743,861,644	$746,401,000
Federal funds purchased and securities sold under agreements to repurchase	57,072,064	57,072,000	54,858,701	54,859,000
Other short-term borrowings	402,556	403,000	2,047,175	2,047,000
FHLB and other long-term borrowings	36,229,153	38,714,000	36,745,497	39,303,000
Accrued interest payable	860,868	861,000	870,455	870,000

The methodology used to determine fair value as of March 31, 2011 did not change from the methodology used in the Annual Report.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2011 and December 31, 2010:

		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2011

U.S. government agencies	90,760,000	-	90,760,000	-
U.S. government mortgage-backed secuirities	142,300,000	-	142,300,000	-
State and political subdivisions	235,198,000	-	235,198,000	-
Corporate bonds	20,197,000	-	20,197,000	-
Equity securities, financial industry common stock	2,822,000	2,822,000	-	-
Equity securities, other	3,020,000	-	3,020,000	-

	$494,297,000	$2,822,000	$491,475,000	$-

December 31, 2010

U.S. treasury	$503,000	$503,000	$-	$-
U.S. government agencies	87,413,000	-	87,413,000	-
U.S. government mortgage-backed securities	127,349,000	-	127,349,000	-
State and political subdivisions	228,373,000	-	228,373,000	-
Corporate bonds	20,372,000	-	20,372,000	-
Equity securities, financial industry common stock	2,814,000	2,814,000	-	-
Equity securities, other	3,084,000	18,000	3,066,000	-

	$469,908,000	$3,335,000	$466,573,000	$-

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

Index

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of March 31, 2011 and December 31, 2010:

		Quoted Prices in Active markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2011

Loans	$3,540,000	$-	$-	$3,540,000
Other real estate owned	10,472,000	-	-	10,472,000

Total	$14,012,000	$-	$-	$14,012,000

December 31, 2010

Loans	$3,660,000	$-	$-	$3,660,000
Other real estate owned	10,539,000	-	-	10,539,000

Total	$14,199,000	$-	$-	$14,199,000

Loans in the tables above consist of impaired credits held for investment.  Impaired loans are valued by management based on collateral values underlying the loans.  Management uses appraised values and adjusts for trends observed in the market to determine the value of impaired loans.  Other real estate owned in the table above consists of real estate obtained through foreclosure.  Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned.

Index

7.   Debt and Equity Securities

The amortized cost of securities available for sale and their approximate fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2011:
U.S. government agencies	$89,854,420	$1,076,850	$(171,695)	$90,759,575
U.S. government mortgage-backed securities	140,474,927	2,308,406	(483,379)	142,299,954
State and political subdivisions	231,581,155	4,175,642	(558,331)	235,198,466
Corporate bonds	18,919,947	1,283,292	(6,411)	20,196,828
Equity securities, financial industry common stock	3,402,389	-	(580,768)	2,821,621
Equity securities, other	2,989,400	31,000	-	3,020,400
	$487,222,238	$8,875,190	$(1,800,584)	$494,296,844

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2010:
U.S. treasury	$499,885	$3,265	$-	$503,150
U.S. government agencies	86,336,578	1,190,768	(114,727)	87,412,619
U.S. government mortgage-backed securities	125,740,846	2,237,443	(629,668)	127,348,621
State and political subdivisions	226,352,715	3,254,157	(1,234,045)	228,372,827
Corporate bonds	19,220,366	1,183,213	(31,575)	20,372,004
Equity securities, financial industry common stock	3,402,389	-	(588,208)	2,814,181
Equity securities, other	3,074,999	9,500	-	3,084,499
	$464,627,778	$7,878,346	$(2,598,223)	$469,907,901

Non-interest income for the three months ended March 31, 2011 and 2010 was primarily impacted by net security gains of approximately $421,000 and $537,000, respectively.

Index

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011:

Securities available for sale:
U.S. government agencies	$25,237,050	$(171,695)	$-	$-	$25,237,050	$(171,695)
U.S. government mortgage-backed securities	40,336,186	(458,186)	1,897,485	(25,193)	42,233,671	(483,379)
State and political subdivisions	39,853,787	(557,328)	510,128	(1,003)	40,363,915	(558,331)
Corporate obligations	243,589	(6,411)	-	-	243,589	(6,411)
Equity securities, financial industry common stock	-	-	2,821,621	(580,768)	2,821,621	(580,768)
	$105,670,612	$(1,193,620)	$5,229,234	$(606,964)	$110,899,846	$(1,800,584)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010:

Securities available for sale:
U.S. government agencies	$15,321,189	$(107,139)	$372,404	$(7,588)	$15,693,593	$(114,727)
U.S. government mortgage-backed securities	43,327,689	(629,668)	-	-	43,327,689	(629,668)
State and political subdivisions	53,299,308	(1,218,282)	497,051	(15,763)	53,796,359	(1,234,045)
Corporate obligations	2,022,914	(31,575)	-	-	2,022,914	(31,575)
Equity securities, financial industry common stock	-	-	2,814,181	(588,208)	2,814,181	(588,208)
	$113,971,100	$(1,986,664)	$3,683,636	$(611,559)	$117,654,736	$(2,598,223)

At March 31, 2011, debt securities have unrealized losses of $1,219,816.  These losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuers’ financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond ratings agencies have occurred and industry analysts’ reports.  Unrealized losses on equity securities totaled $580,768 as of March 31, 2011.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were not other-than-temporary.  Due to potential changes in conditions, it is at least reasonably possible changes in fair values and management’s assessments will occur in the near term and that such changes could lead to additional impairment charges, thereby materially affecting the amounts reported in the Company’s financial statements.

Index

8.           Credit Disclosures

Changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31, 2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2010	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000
Provision (credit) for loan losses	35,000	17,000	8,000	30,000	(46,000)	(33,000)	(11,000)	-
Recoveries of loans charged-off	-	-	-	-	14,000	-	6,000	20,000
Loans charged-off	-	-	-	-	-	-	(14,000)	(14,000)
Balance, March 31, 2011	$766,000	$1,421,000	$2,728,000	$516,000	$1,120,000	$702,000	$274,000	$7,527,000

	Three Months Ended March 31, 2010
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2009	$1,040,000	$1,133,000	$2,683,000	$523,000	$1,199,000	$642,000	$432,000	$7,652,000
Provision (credit) for loan losses	47,000	189,000	4,000	1,000	59,000	35,000	(11,000)	324,000
Recoveries of loans charged-off	-	-	-	-	1,000	14,000	6,000	21,000
Loans charged-off	(22,000)	(115,000)	(20,000)	-	-	(15,000)	(143,000)	(315,000)
Balance, March 31, 2010	$1,065,000	$1,207,000	$2,667,000	$524,000	$1,259,000	$676,000	$284,000	$7,682,000

Allowance for loan losses disaggregated on the basis of impairment analysis method as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$218,000	$186,000	$26,000	$-	$-	$-	$13,000	$443,000

Collectively evaluated for impairment	548,000	1,235,000	2,702,000	516,000	1,120,000	702,000	261,000	7,084,000
Balance March 31, 2011	$766,000	$1,421,000	$2,728,000	$516,000	$1,120,000	$702,000	$274,000	$7,527,000

	December 31, 2010
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$223,000	$158,000	$42,000	$-	$-	$-	$22,000	$445,000

Collectively evaluated for impairment	508,000	1,246,000	2,678,000	486,000	1,152,000	735,000	271,000	7,076,000
Balance December 31, 2010	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000

Index

Loans receivable disaggregated on the basis of impairment analysis method as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$3,925,000	$1,044,000	$968,000	$-	$45,000	$-	$14,000	$5,996,000
Collectively evaluated for impairment	16,302,000	88,496,000	138,424,000	31,997,000	78,365,000	43,703,000	21,394,000	418,681,000

Balance March 31, 2011	$20,227,000	$89,540,000	$139,392,000	$31,997,000	$78,410,000	$43,703,000	$21,408,000	$424,677,000

	December 31, 2010
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$4,156,000	$1,395,000	$802,000	$-	$45,000	$-	$34,000	$6,432,000
Collectively evaluated for impairment	15,441,000	87,538,000	138,568,000	31,931,000	78,128,000	45,630,000	22,018,000	419,254,000

Balance March 31, 2010	$19,597,000	$88,933,000	$139,370,000	$31,931,000	$78,173,000	$45,630,000	$22,052,000	$425,686,000

Index

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  The following is a recap of impaired loans at March 31, 2011 and December 31, 2010 and the average recorded investment and interest income recognized on these loans for the three months ended March 31, 2011:

	March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$1,149,000	$1,149,000	$-	$1,220,000	$-
Real estate - 1 to 4 family residential	501,000	501,000	-	674,000	-
Real estate - commercial	318,000	318,000	-	227,000	-
Real estate - agricultural	-	-	-	-	-
Operating - commercial	45,000	145,000	-	45,000	-
Operating - agricultural	-	-	-	-	-
Consumer and other	-	-	-	5,000	-
Total loans with no specific reserve:	2,013,000	2,113,000	-	2,171,000	-

With an allowance recorded:
Real estate - construction	2,776,000	2,776,000	218,000	2,821,000	-
Real estate - 1 to 4 family residential	543,000	543,000	186,000	546,000	-
Real estate - commercial	650,000	650,000	26,000	658,000	-
Real estate - agricultural	-	-	-	-	-
Operating - commercial	-	-	-	-	-
Operating - agricultural	-	-	-	-	-
Consumer and other	14,000	14,000	13,000	19,000	-
Total loans with specific reserve:	3,983,000	3,983,000	443,000	4,044,000	-

Total
Real estate - construction	3,925,000	3,925,000	218,000	4,041,000	-
Real estate - 1 to 4 family residential	1,044,000	1,044,000	186,000	1,220,000	-
Real estate - commercial	968,000	968,000	26,000	885,000	-
Real estate - agricultural	-	-	-	-	-
Operating - commercial	45,000	145,000	-	45,000	-
Operating - agricultural	-	-	-	-	-
Consumer and other	14,000	14,000	13,000	24,000	-

	$5,996,000	$6,096,000	$443,000	$6,215,000	$-

Index

	December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no specific reserve recorded:
Real estate - construction	$1,290,000	$1,290,000	$-
Real estate - 1 to 4 family residential	846,000	846,000	-
Real estate - commercial	136,000	136,000	-
Real estate - agricultural	-	-	-
Operating - commercial	45,000	145,000	-
Operating - agricultural	-	-	-
Consumer and other	10,000	10,000	-
Total loans with no specific reserve:	2,327,000	2,427,000	-

With an allowance recorded:
Real estate - construction	2,866,000	2,866,000	223,000
Real estate - 1 to 4 family residential	549,000	549,000	158,000
Real estate - commercial	666,000	666,000	42,000
Real estate - agricultural	-	-	-
Operating - commercial	-	-	-
Operating - agricultural	-	-	-
Consumer and other	24,000	24,000	22,000
Total loans with specific reserve:	4,105,000	4,105,000	445,000

Total
Real estate - construction	4,156,000	4,156,000	223,000
Real estate - 1 to 4 family residential	1,395,000	1,395,000	158,000
Real estate - commercial	802,000	802,000	42,000
Real estate - agricultural	-	-	-
Operating - commercial	45,000	145,000	-
Operating - agricultural	-	-	-
Consumer and other	34,000	34,000	22,000

	$6,432,000	$6,532,000	$445,000

There are no significant differences between nonaccrual and impaired loan balances at March 31, 2011 and December 31, 2010.

Index

Past due loans as of March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011
						Greater Than
	30-89	Greater Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Real estate - construction	$872,000	$-	$872,000	$19,355,000	$20,227,000	$-
Real estate - 1 to 4 family residential	665,000	641,000	1,306,000	88,234,000	89,540,000	20,000
Real estate - commercial	315,000	318,000	633,000	138,759,000	139,392,000	27,000
Real estate - agricultural	339,000	-	339,000	31,658,000	31,997,000	-
Operating - commercial	790,000	72,000	862,000	77,548,000	78,410,000	-
Operating - agricultural	172,000	-	172,000	43,531,000	43,703,000	-
Consumer and other	135,000	7,000	142,000	21,266,000	21,408,000	-

	$3,288,000	$1,038,000	$4,326,000	$420,351,000	$424,677,000	$47,000

	December 31, 2010
						Greater Than
	30-89	Greater Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Real estate - construction	$135,000	$-	$135,000	$19,462,000	$19,597,000	$-
Real estate - 1 to 4 family residential	413,000	684,000	1,097,000	87,836,000	88,933,000	21,000
Real estate - commercial	205,000	136,000	341,000	139,029,000	139,370,000	-
Real estate - agricultural	49,000	-	49,000	31,883,000	31,932,000	-
Operating - commercial	1,399,000	45,000	1,444,000	76,728,000	78,172,000	-
Operating - agricultural	-	-	-	45,630,000	45,630,000	-
Consumer and other	131,000	10,000	141,000	21,911,000	22,052,000	-

	$2,332,000	$875,000	$3,207,000	$422,479,000	$425,686,000	$21,000

Index

The credit risk profile as of March 31, 2011 and December 31, 2010 is as follows:

The credit risk profile by internally assigned grade at March 31, 2011 is as follows:

	Construction	Commercial	Agricultural	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Operating	Operating	Total

Pass	$6,508,000	$86,879,000	$29,177,000	$67,108,000	$40,833,000	$230,505,000
Special Mention	2,728,000	40,163,000	2,273,000	9,053,000	1,004,000	55,221,000
Substandard	7,066,000	11,382,000	547,000	2,204,000	1,866,000	23,065,000
Substandard-Impaired	3,925,000	968,000	-	45,000	-	4,938,000

	$20,227,000	$139,392,000	$31,997,000	$78,410,000	$43,703,000	$313,729,000

The credit risk profile based on payment activity at March 31, 2011 is as follows:

	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$88,476,000	$21,394,000	$109,870,000
Non-performing	1,064,000	14,000	1,078,000

	$89,540,000	$21,408,000	$110,948,000

The credit risk profile by internally assigned grade at December 31, 2010 is as follows:

	Construction	Commercial	Agricultural	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Operating	Operating	Total

Pass	$6,739,000	$83,235,000	$29,580,000	$64,791,000	$42,941,000	$227,286,000
Special Mention	3,694,000	42,137,000	2,351,000	8,922,000	1,318,000	58,422,000
Substandard	5,008,000	13,196,000	-	4,415,000	1,371,000	23,990,000
Substandard-Impaired	4,156,000	802,000	-	45,000	-	5,003,000

	$19,597,000	$139,370,000	$31,931,000	$78,173,000	$45,630,000	$314,701,000

The credit risk profile based on payment activity at December 31, 2010 is as follows:

	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$87,538,000	$22,018,000	$109,556,000
Non-performing	1,395,000	34,000	1,429,000

	$88,933,000	$22,052,000	$110,985,000

Index

9.           Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  There were no significant events or transactions occurring after March 31, 2011, but prior to May 10, 2011 that provided additional evidence about conditions that existed at March 31, 2011.  There were no events or transactions that provided evidence about conditions that did not exist at March 31, 2011.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and Banks; (iii) fees on trust services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks and (v) securities gains.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) provision for loan losses; (iii) salaries and employee benefits; (iv) data processing costs associated with maintaining the Banks’ loan and deposit functions; (v) occupancy expenses for maintaining the Banks’ facilities; and (vi) Federal Deposit Insurance Corporation (“FDIC”) insurance assessments.  The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company had net income of $3,473,000, or $0.37 per share, for the three months ended March 31, 2011, compared to net income of $3,270,000, or $0.35 per share, for the three months ended March 31, 2010.  Total equity capital as of March 31, 2011 totaled $124.7 million or 12.4% of total assets.

Index

The Company’s earnings for the first quarter increased $203,000 from the $3,270,000 earned a year ago.  The higher quarterly earnings can be primarily attributed to lower provision for loan losses, offset in part by lower securities gains and higher salaries and employee benefits.  Salaries and employee benefits increase is primarily due to normal salary increases and higher incentive pay.

Net loan recoveries for the quarter totaled $6,000, compared to net charge-offs of $294,000 in the first quarter of 2010.  There was no provision for loan losses for the first quarter of 2011 compared to the provision for loan losses of $324,000 for the same period in 2010.  This decrease in the net loan charge-offs and the provision for loan losses was due primarily to more stable economic conditions in the Company’s lending area in 2011 as compared to 2010.

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

•         In March of 2009, the Office of Comptroller of the Currency (“OCC”) imposed individual minimum capital ratios requiring First National to maintain, on an ongoing basis, Tier One Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk Weighted Assets.  As of March 31, 2011, First National exceeded these capital ratios.  Failure to maintain the individual minimum capital ratios could result in additional regulatory action against First National.

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

Index

•         Net Loans decreased to $417.1 million as of March 31, 2011 from $418.1 million as of December 31, 2010, a 0.2% declines.  A decline in the loan portfolio would have a negative impact on the Company’s earnings for the year.

•         The Company has $2.8 million in impaired loans with two Des Moines area development companies with specific reserves totaling $218,000.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

•         Other real estate owned amounted to $10.5 million as of March 31, 2011 and December 31, 2010.  Other real estate owned costs amounted to $76,000 and $56,000 for the three months ended March 31, 2011 and 2010, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

•         The FDIC imposes an assessment against all depository institutions for deposit insurance.  The FDIC has the authority to increase insurance assessments.  FDIC insurance assessments amounted to $273,000 and $313,000 for the three months ended March 31, 2011 and 2010, respectively.   For the three months ended March 31, 2011, 26 banks failed compared to 161 bank failures for the year ended December 31, 2010 and 140 for the year ended December 31, 2009.  An increase in FDIC deposit assessments will have a negative impact on the Company’s earnings.

•         The Company operates in a highly regulated environment and is subject to extensive regulation, supervision and examination.  The compliance burden and impact on the Company’s operations and profitability is significant.  Additionally, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act’) was signed into law.  The impacts on operations of the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of financial institutions and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that financial institutions as well as their holding companies will be subject to significantly increased regulation and compliance obligations that expose them to noncompliance risk and consequences.  The Bureau of Consumer Financial Protection (“BCFP”) has broad rulemaking authority to administer and carry out the purposes and objectives of the new federal consumer protection laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The full reach and impact of the BCFP’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown. Notwithstanding, insured depository institutions with assets of $10 billion or less will continue to be supervised and examined by their primary federal regulators, rather than the BCFP, with respect to compliance with the federal consumer protection laws.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing banks, could have a material impact on the Company’s operations.  It is unknown at this time to what extent legislation will be passed into law or regulatory proposals will be adopted, or the effect that such passage or adoption will have on the banking industry or the Company.   Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.

Index

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the FDIC and are derived from 7,657 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Quarter Ended
	March 31,	Year Ended December 31,
	2011	2010		2009		2008
	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.40%	1.40%	0.66%	1.02%	0.09%	0.74%	0.12%

Return on equity	11.31%	10.91%	5.99%	8.31%	0.90%	5.89%	1.24%

Net interest margin	3.53%	3.74%	3.76%	3.78%	3.47%	3.94%	3.18%

Efficiency ratio	49.86%	50.26%	57.22%	63.87%	55.53%	67.40%	59.02%

Capital ratio	12.42%	12.80%	8.90%	12.32%	8.65%	12.57%	7.49%

*Latest available data

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.40% and 1.43%, respectively, for the three month periods ending March 31, 2011 and 2010.  The decrease in this ratio in 2011 from the previous period is primarily the result of higher average assets, offset in part by an increase in net income.

•	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 11.31% and 11.46%, respectively for the three month periods ending March 31, 2011 and 2010.  The decrease in this ratio in 2011 from the previous period is primarily the result of higher average equity, offset in part by an increase in net income.

Index

•	Net Interest Margin

The net interest margin for the three months ended March 31, 2011 and 2010 was 3.53% and 3.78%, respectively.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The decrease in this ratio in 2011 is primarily the result of an increase in lower yielding investment securities.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 49.9% and 48.7% for the three months ended March 31, 2011 and 2010, respectively.  The change in the efficiency ratio in 2011 from the previous period is primarily the result of increased salaries and benefits and decreased securities gains.

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

Index

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

Fee Income Declines

Among the notable areas of noninterest revenue weakness, service charge income on deposit accounts at banks filing Call Reports was $2.1 billion (20.7%) lower than a year earlier. This is the second consecutive quarter that deposit account fees have declined by 20% or more from the prior year. Asset servicing income was $2.2 billion (32.3%) lower, and securitization income was down by $1.5 billion (90.7%).  Both declines were primarily the result of changes in accounting rules that affected financial reporting in 2010. The new accounting rules also were responsible for much of the $7.5 billion (7.5%) year-over-year increase in quarterly net interest income. A majority of institutions (59.8%) reported higher net interest margins than a year ago, but fourth quarter margins were lower than third quarter margins at 55% of institutions.

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

Full-Year Earnings Represent Sharp Improvement from Revised 2009 Loss

Full-year 2010 net income totaled $87.5 billion, compared to a revised net loss of $10.6 billion in 2009. This is the highest full-year earnings total for the industry since 2007. More than two out of every three institutions (67.5%) reported higher earnings in 2010 than in 2009. The proportion of unprofitable institutions fell from 30.6% in 2009 to 21% in 2010. This is the first time in six years that the percentage of institutions reporting full-year net losses has declined. The largest factor in the improvement in the industry’s net income was a $92.6 billion (37.1%) reduction in loan-loss provisions. The second-largest source of improvement was a $28.7 billion decline in charges for goodwill impairment. An additional contribution came from realized gains on securities and other assets, which were $10.8 billion higher. The improvement in full-year earnings was limited by increased income taxes, which were $32.2 billion higher than in 2009. Overall net operating revenue growth was relatively weak in 2010. The $10.8 billion (1.6%) increase was the second-worst year-over-year change in the past 16 years, after the $20.4 billion decline registered in 2008. Noninterest income from service charges on deposit accounts was $5.5 billion (13.1%) lower than in 2009. This is the first time in the 69 years that these data have been collected that full-year service charge income has declined. Insured institutions paid $53.9 billion in dividends in 2010, an increase of $6.7 billion (14.3%) over 2009, but less than half the annual record of $110.3 billion paid in 2007. Retained earnings totaled $33.6 billion, marking the first year since 2006 that the industry as a whole has reported internal capital growth.

Index

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

Index

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

Other-Than-Temporary Impairment of Investment Securities

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are generally reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers: (1) the intent to sell the investment securities and the more likely than not requirement that the Company will be required to sell the investment securities prior to recovery; (2) the length of time and the extent to which the fair value has been less than cost; and (3) the financial condition and near-term prospects of the issuer.  Due to potential changes in conditions, it is at least reasonably possible that change in management’s assessment of other-than-temporary impairment will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Index

Income Statement Review for the Three Months ended March 31, 2011

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended March 31, 2011 and 2010:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2011			2010

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$78,458	$1,003	5.11%	$68,042	$993	5.84%
Agricultural	41,509	574	5.53%	39,674	582	5.87%
Real estate	280,676	3,883	5.53%	286,054	4,201	5.87%
Consumer and other	21,809	280	5.14%	24,173	323	5.34%

Total loans (including fees)	422,452	5,740	5.44%	417,943	6,099	5.84%

Investment securities
Taxable	261,582	1,662	2.54%	239,761	1,828	3.05%
Tax-exempt 2	217,675	2,517	4.63%	170,464	2,097	4.92%
Total investment securities	479,257	4,179	3.49%	410,225	3,925	3.83%

Interest bearing deposits with banks	35,451	108	1.22%	26,649	130	1.95%

Total interest-earning assets	937,160	$10,027	4.28%	854,817	$10,154	4.75%

Noninterest-earning assets	51,677			57,529

TOTAL ASSETS	$988,837			$912,346

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2011			2010

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$420,696	$327	0.31%	$377,963	$347	0.37%

Time deposits > $100,000	99,138	412	1.66%	89,824	451	2.01%
Time deposits < $100,000	142,050	632	1.78%	151,205	865	2.29%
Total deposits	661,884	1,371	0.83%	618,992	1,663	1.07%
Other borrowed funds	96,038	379	1.58%	84,106	403	1.92%

Total Interest-bearing liabilities	757,922	1,750	0.92%	703,098	2,066	1.18%

Noninterest-bearing liabilities
Demand deposits	102,884			90,321
Other liabilities	5,179			4,821

Stockholders' equity	122,852			114,106

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$988,837			$912,346

Net interest income		$8,277	3.53%		$8,089	3.78%

Spread Analysis
Interest income/average assets	$10,027	4.06%		$10,154	4.45%
Interest expense/average assets	$1,750	0.71%		$2,066	0.91%
Net interest income/average assets	$8,277	3.35%		$8,089	3.55%

Net Interest Income

For the three months ended March 31, 2011 and 2010, the Company's net interest margin adjusted for tax exempt income was 3.53% and 3.78%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2011 totaled $7,398,000 compared to $7,357,000 for the three months ended March 31, 2010.

For the three months ended March 31, 2011, interest income decreased $275,000 or 2.9% when compared to the same period in 2010.  The decrease from 2010 was primarily attributable to lower average yields on loans and investment securities, offset in part by higher average balances of investment securities.

Interest expense decreased $316,000 or 15.3% for the three months ended March 31, 2011 when compared to the same period in 2010.  The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits.

Index

Provision for Loan Losses

The Company did not have a provision for loan losses for the three months ended March 31, 2011 compared to a provision for loan losses of $324,000 for the three months ended March 31, 2010.  This decrease in the provision for loan losses was due primarily to more stable economic conditions in 2011.  Net recoveries of $6,000 were realized in the three months ended March 31, 2011 and compare to net charge-offs of $294,000 for the three months ended March 31, 2010.

Non-interest Income and Expense

Non-interest income decreased $111,000 during the three months ended March 31, 2011 compared to the same period in 2010 primarily as the result of securities gains of $421,000 in 2011 as compared to securities gains of $537,000 in 2010.  Another contributing factor to the decline in the non-interest income was the decreases in service fees, offset in part by increases in gain on sale of loans held for sale.  The decrease in service fees are primarily due to lower overdraft fees due in part to regulatory changes associated with the Dodd-Frank Act.  The increase in gain on sale of loans held for sale is primarily due to an increased volume of loans sold.  Excluding net security gains for the three months ending March 31, 2011 and 2010, non-interest income increased $5,000, or 0.4%.

Non-interest expense increased $77,000 or 1.7% for the three months ended March 31, 2011 compared to the same period in 2010 can be mainly attributed to higher salaries and employee benefit costs. The increase in salaries and benefit costs were due to normal salary increases and increasing incentive pay as the result of higher profitability.

Income Taxes

The provision for income taxes expense for the three months ended March 31, 2011 and 2010 was $1,163,000 and $1,189,000, representing an effective tax rate of 25% and 27%, respectively.  The increased effect of income from tax exempt securities in 2011, offset in part by higher pretax earnings in 2011 led to the lower effective tax rate in comparison to same period in 2010.

Balance Sheet Review

As of March 31, 2011, total assets were $1,003,731,000, a $40,756,000 increase compared to December 31, 2010.  The increase in securities available-for-sale and interest bearing deposits in financial institutions were funded primarily by an increase in deposits.

Investment Portfolio

The investment portfolio totaled $494,297,000 as of March 31, 2011, 5.2% higher than the December 31, 2010 balance of $469,908,000.  The increase in the investment portfolio was primarily due to an increase in U.S. government mortgage-backed securities, state and political subdivisions securities and to a lesser extent U.S. government agency securities.

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment.  As of March 31, 2011, gross unrealized losses of $1,801,000, are considered to be temporary in nature due to the general economic conditions and other factors.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell impaired securities and management believes it is more likely than not that the Company will hold these securities until recovery of their cost basis to avoid considering an impairment to be other-than-temporary.

Index

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, declined $1,006,000, or 0.2%, during the three months as net loans totaled $417,087,000 as of March 31, 2011 compared to $418,094,000 as of December 31, 2010.  The decline in the loan portfolio is primarily due to a decrease in the agricultural operating loan portfolio.

Deposits

Deposits totaled $779,863,000 as of March 31, 2011, an increase of $36,001,000 from December 31, 2010.  The increase in deposits occurred in NOW, savings, money market and time deposit accounts $100,000 and over.  The increases occurred in public, commercial and retail types of deposit accounts.  The increase is primarily attributed to increases in public funds NOW accounts, commercial money market accounts and retail money market and savings accounts.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase totaled $57,072,000 as of March 31, 2011, $2,213,000 higher than December 31, 2010.  This increase is due primarily to an increase in federal funds purchased, offset in part by a decrease in securities sold under agreements to repurchase.  The decrease in securities sold under agreements to repurchase is primarily due to a decrease related to a retail customer.

Federal Home Loan Bank (“FHLB”) Advances and Other Long-Term Borrowings

FHLB advances and other long-term borrowings totaled $36,229,000 and $36,745,000 as of March 31, 2011 and December 31, 2010, respectively.  During the three months ended March 31, 2011, there were no proceeds from FHLB advances and payment on FHLB advances amounted to $516,000.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2010.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2011 totaled $417,087,000 compared to $418,094,000 as of December 31, 2010.  Net loans comprise 41.6% of total assets as of March 31, 2011.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of non-accrual loans and loans past due 90 days or more) as a percentage of total loans was 1.42% at March 31, 2011, as compared to 1.79% at December 31, 2010 and 2.02% at March 31, 2010.  The Company’s level of problem loans as a percentage of total loans at March 31, 2011 of 1.42% is lower than the Company’s peer group (438 bank holding companies with assets of $500 million to $1 billion) of 3.11% as of December 31, 2010.

Impaired loans, net of specific reserves, totaled $5,553,000 as of March 31, 2011 compared to impaired loans of $5,987,000 as of December 31, 2010 and $7,250,000 as of March 31, 2010.  The decrease in impaired loans from December 31, 2010 to March 31, 2011, is due primarily to payments received and repossessions of real estate associated with these loans.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company applies its normal loan review procedures to identify loans that should be evaluated for impairment.  We monitor and report our troubled debt restructuring on a quarterly basis.  At March 31, 2011, troubled debt restructurings were not a material portion of the loan portfolio.  We review 90 days past due loans that are still accruing interest no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.  As of March 31, 2011, non-accrual loans totaled $5,997,000; loans past due 90 days and still accruing totaled $47,000.  This compares to non-accrual loans of $6,277,000 and loans past due 90 days and still accruing of $21,000 on December 31, 2010.  Other real estate owned totaled $10,472,000 as of March 31, 2011 and $10,539,000 as of December 31, 2010.

Index

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2011 and December 31, 2010 was 1.77%. The allowance for loan losses totaled $7,527,000 and $7,521,000 as of March 31, 2011 and December 31, 2010, respectively.  Net recoveries of loans for the three months ended March 31, 2011 totaled $6,000 compared to net charge-offs of loans of $294,000 for the three months ended March 31, 2010.

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

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include federal funds purchased lines, FHLB advances and other capital market sources.

 As of March 31, 2011, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of March 31, 2011 and December 31, 2010 totaled $55,626,000 and $37,708,000, respectively, and provide an adequate level of liquidity.

Other sources of liquidity available to the Banks as of March 31, 2011 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $71,864,000, with $16,229,000 of outstanding FHLB advances at March 31, 2011.  Federal funds borrowing capacity at correspondent banks was $107,535,000, with $9,400,000 of outstanding federal fund balances as of March 31, 2011. The Company had securities sold under agreements to repurchase totaling $47,672,000 and long-term repurchase agreements of $20,000,000 as of March 31, 2011.

Total investments as of March 31, 2011 were $494,297,000 compared to $469,908,000 as of December 31, 2010.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2011.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2011 totaled $5,266,000 compared to the $3,319,000 for the three months ended March 31, 2010.  The increase in net cash provided by operating activities was primarily related to changes in loans held for sale, accrued expenses and other liabilities and amortization, offset in part by changes in other assets.

Net cash used in investing activities for the three months ended March 31, 2011 was $37,180,000 and compared to the $3,121,000 for the three months ended March 31, 2010. The increase in net cash used in investing activities was primarily due to changes in securities available-for-sale, interest bearing deposits in financial institutions and loans, offset in part by changes in federal funds sold.

Net cash provided by financing activities for the three months ended March 31, 2011 totaled $35,016,000 compares to $6,428,000 for the three months ended March 31, 2010.  The increase in net cash provided by financing activities was primarily due to changes in deposits, offset in part by changes in borrowings.  As of March 31, 2011, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Index

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the three months ended March 31, 2011, dividends paid by the Banks to the Company amounted to $1,321,000 compared to $850,000 for the same period in 2010.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  The quarterly dividend declared by the Company increased to $0.13 per share in 2011 from $0.11 per share in 2010.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $12,136,000 as of March 31, 2011 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of March 31, 2011 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2011 totaled $124,740,000 and was higher than the $121,363,000 recorded as of December 31, 2010.  At March 31, 2011 and December 31, 2010, stockholders’ equity as a percentage of total assets was 12.43% and 12.60%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of March 31, 2011.

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

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2011 changed significantly when compared to 2010.

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

The following paragraphs supplement the discussion under Items 1A “Risk Factors” in the Company’s Annual Report:

Index

Regulatory concerns.

On March 16, 2009, the Office of the Comptroller of the Currency (OCC) informed the Company’s lead bank, First National, of the OCC’s decision to establish individual minimum capital ratios for First National in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC is requiring First National to maintain, on an ongoing basis, Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of March 31, 2011, First National exceeded the 9% Tier 1 and 11% Total Risk Based capital requirements.  Failure to maintain the individual minimum capital ratios established by the OCC could result in additional regulatory action against First National.

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

AMES NATIONAL CORPORATION

DATE: May 10, 2011	By: /s/	Thomas H. Pohlman

Thomas H. Pohlman, President
(Principal Executive Officer)

	By: /s/	John P. Nelson

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