Form 10-Q
period 2011-06-30
AMES NATIONAL CORP
filed 2011-08-09
CIK 1132651

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,410,882
(Class)	(Shares Outstanding at July 29, 2011)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	June 30, 2011	December 31, 2010

Cash and due from banks	$17,409,710	$15,478,133
Federal funds sold	32,000	3,000,000
Interest bearing deposits in financial institutions	28,273,377	19,229,814
Securities available-for-sale	496,471,059	469,907,901
Loans receivable, net	424,979,404	418,093,571
Loans held for sale	1,553,454	1,993,108
Bank premises and equipment, net	11,411,585	11,538,588
Accrued income receivable	6,215,233	6,098,535
Deferred income taxes	540,007	3,305,983
Other real estate owned	10,159,075	10,538,883
Other assets	3,511,492	3,790,329

Total assets	$1,000,556,396	$962,974,845

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$108,530,544	$105,513,143
NOW accounts	216,436,716	201,230,880
Savings and money market	214,625,416	199,017,213
Time, $100,000 and over	101,262,795	94,858,053
Other time	140,919,842	143,242,355
Total deposits	781,775,313	743,861,644

Federal funds purchased and securities sold under agreements to repurchase	46,820,461	54,858,701
Other short-term borrowings	915,180	2,047,175
Federal Home Loan Bank advances	16,212,679	16,745,497
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,226,279	1,037,621
Accrued expenses and other liabilities	3,329,092	3,061,183
Total liabilities	870,279,004	841,611,821

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,432,915 shares; outstanding 9,410,882 shares as of June 30, 2011 and 9,432,915 shares as of December 31, 2010	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	80,782,828	76,519,493
Treasury stock, at cost; 22,033 shares and no shares at June 30, 2011 and December 31, 2010, respectively	(374,533)	-
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	8,352,045	3,326,479
Total stockholders' equity	130,277,392	121,363,024

Total liabilities and stockholders' equity	$1,000,556,396	$962,974,845

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest income:
Loans, including fees	$5,999,888	$6,023,730	$11,740,320	$12,123,209
Securities:
Taxable	1,796,068	1,770,707	3,458,537	3,598,228
Tax-exempt	1,630,994	1,429,568	3,267,959	2,795,150
Interest bearing deposits and federal funds sold	116,767	129,198	224,693	259,311
Total interest income	9,543,717	9,353,203	18,691,509	18,775,898

Interest expense:
Deposits	1,382,703	1,563,610	2,753,614	3,225,964
Other borrowed funds	354,265	402,304	732,907	805,462
Total interest expense	1,736,968	1,965,914	3,486,521	4,031,426

Net interest income	7,806,749	7,387,289	15,204,988	14,744,472

Provision for loan losses	404,788	170,416	404,788	494,214

Net interest income after provision for loan losses	7,401,961	7,216,873	14,800,200	14,250,258

Noninterest income:
Trust department income	557,156	465,298	1,071,700	996,014
Service fees	364,660	435,365	694,218	835,188
Securities gains, net	164,971	134,830	586,126	671,813
Gain on sale of loans held for sale	207,523	171,453	428,388	324,989
Merchant and ATM fees	195,623	195,137	371,494	360,524
Other noninterest income	242,283	209,460	427,490	380,780
Total noninterest income	1,732,216	1,611,543	3,579,416	3,569,308

Noninterest expense:
Salaries and employee benefits	2,955,348	2,706,545	5,721,856	5,304,584
Data processing	481,003	494,681	926,818	945,645
Occupancy expenses	322,307	364,955	716,465	766,109
FDIC insurance assessments	205,754	278,109	478,496	591,466
Other real estate owned	210,935	62,954	286,730	119,307
Other operating expenses, net	676,957	728,405	1,331,548	1,441,477
Total noninterest expense	4,852,304	4,635,649	9,461,913	9,168,588

Income before income taxes	4,281,873	4,192,767	8,917,703	8,650,978

Provision for income taxes	1,038,501	1,066,761	2,201,810	2,255,372

Net income	$3,243,372	$3,126,006	$6,715,893	$6,395,606

Basic and diluted earnings per share	$0.34	$0.33	$0.71	$0.68

Dividends declared per share	$0.13	$0.11	$0.26	$0.22

Comprehensive income	$7,138,415	$4,413,196	$11,741,459	$8,433,251

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010
(unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,715,893	$6,395,606
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	404,788	494,214
Provision for off-balance sheet commitments	5,000	13,000
Amortization, net	2,461,727	1,389,789
Depreciation	336,162	381,534
Provision (credit) for deferred income taxes	(185,547)	157,636
Securities gains, net	(586,126)	(671,813)
Impairment of other real estate owned	163,443	14,900
Gain on sale of other real estate owned	(98,833)	(35,922)
Change in assets and liabilities:
Decrease (increase) in loans held for sale	439,654	(1,487,058)
Increase in accrued income receivable	(116,698)	(208,065)
Decrease in other assets	274,117	560,326
Increase in accrued expenses and other liabilities	262,909	244,506
Net cash provided by operating activities	10,076,489	7,248,653

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(125,856,535)	(109,570,798)
Proceeds from sale of securities available-for-sale	20,926,918	16,353,562
Proceeds from maturities and calls of securities available-for-sale	84,465,457	77,459,834
Net increase in interest bearing deposits in financial institutions	(9,041,073)	(580,942)
Net decrease in federal funds sold	2,968,000	-
Net decrease (increase) in loans	(7,504,207)	3,805,797
Net proceeds from the sale of other real estate owned	576,252	571,028
Purchase of bank premises and equipment, net	(204,439)	(131,960)
Other changes in other real estate owned	(47,468)	1,601
Net cash used in investing activities	(33,717,095)	(12,091,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	37,913,669	(6,959,248)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(8,038,240)	9,790,097
Payments from other short-term borrowings, net	(1,131,995)	(132,055)
Proceeds from FHLB and other long-term borrowings	-	2,500,000
Payments on FHLB and other long-term borrowings	(532,818)	(500,000)
Purchase of treasury stock	(374,533)	-
Dividends paid	(2,263,900)	(1,980,913)
Net cash provided by financing activities	25,572,183	2,717,881

Net increase (decrease) in cash and due from banks	1,931,577	(2,125,344)

CASH AND DUE FROM BANKS
Beginning	15,478,133	18,796,664
Ending	$17,409,710	$16,671,320

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six Months Ended June 30, 2011 and 2010
(unaudited)

	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash payments for:
Interest	$3,456,462	$4,128,891
Income taxes	2,345,541	2,107,614

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$213,586	$701,529

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.           Significant Accounting Policies

The consolidated financial statements for the three and six month periods ended June 30, 2011 and 2010 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.  Certain immaterial reclassifications have been made to previously presented financial statements to conform to the 2011 presentation.

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

Federal Home Loan Bank advances and other long-term borrowings:  Fair values of Federal Home Loan Bank (“FHLB”) advances and other long-term borrowings are estimated using discounted cash flow analysis based on interest rates currently being offered with similar terms.

Accrued income receivable and accrued interest payable:  The carrying amounts of accrued income receivable and interest payable approximate fair value.

New Accounting Pronouncements

In April, 2011 the Financial Accounting Standards Board (“FASB”) issued guidance which modifies certain aspects contained in the Receivables topic of FASB Accounting Standards Codification (“ASC”) 310.  The standard clarifies the guidance on evaluating whether a restructuring constitutes a troubled debt restructuring,  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption is not expected to have a significant impact on the Company’s financial statements.

In June, 2011, the FASB issued guidance on comprehensive income to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the guidance requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The guidance is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

In May, 2011, the FASB issued amended guidance which eliminates terminology difference between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS) on the measurement of fair value and the related fair value disclosures.  While largely consistent with existing fair value measurement principles and disclosures, the changes were made as part of the continuing efforts to converge GAAP and IFRS.  The adoption of this guidance is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

2.           Dividends

On May 11, 2011, the Company declared a cash dividend on its common stock, payable on August 15, 2011 to stockholders of record as of August 1, 2011, equal to $0.13 per share.

Index

3.           Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2011 and 2010 were 9,427,711 and 9,432,915, respectively.  The weighted average outstanding shares for the six months ended June 30, 2011 and 2010 were 9,430,362 and 9,432,915, respectively.  The Company had no potentially dilutive securities outstanding during the periods presented.

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

5.           Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments (as described in Note 1) were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$17,409,710	$17,410,000	$15,478,133	$15,478,000
Federal funds sold	32,000	32,000	3,000,000	3,000,000
Interest bearing deposits	28,273,377	28,273,000	19,229,814	19,230,000
Securities available-for-sale	496,471,059	496,471,000	469,907,901	469,908,000
Loans receivable, net	424,979,404	425,811,000	418,093,571	415,833,000
Loans held for sale	1,553,454	1,553,000	1,993,108	1,993,000
Accrued income receivable	6,215,233	6,215,000	6,098,535	6,099,000
Financial liabilities:
Deposits	$781,775,313	$783,212,000	$743,861,644	$746,401,000
Federal funds purchased and securities sold under agreements to repurchase	46,820,461	46,820,000	54,858,701	54,859,000
Other short-term borrowings	915,180	915,000	2,047,175	2,047,000
FHLB and other long-term borrowings	36,212,679	38,998,000	36,745,497	39,303,000
Accrued interest payable	900,514	901,000	870,455	870,000

The methodology used to determine fair value as of June 30, 2011 did not change from the methodology used in the Annual Report.

6.           Fair Value Measurements

Assets and liabilities carried at fair value are required to be classified and disclosed according to the process for determining fair value.  There are three levels of determining fair value.

Index

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2011 and December 31, 2010:

Description	Total	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2011

U.S. government agencies	$81,117,000	$-	$81,117,000	$-
U.S. government mortgage-backed secuirities	154,829,000	-	154,829,000	-
State and political subdivisions	234,363,000	-	234,363,000	-
Corporate bonds	20,344,000	-	20,344,000	-
Equity securities, financial industry common stock	2,709,000	2,709,000	-	-
Equity securities, other	3,109,000	71,000	3,038,000	-

	$496,471,000	$2,780,000	$493,691,000	$-

December 31, 2010

U.S. treasury	$503,000	$503,000	$-	$-
U.S. government agencies	87,413,000	-	87,413,000	-
U.S. government mortgage-backed securities	127,349,000	-	127,349,000	-
State and political subdivisions	228,373,000	-	228,373,000	-
Corporate bonds	20,372,000	-	20,372,000	-
Equity securities, financial industry common stock	2,814,000	2,814,000	-	-
Equity securities, other	3,084,000	18,000	3,066,000	-

	$469,908,000	$3,335,000	$466,573,000	$-

Index

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of June 30, 2011 and December 31, 2010:

Description	Total	Active markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

June 30, 2011

Loans receivable	$3,509,000	$-	$-	$3,509,000
Other real estate owned	10,159,000	-	-	10,159,000

Total	$13,668,000	$-	$-	$13,668,000

December 31, 2010

Loans receivable	$3,660,000	$-	$-	$3,660,000
Other real estate owned	10,539,000	-	-	10,539,000

Total	$14,199,000	$-	$-	$14,199,000

Loans receivable in the tables above consist of impaired credits held for investment.  Impaired loans are valued by management based on collateral values underlying the loans.  Other real estate owned in the table above consists of real estate obtained through foreclosure.  Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of loans receivable evaluated for impairment and other real estate owned.

Index

7.      Debt and Equity Securities

The amortized cost of securities available for sale and their approximate fair values are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011:
U.S. government agencies	$78,915,332	$2,203,428	$(1,510)	$81,117,250
U.S. government mortgage-backed securities	150,714,340	4,129,172	(14,414)	154,829,098
State and political subdivisions	228,091,747	6,438,818	(167,324)	234,363,241
Corporate bonds	19,044,588	1,300,090	(698)	20,343,980
Equity securities, financial industry common stock	3,402,389	-	(693,748)	2,708,641
Equity securities, other	3,045,449	63,400	-	3,108,849
	$483,213,845	$14,134,908	$(877,694)	$496,471,059

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
U.S. treasury	$499,885	$3,265	$-	$503,150
U.S. government agencies	86,336,578	1,190,768	(114,727)	87,412,619
U.S. government mortgage-backed securities	125,740,846	2,237,443	(629,668)	127,348,621
State and political subdivisions	226,352,715	3,254,157	(1,234,045)	228,372,827
Corporate bonds	19,220,366	1,183,213	(31,575)	20,372,004
Equity securities, financial industry common stock	3,402,389	-	(588,208)	2,814,181
Equity securities, other	3,074,999	9,500	-	3,084,499
	$464,627,778	$7,878,346	$(2,598,223)	$469,907,901

Non-interest income for the three months ended June 30, 2011 and 2010 was primarily impacted by net security gains of approximately $165,000 and $135,000, respectively.  Non-interest income for the six months ended June 30, 2011 and 2010 was primarily impacted by net security gains of approximately $586,000 and $672,000, respectively.

Index

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011:

Securities available-for-sale:
U.S. government agencies	$500,875	$(1,510)	$-	$-	$500,875	$(1,510)
U.S. government mortgage-backed securities	5,509,977	(9,827)	1,664,000	(4,587)	7,173,977	(14,414)
State and political subdivisions	12,043,107	(166,505)	303,144	(819)	12,346,251	(167,324)
Corporate obligations	108,656	(698)	-	-	108,656	(698)
Equity securities, financial industry common stock	-	-	2,708,641	(693,748)	2,708,641	(693,748)
	$18,162,615	$(178,540)	$4,675,785	$(699,154)	$22,838,400	$(877,694)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:

Securities available-for-sale:
U.S. government agencies	$15,321,189	$(107,139)	$372,404	$(7,588)	$15,693,593	$(114,727)
U.S. government mortgage-backed securities	43,327,689	(629,668)	-	-	43,327,689	(629,668)
State and political subdivisions	53,299,308	(1,218,282)	497,051	(15,763)	53,796,359	(1,234,045)
Corporate obligations	2,022,914	(31,575)	-	-	2,022,914	(31,575)
Equity securities, financial industry common stock	-	-	2,814,181	(588,208)	2,814,181	(588,208)
	$113,971,100	$(1,986,664)	$3,683,636	$(611,559)	$117,654,736	$(2,598,223)

At June 30, 2011, debt securities have unrealized losses of $183,946.  These losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuers’ financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond ratings agencies have occurred and industry analysts’ reports.  Unrealized losses on equity securities totaled $693,748 as of June 30, 2011.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were not other-than-temporary.  Due to potential changes in conditions, it is at least reasonably possible changes in fair values and management’s assessments will occur in the near term and that such changes could lead to additional impairment charges, thereby materially affecting the amounts reported in the Company’s financial statements.

Index

8.           Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30, 2011
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Balance, March 31, 2011	$766,000	$1,421,000	$2,728,000	$516,000	$1,120,000	$702,000	$274,000	$7,527,000
Provision (credit) for loan losses	(19,000)	22,000	111,000	9,000	312,000	3,000	(33,000)	405,000
Recoveries of loans charged-off	-	-	-	-	1,000	4,000	4,000	9,000
Loans charged-off	-	(6,000)	(51,000)	-	-	(6,000)	(2,000)	(65,000)
Balance, June 30, 2011	$747,000	$1,437,000	$2,788,000	$525,000	$1,433,000	$703,000	$243,000	$7,876,000

	Six Months Ended June 30 2011
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Balance, December 31, 2010	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000
Provision (credit) for loan losses	16,000	39,000	119,000	39,000	266,000	(29,000)	(45,000)	405,000
Recoveries of loans charged-off	-	-	-	-	15,000	7,000	7,000	29,000
Loans charged-off	-	(6,000)	(51,000)	-	-	(10,000)	(12,000)	(79,000)
Balance, June 30, 2011	$747,000	$1,437,000	$2,788,000	$525,000	$1,433,000	$703,000	$243,000	$7,876,000

	Three Months Ended June 30, 2010
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Balance, March 31, 2010	$1,065,000	$1,207,000	$2,667,000	$524,000	$1,259,000	$676,000	$284,000	$7,682,000
Provision (credit) for loan losses	70,000	117,000	52,000	20,000	(88,000)	5,000	(6,000)	170,000
Recoveries of loans charged-off	-	-	-	-	3,000	9,000	13,000	25,000
Loans charged-off	-	(1,000)	-	-	-	(13,000)	(13,000)	(27,000)
Balance, June 30, 2010	$1,135,000	$1,323,000	$2,719,000	$544,000	$1,174,000	$677,000	$278,000	$7,850,000

	Six Months Ended June 30, 2010
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Balance, December 31, 2009	$1,040,000	$1,133,000	$2,683,000	$523,000	$1,199,000	$642,000	$432,000	$7,652,000
Provision (credit) for loan losses	117,000	306,000	56,000	21,000	(29,000)	40,000	(17,000)	494,000
Recoveries of loans charged-off	-	-	-	-	4,000	23,000	19,000	46,000
Loans charged-off	(22,000)	(116,000)	(20,000)	-	-	(28,000)	(156,000)	(342,000)
Balance, June 30, 2010	$1,135,000	$1,323,000	$2,719,000	$544,000	$1,174,000	$677,000	$278,000	$7,850,000

Index

Allowance for loan losses disaggregated on the basis of impairment analysis method as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Individually evaluated for impairment	$196,000	$130,000	$11,000	$-	$400,000	$-	$11,000	$748,000
Collectively evaluated for impairment	551,000	1,307,000	2,777,000	525,000	1,033,000	703,000	232,000	7,128,000
Balance June 30, 2011	$747,000	$1,437,000	$2,788,000	$525,000	$1,433,000	$703,000	$243,000	$7,876,000

	December 31, 2010
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Individually evaluated for impairment	$223,000	$158,000	$42,000	$-	$-	$-	$22,000	$445,000
Collectively evaluated for impairment	508,000	1,246,000	2,678,000	486,000	1,152,000	735,000	271,000	7,076,000
Balance December 31, 2010	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000

Loans receivable disaggregated on the basis of impairment analysis method as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Individually evaluated for impairment	$2,501,000	$2,333,000	$852,000	$-	$630,000	$-	$13,000	$6,329,000
Collectively evaluated for impairment	17,960,000	86,988,000	149,816,000	32,158,000	74,374,000	45,421,000	19,872,000	426,589,000

Balance June 30, 2011	$20,461,000	$89,321,000	$150,668,000	$32,158,000	$75,004,000	$45,421,000	$19,885,000	$432,918,000

	December 31, 2010
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Individually evaluated for impairment	$4,156,000	$1,395,000	$802,000	$-	$45,000	$-	$34,000	$6,432,000
Collectively evaluated for impairment	15,441,000	87,538,000	138,568,000	31,931,000	78,128,000	45,630,000	22,018,000	419,254,000

Balance December 31, 2010	$19,597,000	$88,933,000	$139,370,000	$31,931,000	$78,173,000	$45,630,000	$22,052,000	$425,686,000

Index

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  The following is a recap of impaired loans, on a disaggregated basis, at June 30, 2011 and December 31, 2010 and the average recorded investment and interest income recognized on these loans for the three and six months ended June 30, 2011:

	June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-
Real estate - 1 to 4 family residential	1,855,000	1,855,000	-
Real estate - commercial	217,000	217,000	-
Real estate - agricultural	-	-	-
Operating - commercial	-	-	-
Operating - agricultural	-	-	-
Consumer and other	-	-	-
Total loans with no specific reserve:	2,072,000	2,072,000	-

With an allowance recorded:
Real estate - construction	2,501,000	2,501,000	196,000
Real estate - 1 to 4 family residential	478,000	478,000	130,000
Real estate - commercial	635,000	635,000	11,000
Real estate - agricultural	-	-	-
Operating - commercial	630,000	630,000	400,000
Operating - agricultural	-	-	-
Consumer and other	13,000	13,000	11,000
Total loans with specific reserve:	4,257,000	4,257,000	748,000

Total
Real estate - construction	2,501,000	2,501,000	196,000
Real estate - 1 to 4 family residential	2,333,000	2,333,000	130,000
Real estate - commercial	852,000	852,000	11,000
Real estate - agricultural	-	-	-
Operating - commercial	630,000	630,000	400,000
Operating - agricultural	-	-	-
Consumer and other	13,000	13,000	11,000

	$6,329,000	$6,329,000	$748,000

Index

	Three Months ended June 30, 2011		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific reserve recorded:
Real estate - construction	$575,000	$182,000	$813,000	$182,000
Real estate - 1 to 4 family residential	1,178,000	-	1,067,000	-
Real estate - commercial	268,000	-	224,000	-
Real estate - agricultural	-	-	-	-
Operating - commercial	23,000	-	30,000	-
Operating - agricultural	-	-	-	-
Consumer and other	-	-	3,000	-
Total loans with no specific reserve:	2,044,000	182,000	2,137,000	182,000

With an allowance recorded:
Real estate - construction	2,639,000	-	2,714,000	-
Real estate - 1 to 4 family residential	511,000	-	523,000	-
Real estate - commercial	643,000	-	650,000	-
Real estate - agricultural	-	-	-	-
Operating - commercial	315,000	-	210,000	-
Operating - agricultural	-	-	-	-
Consumer and other	14,000	-	17,000	-
Total loans with specific reserve:	4,122,000	-	4,114,000	-

Total
Real estate - construction	3,214,000	182,000	3,527,000	182,000
Real estate - 1 to 4 family residential	1,689,000	-	1,590,000	-
Real estate - commercial	911,000	-	874,000	-
Real estate - agricultural	-	-	-	-
Operating - commercial	338,000	-	240,000	-
Operating - agricultural	-	-	-	-
Consumer and other	14,000	-	20,000	-

	$6,166,000	$182,000	$6,251,000	$182,000

Index

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no specific reserve recorded:
Real estate - construction	$1,290,000	$1,290,000	$-
Real estate - 1 to 4 family residential	846,000	846,000	-
Real estate - commercial	136,000	136,000	-
Real estate - agricultural	-	-	-
Operating - commercial	45,000	145,000	-
Operating - agricultural	-	-	-
Consumer and other	10,000	10,000	-
Total loans with no specific reserve:	2,327,000	2,427,000	-

With an allowance recorded:
Real estate - construction	2,866,000	2,866,000	223,000
Real estate - 1 to 4 family residential	549,000	549,000	158,000
Real estate - commercial	666,000	666,000	42,000
Real estate - agricultural	-	-	-
Operating - commercial	-	-	-
Operating - agricultural	-	-	-
Consumer and other	24,000	24,000	22,000
Total loans with specific reserve:	4,105,000	4,105,000	445,000

Total
Real estate - construction	4,156,000	4,156,000	223,000
Real estate - 1 to 4 family residential	1,395,000	1,395,000	158,000
Real estate - commercial	802,000	802,000	42,000
Real estate - agricultural	-	-	-
Operating - commercial	45,000	145,000	-
Operating - agricultural	-	-	-
Consumer and other	34,000	34,000	22,000

	$6,432,000	$6,532,000	$445,000

There are no significant differences between nonaccrual and impaired loan balances at June 30, 2011 and December 31, 2010.

Index

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011
	30-89 Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Greater Than 90 Days Accruing

Real estate - construction	$-	$-	$-	$20,461,000	$20,461,000	$-
Real estate - 1 to 4 family residential	1,293,000	1,525,000	2,818,000	86,503,000	89,321,000	193,000
Real estate - commercial	-	278,000	278,000	150,390,000	150,668,000	-
Real estate - agricultural	33,000	-	33,000	32,125,000	32,158,000	-
Operating - commercial	879,000	15,000	894,000	74,110,000	75,004,000	-
Operating - agricultural	-	-	-	45,421,000	45,421,000	-
Consumer and other	124,000	7,000	131,000	19,754,000	19,885,000	-

	$2,329,000	$1,825,000	$4,154,000	$428,764,000	$432,918,000	$193,000

	December 31, 2010
	30-89 Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Greater Than 90 Days Accruing

Real estate - construction	$135,000	$-	$135,000	$19,462,000	$19,597,000	$-
Real estate - 1 to 4 family residential	413,000	684,000	1,097,000	87,836,000	88,933,000	21,000
Real estate - commercial	205,000	136,000	341,000	139,029,000	139,370,000	-
Real estate - agricultural	49,000	-	49,000	31,883,000	31,932,000	-
Operating - commercial	1,399,000	45,000	1,444,000	76,728,000	78,172,000	-
Operating - agricultural	-	-	-	45,630,000	45,630,000	-
Consumer and other	131,000	10,000	141,000	21,911,000	22,052,000	-

	$2,332,000	$875,000	$3,207,000	$422,479,000	$425,686,000	$21,000

The credit risk profile as of June 30, 2011 and December 31, 2010 is as follows:

The credit risk profile by internally assigned grade, on  a disaggregated basis, at June 30, 2011 is as follows:

	Construction Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial Operating	Agricultural Operating	Total

Pass	$6,806,000	$94,499,000	$29,424,000	$63,836,000	$42,598,000	$237,163,000
Special Mention	2,927,000	43,425,000	2,187,000	9,043,000	2,285,000	59,867,000
Substandard	8,227,000	11,892,000	547,000	1,495,000	538,000	22,699,000
Substandard-Impaired	2,501,000	852,000	-	630,000	-	3,983,000

	$20,461,000	$150,668,000	$32,158,000	$75,004,000	$45,421,000	$323,712,000

Index

The credit risk profile based on payment activity, on  a disaggregated basis, at June 30, 2011 is as follows:

	1-4 Family Residential Real Estate	Consumer and Other	Total

Performing	$86,795,000	$19,872,000	$106,667,000
Non-performing	2,526,000	13,000	2,539,000

	$89,321,000	$19,885,000	$109,206,000

The credit risk profile by internally assigned grade, on  a disaggregated basis, at December 31, 2010 is as follows:

	Construction Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial Operating	Agricultural Operating	Total

Pass	$6,739,000	$83,235,000	$29,580,000	$64,791,000	$42,941,000	$227,286,000
Special Mention	3,694,000	42,137,000	2,351,000	8,922,000	1,318,000	58,422,000
Substandard	5,008,000	13,196,000	-	4,415,000	1,371,000	23,990,000
Substandard-Impaired	4,156,000	802,000	-	45,000	-	5,003,000

	$19,597,000	$139,370,000	$31,931,000	$78,173,000	$45,630,000	$314,701,000

The credit risk profile based on payment activity, on a disaggregated basis, at December 31, 2010 is as follows:

	1-4 Family Residential Real Estate	Consumer and Other	Total

Performing	$87,538,000	$22,018,000	$109,556,000
Non-performing	1,395,000	34,000	1,429,000

	$88,933,000	$22,052,000	$110,985,000

9.           Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  There were no significant events or transactions occurring after June 30, 2011, but prior to August 9, 2011 that provided additional evidence about conditions that existed at June 30, 2011.  There were no events or transactions that provided evidence about conditions that did not exist at June 30, 2011.

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

The Company had net income of $3,243,000, or $0.34 per share, for the three months ended June 30, 2011, compared to net income of $3,126,000, or $0.33 per share, for the three months ended June 30, 2010.  Total equity capital as of June 30, 2011 totaled $130.3 million or 13.0% of total assets.

The increase in quarterly earnings can be primarily attributed to higher net interest income and trust department income, offset in part by higher provision for loan losses, salaries and employee benefits and other real estate owned costs.

Net loan charge-offs for the quarter totaled $56,000, compared to net charge-offs of $2,000 in the second quarter of 2010.  The provision for loan losses for the second quarter of 2011 totaled $405,000, compared to the provision for loan losses of $170,000 for the same period in 2010.  This increase in the provision for loan losses was due primarily to a higher level of specific reserves allocated to an impaired loan.

The Company had net income of $6,716,000, or $0.71 per share, for the six months ended June 30, 2011, compared to net income of $6,396,000, or $0.68 per share, for the six months ended June 30, 2010.

Index

The increase in earnings can be primarily attributed to higher net interest income and gain on sale of loans, offset in part by lower service fees and higher salaries and employee benefits and other real estate owned costs.

Net loan charge-offs for the six months ended June 30, 2011 totaled $50,000, compared to net charge-offs of $296,000 for the six months ended June 30, 2010.  The provision for loan losses for the six months ended June 30, 2011 totaled $405,000, compared to the provision for loan losses of $494,000 for the same period in 2010.  Net loan charge-offs and the provision for loan losses remain manageable as a result of stable economic conditions in the Company’s lending.

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

•           The Company’s market in central Iowa has numerous banks, credit unions, and investment and insurance companies competing for similar business opportunities.  This competitive environment will continue to compress the Banks’ net interest margins and thus affect profitability.  Strategic planning efforts at the Company and Banks continue to focus on capitalizing on the Banks’ strengths in local markets while working to identify opportunities for improvement to gain competitive advantages.

•           The Company has $2.3 million in impaired loans, net of specific reserves totaling $196,000, with two Des Moines area development companies.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

Index

•           Other real estate owned amounted to $10.2 million and $10.5 million as of June 30, 2011 and December 31, 2010, respectively.  Other real estate owned costs amounted to $287,000 and $119,000 for the six months ended June 30, 2011 and 2010, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

•           The FDIC imposes an assessment against all depository institutions for deposit insurance.  The FDIC has the authority to increase insurance assessments.  FDIC insurance assessments amounted to $478,000 and $591,000 for the six months ended June 30, 2011 and 2010, respectively.   Through June 30, 2011, 48 banks failed compared to 161 bank failures for the year ended December 31, 2010 and 140 for the year ended December 31, 2009.  An increase in FDIC deposit assessments will have a negative impact on the Company’s earnings.

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

Index

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the FDIC and are derived from 7,574 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	June 30, 2011		March 31, 2011
	3 Months	6 Months	3 Months		Year Ended December 31,
	Ended	Ended	Ended		2010		2009
	Company	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.28%	1.34%	1.40%	0.87%	1.40%	0.66%	1.02%	0.09%

Return on equity	10.20%	10.74%	11.31%	7.75%	10.91%	5.99%	8.31%	0.90%

Net interest margin	3.63%	3.58%	3.53%	3.66%	3.74%	3.76%	3.78%	3.47%

Efficiency ratio	50.87%	50.37%	49.86%	60.75%	50.26%	57.22%	63.87%	55.53%

Capital ratio	12.57%	12.50%	12.42%	9.14%	12.80%	8.90%	12.32%	8.65%

*Latest available data

Key performances indicators include:

•           Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.28% and 1.35%, respectively, for the three month periods ending June 30, 2011 and 2010.  The decrease in this ratio in 2011 from the previous period is primarily the result of an increase in average assets, offset in part by an increase in net income.

•           Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 10.20% and 10.73%, respectively for the three month periods ending June 30, 2011 and 2010.  The decrease in this ratio in 2011 from the previous period is primarily the result of higher average equity, offset in part by an increase in net income.

•           Net Interest Margin

The net interest margin for the three months ended June 30, 2011 and 2010 was 3.63% and 3.73%, respectively.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The decrease in this ratio in 2011 is primarily the result of an increase in lower yielding investment securities.

Index

•           Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 50.87% and 51.51% for the three months ended June 30, 2011 and 2010, respectively.  The change in the efficiency ratio in 2011 from the previous period is primarily the result of increased net interest income and trust department income, offset in part by higher salaries and employee benefits.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2011:

Profits Rise for Seventh Consecutive Quarter

Bank earnings continued to benefit from falling loan-loss provisions in first quarter 2011 as FDIC-insured commercial banks and savings institutions posted their highest quarterly net income since the onset of the financial crisis. Net income totaled $29.0 billion, an $11.6 billion (66.5%) increase from first quarter 2010, and the best quarterly result since second quarter 2007. This is the seventh consecutive quarter that industry earnings have registered year-over-year gains. More than half of all institutions (56.2%) reported improved earnings, and fewer institutions were unprofitable (15.4% compared to 19.3% in first quarter 2010).

Loss Provisions Are Less than Half the Level of a Year Ago

Provisions for loan losses fell to $20.7 billion in the first quarter from $51.6 billion a year earlier. This marks the sixth quarter in a row that loss provisions have had a year-over-year decline. It is the smallest quarterly loss provision for the industry since third quarter 2007. The largest reductions in provisions occurred at credit card lenders that made sizable additions to their loan-loss reserves a year ago, but almost half of all institutions (48.9%) reported lower provisions. Fewer than a third (32.6%) increased their provisions from year-earlier levels.

Revenues Exhibit Weakness

The positive contribution from reduced provisions outweighed the negative effect of lower revenues at many institutions. Net operating revenue (net interest income plus total noninterest income) was $5.5 billion (3.2%) lower than a year ago. This is only the second time in the 27 years for which data are available that the industry has reported a year-over-year decline in quarterly net operating revenue.

Index

Decline in Revenues Is Concentrated among Large Institutions

Net interest income declined year-over-year for the first time since fourth quarter 1989, falling by $3.2 billion (3%), while noninterest income was $2.2 billion (3.7%) lower than in first quarter 2010. The reduction in net interest income was caused by narrower net interest margins and weak growth in interest-earning assets. The decline in noninterest income reflected lower revenues from service charges on deposit accounts (down $1.7 billion, or 17.3% at institutions filing Call Reports) and reduced trading income (down $1 billion, or 11.7%). Much of the reduction in net operating revenue was concentrated at larger institutions; more than half of all institutions (59.5%) reported year-over-year increases in net operating revenue, with 57.6% reporting higher net interest income and 52.1% reporting increased noninterest income. However, of the ten largest institutions, which together hold more than half of all insured institution assets, six reported year-over-year declines in net operating revenue, six had declines in noninterest income and eight reported lower net interest income.

Loan Losses Improve across All Main Loan Categories

Net loan charge-offs (NCOs) declined for a third consecutive quarter. Insured institutions charged-off $33.3 billion in the first quarter, a $19.9 billion (37.5%) decline from first quarter 2010. Almost half of all (48.9%) reported lower NCOs, while 41.5% reported increases. NCOs were lower in all major loan categories. The largest reduction occurred in credit cards, where NCOs fell by $7.3 billion (39.1%). Real estate construction loan NCOs were $3 billion (51.5%) lower than in first quarter 2010, while charge-offs of closed-end 1-4 family residential mortgages fell by $2.6 billion (29.6%). Commercial and industrial (C&I) loan NCOs also declined by $2.6 billion (43.1%).

Noncurrent Loan Balances Fall for a Fourth Consecutive Quarter

Noncurrent loan balances (loans 90 days or more past due or in nonaccrual status) fell by $17 billion (4.7%) during the quarter. At the end of March, insured institutions reported $341.7 billion in noncurrent loans and leases, down from $358.7 billion at the end of 2010. This is the fourth consecutive quarter that noncurrent loans have declined, and they are now $68.2 billion (16.6%) below the peak level reached a year ago. Half of all institutions (50.3%) reported reductions in their noncurrent loan balances, while 43.1% reported increases. Noncurrent balances declined in all major loan categories. Noncurrent C&I loans declined by $6.1 billion (21.1%), noncurrent construction and development loans fell by $4.3 billion (8.3%), and noncurrent closed-end 1-4 family residential mortgages declined by $2.8 billion (1.6%). The average noncurrent loan rate at the end of the quarter was 4.71%, the lowest level since second quarter 2009.

Most Large Banks Reduce Their Reserves

Net charge-offs exceeded loss provisions by $12.6 billion in the first quarter, contributing to a $13 billion (5.6%) drop in the industry’s loan-loss reserves. This is the fourth consecutive quarter that aggregate reserves have declined; they are now $44.9 billion (17.1%) below the peak level of a year ago. The decline in reserves was concentrated among the largest banks. Sixteen of the 19 institutions with assets greater than $100 billion reduced their reserves in the first quarter, and almost two-thirds of institutions with assets between $10 billion and $100 billion (63.2%) also reported reserve declines. Some of the largest reductions in reserves occurred at credit card lenders. In contrast to the trend at large banks, most institutions with less than $1 billion in assets (60.1%) increased their reserves during the quarter.

Index

Capital Levels Improve

Additions to capital in the first quarter surpassed the decline in reserves. Bank equity capital increased by $25.1 billion (1.7%), as retained earnings contributed $13.9 billion. Total risk-based capital increased by $17.8 billion (1.3%). Tier 1 leverage capital increased by $25.8 billion (2.2%), but tier 2 capital fell by $7.9 billion (3.4%), reflecting lower loan-loss reserves. At the end of the quarter, 96% of all institutions, representing over 99% of total industry assets, met or exceeded the highest regulatory capital requirements as defined for Prompt Corrective Action (PCA) purposes. Industry averages for all three regulatory capital ratios rose to all-time high levels, driven by improvements at the largest institutions.

Asset Growth Occurs Outside Loan Portfolios

Total assets of insured institutions increased by $94.7 billion (0.7%) during the quarter.  Balances with Federal Reserve banks increased by $116.3 billion (23.5%) at Call Report filers with $300 million or more in total assets. Mortgage-backed securities holdings rose by $34.5 billion (2.3%). Total loan and lease balances continued to fall, declining by $126.6 billion (1.7%). This is the fifth-largest quarterly percentage decline in loan balances in the 28 years for which data are available, and it marks the tenth time in the last eleven quarters that reported loan balances have fallen (the one exception was caused by the implementation of FASB 166 and 167, which resulted in the consolidation of as much as $400 billion in securitized loans onto banks’ balance sheets in first quarter 2010). The largest declines in loan balances were in 1-4 family residential mortgages, which fell by $63.8 billion (3.4%), credit cards (down $38.9 billion, or 5.5%), and in real estate construction and development loans, which declined by $25.9 billion (8.1%). Balances fell in most major loan categories, with the exception of C&I loans, which increased by $18.1 billion (1.5%) and loans to depository institutions, which rose by $10.2 billion (9.3%). Almost half of the growth in C&I loans (47%) represented loans to non-U.S. borrowers, while 86.2% of the increase in loans to depository institutions consisted of loans to foreign banks. At the end of March, net loans and leases represented 52.4% of insured institutions’ assets, the lowest share since the early 1970s.

Deposit Growth Remains Strong

Deposits at FDIC-insured institutions increased by $178.8 billion (1.9%), as deposits in foreign offices rose by $61.4 billion (4%), and domestic office deposits grew by $117.4 billion (1.5%). Noninterest- deposits in domestic offices increased by $58.3 billion (3.5%), while interest-bearing deposits were up by $59.1 billion (1%). Nondeposit liabilities fell by $101.1 billion (4.2%), with Fed funds purchased declining by $44.6 billion (37.5%), and FHLB advances falling by $28.6 billion (7.4%).

The Pace of Bank Failures Slows

The number of insured commercial banks and savings institutions reporting financial results declined from 7,658 to 7,574 in the first quarter. One new reporting institution was added during the quarter, while 56 institutions were absorbed by mergers and 26 institutions failed. One report had not been received at the time these data were prepared. The number of institutions on the FDIC’s “Problem List” increased from 884 to 888 during the quarter. Assets of “problem” institutions increased from $390 billion to $397 billion. Insured institutions reported 2.09 million full-time equivalent employees in the first quarter, an increase of 65,632 (3.2%) from first quarter 2010.

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

Index

Income Statement Review for the Three Months ended June 30, 2011

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended June 30, 2011 and 2010:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended June 30,

	2011			2010

	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$77,980	$1,008	5.17%	$69,555	$926	5.32%
Agricultural	45,193	625	5.53%	42,852	625	5.83%
Real estate	285,317	4,094	5.74%	285,482	4,157	5.82%
Consumer and other	21,427	273	5.10%	22,981	316	5.50%

Total loans (including fees)	429,917	6,000	5.58%	420,870	6,024	5.73%

Investment securities
Taxable	265,544	1,796	2.71%	236,131	1,771	3.00%
Tax-exempt 2	219,884	2,507	4.56%	181,940	2,195	4.83%
Total investment securities	485,428	4,303	3.55%	418,071	3,966	3.79%

Interest bearing deposits with banks and federal funds sold	42,496	117	1.10%	35,692	129	1.45%

Total interest-earning assets	957,841	$10,420	4.35%	874,633	$10,119	4.63%

Noninterest-earning assets	53,884			52,670

TOTAL ASSETS	$1,011,725			$927,303

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended June 30,
	2011			2010

	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$454,626	$367	0.32%	$395,083	$359	0.36%
Time deposits > $100,000	99,172	404	1.63%	88,119	414	1.88%
Time deposits < $100,000	141,102	612	1.74%	148,493	791	2.13%
Total deposits	694,900	1,383	0.80%	631,695	1,564	0.99%
Other borrowed funds	78,119	354	1.81%	84,056	403	1.92%

Total Interest-bearing liabilities	773,019	1,737	0.90%	715,751	1,967	1.10%

Noninterest-bearing liabilities
Demand deposits	106,277			90,330
Other liabilities	5,282			4,711

Stockholders' equity	127,147			116,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,011,725			$927,303

Net interest income		$8,683	3.63%		$8,152	3.73%

Spread Analysis
Interest income/average assets	$10,420	4.12%		$10,119	4.37%
Interest expense/average assets	$1,737	0.69%		$1,967	0.85%
Net interest income/average assets	$8,683	3.43%		$8,152	3.52%

Net Interest Income

For the three months ended June 30, 2011 and 2010, the Company's net interest margin adjusted for tax exempt income was 3.63% and 3.73%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2011 totaled $7,807,000 compared to $7,387,000 for the three months ended June 30, 2010.

For the three months ended June 30, 2011, interest income increased $191,000 or 2.0% when compared to the same period in 2010.  The increase from 2010 was primarily attributable to recognition of nonaccrual interest income and higher average balance of investment securities, offset in part by lower average yields on loans and investment securities.

Interest expense decreased $229,000 or 11.6% for the three months ended June 30, 2011 when compared to the same period in 2010.  The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits.

Index

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2011 was $405,000 compared to a provision for loan losses of $170,000 for the three months ended June 30, 2010.  A higher level of specific reserves was allocated to an impaired loan which leads to a higher provision for loan losses.  Net charge-offs of $56,000 were realized in the three months ended June 30, 2011 and compare to net charge-offs of $2,000 for the three months ended June 30, 2010.

Non-interest Income and Expense

Non-interest income increased $121,000 during the three months ended June 30, 2011 compared to the same period in 2010 primarily as a result of higher trust department income, offset in part by a decrease in service fees.  The increase in trust department income was due primarily to increases in the number of customer relationships and income related to improving fair values for fee based managed assets.  The decrease in service fees was primarily due to lower overdraft fees due in part to regulatory changes associated with the Dodd-Frank Act.  Excluding net security gains for the three months ending June 30, 2011 and 2010, non-interest income increased $91,000, or 6.1%.

Non-interest expense increased $217,000 or 4.7% for the three months ended June 30, 2011 compared to the same period in 2010 can be mainly attributed to higher salaries and employee benefit and other real estate owned costs, offset in part by a decrease in FDIC insurance assessments. The increase in salaries and benefit costs were due to normal salary increases and increasing incentive pay as the result of higher profitability.  The increase in other real estate owned costs were due primarily to impairment write-downs in 2011 as compared to 2010.  The lower FDIC insurance assessments are due primarily to lower assessment rates.

Income Taxes

The provision for income taxes expense for the three months ended June 30, 2011 and 2010 was $1,039,000 and $1,067,000, representing an effective tax rate of 24% and 25%, respectively.  The decrease in income tax expense was due primarily to an increased effect of income from tax exempt securities in 2011, offset in part by higher pretax earnings in 2011.

Index

Income Statement Review for the Six Months ended June 30, 2011

The following highlights a comparative discussion of the major components of net income and their impact for the six month periods ended June 30, 2011 and 2010:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months ended June 30,

	2011			2010

	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$78,217	$2,011	5.14%	$68,802	$1,918	5.58%
Agricultural	43,361	1,199	5.53%	41,272	1,207	5.85%
Real estate	283,009	7,975	5.64%	285,766	8,360	5.85%
Consumer and other	21,617	553	5.12%	23,556	638	5.42%

Total loans (including fees)	426,204	11,738	5.51%	419,396	12,123	5.78%

Investment securities
Taxable	263,574	3,459	2.62%	237,936	3,598	3.02%
Tax-exempt 2	218,786	5,023	4.59%	176,234	4,291	4.87%
Total investment securities	482,360	8,482	3.52%	414,170	7,889	3.81%

Interest bearing deposits with banks and federal funds sold	39,002	225	1.15%	31,195	259	1.66%

Total interest-earning assets	947,566	$20,445	4.32%	864,761	$20,271	4.69%

Noninterest-earning assets	52,787			55,104

TOTAL ASSETS	$1,000,353			$919,865

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months ended June 30,

	2011			2010

	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$437,755	$693	0.32%	$386,570	$708	0.37%
Time deposits > $100,000	99,155	816	1.65%	88,967	865	1.94%
Time deposits < $100,000	141,574	1,245	1.76%	149,842	1,653	2.21%
Total deposits	678,484	2,754	0.81%	625,379	3,226	1.03%
Other borrowed funds	87,039	733	1.68%	84,065	805	1.92%

Total Interest-bearing liabilities	765,523	3,487	0.91%	709,444	4,031	1.14%

Noninterest-bearing liabilities
Demand deposits	104,590			90,325
Other liabilities	5,229			4,781

Stockholders' equity	125,011			115,315

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,000,353			$919,865

Net interest income		$16,958	3.58%		$16,240	3.76%

Spread Analysis
Interest income/average assets	$20,445	4.09%		$20,271	4.41%
Interest expense/average assets	$3,487	0.70%		$4,031	0.88%
Net interest income/average assets	$16,958	3.39%		$16,240	3.53%

Net Interest Income

For the six months ended June 30, 2011 and 2010, the Company's net interest margin adjusted for tax exempt income was 3.58% and 3.76%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2011 totaled $15,205,000 compared to $14,744,000 for the six months ended June 30, 2010.

For the six months ended June 30, 2011, interest income decreased $84,000 or 0.4% when compared to the same period in 2010.  The decrease from 2010 was primarily attributable to lower average yields on loans and investment securities, offset in part by the recognition of nonaccrual interest income and higher average balances of investment securities.

Index

Interest expense decreased $545,000 or 13.5% for the six months ended June 30, 2011 when compared to the same period in 2010.  The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2011 was $405,000 compared to a provision for loan losses of $494,000 for the six months ended June 30, 2010.  The provision for loan losses in 2011 was primarily due to an increase in the allowance for loan losses on an impaired credit.  The provision for loan losses in 2010 was due primarily to net charge-offs.  Net charge-offs of $50,000 were realized in the six months ended June 30, 2011 and compare to net charge-offs of $296,000 for the six months ended June 30, 2010

Non-interest Income and Expense

Non-interest income increased $10,000 during the six months ended June 30, 2011 compared to the same period in 2010 primarily as the result of an increase in gain on the sale of loans held for sale and trust department income, offset in part by a decrease in service fees.  The increase in gain on sale of loans held for sale is primarily due to an increased volume of loans sold.  The increase in trust department income was due primarily to increases in the number of customer relationships and income related to improving fair values for fee based managed assets.  The decreases in service fees are primarily due to lower overdraft fees due in part to regulatory changes associated with the Dodd-Frank Act.  Excluding net security gains for the six months ending June 30, 2011 and 2010, non-interest income increased $96,000, or 3.3%.

Non-interest expense increased $293,000 or 3.2% for the six months ended June 30, 2011 compared to the same period in 2010 can be mainly attributed to higher salaries and employee benefit costs and other real estate owned costs, offset in part by a decrease in FDIC insurance assessments. The increase in salaries and benefit costs were due to normal salary increases and increasing incentive pay as the result of higher profitability.  The higher other real estate owned costs are primarily due to impairment write downs.  The lower FDIC insurance assessments are due primarily to lower assessment rates.

Income Taxes

The provision for income taxes expense for the six months ended June 30, 2011 and 2010 was $2,202,000 and $2,255,000, representing an effective tax rate of 25% and 26%, respectively.  The decrease in income tax expense was due primarily to an increased effect of income from tax exempt securities in 2011, offset in part by higher pretax earnings in 2011.

Balance Sheet Review

As of June 30, 2011, total assets were $1,000,556,000, a $37,582,000 increase compared to December 31, 2010.  The increase in securities available-for-sale, interest bearing deposits in financial institutions and loans were funded primarily by an increase in deposits, partially offset by a decrease in securities sold under repurchase agreement.

Investment Portfolio

The investment portfolio totaled $496,471,000 as of June 30, 2011, 5.7% higher than the December 31, 2010 balance of $469,908,000.  The increase in the investment portfolio was primarily due to an increase in U.S. government mortgage-backed securities, offset in part by a decrease in U.S. government agency securities.

Index

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment.  As of June 30, 2011, gross unrealized losses of $878,000, are considered to be temporary in nature due to the general economic conditions and other factors.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell impaired securities and management believes it is more likely than not that the Company will hold these securities until recovery of their cost basis to avoid considering an impairment to be other-than-temporary.

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, increased $6,886,000, or 1.6%, during the six months as net loans totaled $424,979,000 as of June 30, 2011 compared to $418,094,000 as of December 31, 2010.  The increase in the loan portfolio is primarily due to an increase in the commercial real estate loan portfolio.

Deposits

Deposits totaled $781,775,000 as of June 30, 2011, an increase of $37,914,000 from December 31, 2010.  The increase in deposits occurred in NOW, savings, money market and time deposit accounts $100,000 and over and the increases occurred in public, commercial and retail types of deposit accounts.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase totaled $46,820,000 as of June 30, 2011, $8,038,000 lower than December 31, 2010.  This decrease is due primarily to a decrease in securities sold under agreement to repurchase, offset in part by an increase in federal funds purchased.  The decrease in securities sold under agreements to repurchase is primarily due to decreases related to two customers accounts.

Federal Home Loan Bank (“FHLB”) Advances and Other Long-Term Borrowings

FHLB advances and other long-term borrowings totaled $36,213,000 and $36,745,000 as of June 30, 2011 and December 31, 2010, respectively.  During the six months ended June 30, 2011, payments on FHLB advances amounted to $532,000.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on June 30, 2011 totaled $424,979,000 compared to $418,094,000 as of December 31, 2010.  Net loans comprise 42.5% of total assets as of June 30, 2011.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of non-accrual loans and loans past due 90 days or more) as a percentage of total loans was 1.48% at June 30, 2011, as compared to 1.79% at December 31, 2010 and 1.86% at June 30, 2010.  The Company’s level of problem loans as a percentage of total loans at June 30, 2011 of 1.48% is lower than the Company’s peer group (299 bank holding companies with assets of $1 billion to $3 billion) of 3.43% as of March 31, 2011.

Index

Impaired loans, net of specific reserves, totaled $5,581,000 as of June 30, 2011 compared to impaired loans of $5,987,000 as of December 31, 2010 and $6,834,000 as of June 30, 2010.  The decrease in impaired loans from December 31, 2010 to June 30, 2011, is due primarily to increased allowance for loan loss related to on one impaired credit.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company applies its normal loan review procedures to identify loans that should be evaluated for impairment.

We monitor and report our troubled debt restructuring on a quarterly basis.  At June 30, 2011, troubled debt restructurings were not a material portion of the loan portfolio.  We review 90 days past due loans that are still accruing interest no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.  As of June 30, 2011, non-accrual loans totaled $6,215,000; loans past due 90 days and still accruing totaled $193,000.  This compares to non-accrual loans of $6,277,000 and loans past due 90 days and still accruing of $21,000 on December 31, 2010.  Other real estate owned totaled $10,159,000 as of June 30, 2011 and $10,539,000 as of December 31, 2010.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2011 and December 31, 2010 was 1.82% and 1.77%, respectively. The allowance for loan losses totaled $7,876,000 and $7,521,000 as of June 30, 2011 and December 31, 2010, respectively.  Net charge-offs of loans for the six months ended June 30, 2011 totaled $50,000, compared to net charge-offs of loans of $296,000 for the six months ended June 30, 2010.

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

Index

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include federal funds purchased lines, FHLB advances and other capital market sources.

 As of June 30, 2011, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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
•          Company Only Cash Flows
•          Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•          Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of June 30, 2011 and December 31, 2010 totaled $45,715,000 and $37,708,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of June 30, 2011 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $73,250,000, with $16,213,000 of outstanding FHLB advances at June 30, 2011.  Federal funds borrowing capacity at correspondent banks was $109,780,000, with $10,800,000 of outstanding federal fund balances as of June 30, 2011. The Company had securities sold under agreements to repurchase totaling $36,020,000 and long-term repurchase agreements of $20,000,000 as of June 30, 2011.

Total investments as of June 30, 2011 were $496,471,000 compared to $469,908,000 as of December 31, 2010.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of June 30, 2011.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2011 totaled $10,076,000 compared to the $7,248,000 provided by the six months ended June 30, 2010.  The increase in net cash provided by operating activities was primarily related to changes in loans held for sale and increase in amortization.

Net cash used in investing activities for the six months ended June 30, 2011 was $33,717,000 and compared to $12,092,000 for the six months ended June 30, 2010. The increase in net cash used in investing activities was primarily due to changes in securities available-for-sale, interest bearing deposits in financial institutions and loans, offset in part by changes in federal funds sold.

Index

Net cash provided by financing activities for the six months ended June 30, 2011 totaled $25,572,000 compared to $2,718,000 for the six months ended June 30, 2010.  The increase in net cash provided by financing activities was primarily due to changes in deposits, offset in part by decreases in decreases in securities sold under agreements to repurchase and changes in borrowings.  As of June 30, 2011, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the six months ended June 30, 2011, dividends paid by the Banks to the Company amounted to $2,642,000 compared to $1,700,000 for the same period in 2010.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  The quarterly dividend declared by the Company increased to $0.13 per share in 2011 from $0.11 per share in 2010.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $11,450,000 as of June 30, 2011 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of June 30, 2011 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2011 totaled $130,277,000 and was higher than the $121,363,000 recorded as of December 31, 2010.  At June 30, 2011 and December 31, 2010, stockholders’ equity as a percentage of total assets was 13.02% and 12.60%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of June 30, 2011.

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

Item 1.                  Legal Proceedings

                              Not applicable

Item 1.A.              Risk Factors

The following paragraphs supplement the discussion under Items 1A “Risk Factors” in the Company’s Annual Report:

Regulatory concerns.

On March 16, 2009, the Office of the Comptroller of the Currency (OCC) informed the Company’s lead bank, First National, of the OCC’s decision to establish individual minimum capital ratios for First National in excess of the capital ratios that would otherwise be imposed under applicable regulatory standards.  The OCC was requiring First National to maintain, on an ongoing basis, Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  As of June 22, 2011, the OCC lifted the above imposed individual minimum capital ratios.

Index

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

In May, 2011, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock.  At June 30, 2011, there were 77,967 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicaly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under The Plan

April 1, 2011 to April 30, 2011	-	$-	-	100,000

May 1, 2011 to May 31, 2011	-	$-	-	100,000

June 1, 2011 to June 30, 2011	22,033	$17.00	22,033	77,967

Total	22,033		22,033

Item 3.                  Defaults Upon Senior Securities

                              Not applicable

Item 4.                  Removed and Reserved

Item 5.                  Other information

              Not applicable

Item 6.                  Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
These interactive data files shall not be deemed filed for the purposes of Section 11 or 12 of the Securities Exchange Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES NATIONAL CORPORATION

DATE: August 9, 2011	By: /s/ Thomas H. Pohlman

Thomas H. Pohlman, President
(Principal Executive Officer)

By: /s/ John P. Nelson

John P. Nelson, Vice President
(Principal Financial Officer)

Index

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	-Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	-Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	-Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	-Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
These interactive data files shall not be deemed filed for the purposes of Section 11 or 12 of the Securities Exchange Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.