Form 10-Q
period 2011-09-30
AMES NATIONAL CORP
filed 2011-11-09
CIK 1132651

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,354,693
(Class)	(Shares Outstanding at October 26, 2011)

AMES NATIONAL CORPORATION

INDEX

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
ASSETS	2011	2010

Cash and due from banks	$23,033,128	$15,478,133
Federal funds sold	-	3,000,000
Interest bearing deposits in financial institutions	34,581,968	19,229,814
Securities available-for-sale	500,084,113	469,907,901
Loans receivable, net	428,364,432	418,093,571
Loans held for sale	1,303,825	1,993,108
Bank premises and equipment, net	11,427,144	11,538,588
Accrued income receivable	7,320,692	6,098,535
Deferred income taxes	-	3,305,983
Other real estate owned	9,885,618	10,538,883
Other assets	4,227,090	3,790,329

Total assets	$1,020,228,010	$962,974,845

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$116,786,018	$105,513,143
NOW accounts	230,266,256	201,230,880
Savings and money market	208,990,036	199,017,213
Time, $100,000 and over	103,098,557	94,858,053
Other time	141,095,598	143,242,355
Total deposits	800,236,465	743,861,644

Federal funds purchased and securities sold under agreements to repurchase	40,088,022	54,858,701
Other short-term borrowings	1,001,014	2,047,175
Federal Home Loan Bank advances	19,195,476	16,745,497
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,217,669	1,037,621
Deferred income taxes	1,159,697	-
Accrued expenses and other liabilities	3,813,896	3,061,183
Total liabilities	886,712,239	841,611,821

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares;issued 9,432,915 shares; outstanding 9,366,684 shares as of September 30, 2011 and 9,432,915 shares as of December 31, 2010	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	83,157,897	76,519,493
Treasury stock, at cost; 66,231 shares and no shares at September 30, 2011 and December 31, 2010, respectively	(1,089,975)	-
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	9,930,797	3,326,479
Total stockholders' equity	133,515,771	121,363,024

Total liabilities and stockholders' equity	$1,020,228,010	$962,974,845

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest income:
Loans, including fees	$5,905,777	$6,094,728	$17,646,097	$18,217,937
Securities:
Taxable	1,906,708	1,737,458	5,365,245	5,335,686
Tax-exempt	1,624,310	1,480,513	4,892,269	4,275,663
Interest bearing deposits and federal funds sold	112,929	108,764	337,622	368,075
Total interest income	9,549,724	9,421,463	28,241,233	28,197,361

Interest expense:
Deposits	1,323,083	1,452,764	4,076,697	4,678,728
Other borrowed funds	353,739	454,747	1,086,646	1,260,209
Total interest expense	1,676,822	1,907,511	5,163,343	5,938,937

Net interest income	7,872,902	7,513,952	23,077,890	22,258,424

Provision for loan losses	4,904	74,197	409,692	568,411

Net interest income after provision for loan losses	7,867,998	7,439,755	22,668,198	21,690,013

Noninterest income:
Trust services income	547,917	522,892	1,619,617	1,518,906
Service fees	401,055	410,107	1,095,273	1,245,295
Securities gains, net	361,444	297,046	947,570	968,859
Gain on sale of loans held for sale	252,163	255,899	680,551	580,888
Merchant and ATM fees	183,987	193,059	555,481	553,583
Other noninterest income	180,558	163,935	608,048	544,715
Total noninterest income	1,927,124	1,842,938	5,506,540	5,412,246

Noninterest expense:
Salaries and employee benefits	2,945,361	2,691,013	8,667,217	7,995,597
Data processing	524,602	483,436	1,451,420	1,429,081
Occupancy expenses	349,918	350,284	1,066,383	1,116,393
FDIC insurance assessments	129,289	268,867	607,785	860,333
Other real estate owned	280,482	34,602	567,212	153,909
Other operating expenses, net	670,714	676,601	2,002,262	2,118,078
Total noninterest expense	4,900,366	4,504,803	14,362,279	13,673,391

Income before income taxes	4,894,756	4,777,890	13,812,459	13,428,868

Provision for income taxes	1,304,882	1,226,579	3,506,692	3,481,951

Net income	$3,589,874	$3,551,311	$10,305,767	$9,946,917

Basic and diluted earnings per share	$0.38	$0.38	$1.09	$1.05

Dividends declared per share	$0.13	$0.11	$0.39	$0.33

Comprehensive income	$5,168,626	$5,530,706	$16,910,085	$13,963,957

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010
(unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,305,767	$9,946,917
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	409,692	568,411
Provision for off-balance sheet commitments	5,000	13,000
Amortization, net	3,639,781	2,199,752
Depreciation	557,477	562,169
Provision for deferred income taxes	586,954	417,766
Securities gains, net	(947,570)	(973,359)
Other-than-temporary impairment of investment securities	-	4,500
Impairment of other real estate owned	335,048	14,900
Gain on sale of other real estate owned	(76,178)	(37,044)
Change in assets and liabilities:
Decrease (increase) in loans held for sale	689,283	(1,477,959)
Increase in accrued income receivable	(1,222,157)	(1,411,532)
Decrease (increase) in other assets	(444,821)	628,566
Increase in accrued expenses and other liabilities	747,713	626,022
Net cash provided by operating activities	14,585,989	11,082,109

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(156,980,283)	(137,545,777)
Proceeds from sale of securities available-for-sale	23,684,117	20,828,076
Proceeds from maturities and calls of securities available-for-sale	110,908,297	103,252,490
Net increase in interest bearing deposits in financial institutions	(15,349,664)	(3,418,424)
Net decrease in federal funds sold	3,000,000	-
Net decrease (increase) in loans	(10,894,139)	14,095,867
Net proceeds from the sale of other real estate owned	657,766	998,213
Purchase of bank premises and equipment, net	(437,973)	(308,359)
Other changes in other real estate owned	(49,785)	3,165
Net cash used in investing activities	(45,461,664)	(2,094,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	56,374,821	(17,227,262)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(14,770,679)	6,756,946
Payments from other short-term borrowings, net	(1,046,161)	24,437
Proceeds from FHLB and other long-term borrowings	4,000,000	2,500,000
Payments on FHLB and other long-term borrowings	(1,550,021)	(2,500,000)
Purchase of treasury stock	(1,089,975)	-
Dividends paid	(3,487,315)	(3,018,533)
Net cash provided by (used in) financing activities	38,430,670	(13,464,412)

Net increase (decrease) in cash and due from banks	7,554,995	(4,477,052)

CASH AND DUE FROM BANKS
Beginning	15,478,133	18,796,664
Ending	$23,033,128	$14,319,612

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine Months Ended September 30, 2011 and 2010
(unaudited)

	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,189,947	$6,093,459
Income taxes	3,204,391	3,193,009

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES

Transfer of loans to other real estate owned	$213,586	$950,004

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.           Significant Accounting Policies

The consolidated financial statements for the three and nine month periods ended September 30, 2011 and 2010 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements

In April, 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which modifies certain aspects contained in the Receivables topic of FASB Accounting Standards Codification (“ASC”) 310.  The standard clarifies the guidance on evaluating whether a receivable term modification constitutes a troubled debt restructuring,  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption did not have a significant impact on the Company’s financial statements.

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

2.           Dividends

On August 10, 2011, the Company declared a cash dividend on its common stock, payable on November 15, 2011 to stockholders of record as of November 1, 2011, equal to $0.13 per share.

3.           Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2011 and 2010 were 9,399,336 and 9,432,915, respectively.  The weighted average outstanding shares for the nine months ended September 30, 2011 and 2010 were 9,419,731 and 9,432,915, respectively.  The Company had no potentially dilutive securities outstanding during the periods presented.

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

5.           Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) were as follows:

	September 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$23,033,128	$23,033,000	$15,478,133	$15,478,000
Federal funds sold	-	-	3,000,000	3,000,000
Interest bearing deposits	34,581,968	34,582,000	19,229,814	19,230,000
Securities available-for-sale	500,084,113	500,084,000	469,907,901	469,908,000
Loans receivable, net	428,364,432	435,254,000	418,093,571	415,833,000
Loans held for sale	1,303,825	1,304,000	1,993,108	1,993,000
Accrued income receivable	7,320,692	7,321,000	6,098,535	6,099,000
Financial liabilities:
Deposits	$800,236,465	$803,492,000	$743,861,644	$746,401,000
Federal funds purchased and securities sold under agreements to repurchase	40,088,022	40,088,000	54,858,701	54,859,000
Other short-term borrowings	1,001,014	1,001,000	2,047,175	2,047,000
FHLB and other long-term borrowings	39,195,476	42,590,000	36,745,497	39,303,000
Accrued interest payable	843,851	844,000	870,455	870,000

The methodology used to determine fair value as of September 30, 2011 did not change from the methodology used in the December 31, 2010 Annual Report.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2011 and December 31, 2010:

		Quoted Prices in	Significant Other	Significant
		Active markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2011

U.S. government agencies	$71,454,000	$-	$71,454,000	$-
U.S. government mortgage-backed securities	151,854,000	-	151,854,000	-
State and political subdivisions	250,806,000	-	250,806,000	-
Corporate bonds	20,398,000	-	20,398,000	-
Equity securities, financial industry common stock	2,434,000	2,434,000	-	-
Equity securities, other	3,138,000	-	3,138,000	-

	$500,084,000	$2,434,000	$497,650,000	$-

December 31, 2010

U.S. treasury	$503,000	$503,000	$-	$-
U.S. government agencies	87,413,000	-	87,413,000	-
U.S. government mortgage-backed securities	127,349,000	-	127,349,000	-
State and political subdivisions	228,373,000	-	228,373,000	-
Corporate bonds	20,372,000	-	20,372,000	-
Equity securities, financial industry common stock	2,814,000	2,814,000	-	-
Equity securities, other	3,084,000	18,000	3,066,000	-

	$469,908,000	$3,335,000	$466,573,000	$-

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

Index

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of September 30, 2011 and December 31, 2010:

		Quoted Prices in	Significant Other	Significant
		Active markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2011

Loans receivable	$2,222,000	$-	$-	$2,222,000
Other real estate owned	9,886,000	-	-	9,886,000

Total	$12,108,000	$-	$-	$12,108,000

December 31, 2010

Loans receivable	$3,660,000	$-	$-	$3,660,000
Other real estate owned	10,539,000	-	-	10,539,000

Total	$14,199,000	$-	$-	$14,199,000

Loans receivable in the tables above consist of impaired credits held for investment.  Impaired loans are valued by management based on collateral values underlying the loans.  Other real estate owned in the table above consists of real estate obtained through foreclosure.  Management uses appraised values and adjusts for trends observed in the market and the expected disposition costs in determining the value of loans receivable and other real estate owned which have been evaluated for impairment.

Index

7.      Debt and Equity Securities

The amortized cost of securities available for sale and their fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2011:
U.S. government agencies	$68,798,237	$2,662,207	$(6,712)	$71,453,732
U.S. government mortgage-backed securities	147,436,251	4,478,057	(59,734)	151,854,574
State and political subdivisions	241,539,860	9,331,351	(64,830)	250,806,381
Corporate bonds	20,006,407	581,561	(190,303)	20,397,665
Equity securities, financial industry common stock	3,402,389	-	(968,428)	2,433,961
Equity securities, other	3,137,800	-	-	3,137,800
	$484,320,944	$17,053,176	$(1,290,007)	$500,084,113

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2010:
U.S. treasury	$499,885	$3,265	$-	$503,150
U.S. government agencies	86,336,578	1,190,768	(114,727)	87,412,619
U.S. government mortgage-backed securities	125,740,846	2,237,443	(629,668)	127,348,621
State and political subdivisions	226,352,715	3,254,157	(1,234,045)	228,372,827
Corporate bonds	19,220,366	1,183,213	(31,575)	20,372,004
Equity securities, financial industry common stock	3,402,389	-	(588,208)	2,814,181
Equity securities, other	3,074,999	9,500	-	3,084,499
	$464,627,778	$7,878,346	$(2,598,223)	$469,907,901

Non-interest income for the three months ended September 30, 2011 and 2010 was impacted by net security gains of approximately $361,000 and $297,000, respectively.  Non-interest income for the nine months ended September 30, 2011 and 2010 was impacted by net security gains of approximately $948,000 and $969,000, respectively.

Index

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2011:

Securities available-for-sale:
U.S. government agencies	$3,192,980	$(6,712)	$-	$-	$3,192,980	$(6,712)
U.S. government mortgage-backed securities	10,078,404	(59,734)	-	-	10,078,404	(59,734)
State and political subdivisions	3,883,304	(61,756)	453,563	(3,074)	4,336,867	(64,830)
Corporate obligations	4,714,281	(190,303)	-	-	4,714,281	(190,303)
Equity securities, financial industry common stock	-	-	2,433,961	(968,428)	2,433,961	(968,428)
	$21,868,969	$(318,505)	$2,887,524	$(971,502)	$24,756,493	$(1,290,007)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010:

Securities available-for-sale:
U.S. government agencies	$15,321,189	$(107,139)	$372,404	$(7,588)	$15,693,593	$(114,727)
U.S. government mortgage-backed securities	43,327,689	(629,668)	-	-	43,327,689	(629,668)
State and political subdivisions	53,299,308	(1,218,282)	497,051	(15,763)	53,796,359	(1,234,045)
Corporate obligations	2,022,914	(31,575)	-	-	2,022,914	(31,575)
Equity securities, financial industry common stock	-	-	2,814,181	(588,208)	2,814,181	(588,208)
	$113,971,100	$(1,986,664)	$3,683,636	$(611,559)	$117,654,736	$(2,598,223)

At September 30, 2011, debt securities have unrealized losses of $321,579.  These losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuers’ financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond ratings agencies have occurred and industry analysts’ reports.  Unrealized losses on equity securities totaled $968,428 as of September 30, 2011.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were not other-than-temporary.  Due to potential changes in conditions, it is at least reasonably possible changes in fair values and management’s assessments will occur in the near term and that such changes could lead to additional impairment charges, thereby materially affecting the amounts reported in the Company’s financial statements.

Index

8.           Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30, 2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2011	$747,000	$1,437,000	$2,788,000	$525,000	$1,433,000	$703,000	$243,000	$7,876,000
Provision (credit) for loan losses	25,000	(17,000)	4,000	(18,000)	(35,000)	27,000	19,000	5,000
Recoveries of loans charged-off	-	-	-	-	5,000	4,000	5,000	14,000
Loans charged-off	-	-	-	-	(2,000)	(7,000)	(21,000)	(30,000)
Balance, September 30, 2011	$772,000	$1,420,000	$2,792,000	$507,000	$1,401,000	$727,000	$246,000	$7,865,000

	Nine Months Ended September 30 2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2010	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000
Provision (credit) for loan losses	41,000	22,000	123,000	21,000	231,000	(2,000)	(26,000)	410,000
Recoveries of loans charged-off	-	-	-	-	20,000	11,000	12,000	43,000
Loans charged-off	-	(6,000)	(51,000)	-	(2,000)	(17,000)	(33,000)	(109,000)
Balance, September 30, 2011	$772,000	$1,420,000	$2,792,000	$507,000	$1,401,000	$727,000	$246,000	$7,865,000

	Three Months Ended September 30, 2010
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2010	$1,135,000	$1,323,000	$2,719,000	$544,000	$1,174,000	$677,000	$278,000	$7,850,000
Provision (credit) for loan losses	(385,000)	57,000	129,000	30,000	114,000	21,000	108,000	74,000
Recoveries of loans charged-off	-	-	-	-	-	-	11,000	11,000
Loans charged-off	-	(22,000)	-	(50,000)	(279,000)	-	(13,000)	(364,000)
Balance, September 30, 2010	$750,000	$1,358,000	$2,848,000	$524,000	$1,009,000	$698,000	$384,000	$7,571,000

	Nine Months Ended September 30, 2010
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2009	$1,040,000	$1,133,000	$2,683,000	$523,000	$1,199,000	$642,000	$432,000	$7,652,000
Provision (credit) for loan losses	(268,000)	363,000	185,000	51,000	85,000	61,000	91,000	568,000
Recoveries of loans charged-off	-	-	-	-	4,000	23,000	30,000	57,000
Loans charged-off	(22,000)	(138,000)	(20,000)	(50,000)	(279,000)	(28,000)	(169,000)	(706,000)
Balance, September 30, 2010	$750,000	$1,358,000	$2,848,000	$524,000	$1,009,000	$698,000	$384,000	$7,571,000

Index

Allowance for loan losses, on a disaggregated basis of impairment analysis method as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Individually evaluated for impairment	$186,000	$139,000	$-	$-	$400,000	$-	$3,000	$728,000
Collectively evaluated for impairment	586,000	1,281,000	2,792,000	507,000	1,001,000	727,000	243,000	7,137,000
Balance September 30, 2011	$772,000	$1,420,000	$2,792,000	$507,000	$1,401,000	$727,000	$246,000	$7,865,000

	December 31, 2010
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Individually evaluated for impairment	$223,000	$158,000	$42,000	$-	$-	$-	$22,000	$445,000
Collectively evaluated for impairment	508,000	1,246,000	2,678,000	486,000	1,152,000	735,000	271,000	7,076,000
Balance December 31, 2010	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000

Loans receivable disaggregated on the basis of impairment analysis method as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Individually evaluated for impairment	$2,412,000	$2,420,000	$899,000	$-	$618,000	$-	$3,000	$6,352,000
Collectively evaluated for impairment	15,128,000	89,043,000	152,704,000	31,556,000	73,113,000	47,620,000	20,880,000	430,044,000
Balance September 30, 2011	$17,540,000	$91,463,000	$153,603,000	$31,556,000	$73,731,000	$47,620,000	$20,883,000	$436,396,000

	December 31, 2010
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Individually evaluated for impairment	$4,156,000	$1,395,000	$802,000	$-	$45,000	$-	$34,000	$6,432,000
Collectively evaluated for impairment	15,441,000	87,538,000	138,568,000	31,931,000	78,128,000	45,630,000	22,018,000	419,254,000
Balance December 31, 2010	$19,597,000	$88,933,000	$139,370,000	$31,931,000	$78,173,000	$45,630,000	$22,052,000	$425,686,000

Index

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  The following is a recap of impaired loans, on a disaggregated basis, at September 30, 2011 and December 31, 2010 and the average recorded investment and interest income recognized on these loans for the three and nine months ended September 30, 2011 and 2010:

	September 30, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$478,000	$478,000	$-
Real estate - 1 to 4 family residential	2,025,000	2,025,000	-
Real estate - commercial	899,000	899,000	-
Real estate - agricultural	-	-	-
Operating - commercial	-	-	-
Operating - agricultural	-	-	-
Consumer and other	-	-	-
Total loans with no specific reserve:	3,402,000	3,402,000	-

With an allowance recorded:
Real estate - construction	1,934,000	1,934,000	186,000
Real estate - 1 to 4 family residential	395,000	395,000	139,000
Real estate - commercial	-	-	-
Real estate - agricultural	-	-	-
Operating - commercial	618,000	618,000	400,000
Operating - agricultural	-	-	-
Consumer and other	3,000	3,000	3,000
Total loans with specific reserve:	2,950,000	2,950,000	728,000

Total
Real estate - construction	2,412,000	2,412,000	186,000
Real estate - 1 to 4 family residential	2,420,000	2,420,000	139,000
Real estate - commercial	899,000	899,000	-
Real estate - agricultural	-	-	-
Operating - commercial	618,000	618,000	400,000
Operating - agricultural	-	-	-
Consumer and other	3,000	3,000	3,000

	$6,352,000	$6,352,000	$728,000

Index

	Three Months ended September 30,		Nine Months Ended September 30,
	2011		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$239,000	$-	$729,000	$182,000
Real estate - 1 to 4 family residential	1,940,000	1,000	1,307,000	1,000
Real estate - commercial	558,000	-	393,000	-
Real estate - agricultural	-	-	-	-
Operating - commercial	-	-	23,000	-
Operating - agricultural	-	-	-	-
Consumer and other	-	-	3,000	-
Total loans with no specific reserve:	2,737,000	1,000	2,455,000	183,000

With an allowance recorded:
Real estate - construction	2,218,000	6,000	2,519,000	6,000
Real estate - 1 to 4 family residential	437,000	3,000	491,000	3,000
Real estate - commercial	318,000	-	488,000	-
Real estate - agricultural	-	-	-	-
Operating - commercial	624,000	-	312,000	-
Operating - agricultural	-	-	-	-
Consumer and other	8,000	-	14,000	-
Total loans with specific reserve:	3,605,000	9,000	3,824,000	9,000

Total
Real estate - construction	2,457,000	6,000	3,248,000	188,000
Real estate - 1 to 4 family residential	2,377,000	4,000	1,798,000	4,000
Real estate - commercial	876,000	-	881,000	-
Real estate - agricultural	-	-	-	-
Operating - commercial	624,000	-	335,000	-
Operating - agricultural	-	-	-	-
Consumer and other	8,000	-	17,000	-

	$6,342,000	$10,000	$6,279,000	$192,000

	Three Months ended September 30,		Nine Months Ended September 30,
	2010		2010
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized

Total	$7,242,000	$125,000	$8,185,000	$232,000

Index

	December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no specific reserve recorded:
Real estate - construction	$1,290,000	$1,290,000	$-
Real estate - 1 to 4 family residential	846,000	846,000	-
Real estate - commercial	136,000	136,000	-
Real estate - agricultural	-	-	-
Operating - commercial	45,000	145,000	-
Operating - agricultural	-	-	-
Consumer and other	10,000	10,000	-
Total loans with no specific reserve:	2,327,000	2,427,000	-

With an allowance recorded:
Real estate - construction	2,866,000	2,866,000	223,000
Real estate - 1 to 4 family residential	549,000	549,000	158,000
Real estate - commercial	666,000	666,000	42,000
Real estate - agricultural	-	-	-
Operating - commercial	-	-	-
Operating - agricultural	-	-	-
Consumer and other	24,000	24,000	22,000
Total loans with specific reserve:	4,105,000	4,105,000	445,000

Total
Real estate - construction	4,156,000	4,156,000	223,000
Real estate - 1 to 4 family residential	1,395,000	1,395,000	158,000
Real estate - commercial	802,000	802,000	42,000
Real estate - agricultural	-	-	-
Operating - commercial	45,000	145,000	-
Operating - agricultural	-	-	-
Consumer and other	34,000	34,000	22,000

	$6,432,000	$6,532,000	$445,000

There are no significant differences between nonaccrual and impaired loan balances at September 30, 2011 and December 31, 2010.

Index

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011
						Greater Than
	30-89	Greater Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$17,540,000	$17,540,000	$-
Real estate - 1 to 4 family residential	640,000	2,178,000	2,818,000	88,645,000	91,463,000	75,000
Real estate - commercial	-	279,000	279,000	153,324,000	153,603,000	-
Real estate - agricultural	35,000	-	35,000	31,521,000	31,556,000	-
Operating - commercial	396,000	-	396,000	73,335,000	73,731,000	-
Operating - agricultural	-	-	-	47,620,000	47,620,000	-
Consumer and other	43,000	-	43,000	20,840,000	20,883,000	-

	$1,114,000	$2,457,000	$3,571,000	$432,825,000	$436,396,000	$75,000

	December 31, 2010
						Greater Than
	30-89	Greater Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Real estate - construction	$135,000	$-	$135,000	$19,462,000	$19,597,000	$-
Real estate - 1 to 4 family residential	413,000	684,000	1,097,000	87,836,000	88,933,000	21,000
Real estate - commercial	205,000	136,000	341,000	139,029,000	139,370,000	-
Real estate - agricultural	49,000	-	49,000	31,883,000	31,931,000	-
Operating - commercial	1,399,000	45,000	1,444,000	76,728,000	78,173,000	-
Operating - agricultural	-	-	-	45,630,000	45,630,000	-
Consumer and other	131,000	10,000	141,000	21,911,000	22,052,000	-

	$2,332,000	$875,000	$3,207,000	$422,479,000	$425,686,000	$21,000

The credit risk profile as of September 30, 2011 and December 31, 2010 is as follows:

The credit risk profile by internally assigned grade, on  a disaggregated basis, at September 30, 2011 is as follows:

	Construction	Commercial	Agricultural	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Operating	Operating	Total

Pass	$3,256,000	$99,996,000	$28,404,000	$62,651,000	$43,932,000	$238,239,000
Special Mention	3,993,000	43,599,000	2,605,000	8,133,000	3,153,000	61,483,000
Substandard	7,880,000	9,110,000	547,000	2,329,000	535,000	20,401,000
Substandard-Impaired	2,411,000	898,000	-	618,000	-	3,927,000

	$17,540,000	$153,603,000	$31,556,000	$73,731,000	$47,620,000	$324,050,000

Index

The credit risk profile based on payment activity, on  a disaggregated basis, at September 30, 2011 is as follows:

	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$88,968,000	$20,880,000	$109,848,000
Non-performing	2,495,000	3,000	2,498,000

	$91,463,000	$20,883,000	$112,346,000

The credit risk profile by internally assigned grade, on  a disaggregated basis, at December 31, 2010 is as follows:

	Construction	Commercial	Agricultural	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Operating	Operating	Total

Pass	$6,739,000	$83,235,000	$29,580,000	$64,791,000	$42,941,000	$227,286,000
Special Mention	3,694,000	42,137,000	2,351,000	8,922,000	1,318,000	58,422,000
Substandard	5,008,000	13,196,000	-	4,415,000	1,371,000	23,990,000
Substandard-Impaired	4,156,000	802,000	-	45,000	-	5,003,000

	$19,597,000	$139,370,000	$31,931,000	$78,173,000	$45,630,000	$314,701,000

The credit risk profile based on payment activity, on  a disaggregated basis, at December 31, 2010 is as follows:

	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$87,538,000	$22,018,000	$109,556,000
Non-performing	1,395,000	34,000	1,429,000

	$88,933,000	$22,052,000	$110,985,000

9.           Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  There were no significant events or transactions occurring after September 30, 2011, but prior to November 9, 2011 that provided additional evidence about conditions that existed at September 30, 2011.  There were no events or transactions that provided evidence about conditions that did not exist at September 30, 2011.

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

Index

The Company does not engage in any material business activities apart from its ownership of the Banks.  Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker-dealer.  The Company employs eleven individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 181 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $3,590,000, or $0.38 per share, for the three months ended September 30, 2011, compared to net income of $3,551,000, or $0.38 per share, for the three months ended September 30, 2010.  Total equity capital as of September 30, 2011 totaled $133.5 million or 13.1% of total assets.

Change in the quarterly earnings can be primarily attributed to higher net interest income and a reduction in FDIC insurance assessments, offset in part by an increase in salaries and employee benefits and other real estate owned costs.

Net loan charge-offs for the quarter totaled $16,000, compared to net charge-offs of $353,000 in the third quarter of 2010.  The provision for loan losses for the third quarter of 2011 totaled $5,000, compared to the provision for loan losses of $74,000 for the same period in 2010.

 The Company had net income of $10,306,000, or $1.09 per share, for the nine months ended September 30, 2011, compared to net income of $9,947,000, or $1.05 per share, for the nine months ended September 30, 2010.

Index

The increase in year to date earnings can also be primarily attributed to higher net interest income and a reduction in FDIC insurance assessments, offset in part by an increase in salaries and employee benefits and other real estate owned costs.

Net loan charge-offs for the nine months ended September 30, 2011 totaled $65,000, compared to net charge-offs of $649,000 for the nine months ended September 30, 2010.  The provision for loan losses for the nine months ended September 30, 2011 totaled $410,000, compared to the provision for loan losses of $568,000 for the same period in 2010.  Net loan charge-offs and the provision for loan losses remain manageable as a result of stable economic conditions in the Company’s lending.

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

•           Other real estate owned amounted to $9.9 million and $10.5 million as of September 30, 2011 and December 31, 2010, respectively.  Other real estate owned costs amounted to $567,000 and $154,000 for the nine months ended September 30, 2011 and 2010, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

Index

•           The Company operates in a highly regulated environment and is subject to extensive regulation, supervision and examination.  The compliance burden and impact on the Company’s operations and profitability is significant.  Additionally, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act’) was signed into law.  The impacts on operations of the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of financial institutions and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that financial institutions as well as their holding companies will be subject to significantly increased regulation and compliance obligations that expose them to noncompliance risk and consequences.  The Bureau of Financial Consumer Protection (“BCFP”) has broad rulemaking authority to administer and carry out the purposes and objectives of the new federal consumer protection laws, and to prevent evasions thereof, with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The full reach and impact of the BCFP’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown. Notwithstanding, insured depository institutions with assets of $10 billion or less will continue to be supervised and examined by their primary federal regulators, rather than the BCFP, with respect to compliance with the federal consumer protection laws.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing banks, could have a material impact on the Company’s operations.  It is unknown at this time to what extent legislation will be passed into law or regulatory proposals will be adopted, or the effect that such passage or adoption will have on the banking industry or the Company.   Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the FDIC and are derived from 7,513 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Index

Selected Indicators for the Company and the Industry

	September 30, 2011		June 30, 2011
	3 Months	9 Months	6 Months		Year Ended December 31,
	Ended	Ended	Ended		2010		2009
	Company	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.43%	1.37%	1.34%	0.86%	1.40%	0.66%	1.02%	0.09%

Return on equity	10.91%	10.80%	10.74%	7.65%	10.91%	5.99%	8.31%	0.90%

Net interest margin	3.67%	3.61%	3.58%	3.64%	3.74%	3.76%	3.78%	3.47%

Efficiency ratio	50.00%	50.25%	50.37%	61.15%	50.26%	57.22%	63.87%	55.53%

Capital ratio	13.07%	12.69%	12.50%	9.20%	12.80%	8.90%	12.32%	8.65%

*Latest available data

Key performances indicators include:

•           Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.43% and 1.54%, respectively, for the three month periods ending September 30, 2011 and 2010.  The decrease in this ratio in 2011 from the previous period is primarily the result of an increase in average assets.

•           Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 10.91% and 11.72%, respectively for the three month periods ending September 30, 2011 and 2010.  The decrease in this ratio in 2011 from the previous period is primarily the result of higher average equity.

•           Net Interest Margin

The net interest margin for the three months ended September 30, 2011 and 2010 was 3.67% and 3.82%, respectively.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The decrease in this ratio in 2011 is primarily the result of the lower yield associated with available-for-sale securities versus loans receivable.

•           Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 50.00% and 48.14% for the three months ended September 30, 2011 and 2010, respectively.  The change in the efficiency ratio in 2011 from the previous period is primarily the result of increased net interest income, offset in part by higher salaries and employee benefits.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2011:

Banks Earned $28.8 Billion in the Second Quarter

FDIC-insured institutions reported net income of $28.8 billion in second quarter 2011, an increase of $7.9 billion (37.9%) from a year earlier. This is the eighth consecutive quarter that industry earnings have improved year-over-year, but it is the smallest such improvement in the past seven quarters. Lower expenses for loan-loss provisions were the principal source of the increase in quarterly net income. More than half of all institutions (59.6%) reported improved earnings compared with a year ago. This represents an improvement over first quarter 2011, when 56% of institutions reported year-over-year earnings gains. Only 15.2% of institutions reported a net loss for the quarter. This is the smallest percentage of institutions that were unprofitable since first quarter 2008. The average return on assets (ROA) rose to 0.85%, from 0.63% a year earlier. At community banks (institutions with less than $1 billion in assets), the average ROA of 0.57% was below the industry average, but more than twice the 0.26% registered a year ago.

Loss Provisions Continue to Fall

Loan-loss provisions totaled $19 billion, a decline of $21.4 billion (53%) from second quarter 2010. This is the seventh consecutive quarter that provisions have declined from year-earlier levels. The $21.4 billion provision decline was the smallest year-over-year decline in the past five quarters. Half of all institutions (50.4%) reported reduced provisions, while fewer than a third (32.6%) increased their provisions. Among community banks, 48.6% reported lower provisions, while 68.5% of institutions with more than $1 billion in assets reduced their provisions. As has been the case in recent quarters, the largest reductions in provisions occurred at credit card lenders that had reported large increases in loss reserves in first quarter 2010.

Revenues Decline for a Second Consecutive Quarter

Net operating revenue (net interest income plus total noninterest income) was lower than a year ago for the second quarter in a row, as net interest income declined by $1.9 billion (1.7%) and noninterest income fell by $1.1 billion (1.9%). The decline in net interest income was caused by lower asset yields at a number of the largest banks, reflecting growth in low-yielding balances at Federal Reserve banks. Net interest margins (NIMs) were lower than a year earlier at nine of the ten largest banks. Industry-wide, half of all banks (50.7%) had NIM declines, although only 39.4% reported declines in net interest income. The average NIM in the second quarter was 3.61%, down from 3.76% in second quarter 2010. At community banks, the average NIM improved slightly, from 3.80% to 3.83%. The reduction in the industry’s noninterest income reflected lower loan-servicing fee income (down $1.5 billion, or 40.9%), and a decline in service charges on deposit accounts (down $1.3 billion, or 12.8%). The only categories of noninterest income that had year-over-year growth were income from fiduciary activities (up $595 million, or 9.3%), investment banking fees (up $416 million, or 17.7%), and trading revenue (up $388 million, or 5.5%). Slightly more than half of all institutions (51.6%) reported year-over-year declines in noninterest income. In addition to the decline in net operating revenue, realized gains on securities and other assets fell by $1.3 billion (61.1%). Total noninterest expenses were $6 billion (6.2%) higher than a year ago.

Index

Trend in Loan Losses Remains Favorable

Net loan charge-offs (NCOs) declined year-over-year for a fourth consecutive quarter, as the pace of improvement in loan losses continued to gain momentum. The $20.9 billion (42.1%) decline was the largest since the recovery in credit quality began. NCOs were lower across all major loan categories. The largest decline was in credit card NCOs, which were $9.6 billion (51.6%) lower than in second quarter 2010. Real estate construction loan NCOs were $2.9 billion (55.3%) less than a year earlier, while commercial and industrial loan (C&I) NCOs fell by $2.7 billion (50.9%). Half of all institutions (50.3%) reported year-over-year declines in NCOs, while 41.3% reported increases.

Banks Report Sizable Declines in Noncurrent Loans

At the end of June, insured institutions reported $319.8 billion in noncurrent loans (loans 90 days or more past due or in nonaccrual status), which was $22.2 billion (6.5%) less than they reported at the end of the first quarter. The decline in noncurrent balances in the second quarter was led by a $6.8 billion (3.9%) reduction in noncurrent closed-end 1-4 family residential real estate loans, and by a $6.1 billion (12.8%) reduction in noncurrent real estate construction and development loans. All other major loan categories also had declines in noncurrent levels during the quarter. This is the fifth consecutive quarter in which noncurrent loan balances have fallen; they are now $90.2 billion (22%) below the peak level reached at the end of first quarter 2010.

Most Large Banks Continued to Reduce Their Loss Reserves

Reserves for loan losses declined by $10.9 billion (5%) during the second quarter. This is the fifth consecutive quarter that reserves have fallen; at $207.6 billion, they are down $55.6 billion (21.1%) from their cyclical peak at the end of first quarter 2010. Banks added $9.8 billion less in loss provisions to their reserves than they charged-off during the quarter. Reserve reductions were more prevalent among the largest banks. Seventy of the 100 largest banks reduced their reserve balances during the quarter; in the remainder of the industry, only 36.8% reported reserve declines. The coverage ratio of reserves to noncurrent loans improved slightly, despite the decline in industry reserves, from 63.9% to 64.9%, reflecting lower noncurrent loan balances.

Higher Securities Values Provide a Boost to Equity Capital

Equity capital increased by $26.6 billion (1.8%), due in part to a $12.6 billion increase in unrealized gains on securities held for sale. Much of the increase in unrealized gains consisted of appreciation in the values of banks’ mortgage-backed securities portfolios. Retained earnings contributed $8.5 billion to equity formation, as banks paid $20.3 billion of their quarterly earnings in dividends. A year ago, second quarter dividends totaled $12.9 billion. Tangible common equity (equity less intangible assets, preferred stock, and deferred tax assets) increased by $35 billion (3.3%). At the end of the second quarter, the industry’s equity-to-assets ratio was 11.3%, the highest level since 1938. The industry’s three regulatory capital ratios— the leverage capital ratio, tier 1 risk-based capital ratio, and total risk-based capital ratio—were at all-time highs at the end of the quarter.

Index

Loan Balances Post a $64.4 Billion Increase

Total loans and leases at insured institutions rose by $64.4 billion (0.9%) during the quarter. Apart from the $221 billion increase in reported balances in first quarter 2010 that was caused by new accounting rules, this is the first actual growth in loan balances since second quarter 2008. C&I loans increased for a fourth consecutive quarter, rising by $34.3 billion (2.8%), while auto loans were up by $9.7 billion (3.4%), credit card loan balances rose by $5.2 billion (0.8%), and closed-end first lien residential mortgages increased by $2.6 billion (0.2%). Loans to depository institutions increased by $27 billion (22.6%), but the increase in reported balances consisted of growth in intracompany loans between related institutions. Real estate construction loans declined for a 13th consecutive quarter, falling by $20.7 billion (7%). Home equity lines of credit declined by $8.5 billion (1.4%), and closed-end second-lien mortgage loans fell by $8.1 billion (5.8%). A majority of banks (53%) reported growth in loan balances in the second quarter.

Large Banks Increase Their Balances at Federal Reserve Banks

Total assets increased by $185.9 billion (1.4%) during the quarter. Excluding the accounting-driven increase in first quarter 2010, this is the largest quarterly increase in assets reported by the industry since fourth quarter 2008. Most of the growth in assets consisted of increases in balances at Federal Reserve banks, which rose by $137.3 billion (22.5%). Assets in trading accounts fell by $39.6 billion (5.4%). Total securities holdings declined by $1.6 billion, as institutions’ holdings of mortgage-backed securities rose by $27.3 billion (1.8%), and holdings of U.S. Treasuries, U.S. agency securities, and government-sponsored enterprise securities fell by $36.7 billion (7.7%). Only half of all institutions (50.1%) reported growth in their total assets in the second quarter.

Large Noninterest-bearing Deposits Register Strong Growth

Total deposits increased by $163.1 billion (1.7%) in the second quarter. Deposits in domestic offices rose by $234.4 billion (2.9%), while foreign office deposits fell by $71.3 billion (4.4%). Noninterest bearing domestic deposits increased by $165.6 billion (9.5%), and domestic deposits in accounts with balances greater than $250,000 rose by $279.6 billion (8.8%). Balances in large (greater than $250,000) noninterest-bearing transaction accounts that have temporary unlimited deposit insurance coverage through 2012 increased by $161.8 billion (15.4%). Most of the growth in large denomination deposits occurred at the largest banks. The 19 banks with assets greater than $100 billion reported an aggregate increase of $241.4 billion (12.6%) in domestic deposits with balances greater than $250,000 during the quarter. More than half of this increase ($127.7 billion) consisted of growth in large noninterest-bearing transaction accounts with unlimited deposit insurance coverage. All other insured institutions reported an aggregate increase of $35.1 billion (2.8%) in large-balance deposits. Time deposits declined for the 10th quarter in a row, falling by $41.3 billion (2.1%). Fed funds purchased and securities sold under repurchase agreements fell by $24.6 billion (4.6%). Advances from Federal Home Loan Banks declined by $16.9 billion (4.7%), and other secured borrowings fell by $30 billion (8.1%).

Numbers of “Problem” Banks and Bank Failures Decline

The number of insured commercial banks and savings institutions reporting quarterly financial results declined to 7,513, from 7,574 in first quarter 2011. Two new charters were created to absorb failed institutions during the second quarter, while 39 institutions were absorbed by mergers, and 22 insured institutions failed. This is the smallest number of failures in a quarter since first quarter 2009. The number of institutions on the FDIC’s “Problem List” declined for the first time since third quarter 2006. At the end of the second quarter, there were 865 “problem” institutions, down from 888 at the end of the first quarter. Total assets of “problem” institutions declined from $397 billion to $372 billion. The number of full-time equivalent employees reported by insured institutions—2,104,698—was 12,124 (0.6%) higher than in first quarter 2011.

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

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” contained in the Company’s Annual Report.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to the allowance for loan losses, valuation of other real estate owned and the assessment of other-than-temporary impairment of certain securities available-for-sale.

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

Index

Other-Than-Temporary Impairment of Available-for-Sale Securities

Declines in the fair value of securities available-for-sale below their cost that are deemed to be other-than-temporary are generally reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers: (1) the intent to sell the investment securities and the more likely than not requirement that the Company will be required to sell the investment securities prior to recovery; (2) the length of time and the extent to which the fair value has been less than cost; and (3) the financial condition and near-term prospects of the issuer.  Due to potential changes in conditions, it is at least reasonably possible that change in management’s assessment of other-than-temporary impairment will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Index

Income Statement Review for the Three Months ended September 30, 2011

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended September 30, 2011 and 2010:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$72,278	$954	5.28%	$65,289	$977	5.99%
Agricultural	46,226	644	5.58%	43,636	636	5.83%
Real estate	293,691	4,035	5.50%	287,179	4,202	5.85%
Consumer and other	20,136	273	5.41%	20,841	280	5.37%

Total loans (including fees)	432,331	5,906	5.46%	416,945	6,095	5.85%

Investment securities
Taxable	267,249	1,907	2.85%	237,946	1,737	2.92%
Tax-exempt 2	220,820	2,497	4.52%	191,528	2,274	4.75%
Total investment securities	488,069	4,404	3.61%	429,474	4,011	3.74%

Interest bearing deposits with banks and federal funds sold	31,871	112	1.41%	23,385	108	1.85%

Total interest-earning assets	952,271	$10,422	4.38%	869,804	$10,214	4.70%

Noninterest-earning assets	54,946			54,369

TOTAL ASSETS	$1,007,217			$924,173

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
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$428,462	$309	0.29%	$373,959	$324	0.35%
Time deposits > $100,000	104,733	410	1.57%	87,459	393	1.80%
Time deposits < $100,000	141,657	604	1.70%	146,236	736	2.01%
Total deposits	674,852	1,323	0.78%	607,654	1,453	0.96%
Other borrowed funds	80,702	354	1.75%	96,372	455	1.89%

Total Interest-bearing liabilities	755,554	1,677	0.89%	704,026	1,908	1.08%

Noninterest-bearing liabilities
Demand deposits	114,302			94,110
Other liabilities	5,749			4,854

Stockholders' equity	131,612			121,183

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,007,217			$924,173

Net interest income		$8,745	3.67%		$8,306	3.82%

Spread Analysis
Interest income/average assets	$10,422	4.14%		$10,214	4.42%
Interest expense/average assets	$1,677	0.67%		$1,908	0.83%
Net interest income/average assets	$8,745	3.47%		$8,306	3.59%

Net Interest Income

For the three months ended September 30, 2011 and 2010, the Company's net interest margin adjusted for tax exempt income was 3.67% and 3.82%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2011 totaled $7,873,000 compared to $7,514,000 for the three months ended September 30, 2010.

For the three months ended September 30, 2011, interest income increased $128,000 or 1.4% when compared to the same period in 2010.  The increase from 2010 was primarily attributable to higher average balance of investment securities and loans, offset in part by lower average yields on loans and investment securities.

Index

Interest expense decreased $231,000 or 12.1% for the three months ended September 30, 2011 when compared to the same period in 2010.  The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2011 was $5,000 compared to a provision for loan losses of $74,000 for the three months ended September 30, 2010.    Net charge-offs of $16,000 were realized in the three months ended September 30, 2011 and compare to net charge-offs of $353,000 for the three months ended September 30, 2010.

Non-interest Income and Expense

Non-interest income increased $84,000 or 4.6% for the three months ended September 30, 2011 compared to the same period in 2010.   The increase in non-interest income is primarily due to security gains of $361,000 for the third quarter of 2011 as compared to security gains of $297,000 for the third quarter of 2010.  Excluding net security gains for the three months ending September 30, 2011 and 2010, non-interest income increased $20,000, or 1.3%.

Non-interest expense increased $396,000 or 8.8% for the three months ended September 30, 2011 compared to the same period in 2010 primarily as a result of higher costs of salaries and employee benefits and other real estate owned, offset in part by a decrease in FDIC insurance assessments. The higher salaries and benefit costs are due primarily to normal salary increases, increasing incentive pay as a result of higher profitability at several of the affiliated banks and one-time personnel costs associated with succession of key management.  The increase in other real estate owned costs were due primarily to impairment write-downs in 2011 as compared to 2010.  The lower FDIC insurance assessments are due primarily to lower assessment rates.

Income Taxes

The provision for income taxes expense for the three months ended September 30, 2011 and 2010 was $1,305,000 and $1,227,000, representing an effective tax rate of 27% and 26%, respectively.  The increase in income tax expense was due primarily to higher pretax earnings in 2011.

Index

Income Statement Review for the Nine Months ended September 30, 2011

The following highlights a comparative discussion of the major components of net income and their impact for the nine month periods ended September 30, 2011 and 2010:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$76,216	$2,965	5.19%	$67,618	$2,896	5.71%
Agricultural	44,327	1,844	5.55%	42,069	1,843	5.84%
Real estate	286,609	12,011	5.59%	286,242	12,584	5.86%
Consumer and other	21,118	826	5.21%	22,641	896	5.28%

Total loans (including fees)	428,270	17,646	5.49%	418,570	18,219	5.80%

Investment securities
Taxable	264,812	5,365	2.70%	237,940	5,336	2.99%
Tax-exempt 2	219,471	7,519	4.57%	181,388	6,564	4.83%
Total investment securities	484,283	12,884	3.55%	419,328	11,900	3.78%

Interest bearing deposits with banks and federal funds sold	36,591	338	1.23%	28,541	368	1.72%

Total interest-earning assets	949,144	$30,868	4.34%	866,439	$30,487	4.69%

Noninterest-earning assets	53,514			54,856

TOTAL ASSETS	$1,002,658			$921,295

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
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$434,622	$1,003	0.31%	$382,321	$1,032	0.36%
Time deposits > $100,000	101,035	1,226	1.62%	88,459	1,258	1.90%
Time deposits < $100,000	141,602	1,848	1.74%	148,627	2,389	2.14%
Total deposits	677,259	4,077	0.80%	619,407	4,679	1.01%
Other borrowed funds	84,895	1,087	1.71%	88,191	1,260	1.91%

Total Interest-bearing liabilities	762,154	5,164	0.90%	707,598	5,939	1.12%

Noninterest-bearing liabilities
Demand deposits	107,863			91,601
Other liabilities	5,405			4,804

Stockholders' equity	127,236			117,292

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,002,658			$921,295

Net interest income		$25,704	3.61%		$24,548	3.78%

Spread Analysis
Interest income/average assets	$30,868	4.10%		$30,487	4.41%
Interest expense/average assets	$5,164	0.69%		$5,939	0.86%
Net interest income/average assets	$25,704	3.42%		$24,548	3.55%

Net Interest Income

For the nine months ended September 30, 2011 and 2010, the Company's net interest margin adjusted for tax exempt income was 3.61% and 3.78%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2011 totaled $23,078,000 compared to $22,258,000 for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, interest income increased $44,000 or 0.02% when compared to the same period in 2010.  The increase from 2010 was primarily attributable to higher average balance of investment securities and loans, offset in part by lower average yields on loans and investment securities.

Index

Interest expense decreased $776,000 or 13.1% for the nine months ended September 30, 2011 when compared to the same period in 2010.  The decrease from 2010 was primarily attributable to lower average rates paid on time deposits.

Provision for Loan Losses

The Company’s provision for loan losses for the nine months ended September 30, 2011 was $410,000 compared to a provision for loan losses of $568,000 for the nine months ended September 30, 2010.  The provision for loan losses in 2011 was primarily due to an increase in the allowance for loan losses on an impaired credit.  The provision for loan losses in 2010 was to restore the level of the allowance for loan losses primarily due to net charge-offs of $649,000.  Net charge-offs of $65,000 were realized in the nine months ended September 30, 2011 and compare to net charge-offs of $649,000 for the nine months ended September 30, 2010

Non-interest Income and Expense

Non-interest income increased $94,000 or 1.7% for the nine months ended September 30, 2011 compared to the same period in 2010 primarily as the result of an increase in gain on the sale of loans held for sale and trust services income, offset in part by a decrease in service fees.  The increase in gain on sale of loans held for sale is primarily due to an increased volume of loans sold.  The increase in trust services income was due primarily to increases in the number of customer relationships and income related to improving fair values for fee based managed assets.  The decreases in service fees are primarily due to lower overdraft fees due in part to regulatory changes associated with the Dodd-Frank Act.  Excluding net security gains for the nine months ending September 30, 2011 and 2010, non-interest income increased $116,000, or 2.6%.

Non-interest expense increased $689,000 or 5.0% for the nine months ended September 30, 2011 compared to the same period in 2010 can be mainly attributed to higher salaries and employee benefit costs and other real estate owned costs, offset in part by a decrease in FDIC insurance assessments. The higher salaries and benefit costs are due primarily to normal salary increases, increasing incentive pay as a result of higher profitability at several of the affiliated banks and personnel costs associated with succession of key management.  The higher other real estate owned costs are primarily due to impairment write downs.  The lower FDIC insurance assessments are due primarily to lower assessment rates.

Income Taxes

The provision for income taxes expense for the nine months ended September 30, 2011 and 2010 was $3,507,000 and $3,482,000, representing an effective tax rate of 25% and 26%, respectively.  The increase in income tax expense was due primarily to higher pretax earnings in 2011, offset in part by the increased effect of income from tax exempt securities in 2011.

Balance Sheet Review

As of September 30, 2011, total assets were $1,020,228,000, a $57,253,000 increase compared to December 31, 2010.  The increase in securities available-for-sale, interest bearing deposits in financial institutions and loans were funded primarily by an increase in deposits, partially offset by a decrease in securities sold under repurchase agreement.

Index

Investment Portfolio

The investment portfolio totaled $500,084,000 as of September 30, 2011, an increase of $30,176,000 or 6.4% from the December 31, 2010 balance of $469,908,000.  The increase in the investment portfolio was primarily due to an increase in U.S. government mortgage-backed securities and state and political subdivisions bonds, offset in part by a decrease in U.S. government agency securities.

On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment.  As of September 30, 2011, gross unrealized losses of $1,290,000, are considered to be temporary in nature due to the general economic conditions and other factors.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell impaired securities and management believes it is more likely than not that the Company will hold these securities until recovery of their cost basis to avoid considering an impairment to be other-than-temporary.

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $428,364,000 as of September 30, 2011, an increase of $10,271,000 or 2.5% from the December 31, 2010 balance of $418,094,000.  The increase in the loan portfolio is primarily due to increases in the commercial real estate loan portfolio.

Deposits

Deposits totaled $800,236,000 as of September 30, 2011, an increase of $56,374,000 or 7.6% from the December 31, 2010 balance of $743,862,000.  The increase in deposits occurred in NOW, savings, money market and time deposit accounts $100,000 and over and the increases occurred in public, commercial and retail types of deposit accounts.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase totaled $40,088,000 as of September 30, 2011, a decrease of $14,771,000 or 26.9% from the December 31, 2010 balance of $54,859,000.  This decrease is due primarily to a decrease in securities sold under agreement to repurchase, offset in part by an increase in federal funds purchased.  The decrease in securities sold under agreements to repurchase is primarily due to decreases related to three customers’ accounts.

Federal Home Loan Bank (“FHLB”) Advances and Other Long-Term Borrowings

FHLB advances and other long-term borrowings totaled $39,195,000 and $36,745,000 as of September 30, 2011 and December 31, 2010, respectively.  During the nine months ended September 30, 2011, new borrowing at the FHLB amounted to $4,000,000 and payments on FHLB advances amounted to $1,550,000.

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

Index

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on September 30, 2011 totaled $428,364,000 compared to $418,094,000 as of December 31, 2010.  Net loans comprise 42.0% of total assets as of September 30, 2011.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of non-accrual loans and loans past due 90 days or more) as a percentage of total loans was 1.47% at September 30, 2011, as compared to 1.79% at December 31, 2010 and 1.72% at September 30, 2010.  The Company’s level of problem loans as a percentage of total loans at September 30, 2011 of 1.47% is lower than the Company’s peer group (304 bank holding companies with assets of $1 billion to $3 billion) of 3.43% as of June 30, 2011.

Impaired loans, net of specific reserves, totaled $5,624,000 as of September 30, 2011 and were relatively unchanged as compared to impaired loans of $5,987,000 as of December 31, 2010 and $6,214,000 as of September 30, 2010.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company applies its normal loan review procedures to identify loans that should be evaluated for impairment.

We monitor and report our troubled debt restructuring on a quarterly basis.  At September 30, 2011, troubled debt restructurings were not a material portion of the loan portfolio.  We review 90 days past due loans that are still accruing interest no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.  As of September 30, 2011, non-accrual loans totaled $6,352,000; loans past due 90 days and still accruing totaled $75,000.  This compares to non-accrual loans of $6,277,000 and loans past due 90 days and still accruing of $21,000 on December 31, 2010.  Other real estate owned totaled $9,886,000 as of September 30, 2011 and $10,539,000 as of December 31, 2010.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2011 and December 31, 2010 was 1.80% and 1.77%, respectively. The allowance for loan losses totaled $7,865,000 and $7,521,000 as of September 30, 2011 and December 31, 2010, respectively.  Net charge-offs of loans for the nine months ended September 30, 2011 totaled $65,000, compared to net charge-offs of loans of $649,000 for the nine months ended September 30, 2010.

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

 As of September 30, 2011, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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
•          Company Only Cash Flows
•          Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•          Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of September 30, 2011 and December 31, 2010 totaled $57,615,000 and $37,708,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of September 30, 2011 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $72,750,000, with $19,195,000 of outstanding FHLB advances at September 30, 2011.  Federal funds borrowing capacity at correspondent banks was $109,352,000, with $5,900,000 of outstanding federal fund balances as of September 30, 2011. The Company had securities sold under agreements to repurchase totaling $34,188,000 and long-term repurchase agreements of $20,000,000 as of September 30, 2011.

Total investments as of September 30, 2011 were $500,084,000 compared to $469,908,000 as of December 31, 2010.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of September 30, 2011.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2011 totaled $14,586,000 compared to the $11,082,000 provided by the nine months ended September 30, 2010.  The increase of $3,504,000 in net cash provided by operating activities was primarily related to changes in loans held for sale and an increase in amortization, offset in part by the change in other assets.

Index

Net cash used in investing activities for the nine months ended September 30, 2011 was $45,462,000 and compares to $2,095,000 for the nine months ended September 30, 2010. The increase of $43,367,000 in net cash used in investing activities was primarily due to changes in securities available-for-sale, interest bearing deposits in financial institutions and loans.

Net cash provided by financing activities for the nine months ended September 30, 2011 totaled $38,431,000 compares to net cash used in financing activities of $13,464,000 for the nine months ended September 30, 2010.  The increase of $51,895,000 in net cash provided by financing activities was primarily due to changes in deposits, offset in part by changes in securities sold under agreements to repurchase and federal funds purchased.  As of September 30, 2011, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the nine months ended September 30, 2011, dividends paid by the Banks to the Company amounted to $3,963,000 compared to $2,550,000 for the same period in 2010.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  The quarterly dividend declared by the Company increased to $0.13 per share in 2011 from $0.11 per share in 2010.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $13,543,000 as of September 30, 2011 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of September 30, 2011 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2011 totaled $133,516,000 and was higher than the $121,363,000 recorded as of December 31, 2010.  At September 30, 2011 and December 31, 2010, stockholders’ equity as a percentage of total assets was 13.09% and 12.60%, respectively.  The capital levels of the Company currently exceed applicable regulatory guidelines as of September 30, 2011.

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

Item3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item4.	Controls and Procedures

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

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May, 2011, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock.  As of September 30, 2011, there were 33,769 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2011.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2011 to July 31, 2011	-	$-	-	77,967

August 1, 2011 to August 31, 2011	14,444	$16.98	14,444	63,523

September 1, 2011 to September 30, 2011	29,754	$15.80	29,754	33,769

Total	44,198		44,198

Item 3.	Defaults Upon Senior Securities

Not applicable

Index

Item 4.	Removed and Reserved

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)           These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act o f1933, as amended, or Section 18 of the Securities Exchange Act o f1934, as amended, or otherwise subject to liability under those sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES NATIONAL CORPORATION

DATE: November 9, 2011	By: /s/ Thomas H. Pohlman

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

(1)       These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act o f1933, as amended, or Section 18 of the Securities Exchange Act o f1934, as amended, or otherwise subject to liability under those sections.