Form 10-K
period 2011-12-31
AMES NATIONAL CORP
filed 2012-03-13
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011.	Commission File Number 0-32637.

AMES NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 5TH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

As of June 30, 2011, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $165,435,403.  Shares of common stock beneficially owned by each executive officer and director of the Company have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock on February 28, 2012, was 9,310,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on March 19, 2012, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended.  The Company owns 100% of the stock of five banking subsidiaries consisting of two national banks and three state-chartered banks, as described below.  All of the Company’s operations are conducted in the State of Iowa and primarily within the central Iowa counties of Boone, Marshall, Polk and Story where the Company’s banking subsidiaries are located.  The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries.  The principal executive offices of the Company are located at 405 5th Street, Ames, Iowa 50010.  The Company’s telephone number is (515) 232-6251 and website address is www.amesnational.com.

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

The principal sources of Company revenue are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and the Banks; (iii) fees on trust services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks; (v) gain on the sale of loans; and (vi) securities gains.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; and (v) FDIC insurance assessments.  The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Banks’ lending activities consist primarily of short-term and medium-term commercial real estate loans, residential real estate loans, agricultural and business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans and origination of mortgage loans for sale into the secondary market.  The Banks also offer a variety of demand, savings and time deposits, cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks and automated teller machine access.  Four of the five Banks also offer trust services.

The Company provides various services to the Banks which include, but are not limited to, management assistance, internal auditing services, human resources services and administration, compliance management, marketing assistance and coordination, loan review and support with respect to computer systems and related procedures.

Banking Subsidiaries

First National Bank, Ames, Iowa.  First National is a nationally-chartered, commercial bank insured by the Federal Deposit Insurance Corporation (the “FDIC”).  It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company.  First National provides full-service banking to businesses and residents within the Ames community and surrounding area. It provides a variety of products and services designed to meet the needs of the market it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships. First National conducts business out of three full-service offices, all located in the city of Ames and a full-service office in Ankeny, Iowa.

As of December 31, 2011, First National had capital of $61,741,000 and 94 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2011, 2010 and 2009 of approximately $7,517,000, $6,869,000 and $5,309,000, respectively. Total assets as of December 31, 2011, 2010 and 2009 were approximately $560,753,000, $519,836,000 and $471,243,000, respectively.

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

As of December 31, 2011, State Bank had capital of $15,697,000 and 25 full-time equivalent employees. State Bank had net income for the years ended December 31, 2011, 2010 and 2009 of approximately $2,059,000, $2,465,000 and $1,462,000, respectively. Total assets as of December 31, 2011, 2010 and 2009 were approximately $148,839,000, $135,695,000 and $134,947,000, respectively.

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

As of December 31, 2011, Boone Bank had capital of $13,915,000 and 26 full-time equivalent employees.  Boone Bank had net income for the years ended December 31, 2011, 2010 and 2009 of approximately $1,828,000, $1,736,000 and $1,473,000, respectively. Total assets as of December 31, 2011, 2010 and 2009 were approximately $118,345,000, $105,089,000 and $104,957,000, respectively.

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

As of December 31, 2011, Randall-Story Bank had capital of $9,896,000 and 13 full-time equivalent employees.  Randall-Story Bank had net income for the years ended December 31, 2011, 2010 and 2009 of approximately $1,234,000, $1,144,000 and $888,000, respectively. Total assets as of December 31, 2011, 2010 and 2009 were approximately $91,279,000, $85,062,000 and $79,497,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally-chartered, commercial bank insured by the FDIC. It was newly chartered in June of 2002 and offers a broad range of deposit and loan products, as well as trust services to customers located in the Marshalltown and surrounding Marshall County area.

As of December 31, 2011, United Bank had capital of $12,285,000 and 24 full-time equivalent employees. United Bank had net income for the years ended December 31, 2011, 2010 and 2009 of approximately $1,228,000, $1,205,000 and $387,000, respectively.  Total assets as of December 31, 2011, 2010 and 2009 were approximately $107,555,000, $106,819,000 and $112,441,000, respectively.

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

Commercial Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations and other business entities such as municipalities where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and often times involve personal guarantees given by the owners of the business.  The types of loans the Banks offer include:

●	financing guaranteed under Small Business Administration programs
●	operating and working capital loans
●	loans to finance equipment and other capital purchases
●	commercial real estate loans
●	business lines of credit
●	term loans
●	loans to professionals
●	letters of credit

Agricultural Loans.  The Banks, by nature of their location in central Iowa, are directly and indirectly involved in agriculture and agri-business lending.  This includes short-term seasonal lending associated with cyclical crop and livestock production, intermediate term lending for machinery, equipment and breeding stock acquisition and long-term real estate lending. These loans are typically secured by the crops, livestock, equipment or real estate being financed.  The basic tenet of the Banks' agricultural lending philosophy is a blending of strong, positive cash flow supported by an adequate collateral position, along with a demonstrated capacity to withstand short-term negative impact if necessary.  Applicable governmental subsidies and affiliated programs are utilized if warranted to accomplish these parameters.  Approximately 19% of the loan portfolio consists of loans made for agricultural purposes.

Consumer Loans. Consumer loans are typically available to finance home improvements and consumer purchases, such as automobiles, household furnishings and boats.  These loans are made on both a secured and an unsecured basis.  The following types of consumer loans are available:

●	automobiles and trucks
●	boats and recreational vehicles
●	personal loans and lines of credit
●	home equity lines of credit
●	home improvement and rehabilitation loans
●	consumer real estate loans

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

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios of not to exceed 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination.  Fully amortized monthly repayment terms normally do not exceed twenty years.  Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 40% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is dependent on weather conditions and government programs.

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

Employees

At December 31, 2011, the Banks had a total of 182 full-time equivalent employees and the Company had an additional 11 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory.  Unions represent none of the employees.

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

As of December 31, 2011, there were 37 FDIC insured institutions having approximately 89 offices or branch offices within Boone, Story, Polk and Marshall County, Iowa where the Banks' offices are primarily located.  First National, State Bank and Randall-Story Bank together have the largest percentage of deposits in Story County.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”).   In response to the recent national and international economic recession and to strengthen supervision of financial institutions and systemically important nonbank financial institutions, Congress and the U.S. government have taken a variety of actions, including the enactment of the Dodd-Frank Act on July 21, 2010.  The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s and mandates changes in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments and consumer protection.  While the changes in the law required by the Dodd-Frank Act will most significantly have a major impact on large institutions, even relatively small institutions such as the Company will be affected.

Pursuant to the Dodd-Frank Act, the Banks are subject to regulations promulgated by a new consumer protection bureau housed within the Federal Reserve, known as the Bureau of Consumer Financial Protection (the “Bureau” or “BCFP”).  The Bureau promulgates rules and orders with respect to consumer financial products and services and has substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Banks. The Bureau will not, however, examine or supervise the Banks for compliance with such regulations; rather, enforcement authority will remain with the Banks’ primary federal regulator although the Banks may be required to submit reports or other materials to the Bureau upon its request.

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

The extent to which the new legislation and existing and planned governmental initiatives thereunder will succeed in ameliorating tight credit conditions or otherwise result in an improvement in the national economy is uncertain.  In addition, because most of the component parts of the Dodd-Frank Act will be subject to intensive agency rulemaking and subsequent public comment, it is difficult to predict the ultimate effect of the Dodd-Frank Act on the Company or the Banks at this time.  Operational expenses of the Company may increase as a result of new compliance requirements.

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

Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “S.A.F.E. Act” Requirements).  The S.A.F.E. Act requires residential mortgage loan originators who are employees of regulated financial institutions, such as the Banks,  to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states (the "Registry"). Employees of regulated financial institutions are generally prohibited from originating residential mortgage loans unless they are registered. Federal registrants were permitted to register January 1, 2011.

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

            Source of Strength to the Banks. The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's position that in serving as a source of strength to its subsidiary banks, bank holding companies should use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. It should also maintain the financial flexibility and capital raising capacity to obtain additional resources for providing assistance to its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice, or a violation of the Federal Reserve's regulations, or both.

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

 FDIC Insurance.  Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000.  The coverage limit is per depositor, per insured depository institution for each account ownership category.  The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification.  The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution. The FDIC issued a final rule on February 7, 2011, effective April 1, 2011, that redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity and adopted a new assessment rate schedule effective April 1, 2011.  The total base assessment rate will range from 2.5 to 45 basis points based upon an institutions risk category.  Calculated assessment rates are based upon an institution’s assessment base.

The FDIC announced on November 12, 2009, that insured depository institutions were required to prepay three years of deposit insurance premiums on December 30, 2009.  Under the rule, the prepaid amount was based on an estimate of the institution’s assessment rate in effect on September 30, 2009, its third quarter 2009 assessment base, and an estimated rate of increase in that assessment base. As of December 31, 2011, approximately $2,716,000 of prepaid FDIC deposit insurance premiums were included in other assets.

The Dodd-Frank Act also set a new minimum Deposit Insurance fund (“DIF”) reserve ratio at 1.35% of estimated insured deposits.  The Board of Directors of the FDIC on December 14, 2010 issued a final rule to set the insurance fund's designated reserve ratio (DRR) at 2.00% of estimated insured deposits.  The FDIC is required to attain this ratio by September 30, 2020.  In addition, the Dodd-Frank Act has an impact on the calculation of deposit insurance assessment premiums.  Specifically, the Dodd-Frank Act generally requires the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity.

The FDIC rules also provide the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment if certain restrictions are met.

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with applicable risk-based capital level requirements as of December 31, 2011.

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

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized".  Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized.  As of December 31, 2011 each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

Reserves Against Deposits. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits.  Generally, reserves of 3% must be maintained against total transaction accounts of $71,000,000 or less (subject to an exemption not in excess of the first $11,500,000 of transaction accounts).  A reserve of $2,130,000 plus 10% of amounts in excess of $71,000,000 must be maintained in the event total transaction accounts exceed $71,000,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements.  Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

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

The Company will provide a paper copy of these reports free of charge upon written or telephonic request directed to John P. Nelson, Vice President and Secretary, 405 5th Street, Ames, Iowa 50010 or (515) 232-6251 or by email request at info@amesnational.com.  The information found on the Company’s website is not part of this or any other report the Company files with the SEC.

Executive Officers of Company and Banks

The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Unless otherwise indicated, each executive officer has served in his current position for the past five years.

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Kathy L. Baker	65	Named President and Director of United Bank on January 1, 2008. Previously served as a Vice President in the lending department of United Bank.

Scott T. Bauer	49	Named President of First National in 2007. Previously served as Executive Vice President and Senior Vice President of First National. Director of First National.

Kevin G. Deardorff	57	Vice President & Technology Director of the Company.

Stephen C. McGill	57	President of State Bank since 2003. Previously served as Senior Vice President of State Bank. Director of State Bank.

John P. Nelson	45	Vice President, Secretary and Treasurer of Company. Director and Chairman of Randall-Story Bank.

Thomas H. Pohlman	61
Named President of the Company in 2007.  Previously served as Chief Operating Officer of the Company in 2006 and President of First National from 1999 to 2007. Director of the Company and Director and Chairman of First National, State Bank, Boone Bank and United Bank.

Jeffrey K. Putzier	50	President of Boone Bank since 1999. Director of Boone Bank.

Richard J. Schreier	44	Named President of Randall-Story in May, 2008. Director of Randall-Story. Previously served as Senior Vice President of lending at Randall-Story and State Bank.

Terrill L. Wycoff	69	Executive Vice President of First National since 2000. Director of First National.

ITEM 1A.	RISK FACTORS

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

The recent national and global economic downturn resulted in extreme levels of market volatility locally, nationally and internationally.  This downturn has depressed the overall market value of financial institutions, and may limit or impede industry access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general, including the Company, with respect to, for example, the establishment of reserves should conditions deteriorate further.

In this respect, while the duration and severity of the adverse economic cycle appears to be lessening at the moment, and although the U.S. Department of the Treasury and the FDIC, among others, have implemented programs in an effort to stabilize the national economy, the ultimate effectiveness of these programs remains uncertain at this time.

The recent economic downturn has caused many lending institutions to experience declines in the performance of their loans. The values of real estate collateral supporting mortgage loans have declined and may continue to do so, providing less security for those loans. Across the industry, bank holding companies and bank stock prices have been volatile, as has the ability of banks to raise capital and borrow. Because of the uncertainty and upheaval within the financial markets and industry, there is a potential for new federal and/or state laws and regulations regarding lending, funding and liquidity practices of banks.  Any new legislation or regulations could negatively impact the Company’s operations.

Risks Associated with Loans

A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company’s loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations.  During 2011, the Company’s allowance for loan losses and its level of impaired loans increased by $385,000 and $1,371,000, respectively, over 2010 figures.  These amounts may increase during 2012, if economic conditions do not improve or deteriorate, which would adversely impact the Company’s borrowers.

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

Other Real Estate Owned

“Other real estate owned” consists of real estate collateral that the Company has received in foreclosure, or accepted in lieu of foreclosure, of impaired loans.  The carrying value of the Company’s holdings of other real estate owned decreased to $9,538,000 as of December 31, 2011 from $10,539,000 as of December 31, 2010, primarily due to sales of other real estate owned.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  These independent appraisals or evaluations are performed periodically by management with respect to current and any future other real estate owned, and any subsequent write-downs will be recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.  Due to potential changes in economic conditions, it is reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

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

Concentration of Operations

The Company’s operations are concentrated in central Iowa. As a result of this geographic concentration, the Company’s results may correlate to the economic conditions in this area, which were adversely impacted by the general decline in economic and market activity experienced during 2011, 2010 and 2009.  Continuing deterioration in economic conditions, particularly in the industries on which this area depends (including agriculture which, in turn, is dependent upon weather conditions and government support programs), may adversely affect the quality of the Company’s loan portfolio and the demand for the Company’s products and services, and accordingly, its financial condition and results of operations.

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

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and, among many other things, establishes the new federal BCFP, requires the BCFP and other federal agencies are continuing to implement many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company’s and the Banks’ business. Compliance with the new law and regulations may result in additional costs, which could be significant, and could adversely impact the Company’s results of operations, financial condition or liquidity.

The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect the Company’s net income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's office is housed in the main office of First National located at 405 5th Street, Ames, Iowa and occupies approximately 3,400 square feet. A lease agreement between the Company and First National provides the Company will make available for use by First National an equal amount of interior space at the Company’s building located at 2330 Lincoln Way, Ames, Iowa in lieu of rental payments. The main office owned by First National, consists of approximately 45,000 square feet and includes a drive-through banking facility. In addition to its main office, First National conducts its business through two full-service offices, the University office and the North Grand office. A full-service office in Ankeny, Iowa occupies approximately 14,000 square feet. Approximately 2,200 square feet of the Ankeny office is leased to two tenants for business purposes.  The University office is located in a 16,000 square foot multi-tenant property owned by the Company. A 24-year lease agreement with the Company has been modified in 2002 to provide that an equal amount of interior space will be made available to the Company at First National’s main office at 405 5th Street in lieu of rental payments. First National will continue to rent the drive-up facilities of approximately 1,850 square feet at this location for $1,200 per month.  All of the properties owned by the Company and First National are free of any mortgages.

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

The property the Company owns is located at 2330 Lincoln Way, Ames, Iowa consisting of a multi tenant building of approximately 16,000 square feet.  First National leases 5,947 square feet of this building to serve as its University Office and remaining rentable space is leased to four tenants for business purposes.  The Company owns a real estate property adjacent to 2330 Lincoln Way at 2318 Lincoln Way which consists of a single story commercial building with 2,400 square feet of leased space that is currently leased by one tenant for business purposes.

ITEM 3.	LEGAL PROCEEDINGS

The Banks are from time to time parties to various legal actions arising in the normal course of business.  The Company believes that there is no threatened or pending proceeding against the Company or the Banks, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company or the Banks.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 29, 2012, the Company had approximately 477 shareholders of record and an estimated 983 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts.  The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”.  Trading in the Company’s common stock is, however, relatively limited.  The closing price of the Company’s common stock was $21.65 on February 29, 2012.

Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

	2011			2010
	Market Price			Market Price
Quarter	High	Low	Quarter	High	Low
1st	$21.92	$17.13	1st	$21.99	$17.00
2nd	$19.25	$16.55	2nd	$20.84	$17.26
3rd	$18.75	$14.15	3rd	$20.25	$16.61
4th	$19.88	$15.25	4th	$22.84	$18.90

The Company declared aggregate annual cash dividends in 2011 and 2010 of approximately $4,876,000 and $4,150,000, respectively, or $0.52 per share in 2011 and $0.44 per share in 2010.  In February 2012, the Company declared a cash dividend of approximately $1,397,000 or $0.15 per share. Quarterly dividends declared during the last two years were as follows:

	2011	2010
Quarter	Cash dividends	Cash dividends
	declared per share	declared per share
1st	$0.13	$0.11
2nd	$0.13	$0.11
3rd	$0.13	$0.11
4th	$0.13	$0.11

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

In May, 2011, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. The Company purchased 78,222 shares in 2011 under this Stock Repurchase Plan.  In November, 2011, the Company approved a second Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock.  The first Stock Repurchase Plan was terminated upon approval of the second Stock Repurchase Plan.  The Company purchased 43,780 shares in 2011 under the second approved Stock Repurchase Plan.  As of December 31, 2011, there were 56,220 shares remaining to be purchased under the second Stock Repurchase Plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2011.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2011 to October 31, 2011 (1)	11,991	$16.59	11,991	21,778

November 1, 2011 to November 30, 2011 (2)	35,666	$16.59	35,666	64,334

December 1, 2011 to December 31, 2011 (2)	8,114	$16.76	8,114	56,220

Total	55,771		55,771

(1) Purchased 11,991 shares under the first Stock Repurchase Plan.  This plan was terminated in November, 2011 upon adoption of the second Stock Repurchase Pland and no shares remain available for purchase as a result of the termination.
(2)  Purchased 43,780 shares under the second Stock Repurchase Plan.  56,220 shares remain to be repurchased under this Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2007 through 2011 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Selected Financial Data

	Years Ended December 31,

(dollars in thousands, except per share amounts)	2011	2010	2009	2008	2007

STATEMENT OF INCOME DATA
Interest income	$37,616	$37,294	$38,891	$45,514	$47,562
Interest expense	6,730	7,775	10,226	16,402	23,537

Net interest income	30,886	29,519	28,665	29,112	24,025
Provision (credit) for loan losses	533	664	1,558	1,313	(94)

Net interest income after provision (credit) for loan losses	30,353	28,855	27,107	27,799	24,119
Noninterest income (loss)	6,970	6,836	6,774	(3,111)	7,128
Noninterest expense	18,852	18,221	22,582	17,491	16,696

Income before provision for income tax	18,471	17,470	11,299	7,197	14,551
Provision for income tax	4,550	4,504	2,293	845	3,542

Net income	$13,921	$12,966	$9,006	$6,352	$11,009

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$4,876	$4,150	$3,773	$10,564	$10,183
Cash dividends declared per share	$0.52	$0.44	$0.40	$1.12	$1.08
Basic and diluted earnings per share	$1.48	$1.37	$0.95	$0.67	$1.17
Weighted average shares outstanding	9,399,076	9,432,915	9,432,915	9,431,393	9,427,503

BALANCE SHEET DATA
Total assets	$1,035,564	$962,975	$915,570	$858,141	$861,591
Net loans	438,651	418,094	415,434	452,880	463,651
Deposits	818,705	743,862	722,164	664,795	690,119
Stockholders' equity	134,557	121,363	112,340	103,837	110,021
Equity to assets ratio	12.99%	12.60%	12.27%	12.10%	12.77%

	Years Ended December 31,
	2011	2010	2009	2008	2007

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$13,921	$12,966	$9,006	$6,352	$11,009
Average assets	1,009,231	928,610	880,057	857,705	843,788
Average stockholders' equity	128,679	118,889	108,412	107,794	111,371

Return on assets (net income divided by average assets)	1.38%	1.40%	1.02%	0.74%	1.30%
Return on equity (net income divided by average equity)	10.82%	10.91%	8.31%	5.89%	9.89%
Net interest margin (net interest income divided by average earning assets)	3.60%	3.74%	3.78%	3.94%	3.39%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	49.80%	50.12%	63.72%	67.27%	53.59%
Dividend payout ratio (dividends per share divided by net income per share)	35.14%	32.12%	42.11%	167.16%	92.31%
Dividend yield (dividends per share divided by closing year-end market price)	2.67%	2.03%	1.89%	4.22%	5.54%
Equity to assets ratio (average equity divided by average assets)	12.75%	12.80%	12.32%	12.57%	13.20%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion is provided for the consolidated operations of the Company and its Banks. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks and the managing of its own bond, equity and loan portfolios.  Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker-dealer.  The Company employs eleven individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems and the coordination of management activities, in addition to 182 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flows are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and the Banks; (iii) fees on trust services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks; (v) gain on the sale of loans held for sale and (vi) securities gains.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; and (v) FDIC insurance assessments.  The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company reported net income of $13,921,000 for the year ended December 31, 2011 compared to $12,966,000 and $9,006,000 reported for the years ended December 31, 2010 and 2009, respectively. This represents an increase in net income of 7.4% when comparing 2011 with 2010. The increase in net income in 2011 from 2010 was primarily the result of improved net interest income and lower FDIC insurance assessment, offset in part by higher salaries and benefits and other real estate owned costs.  The increase in net income in 2010 from 2009 was primarily the result of improved net interest income, lower provision for loan losses and lower non-interest expense due to other real estate owned costs and FDIC insurance assessments.  Earnings per share for 2011 were $1.48 compared to $1.37 in 2010 and $0.95 in 2009.  All five Banks demonstrated profitable operations during 2011.

The Company’s return on average equity for 2011 was 10.82% compared to 10.91% and 8.31% in 2010 and 2009, respectively, and the return on average assets for 2011 was 1.38% compared to 1.40% in 2010 and 1.02% in 2009.  The decrease in return on average equity and assets when comparing 2011 to 2010 was primarily a result of increased average assets and equity.  The increase in return on average equity and assets when comparing 2010 to 2009 was primarily a result of the increased net income.

The following discussion will provide a summary review of important items relating to:

•	Challenges
•	Key Performance Indicators
•	Industry Results
•	Critical Accounting Policies
•	Income Statement Review
•	Balance Sheet Review
•	Asset Quality Review and Credit Risk Management
•	Liquidity and Capital Resources
•	Interest Rate Risk
•	Inflation
•	Forward-Looking Statements
•	Performance Graph

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

•
Loans amounted to $438.7 million and $418.1 million as of December 31, 2011 and 2010, respectively.  The loan portfolio increased 4.9% during the year ended December 31, 2011.  The increase in the loan portfolio is primarily due to increases in the commercial and one-to-four family real estate loan portfolios.  A decline in the loan portfolio would have a negative impact on the Company’s earnings for the year.

•
The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated over the past several years and contributed to the Company’s level of non-performing loans, other real estate owned and related costs in 2011 and 2010.  In 2011 and 2010, there were no significant additional impaired real estate development loans in the Des Moines market.  Presently, the Company has $2.2 million in impaired loans with two Des Moines development companies with specific reserves totaling $165,000.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

•
Other real estate owned amounted to $9.5 million and $10.5 million as of December 31, 2011 and 2010, respectively.  Other real estate owned costs amounted to $434,000, $95,000 and $4,048,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

•
The FDIC imposes an assessment against all depository institutions for deposit insurance.  The FDIC has the authority to increase insurance assessments.  FDIC insurance assessments amounted to $739,000, $1,120,000 and $1,675,000 for the years ended December 31, 2011, 2010 and 2009, respectively.   In 2011, 92 banks failed compared to 161 bank failures in 2010 and 140 in 2009.  An increase in FDIC deposit assessments will have a negative impact on the Company’s earnings.

•
The Company operates in a highly regulated environment and is subject to extensive regulation, supervision and examination.  The compliance burden and impact on the Company’s operations and profitability with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of financial institutions and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that financial institutions as well as their holding companies will be subject to significantly increased regulation and compliance obligations that expose them to noncompliance risk and consequences.  The Bureau of Financial Consumer Protection (“BCFP”) has broad rulemaking authority to administer and carry out the purposes and objectives of the new federal consumer protection laws, and to prevent “evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). The full reach and impact of the BCFP’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown. Notwithstanding, insured depository institutions with assets of $10 billion or less will continue to be supervised and examined by their primary federal regulators, rather than the BCFP, with respect to compliance with the federal consumer protection laws.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including but not limited to the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses.  Any change in such regulation and oversight, whether in the form of restrictions on activities, regulatory policy, regulations, or legislation, including but not limited to changes in the regulations governing banks, could have a material impact on the Company’s operations.  It is unknown at this time to what extent legislation will be passed into law or regulatory proposals will be adopted, or the effect that such passage or adoption will have on the banking industry or the Company.   Applicable laws and regulations may change, and there is no assurance that such changes will not adversely affect the Company’s business.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 7,357 commercial banks and savings institutions insured by the FDIC.

 Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Year Ended December 31,
	2011		2010		2009
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.38%	0.88%	1.40%	0.66%	1.02%	0.09%

Return on equity	10.82%	7.86%	10.91%	5.99%	8.31%	0.90%

Net interest margin	3.60%	3.60%	3.74%	3.76%	3.78%	3.47%

Efficiency ratio	49.80%	61.37%	50.12%	57.22%	63.72%	55.53%

Capital ratio	12.75%	9.09%	12.80%	8.90%	12.32%	8.65%

Key performance indicators include:

•	Return on Assets

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

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio is lower than the industry average.  The Company’s efficiency ratio is lower than the industry primarily as a result of the Company’s lower non-interest expense.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2011:

Quarterly Net Income Posts Tenth Consecutive Year-Over-Year Gain

Lower provisions for loan losses, reflecting an improving trend in asset quality, lifted fourth-quarter net income of FDIC-insured commercial banks and savings institutions. Fourth-quarter earnings totaled $26.3 billion, an increase of $4.9 billion (23.1%) compared with the same period of 2010. The year-over-year improvement in profits comprised a majority of insured institutions. Almost two out of every three banks (63.2%) reported higher quarterly net income than a year ago, and only 18.9% were unprofitable, compared with 27.1% in fourth quarter 2010. The average return on assets (ROA) rose to 0.76%, from 0.64% a year earlier.

Earnings Benefit Further from Lower Provisions for Loan Losses

Insured institutions set aside $19.5 billion in provisions for loan losses in the fourth quarter, a decline of $13.1 billion (40.1%) from fourth quarter 2010. Provisions represented 12.1% of the industry’s net operating revenue (the sum of net interest income and total noninterest income), down from 19.7% a year ago, and well below the 51.7% peak level in this cycle registered in fourth quarter 2008. Loss provisions have fallen, year over year, for nine consecutive quarters. The trend of reduced provisioning was relatively broad: more than half of all institutions (54.6%) reported lower quarterly provisions than a year ago.

Overall Revenues Continue to Exhibit Weakness

For the third time in the last four quarters, net operating revenue posted a year-over-year decline. The $3.8 billion (2.3%) drop was caused by a $4.4 billion (7.4%) reduction in noninterest income. Gains on loan sales were $1.9 billion (53%) below the level of a year ago, servicing income was $1.4 billion (29.9%) lower, and trading income fell by $812 million (23.5%). Increases in the market values of some large bank liabilities produced accounting losses in the fourth quarter that reversed some of the related gains in noninterest income that occurred in third quarter 2011.1 Net interest income increased year over year for the first time in four quarters, rising by $609 million (0.6%).

Full-Year Net Income Rises to Five-Year High

For all of 2011, net income totaled $119.5 billion, an increase of $34 billion (39.8%) from full-year 2010 earnings. This is the highest annual net income total since the industry earned $145.2 billion in 2006. More than two out of every three banks (66.9%) reported improved earnings in 2011, and only 15.5% reported a net loss for the year. In 2010, 22.1% of all banks reported full-year net losses. The average ROA was 0.88%, up from 0.65% in 2010. The improvement in full-year net income was made possible by an $81.1 billion reduction in loan loss provisions.

Full-Year Operating Revenues Are Lower than in 2010

Both net interest income and noninterest income were lower than in 2010, as full-year net operating revenue declined for only the second time since 1938 (the only other decline occurred in 2008). Net interest income posted its first full-year decline since 1971, falling by $7.5 billion (1.7%). The average net interest margin in 2011 was 3.6%, down from 3.76% in 2010. Interest-bearing assets increased by 4.4% in 2011, but more than a third of this growth (35.7%) consisted of low-yielding balances with Federal Reserve Banks. Total noninterest income fell for a second consecutive year and the fourth time in the last five years, declining by $5.3 billion (2.3%). Income from trust operations and trading income were higher than in 2010 (by $1.6 billion and $2.2 billion, respectively), but these improvements were outweighed by lower servicing income (down $8 billion), reduced gains on loan sales (down $4.8 billion), and lower income from service charges on deposit accounts, which fell by $2.1 billion (5.9%). Realized gains on securities and other assets were $3.6 billion (39.5%) lower than in 2010. Insured institutions paid $77.9 billion in dividends during 2011, an increase of $24 billion (44.5%) from 2010, but below the record level of $110.3 billion paid out in 2007.

Loan Losses Fall to Lowest Level in 15 Quarters

Net charge-offs totaled $25.4 billion in the fourth quarter, a decline of $17.1 billion (40.2%) from a year ago. The fourth-quarter total represents the lowest level for quarterly charge-offs since first quarter 2008. This is the sixth consecutive quarter in which charge-offs have posted a year-over-year decline. Improvements occurred across all major loan types. The largest declines were in credit cards (down $5.4 billion, or 42.2%), real estate construction and land development loans (down $3.3 billion, or 62.4%), residential mortgage loans (down $2.4 billion, or 31.8%) and loans to commercial and industrial (C&I) borrowers (down $2 billion, or 43.5%).

Noncurrent Loan Balances Decline in Most Major Loan Categories

The amount of loan balances that were noncurrent (90 days or more past due or in nonaccrual status) declined for the seventh quarter in a row, falling by $4.3 billion (1.4%). The decline was led by real estate construction and land development loans, where noncurrent balances fell by $4.9 billion (13.2%), C&I loans, where noncurrents declined by $1.8 billion (9.5%), and nonfarm nonresidential real estate loans, where noncurrent balances fell by $1.6 billion (4%). The only significant increase in noncurrent loans occurred in residential mortgage portfolios, where noncurrent balances rose by $5.2 billion (3.1%). This increase reflected the addition of $6.3 billion in rebooked “GNMA loans” that were 90 days or more past due.

Reductions in Reserves Continue to Track Declines in Noncurrent Loans

Loan-loss reserves fell for a seventh consecutive quarter, declining by $6.3 billion (3.2%), as net charge-offs of $25.4 billion exceeded loss provisions of $19.5 billion. As has been the case throughout the recent period of reserve reductions, most of the declines have been concentrated among large institutions. Half of all banks increased their reserves during the fourth quarter, whereas 70% of the 50 largest banks reduced their reserves. The industry’s “coverage ratio” of reserves to noncurrent loans and leases declined slightly, from 63.7% to 62.5% during the quarter.

Equity Capital Registers a Small Decline

Lower unrealized gains on available-for-sale securities and other financial instruments contributed to a $7.7 billion (0.5%) decline in the industry’s total equity capital during the fourth quarter. Unrealized gains are not included in regulatory capital, and tier 1 leverage capital increased by $2.4 billion (0.2%). This is the smallest quarterly increase in leverage capital in the past 13 quarters. Retained earnings contributed $3.7 billion to capital growth in the quarter, as banks paid $22.6 billion of their $26.3 billion in quarterly earnings in dividends.

Loan Balances Post Largest Real Growth in Four Years

Total assets of insured institutions increased by $76.1 billion (0.6%) in the fourth quarter, as loan balances rose by $130.1 billion (1.8%). This is the third consecutive quarter in which total loan balances have increased and, apart from first quarter 2010 when accounting rule changes caused a $221 billion increase in reported balances, it represents the largest quarterly increase since fourth quarter 2007.3 As in the prior two quarters, overall loan growth was led by C&I loans, which rose by $62.8 billion (4.9%), accounting for almost half of the total increase in loans and leases during the quarter. C&I loans have increased in each of the last six quarters. Additionally, C&I loans to small businesses (C&I loans in original amounts of $1 million or less) increased by $2.8 billion (1%). This is the first time in the seven quarters for which data on quarterly changes in these loans are available that small C&I loan balances have increased. Residential mortgage loans increased by $26 billion (1.4%), following a $23.6 billion increase in the third quarter. Credit card balances posted a seasonal increase of $21.3 billion (3.2%). Real estate construction and development loans declined for a 15th consecutive quarter, falling by $14.7 billion (5.8%). Investment securities portfolios increased by $61.6 billion (2.2%), with mortgage-backed securities rising by $45.0 billion (2.8%), and state, county, and municipal securities increasing by $13.3 billion (6.5%). Assets in trading accounts declined by $36 billion (4.8%), while interest-bearing balances due from depository institutions fell by $34.9 billion (3.3%).

Money Continues to Flow into Fully Insured Deposit Accounts

Deposit balances registered strong growth for a sixth consecutive quarter, as large-denomination transaction accounts that offer unlimited insurance coverage through the end of 2012 continue to attract new depositors. Total deposits at insured institutions increased by $183.2 billion (1.8%). Over the last six quarters, deposits at FDIC-insured institutions have risen by more than $1 trillion. Most of the growth has consisted of large-denomination noninterest-bearing transaction deposits that are fully insured until the end of 2012. Balances in these accounts increased by $191.2 billion (13.7%) during the fourth quarter, and totaled $1.58 trillion at the end of the year. In contrast, nondeposit liabilities declined by $99.5 billion (4.5%), while deposits in foreign offices fell by $66.6 billion (4.5%).

“Problem List” Shrinks for Third Consecutive Quarter

The number of institutions reporting financial results fell from 7,437 to 7,357 in the fourth quarter. During the quarter, 54 institutions were merged into other institutions, and 18 insured institutions failed. There were two institutions whose December financial reports had not been received at the time this publication was prepared. The number of institutions on the FDIC’s “Problem List” declined from 844 to 813 during the quarter, and total assets of “problem” institutions fell from $339 billion to $319.4 billion. For the full year, the number of reporting institutions declined by 314, as 3 new reporters were added, 92 institutions failed, and 198 were absorbed by mergers. During 2011, the number of full-time-equivalent employees at insured institutions increased from 2,088,579 to 2,107,976.

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

ASSETS
	2011			2010			2009

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$75,954	$3,951	5.20%	$68,905	$3,869	5.61%	$68,677	$3,535	5.15%
Agricultural	44,866	2,491	5.55%	41,941	2,443	5.82%	36,351	2,196	6.04%
Real estate	289,586	16,041	5.54%	284,515	16,542	5.81%	304,362	18,074	5.94%
Consumer and other	20,962	1,117	5.33%	22,327	1,207	5.41%	25,078	1,407	5.61%

Total loans (including fees)	431,368	23,600	5.47%	417,688	24,061	5.76%	434,468	25,212	5.80%

Investment securities
Taxable	262,894	6,993	2.66%	239,853	6,965	2.90%	203,735	7,967	3.91%
Tax-exempt 2	221,679	10,077	4.55%	183,541	8,875	4.84%	151,340	7,991	5.28%

Total investment securities	484,573	17,070	3.52%	423,394	15,840	3.74%	355,075	15,958	4.49%

Interest bearing deposits and federal funds sold	39,257	466	1.19%	32,130	489	1.52%	41,645	499	1.20%

Total interest-earning assets	955,198	$41,136	4.31%	873,212	$40,390	4.63%	831,189	$41,669	5.01%

Noninterest-earning assets
Cash and due from banks	18,065			19,544			20,720
Premises and equipment, net	11,421			11,718			12,216
Other, less allowance for loan losses	24,547			24,136			15,932

Total noninterest-earning assets	54,033			55,398			48,868

TOTAL ASSETS	$1,009,231			$928,610			$880,057

1 Average loan balance includes nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2011			2010			2009

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	$436,419	$1,278	0.29%	$386,010	$1,369	0.35%	$355,504	$1,650	0.46%
Time deposits > $100,000	103,175	1,620	1.57%	89,290	1,651	1.85%	84,786	2,290	2.70%
Time deposits < $100,000	140,894	2,415	1.71%	147,453	3,076	2.09%	157,749	4,488	2.84%

Total deposits	680,488	5,313	0.78%	622,753	6,096	0.98%	598,040	8,428	1.41%
Other borrowed funds	83,085	1,417	1.70%	87,758	1,679	1.91%	83,841	1,798	2.14%

Total interest-bearing liabilities	763,573	6,730	0.88%	710,511	7,775	1.09%	681,881	10,226	1.50%

Noninterest-bearing liabilities
Demand deposits	111,530			94,286			84,245
Other liabilities	5,449			4,924			5,519

Stockholders' equity	128,679			118,889			108,412

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,009,231			$928,610			$880,057

Net interest income		$34,406	3.60%		$32,615	3.74%		$31,443	3.78%

Spread Analysis
Interest income/average assets		$41,136	4.08%		$40,390	4.35%		$41,669	4.73%
Interest expense/average assets		6,730	0.67%		7,775	0.84%		10,226	1.16%
Net interest income/average assets		34,406	3.41%		32,615	3.51%		31,443	3.57%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate.  For example, real estate loan interest income decreased $501,000 in 2011 compared to 2010.  Increased volume of real estate loans increased income in 2011 by $287,000 and lower interest rates decreased interest income in 2011 by $788,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

	2011 Compared to 2010			2010 Compared to 2009
(dollars in thousands)
	Volume	Rate	Total 1	Volume	Rate	Total 1
Interest income
Loans
Commercial	$378	$(296)	$82	$12	$322	$334
Agricultural	165	(117)	48	329	(82)	247
Real estate	287	(788)	(501)	(1,147)	(385)	(1,532)
Consumer and other	(73)	(17)	(90)	(151)	(49)	(200)

Total loans (including fees)	757	(1,218)	(461)	(957)	(194)	(1,151)

Investment securities
Taxable	634	(606)	28	1,267	(2,269)	(1,002)
Tax-exempt	1,759	(557)	1,202	1,592	(708)	884

Total investment securities	2,393	(1,163)	1,230	2,859	(2,977)	(118)

Interest bearing deposits and federal funds sold	96	(119)	(23)	(127)	117	(10)

Total interest-earning assets	3,246	(2,500)	746	1,775	(3,054)	(1,279)

Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	161	(252)	(91)	132	(413)	(281)
Time deposits > $100,000	238	(269)	(31)	116	(755)	(639)
Time deposits < $100,000	(130)	(531)	(661)	(279)	(1,133)	(1,412)

Total deposits	269	(1,052)	(783)	(31)	(2,301)	(2,332)

Other borrowed funds	(85)	(177)	(262)	81	(200)	(119)

Total interest-bearing liabilities	184	(1,229)	(1,045)	50	(2,501)	(2,451)

Net interest income-earning assets	$3,062	$(1,271)	$1,791	$1,725	$(553)	$1,172

1 The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.
Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest bearing liabilities.  The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income.  Refer to the tables preceding this paragraph for additional detail.  Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities.  Net interest income divided by average earning assets is referred to as net interest margin.  For the years December 31, 2011, 2010 and 2009, the Company's net interest margin was 3.60%, 3.74% and 3.78%, respectively.

Net interest income during 2011, 2010 and 2009 totaled $30,886,000, $29,519,000 and $28,665,000, respectively, representing a 5% increase in 2011 compared to 2010 and a 3% increase in 2010 from 2009.  Net interest income increased in 2011 as compared to 2010 due primarily to increases in average interest-earning assets and lower rates on deposits, offset in part by declines in yields on loans and investments.  Net interest income increased in 2010 as compared to 2009 due primarily to increases in average interest-earning assets, offset in part by yields on investments declining more than yields on deposits.

The high level of competition in the local markets will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s largest market, Ames, Iowa, has ten banks, one thrift, six credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other communities creating similarly competitive environments.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses.  The Company’s provision for loan losses for the year ended December 31, 2011 was $533,000 compared to $664,000 for the previous year. The lower provision for loan losses in 2011 as compared to 2010 was due primarily to lower net charge offs, offset in part by a higher provision for loan losses on impaired loans for the year ended December 31, 2011 as compared to the year ended December 31, 2010.  The Company’s provision for loan losses for the year ended December 31, 2010 was $664,000 compared to $1,558,000 for the previous year. The lower provision for loan losses in 2010 as compared to 2009 was due primarily to a lower provision for loan losses on impaired loans for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  Refer to the “Asset Quality and Credit Risk Management” discussion for additional details with regard to loan loss provision expense.

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

Noninterest Income and Expense

Total noninterest income is comprised primarily of fee-based revenues from trust and agency services, bank-related service charges on deposit activities, net securities gains, merchant and ATM fees related to electronic processing of merchant and cash transactions and gain on the sale of loans held for sale.

Noninterest income during the years ended 2011, 2010 and 2009 totaled $6,970,000, $6,836,000 and $6,774,000, respectively.  The higher non-interest income in 2011 as compared to 2010 related primarily to gain on the sale of loans held for sale and trust services income, offset in part by decreases in service fees.  The increase in gain on sale of loans held for sale is due primarily to increased loan origination volume.  The increase in trust department income was due primarily to increases in the number of customer relationships and income related to improving fair values for fee based managed assets.  The decrease in service charges was primarily due to lower overdraft fees due in part to regulatory changes associated with the Dodd-Frank Act. The slightly higher non-interest income in 2010 as compared to 2009 related primarily to higher trust services income and merchant and ATM fees, offset in part by decreases in service fees and security gains.  Trust income increases are due primarily to increases in the customer base.  Increase in merchant and ATM fees are due primarily to increase in usage.  Decreases in service fees are due in part to regulatory changes associated with overdraft fees.  Excluding securities gains in 2011 and 2010, noninterest income increased 1.4% in 2011 as compared to 2010.  Excluding securities gains in 2010 and 2009, noninterest income increased 4.4% in 2010 as compared to 2009.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds.  Historically, the Company has not had any material expenses relating to discontinued operations, extraordinary losses or adjustments from a change in accounting principles.  Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 62% of noninterest expenses in 2011.

Noninterest expense during the years ended 2011, 2010 and 2009 totaled $18,852,000, $18,221,000 and $22,582,000, respectively, representing a 3.5% increase in 2011 compared to a 19.3% decrease in 2010.  The primary reason for the increase in 2011 was higher salaries and employee benefit costs and other real estate owned costs, offset in part by a decrease in FDIC insurance assessments.  The higher salaries and employee benefit costs are primarily due to normal salary increases, higher incentive pay and one time personnel costs.  The higher 2011 other real estate owned costs are primarily due to impairment write downs.  The lower FDIC insurance assessments are due primarily to lower assessment rates. The primary reason for the decrease in 2010 was the decreases in other real estate owned costs, due primarily to impairment write downs in 2009, and the decrease in FDIC insurance assessment, due to a one-time special assessment in 2009 and lower assessment rates in 2010.  The percentage of noninterest expense to average assets was 1.87% in 2011, compared to 1.96% and 2.57% during 2010 and 2009, respectively.

Provision for Income Taxes

The provision for income taxes for 2011, 2010 and 2009 was $4,550,000, $4,504,000 and $2,293,000, respectively. This amount represents an effective tax rate of 25% during 2011, compared to 26% and 20% for 2010 and 2009, respectively.  The Company's marginal federal income tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

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

Total assets increased to $1,035,564,000 in 2011 compared to $962,975,000 in 2010, a 7.5% increase.  The increase in assets was due primarily to an increase in securities available-for-sale and loans, funded primarily by a growth in deposits.

Loan Portfolio

Net loans as of December 31, 2011 totaled $438,651,000, an increase of 4.9% from the $418,094,000 as of December 31, 2010. The increase in loan volume occurred despite of a continuing weakness in loan demand in some sectors of the economy.  Loans are the primary contributor to the Company’s revenues and cash flows.  The average yield on loans was 195 and 202 basis points higher in 2011 and 2010, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2011.

	2011	2010	2009	2008	2007
(dollars in thousands)
Real Estate
Construction	$23,631	$19,597	$22,864	$35,326	$46,568
1-4 family residential	94,262	88,933	91,673	95,988	104,762
Commercial	147,500	139,370	141,741	153,366	147,023
Agricultural	32,503	31,931	30,788	33,547	33,684
Commercial	75,958	78,173	69,031	76,653	78,616
Agricultural	52,179	45,630	42,356	40,324	36,133
Consumer and other	20,754	22,052	24,693	24,528	22,782

Total loans	446,787	425,686	423,146	459,732	469,568
Deferred loan fees, net	231	71	60	72	137

Total loans net of deferred fees	$446,556	$425,615	$423,086	$459,660	$469,431

The Company's loan portfolio consists of real estate loans, commercial loans, agricultural loans and consumer loans.  As of December 31, 2011, gross loans totaled approximately $447 million, which equals approximately 54.6% of total deposits and 43.1% of total assets. The Company’s peer group (consisting of 303 bank holding companies with total assets of $1 to $3 billion) loan to deposit ratio as of September 30, 2011 was a much higher 77%.  The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy.  As of December 31, 2011, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2011

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

		After one
		year but
	Within	within	After
	one year	five years	five years	Total
(dollars in thousands)

Real Estate
Construction	$14,963	$7,663	$1,005	$23,631
1-4 family residential	24,704	33,784	35,774	94,262
Commercial	35,440	84,577	27,483	147,500
Agricultural	5,524	10,983	15,996	32,503
Commercial	34,550	38,151	3,257	75,958
Agricultural	36,118	14,849	1,212	52,179
Consumer and other	5,686	10,113	4,955	20,754

Total loans	$156,985	$200,120	$89,682	$446,787

	After one
	year but
	within	After
	five years	five years

Loan maturities after one year with:
Fixed rates	$153,677	$81,763
Variable rates	46,443	7,919

	$200,120	$89,682

Loans Held For Sale

Mortgage origination funding awaiting delivery to the secondary market totaled $1,213,000 and $1,993,000 as of December 31, 2011 and 2010, respectively.  Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations.  The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income.  It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2011 were $508,625,000, an increase of $38.7 million or 8.2% from the prior year end.  As of December 31, 2011 and 2010, the investment portfolio comprised 49% of total assets.

The following table presents the fair values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2011, 2010 and 2009, respectively.  This portfolio provides the Company with a significant amount of liquidity.

	2011	2010	2009
(dollars in thousands)

U.S. treasury securities	$-	$503	$525
U.S. government agencies	63,200	87,412	106,640
U.S. government mortgage-backed securities	159,855	127,349	101,590
State and political subdivisions	259,393	228,373	178,052
Corporate bonds	20,387	20,372	24,300
Equity securities	5,790	5,898	7,548

Total	$508,625	$469,907	$418,655

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

The equity securities portfolio consisted primarily of financial and utility stocks and other required stocks as of December 31, 2011, 2010, and 2009.

 During the year ended December 31, 2011, the Company did not recognize any other-than-temporary impairment charges in the securities available-for-sale portfolio.  Management believes that there are no additional other-than-temporary impairments in the securities available-for-sale portfolio at December 31, 2011; however, it is possible that the Company may incur impairment losses in 2012.

As of December 31, 2011, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity.

The Company’s securities available-for-sale portfolio is carried at fair value with “fair value” being defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

The valuation techniques used are consistent with the market approach, the income approach, and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques are consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, a fair value hierarchy was established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

Level1:
Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:
Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatility, prepayment speeds, credit risk); or inputs derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:
Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Other securities available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the terms and conditions, among other things.

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have a complicated structure. The Company’s entire portfolio consists of traditional investments, nearly all of which are federal agency or mortgage pass-through securities, general obligation or revenue based municipal bonds or corporate bonds. Equity securities consist of FHLB and FRB stock.  Pricing for such instruments is fairly generic and is easily obtained. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third-party sources.

Investment Maturities as of December 31, 2011

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties.

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total
(dollars in thousands)

U.S. government agencies	$3,319	$50,792	$9,089	$-	$63,200
U.S. government mortgage-backed securities	3,642	143,763	9,830	2,620	159,855
States and political subdivisions*	24,295	107,322	102,150	25,626	259,393
Corporate bonds	4,208	11,016	5,163	-	20,387

Total	$35,464	$312,893	$126,232	$28,246	$502,835

Weighted average yield
U.S. government agencies	3.92%	2.58%	2.25%	0.00%	2.60%
U.S government mortgage-backed securities	4.10%	3.79%	3.41%	4.66%	3.78%
States and political subdivisions*	3.82%	4.27%	4.57%	5.36%	4.49%
Corporate bonds	4.93%	4.57%	5.20%	0.00%	4.81%

Total	4.25%	3.79%	4.34%	5.29%	4.04%

*Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

Deposits

Total deposits were $818,705,000 and $743,862,000 as of December 31, 2011 and 2010, respectively.  The increase of $74,844,000 can be attributed to increases in commercial, retail and public funds.  Also the mix of deposits has changed, as depositors have moved deposits to demand, NOW and money market from time deposit accounts.

The Company’s primary source of funds is customer deposits. The Company attempts to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 63% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed.  Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company had $3,249,000 and $1,249,000 of brokered deposits as of December 31, 2011 and 2010, respectively.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)

Noninterest bearing demand deposits	$111,530	0.00%	$94,286	0.00%	$84,245	0.00%
Interest bearing demand deposits	221,054	0.30%	194,281	0.35%	174,716	0.42%
Money market deposits	173,440	0.29%	154,264	0.37%	147,782	0.54%
Savings deposits	41,925	0.27%	37,465	0.32%	33,007	0.34%
Time certificates > $100,000	103,175	1.57%	89,290	1.85%	84,786	2.70%
Time certificates < $100,000	140,894	1.71%	147,453	2.09%	157,749	2.84%

	$792,018		$717,039		$662,795

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2011, 2010 and 2009.

	2011	2010	2009
(dollars in thousands)
3 months or less	$21,319	$17,160	$17,814
Over 3 through 12 months	54,342	41,180	45,007
Over 12 through 36 months	23,425	29,210	20,752
Over 36 months	8,859	7,308	3,481

Total	$107,945	$94,858	$87,054

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

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2011, 2010 and 2009.

	2011		2010		2009

		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$41,697	0.50%	$54,859	0.63%	$40,490	0.64%

Other short-term borrowings	-	0.00%	2,047	0.00%	139	0.00%

FHLB advances	15,179	2.81%	16,745	2.91%	16,500	3.12%

Other long-term borrowings	20,000	3.36%	20,000	3.36%	20,000	3.77%

Total	$76,876	1.70%	$93,651	1.61%	$77,129	1.98%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$46,081	0.57%	$49,300	0.66%	$42,795	0.92%

Other short-term borrowings	748	0.00%	610	0.00%	616	0.00%

FHLB advances	16,256	2.88%	17,848	3.28%	20,430	3.11%

Other long-term borrowings	20,000	3.43%	20,000	3.83%	20,000	3.85%

Total	$83,085	1.70%	$87,758	1.91%	$83,841	2.14%

Maximum Amount Outstanding during the Year

Federal funds purchased and repurchase agreements	$76,766		$76,559		$50,493

Other short-term borrowings	$2,087		$3,131		$3,053

FHLB advances	$19,195		$18,500		$23,500

Other long-term borrowings	$20,000		$20,000		$20,000

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  As of December 31, 2011, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods.  These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company.  For additional information, see Note 11 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.
Contractual Obligations

Contractual Obligations

The following table sets forth the balance of contractual obligations by maturity period as of December 31, 2011 (in thousands).

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Deposits	$818,705	$726,997	$70,349	$21,359	$-

Federal funds purchased and securities sold under agreements to repurchase	41,697	41,697	-	-	-

FHLB advances and other long-term borrowings (1)	35,179	568	2,151	7,152	25,308

Operating lease obligations	19	8	11	-	-

Purchase obligations (2)	1,744	672	1,072	-	-

Total	$897,344	$769,942	$73,583	$28,511	$25,308

(1) FHLB advances consist of various FHLB borrowings with fixed rates with final maturities through 2025.  $11.5 million of the FHLB advances are callable and $1.2 million of the FHLB advances are amortizing.  Other long-term borrowings consist of term repurchase agreements having maturities greater than one year and $13.0 million can be called by the issuing financial institution.  The other long term borrowings have final maturities through 2018.

(2) Purchase obligations include data processing and Internet banking services contracts that include termination provisions that would accelerate all future payments in the event the Company changed service providers prior to the contracts’ expirations.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2011, totaled $438,651,000 as compared to $418,094,000 as of December 31, 2010, an increase of 4.9%.  Net loans comprise 42% of total assets as of the end of 2011.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  As the following chart indicates, the Company’s non-performing assets have increased by 2.3% from 2010 and total $17,605,000 as of December 31, 2011.  The Company’s level of problem assets as a percentage of assets of 1.70% as of December 31, 2011, is lower than the average for FDIC insured institutions as of December 31, 2011, of 2.55%.  Management believes that the allowance for loan losses remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ended December 31, 2011.

	2011	2010	2009	2008	2007
(dollars in thousands)

Non-performing assets:
Nonaccrual loans	$7,915	$6,277	$10,187	$6,339	$3,249
Loans 90 days or more past due	152	21	121	469	1,300

Total non-performing loans	8,067	6,298	10,308	6,808	4,549
Securities available-for-sale	-	377	660	358	-
Other real estate owned	9,538	10,539	10,480	13,334	2,846

Total non-performing assets	$17,605	$17,214	$21,448	$20,500	$7,395

The accrual of interest on nonaccrual and other impaired loans is discontinued at 90 days or when, in the opinion of management, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received and principal obligations are expected to be recoverable. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair value of the loan’s collateral.

At December 31, 2011 and 2010, the Company had non-performing loans of approximately $8,067,000 and $6,298,000, respectively.  The economic conditions for commercial real estate developers in the Des Moines metropolitan area deteriorated over the past several years and contributed to the Company’s level of non-performing loans, other real estate owned and related costs in 2011 and 2010.  In 2011 and 2010, there were no significant additional impaired real estate development loans in the Des Moines market.  Presently, the Company has $2.2 million in impaired loans with two Des Moines development companies with specific reserves totaling $165,000.  The Company has additional customer relationships with real estate developers in the Des Moines area that may become impaired in the future if economic conditions do not improve or become worse.  The Company has a limited number of such credits and is actively engaged with the customers to minimize credit risk.

Impaired loans totaled $7,803,000 as of December 31, 2011 and were $1,371,000 higher than the impaired loans as of December 31, 2010.  The Company considers impaired loans to generally include the non-performing loans (consisting of nonaccrual loans and loans past due 90 days or more and still accruing) and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $876,000 and $445,000 at December 31, 2011 and 2010, respectively.  The average balances of impaired loans for the years ended December 31, 2011 and 2010 were $6,581,000 and $7,835,000, respectively.  For the years ended December 31, 2011, 2010 and 2009, interest income, which would have been recorded under the original terms of such loans, was approximately $362,000, $425,000 and $564,000, respectively, with $215,000, $233,000 and $32,000, respectively, recorded.  Loans greater than 90 days past due and still accruing interest were approximately $152,000 and $21,000 at December 31, 2011 and 2010, respectively.

Summary of the Allowance for Loan Losses

The provision for loan losses represents an expense charged against earnings to maintain an adequate allowance for loan losses. The allowance for loan losses is management’s best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower; a realistic determination of value and adequacy of underlying collateral; historical charge-offs; the condition of the local economy; the condition of the specific industry of the borrower; an analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

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

	2011	2010	2009	2008	2007
(dollars in thousands)

Balance at beginning of period	$7,521	$7,652	$6,779	$5,781	$6,533
Charge-offs:
Real estate
Construction	-	22	105	76	402
1-4 Family residential	75	163	155	89	1
Commercial	51	20	415	70	25
Agricultural	-	50	15	-	-
Commercial	2	391	54	77	-
Agricultural	23	42	-	-	-
Consumer and other	52	179	122	115	299

Total charge-offs	203	867	866	427	727

Recoveries:
Real estate
Construction	-	-	6	-	-
1-4 Family residential	-	1	27	3	1
Commercial	2	-	98	1	-
Agricultural	-	-	-	-	-
Commercial	21	5	3	35	21
Agricultural	17	32	-	-	-
Consumer and other	14	34	47	73	47

Total recoveries	54	72	181	112	69

Net charge-offs	149	795	685	315	658
Provisions charged (credited) to operations	533	664	1,558	1,313	(94)

Balance at end of period	$7,905	$7,521	$7,652	$6,779	$5,781

Average loans outstanding	$431,368	$417,688	$434,468	$463,782	$454,088

Ratio of net charge-offs during the period to average loans outstanding	0.03%	0.19%	0.16%	0.07%	0.14%

Ratio of allowance for loan losses to total loans net of deferred fees	1.77%	1.77%	1.81%	1.47%	1.23%

The allowance for loan losses increased to $7,905,000 at the end of 2011 in comparison to the allowance of $7,521,000 at year end 2010 as a result of provisions in 2011 in the amount of $533,000, offset in part by net charge offs of $149,000.  The lower provision for loan losses in 2011 as compared to 2010 was due primarily to lower net charge offs, offset in part by a higher provision for loan losses on impaired loans for the year ended December 31, 2011 as compared to the year ended December 31, 2010.  The allowance for loan losses decreased to $7,521,000 at the end of 2010 in comparison to the allowance of $7,652,000 at year end 2009 as a result of net charge offs of $795,000, offset in part by provisions in 2010 in the amount of $664,000.  The lower provision for loan losses in 2010 as compared to 2009 was due primarily to a lower provision for loan losses on impaired loans for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  The allowance for loan losses increased to $7,652,000 at the end of 2009 in comparison to the allowance of $6,779,000 at year end 2008 as a result of provisions in 2009 in the amount of $1,558,000 offset by net charge offs of $685,000.   The increase in the provision for loan losses was due primarily to an increase in factors related to weakening economic conditions and an increase in the specific reserve on impaired loans, offset in part by a decrease in the loan portfolio.  The allowance for loan losses increased to $6,779,000 at the end of 2008 in comparison to the allowance of $5,781,000 at year end 2007 as a result of provisions in 2008 in the amount of $1,313,000 offset by net charge offs of $315,000.  The increase in the provision for loan losses was due primarily to an increase in factors related to weakening economic conditions and an increase in the level of risks associated with the construction and commercial real estate loan portfolios.

General reserves for loan categories normally range from 1.10% to 2.10% of the outstanding loan balances. In general as loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline.  The loan provisions recognized in 2011 were due primarily to an increase in the loan portfolio and specific reserves on impaired loans. The loan provisions recognized in 2010 were due primarily to a continuing weakness in the economic conditions and an increase in the loan portfolio. The loan provisions recognized in 2009 were due primarily to weakening economic conditions and an increase in the specific reserve on impaired loans, offset in part by a decrease in the loan portfolio.  The allowance relating to commercial real estate, 1-4 family residential and commercial loans are the largest reserve components. Construction and commercial real estate loans have higher general reserve levels than 1-4 family and agricultural real estate loans as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch and problem loans, higher past due percentages, declining collateral values and less favorable economic conditions for those portfolios.  As of December 31, 2011, commercial real estate loans have general reserves ranging from 1.37% to 1.72%. The level of non-performing loans as of December 31, 2011 has increased since 2010 but remains at a manageable level.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. As of December 31, 2011, the specific reserve increased to $876,000 from $445,000, as the volume of problem credits increased.

As of December 31, 2010, the specific reserve decreased to $445,000 from $999,000, as the volume of problem credits decreased and economic conditions related to these borrowers stabilized.  As of December 31, 2009, the specific reserve increased to $999,000 from $257,000 at the prior year end, as the volume of problem credits increased and economic conditions worsened.   As of December 31, 2008, the specific reserve increased to $257,000 from $247,000 at the prior year end, as the volume of problem credits increased in 2008.  As of December 31, 2007, specific reserves decreased to $247,000 from $1,477,000 reserved at year end 2006, in part, due to the charge-off of credits with specific reserves, an improved condition of certain credits and a change in the Company’s method of determining specific reserves.  The revised methodology resulted from implementing guidance provided by federal regulatory agencies. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had the largest impact on the reallocation of the reserve among different parts of the portfolio.

Other factors considered when determining the adequacy of the general reserve include historical losses; watch, substandard and impaired loan volume; collecting past due loans; loan growth; loan to value ratios; loan administration; collateral values; and economic factors. The Company’s concentration risks include geographic concentration in central Iowa; the local economy’s dependence upon several large governmental entity employers, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that, in turn, is dependent on weather conditions and government programs.  However, no assurances can be made that losses will remain at the relatively favorable levels experienced over the past five years.

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses.

	2011		2010		2009		2008		2007
(dollars in thousands)
	Amount	% *	Amount	% *	Amount	% *	Amount	% *	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$793	5%	$731	5%	$1,040	5%	$472	8%	$733	10%
1-4 family residential	1,402	21%	1,404	21%	1,133	22%	1,001	21%	1,061	22%
Commercial	2,859	33%	2,720	33%	2,683	34%	3,566	33%	1,964	31%
Agricultural	501	7%	486	7%	523	7%	395	7%	407	7%
Commercial	1,352	17%	1,152	18%	1,199	16%	683	17%	943	17%
Agricultural	764	12%	735	11%	642	10%	469	9%	466	8%
Consumer and other	234	5%	293	5%	432	6%	193	5%	207	5%

	$7,905	100%	$7,521	100%	$7,652	100%	$6,779	100%	$5,781	100%

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

As of December 31, 2011, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for December 31, 2011, 2010 and 2009 totaled $56,571,000, $37,708,000 and $43,573,000, respectively.  The higher balance of liquid assets as of December 31, 2011 primarily relates to an increase in interest bearing deposits in financial institutions and cash and due from banks.  The lower balance of liquid assets as of December 31, 2010 primarily relates to a decrease in interest bearing deposits in financial institutions, offset in part by an increased level of federal funds sold.

Other sources of liquidity available to the Banks include total borrowing capacity with the FHLB of $76,587,000 and federal funds borrowing capacity at correspondent banks of $110,349,000.  As of December 31, 2011, the Company had outstanding FHLB advances of $15,179,000 and securities sold under agreement to repurchase daily and term of $41,697,000 and $20,000,000, respectively.  While the borrowing option is available, the Company has no Treasury Tax and Loan option notes or federal funds purchased outstanding.

Total investments as of December 31, 2011, were $508,625,000 compared to $469,908,000 as of year-end 2010.  As of December 31, 2011 and 2010, the investment portfolio as a percentage of total assets was 49%.  This provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2011 and 2010 and have pretax net unrealized gains of $15,068,000 and $5,280,000, respectively.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2011, 2010 and 2009 totaled $21,273,000, $16,822,000 and $11,400,000, respectively.  The increase in net cash provided by operating activities in 2011 as compared to 2010 was primarily due to the change in amortization, net, loans held for sale and net income.  The increase in net cash provided by operating activities in 2010 as compared to 2009 was primarily due to the changes in net income, other assets and amortization and accretion, net, offset in part by changes in impairment of other real estate owned, accrued interest receivables and loans held for sale.

Net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 was $65,270,000, $54,305,000 and $63,254,000, respectively.  The increase in net cash used in investing activities in 2011 was primarily due to changes in interest bearing deposits in financial institutions and loans, offset in part by changes in securities available-for-sale and federal funds sold.  The decrease in net cash used in investing activities in 2010 was primarily due to changes in investments and interest bearing deposits in financial institutions, offset in part by changes in loans and federal funds sold.

Net cash provided by financing activities for the years ended December 31, 2011, 2010 and 2009 totaled $51,348,000, $34,165,000 and $45,953,000, respectively.  The increase in net cash provided by financing activities in 2011 was due primarily to an increase in deposits, offset in part by changes in borrowed funds and federal funds purchased and securities sold under agreements to repurchase.    The decrease in net cash provided by financing activities in 2010 was due primarily to changes in deposits, offset in part by changes in borrowed funds and federal funds purchased and securities sold under agreements to repurchase.   As of December 31, 2011, the Company did not have any external debt financing, off balance sheet financing arrangements or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2011, dividends from the Banks amounted to $5,384,000 compared to $3,900,000 in 2010.  Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated cash, interest bearing deposits and marketable investment securities totaling $13,945,000 that were available at December 31, 2011 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Effective February 16, 2012, Randall-Story State Bank entered into a purchase and assumption agreement with Liberty Bank, F.S.B. (“Liberty”) to purchase certain assets, including loans, and assume certain liabilities, including deposit accounts, of branch banking offices of Liberty in Garner, Iowa and Klemme, Iowa and to continue operation of those branch offices as offices of Randall-Story State Bank following the closing of the transaction.  At closing, Randall-Story State Bank will pay to Liberty a premium in an amount equal to the lesser of (i) $5,400,00: or (ii) 5.87% of the total deposit liabilities assumed in the transaction.  This transaction is expected to close in the second quarter of 2012, subject to regulatory approval and other standard closing conditions.  No other material capital expenditures or other material changes in the capital resource mix are anticipated at this time.

Commitments to extend credit totaled $94,457,000 as of December 31, 2011 compared to a total of $79,757,000 at the end of 2010.  The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2011.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances.  There are no other known trends in liquidity and cash flow needs as of December 31, 2011, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $134,557,000 at December 31, 2011, from $121,363,000 at December 31, 2010.  At December 31, 2011 and 2010, stockholders’ equity as a percentage of total assets was 13.0% and 12.6%, respectively.  Total equity increased primarily due to net income and appreciation in the Company’s investment portfolio, offset in part by dividends declared and stock repurchased.  The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2011.

From time to time, the Corporation’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Corporation to proactively manage its capital position and return excess capital to shareholders. During 2011, 122,002 shares of common stock were repurchased under stock repurchase plans.  No shares were repurchased under stock repurchase plans during 2010 and 2009. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this report.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statement.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•
Local, regional and national economic conditions and the impact they may have on the Company and its customers, and management’s assessment of that impact on its estimates including, but not limited to, the allowance for loan losses and fair value of other real estate owned.  Of particular relevance are the economic conditions in the concentrated geographic area in central Iowa in which the Banks conduct their operations.

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

•	Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability of the Banks to maintain unsecured federal funds lines with correspondent banks.

•	Changes imposed by regulatory agencies to increase capital to a level greater than the level required for well-capitalized financial institutions.

•	Inflation and interest rate, securities market and monetary fluctuations.

•	Political instability, acts of war or terrorism and natural disasters.

•	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.
•	Revenues being lower than expected.

•	Changes in consumer spending, borrowings and savings habits.

•	Changes in the financial performance and/or condition of the Company’s borrowers.

•	Credit quality deterioration, which could cause an increase in the provision for loan losses.

•	Technological changes.

•	The ability to increase market share and control expenses.

•	Changes in the competitive environment among financial or bank holding companies and other financial service providers.

•	The effect of changes in laws and regulations with which the Company and the Banks must comply, including developments and changes related to the implementation of the recently-enacted Dodd-Frank Act.

•	Changes in the securities markets.

•
The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters, including the International Financial Reporting Standards.

•	The costs and effects of legal and regulatory developments, including the resolution of regulatory or other governmental inquiries and the results of regulatory examinations or reviews.

•	The Company’s success at managing the risks involved in the foregoing items.

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

The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits.  Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company’s primary market risk exposure and how that exposure was managed in 2011 changed when compared to 2010.

Based on a simulation modeling analysis performed as of December 31, 2011, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2012

	$ Change	% Change
(dollars in thousands)
+300 Basis Points	$(4,787)	-15.15%
+200 Basis Points	(3,718)	-11.77%
+100 Basis Points	(2,161)	-6.84%
-100 Basis Points	(865)	-2.74%
-200 Basis Points	(2,037)	-6.45%
-300 Basis Points	(3,488)	-11.04%

As shown above, at December 31, 2011, the estimated effect of an immediate 300 basis point increase in interest rates would decrease the Company’s net interest income by 15.15% or approximately $4,787,000 in 2012.  In an increasing interest rate environment, the assets are repricing slower than the liabilities, thus a decrease in net interest income.  The estimated effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by 6.45% or approximately $2,037,000 in 2012.  In a decreasing interest rate environment, a portion of the liabilities are not repricing downward due to their already historically low rates, thus a decrease in net interest income.  The Company’s Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks’ objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2011. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

	Less than	Three	One to	Over
	three	months to	five	five	Cumulative
	months	one year	years	years	Total
(dollars in thousands)
Interest - earning assets
Interest-bearing deposits and federal funds sold	$12,719	$4,883	$15,659	$480	$33,741
Investments (1)	11,408	24,056	312,604	160,557	508,625
Loans	65,358	91,627	200,120	89,682	446,787
Loans held for sale	1,213	-	-	-	1,213

Total interest - earning assets	$90,698	$120,566	$528,383	$250,719	$990,366

Interest - bearing liabilities
Interest bearing demand deposits	$229,810	$-	$-	$-	$229,810
Money market and savings deposits	216,768	-	-	-	216,768
Time certificates > $100,000	21,319	54,342	32,284	-	107,945
Time certificates < $100,000	20,906	57,793	59,424	-	138,123
Other borrowed funds (2)	517	51	9,303	25,308	35,179

Total interest - bearing liabilities	$489,320	$112,186	$101,011	$25,308	$727,825

Interest sensitivity gap	$(398,622)	$8,380	$427,372	$225,411	$262,541

Cumulative interest sensitivity gap	$(398,622)	$(390,242)	$37,130	$262,541	$262,541

Cumulative interest sensitivity gap as a percent of total assets	-38.49%	-37.68%	3.59%	25.35%

(1)  Investments with maturities over 5 years include the market value of equity securities of $5,790.
(2)  Includes $15.2 million of advances from the FHLB. Of these advances, $2.5 million are term advances, $11.5 million are callable and $1.2 million are 15 year amortizing. The term advances have been categorized based upon their maturity date. The $11.5 million of callable advances were also categorized based upon maturity, because the interest rates on such advances are near or above current market rates.   The $1.2 million of amortizing advances are based upon original amortization schedule.  Includes $20.0 million of term repurchase agreements, of which $13.0 million are callable.  The callable repurchase agreements were categorized based upon maturity, because the interest rates on such advances are near or above current market rates.

As of December 31, 2011, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were a negative 38% and 38%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods.  This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company.  The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable.  Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates.  Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates.  Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment we determined that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by CliftonLarsonAllen LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Thomas H. Pohlman, President
(Principal Executive Officer)

/s/ John P. Nelson
John P. Nelson, Vice President
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ames National Corporation
Ames, Iowa

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion.

West Des Moines, Iowa
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ames National Corporation
Ames, Iowa

We have audited Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Ames National Corporation’s management is responsible for maintaining effective internal control over the financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ames National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based upon criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 12, 2012 expressed an unqualified opinion.

West Des Moines, Iowa
March 12, 2012

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

ASSETS	2011	2010

Cash and due from banks	$22,829,291	$15,478,133
Federal funds sold	-	3,000,000
Interest bearing deposits in financial institutions	33,741,406	19,229,814
Securities available-for-sale	508,624,622	469,907,901
Loans receivable, net	438,650,837	418,093,571
Loans held for sale	1,212,620	1,993,108
Bank premises and equipment, net	11,362,626	11,538,588
Accrued income receivable	6,467,509	6,098,535
Deferred income taxes	-	3,305,983
Other real estate owned	9,538,440	10,538,883
Other assets	3,136,482	3,790,329

Total assets	$1,035,563,833	$962,974,845

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$126,059,239	$105,513,143
NOW accounts	229,810,463	201,230,880
Savings and money market	216,768,048	199,017,213
Time, $100,000 and over	107,944,525	94,858,053
Other time	138,123,116	143,242,355
Total deposits	818,705,391	743,861,644

Federal funds purchased and securities sold under agreements to repurchase	41,696,585	54,858,701
Other short-term borrowings	-	2,047,175
Federal Home Loan Bank (FHLB) advances	15,179,335	16,745,497
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,210,419	1,037,621
Deferred income taxes	885,433	-
Accrued expenses and other liabilities	3,329,285	3,061,183
Total liabilities	901,006,448	841,611,821

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,432,915 shares; outstanding 9,310,913 shares as of December 31, 2011 and 9,432,915 shares as of December 31, 2010	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	85,564,078	76,519,493
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	9,492,753	3,326,479
Treasury stock, at cost: 122,002 shares and no shares at December 31, 2011 and 2010, respectively	(2,016,498)	-
Total stockholders' equity	134,557,385	121,363,024

Total liabilities and stockholders' equity	$1,035,563,833	$962,974,845

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Interest income:
Loans, including fees	$23,600,471	$24,061,277	$25,212,884
Securities:
Taxable	6,993,213	6,964,979	7,966,594
Tax-exempt	6,555,546	5,778,722	5,213,031
Interest bearing deposits and federal funds sold	466,475	488,980	498,798
Total interest income	37,615,705	37,293,958	38,891,307

Interest expense:
Deposits	5,313,476	6,096,504	8,428,163
Other borrowed funds	1,416,589	1,678,587	1,798,149
Total interest expense	6,730,065	7,775,091	10,226,312

Net interest income	30,885,640	29,518,867	28,664,995

Provision for loan losses	532,961	663,798	1,558,307

Net interest income after provision for loan losses	30,352,679	28,855,069	27,106,688

Noninterest income:
Trust services income	2,046,914	1,948,519	1,541,831
Service fees	1,465,055	1,626,352	1,814,925
Securities gains, net	1,025,714	973,012	1,157,347
Gain on sale of loans held for sale	1,048,583	942,826	1,008,566
Merchant and ATM fees	739,951	724,725	621,316
Other noninterest income	644,163	620,845	630,143
Total noninterest income	6,970,380	6,836,279	6,774,128

Noninterest expense:
Salaries and employee benefits	11,631,032	10,826,307	10,757,475
Data processing	1,985,329	1,857,259	1,892,123
Occupancy expenses	1,377,333	1,488,100	1,436,485
FDIC insurance assessments	738,893	1,120,058	1,675,401
Other real estate owned, net	434,041	95,086	4,048,183
Other operating expenses, net	2,685,344	2,834,212	2,772,556
Total noninterest expense	18,851,972	18,221,022	22,582,223

Income before income taxes	18,471,087	17,470,326	11,298,593

Provision for income taxes	4,550,280	4,504,052	2,292,807

Net income	$13,920,807	$12,966,274	$9,005,786

Basic and diluted earnings per share	$1.48	$1.37	$0.95

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Net income	$13,920,807	$12,966,274	$9,005,786
Other comprehensive income, before tax:
Unrealized gains on securities without other than temporary impairment before tax:
Unrealized holding gains arising during the period	10,813,453	1,302,129	6,347,532
Less: reclassification adjustment for gains realized in net income	1,025,714	977,512	1,186,912
Plus: reclassification adjustment for impairment losses realized in net income	-	4,500	29,565
Other comprehensive income before tax	9,787,739	329,117	5,190,185
Tax expense related to other comprehensive income	(3,621,465)	(121,773)	(1,920,367)
Other comprehensive income, net of tax:	6,166,274	207,344	3,269,818
Comprehensive income	$20,087,081	$13,173,618	$12,275,604

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011, 2010 and 2009

				Accumulated Other
				Comprehensive
		Additional Paid-in		Income (Loss), Net		Total Stockholders'
	Common Stock	Capital	Retained Earnings	of Taxes	Treasury Stock	Equity
Balance, December 31, 2008	$18,865,830	$22,651,222	$62,471,081	$(150,683)	$-	$103,837,450
Net income	-	-	9,005,786	-	-	9,005,786
Other comprehensive income	-	-	-	3,269,818	-	3,269,818
Cash dividends declared, $0.40 per share	-	-	(3,773,166)	-	-	(3,773,166)
Balance, December 31, 2009	18,865,830	22,651,222	67,703,701	3,119,135	-	112,339,888
Net income	-	-	12,966,274	-	-	12,966,274
Other comprehensive income	-	-	-	207,344	-	207,344
Cash dividends declared, $0.44 per share	-	-	(4,150,482)	-	-	(4,150,482)
Balance, December 31, 2010	18,865,830	22,651,222	76,519,493	3,326,479	-	121,363,024
Net income	-	-	13,920,807	-	-	13,920,807
Other comprehensive income	-	-	-	6,166,274	-	6,166,274
Purchase of 122,002 shares of treasury stock	-	-	-	-	(2,016,498)	(2,016,498)
Cash dividends declared, $0.52 per share	-	-	(4,876,222)	-	-	(4,876,222)
Balance, December 31, 2011	$18,865,830	$22,651,222	$85,564,078	$9,492,753	$(2,016,498)	$134,557,385

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,920,807	$12,966,274	$9,005,786
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	532,961	663,798	1,558,307
Provision (credit) for off-balance sheet commitments	10,000	13,000	(21,000)
Amortization, net	5,024,526	3,205,568	868,971
Depreciation	741,665	748,008	876,792
Provision for deferred income taxes	569,954	439,766	50,154
Securities gains, net	(1,025,714)	(973,012)	(1,157,347)
Impairment of other real estate owned	335,048	14,900	3,879,901
Gain on sale of other real estate owned	(148,542)	(63,959)	(92,513)
Loss on disposal of equipment	-	-	1,096
Change in assets and liabilities:
Decrease (increase) in loans held for sale	780,488	(969,908)	128,820
Decrease (increase) in accrued income receivable	(368,974)	(388,309)	940,061
Decrease (increase) in other assets	642,246	1,111,984	(3,860,396)
Increase (decrease) in accrued expenses and other liabilities	258,102	53,892	(778,849)
Net cash provided by operating activities	21,272,567	16,822,002	11,399,783

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(197,289,227)	(208,372,243)	(252,088,448)
Proceeds from sale of securities available-for-sale	25,400,121	22,326,136	68,698,126
Proceeds from maturities and calls of securities available-for-sale	138,958,819	132,889,786	83,228,240
Net decrease (increase) in interest bearing deposits in financial institutions	(14,509,102)	5,546,274	(14,375,327)
Net decrease (increase) in federal funds sold	3,000,000	(3,000,000)	16,533,000
Net decrease (increase) in loans	(21,390,113)	(4,450,923)	33,580,577
Net proceeds from the sale of other real estate owned	1,163,609	1,132,969	1,367,578
Purchase of bank premises and equipment, net	(554,102)	(362,514)	(202,997)
Other changes in other real estate owned	(49,786)	(14,554)	5,378
Net cash used in investing activities	(65,269,781)	(54,305,069)	(63,253,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	74,843,747	21,697,695	57,369,239
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(13,162,116)	14,369,196	1,979,946
Proceeds (payments) from other short-term borrowings, net	(2,047,175)	1,908,301	(924,932)
Proceeds from FHLB and other long-term borrowings	4,000,000	3,750,000	2,500,000
Payments on FHLB and other long-term borrwings	(5,566,162)	(3,504,503)	(9,500,000)
Purchase of treasury stock	(2,016,498)	-	-
Dividends paid	(4,703,424)	(4,056,153)	(5,471,090)
Net cash provided by financing activities	51,348,372	34,164,536	45,953,163

Net increase (decrease) in cash and cash equivalents	7,351,158	(3,318,531)	(5,900,927)

CASH AND DUE FROM BANKS
Beginning	15,478,133	18,796,664	24,697,591
Ending	$22,829,291	$15,478,133	$18,796,664

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$6,797,673	$7,996,827	$10,712,422
Income taxes	3,988,241	3,875,900	1,588,103

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$299,886	$1,127,790	$2,307,228

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

Securities available-for-sale:  The Company classifies all securities as available-for-sale.  Securities available-for-sale are those securities the Company may decide to sell if needed for liquidity, asset-liability management or other reasons.  Securities available-for-sale are reported at fair value, with the change in the net unrealized gains reported as other comprehensive income and as accumulated other comprehensive income (loss), net of taxes, a separate component of stockholders’ equity.

Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost and are reflected in results of operation at the time of sale.  Interest and dividend income, adjusted by amortization of purchase premium or discount over the estimated life of the security using the level yield method, is included in income as earned.

Declines in the fair value of securities available-for-sale below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the intent to sell the investment securities and the more likely than not requirement that the Company will be required to sell the investment securities prior to recovery (2) the length of time and the extent to which the fair value has been less than cost and (3) the financial condition and near-term prospects of the issuer.  Due to potential changes in conditions, it is at least reasonably possible that changes in management’s assessment of other-than-temporary impairment will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

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

Income taxes:  Deferred income taxes are provided on temporary differences between financial statement and income tax reporting.  Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax basis.  Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carry forwards.  Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all of the deferred tax assets will not be realized.  Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns.  Accounting for uncertainty in income taxes sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.  Benefits from tax positions taken or expected to be taken in a tax return are not recognized if the likelihood that the tax position would be sustained upon examination by a taxing authority is considered to be 50 percent or less.  Interest and penalties are accounted for as a component of income tax expense.

The Company files a consolidated federal income tax return, with each entity computing its taxes on a separate company basis.  For state tax purposes, the Banks file franchise tax returns, while the Parent Company files a corporate income tax return.

Comprehensive income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as accumulated other comprehensive income (loss), a separate component of the stockholders’ equity section of the consolidated balance sheet, and such items, along with net income, are components of the statement of comprehensive income.  Gains and losses on securities available-for-sale are reclassified to net income as the gains or losses are realized upon sale of the securities.  Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Financial instruments with off-balance-sheet risk:  The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements.  A summary of these commitments is disclosed in Note 11.

Transfers of financial assets:  Transfers of an entire financial asset or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The transfer of a participating interest in an entire financial asset must also meet the definition of a participating interest.  A participating interest in a financial asset has all of the following characteristics: (a) from the date of the transfer, it must represent a proportionate (pro rata) ownership in the financial asset, (2) from the date of transfer, all cash flows received, except any cash flows allocated as any compensation for servicing or other services performed, must be divided proportionately among participating interest holders in the amount equal to their share ownership, (3) the rights of each participating interest holder must have the same priority, (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to do so.

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

Federal funds sold and securities sold under agreements to repurchase and other short-term borrowings:  The carrying amounts of federal funds sold and securities sold under agreements to repurchase and other short-term borrowings approximate fair value because of the generally short-term nature of the instruments.

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

Earnings per share:  Basic earnings per share computations for the years ended December 31, 2011, 2010 and 2009, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended.  The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Basic earning per share computation:
Net income	$13,920,807	$12,966,274	$9,005,786
Weighted average common shares outstanding	9,399,076	9,432,915	9,432,915
Basic EPS	$1.48	$1.37	$0.95

Reclassifications:   Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation.  These reclassifications had no effect on stockholders’ equity and net income of the prior periods.

Recent accounting pronouncements:  In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which modifies certain aspects contained in the Fair Value Measurements and Disclosure topic of FASB Accounting Standard Codification (“ASC”) 820.  This standard enhances information reported to users of the financial statements by providing additional and enhanced disclosures about the fair value measurements  The adoption of this standard did not have any impact on the Company’s financial position or results of operations and required disclosures have been made.

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

In April, 2011, the FASB issued guidance which modifies certain aspects contained in the Receivables topic of FASB ASC 310.  The standard clarifies the guidance on evaluating whether a receivable term modification constitutes a troubled debt restructuring.  The amendments in this guidance are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The adoption did not have a material impact on the Company's consolidated financial statements.

In May, 2011, the FASB issued amended guidance which eliminates terminology difference between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) on the measurement of fair value and the related fair value disclosures.  While largely consistent with existing fair value measurement principles and disclosures, the changes were made as part of the continuing efforts to converge GAAP and IFRS.  The adoption of this guidance is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

In June, 2011, the FASB issued guidance on comprehensive income to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption allowed.  The adoption by the Company on December 31, 2011 did not have a material impact on the Company's consolidated financial statements.

Note 2.  Concentrations and Restrictions on Cash and Due from Banks and Interest Bearing Deposits in Financial Institutions

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves.  The subsidiary banks’ reserve requirements totaled approximately $3,896,000 and $3,530,000 at December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company had approximately $49,803,000 on deposit at various financial institutions.  Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 3.  Debt and Equity Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2011:
U.S. government agencies	$60,868,023	$2,341,093	$(8,720)	$63,200,396
U.S. government mortgage-backed securities	156,310,052	3,643,552	(99,143)	159,854,461
State and political subdivisions	249,707,887	9,788,715	(103,279)	259,393,323
Corporate bonds	20,288,210	465,331	(366,798)	20,386,743
Equity securities, financial industry common stock	3,402,389	-	(592,889)	2,809,500
Equity securities, other	2,980,199	-	-	2,980,199
	$493,556,760	$16,238,691	$(1,170,829)	$508,624,622

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2010:
U.S. treasury	$499,885	$3,265	$-	$503,150
U.S. government agencies	86,336,578	1,190,768	(114,727)	87,412,619
U.S. government mortgage-backed securities	125,740,846	2,237,443	(629,668)	127,348,621
State and political subdivisions	226,352,715	3,254,157	(1,234,045)	228,372,827
Corporate bonds	19,220,366	1,183,213	(31,575)	20,372,004
Equity securities, financial industry common stock	3,402,389	-	(588,208)	2,814,181
Equity securities, other	3,074,999	9,500	-	3,084,499
	$464,627,778	$7,878,346	$(2,598,223)	$469,907,901

The amortized cost and estimated fair value of debt securities available-for-sale as of December 31, 2011, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$35,093,427	$35,464,233
Due after one year through five years	303,497,878	312,603,558
Due after five years through ten years	121,478,277	126,520,270
Due after ten years	27,104,590	28,246,862
	487,174,172	502,834,923
Equity securities	6,382,588	5,789,699
	$493,556,760	$508,624,622

At December 31, 2011 and 2010, securities with a carrying value of approximately $192,632,000 and $186,472,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.  Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains and losses from securities available-for-sale are summarized below:

	2011	2010	2009
Proceeds from sales of securities available-for-sale	$25,400,121	$22,326,136	$68,698,126
Gross realized gains on securities available-for-sale	1,030,530	999,492	2,152,256
Gross realized losses on securities available-for-sale	4,816	26,480	994,909
Tax provision applicable to net realized gains on securities available-for-sale	383,000	364,000	439,000

Gross unrealized losses and estimated fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2011 and 2010, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2011:

Securities available for sale:
U.S. government agencies	$4,256,053	$(8,720)	$-	$-	$4,256,053	$(8,720)
U.S. government mortgage-backed securities	20,579,759	(99,143)	-	-	20,579,759	(99,143)
State and political subdivisions	6,838,342	(102,718)	454,850	(561)	7,293,192	(103,279)
Corporate bonds	6,571,481	(366,798)	-	-	6,571,481	(366,798)
Equity securities, financial industry common stock	-	-	2,809,500	(592,889)	2,809,500	(592,889)
	$38,245,635	$(577,379)	$3,264,350	$(593,450)	$41,509,985	$(1,170,829)

	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2010:

Securities available for sale:
U.S. government agencies	$15,321,189	$(107,139)	$372,404	$(7,588)	$15,693,593	$(114,727)
U.S. government mortgage-backed securities	43,327,689	(629,668)	-	-	43,327,689	(629,668)
State and political subdivisions	53,299,308	(1,218,282)	497,051	(15,763)	53,796,359	(1,234,045)
Corporate bonds	2,022,914	(31,575)	-	-	2,022,914	(31,575)
Equity securities, financial industry common stock	-	-	2,814,181	(588,208)	2,814,181	(588,208)
	$113,971,100	$(1,986,664)	$3,683,636	$(611,559)	$117,654,736	$(2,598,223)

At December 31, 2011, debt securities have unrealized losses of $577,940.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the unrealized losses on debt securities were temporary.  Unrealized losses on equity securities totaled $592,889 as of December 31, 2011.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the unrealized losses on equity securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 4.  Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows:

	2011	2010

Real estate - construction	$23,631,288	$19,597,188
Real estate - 1 to 4 family residential	94,262,349	88,933,070
Real estate - commercial	147,499,687	139,369,508
Real estate - agricultural	32,503,097	31,931,533
Commercial	75,958,450	78,172,694
Agricultural	52,178,566	45,629,689
Consumer and other	20,754,010	22,051,870
	446,787,447	425,685,552
Less:
Allowance for loan losses	(7,905,316)	(7,520,665)
Deferred loan fees	(231,294)	(71,316)
	$438,650,837	$418,093,571

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

The Company originates 1-4 family real estate and consumer loans utilizing credit reports to supplement the underwriting process. The Company’s manual underwriting standards for 1-4 family loans are generally in accordance with FHLMC and FNMA manual underwriting guidelines.  Properties securing 1-4 four-family real estate loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and have been approved by the Board of Directors.  The loan-to-value ratios normally do not exceed 80% without credit enhancements such as mortgage insurance.  The Company will lend up to 100% of the lesser of the appraised value or purchase price for conventional 1-4 family real estate loans, provided private mortgage insurance is obtained. The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan.  To monitor and manage loan risk, policies and procedures are developed and modified, as needed by management. This activity, coupled with smaller loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, market conditions are reviewed by management on a regular basis.  The Company’s 1-4 family real estate loans are secured primarily by properties located in its primary market area.

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

The Company maintains an internal audit department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Summary changes in the allowance for loan losses are as follows:

	2011	2010	2009

Balance, beginning	$7,520,665	$7,651,510	$6,779,215
Provision for loan losses	532,961	663,798	1,558,307
Recoveries of loans charged-off	54,616	72,007	180,961
Loans charged-off	(202,926)	(866,650)	(866,973)
Balance, ending	$7,905,316	$7,520,665	$7,651,510

Activity in the allowance for loan losses, on a disaggregated basis, for the years ended December 31, 2011 and 2010 is as follows:

2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000
Provision (credit) for loan losses	62,000	73,000	188,000	15,000	181,000	35,000	(21,000)	533,000
Recoveries of loans charged-off	-	-	2,000	-	21,000	17,000	14,000	54,000
Loans charged-off	-	(75,000)	(51,000)	-	(2,000)	(23,000)	(52,000)	(203,000)
Balance, ending	$793,000	$1,402,000	$2,859,000	$501,000	$1,352,000	$764,000	$234,000	$7,905,000

2010
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$1,040,000	$1,133,000	$2,683,000	$523,000	$1,199,000	$642,000	$432,000	$7,652,000
Provision (credit) for loan losses	(287,000)	433,000	57,000	13,000	339,000	103,000	6,000	664,000
Recoveries of loans charged-off	-	1,000	-	-	5,000	32,000	34,000	72,000
Loans charged-off	(22,000)	(163,000)	(20,000)	(50,000)	(391,000)	(42,000)	(179,000)	(867,000)
Balance, ending	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000

Allowance for loan losses disaggregated on the basis of the impairment analysis method as of December 31, 2011 and 2010 is as follows:

2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$165,000	$111,000	$199,000	$-	$400,000	$-	$1,000	$876,000
Ending balance: Collectively evaluated for impairment	628,000	1,291,000	2,660,000	501,000	952,000	764,000	233,000	7,029,000
Ending balance	$793,000	$1,402,000	$2,859,000	$501,000	$1,352,000	$764,000	$234,000	$7,905,000

2010
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$223,000	$158,000	$42,000	$-	$-	$-	$22,000	$445,000
Ending balance: Collectively evaluated for impairment	508,000	1,246,000	2,678,000	486,000	1,152,000	735,000	271,000	7,076,000
Ending balance	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000

Loans receivable disaggregated on the basis of the impairment analysis method as of December 31, 2011 and 2010 is as follows:

2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$2,163,000	$2,346,000	$2,703,000	$-	$590,000	$-	$1,000	$7,803,000
Ending balance: Collectively evaluated for impairment	21,468,000	91,916,000	144,797,000	32,503,000	75,368,000	52,179,000	20,753,000	438,984,000

Ending balance	$23,631,000	$94,262,000	$147,500,000	$32,503,000	$75,958,000	$52,179,000	$20,754,000	$446,787,000

2010
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$4,156,000	$1,395,000	$802,000	$-	$45,000	$-	$34,000	$6,432,000
Ending balance: Collectively evaluated for impairment	15,441,000	87,538,000	138,568,000	31,931,000	78,128,000	45,630,000	22,018,000	419,254,000

Ending balance	$19,597,000	$88,933,000	$139,370,000	$31,931,000	$78,173,000	$45,630,000	$22,052,000	$425,686,000

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

The credit risk profile by internally assigned grade, on a disaggregated basis, at December 31, 2011 and 2010 is as follows:

2011
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$9,942,000	$94,820,000	$29,534,000	$65,502,000	$49,489,000	$249,287,000
Special Mention	4,087,000	43,201,000	2,441,000	7,667,000	2,190,000	59,586,000
Substandard	7,439,000	6,776,000	528,000	2,199,000	500,000	17,442,000
Substandard-Impaired	2,163,000	2,703,000	-	590,000	-	5,456,000

	$23,631,000	$147,500,000	$32,503,000	$75,958,000	$52,179,000	$331,771,000

2010
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$6,739,000	$83,235,000	$29,580,000	$64,791,000	$42,941,000	$227,286,000
Special Mention	3,694,000	42,137,000	2,351,000	8,922,000	1,318,000	58,422,000
Substandard	5,008,000	13,196,000	-	4,415,000	1,371,000	23,990,000
Substandard-Impaired	4,156,000	802,000	-	45,000	-	5,003,000

	$19,597,000	$139,370,000	$31,931,000	$78,173,000	$45,630,000	$314,701,000

The credit risk profile based on payment activity, on a disaggregated basis, at December 31, 2011 and 2010 is as follows:

2011
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$91,804,000	$20,713,000	$112,517,000
Non-performing	2,458,000	41,000	2,499,000

	$94,262,000	$20,754,000	$115,016,000

2010
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$87,517,000	$22,018,000	$109,535,000
Non-performing	1,416,000	34,000	1,450,000

	$88,933,000	$22,052,000	$110,985,000

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  The following is a recap of impaired loans, on a disaggregated basis, at December 31, 2011 and 2010 and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2011 and 2010:

2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$1,493,000	$1,493,000	$-	$882,000	$183,000
Real estate - 1 to 4 family residential	2,030,000	2,030,000	-	1,452,000	1,000
Real estate - commercial	951,000	951,000	-	504,000	8,000
Real estate - agricultural	-	-	-	-	-
Commercial	-	-	-	18,000	-
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total loans with no specific reserve:	4,474,000	4,474,000	-	2,856,000	192,000

With an allowance recorded:
Real estate - construction	670,000	670,000	165,000	2,149,000	20,000
Real estate - 1 to 4 family residential	316,000	316,000	111,000	456,000	3,000
Real estate - commercial	1,752,000	1,752,000	199,000	741,000	-
Real estate - agricultural	-	-	-	-	-
Commercial	590,000	590,000	400,000	368,000	-
Agricultural	-	-	-	-	-
Consumer and other	1,000	1,000	1,000	11,000	-
Total loans with specific reserve:	3,329,000	3,329,000	876,000	3,725,000	23,000

Total
Real estate - construction	2,163,000	2,163,000	165,000	3,031,000	203,000
Real estate - 1 to 4 family residential	2,346,000	2,346,000	111,000	1,908,000	4,000
Real estate - commercial	2,703,000	2,703,000	199,000	1,245,000	8,000
Real estate - agricultural	-	-	-	-	-
Commercial	590,000	590,000	400,000	386,000	-
Agricultural	-	-	-	-	-
Consumer and other	1,000	1,000	1,000	11,000	-

	$7,803,000	$7,803,000	$876,000	$6,581,000	$215,000

2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$1,290,000	$1,290,000	$-	$1,646,000	$99,000
Real estate - 1 to 4 family residential	846,000	846,000	-	715,000	22,000
Real estate - commercial	136,000	136,000	-	102,000	-
Real estate - agricultural	-	-	-	135,000	12,000
Commercial	45,000	45,000	-	384,000	97,000
Agricultural	-	-	-	-	-
Consumer and other	10,000	10,000	-	24,000	1,000
Total loans with no specific reserve:	2,327,000	2,327,000	-	3,006,000	231,000

With an allowance recorded:
Real estate - construction	2,866,000	2,866,000	223,000	3,300,000	-
Real estate - 1 to 4 family residential	549,000	549,000	158,000	386,000	2,000
Real estate - commercial	666,000	666,000	42,000	700,000	-
Real estate - agricultural	-	-	-	164,000	-
Commercial	-	-	-	230,000	-
Agricultural	-	-	-	-	-
Consumer and other	24,000	24,000	22,000	49,000	-
Total loans with specific reserve:	4,105,000	4,105,000	445,000	4,829,000	2,000

Total
Real estate - construction	4,156,000	4,156,000	223,000	4,946,000	99,000
Real estate - 1 to 4 family residential	1,395,000	1,395,000	158,000	1,101,000	24,000
Real estate - commercial	802,000	802,000	42,000	802,000	-
Real estate - agricultural	-	-	-	299,000	12,000
Commercial	45,000	45,000	-	614,000	97,000
Agricultural	-	-	-	-	-
Consumer and other	34,000	34,000	22,000	73,000	1,000

	$6,432,000	$6,432,000	$445,000	$7,835,000	$233,000

The interest foregone on nonaccrual loans for the years ended December 31, 2011, 2010 and 2009 was approximately $362,000, $425,000 and $564,000, respectively.

The average investment in impaired loans for the year ended December 31, 2009 was $9,288,000.  The interest income recorded on impaired loans for the year ended December 31, 2009 was $32,000.

There are no significant differences between impaired loan balances at December 31, 2011 and 2010 as compared to nonaccrual loans.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Codification 310-40, “Troubled Debt Restructuring by Creditors.” As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings.  The Company did not identify any additional loans to be reclassified as troubled debt restructuring.

Certain troubled debt restructurings are on nonaccrual status at the time of restructuring.  These borrowings are typically returned to accrual status after sustained repayment performance in accordance with the restructuring agreement for a reasonable period of at least six months and management is reasonably assured of future performance. If the troubled debt restructuring meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will return to performing status.

For troubled debt restructurings that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible impairment and, as necessary recognizes impairment through the allowance. The Company had no charge-offs related to modifying troubled debt restructurings for the year ended December 31, 2011.

The Company had troubled debt restructurings of $3,602,000 as of December 31, 2011, of which $2,545,000 was included in impaired loans and $1,057,000 were on accrual status. The Company had troubled debt restructurings of $811,000 as of December 31, 2010, all of which was included in impaired loans.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2011 and 2010, are as follows:

2011
						Greater Than
	30-89	Greater Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Real estate - construction	$34,000	$-	$34,000	$23,597,000	$23,631,000	$-
Real estate - 1 to 4 family residential	273,000	2,275,000	2,548,000	91,714,000	94,262,000	112,000
Real estate - commercial	105,000	113,000	218,000	147,282,000	147,500,000	-
Real estate - agricultural	-	-	-	32,503,000	32,503,000	-
Commercial	1,342,000	23,000	1,365,000	74,593,000	75,958,000	-
Agricultural	-	-	-	52,179,000	52,179,000	-
Consumer and other	98,000	17,000	115,000	20,639,000	20,754,000	40,000

	$1,852,000	$2,428,000	$4,280,000	$442,507,000	$446,787,000	$152,000

2010
						Greater Than
	30-89	Greater Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Real estate - construction	$135,000	$-	$135,000	$19,462,000	$19,597,000	$-
Real estate - 1 to 4 family residential	413,000	684,000	1,097,000	87,836,000	88,933,000	21,000
Real estate - commercial	205,000	136,000	341,000	139,029,000	139,370,000	-
Real estate - agricultural	49,000	-	49,000	31,883,000	31,932,000	-
Commercial	1,399,000	45,000	1,444,000	76,728,000	78,172,000	-
Agricultural	-	-	-	45,630,000	45,630,000	-
Consumer and other	131,000	10,000	141,000	21,911,000	22,052,000	-

	$2,332,000	$875,000	$3,207,000	$422,479,000	$425,686,000	$21,000

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2011, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates.  The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability.  Loan transactions with related parties were as follows:

	2011	2010

Balance, beginning of year	$9,182,949	$8,218,833
New loans	18,550,959	15,717,078
Repayments	(17,230,052)	(14,752,962)
Change in status	(1,669,711)	-
Balance, end of year	$8,834,145	$9,182,949

Note 5.  Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

	2011	2010

Land	$2,426,383	$2,426,383
Buildings and improvements	14,874,038	14,688,284
Furniture and equipment	5,788,027	5,980,587
	23,088,448	23,095,254
Less accumulated depreciation	11,725,822	11,556,666
	$11,362,626	$11,538,588

Note 6.  Other Real Estate Owned

Changes in the other real estate owned are as follows:

	2011	2010

Balance, beginning of year	$10,538,883	$10,480,449
Transfer of loans	299,886	1,127,790
Impairment	(335,048)	(14,900)
Net proceeds from sale	(1,163,609)	(1,132,969)
Gain on sale, net	148,542	63,959
Other changes	49,786	14,554
Balance, end of year	$9,538,440	$10,538,883

Note 7.  Deposits

At December 31, 2011, the maturities of time deposits are as follows:

2012	$154,360,165
2013	39,573,069
2014	30,775,864
2015	10,670,624
2016	7,682,225
After	3,005,694
$246,067,641

Interest expense on deposits is summarized as follows:

	2011	2010	2009

NOW accounts	$405,392	$449,208	$469,064
Savings and money market	873,281	919,754	1,181,375
Time, $100,000 and over	1,619,749	1,651,475	2,289,960
Other time	2,415,054	3,076,067	4,487,764
	$5,313,476	$6,096,504	$8,428,163

Deposits held by the Company from related parties at December 31, 2011 and 2010 amounted to approximately $14,000,000 and $12,000,000, respectively.

Note 8.  Borrowings

Federal funds purchased are unsecured and mature daily.  Securities sold under repurchase agreements are short-term and are secured by securities available-for-sale.  Short-term borrowings as of December 31, 2010 consisted of Treasury, Tax and Loan option notes secured by securities available-for-sale.

At December 31, 2011, FHLB advances and other long-term borrowings consisted of the following:

		Weighted
		Average
	Amount	Interest Rate	Features

FHLB advances maturing in:
2012	$500,000	1.45%
2013	2,000,000	2.06%
After	12,679,335	2.99%	Includes $4,500,000 callable in February 2012; $7,000,000 callable in March 2012: $1,179,335 15 year amortizing and puttable in 2015
Total FHLB advances	15,179,335	2.81%

Other long-term borrowings maturing in:
2014	7,000,000	2.99%
2018	13,000,000	3.56%	Callable in 2012
Total other long-term borrowings	20,000,000	3.36%

Total FHLB and other long-term borrowings	$35,179,335	3.13%

Borrowed funds at December 31, 2010 included borrowings from the FHLB and term repurchase agreements of $36,745,497. Such borrowings carried a weighted-average interest rate of 3.15% with maturities ranging from 2010 through 2018.

Term repurchase agreements are securities sold under agreement to repurchase, have maturity dates greater than one year, and term repurchase agreements with maturities in 2018 can be called by the issuing financial institution on a quarterly basis.

FHLB borrowings are collateralized by certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans.  The short-term and term repurchase agreements are collateralized with U.S. government agencies and mortgage-backed securities with a carrying and fair value of $98,115,000 at December 31, 2011.  The Banks had available borrowings with the Federal Home Loan Bank of Des Moines, Iowa of $61,408,000 at December 31, 2011.

Note 9.  Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan.  For the years ended December 31, 2011 and 2010, the Company matched employee contributions up to a maximum of 3% and also contributed an amount equal to 3% of the participating employee’s compensation.  For the year ended December 31, 2009, the Company matched employee contributions up to a maximum of 2% of qualified compensation and also contributed an amount equal to 5% of the participating employee’s compensation.  For the years ended December 31, 2011, 2010 and 2009, Company contributions to the plan were approximately $498,000, $545,000, and $734,000, respectively.  The plan covers substantially all employees.

Note 10.  Income Taxes

The components of income tax expense are as follows:

	2011	2010	2009

Federal:
Current	$3,153,292	$3,144,997	$1,710,159
Deferred	520,940	334,114	93,120
	3,674,232	3,479,111	1,803,279
State:
Current	827,034	919,289	532,494
Deferred	49,014	105,652	(42,966)
	876,048	1,024,941	489,528

Income tax expense	$4,550,280	$4,504,052	$2,292,807

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	2011	2010	2009

Income taxes at 35% federal tax rate	$6,464,880	$6,114,614	$3,954,508
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(2,356,634)	(2,084,701)	(1,892,872)
State taxes, net of federal tax benefit	544,173	476,963	404,556
Other	(102,139)	(2,824)	(173,385)
Total income tax expense	$4,550,280	$4,504,052	$2,292,807

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are as follows:

	2011	2010

Deferred tax assets:
Allowance for loan losses	$2,607,959	$2,411,928
Other than temporary impairment	-	880,609
Other real estate owned	1,635,131	1,457,495
Other deferred tax assets	787,465	783,463
	5,030,555	5,533,495
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(5,575,110)	(1,953,645)
Other deferred tax liabilities	(340,878)	(273,867)
	(5,915,988)	(2,227,512)

Net deferred tax asset (liability)	$(885,433)	$3,305,983

Income taxes currently payable of approximately $146,000 and $154,000 are included in accrued expenses and other liabilities as of December 31, 2011 and 2010, respectively.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa.  The Company is no longer subject to U.S. federal income and state tax examinations for years before 2008.

Management has determined that the Company has no material uncertain tax positions that would require recognition.  The Company had no significant unrecognized tax benefits as of December 31, 2011, that if recognized, would affect the effective tax rate.  Management has determined there are no material accrued interests or penalties as of or for the years ended December 31, 2011 and 2010.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months as of December 31, 2011 and 2010.

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

	2011	2010

Commitments to extend credit	$94,457,000	$79,757,000
Standby letters of credit	3,016,000	3,139,000
	$97,473,000	$82,896,000

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

At December 31, 2011 and 2010, the Banks have established liabilities totaling $250,000 and $240,000, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2010, by agreement, the Office of Comptroller of the Cureency required First National Bank to maintain Tier 1 Leverage Capital of 9% of Adjusted Total Assets and Total Risk Based Capital of 11% of Risk-Weighted Assets.  During 2011, these capital requirements were lifted.  Management believes, as of December 31, 2011 and 2010, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the federal banking regulators categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  Management believes there are no conditions or events since that notification that have changed the institution’s category.  The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011:
Total capital (to risk-weighted assets):
Consolidated	$132,923	18.0%	$59,032	8.0%	N/A	N/A
Boone Bank & Trust	13,715	17.5	6,274	8.0	$7,843	10.0%
First National Bank	59,403	14.4	33,096	8.0	41,370	10.0
Randall-Story State Bank	9,719	14.5	5,368	8.0	6,710	10.0
State Bank & Trust	15,913	15.4	8,293	8.0	10,366	10.0
United Bank & Trust	12,088	20.0	4,838	8.0	6,047	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$124,691	16.9%	$29,516	4.0%	N/A	N/A
Boone Bank & Trust	12,900	16.5	3,137	4.0	$4,706	6.0%
First National Bank	55,906	13.5	16,548	4.0	24,822	6.0
Randall-Story State Bank	8,955	13.4	2,684	4.0	4,026	6.0
State Bank & Trust	14,613	14.1	4,146	4.0	6,220	6.0
United Bank & Trust	11,329	18.7	2,419	4.0	3,628	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$124,691	12.2%	$40,572	4.0%	N/A	N/A
Boone Bank & Trust	12,900	10.9	4,731	4.0	$5,914	5.0%
First National Bank	55,906	10.3	21,824	4.0	27,280	5.0
Randall-Story State Bank	8,955	10.2	3,526	4.0	4,408	5.0
State Bank & Trust	14,613	10.0	5,839	4.0	7,299	5.0
United Bank & Trust	11,329	10.4	4,361	4.0	5,452	5.0

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Total capital (to risk-weighted assets):
Consolidated	$125,515	18.0%	$55,940	8.0%	N/A	N/A
Boone Bank & Trust	13,183	17.4	6,054	8.0	$7,567	10.0%
First National Bank	53,759	14.0	42,287	11.0	42,287	11.0
Randall-Story State Bank	9,281	14.6	5,080	8.0	6,351	10.0
State Bank & Trust	14,976	15.3	7,811	8.0	9,764	10.0
United Bank & Trust	10,990	17.5	5,034	8.0	6,293	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$117,666	16.8%	$27,970	4.0%	N/A	N/A
Boone Bank & Trust	12,357	16.3	3,027	4.0	$4,540	6.0%
First National Bank	50,389	13.1	15,377	4.0	23,065	6.0
Randall-Story State Bank	8,521	13.4	2,540	4.0	3,810	6.0
State Bank & Trust	13,755	14.1	3,906	4.0	5,858	6.0
United Bank & Trust	10,201	16.2	2,517	4.0	3,776	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$117,666	12.5%	$37,549	4.0%	N/A	N/A
Boone Bank & Trust	12,357	11.7	4,238	4.0	$5,297	5.0%
First National Bank	50,389	10.0	45,207	9.0	45,207	9.0
Randall-Story State Bank	8,521	10.7	3,183	4.0	3,978	5.0
State Bank & Trust	13,755	9.9	5,547	4.0	6,933	5.0
United Bank & Trust	10,201	9.5	4,289	4.0	5,361	5.0

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

Note 13.  Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) are as follows:

	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$22,829,291	$22,829,000	$15,478,133	$15,478,000
Federal funds sold	-	-	3,000,000	3,000,000
Interest bearing deposits	33,741,406	33,741,000	19,229,814	19,230,000
Securities available-for-sale	508,624,622	508,625,000	469,907,901	469,908,000
Loans receivable, net	438,650,837	445,240,000	418,093,571	415,833,000
Loans held for sale	1,212,620	1,213,000	1,993,108	1,993,000
Accrued income receivable	6,467,509	6,468,000	6,098,535	6,099,000
Financial liabilities:
Deposits	$818,705,391	$821,979,000	$743,861,644	$746,401,000
Federal funds purchased and securities sold under agreements to repurchase	41,696,585	41,697,000	54,858,701	54,859,000
Other short-term borrowings	-	-	2,047,175	2,047,000
FHLB and other long-term borrowings	35,179,335	38,705,000	36,745,497	39,303,000
Accrued interest payable	802,847	803,000	870,455	870,000

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

The standards require the use of valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques are consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, a fair value hierarchy was established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

Level 1:
Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:
Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatility, prepayment speeds, credit risk); or inputs derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:
Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2011 and 2010:

Description	Total	Level 1	Level 2	Level 3

2011

U.S. government agencies	$63,200,000	$-	$63,200,000	$-
U.S. government mortgage-backed securities	159,855,000	-	159,855,000	-
State and political subdivisions	259,393,000	-	259,393,000	-
Corporate bonds	20,387,000	-	20,387,000	-
Equity securities, financial industry common stock	2,810,000	2,810,000	-	-
Equity securities, other	2,980,000	-	2,980,000	-

	$508,625,000	$2,810,000	$505,815,000	$-

2010

U.S. treasury	$503,000	$503,000	$-	$-
U.S. government agencies	87,413,000	-	87,413,000	-
U.S. government mortgage-backed securities	127,349,000	-	127,349,000	-
State and political subdivisions	228,373,000	-	228,373,000	-
Corporate bonds	20,372,000	-	20,372,000	-
Equity securities, financial industry common stock	2,814,000	2,814,000	-	-
Equity securities, other	3,084,000	18,000	3,066,000	-

	$469,908,000	$3,335,000	$466,573,000	$-

Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Other securities available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2011 and 2010:

Description	Total	Level 1	Level 2	Level 3

2011

Loans	$2,453,000	$-	$-	$2,453,000
Other real estate owned	9,538,000	-	-	9,538,000

Total	$11,991,000	$-	$-	$11,991,000

2010

Loans	$3,660,000	$-	$-	$3,660,000
Other real estate owned	10,539,000	-	-	10,539,000

Total	$14,199,000	$-	$-	$14,199,000

Loans: Loans in the tables above consist of impaired credits held for investment.  In accordance with the loan impairment guidance, impairment was measured based on the fair value of collateral less estimated selling costs for collateral dependent loans.  Fair value for impaired loans is based upon appraised values adjusted for trends observed in the market.  A valuation allowance was recorded for the excess of the loan’s recorded investment over the amounts determined by the collateral value method.  This valuation is a component of the allowance for loan losses.  The Company considers these fair values level 3.

Other Real Estate Owned:  Other real estate owned in the table above consists of real estate obtained through foreclosure.  Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer.  Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs.  The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs.  Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs.  This valuation allowance is a component of the allowance for other real estate owned.  The Company considers these fair values level 3.

Note 15.  Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  On February 16, 2012, Randall-Story State Bank entered into a purchase and assumption agreement with another financial institution to purchase certain assets, including loans and assume certain liabilities, including deposits.  At closing, Randall-Story State Bank expects to provide the seller with a payment of approximately $5,400,000.  The transaction is expected to close in the second quarter of 2012, subject to regulatory approval.  There were no other significant events or transactions occurring after December 31, 2011, but prior to March 12, 2012, that provided additional evidence about conditions that existed at December 31, 2011.  There were no significant events or transactions that provided evidence about conditions that did not exist at December 31, 2011.

Note 16.   Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2011 and 2010, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2011, is as follows:

CONDENSED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010

ASSETS

Cash and due from banks	$39,366	$50,761
Interest bearing deposits in banks	4,846,197	7,982,501
Securities available-for-sale	9,059,164	4,320,665
Investment in bank subsidiaries	113,534,816	98,915,881
Loans receivable, net	6,923,288	9,724,213
Premises and equipment, net	555,846	573,580
Accrued income receivable	82,420	76,920
Deferred income taxes	788,684	810,516
Other real estate owned	-	78,925
Other assets	115,000	15,000

Total assets	$135,944,781	$122,548,962

LIABILITIES

Dividends payable	$1,210,419	$1,037,621
Accrued expenses and other liabilities	176,977	148,317

Total liabilities	1,387,396	1,185,938

STOCKHOLDERS' EQUITY

Common stock	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	85,564,078	76,519,493
Accumulated other comprehensive income	9,492,753	3,326,479
Treasury stock	(2,016,498)	-
Total stockholders' equity	134,557,385	121,363,024

Total liabilities and stockholders' equity	$135,944,781	$122,548,962

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Operating income:
Equity in net income of bank subsidiaries	$13,865,320	$13,418,456	$9,519,040
Interest	685,698	954,867	1,087,714
Dividends	59,400	96,094	181,137
Rental income	112,652	114,372	96,765
Other income	1,243,000	-	-
Securities (losses), net	-	(12,152)	(17,163)
	15,966,070	14,571,637	10,867,493

Provision (credit) for loan losses	(50,000)	(50,000)	300,000

Operating income after provision (credit) for loan losses	16,016,070	14,621,637	10,567,493

Operating expenses	2,089,563	1,961,563	2,023,207

Income before income taxes	13,926,507	12,660,074	8,544,286

Income tax expense (benefit)	5,700	(306,200)	(461,500)

Net income	$13,920,807	$12,966,274	$9,005,786

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,920,807	$12,966,274	$9,005,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,165	39,136	46,522
Provision (credit) for loan losses	(50,000)	(50,000)	300,000
Amortization and accretion, net	125,968	(1,091)	(713)
Provision for deferred income taxes	5,000	(83,000)	(164,919)
Securities losses, net	-	12,152	17,163
Gain on sale of other real estate owned	(8,120)	(30,568)	(47,146)
Equity in net income of bank subsidiaries	(13,865,320)	(13,418,456)	(9,519,040)
Dividends received from bank subsidiaries	5,384,000	3,900,000	3,560,000
Decrease (increase) in accrued income receivable	(5,500)	27,161	75,330
Decrease (increase) in other assets	(100,000)	245,955	(17,294)
Decrease (increase) in accrued expense and other liabilities	28,660	(59,541)	(3,723)
Net cash provided by operating activities	5,473,660	3,548,022	3,251,966

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(6,592,208)	-	-
Proceeds from sale of securities available-for-sale	-	2,176,341	4,211,087
Proceeds from maturities and calls of securities available-for-sale	1,773,232	500,000	150,000
Decrease (increase) in interest bearing deposits in banks	3,136,304	(6,469,267)	(1,411,257)
Decrease in loans	2,850,925	4,185,210	3,986,345
Proceeds from the sale of other real estate owned	87,045	148,956	323,383
Purchase of bank premises and equipment	(20,431)	(9,145)	(4,984)
Investment in bank subsidiaries	-	-	(850,000)
Net cash provided by investing activities	1,234,867	532,095	6,404,574

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of other borrowings, net	-	-	(4,160,000)
Purchase of treasury stock	(2,016,498)	-	-
Dividends paid	(4,703,424)	(4,056,153)	(5,471,090)
Net cash used in financing activities	(6,719,922)	(4,056,153)	(9,631,090)

Net increase (decrease) in cash and cash equivalents	(11,395)	23,964	25,450

CASH AND DUE FROM BANKS
Beginning	50,761	26,797	1,347
Ending	$39,366	$50,761	$26,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$-	$-	$59,432
Cash receipts for income taxes	$6,806	$393,829	$276,531

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$-	$-	$473,550

Note 17.   Selected Quarterly Financial Data (Unaudited)

	2011
	March 31	June 30	September 30	December 31

Total interest income	$9,147,792	$9,543,717	$9,549,724	$9,374,472
Total interest expense	1,749,553	1,736,968	1,676,822	1,566,722
Net interest income	7,398,239	7,806,749	7,872,902	7,807,750
Provision for loan losses	-	404,788	4,904	123,269
Net income	3,472,521	3,243,372	3,589,874	3,615,040
Basic and diluted earnings per common share	0.37	0.34	0.38	0.39

	2010
	March 31	June 30	September 30	December 31

Total interest income	$9,422,695	$9,353,203	$9,421,463	$9,096,597
Total interest expense	2,065,512	1,965,914	1,907,511	1,836,154
Net interest income	7,357,183	7,387,289	7,513,952	7,260,443
Provision for loan losses	323,798	170,416	74,197	95,387
Net income	3,269,600	3,126,006	3,551,311	3,019,357
Basic and diluted earnings per common share	0.35	0.33	0.38	0.32

ITEM9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CHANGES IN ANDCONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and  "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 25, 2012, as filed with the SEC on March 19, 2012 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

 (b)        List of Exhibits.

3.1	- Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K as filed June 16, 2005)
3.2	- Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to Form 8-K as filed February 19, 2008)
10.1	- Management Incentive Compensation Plan (incorporated by reference to Exhibit 10 filed with the Company’s Annual Report on Form 10K for the year ended December 31, 2002)*
21	- Subsidiaries of the Registrant
23	- Consent of Independent Registered Public Accounting Firm
31.1	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
* Indicates a management compensatory plan or arrangement.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)           These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act o f1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMES NATIONAL CORPORATION

March 12, 2012	By:	/s/ Thomas H. Pohlman
Thomas H. Pohlman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 12, 2012.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, President
(Principal Executive Officer)

/s/ John P. Nelson
John P. Nelson, Vice President
(Principal Financial and Accounting Officer)

/s/ Betty A. Baudler Horras
Betty A. Baudler Horras, Director

/s/ David W. Benson
David W. Benson, Director

/s/ Robert L. Cramer
Robert L. Cramer, Director

/s/ Douglas C. Gustafson
Douglas C. Gustafson, Director

/s/ Charles D. Jons
Charles D. Jons, Director

/s/ Steven D. Forth
Steven D. Forth, Director

/s/ James R. Larson II
James R. Larson II, Director

/s/ Warren R. Madden
Warren R. Madden, Director

/s/ Larry A. Raymon
Larry A. Raymon, Director

/s/ Fred C. Samuelson
Fred C. Samuelson, Director

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

21	-Subsidiaries of the Registrant
23	-Consent of Independent Registered Public Accounting Firm.
31.1	-Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	-Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	-Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	-Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)             These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act o f1934, as amended, or otherwise subject to liability under those sections.