Form 10-Q
period 2012-03-31
AMES NATIONAL CORP
filed 2012-05-09
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at April 26, 2012)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
ASSETS	2012	2011

Cash and due from banks	$21,294,949	$22,829,291
Federal funds sold	700,000	-
Interest bearing deposits in financial institutions	70,938,771	33,741,406
Securities available-for-sale	525,763,643	508,624,622
Loans receivable, net	444,257,174	438,650,837
Loans held for sale	1,380,851	1,212,620
Bank premises and equipment, net	11,300,567	11,362,626
Accrued income receivable	6,433,889	6,467,509
Other real estate owned	9,553,325	9,538,440
Other assets	3,033,207	3,136,482

Total assets	$1,094,656,376	$1,035,563,833

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$138,444,091	$126,059,239
NOW accounts	264,137,920	229,810,463
Savings and money market	236,578,147	216,768,048
Time, $100,000 and over	104,103,749	107,944,525
Other time	136,467,623	138,123,116
Total deposits	879,731,530	818,705,391

Securities sold under agreements to repurchase	36,084,532	41,696,585
Federal Home Loan Bank (FHLB) advances	14,662,463	15,179,335
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,396,637	1,210,419
Deferred income taxes	973,612	885,433
Accrued expenses and other liabilities	4,693,381	3,329,285
Total liabilities	957,542,155	901,006,448

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,432,915 shares; outstanding 9,310,913 shares as of March 31, 2012 and December 31, 2011	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	87,710,599	85,564,078
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	9,903,068	9,492,753
Treasury stock, at cost; 122,002 shares at March 31, 2012 and December 31, 2011, respectively	(2,016,498)	(2,016,498)
Total stockholders' equity	137,114,221	134,557,385

Total liabilities and stockholders' equity	$1,094,656,376	$1,035,563,833

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Three Months Ended March 31, 2012 and 2011

	2012	2011

Interest income:
Loans, including fees	$5,810,757	$5,740,432
Securities:
Taxable	1,624,644	1,662,469
Tax-exempt	1,650,715	1,636,965
Interest bearing deposits and federal funds sold	125,253	107,926
Total interest income	9,211,369	9,147,792

Interest expense:
Deposits	1,169,318	1,370,911
Other borrowed funds	329,498	378,642
Total interest expense	1,498,816	1,749,553

Net interest income	7,712,553	7,398,239

Provision for loan losses	51,293	-

Net interest income after provision for loan losses	7,661,260	7,398,239

Noninterest income:
Trust services income	504,772	514,544
Service fees	337,439	329,558
Securities gains, net	307,533	421,155
Gain on sale of loans held for sale	285,039	220,865
Merchant and ATM fees	296,958	175,871
Other noninterest income	168,847	155,547
Total noninterest income	1,900,588	1,817,540

Noninterest expense:
Salaries and employee benefits	2,980,619	2,766,508
Data processing	509,330	445,815
Occupancy expenses	359,684	394,158
FDIC insurance assessments	154,461	272,742
Other real estate owned, net	98,378	46,135
Other operating expenses, net	736,311	654,591
Total noninterest expense	4,838,783	4,579,949

Income before income taxes	4,723,065	4,635,830

Provision for income taxes	1,179,907	1,163,309

Net income	$3,543,158	$3,472,521

Basic and diluted earnings per share	$0.38	$0.37

Dividends declared per share	$0.15	$0.13

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended
	March 31,
	2012	2011

Net income	$3,543,158	$3,472,521
Other comprehensive income, before tax:
Unrealized gains on securities without other than temporary impairment before tax:
Unrealized holding gains arising during the period	958,828	2,215,638
Less: reclassification adjustment for gains realized in net income	307,533	421,155
Other comprehensive income before tax	651,295	1,794,483
Tax expense related to other comprehensive income	(240,980)	(663,960)
Other comprehensive income, net of tax:	410,315	1,130,523
Comprehensive income	$3,953,473	$4,603,044

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2012 and 2011
(unaudited)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2010	$18,865,830	$22,651,222	$76,519,493	$3,326,479	$-	$121,363,024
Net income	-	-	3,472,521	-	-	3,472,521
Other comprehensive income	-	-	-	1,130,523	-	1,130,523
Cash dividends declared, $0.13 per share	-	-	(1,226,279)	-	-	(1,226,279)
Balance, March 31, 2011	18,865,830	22,651,222	78,765,735	4,457,002	-	124,739,789

Balance, December 31, 2011	18,865,830	22,651,222	85,564,078	9,492,753	(2,016,498)	$134,557,385
Net income	-	-	3,543,158	-	-	3,543,158
Other comprehensive income	-	-	-	410,315	-	410,315
Cash dividends declared, $0.15 per share	-	-	(1,396,637)	-	-	(1,396,637)
Balance, March 31, 2012	$18,865,830	$22,651,222	$87,710,599	$9,903,068	$(2,016,498)	$137,114,221

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012 and 2011
(unaudited)
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,543,158	$3,472,521
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	51,293	-
Provision for off-balance sheet commitments	6,000	5,000
Amortization, net	1,575,550	1,241,499
Depreciation	174,664	167,371
Credit for deferred income taxes	(152,800)	(65,000)
Securities gains, net	(307,533)	(421,155)
Impairment of other real estate owned	22,475	-
Loss (gain) on sale of other real estate owned, net	8,674	(13,224)
Change in assets and liabilities:
Decrease (increase) in loans held for sale	(168,231)	1,017,812
Decrease (increase) in accrued income receivable	33,620	(627,641)
Decrease (increase) in other assets	101,016	(643,534)
Increase in accrued expenses and other liabilities	1,358,096	1,132,708
Net cash provided by operating activities	6,245,982	5,266,357

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(58,422,193)	(72,419,765)
Proceeds from sale of securities available-for-sale	8,648,317	13,083,096
Proceeds from maturities and calls of securities available-for-sale	32,018,132	35,919,373
Net increase in interest bearing deposits in financial institutions	(37,197,365)	(16,713,338)
Net decrease (increase) in federal funds sold	(700,000)	1,900,000
Net decrease (increase) in loans	(5,810,130)	882,614
Net proceeds from the sale of other real estate owned	106,466	230,606
Purchase of bank premises and equipment, net	(110,346)	(35,311)
Other changes in other real estate owned	-	(26,986)
Net cash used in investing activities	(61,467,119)	(37,179,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	61,026,139	36,000,917
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(5,612,053)	2,213,363
Payments from other short-term borrowings, net	-	(1,644,619)
Payments on FHLB borrowings	(516,872)	(516,344)
Dividends paid	(1,210,419)	(1,037,621)
Net cash provided by financing activities	53,686,795	35,015,696

Net increase (decrease) in cash and due from banks	(1,534,342)	3,102,342

CASH AND DUE FROM BANKS
Beginning	22,829,291	15,478,133
Ending	$21,294,949	$18,580,475

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three Months Ended March 31, 2012 and 2011
(unaudited)
	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,508,085	$1,759,140
Income taxes	272,147	167,716

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$152,500	$123,869

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three month periods ended March 31, 2012 and 2011 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements

In June, 2011, the FASB issued guidance on comprehensive income to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the guidance requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The guidance is effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

In April, 2011, the FASB issued guidance which modifies certain aspects contained in the Receivables topic of FASB ASC 310. The standard clarifies the guidance on evaluating whether a receivable term modification constitutes a troubled debt restructuring. The amendments in this guidance were effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption did not have a material impact on the Company's consolidated financial statements.

In May, 2011, the FASB issued amended guidance which eliminates terminology difference between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) on the measurement of fair value and the related fair value disclosures. While largely consistent with existing fair value measurement principles and disclosures, the changes were made as part of the continuing efforts to converge GAAP and IFRS. The adoption of this guidance was effective for annual periods beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

2.	Dividends

On February 8, 2012, the Company declared a cash dividend on its common stock, payable on May 15, 2012 to stockholders of record as of May 1, 2012, equal to $0.15 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2012 and 2011 were 9,310,913 and 9,432,915, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

Index

4.	Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2011.

5.	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments (as described in Note 1) were as follows:

	March 31,		December 31,
	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$21,294,949	$21,295,000	$22,829,291	$22,829,000
Federal funds sold	700,000	700,000	-	-
Interest bearing deposits	70,938,771	70,939,000	33,741,406	33,741,000
Securities available-for-sale	525,763,643	525,764,000	508,624,622	508,625,000
Loans receivable, net	444,257,174	447,786,000	438,650,837	445,240,000
Loans held for sale	1,380,851	1,381,000	1,212,620	1,213,000
Accrued income receivable	6,433,889	6,434,000	6,467,509	6,468,000
Financial liabilities:
Deposits	$879,731,530	$882,580,000	$818,705,391	$821,979,000
Federal funds purchased and securities sold under agreements to repurchase	36,084,532	36,085,000	41,696,585	41,697,000
FHLB and other long-term borrowings	34,662,463	37,967,000	35,179,335	38,705,000
Accrued interest payable	793,578	794,000	802,847	803,000

The methodology used to determine fair value as of March 31, 2012 did not change from the methodology used in the December 31, 2011 Annual Report.

6.	Fair Value Measurements

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2012 and December 31, 2011:

Description	Total	Level 1	Level 2	Level 3

2012

U.S. government agencies	$50,195,000	$-	$50,195,000	$-
U.S. government mortgage-backed securities	183,693,000	-	183,693,000	-
State and political subdivisions	265,789,000	-	265,789,000	-
Corporate bonds	22,699,000	-	22,699,000	-
Equity securities, financial industry common stock	602,000	602,000	-	-
Equity securities, other	2,786,000	-	2,786,000	-

	$525,764,000	$602,000	$525,162,000	$-

2011

U.S. government agencies	$63,200,000	$-	$63,200,000	$-
U.S. government mortgage-backed securities	159,855,000	-	159,855,000	-
State and political subdivisions	259,393,000	-	259,393,000	-
Corporate bonds	20,387,000	-	20,387,000	-
Equity securities, financial industry common stock	2,810,000	2,810,000	-	-
Equity securities, other	2,980,000	-	2,980,000	-

	$508,625,000	$2,810,000	$505,815,000	$-

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

Index

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of March 31, 2012 and December 31, 2011:

Description	Total	Level 1	Level 2	Level 3

2012

Loans receivable	$2,366,000	$-	$-	$2,366,000
Other real estate owned	9,553,000	-	-	9,553,000

Total	$11,919,000	$-	$-	$11,919,000

2011

Loans receivable	$2,453,000	$-	$-	$2,453,000
Other real estate owned	9,538,000	-	-	9,538,000

Total	$11,991,000	$-	$-	$11,991,000

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

Index

7.	Debt and Equity Securities

The amortized cost of securities available for sale and their fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2012:
U.S. government agencies	$47,943,203	$2,265,247	$(13,180)	$50,195,270
U.S. government mortgage-backed securities	179,424,738	4,442,423	(173,937)	183,693,224
State and political subdivisions	256,998,272	9,203,388	(413,212)	265,788,448
Corporate bonds	22,002,821	752,253	(56,374)	22,698,700
Equity securities, financial industry common stock	889,552	-	(287,451)	602,101
Equity securities, other	2,785,900	-	-	2,785,900
	$510,044,486	$16,663,311	$(944,154)	$525,763,643

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2011:
U.S. government agencies	$60,868,023	$2,341,093	$(8,720)	$63,200,396
U.S. government mortgage-backed securities	156,310,052	3,643,552	(99,143)	159,854,461
State and political subdivisions	249,707,887	9,788,715	(103,279)	259,393,323
Corporate bonds	20,288,210	465,331	(366,798)	20,386,743
Equity securities, financial industry common stock	3,402,389	-	(592,889)	2,809,500
Equity securities, other	2,980,199	-	-	2,980,199
	$493,556,760	$16,238,691	$(1,170,829)	$508,624,622

The proceeds, gains and losses from securities available-for-sale for the three months ended March 31, 2012 and 2011 are summarized below:

	2012	2011
Proceeds from sales of securities available-for-sale	$8,648,317	$13,083,096
Gross realized gains on securities available-for-sale	307,763	421,655
Gross realized losses on securities available-for-sale	230	500
Tax provision applicable to net realized gains on securities available-for-sale	115,000	157,000

Index

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2012:

Securities available-for-sale:
U.S. government agencies	$1,475,864	$(13,180)	$-	$-	$1,475,864	$(13,180)
U.S. government mortgage-backed securities	36,485,036	(173,937)	-	-	36,485,036	(173,937)
State and political subdivisions	18,301,204	(401,755)	356,824	(11,457)	18,658,028	(413,212)
Corporate obligations	3,323,594	(56,374)	-	-	3,323,594	(56,374)
Equity securities, financial industry common stock	-	-	889,552	(287,451)	889,552	(287,451)
	$59,585,698	$(645,246)	$1,246,376	$(298,908)	$60,832,074	$(944,154)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2011:

Securities available-for-sale:
U.S. government agencies	$4,256,053	$(8,720)	$-	$-	$4,256,053	$(8,720)
U.S. government mortgage-backed securities	20,579,759	(99,143)	-	-	20,579,759	(99,143)
State and political subdivisions	6,838,342	(102,718)	454,850	(561)	7,293,192	(103,279)
Corporate obligations	6,571,481	(366,798)	-	-	6,571,481	(366,798)
Equity securities, financial industry common stock	-	-	2,809,500	(592,889)	2,809,500	(592,889)
	$38,245,635	$(577,379)	$3,264,350	$(593,450)	$41,509,985	$(1,170,829)

At March 31, 2012, debt securities have gross unrealized losses of $656,703. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were temporary. Gross unrealized losses on equity securities totaled $287,451 as of March 31, 2012. Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the gross unrealized losses on equity securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Index

8.	Loan Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three months ended March 31, 2012 and 2011 is as follows:

2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2011	$793,000	$1,402,000	$2,859,000	$501,000	$1,352,000	$764,000	$234,000	$7,905,000
Provision (credit) for loan losses	24,000	(10,000)	(42,000)	15,000	61,000	40,000	(37,000)	51,000
Recoveries of loans charged-off	-	3,000	-	-	4,000	-	22,000	29,000
Loans charged-off	-	(10,000)	-	-	-	-	(9,000)	(19,000)
Balance, March 31, 2012	$817,000	$1,385,000	$2,817,000	$516,000	$1,417,000	$804,000	$210,000	$7,966,000

2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2010	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000
Provision (credit) for loan losses	35,000	17,000	8,000	30,000	(46,000)	(33,000)	(11,000)	-
Recoveries of loans charged-off	-	-	-	-	14,000	-	6,000	20,000
Loans charged-off	-	-	-	-	-	-	(14,000)	(14,000)
Balance, March 31, 2011	$766,000	$1,421,000	$2,728,000	$516,000	$1,120,000	$702,000	$274,000	$7,527,000

Allowance for loan losses disaggregated on the basis of impairment analysis method as of March 31, 2012 and December 31, 2011 is as follows:

2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$165,000	$112,000	$168,000	$-	$409,000	$-	$-	$854,000
Collectively evaluated for impairment	652,000	1,273,000	2,649,000	516,000	1,008,000	804,000	210,000	7,112,000
Balance March 31, 2012	$817,000	$1,385,000	$2,817,000	$516,000	$1,417,000	$804,000	$210,000	$7,966,000

2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$165,000	$111,000	$199,000	$-	$400,000	$-	$1,000	$876,000
Collectively evaluated for impairment	628,000	1,291,000	2,660,000	501,000	952,000	764,000	233,000	7,029,000
Balance December 31, 2011	$793,000	$1,402,000	$2,859,000	$501,000	$1,352,000	$764,000	$234,000	$7,905,000

Index

Loans receivable disaggregated on the basis of impairment analysis method as of March 31, 2012 and December 31, 2011 is as follows:

2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$2,420,000	$2,213,000	$2,656,000	$-	$588,000	$-	$-	$7,877,000
Collectively evaluated for impairment	24,092,000	89,254,000	149,204,000	32,324,000	80,764,000	50,508,000	18,263,000	444,409,000

Balance March 31, 2012	$26,512,000	$91,467,000	$151,860,000	$32,324,000	$81,352,000	$50,508,000	$18,263,000	$452,286,000

2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$2,163,000	$2,346,000	$2,703,000	$-	$590,000	$-	$1,000	$7,803,000
Collectively evaluated for impairment	21,468,000	91,916,000	144,797,000	32,503,000	75,368,000	52,179,000	20,753,000	438,984,000

Balance December 31, 2011	$23,631,000	$94,262,000	$147,500,000	$32,503,000	$75,958,000	$52,179,000	$20,754,000	$446,787,000

Index

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment. The following is a recap of impaired loans, on a disaggregated basis, at March 31, 2012 and December 31, 2011:

2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$1,826,000	$1,826,000	$-
Real estate - 1 to 4 family residential	1,900,000	1,900,000	-
Real estate - commercial	931,000	931,000	-
Real estate - agricultural	-	-	-
Commercial	-	-	-
Agricultural	-	-	-
Consumer and other	-	-	-
Total loans with no specific reserve:	4,657,000	4,657,000	-

With an allowance recorded:
Real estate - construction	594,000	594,000	165,000
Real estate - 1 to 4 family residential	313,000	313,000	112,000
Real estate - commercial	1,725,000	1,725,000	168,000
Real estate - agricultural	-	-	-
Commercial	588,000	588,000	409,000
Agricultural	-	-	-
Consumer and other	-	-	-
Total loans with specific reserve:	3,220,000	3,220,000	854,000

Total
Real estate - construction	2,420,000	2,420,000	165,000
Real estate - 1 to 4 family residential	2,213,000	2,213,000	112,000
Real estate - commercial	2,656,000	2,656,000	168,000
Real estate - agricultural	-	-	-
Commercial	588,000	588,000	409,000
Agricultural	-	-	-
Consumer and other	-	-	-

	$7,877,000	$7,877,000	$854,000

Index

2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no specific reserve recorded:
Real estate - construction	$1,493,000	$1,493,000	$-
Real estate - 1 to 4 family residential	2,030,000	2,030,000	-
Real estate - commercial	951,000	951,000	-
Real estate - agricultural	-	-	-
Commercial	-	-	-
Agricultural	-	-	-
Consumer and other	-	-	-
Total loans with no specific reserve:	4,474,000	4,474,000	-

With an allowance recorded:
Real estate - construction	670,000	670,000	165,000
Real estate - 1 to 4 family residential	316,000	316,000	111,000
Real estate - commercial	1,752,000	1,752,000	199,000
Real estate - agricultural	-	-	-
Commercial	590,000	590,000	400,000
Agricultural	-	-	-
Consumer and other	1,000	1,000	1,000
Total loans with specific reserve:	3,329,000	3,329,000	876,000

Total
Real estate - construction	2,163,000	2,163,000	165,000
Real estate - 1 to 4 family residential	2,346,000	2,346,000	111,000
Real estate - commercial	2,703,000	2,703,000	199,000
Real estate - agricultural	-	-	-
Commercial	590,000	590,000	400,000
Agricultural	-	-	-
Consumer and other	1,000	1,000	1,000

	$7,803,000	$7,803,000	$876,000

There are no significant differences between nonaccrual and impaired loan balances at March 31, 2012 and December 31, 2011.

Index

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011:

	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$1,660,000	$-	$1,220,000	$-
Real estate - 1 to 4 family residential	1,965,000	5,000	674,000	-
Real estate - commercial	941,000	-	227,000	-
Real estate - agricultural	-	-	-	-
Commercial	-	-	45,000	-
Agricultural	-	-	-	-
Consumer and other	-	-	5,000	-
Total loans with no specific reserve:	4,566,000	5,000	2,171,000	-

With an allowance recorded:
Real estate - construction	632,000	-	2,821,000	-
Real estate - 1 to 4 family residential	315,000	-	546,000	-
Real estate - commercial	1,739,000	-	658,000	-
Real estate - agricultural	-	-	-	-
Commercial	589,000	-	-	-
Agricultural	-	-	-	-
Consumer and other	1,000	-	19,000	-
Total loans with specific reserve:	3,276,000	-	4,044,000	-

Total
Real estate - construction	2,292,000	-	4,041,000	-
Real estate - 1 to 4 family residential	2,280,000	5,000	1,220,000	-
Real estate - commercial	2,680,000	-	885,000	-
Real estate - agricultural	-	-	-	-
Commercial	589,000	-	45,000	-
Agricultural	-	-	-	-
Consumer and other	1,000	-	24,000	-

	$7,842,000	$5,000	$6,215,000	$-

The interest foregone on nonaccrual loans for the three months ended March 31, 2012 and 2011 was approximately $116,000 and $102,000, respectively.

The Company had troubled debt restructurings of $3,483,000 as of March 31, 2012, of which $2,796,000 was included in impaired loans and $687,000 was on accrual status. The Company had troubled debt restructurings of $3,602,000 as of December 31, 2011, of which $2,545,000 was included in impaired loans and $1,057,000 was on accrual status.

Index

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2012 and December 31, 2011, is as follows:

2012
						Greater Than
	30-89	Greater Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$26,512,000	$26,512,000	$-
Real estate - 1 to 4 family residential	1,028,000	1,990,000	3,018,000	88,449,000	91,467,000	-
Real estate - commercial	-	182,000	182,000	151,678,000	151,860,000	5,000
Real estate - agricultural	134,000	-	134,000	32,190,000	32,324,000	-
Commercial	195,000	5,000	200,000	81,152,000	81,352,000	-
Agricultural	39,000	-	39,000	50,469,000	50,508,000	-
Consumer and other	66,000	-	66,000	18,197,000	18,263,000	-

	$1,462,000	$2,177,000	$3,639,000	$448,647,000	$452,286,000	$5,000

2011
						Greater Than
	30-89	Greater Than	Total			90 Days
	Past Due	90 Days	Past Due	Current	Total	Accruing

Real estate - construction	$34,000	$-	$34,000	$23,597,000	$23,631,000	$-
Real estate - 1 to 4 family residential	273,000	2,275,000	2,548,000	91,714,000	94,262,000	112,000
Real estate - commercial	105,000	113,000	218,000	147,282,000	147,500,000	-
Real estate - agricultural	-	-	-	32,503,000	32,503,000	-
Commercial	1,342,000	23,000	1,365,000	74,593,000	75,958,000	-
Agricultural	-	-	-	52,179,000	52,179,000	-
Consumer and other	98,000	17,000	115,000	20,639,000	20,754,000	40,000

	$1,852,000	$2,428,000	$4,280,000	$442,507,000	$446,787,000	$152,000

Index

The credit risk profile by internally assigned grade, on a disaggregated basis, at March 31, 2012 and December 31, 2011 is as follows:

2012
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$14,316,000	$99,607,000	$28,984,000	$66,554,000	$47,474,000	$256,935,000
Watch \ Special Mention	2,825,000	44,902,000	2,599,000	12,124,000	2,564,000	65,014,000
Substandard	6,951,000	4,695,000	741,000	2,086,000	470,000	14,943,000
Substandard-Impaired	2,420,000	2,656,000	-	588,000	-	5,664,000

	$26,512,000	$151,860,000	$32,324,000	$81,352,000	$50,508,000	$342,556,000

2011
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$9,942,000	$94,820,000	$29,534,000	$65,502,000	$49,489,000	$249,287,000
Watch \ Special Mention	4,087,000	43,201,000	2,441,000	7,667,000	2,190,000	59,586,000
Substandard	7,439,000	6,776,000	528,000	2,199,000	500,000	17,442,000
Substandard-Impaired	2,163,000	2,703,000	-	590,000	-	5,456,000

	$23,631,000	$147,500,000	$32,503,000	$75,958,000	$52,179,000	$331,771,000

The credit risk profile based on payment activity, on a disaggregated basis, at March 31, 2012 and December 31, 2011 is as follows:

2012
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$89,254,000	$18,263,000	$107,517,000
Non-performing	2,213,000	-	2,213,000

	$91,467,000	$18,263,000	$109,730,000

2011
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$91,804,000	$20,713,000	$112,517,000
Non-performing	2,458,000	41,000	2,499,000

	$94,262,000	$20,754,000	$115,016,000

Index

9.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. On April 27, 2012, Reliance State Bank, formerly known as Randall-Story State Bank purchased certain assets, including loans and assumed certain liabilities, including deposits from Liberty Bank, F.S.B. (“Liberty”). Reliance State Bank paid Liberty a deposit premium of $5,400,000 as of April 27, 2012. Financial information is not currently available, but is expected to be available as of June 30, 2012. There were no other significant events or transactions occurring after March 31, 2012, but prior to May 9, 2012, that provided additional evidence about conditions that existed at March 31, 2012. There were no significant events or transactions that provided evidence about conditions that did not exist at March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ames National Corporation (the “Company”) is a bank holding company established in 1975 that owns and operates five bank subsidiaries in central Iowa (the “Banks”). The following discussion is provided for the consolidated operations of the Company and its Banks, First National Bank, Ames, Iowa (First National), State Bank & Trust Co. (State Bank), Boone Bank & Trust Co. (Boone Bank), Reliance State Bank, formerly known as Randall-Story State Bank (Reliance Bank) and United Bank & Trust NA (United Bank). The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

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

Index

The Company had net income of $3,543,000, or $0.38 per share, for the three months ended March 31, 2012, compared to net income of $3,473,000, or $0.37 per share, for the three months ended March 31, 2011. Total equity capital as of March 31, 2012 totaled $137.1 million or 12.5% of total assets.

Change in the quarterly earnings can be primarily attributed lower interest expense on deposits, lower FDIC insurance assessments and an increase in merchant and ATM fees, offset in part by an increase in salaries and employee benefits.

Net loan recoveries for the quarter totaled $10,000, compared to net loan recoveries of $6,000 in the first quarter of 2011. The provision for loan losses for the first quarter of 2012 totaled $51,000. There was no provision for loan losses for the first quarter of 2011.

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

•              Interest rates are likely to increase as the economy continues its gradual recovery and the increasing interest rate environment may present a challenge to the Company. Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense may increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Banks’ earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

Index

•              Other real estate owned amounted to $9.6 million and $9.5 million as of March 31, 2012 and December 31, 2011, respectively. Other real estate owned costs amounted to $98,000 and $46,000 for the three months ended March 31, 2012 and 2011, respectively. Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell. It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

The Company operates in a highly regulated environment and is subject to extensive regulation, supervision and examination. The compliance burden and impact on the Company’s operations and profitability is significant. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and, among many other things, establishes the new federal Consumer Finance Protection Bureau (“CFPB”), requires the CFPB and other federal agencies are continuing to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company’s and the Banks’ business. Compliance with the new law and regulations may result in additional costs, which could be significant, and could adversely impact the Company’s results of operations, financial condition or liquidity. The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect the Company’s net income.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the FDIC and are derived from 7,357 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Index

Selected Indicators for the Company and the Industry

	Quarter Ended
	March 31,	Year Ended December 31,
	2012	2011		2010		2009
	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.33%	1.38%	0.88%	1.40%	0.66%	1.02%	0.09%

Return on equity	10.37%	10.82%	7.86%	10.91%	5.99%	8.31%	0.90%

Net interest margin	3.41%	3.60%	3.60%	3.74%	3.76%	3.78%	3.47%

Efficiency ratio	50.34%	49.80%	61.37%	50.12%	57.22%	63.72%	55.53%

Capital ratio	12.79%	12.75%	9.09%	12.80%	8.90%	12.32%	8.65%

*Latest available data

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.33% and 1.40%, respectively, for the three month periods ending March 31, 2012 and 2011. The decrease in this ratio in 2012 from the previous period is primarily the result of an increase in average assets.

•	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 10.37% and 11.31%, respectively for the three month periods ending March 31, 2012 and 2011. The decrease in this ratio in 2012 from the previous period is primarily the result of higher average equity.

•	Net Interest Margin

The net interest margin for the three months ended March 31, 2012 and 2011 was 3.41% and 3.53%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The decrease in this ratio in 2012 is primarily the result of lower market yields on interest earning assets.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 50.34% and 49.70% for the three months ended March 31, 2012 and 2011, respectively. The change in the efficiency ratio in 2012 from the previous period is primarily the result of increased noninterest expense, offset in part by higher net interest income.

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

Overall Revenues Continue to Exhibit Weakness

For the third time in the last four quarters, net operating revenue posted a year-over-year decline. The $3.8 billion (2.3%) drop was caused by a $4.4 billion (7.4%) reduction in noninterest income. Gains on loan sales were $1.9 billion (53%) below the level of a year ago, servicing income was $1.4 billion (29.9%) lower, and trading income fell by $812 million (23.5%). Increases in the market values of some large bank liabilities produced accounting losses in the fourth quarter that reversed some of the related gains in noninterest income that occurred in third quarter 2011. Net interest income increased year over year for the first time in four quarters, rising by $609 million (0.6%).

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

Index

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

Index

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

Loan Balances Post Largest Real Growth in Four Years

Total assets of insured institutions increased by $76.1 billion (0.6%) in the fourth quarter, as loan balances rose by $130.1 billion (1.8%). This is the third consecutive quarter in which total loan balances have increased and, apart from first quarter 2010 when accounting rule changes caused a $221 billion increase in reported balances, it represents the largest quarterly increase since fourth quarter 2007. As in the prior two quarters, overall loan growth was led by C&I loans, which rose by $62.8 billion (4.9%), accounting for almost half of the total increase in loans and leases during the quarter. C&I loans have increased in each of the last six quarters. Additionally, C&I loans to small businesses (C&I loans in original amounts of $1 million or less) increased by $2.8 billion (1%). This is the first time in the seven quarters for which data on quarterly changes in these loans are available that small C&I loan balances have increased. Residential mortgage loans increased by $26 billion (1.4%), following a $23.6 billion increase in the third quarter. Credit card balances posted a seasonal increase of $21.3 billion (3.2%). Real estate construction and development loans declined for a 15th consecutive quarter, falling by $14.7 billion (5.8%). Investment securities portfolios increased by $61.6 billion (2.2%), with mortgage-backed securities rising by $45.0 billion (2.8%), and state, county, and municipal securities increasing by $13.3 billion (6.5%). Assets in trading accounts declined by $36 billion (4.8%), while interest-bearing balances due from depository institutions fell by $34.9 billion (3.3%).

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

Index

Income Statement Review for the Three Months ended March 31, 2012

The following highlights a comparative discussion of the major components of net income and their impact for the three month periods ended March 31, 2012 and 2011:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2012			2011

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$78,983	$973	4.93%	$78,458	$1,003	5.11%
Agricultural	48,196	657	5.45%	41,509	574	5.53%
Real estate	303,330	3,918	5.17%	280,676	3,883	5.53%
Consumer and other	19,713	262	5.32%	21,809	280	5.14%

Total loans (including fees)	450,222	5,810	5.16%	422,452	5,740	5.44%

Investment securities
Taxable	268,106	1,625	2.42%	261,582	1,662	2.54%
Tax-exempt 2	233,346	2,539	4.35%	217,675	2,517	4.63%
Total investment securities	501,452	4,164	3.32%	479,257	4,179	3.49%

Interest bearing deposits with banks and federal funds sold	58,398	125	0.86%	35,451	108	1.22%

Total interest-earning assets	1,010,072	$10,099	4.00%	937,160	$10,027	4.28%

Noninterest-earning assets	58,730			51,677

TOTAL ASSETS	$1,068,802			$988,837

1	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2012			2011

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$469,684	$271	0.23%	$420,696	$327	0.31%
Time deposits > $100,000	107,880	366	1.36%	99,138	412	1.66%
Time deposits < $100,000	137,262	533	1.55%	142,050	632	1.78%
Total deposits	714,826	1,170	0.65%	661,884	1,371	0.83%
Other borrowed funds	75,506	329	1.75%	96,038	379	1.58%

Total Interest-bearing liabilities	790,332	1,499	0.76%	757,922	1,750	0.92%

Noninterest-bearing liabilities
Demand deposits	134,985			102,884
Other liabilities	6,824			5,179

Stockholders' equity	136,661			122,852

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,068,802			$988,837

Net interest income		$8,600	3.41%		$8,277	3.53%

Spread Analysis
Interest income/average assets	$10,099	3.78%		$10,027	4.06%
Interest expense/average assets	$1,499	0.56%		$1,750	0.71%
Net interest income/average assets	$8,600	3.22%		$8,277	3.35%

Net Interest Income

For the three months ended March 31, 2012 and 2011, the Company's net interest margin adjusted for tax exempt income was 3.41% and 3.53%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2012 totaled $7,713,000 compared to $7,398,000 for the three months ended March 31, 2011.

For the three months ended March 31, 2012, interest income increased $64,000 or 0.7% when compared to the same period in 2011. The increase from 2011 was primarily attributable to higher average balance of investment securities and loans, offset in part by lower average yields on loans and investment securities.

Interest expense decreased $251,000 or 14.3% for the three months ended March 31, 2012 when compared to the same period in 2011. The lower interest expense for the period is primarily attributable to lower average rates paid on deposits, offset in part by a higher average balance on deposits.

Index

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2012 was $51,000. The Company did not have a provision for loan losses for the three months ended March 31, 2011. Net loan recoveries of $10,000 were realized in the three months ended March 31, 2012 and compare to net loan recoveries of $6,000 for the three months ended March 31, 2011.

Non-interest Income and Expense

Non-interest income increased $83,000 or 4.6% for the three months ended March 31, 2012 compared to the same period in 2011. The increase in non-interest income is primarily due to merchant and ATM fees and gain on the loans held for sale, offset in part by a decrease in security gains. Excluding net security gains for the three months ending March 31, 2012 and 2011, non-interest income increased $197,000, or 14.1%.

Non-interest expense increased $259,000 or 5.7% for the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of higher costs of salaries and employee benefits and data processing costs, offset in part by a decrease in FDIC insurance assessments. The higher salaries and employee benefit costs are primarily due to normal salary increases and higher incentive pay. The higher 2012 data processing costs are due primarily to increased costs associated with equipment upgrades, Internet and mobile banking costs. The lower FDIC insurance assessments are due primarily to lower assessment rates.

Income Taxes

The provision for income taxes expense for the three months ended March 31, 2012 and 2011 was $1,180,000 and $1,163,000, representing an effective tax rate of 25% and 25%, respectively. The increase in income tax expense was due primarily to higher pretax earnings in 2012.

Balance Sheet Review

As of March 31, 2012, total assets were $1,094,656,000, a $59,093,000 increase compared to December 31, 2011. The increase in interest bearing deposits in financial institutions, securities available-for-sale and loans were funded primarily by an increase in deposits.

Investment Portfolio

The investment portfolio totaled $525,764,000 as of March 31, 2012, an increase of $17,139,000 or 3.4% from the December 31, 2011 balance of $508,625,000. The increase in the investment portfolio was primarily due to an increase in U.S. government mortgage-backed securities and state and political subdivisions bonds, offset in part by a decrease in U.S. government agency securities.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of March 31, 2012, gross unrealized losses of $944,000, are considered to be temporary in nature due to the general economic conditions and other factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell impaired securities and management believes it is more likely than not that the Company will hold these securities until recovery of their cost basis to avoid considering an impairment to be other-than-temporary.

Index

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $444,257,000 as of March 31, 2012, an increase of $5,606,000 or 1.3% from the December 31, 2011 balance of $438,651,000. The increase in the loan portfolio is primarily due to increases in the commercial and commercial real estate loan portfolios.

Deposits

Deposits totaled $879,732,000 as of March 31, 2012, an increase of $61,026,000 or 7.5% from the December 31, 2011 balance of $818,705,000. The increase in deposits occurred in demand, NOW, savings, money market and time deposit accounts $100,000 and over and the increases occurred in public, commercial and retail types of deposit accounts.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $36,085,000 as of March 31, 2012, a decrease of $5,612,000 or 13.5% from the December 31, 2011 balance of $41,697,000.

FHLB Advances and Other Long-Term Borrowings

FHLB advances and other long-term borrowings totaled $34,662,000 and $35,179,000 as of March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, the decrease in FHLB advances and other borrowings are due to payments on FHLB advances amounting to $517,000.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2011.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2012 totaled $444,257,000 compared to $438,651,000 as of December 31, 2011. Net loans comprise 40.6% of total assets as of March 31, 2012. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of non-accrual loans and loans past due 90 days or more) as a percentage of total loans was 1.74% at March 31, 2012, as compared to 1.70% at December 31, 2011 and 1.42% at March 31, 2011. The Company’s level of problem loans as a percentage of total loans at March 31, 2012 of 1.74% is lower than the Company’s peer group (303 bank holding companies with assets of $1 billion to $3 billion) of 2.95% as of December 31, 2011.

Impaired loans, net of specific reserves, totaled $7,023,000 as of March 31, 2012 and were relatively unchanged as compared to impaired loans of $6,927,000 as of December 31, 2011 and higher than impaired loans of $5,553,000 as of March 31, 2011. The increase in impaired loans from March 31, 2011 is due primarily to deterioration in cash flows on two borrowers with commercial real estate properties.

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

For troubled debt restructurings that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible impairment and, as necessary recognizes impairment through the allowance. The Company had no charge-offs related to modifying troubled debt restructurings for the three months ended March 31, 2012.

The Company had troubled debt restructurings of $3,483,000 as of March 31, 2012, of which $2,796,000 was included in impaired loans and $687,000 was on accrual status. The Company had troubled debt restructurings of $3,602,000 as of December 31, 2011, of which $2,545,000 was included in impaired loans and $1,057,000 was on accrual status.

We review 90 days past due loans that are still accruing interest no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. As of March 31, 2012, non-accrual loans totaled $7,860,000; loans past due 90 days and still accruing totaled $5,000. This compares to non-accrual loans of $7,915,000 and loans past due 90 days and still accruing of $152,000 on December 31, 2011. Other real estate owned totaled $9,553,000 as of March 31, 2012 and $9,538,000 as of December 31, 2011.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2012 and December 31, 2011 was 1.76% and 1.77%, respectively. The allowance for loan losses totaled $7,966,000 and $7,905,000 as of March 31, 2012 and December 31, 2011, respectively. Net recoveries of loans for the three months ended March 31, 2012 totaled $10,000, compared to net recoveries of loans of $6,000 for the three months ended March 31, 2011.

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

As of March 31, 2012, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review of the Company’s Current Liquidity Sources
•	Review of Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of March 31, 2012 and December 31, 2011 totaled $92,934,000 and $56,571,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of March 31, 2012 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $79,238,000, with $14,662,000 of outstanding FHLB advances at March 31, 2012. Federal funds borrowing capacity at correspondent banks was $102,402,000, with no outstanding federal fund balances as of March 31, 2012. The Company had securities sold under agreements to repurchase totaling $36,085,000 and long-term repurchase agreements of $20,000,000 as of March 31, 2012.

Total investments as of March 31, 2012 were $525,764,000 compared to $508,625,000 as of December 31, 2011. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2012.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2012 totaled $6,246,000 compared to the $5,266,000 provided by the three months ended March 31, 2011. The increase of $980,000 in net cash provided by operating activities was primarily related to changes in accrued interest receivable, other assets and amortization, offset in part by the change in loans held for sale.

Index

Net cash used in investing activities for the three months ended March 31, 2012 was $61,467,000 and compares to $37,180,000 for the three months ended March 31, 2011. The increase of $24,287,000 in net cash used in investing activities was primarily due to changes in interest bearing cash in financial institutions and loans, offset in part by changes in securities available-for-sale.

Net cash provided by financing activities for the three months ended March 31, 2012 totaled $53,687,000 compares to net cash used in financing activities of $35,016,000 for the three months ended March 31, 2011. The increase of $18,671,000 in net cash provided by financing activities was primarily due to changes in deposits, offset in part by changes in securities sold under agreements to repurchase and federal funds purchased. As of March 31, 2012, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the three months ended March 31, 2012, dividends paid by the Banks to the Company amounted to $1,532,000 compared to $1,321,000 for the same period in 2011. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.15 per share in 2012 from $0.13 per share in 2011.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $14,053,000 as of March 31, 2012 that are presently available to provide additional liquidity to the Banks. Subsequent to the end of the quarter, the Company made a capital contribution to Reliance State Bank of $13,400,000 in conjunction with acquisition of the Liberty branches in Klemme and Garner, Iowa . As of April 27, 2011, the Company has sufficient liquidity for its current cash flow needs.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

Effective February 16, 2012, Reliance State Bank entered into a purchase and assumption agreement with Liberty to purchase certain assets, including loans, and assume certain liabilities, including deposit accounts, of branch banking offices of Liberty in Garner, Iowa and Klemme, Iowa. This transaction closed on April 27, 2012. These branches will be operated as branch offices as offices of Reliance State Bank. At closing, on April 27, 2012, Reliance State Bank paid Liberty a deposit premium of $5,400,000.

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of March 31, 2012 that are of concern to management.

Index

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2012 totaled $137,114,000 and was higher than the $134,557,000 recorded as of December 31, 2011. At March 31, 2012 and December 31, 2011, stockholders’ equity as a percentage of total assets was 12.53% and 12.99%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of March 31, 2012.

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

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2012 changed significantly when compared to 2011.

Index

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

In November, 2011, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of March 31, 2012, there were 56,220 shares remaining to be purchased under the plan.

Index

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2012.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2012 to January 31, 2012	-	$-	-	56,220

February 1, 2012 to February 29, 2012	-	$-	-	56,220

March 1, 2012 to March 31, 2012	-	$-	-	56,220

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: May 9, 2012	By: /s/ Thomas H. Pohlman

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