Form 10-Q
period 2012-06-30
AMES NATIONAL CORP
filed 2012-08-09
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at July 27, 2012)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)
ASSETS	June 30, 2012	December 31, 2011

Cash and due from banks	$22,610,045	$22,829,291
Interest bearing deposits in financial institutions	47,084,933	33,741,406
Securities available-for-sale	561,082,556	508,624,622
Loans receivable, net	487,437,889	438,650,837
Loans held for sale	1,881,226	1,212,620
Bank premises and equipment, net	12,038,794	11,362,626
Accrued income receivable	6,829,553	6,467,509
Other real estate owned	8,661,061	9,538,440
Core deposit intangible, net	1,450,816	-
Goodwill	5,600,749	-
Other assets	3,046,378	3,136,482

Total assets	$1,157,724,000	$1,035,563,833

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$149,898,320	$126,059,239
NOW accounts	276,405,263	229,810,463
Savings and money market	254,983,000	216,768,048
Time, $100,000 and over	100,817,049	107,944,525
Other time	162,960,408	138,123,116
Total deposits	945,064,040	818,705,391

Securities sold under agreements to repurchase	31,541,867	41,696,585
Federal Home Loan Bank (FHLB) advances	14,645,456	15,179,335
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,396,637	1,210,419
Deferred income taxes	1,517,571	885,433
Accrued expenses and other liabilities	3,523,482	3,329,285
Total liabilities	1,017,689,053	901,006,448

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,432,915 shares; outstanding 9,310,913 shares as of June 30, 2012 and December 31, 2011	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	89,623,377	85,564,078
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	10,911,016	9,492,753
Treasury stock, at cost; 122,002 shares at June 30, 2012 and December 31, 2011, respectively	(2,016,498)	(2,016,498)
Total stockholders' equity	140,034,947	134,557,385

Total liabilities and stockholders' equity	$1,157,724,000	$1,035,563,833

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Interest income:
Loans, including fees	$6,245,560	$5,999,888	$12,056,317	$11,740,320
Securities:
Taxable	1,593,490	1,796,068	3,218,134	3,458,537
Tax-exempt	1,698,430	1,630,994	3,349,145	3,267,959
Interest bearing deposits and federal funds sold	132,926	116,767	258,179	224,693
Total interest income	9,670,406	9,543,717	18,881,775	18,691,509

Interest expense:
Deposits	1,153,164	1,382,703	2,322,482	2,753,614
Other borrowed funds	319,638	354,265	649,136	732,907
Total interest expense	1,472,802	1,736,968	2,971,618	3,486,521

Net interest income	8,197,604	7,806,749	15,910,157	15,204,988

Provision for loan losses	64,412	404,788	115,705	404,788

Net interest income after provision for loan losses	8,133,192	7,401,961	15,794,452	14,800,200

Noninterest income:
Trust services income	530,942	557,156	1,035,714	1,071,700
Service fees	393,773	364,660	731,212	694,218
Securities gains, net	10,535	164,971	318,068	586,126
Gain on sale of loans held for sale	356,855	207,523	641,894	428,388
Merchant and ATM fees	239,292	195,623	536,250	371,494
Other noninterest income	199,535	151,349	368,382	306,896
Total noninterest income	1,730,932	1,641,282	3,631,520	3,458,822

Noninterest expense:
Salaries and employee benefits	3,200,188	2,955,348	6,180,807	5,721,856
Data processing	564,874	481,003	1,074,204	926,818
Occupancy expenses	348,071	322,307	707,755	716,465
FDIC insurance assessments	164,755	205,754	319,216	478,496
Other real estate owned, net	342,415	120,001	440,793	166,136
Core deposit intangible amortization	49,184	-	49,184	-
Other operating expenses, net	825,441	676,957	1,561,752	1,331,548
Total noninterest expense	5,494,928	4,761,370	10,333,711	9,341,319

Income before income taxes	4,369,196	4,281,873	9,092,261	8,917,703

Provision for income taxes	1,059,780	1,038,501	2,239,687	2,201,810

Net income	$3,309,416	$3,243,372	$6,852,574	$6,715,893

Basic and diluted earnings per share	$0.36	$0.34	$0.74	$0.71

Dividends declared per share	$0.15	$0.13	$0.30	$0.26

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$3,309,416	$3,243,372	$6,852,574	$6,715,893
Other comprehensive income, before tax:
Unrealized gains on securities without other than temporary impairment before tax:
Unrealized holding gains arising during the period	1,610,451	6,347,579	2,569,279	8,563,217
Less: reclassification adjustment for gains realized in net income	10,535	164,971	318,068	586,126
Other comprehensive income before tax	1,599,916	6,182,608	2,251,211	7,977,091
Tax expense related to other comprehensive income	(591,968)	(2,287,565)	(832,948)	(2,951,525)
Other comprehensive income, net of tax	1,007,948	3,895,043	1,418,263	5,025,566
Comprehensive income	$4,317,364	$7,138,415	$8,270,837	$11,741,459

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
Six Months Ended June 30, 2012 and 2011
	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2010	$18,865,830	$22,651,222	$76,519,493	$3,326,479	$-	$121,363,024
Net income	-	-	6,715,893	-	-	6,715,893
Other comprehensive income	-	-	-	5,025,566	-	5,025,566
Cash dividends declared, $0.26 per share	-	-	(2,452,558)	-	-	(2,452,558)
Purchase of 22,033 shares of treasury stock	-	-	-	-	(374,533)	(374,533)
Balance, June 30, 2011	18,865,830	22,651,222	80,782,828	8,352,045	(374,533)	130,277,392

Balance, December 31, 2011	18,865,830	22,651,222	85,564,078	9,492,753	(2,016,498)	$134,557,385
Net income	-	-	6,852,574	-	-	6,852,574
Other comprehensive income	-	-	-	1,418,263	-	1,418,263
Cash dividends declared, $0.30 per share	-	-	(2,793,275)	-	-	(2,793,275)
Balance, June 30, 2012	$18,865,830	$22,651,222	$89,623,377	$10,911,016	$(2,016,498)	$140,034,947

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Six Months Ended June 30, 2012 and 2011
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,852,574	$6,715,893
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	115,705	404,788
Provision for off-balance sheet commitments	6,000	5,000
Amortization, net of securities available for sale	3,036,365	2,461,727
Amortization of core deposit intangible asset	49,184	-
Depreciation	363,147	336,162
Credit for deferred income taxes	(200,810)	(185,547)
Securities gains, net	(318,068)	(586,126)
Impairment of other real estate owned	296,141	163,443
Loss (gain) on sale of other real estate owned, net	46,867	(98,833)
Change in assets and liabilities:
Decrease (increase) in loans held for sale	(668,606)	439,654
Decrease (increase) in accrued income receivable	152,716	(116,698)
Decrease in other assets	82,645	274,117
Increase in accrued expenses and other liabilities	68,587	262,909
Net cash provided by operating activities	9,882,447	10,076,489

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(130,819,189)	(125,856,535)
Proceeds from sale of securities available-for-sale	10,032,564	20,926,918
Proceeds from maturities and calls of securities available-for-sale	67,701,604	84,465,457
Net increase in interest bearing deposits in financial institutions	(13,343,527)	(9,041,073)
Net decrease in federal funds sold	-	2,968,000
Net increase in loans	(2,972,374)	(7,504,207)
Net proceeds from the sale of other real estate owned	796,407	576,252
Purchase of bank premises and equipment, net	(167,356)	(204,439)
Other changes in other real estate owned	-	(47,468)
Cash aquired, net of cash paid, for aquired bank offices	44,303,137	-
Net cash used in investing activities	(24,468,734)	(33,717,095)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	27,662,695	37,913,669
Decrease in federal funds purchased and securities sold under agreements to repurchase	(10,154,718)	(8,038,240)
Payments from other short-term borrowings, net	-	(1,131,995)
Payments on FHLB borrowings	(533,879)	(532,818)
Purchase of treasury stock	-	(374,533)
Dividends paid	(2,607,057)	(2,263,900)
Net cash provided by financing activities	14,367,041	25,572,183

Net increase (decrease) in cash and due from banks	(219,246)	1,931,577

CASH AND DUE FROM BANKS
Beginning	22,829,291	15,478,133
Ending	$22,610,045	$17,409,710

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Six Months Ended June 30, 2012 and 2011
	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,999,826	$3,456,462
Income taxes	2,515,403	2,345,541

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$262,036	$213,586

Business Combination:
Fair value of loans receivable acquired	$46,103,022	$-
Fair value of bank premises and equipment acquired	864,500	-
Fair value of other tangible assets acquired	514,760	-
Goodwill	5,600,749	-
Core deposit intangible asset	1,500,000	-
Deposits assumed	98,766,558	-
Other liabilities assumed	119,610	-

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and six month periods ended June 30, 2012 and 2011 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

Goodwill and core deposit intangible asset:  Goodwill represents the excess of cost over the fair value of net assets acquired.  Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  The second step, if necessary, measures the amount of impairment, if any.

Significant judgment is applied when goodwill is assessed for impairment.  This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  At June 30, 2012, the Company believes there is not any potential impairment due to the proximity of the acquisition to June 30, 2012.

The only other significant intangible asset is a core deposit intangible.  The core deposit intangible asset is determined to have a definite life and is amortized over the estimated useful life.  The core deposit intangible asset is customer based relationships valuation attributed to the expectation of a lower cost versus alternative funds.  The core deposit intangible asset is reviewed for impairment whenever events occur or circumstances indicate that the carrying amount may not be recoverable.

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

Index

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

New Accounting Pronouncements:

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

In April, 2011, the FASB issued guidance which modifies certain aspects contained in the Receivables topic of FASB ASC 310.  The standard clarifies the guidance on evaluating whether a receivable term modification constitutes a troubled debt restructuring (TDR).  The amendments in this guidance was effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption.  The adoption did not have a material impact on the Company's consolidated financial statements.

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

2.	Branch Acquisition

On April 27, 2012 Reliance State Bank (RSB) completed the purchase of two bank branches of Liberty Bank, F.S.B. located in Garner and Klemme, Iowa.  This acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share.  The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the June 30, 2012 financial statements as such.  These branches were purchased for cash consideration of $5.4 million.  As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,500,000 and goodwill of $5,601,000. The results of operations for this acquisition have been included since the transaction date of April 27, 2012. None of these purchased loans have shown evidence of credit deterioration since origination. Non-routine expenses associated with this transaction were approximately $200,000 for the six months ended June 30, 2012.

Index

The following table summarizes the fair value of the total consideration transferred as a part of the acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

April 27, 2012

Cash consideration transferred	$5,400,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$49,703,137
Loans receivable	46,103,022
Accrued interest receivable	514,760
Bank premises and equipment	864,500
Core deposit intangible asset	1,500,000
Deposits	(98,766,558)
Accrued interest payable and other liabilities	(119,610)

Total identifiable net liabilities	$(200,749)

Goodwill	$5,600,749

On April 27, 2012, the contractual balance of loans receivable acquired was $46,972,000 and the contractual balance of the deposits assumed was $98,109,000.  Loans receivable acquired include agricultural real estate, commercial real estate, 1-4 family real estate, commercial operating, agricultural operating and consumer loans determined to be pass rated.

The core deposit intangible asset is amortized to expense on a declining basis over a period of seven years.  The loan market valuation is accreted to income on a declining basis over a nine year period.  The time deposits market valuation is amortized to expense on a declining basis over a three year period.

The excess cash in the transaction has been utilized through purchases within RSB’s investment portfolio.  Going forward any excess cash will be used in the form of continued investment growth and to fund loan growth.

3.	Dividends

On May 9, 2012, the Company declared a cash dividend on its common stock, payable on August 15, 2012 to stockholders of record as of August 1, 2012, equal to $0.15 per share.

Index

4.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2012 and 2011 were 9,310,913 and 9,427,711, respectively.  The weighted average outstanding shares for the six months ended June 30, 2012 and 2011 were 9,310,913 and 9,430,362, respectively.  The Company had no potentially dilutive securities outstanding during the periods presented.

5.	Off-Balance Sheet Arrangements

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

6.	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments as described in Note 1 were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$22,610,045	$22,610,000	$22,829,291	$22,829,000
Interest bearing deposits	47,084,933	47,085,000	33,741,406	33,741,000
Securities available-for-sale	561,082,556	561,083,000	508,624,622	508,625,000
Loans receivable, net	487,437,889	494,340,000	438,650,837	445,240,000
Loans held for sale	1,881,226	1,881,000	1,212,620	1,213,000
Accrued income receivable	6,829,553	6,830,000	6,467,509	6,468,000
Financial liabilities:
Deposits	$945,064,040	$948,638,000	$818,705,391	$821,979,000
Securities sold under agreements to repurchase	31,541,867	31,542,000	41,696,585	41,697,000
FHLB and other long-term borrowings	34,645,456	37,997,000	35,179,335	38,705,000
Accrued interest payable	774,639	775,000	802,847	803,000

The methodology used to determine fair value as of June 30, 2012 did not change from the methodology used in the December 31, 2011 Annual Report.

Index

7.	Fair Value Measurements

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

Index

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2012 and December 31, 2011:

Description	Total	Level 1	Level 2	Level 3

2012

U.S. government agencies	$48,072,000	$-	$48,072,000	$-
U.S. government mortgage-backed securities	202,663,000	-	202,663,000	-
State and political subdivisions	283,509,000	-	283,509,000	-
Corporate bonds	23,364,000	-	23,364,000	-
Equity securities, financial industry common stock	625,000	625,000	-	-
Equity securities, other	2,850,000	-	2,850,000	-

	$561,083,000	$625,000	$560,458,000	$-

2011

U.S. government agencies	$63,200,000	$-	$63,200,000	$-
U.S. government mortgage-backed securities	159,855,000	-	159,855,000	-
State and political subdivisions	259,393,000	-	259,393,000	-
Corporate bonds	20,387,000	-	20,387,000	-
Equity securities, financial industry common stock	2,810,000	2,810,000	-	-
Equity securities, other	2,980,000	-	2,980,000	-

	$508,625,000	$2,810,000	$505,815,000	$-

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

Index

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of June 30, 2012 and December 31, 2011:

Description	Total	Level 1	Level 2	Level 3

2012

Loans receivable	$3,054,000	$-	$-	$3,054,000
Other real estate owned	8,661,000	-	-	8,661,000

Total	$11,715,000	$-	$-	$11,715,000

2011

Loans receivable	$2,453,000	$-	$-	$2,453,000
Other real estate owned	9,538,000	-	-	9,538,000

Total	$11,991,000	$-	$-	$11,991,000

Loans: Loans in the tables above consist of impaired credits held for investment.  In accordance with the loan impairment guidance, impairment was measured based on the fair value of collateral less estimated selling costs for collateral dependent loans.  Fair value for impaired loans is based upon appraised values of collateral adjusted for trends observed in the market.  A valuation allowance was recorded for the excess of the loan’s recorded investment over the amounts determined by the collateral value method.  This valuation is a component of the allowance for loan losses.  The Company considers these fair values Level 3.

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

Index

8.	Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values are summarized below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012:
U.S. government agencies	$45,588,393	$2,483,758	$-	$48,072,151
U.S. government mortgage-backed securities	198,366,067	4,441,212	(144,345)	202,662,934
State and political subdivisions	273,353,650	10,413,275	(258,537)	283,508,388
Corporate bonds	22,715,821	696,674	(48,613)	23,363,882
Equity securities, financial industry common stock	889,552	-	(264,351)	625,201
Equity securities, other	2,850,000	-	-	2,850,000
	$543,763,483	$18,034,919	$(715,846)	$561,082,556

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:
U.S. government agencies	$60,868,023	$2,341,093	$(8,720)	$63,200,396
U.S. government mortgage-backed securities	156,310,052	3,643,552	(99,143)	159,854,461
State and political subdivisions	249,707,887	9,788,715	(103,279)	259,393,323
Corporate bonds	20,288,210	465,331	(366,798)	20,386,743
Equity securities, financial industry common stock	3,402,389	-	(592,889)	2,809,500
Equity securities, other	2,980,199	-	-	2,980,199
	$493,556,760	$16,238,691	$(1,170,829)	$508,624,622

The proceeds, gains and losses from securities available-for-sale for the three and six months ended June 30, 2012 and 2011 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Proceeds from sales of securities available-for-sale	$1,384,247	$7,843,822	$10,032,564	$20,926,918
Gross realized gains on securities available-for-sale	10,535	169,279	318,298	590,934
Gross realized losses on securities available-for-sale	-	4,308	230	4,808
Tax provision applicable to net realized gains on securities available-for-sale	4,000	62,000	119,000	219,000

Index

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2012:

Securities available-for-sale:
U.S. government mortgage-backed securities	$28,224,416	$(144,345)	$-	$-	$28,224,416	$(144,345)
State and political subdivisions	26,633,752	(256,612)	210,464	(1,925)	26,844,216	(258,537)
Corporate bonds	3,718,417	(48,613)	-	-	3,718,417	(48,613)
Equity securities, financial industry common stock	-	-	889,552	(264,351)	889,552	(264,351)
	$58,576,585	$(449,570)	$1,100,016	$(266,276)	$59,676,601	$(715,846)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2011:

Securities available-for-sale:
U.S. government agencies	$4,256,053	$(8,720)	$-	$-	$4,256,053	$(8,720)
U.S. government mortgage-backed securities	20,579,759	(99,143)	-	-	20,579,759	(99,143)
State and political subdivisions	6,838,342	(102,718)	454,850	(561)	7,293,192	(103,279)
Corporate bonds	6,571,481	(366,798)	-	-	6,571,481	(366,798)
Equity securities, financial industry common stock	-	-	2,809,500	(592,889)	2,809,500	(592,889)
	$38,245,635	$(577,379)	$3,264,350	$(593,450)	$41,509,985	$(1,170,829)

Gross unrealized losses on debt securities totaled $451,495 as of June 30, 2012.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were temporary.  Gross unrealized losses on equity securities totaled $264,351 as of June 30, 2012.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the gross unrealized losses on equity securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Index

9.	Loan Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30 2012
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Balance, March 31, 2012	$817,000	$1,385,000	$2,817,000	$516,000	$1,417,000	$804,000	$210,000	$7,966,000
Provision (credit) for loan losses	(78,000)	88,000	95,000	(50,000)	-	16,000	(7,000)	64,000
Recoveries of loans charged-off	-	-	-	-	1,000	-	12,000	13,000
Loans charged-off	-	-	-	-	(12,000)	-	(10,000)	(22,000)
Balance, June 30, 2012	$739,000	$1,473,000	$2,912,000	$466,000	$1,406,000	$820,000	$205,000	$8,021,000

	Six Months Ended June 30 2012
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Balance, December 31, 2011	$793,000	$1,402,000	$2,859,000	$501,000	$1,352,000	$764,000	$234,000	$7,905,000
Provision (credit) for loan losses	(54,000)	78,000	53,000	(35,000)	61,000	56,000	(43,000)	116,000
Recoveries of loans charged-off	-	3,000	-	-	5,000	-	33,000	41,000
Loans charged-off	-	(10,000)	-	-	(12,000)	-	(19,000)	(41,000)
Balance, June 30, 2012	$739,000	$1,473,000	$2,912,000	$466,000	$1,406,000	$820,000	$205,000	$8,021,000

	Three Months Ended June 30 2011
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Balance, March 31, 2011	$766,000	$1,421,000	$2,728,000	$516,000	$1,120,000	$702,000	$274,000	$7,527,000
Provision (credit) for loan losses	(19,000)	22,000	111,000	9,000	312,000	3,000	(33,000)	405,000
Recoveries of loans charged-off	-	-	-	-	1,000	4,000	4,000	9,000
Loans charged-off	-	(6,000)	(51,000)	-	-	(6,000)	(2,000)	(65,000)
Balance, June 30, 2011	$747,000	$1,437,000	$2,788,000	$525,000	$1,433,000	$703,000	$243,000	$7,876,000

	Six Months Ended June 30, 2011
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Balance, December 31, 2010	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000
Provision (credit) for loan losses	16,000	39,000	119,000	39,000	266,000	(29,000)	(45,000)	405,000
Recoveries of loans charged-off	-	-	-	-	15,000	7,000	7,000	29,000
Loans charged-off	-	(6,000)	(51,000)	-	-	(10,000)	(12,000)	(79,000)
Balance, June 30, 2011	$747,000	$1,437,000	$2,788,000	$525,000	$1,433,000	$703,000	$243,000	$7,876,000

Allowance for loan losses disaggregated on the basis of impairment analysis method as of June 30, 2012 and December 31, 2011 is as follows:

Index

Allowance for loan losses disaggregated on the basis of impairment analysis method as of June 30, 2012 and December 31, 2011 is as follows:

2012
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Individually evaluated for impairment	$100,000	$174,000	$154,000	$-	$438,000	$-	$4,000	$870,000
Collectively evaluated for impairment	639,000	1,299,000	2,758,000	466,000	968,000	820,000	201,000	7,151,000
Balance June 30 2012	$739,000	$1,473,000	$2,912,000	$466,000	$1,406,000	$820,000	$205,000	$8,021,000

2011
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Individually evaluated for impairment	$165,000	$111,000	$199,000	$-	$400,000	$-	$1,000	$876,000
Collectively evaluated for impairment	628,000	1,291,000	2,660,000	501,000	952,000	764,000	233,000	7,029,000
Balance December 31, 2011	$793,000	$1,402,000	$2,859,000	$501,000	$1,352,000	$764,000	$234,000	$7,905,000

Loans receivable disaggregated on the basis of impairment analysis method as of June 30, 2012 and December 31, 2011 is as follows:

2012
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Individually evaluated for impairment	$2,176,000	$2,087,000	$2,607,000	$-	$712,000	$-	$7,000	$7,589,000
Collectively evaluated for impairment	25,177,000	98,099,000	157,927,000	38,500,000	83,542,000	66,838,000	17,853,000	487,936,000

Balance June 30, 2012	$27,353,000	$100,186,000	$160,534,000	$38,500,000	$84,254,000	$66,838,000	$17,860,000	$495,525,000

2011
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Individually evaluated for impairment	$2,163,000	$2,346,000	$2,703,000	$-	$590,000	$-	$1,000	$7,803,000
Collectively evaluated for impairment	21,468,000	91,916,000	144,797,000	32,503,000	75,368,000	52,179,000	20,753,000	438,984,000

Balance December 31, 2011	$23,631,000	$94,262,000	$147,500,000	$32,503,000	$75,958,000	$52,179,000	$20,754,000	$446,787,000

Index

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  The following is a recap of impaired loans, on a disaggregated basis, at June 30, 2012 and December 31, 2011:

2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific reserve recorded:
Real estate - construction	$1,587,000	$1,587,000	$-
Real estate - 1 to 4 family residential	1,439,000	1,439,000	-
Real estate - commercial	639,000	639,000	-
Real estate - agricultural	-	-	-
Commercial	-	-	-
Agricultural	-	-	-
Consumer and other	-	-	-
Total loans with no specific reserve:	3,665,000	3,665,000	-

With an allowance recorded:
Real estate - construction	589,000	589,000	100,000
Real estate - 1 to 4 family residential	648,000	648,000	174,000
Real estate - commercial	1,968,000	1,968,000	154,000
Real estate - agricultural	-	-	-
Commercial	712,000	712,000	438,000
Agricultural	-	-	-
Consumer and other	7,000	7,000	4,000
Total loans with specific reserve:	3,924,000	3,924,000	870,000

Total
Real estate - construction	2,176,000	2,176,000	100,000
Real estate - 1 to 4 family residential	2,087,000	2,087,000	174,000
Real estate - commercial	2,607,000	2,607,000	154,000
Real estate - agricultural	-	-	-
Commercial	712,000	712,000	438,000
Agricultural	-	-	-
Consumer and other	7,000	7,000	4,000

	$7,589,000	$7,589,000	$870,000

Index

2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no specific reserve recorded:
Real estate - construction	$1,493,000	$1,493,000	$-
Real estate - 1 to 4 family residential	2,030,000	2,030,000	-
Real estate - commercial	951,000	951,000	-
Real estate - agricultural	-	-	-
Commercial	-	-	-
Agricultural	-	-	-
Consumer and other	-	-	-
Total loans with no specific reserve:	4,474,000	4,474,000	-

With an allowance recorded:
Real estate - construction	670,000	670,000	165,000
Real estate - 1 to 4 family residential	316,000	316,000	111,000
Real estate - commercial	1,752,000	1,752,000	199,000
Real estate - agricultural	-	-	-
Commercial	590,000	590,000	400,000
Agricultural	-	-	-
Consumer and other	1,000	1,000	1,000
Total loans with specific reserve:	3,329,000	3,329,000	876,000

Total
Real estate - construction	2,163,000	2,163,000	165,000
Real estate - 1 to 4 family residential	2,346,000	2,346,000	111,000
Real estate - commercial	2,703,000	2,703,000	199,000
Real estate - agricultural	-	-	-
Commercial	590,000	590,000	400,000
Agricultural	-	-	-
Consumer and other	1,000	1,000	1,000

	$7,803,000	$7,803,000	$876,000

There are no significant differences between nonaccrual and impaired loan balances at June 30, 2012 and December 31, 2011.

Index

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 and 2011:

	Three Months ended June 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific reserve recorded:
Real estate - construction	$1,707,000	$2,000	$575,000	$182,000
Real estate - 1 to 4 family residential	1,670,000	9,000	1,178,000	-
Real estate - commercial	785,000	5,000	268,000	-
Real estate - agricultural	-	-	-	-
Commercial	-	-	23,000	-
Agricultural	-	-	-	-
Consumer and other	-	-	-	-
Total loans with no specific reserve:	4,162,000	16,000	2,044,000	182,000

With an allowance recorded:
Real estate - construction	592,000	-	2,639,000	-
Real estate - 1 to 4 family residential	481,000	-	511,000	-
Real estate - commercial	1,847,000	-	643,000	-
Real estate - agricultural	-	-	-	-
Commercial	650,000	-	315,000	-
Agricultural	-	-	-	-
Consumer and other	4,000	-	14,000	-
Total loans with specific reserve:	3,574,000	-	4,122,000	-

Total
Real estate - construction	2,299,000	2,000	3,214,000	182,000
Real estate - 1 to 4 family residential	2,151,000	9,000	1,689,000	-
Real estate - commercial	2,632,000	5,000	911,000	-
Real estate - agricultural	-	-	-	-
Commercial	650,000	-	338,000	-
Agricultural	-	-	-	-
Consumer and other	4,000	-	14,000	-

	$7,736,000	$16,000	$6,166,000	$182,000

Index

	Six Months ended June 30,
	2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific reserve recorded:
Real estate - construction	$1,635,000	$2,000	$813,000	$182,000
Real estate - 1 to 4 family residential	1,790,000	14,000	1,067,000	-
Real estate - commercial	840,000	5,000	224,000	-
Real estate - agricultural	-	-	-	-
Commercial	-	-	30,000	-
Agricultural	-	-	-	-
Consumer and other	-	-	3,000	-
Total loans with no specific reserve:	4,265,000	21,000	2,137,000	182,000

With an allowance recorded:
Real estate - construction	618,000	-	2,714,000	-
Real estate - 1 to 4 family residential	426,000	-	523,000	-
Real estate - commercial	1,815,000	-	650,000	-
Real estate - agricultural	-	-	-	-
Commercial	630,000	-	210,000	-
Agricultural	-	-	-	-
Consumer and other	3,000	-	17,000	-
Total loans with specific reserve:	3,492,000	-	4,114,000	-

Total
Real estate - construction	2,253,000	2,000	3,527,000	182,000
Real estate - 1 to 4 family residential	2,216,000	14,000	1,590,000	-
Real estate - commercial	2,655,000	5,000	874,000	-
Real estate - agricultural	-	-	-	-
Commercial	630,000	-	240,000	-
Agricultural	-	-	-	-
Consumer and other	3,000	-	20,000	-

	$7,757,000	$21,000	$6,251,000	$182,000

The interest foregone on nonaccrual loans for the three months ended June 30, 2012 and 2011 was approximately $117,000 and $70,000, respectively.  The interest foregone on nonaccrual loans for the six months ended June 30, 2012 and 2011 was approximately $233,000 and $172,000, respectively.

The Company had TDR of $6,395,000 as of June 30, 2012, of which $4,848,000 was included in impaired loans and $1,547,000 was on accrual status. The Company had TDR of $3,602,000 as of December 31, 2011, of which $2,545,000 was included in impaired loans and $1,057,000 was on accrual status.

Index

The following table sets forth information on the Company's troubled debt restructuring, on a disaggregated basis, occuring in the three months ended June 30:

	Three Months Ended June 30, 2012
	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	2	391,000	401,000	3	544,000	553,000
Real estate - commercial	2	2,697,000	2,697,000	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	1	104,000	104,000	1	630,000	630,000
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	5	$3,192,000	$3,202,000	4	$1,174,000	$1,183,000

There was no new TDR activity in the three months ended March 31, 2012.  However, during the three months ended June 30 2012, the company restructured five loans by granting concessions to borrowers experiencing financial difficulties.  The commercial loan was restructured by reducing periodic payments and extending amortization.  One one-to-four family real estate loan was restructured at a below market interest rate.  One one-to-four family real estate loan was restructured to include previously unpaid interest in the new loan balance.  One commercial real estate loan was restructured to extend the amortization of the loan beyond normal terms.  One commercial real estate loans was restructured as an interest only loan for an extended period of time.

There was no new TDR activity in the three months ended March 31, 2011.  However, during the three months ended June 30, 2011, the company restructured four loans by granting concessions to borrowers experiencing financial difficulties.  The commercial loan was restructured with a below market interest rate.  Two of the one-to-four family real estate loans were restructured to include previously unpaid interest in the new loan balance.  The other one-to-four family loan was restructured to extend the amortization of the loan beyond normal terms.

There was no financial impact for specific reserves or from charge-offs for the modified loans included in the previous table.

Index

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2012 and December 31, 2011, is as follows:

2012
	30-89 Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Greater Than 90 Days Accruing

Real estate - construction	$2,209,000	$-	$2,209,000	$25,144,000	$27,353,000	$-
Real estate - 1 to 4 family residential	745,000	2,052,000	2,797,000	97,389,000	100,186,000	144,000
Real estate - commercial	92,000	114,000	206,000	160,328,000	160,534,000	-
Real estate - agricultural	-	-	-	38,500,000	38,500,000	-
Commercial	79,000	5,000	84,000	84,170,000	84,254,000	5,000
Agricultural	-	-	-	66,838,000	66,838,000	-
Consumer and other	72,000	6,000	78,000	17,782,000	17,860,000	6,000

	$3,197,000	$2,177,000	$5,374,000	$490,151,000	$495,525,000	$155,000

2011
	30-89 Past Due	Greater Than 90 Days	Total Past Due	Current	Total	Greater Than 90 Days Accruing

Real estate - construction	$34,000	$-	$34,000	$23,597,000	$23,631,000	$-
Real estate - 1 to 4 family residential	273,000	2,275,000	2,548,000	91,714,000	94,262,000	112,000
Real estate - commercial	105,000	113,000	218,000	147,282,000	147,500,000	-
Real estate - agricultural	-	-	-	32,503,000	32,503,000	-
Commercial	1,342,000	23,000	1,365,000	74,593,000	75,958,000	-
Agricultural	-	-	-	52,179,000	52,179,000	-
Consumer and other	98,000	17,000	115,000	20,639,000	20,754,000	40,000

	$1,852,000	$2,428,000	$4,280,000	$442,507,000	$446,787,000	$152,000

Index

The credit risk profile by internally assigned grade, on  a disaggregated basis, at June 30, 2012 and December 31, 2011 is as follows:

2012
	Construction Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Total

Pass	$16,127,000	$118,232,000	$35,194,000	$70,212,000	$65,086,000	$304,851,000
Watch	2,397,000	27,541,000	2,566,000	11,531,000	1,284,000	45,319,000
Special Mention	785,000	5,877,000	-	38,000	-	6,700,000
Substandard	5,868,000	6,277,000	740,000	1,761,000	468,000	15,114,000
Substandard-Impaired	2,176,000	2,607,000	-	712,000	-	5,495,000

	$27,353,000	$160,534,000	$38,500,000	$84,254,000	$66,838,000	$377,479,000

2011
	Construction Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Total

Pass	$9,942,000	$94,820,000	$29,534,000	$65,502,000	$49,489,000	$249,287,000
Watch	3,258,000	37,005,000	2,441,000	7,622,000	2,190,000	52,516,000
Special Mention	829,000	6,196,000	-	45,000	-	7,070,000
Substandard	7,439,000	6,776,000	528,000	2,199,000	500,000	17,442,000
Substandard-Impaired	2,163,000	2,703,000	-	590,000	-	5,456,000

	$23,631,000	$147,500,000	$32,503,000	$75,958,000	$52,179,000	$331,771,000

The credit risk profile based on payment activity, on  a disaggregated basis, at June 30, 2012 and December 31, 2011 is as follows:

2012
	1-4 Family Residential Real Estate	Consumer and Other	Total

Performing	$97,955,000	$17,854,000	$115,809,000
Non-performing	2,231,000	6,000	2,237,000

	$100,186,000	$17,860,000	$118,046,000

2011
	1-4 Family Residential Real Estate	Consumer and Other	Total

Performing	$91,804,000	$20,713,000	$112,517,000
Non-performing	2,458,000	41,000	2,499,000

	$94,262,000	$20,754,000	$115,016,000

Index

10.	Other Real Estate Owned

The following table provides the composition of other real estate owned as of June 30, 2012 and December 31, 2011:

	2012	2011

Construction and land development	$7,704,948	$8,455,697
1 to 4 family residential real estate	141,735	154,699
Commercial real estate	814,378	928,044

	$8,661,061	$9,538,440

The Company is actively marketing the assets referred in the table above.  Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. The assets above are primarily located in the metropolitan Des Moines, Iowa and Ames, Iowa areas.

11.	Goodwill

As of April 27, 2012, RSB acquired two bank branches located in Garner and Klemme, Iowa, which resulted in the recognition of $5.6 million of goodwill.  Goodwill recognized in the acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of the Garner and Klemme branches with RSB.  The goodwill recorded in conjunction with the acquisition is deductible for tax purposes over fifteen years.

12.	Core deposit intangible asset

In conjunction with the acquisition of the two bank branches in 2012, the Corporation recorded $1.5 million in core deposit intangible assets.  The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets:

	2012
	Gross Amount	Accumulated Amortization

Core deposit intangible asset	$1,500,000	$49,184

There were no additions of other significant acquired intangible assets during 2012.

Index

Amortization expense on core deposit intangible assets totaled $49,184 for the six months ended June 30, 2012.  Estimated amortization expense on core deposit intangible for the years ending is as follows:

2012	$147,552
2013	273,700
2014	244,000
2015	217,500
2016	193,864
2017 and thereafter	374,200

13.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.   There were no significant events or transactions occurring after June 30, 2012, but prior to August 9, 2012, that provided additional evidence about conditions that existed at March 31, 2012.  There were no significant events or transactions that provided evidence about conditions that did not exist at June 30, 2012.

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

The Company does not engage in any material business activities apart from its ownership of the Banks.  Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker-dealer.  The Company employs eleven individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 198 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and Banks; (iii) fees on trust services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks and (v) gain on sale of loans held for sale.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) provision for loan losses; (iii) salaries and employee benefits; (iv) data processing costs associated with maintaining the Banks’ loan and deposit functions; (v) occupancy expenses for maintaining the Banks’ facilities; (vi) other real estate owned costs and (vii) Federal Deposit Insurance Corporation (“FDIC”) insurance assessments.  The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

Index

The Company had net income of $3,309,000, or $0.36 per share, for the three months ended June 30, 2012, compared to net income of $3,243,000, or $0.34 per share, for the three months ended June 30, 2011.  Total equity capital as of June 30, 2012 totaled $140.0 million or 12.1% of total assets.  Total tangible equity capital as of June 30, 2012 totaled $133.0 million or 11.6% of total tangible assets.

The change in quarterly earnings can be primarily attributed to lower provision for loan losses, lower interest expense on deposits and higher interest income on loans, offset in part by an increase in noninterest expense.

Net loan charge-offs for the three months ended June 30. 2012 totaled $9,000, compared to net loan charge-offs of $56,000 for the three months ended June 30, 2011.  The provision for loan losses totaled $64,000 and $405,000 for the three months ended June 30, 2012 and 2011, respectively.

The Company had net income of $6,853,000, or $0.74 per share, for the six months ended June 30, 2012, compared to net income of $6,716,000, or $0.71 per share, for the six months ended June 30, 2011.

The change in quarterly earnings can be primarily attributed to lower interest expense on deposits, lower provision for loan losses and higher interest income on loans, offset in part by an increase in noninterest expense.

There were no net charge-offs for the six months ended June 30, 2012, compared to net loan charge-offs of $50,000 for the six months ended June 30, 2011.  The provision for loan losses totaled $116,000 and $405,000 for the six months ended June 30, 2012 and 2011, respectively.

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

•           The Company’s market in central Iowa has numerous banks, credit unions, and investment and insurance companies competing for similar business opportunities.  This competitive environment will continue to compress the Banks’ net interest margins and, thus, affect profitability.  Strategic planning efforts at the Company and Banks continue to focus on capitalizing on the Banks’ strengths in local markets while working to identify opportunities for improvement to gain competitive advantages.

•           Other real estate owned amounted to $8.7 million and $9.5 million as of June 30, 2012 and December 31, 2011, respectively.  Other real estate owned costs amounted to $441,000 and $166,000 for the six months ended June 30, 2012 and 2011, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

•           The Company operates in a highly regulated environment and is subject to extensive regulation, supervision and examination.  The compliance burden and impact on the Company’s operations and profitability is significant.  On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and, among many other things, establishes the new federal Consumer Finance Protection Bureau (“CFPB”).  The CFPB and other federal agencies are continuing to implement many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company’s and the Banks’ business. Compliance with the new law and regulations are likely to result in additional costs, which could be significant, and could adversely impact the Company’s results of operations, financial condition or liquidity.  The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the FDIC and are derived from 7,307 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Index

Selected Indicators for the Company and the Industry

	June 30, 2012		March 31, 2012
	3 Months	6 Months	3 Months		Year Ended December 31,
	Ended	Ended	Ended		2011		2010
	Company	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.15%	1.24%	1.33%	1.02%	1.38%	0.88%	1.40%	0.66%

Return on equity	9.52%	9.94%	10.37%	9.07%	10.82%	7.86%	10.91%	5.99%

Net interest margin	3.38%	3.39%	3.41%	3.52%	3.60%	3.60%	3.74%	3.76%

Efficiency ratio	55.34%	52.88%	50.34%	61.67%	49.80%	61.37%	50.12%	57.22%

Capital ratio	12.10%	12.43%	12.79%	9.20%	12.75%	9.09%	12.80%	8.90%

*Latest available data

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.15% and 1.28%, respectively, for the three months ended June 30, 2012 and 2011.  The decrease in this ratio in 2012 from the previous period is primarily the result of an increase in average assets.

•	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 9.52% and 10.20%, respectively for the three months ended June 30, 2012 and 2011.  The decrease in this ratio in 2012 from the previous period is primarily the result of higher average equity.

•	Net Interest Margin

The net interest margin for the three months ended June 30, 2012 and 2011 was 3.38% and 3.63%, respectively.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The decrease in this ratio in 2012 is primarily the result of lower market yields on interest earning assets, offset in part by lower market cost of funds on interest bearing liabilities.

Index

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 55.34% and 50.40% for the three months ended June 30, 2012 and 2011, respectively.  The change in the efficiency ratio in 2012 from the previous period is primarily the result of increased noninterest expense, including non-routine costs as a part of the acquisition, offset in part by higher net interest income.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2012:

Earnings Rise to Post-Crisis High

FDIC-insured commercial banks and savings institutions reported $35.3 billion in net income for first quarter 2012. This represents a $6.6 billion (22.9%) improvement over first quarter 2011 results, and is the highest quarterly net income reported by the industry since second quarter 2007. The average return on assets (ROA) rose above the 1% threshold for only the second time since second quarter 2007 (third quarter 2011 ROA was 1.03%). Quarterly net income has now improved year over year for 11 consecutive quarters. More than two-thirds of all institutions (67.5%) reported year-over-year improvement in their quarterly earnings, and only 10.3% were unprofitable, the lowest level since second quarter 2007.

Revenues Receive a Boost from Loan Sales

Net operating revenue (the sum of net interest income and total noninterest income) increased year over year for only the second time in the last five quarters, rising by $5 billion (3.1%). Noninterest income totaled $63 billion, an increase of $4.6 billion (8%) from first quarter 2011. Gains on loan sales were $2.3 billion (132.4%) higher than a year earlier, income resulting from changes in fair values of financial instruments was $881 million (38.2%) higher, income from fiduciary activities was up by $413 million (6.2%), and service charges on deposit accounts were $194 million (2.4%) above the level of a year ago. Net interest income was $378 million (0.4%) higher, even though the quarterly average net interest margin declined year over year from 3.66% to 3.52%. Almost two out of every three banks—63.9%—reported year-over-year increases in net operating revenue. In addition to the contribution from increased net operating revenue, first-quarter earnings received a boost from higher realized gains on investment securities and other assets, which were $2 billion more than a year earlier.

Loan-Loss Provisions Continue to Fall

Provisions for loan-and-lease losses fell for a tenth consecutive quarter, declining by $6.6 billion (31.6%) from first quarter 2011 levels. The $14.3 billion that banks set aside in provisions was the smallest quarterly total since second quarter 2007. Slightly fewer than half of all institutions (45.8%) reported lower loss provisions, while fewer than one in three (32%) increased their provisions over first quarter 2011 levels.

Index

Loan Losses Improve in All Major Loan Categories

Loan losses declined from year-ago levels for a seventh consecutive quarter. Net charge-offs (NCOs) totaled $21.8 billion in the first quarter, the lowest quarterly total in four years, and $11.7 billion (34.8%) less than in first quarter 2011. Charge-offs were lower in all major loan categories. The largest year-over-year declines were in credit cards, where NCOs fell by $4.3 billion (37.7%); in real estate construction and land loans, where NCOs were $1.8 billion (60.6%) lower; and in commercial and industrial (C&I) loans, where NCOs declined by $1.5 billion (44.4%).

Noncurrent Loans Decline to Three-Year Low

The amount of loans and leases that were noncurrent—90 days or more past due or in nonaccrual status—fell for the eighth quarter in a row, declining by $1 billion (0.3%). At $305 billion, noncurrent loans are at their lowest level in three years. Noncurrent levels declined in most major loan categories; however, noncurrent loans secured by 1-4 family residential real estate properties increased by $7.5 billion (4.1%) as a result of the application of more stringent methodologies for recognizing impairment in junior-lien mortgages, as well as a $10 billion (14.3%) increase in noncurrent rebooked “GNMA loans” that carry federal guarantees.1 Excluding rebooked GNMAs, noncurrent first-lien mortgage balances declined by $7.2 billion (7.2%) during the quarter. Noncurrent real estate construction and land loans declined by $3.7 billion (11.4%), noncurrent C&I loans fell by $1.4 billion (7.9%), and noncurrent loans secured by nonfarm nonresidential real estate properties declined by $1.3 billion (3.2%).

Capital Levels Are at or Near Record Levels

Banks added to their capital in the quarter, as bank equity increased by $18.1 billion (1.2%) and tier 1 leverage capital rose by $15.1 billion (1.2%). Retained earnings contributed $14.3 billion to the increase in capital, up from $13.6 billion in first quarter 2011. Banks paid $21 billion in dividends, an increase of $5.9 billion (38.9%) from a year ago. The average levels of all three regulatory capital ratios rose during the quarter. The average leverage capital ratio matched an all-time high of 9.2% at the end of the quarter, while the average tier 1 risk-based capital ratio set a record of 13.28%. The total risk-based capital ratio rose from 15.31% to 15.52% during the quarter, almost matching the all-time high of 15.53% registered a year ago.

Loan Balances Decline While Other Assets Increase

Total assets of insured institutions increased by only $40.9 billion (0.3%), as total loan and lease balances declined by $56.3 billion (0.8%), and Fed funds sold and securities purchased under resale agreements fell by $13.3 billion (2.9%). Banks’ holdings of mortgage-backed securities increased by $84.6 billion (5.1%), while investments in state and municipal securities increased by $7.7 billion (3.5%). Balances due from Federal Reserve Banks increased by $60 billion (8.9%). Loan balances declined in most major categories during the quarter, led by credit cards, which had a seasonal drop of $38.2 billion (5.6%). Closed-end 1-4 family residential real estate loan balances fell by $19.2 billion (1%), home equity lines of credit declined by $13.1 billion (2.2%), and real estate construction and land loans fell by $11.7 billion (4.9%). Small business and farm loan balances declined by $10.8 billion (1.6%). The only major loan categories posting increases in the quarter were C&I loans (up $27.3 billion, or 2%), and auto loans (up $4.5 billion, or 1.5%).

Deposits Continue to Replace Other Liabilities

Deposits in domestic offices increased by only $67.8 billion (0.8%) after rising by more than $200 billion in each of the previous three quarters. In contrast to those quarters, when much of the deposit growth occurred in large-denomination noninterest-bearing accounts, much of the domestic deposit growth in first quarter 2012 consisted of smaller-denomination interest-bearing deposits. Deposits in foreign offices, which had fallen in each of the previous three quarters, increased by $6.9 billion (0.5%). For the sixth consecutive quarter, insured institutions reduced their nondeposit liabilities by $52 billion (2.4%). Federal Home Loan Bank advances fell by $21.7 billion (6.6%), while trading liabilities declined by $25.6 billion (8.2%).

Index

Only 16 Banks Fail in the First Quarter

The number of insured institutions reporting quarterly financial results declined to 7,307, from 7,357 at year-end 2011. Two institutions’ financial reports had not been received at the time this publication was prepared. Mergers absorbed 27 institutions during the quarter, while 16 insured institutions failed. This is the smallest number of bank failures in a quarter since fourth quarter 2008, when there were 12 failures. For the second quarter in a row, no new reporters were added. In the last five quarters, the only new charters that have been added have been charters created to absorb or liquidate failed banks. The number of insured institutions on the FDIC’s “Problem List” declined from 813 to 772 during the quarter, and assets of “problem” banks fell from $319 billion to $292 billion. The number of “problem” institutions has fallen in each of the last four quarters, and is now at its lowest level since year-end 2009.

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

Index

Income Statement Review for the Three Months ended June 30, 2012

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2012 and 2011:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$83,791	$1,035	4.94%	$77,980	$1,008	5.17%
Agricultural	61,784	848	5.49%	45,193	625	5.53%
Real estate	320,787	4,115	5.13%	285,317	4,094	5.74%
Consumer and other	19,069	248	5.21%	21,427	273	5.10%

Total loans (including fees)	485,431	6,246	5.15%	429,917	6,000	5.58%

Investment securities
Taxable	285,733	1,593	2.23%	265,544	1,796	2.71%
Tax-exempt 2	249,107	2,612	4.19%	219,884	2,507	4.56%
Total investment securities	534,840	4,205	3.15%	485,428	4,303	3.55%

Interest bearing deposits with banks and federal funds sold	57,282	133	0.93%	42,496	117	1.10%

Total interest-earning assets	1,077,553	$10,584	3.93%	957,841	$10,420	4.35%

Noninterest-earning assets	70,758			53,884

TOTAL ASSETS	$1,148,311			$1,011,725

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$527,576	$298	0.23%	$454,626	$367	0.32%
Time deposits > $100,000	103,643	334	1.29%	99,172	404	1.63%
Time deposits < $100,000	156,218	521	1.33%	141,102	612	1.74%
Total deposits	787,437	1,153	0.59%	694,900	1,383	0.80%
Other borrowed funds	71,097	320	1.80%	78,119	354	1.81%

Total Interest-bearing liabilities	858,534	1,473	0.69%	773,019	1,737	0.90%

Noninterest-bearing liabilities
Demand deposits	143,156			106,277
Other liabilities	7,636			5,282

Stockholders' equity	138,985			127,147

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,148,311			$1,011,725

Net interest income		$9,111	3.38%		$8,683	3.63%

Spread Analysis
Interest income/average assets	$10,584	3.69%		$10,420	4.12%
Interest expense/average assets	$1,473	0.51%		$1,737	0.69%
Net interest income/average assets	$9,111	3.17%		$8,683	3.43%

Net Interest Income

For the three months ended June 30, 2012 and 2011, the Company's net interest margin adjusted for tax exempt income was 3.38% and 3.63%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2012 totaled $8,198,000 compared to $7,807,000 for the three months ended June 30, 2011.

For the three months ended June 30, 2012, interest income increased $127,000, or 1.3%, when compared to the same period in 2011.  The increase from 2011 was primarily attributable to higher average balance of investment securities and loans, offset in part by lower average yields on loans and investment securities.

Interest expense decreased $264,000, or 15.2%, for the three months ended June 30, 2012 when compared to the same period in 2011.  The lower interest expense for the period is primarily attributable to lower average rates paid on deposits, offset in part by a higher average balance on deposits.

Index

Provision for Loan Losses

The Company’s provision for loan losses was $64,000 and $405,000 for the three months ended June 30, 2012 and 2011, respectively.  Net loan charge-offs were $9,000 for the three months ended June 30, 2012 and compare to net loan charge-offs of $56,000 for the three months ended June 30, 2011.

Non-interest Income and Expense

Non-interest income increased $90,000 or 5.5% for the three months ended June 30, 2012 compared to the same period in 2011.   The increase in non-interest income is primarily due to the gain on the sale of loans and merchant and ATM fees, offset in part by a decrease in security gains.  The increase in the gain on the sale of loans was due primarily to increased volume as a result of lower interest rates.  Excluding net security gains for the three months ending June 30, 2012 and 2011, non-interest income increased $244,000, or 16.5%.

Non-interest expense increased $734,000 or 15.4% for the three months ended June 30, 2012 compared to the same period in 2011 primarily as a result of higher costs of salaries and employee benefits, other real estate owned costs and other operating expenses.  The higher salaries and employee benefit costs are primarily due to additional payroll costs as a result of the branch acquisition, normal salary increases and higher incentive pay.  The higher other real estate costs are mainly a result of impairment write downs.  The higher other operating expenses are mainly due to approximately $160,000 of one-time costs associated with the acquisition.

Income Taxes

The provision for income taxes expense for the three months ended June 30, 2012 and 2011 was $1,060,000 and $1,039,000, representing an effective tax rate of 24% and 24%, respectively.  The increase in income tax expense was due primarily to higher pretax earnings in 2012.

Index

Income Statement Review for the Six Months ended June 30, 2012

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2012 and 2011:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months ended June 30,

	2012			2011

	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$81,407	$2,008	4.93%	$78,217	$2,011	5.14%
Agricultural	55,116	1,504	5.46%	43,361	1,199	5.53%
Real estate	312,159	8,035	5.15%	283,009	7,975	5.64%
Consumer and other	19,402	510	5.26%	21,617	553	5.12%

Total loans (including fees)	468,084	12,057	5.15%	426,204	11,738	5.51%

Investment securities
Taxable	277,153	3,218	2.32%	263,574	3,459	2.62%
Tax-exempt 2	241,226	5,151	4.27%	218,786	5,023	4.59%
Total investment securities	518,379	8,369	3.23%	482,360	8,482	3.52%

Interest bearing deposits with banks and federal funds sold	57,385	258	0.90%	39,002	225	1.15%

Total interest-earning assets	1,043,848	$20,684	3.96%	947,566	$20,445	4.32%

Noninterest-earning assets	64,744			52,787

TOTAL ASSETS	$1,108,592			$1,000,353

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months ended June 30,

	2012			2011

	Average balance	Revenue/ expense	Yield/ rate	Average balance	Revenue/ expense	Yield/ rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$498,630	$569	0.23%	$437,755	$693	0.32%
Time deposits > $100,000	105,716	699	1.32%	99,155	816	1.65%
Time deposits < $100,000	146,588	1,055	1.44%	141,574	1,245	1.76%
Total deposits	750,934	2,323	0.62%	678,484	2,754	0.81%
Other borrowed funds	73,302	649	1.77%	87,039	733	1.68%

Total Interest-bearing liabilities	824,236	2,972	0.72%	765,523	3,487	0.91%

Noninterest-bearing liabilities
Demand deposits	139,070			104,590
Other liabilities	7,463			5,229

Stockholders' equity	137,823			125,011

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,108,592			$1,000,353

Net interest income		$17,712	3.39%		$16,958	3.58%

Spread Analysis
Interest income/average assets	$20,684	3.73%		$20,445	4.09%
Interest expense/average assets	$2,972	0.54%		$3,487	0.70%
Net interest income/average assets	$17,712	3.20%		$16,958	3.39%

Net Interest Income

For the six months ended June 30, 2012 and 2011, the Company's net interest margin adjusted for tax exempt income was 3.39% and 3.58%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2012 totaled $15,910,000 compared to $15,205,000 for the six months ended June 30, 2011.

For the six months ended June 30, 2012, interest income increased $190,000, or 1.0%, when compared to the same period in 2011.  The increase from 2011 was primarily attributable to higher average balance of investment securities and loans, offset in part by lower average yields on loans and investment securities.

Interest expense decreased $515,000 or 14.8% for the six months ended June 30, 2012 when compared to the same period in 2011.  The lower interest expense for the period is primarily attributable to lower average rates paid on deposits, offset in part by a higher average balance on deposits.

Index

Provision for Loan Losses

The Company’s provision for loan losses was $116,000 and $405,000 for the six months ended June 30, 2012 and 2011, respectively.  Loan charge-offs were offset by an equal amount of loan recoveries for the six months ended June 30, 2012 and compare to net loan charge-offs of $50,000 for the six months ended June 30, 2011.

Non-interest Income and Expense

Non-interest income increased $173,000, or 5.0%, for the six months ended June 30, 2012 compared to the same period in 2011.   The increase in non-interest income is primarily due to gain on the loans held for sales and merchant and ATM fees, offset in part by a decrease in security gains.  The increase in the gain on the sale of loans was due primarily to increased volume as a result of lower interest rates.  Excluding net security gains for the six months ending June 30, 2012 and 2011, non-interest income increased $441,000, or 15.3%.

Non-interest expense increased $992,000, or 10.6%, for the six months ended June 30, 2012 compared to the same period in 2011 primarily as a result of higher costs of salaries and employee benefits, other real estate owned costs and other operating expenses.  The higher salaries and employee benefit costs are primarily due to additional payroll costs as a result of the branch acquisition, normal salary increases and higher incentive pay.  The higher other real estate costs are mainly a result of impairment write downs.  The higher other operating expenses are mainly due to one-time costs of approximately $200,000 associated with the acquisition, examination expenses and professional fees.

Income Taxes

The provision for income taxes expense for the six months ended June 30, 2012 and 2011 was $2,240,000 and $2,202,000, representing an effective tax rate of 25% and 25%, respectively.  The increase in income tax expense was due primarily to higher pretax earnings in 2012.

Balance Sheet Review

As of June 30, 2012, total assets were $1,157,724,000, a $122,160,000 increase compared to December 31, 2011.  The increase in interest bearing deposits in financial institutions, securities available-for-sale and loans were funded primarily by an increase in deposits.  This increase in assets was primarily due to the acquisition of the Garner and Klemme branches.

Investment Portfolio

The investment portfolio totaled $561,083,000 as of June 30, 2012, an increase of $52,458,000 or 10.3% from the December 31, 2011 balance of $508,625,000.  The increase in the investment portfolio was primarily due to an increase in U.S. government mortgage-backed securities and state and political subdivisions bonds, offset in part by a decrease in U.S. government agency securities.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment.  As of June 30, 2012, gross unrealized losses of $716,000, are considered to be temporary in nature due to the general economic conditions and other factors.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell impaired securities and management believes it is more likely than not that the Company will hold these securities until recovery of their cost basis to avoid considering an impairment to be other-than-temporary.

Index

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $487,438,000 as of June 30, 2012, an increase of $48,787,000, or 11.1%, from the December 31, 2011 balance of $438,651,000.  The increase in the loan portfolio is primarily due to increases across all loan categories, except consumer and other loans.  This increase is due primarily to the acquisition of the Garner and Klemme, Iowa branches.

Deposits

Deposits totaled $945,064,000 as of June 30, 2012, an increase of $126,359,000, or 15.4%, from the December 31, 2011 balance of $818,705,000.  The increase in deposits occurred in demand, NOW, savings, money market and other time deposit accounts with specific increases occurring in public, commercial and retail types of deposit accounts.   This increase is due primarily to the assumption of the deposits of the Garner and Klemme branches.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $31,542,000 as of June 30, 2012, a decrease of $10,155,000, or 24.4%, from the December 31, 2011 balance of $41,697,000.

FHLB Advances and Other Long-Term Borrowings

FHLB advances and other long-term borrowings totaled $34,645,000 and $35,179,000 as of June 30, 2012 and December 31, 2011, respectively.  During the six months ended June 30, 2012, the decrease in FHLB advances and other borrowings are due to payments on FHLB advances amounting to $534,000.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on June 30, 2012 totaled $487,438,000 compared to $438,651,000 as of December 31, 2011.  Net loans comprise 42.1% of total assets as of June 30, 2012.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of non-accrual loans and loans past due 90 days or more) as a percentage of total loans was 1.56% at June 30, 2012, as compared to 1.70% at December 31, 2011 and 1.48% at June 30, 2011.  The Company’s level of problem loans as a percentage of total loans at June 30, 2012 of 1.56% is lower than the Company’s peer group (350 bank holding companies with assets of $1 billion to $3 billion) of 3.05% as of March 31, 2012.

Impaired loans, net of specific reserves, totaled $6,719,000 as of June 30, 2012 and were relatively unchanged as compared to impaired loans of $6,927,000 as of December 31, 2011 and higher than impaired loans of $5,581,000 as of June 30, 2011.  The increase in impaired loans from June 30, 2011 is due primarily to deterioration in cash flows on one borrower with a commercial real estate property.

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

We monitor and report our TDR on a quarterly basis.  Certain TDRs are on nonaccrual status at the time of restructuring.  These borrowings are typically returned to accrual status after the following:  sustained repayment performance in accordance with the restructuring agreement for a reasonable period of at least six months; and, management is reasonably assured of future performance. If the TDR meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will return to performing status.

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary recognizes impairment through the allowance. The Company had no charge-offs related to modifying TDRs for the six months ended June 30, 2012.

The Company had TDRs of $6,395,000 as of June 30, 2012, of which $4,848,000 was included in impaired loans and $1,547,000 was on accrual status. The Company had TDRs of $3,602,000 as of December 31, 2011, of which $2,545,000 was included in impaired loans and $1,057,000 was on accrual status.

We review 90 days past due loans that are still accruing interest no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.  As of June 30, 2012, non-accrual loans totaled $7,560,000; loans past due 90 days and still accruing totaled $155,000.  This compares to non-accrual loans of $7,915,000 and loans past due 90 days and still accruing of $152,000 on December 31, 2011.  Other real estate owned totaled $8,661,000 as of June 30, 2012 and $9,538,000 as of December 31, 2011.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2012 and December 31, 2011 was 1.62% and 1.77%, respectively. The allowance for loan losses totaled $8,021,000 and $7,905,000 as of June 30, 2012 and December 31, 2011, respectively.  Net charge-offs of loans for the six months ended June 30, 2012 totaled none, compared to net charge-offs of loans of $50,000 for the six months ended June 30, 2011.

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

Index

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity and prepayment of securities available-for-sale; net cash provided from operations; and access to other funding sources. Other funding sources include federal funds purchased lines, FHLB advances and other capital market sources.

As of June 30, 2012, the level of liquidity and capital resources of the Company remain at a satisfactory level.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review of the Company’s Current Liquidity Sources
•	Review of Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of June 30, 2012 and December 31, 2011 totaled $69,695,000 and $56,571,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of June 30, 2012 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $88,831,000, with $14,645,000 of outstanding FHLB advances at June 30, 2012.  Federal funds borrowing capacity at correspondent banks was $102,551,000, with no outstanding federal fund balances as of June 30, 2012.  The Company had securities sold under agreements to repurchase totaling $31,542,000 and long-term repurchase agreements of $20,000,000 as of June 30, 2012.

Total investments as of June 30, 2012 were $561,083,000 compared to $508,625,000 as of December 31, 2011.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of June 30, 2012.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2012 totaled $9,882,000 compared to the $10,076,000 provided by the six months ended June 30, 2011.  The decrease of $194,000 in net cash provided by operating activities was primarily related to the change in loans held for sale, offset in part by the change in amortization, net.

Net cash used in investing activities for the six months ended June 30, 2012 was $24,469,000 and compares to $33,717,000 for the six months ended June 30, 2011. The decrease of $9,248,000 in net cash used in investing activities was primarily due to cash acquired, net of cash paid, for acquired bank branches, offset in part by changes in securities available-for-sale.

Index

Net cash provided by financing activities for the six months ended June 30, 2012 totaled $14,367,000 compares to $25,572,000 for the six months ended June 30, 2011.  The decrease of $11,205,000 in net cash provided by financing activities was primarily due to changes in deposits and securities sold under agreements to repurchase and federal funds purchased, offset in part by the change in payments from other short-term borrowings, net.  As of June 30, 2012, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the six months ended June 30, 2012, dividends paid by the Banks to the Company amounted to $5,164,000 compared to $2,642,000 for the same period in 2011.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  The quarterly dividend declared by the Company increased to $0.15 per share in 2012 from $0.13 per share in 2011.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $2,482,000 as of June 30, 2012 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of June 30, 2012 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2012 totaled $140,035,000 and was higher than the $134,557,000 recorded as of December 31, 2011.  At June 30, 2012 and December 31, 2011, stockholders’ equity as a percentage of total assets was 12.01% and 12.99%, respectively.  As of June 30, 2012 and December 31, 2011, tangible stockholders’ equity as a percentage of tangible total assets was 11.56% and 12.99%, respectively.  The capital levels of the Company exceed applicable regulatory guidelines as of June 30, 2012.

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

In November, 2011, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock.  As of June 30, 2012, there were 56,220 shares remaining to be purchased under the plan.

Index

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under The Plan

April 1, 2012 to April 30, 2012	-	$-	-	56,220

May 1, 2012 to May 31, 2012	-	$-	-	56,220

June 1, 2012 to June 30, 2012	-	$-	-	56,220

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Index

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: August 9, 2012	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, President
(Principal Executive Officer)

	By:	/s/ John P. Nelson

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