Form 10-Q
period 2012-09-30
AMES NATIONAL CORP
filed 2012-11-09
CIK 1132651

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at October 26, 2012)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
ASSETS	2012	2011

Cash and due from banks	$23,542,568	$22,829,291
Interest bearing deposits in financial institutions	35,759,545	33,741,406
Securities available-for-sale	573,557,196	508,624,622
Loans receivable, net	488,426,392	438,650,837
Loans held for sale	1,570,621	1,212,620
Bank premises and equipment, net	12,040,379	11,362,626
Accrued income receivable	8,041,189	6,467,509
Other real estate owned	9,939,706	9,538,440
Core deposit intangible, net	1,377,040	-
Goodwill	5,600,749	-
Other assets	8,022,953	3,136,482

Total assets	$1,167,878,338	$1,035,563,833

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$150,811,637	$126,059,239
NOW accounts	276,439,976	229,810,463
Savings and money market	257,844,279	216,768,048
Time, $100,000 and over	99,310,392	107,944,525
Other time	157,815,497	138,123,116
Total deposits	942,221,781	818,705,391

Securities sold under agreements to repurchase	38,974,691	41,696,585
Federal Home Loan Bank (FHLB) advances	14,628,314	15,179,335
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,396,637	1,210,419
Deferred income taxes	2,441,988	885,433
Accrued expenses and other liabilities	4,161,343	3,329,285
Total liabilities	1,023,824,754	901,006,448

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,432,915 shares; outstanding 9,310,913 shares as of September 30, 2012 and December 31, 2011	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	92,087,734	85,564,078
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	12,465,296	9,492,753
Treasury stock, at cost; 122,002 shares at September 30, 2012 and December 31, 2011, respectively	(2,016,498)	(2,016,498)
Total stockholders' equity	144,053,584	134,557,385

Total liabilities and stockholders' equity	$1,167,878,338	$1,035,563,833

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Interest income:
Loans, including fees	$6,413,866	$5,905,777	$18,470,183	$17,646,097
Securities:
Taxable	1,441,987	1,906,708	4,660,121	5,365,245
Tax-exempt	1,697,690	1,624,310	5,046,835	4,892,269
Interest bearing deposits and federal funds sold	113,149	112,929	371,328	337,622
Total interest income	9,666,692	9,549,724	28,548,467	28,241,233

Interest expense:
Deposits	1,097,372	1,323,083	3,419,854	4,076,697
Other borrowed funds	322,887	353,739	972,023	1,086,646
Total interest expense	1,420,259	1,676,822	4,391,877	5,163,343

Net interest income	8,246,433	7,872,902	24,156,590	23,077,890

Provision for loan losses	35,664	4,904	151,369	409,692

Net interest income after provision for loan losses	8,210,769	7,867,998	24,005,221	22,668,198

Noninterest income:
Trust services income	491,943	547,917	1,527,657	1,619,617
Service fees	429,958	401,055	1,161,170	1,095,273
Securities gains, net	220,230	361,444	538,298	947,570
Gain on sale of loans held for sale	440,232	252,163	1,082,126	680,551
Merchant and ATM fees	273,514	183,987	809,764	555,481
Other noninterest income	202,627	152,115	571,009	459,011
Total noninterest income	2,058,504	1,898,681	5,690,024	5,357,503

Noninterest expense:
Salaries and employee benefits	3,112,396	2,945,361	9,293,203	8,667,217
Data processing	558,314	524,602	1,632,518	1,451,420
Occupancy expenses	362,217	349,918	1,069,972	1,066,383
FDIC insurance assessments	158,745	129,289	477,961	607,785
Other real estate owned, net	31,330	252,039	472,123	418,175
Core deposit intangible amortization	73,776	-	122,960	-
Other operating expenses, net	745,781	670,714	2,307,533	2,002,262
Total noninterest expense	5,042,559	4,871,923	15,376,270	14,213,242

Income before income taxes	5,226,714	4,894,756	14,318,975	13,812,459

Provision for income taxes	1,365,719	1,304,882	3,605,406	3,506,692

Net income	$3,860,995	$3,589,874	$10,713,569	$10,305,767

Basic and diluted earnings per share	$0.41	$0.38	$1.15	$1.09

Dividends declared per share	$0.15	$0.13	$0.45	$0.39

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$3,860,995	$3,589,874	$10,713,569	$10,305,767
Other comprehensive income, before tax:
Unrealized gains on securities without other than temporary impairment before tax:
Unrealized holding gains arising during the period	2,643,541	2,867,399	5,212,820	11,430,616
Less: reclassification adjustment for gains realized in net income	220,230	361,444	538,298	947,570
Other comprehensive income before tax	2,423,311	2,505,955	4,674,522	10,483,046
Tax expense related to other comprehensive income	(869,031)	(927,203)	(1,701,979)	(3,878,728)
Other comprehensive income, net of tax	1,554,280	1,578,752	2,972,543	6,604,318
Comprehensive income	$5,415,275	$5,168,626	$13,686,112	$16,910,085

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended September 30, 2012 and 2011

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2010	$18,865,830	$22,651,222	$76,519,493	$3,326,479	$-	$121,363,024
Net income	-	-	10,305,767	-	-	10,305,767
Other comprehensive income	-	-	-	6,604,318	-	6,604,318
Cash dividends declared, $0.39 per share	-	-	(3,667,363)	-	-	(3,667,363)
Purchase of 66,231 shares of treasury stock	-	-	-	-	(1,089,975)	(1,089,975)
Balance, September 30, 2011	$18,865,830	$22,651,222	$83,157,897	$9,930,797	$(1,089,975)	$133,515,771

Balance, December 31, 2011	$18,865,830	$22,651,222	$85,564,078	$9,492,753	$(2,016,498)	$134,557,385
Net income	-	-	10,713,569	-	-	10,713,569
Other comprehensive income	-	-	-	2,972,543	-	2,972,543
Cash dividends declared, $0.45 per share	-	-	(4,189,913)	-	-	(4,189,913)
Balance, September 30, 2012	$18,865,830	$22,651,222	$92,087,734	$12,465,296	$(2,016,498)	$144,053,584

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Nine Months Ended September 30, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,713,569	$10,305,767
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	151,369	409,692
Provision for off-balance sheet commitments	19,000	5,000
Amortization, net of securities available for sale	4,649,555	3,639,781
Amortization of core deposit intangible asset	122,960	-
Depreciation	568,080	557,477
Provision (credit) for deferred income taxes	(189,224)	586,954
Securities gains, net	(538,298)	(947,570)
Impairment of other real estate owned	303,588	335,048
Loss (gain) on sale of other real estate owned, net	46,867	(76,178)
Change in assets and liabilities:
Decrease (increase) in loans held for sale	(358,001)	689,283
Increase in accrued income receivable	(1,058,920)	(1,222,157)
Increase in other assets	(4,897,038)	(444,821)
Increase in accrued expenses and other liabilities	693,448	747,713
Net cash provided by operating activities	10,226,955	14,585,989

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(175,323,766)	(156,980,283)
Proceeds from sale of securities available-for-sale	19,612,753	23,684,117
Proceeds from maturities and calls of securities available-for-sale	91,016,839	110,908,297
Net increase in interest bearing deposits in financial institutions	(2,018,139)	(15,349,664)
Net decrease in federal funds sold	-	3,000,000
Net increase in loans	(5,205,943)	(10,894,139)
Net proceeds from the sale of other real estate owned	840,725	657,766
Purchase of bank premises and equipment, net	(370,766)	(437,973)
Other changes in other real estate owned	-	(49,785)
Cash aquired, net of cash paid, for aquired bank offices	44,303,137	-
Net cash used in investing activities	(27,145,160)	(45,461,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	24,908,092	56,374,821
Decrease in federal funds purchased and securities sold under agreements to repurchase	(2,721,894)	(14,770,679)
Payments from other short-term borrowings, net	-	(1,046,161)
Proceeds from FHLB borrowings	-	4,000,000
Payments on FHLB borrowings	(551,021)	(1,550,021)
Purchase of treasury stock	-	(1,089,975)
Dividends paid	(4,003,695)	(3,487,315)
Net cash provided by financing activities	17,631,482	38,430,670

Net increase in cash and due from banks	713,277	7,554,995

CASH AND DUE FROM BANKS
Beginning	22,829,291	15,478,133
Ending	$23,542,568	$23,033,128

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Nine Months Ended September 30, 2012 and 2011

	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,606,845	$5,189,947
Income taxes	3,599,844	3,204,391

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$1,592,446	$213,586

Business Combination:
Fair value of loans receivable acquired	$46,103,022	$-
Fair value of bank premises and equipment acquired	864,500	-
Fair value of other tangible assets acquired	514,760	-
Goodwill	5,600,749	-
Core deposit intangible asset	1,500,000	-
Deposits assumed	98,766,558	-
Other liabilities assumed	119,610	-

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and nine month periods ended September 30, 2012 and 2011 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment.  This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  At September 30, 2012, the Company believes there is not any potential impairment due to the proximity of the acquisition to September 30, 2012.

The only other significant intangible asset is a core deposit intangible.  The core deposit intangible asset is determined to have a definite life and is amortized over the estimated useful life.  The core deposit intangible asset is a customer based relationship valuation attributed to the expectation of a lower net cost of these deposits versus alternative sources of funds.  The core deposit intangible asset is reviewed for impairment whenever events occur or circumstances indicate that the carrying amount may not be recoverable.

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

Index

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

New and Pending Accounting Pronouncements:

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

Index

In July, 2012, the FASB amended guidance on the impairment testing for indefinite-lived intangible assets contained in subtopic 350-30, the Intangibles-Goodwill and Other-General Intangibles Other than Goodwill.  The objectives of the amendments in this ASU are to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing the entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived asset is impaired to determine whether the entity should perform a qualitative impairment test.  The amendments in this guidance will be effective for annual periods beginning after September 15, 2012, and is not expected to have a material effect on the Company’s financial statements.

2.	Branch Acquisition

On April 27, 2012, Reliance State Bank (RSB) completed the purchase of two bank offices of Liberty Bank, F.S.B. located in Garner and Klemme, Iowa.  This acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share.  The acquired assets and liabilities were recorded at fair value at the date of acquisition.  These branches were purchased for cash consideration of $5.4 million.  As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,500,000 and goodwill of $5,601,000. The results of operations for this acquisition have been included since the transaction date of April 27, 2012. Non-routine expenses associated with this transaction were approximately $232,000 for the nine months ended September 30, 2012.

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

Index

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

Cash obtained as a part of this transaction has been invested in securities available-for-sale.

3.	Dividends

On August 8, 2012, the Company declared a cash dividend on its common stock, payable on November 15, 2012 to stockholders of record as of November 1, 2012, equal to $0.15 per share.

4.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2012 and 2011 were 9,310,913 and 9,399,336, respectively.  The weighted average outstanding shares for the nine months ended September 30, 2012 and 2011 were 9,310,913 and 9,419,731, respectively.  The Company had no potentially dilutive securities outstanding during the periods presented.

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

Index

6.	Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments as described in Note 1 were as follows:

	September 30,		December 31,
	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$23,542,568	$23,543,000	$22,829,291	$22,829,000
Interest bearing deposits	35,759,545	35,760,000	33,741,406	33,741,000
Securities available-for-sale	573,557,196	573,557,000	508,624,622	508,625,000
Loans receivable, net	488,426,392	494,916,000	438,650,837	445,240,000
Loans held for sale	1,570,621	1,571,000	1,212,620	1,213,000
Accrued income receivable	8,041,189	8,041,000	6,467,509	6,468,000
Financial liabilities:
Deposits	$942,221,781	$944,920,000	$818,705,391	$821,979,000
Federal funds purchased and securities sold under agreements to repurchase	38,974,691	38,975,000	41,696,585	41,697,000
FHLB and other long-term borrowings	34,628,314	38,513,000	35,179,335	38,705,000
Accrued interest payable	746,139	746,000	802,847	803,000

The methodology used to determine fair value as of September 30, 2012 did not change from the methodology used in the December 31, 2011 Annual Report.

7.	Fair Value Measurements

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

Index

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2012 and December 31, 2011:

Description	Total	Level 1	Level 2	Level 3

2012

U.S. government agencies	$49,630,000	$-	$49,630,000	$-
U.S. government mortgage-backed securities	201,645,000	-	201,645,000	-
State and political subdivisions	295,641,000	-	295,641,000	-
Corporate bonds	23,140,000	-	23,140,000	-
Equity securities, financial industry common stock	682,000	682,000	-	-
Equity securities, other	2,819,000	-	2,819,000	-

	$573,557,000	$682,000	$572,875,000	$-

2011

U.S. government agencies	$63,200,000	$-	$63,200,000	$-
U.S. government mortgage-backed securities	159,855,000	-	159,855,000	-
State and political subdivisions	259,393,000	-	259,393,000	-
Corporate bonds	20,387,000	-	20,387,000	-
Equity securities, financial industry common stock	2,810,000	2,810,000	-	-
Equity securities, other	2,980,000	-	2,980,000	-

	$508,625,000	$2,810,000	$505,815,000	$-

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

Index

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of September 30, 2012 and December 31, 2011:

Description	Total	Level 1	Level 2	Level 3

2012

Loans receivable	$2,788,000	$-	$-	$2,788,000
Other real estate owned	9,940,000	-	-	9,940,000

Total	$12,728,000	$-	$-	$12,728,000

2011

Loans receivable	$2,453,000	$-	$-	$2,453,000
Other real estate owned	9,538,000	-	-	9,538,000

Total	$11,991,000	$-	$-	$11,991,000

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

Index

8.	Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2012:
U.S. government agencies	$47,049,556	$2,581,111	$(480)	$49,630,187
U.S. government mortgage-backed securities	196,042,477	5,710,653	(107,839)	201,645,291
State and political subdivisions	285,007,382	10,824,325	(190,487)	295,641,220
Corporate bonds	21,963,047	1,180,421	(3,271)	23,140,197
Equity securities, financial industry common stock	889,552	-	(208,251)	681,301
Equity securities, other	2,819,000	-	-	2,819,000
	$553,771,014	$20,296,510	$(510,328)	$573,557,196

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2011:
U.S. government agencies	$60,868,023	$2,341,093	$(8,720)	$63,200,396
U.S. government mortgage-backed securities	156,310,052	3,643,552	(99,143)	159,854,461
State and political subdivisions	249,707,887	9,788,715	(103,279)	259,393,323
Corporate bonds	20,288,210	465,331	(366,798)	20,386,743
Equity securities, financial industry common stock	3,402,389	-	(592,889)	2,809,500
Equity securities, other	2,980,199	-	-	2,980,199
	$493,556,760	$16,238,691	$(1,170,829)	$508,624,622

The proceeds, gains and losses from securities available-for-sale for the three and nine months ended September 30, 2012 and 2011 are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Proceeds from sales of securities available-for-sale	$9,580,189	$2,757,199	$19,612,753	$23,684,117
Gross realized gains on securities available-for-sale	222,096	361,452	540,394	952,386
Gross realized losses on securities available-for-sale	1,866	8	2,096	4,816
Tax provision applicable to net realized gains on securities available-for-sale	82,000	134,000	201,000	353,000

Index

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2012:

Securities available-for-sale:
U.S. government agencies	$719,159	$(480)	$-	$-	$719,159	$(480)
U.S. government mortgage-backed securities	$20,482,575	$(105,694)	$447,619	$(2,145)	$20,930,194	$(107,839)
State and political subdivisions	21,147,812	(189,210)	210,466	(1,277)	21,358,278	(190,487)
Corporate bonds	276,840	(3,271)	-	-	276,840	(3,271)
Equity securities, financial industry common stock	-	-	889,552	(208,251)	889,552	(208,251)
	$42,626,386	$(298,655)	$1,547,637	$(211,673)	$44,174,023	$(510,328)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2011:

Securities available-for-sale:
U.S. government agencies	$4,256,053	$(8,720)	$-	$-	$4,256,053	$(8,720)
U.S. government mortgage-backed securities	20,579,759	(99,143)	-	-	20,579,759	(99,143)
State and political subdivisions	6,838,342	(102,718)	454,850	(561)	7,293,192	(103,279)
Corporate bonds	6,571,481	(366,798)	-	-	6,571,481	(366,798)
Equity securities, financial industry common stock	-	-	2,809,500	(592,889)	2,809,500	(592,889)
	$38,245,635	$(577,379)	$3,264,350	$(593,450)	$41,509,985	$(1,170,829)

Gross unrealized losses on debt securities totaled $302,077 as of September 30, 2012.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were temporary.  Gross unrealized losses on equity securities totaled $208,251 as of September 30, 2012.  Management analyzed the financial condition of the equity issuers and considered the general market conditions and other factors in concluding that the gross unrealized losses on equity securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Index

9.	Loan Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30 2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2012	$739,000	$1,473,000	$2,912,000	$466,000	$1,406,000	$820,000	$205,000	$8,021,000
Provision (credit) for loan losses	(48,000)	49,000	48,000	10,000	(10,000)	(8,000)	(6,000)	35,000
Recoveries of loans charged-off	-	2,000	-	-	1,000	-	8,000	11,000
Loans charged-off	-	(39,000)	-	-	-	-	(19,000)	(58,000)
Balance, September 30, 2012	$691,000	$1,485,000	$2,960,000	$476,000	$1,397,000	$812,000	$188,000	$8,009,000

	Nine Months Ended September 30 2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2011	$793,000	$1,402,000	$2,859,000	$501,000	$1,352,000	$764,000	$234,000	$7,905,000
Provision (credit) for loan losses	(102,000)	127,000	101,000	(25,000)	51,000	48,000	(49,000)	151,000
Recoveries of loans charged-off	-	5,000	-	-	6,000	-	41,000	52,000
Loans charged-off	-	(49,000)	-	-	(12,000)	-	(38,000)	(99,000)
Balance, September 30, 2012	$691,000	$1,485,000	$2,960,000	$476,000	$1,397,000	$812,000	$188,000	$8,009,000

	Three Months Ended September 30 2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2011	$747,000	$1,437,000	$2,788,000	$525,000	$1,433,000	$703,000	$243,000	$7,876,000
Provision (credit) for loan losses	25,000	(17,000)	4,000	(18,000)	(35,000)	27,000	19,000	5,000
Recoveries of loans charged-off	-	-	-	-	5,000	4,000	5,000	14,000
Loans charged-off	-	-	-	-	(2,000)	(7,000)	(21,000)	(30,000)
Balance, September 30, 2011	$772,000	$1,420,000	$2,792,000	$507,000	$1,401,000	$727,000	$246,000	$7,865,000

	Nine Months Ended September 30, 2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2010	$731,000	$1,404,000	$2,720,000	$486,000	$1,152,000	$735,000	$293,000	$7,521,000
Provision (credit) for loan losses	41,000	22,000	123,000	21,000	231,000	(2,000)	(26,000)	410,000
Recoveries of loans charged-off	-	-	-	-	20,000	11,000	12,000	43,000
Loans charged-off	-	(6,000)	(51,000)	-	(2,000)	(17,000)	(33,000)	(109,000)
Balance, September 30, 2011	$772,000	$1,420,000	$2,792,000	$507,000	$1,401,000	$727,000	$246,000	$7,865,000

Index

Allowance for loan losses disaggregated on the basis of impairment analysis method as of September 30, 2012 and December 31, 2011 is as follows:

2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$100,000	$195,000	$113,000	$-	$400,000	$6,000	$-	$814,000
Collectively evaluated for impairment	591,000	1,290,000	2,847,000	476,000	997,000	806,000	188,000	7,195,000
Balance September 30 2012	$691,000	$1,485,000	$2,960,000	$476,000	$1,397,000	$812,000	$188,000	$8,009,000

2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$165,000	$111,000	$199,000	$-	$400,000	$-	$1,000	$876,000
Collectively evaluated for impairment	628,000	1,291,000	2,660,000	501,000	952,000	764,000	233,000	7,029,000
Balance December 31, 2011	$793,000	$1,402,000	$2,859,000	$501,000	$1,352,000	$764,000	$234,000	$7,905,000

Loans receivable disaggregated on the basis of impairment analysis method as of September 30, 2012 and December 31, 2011 is as follows:

2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$1,732,000	$871,000	$2,485,000	$-	$633,000	$6,000	$5,000	$5,732,000
Collectively evaluated for impairment	23,615,000	98,080,000	165,611,000	38,187,000	81,534,000	66,287,000	17,452,000	490,766,000
Balance September' 30, 2012	$25,347,000	$98,951,000	$168,096,000	$38,187,000	$82,167,000	$66,293,000	$17,457,000	$496,498,000

2011
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$2,163,000	$2,346,000	$2,703,000	$-	$590,000	$-	$1,000	$7,803,000
Collectively evaluated for impairment	21,468,000	91,916,000	144,797,000	32,503,000	75,368,000	52,179,000	20,753,000	438,984,000
Balance December 31, 2011	$23,631,000	$94,262,000	$147,500,000	$32,503,000	$75,958,000	$52,179,000	$20,754,000	$446,787,000

Index

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  The following is a recap of impaired loans, on a disaggregated basis, at September 30, 2012 and December 31, 2011:

2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$1,260,000	$1,260,000	$-
Real estate - 1 to 4 family residential	201,000	201,000	-
Real estate - commercial	558,000	558,000	-
Real estate - agricultural	-	-	-
Commercial	78,000	78,000	-
Agricultural	-	-	-
Consumer and other	-	-	-
Total loans with no specific reserve:	2,097,000	2,097,000	-

With an allowance recorded:
Real estate - construction	472,000	472,000	100,000
Real estate - 1 to 4 family residential	670,000	670,000	195,000
Real estate - commercial	1,927,000	1,927,000	113,000
Real estate - agricultural	-	-	-
Commercial	555,000	555,000	400,000
Agricultural	6,000	6,000	6,000
Consumer and other	5,000	5,000	-
Total loans with specific reserve:	3,635,000	3,635,000	814,000

Total
Real estate - construction	1,732,000	1,732,000	100,000
Real estate - 1 to 4 family residential	871,000	871,000	195,000
Real estate - commercial	2,485,000	2,485,000	113,000
Real estate - agricultural	-	-	-
Commercial	633,000	633,000	400,000
Agricultural	6,000	6,000	6,000
Consumer and other	5,000	5,000	-

	$5,732,000	$5,732,000	$814,000

Index

2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no specific reserve recorded:
Real estate - construction	$1,493,000	$1,493,000	$-
Real estate - 1 to 4 family residential	2,030,000	2,030,000	-
Real estate - commercial	951,000	951,000	-
Real estate - agricultural	-	-	-
Commercial	-	-	-
Agricultural	-	-	-
Consumer and other	-	-	-
Total loans with no specific reserve:	4,474,000	4,474,000	-

With an allowance recorded:
Real estate - construction	670,000	670,000	165,000
Real estate - 1 to 4 family residential	316,000	316,000	111,000
Real estate - commercial	1,752,000	1,752,000	199,000
Real estate - agricultural	-	-	-
Commercial	590,000	590,000	400,000
Agricultural	-	-	-
Consumer and other	1,000	1,000	1,000
Total loans with specific reserve:	3,329,000	3,329,000	876,000

Total
Real estate - construction	2,163,000	2,163,000	165,000
Real estate - 1 to 4 family residential	2,346,000	2,346,000	111,000
Real estate - commercial	2,703,000	2,703,000	199,000
Real estate - agricultural	-	-	-
Commercial	590,000	590,000	400,000
Agricultural	-	-	-
Consumer and other	1,000	1,000	1,000

	$7,803,000	$7,803,000	$876,000

There are no significant differences between nonaccrual and impaired loan balances at September 30, 2012 and December 31, 2011.

Index

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011:

	Three Months ended September 30,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$1,424,000	$2,000	$239,000	$-
Real estate - 1 to 4 family residential	820,000	-	1,940,000	1,000
Real estate - commercial	599,000	-	558,000	-
Real estate - agricultural	-	-	-	-
Commercial	39,000	-	-	-
Agricultural	-	-	-	-
Consumer and other	-	-	-	-
Total loans with no specific reserve:	2,882,000	2,000	2,737,000	1,000

With an allowance recorded:
Real estate - construction	530,000	-	2,218,000	6,000
Real estate - 1 to 4 family residential	659,000	-	437,000	3,000
Real estate - commercial	1,947,000	-	318,000	-
Real estate - agricultural	-	-	-	-
Commercial	634,000	-	624,000	-
Agricultural	3,000	-	-	-
Consumer and other	6,000	-	8,000	-
Total loans with specific reserve:	3,779,000	-	3,605,000	9,000

Total
Real estate - construction	1,954,000	2,000	2,457,000	6,000
Real estate - 1 to 4 family residential	1,479,000	-	2,377,000	4,000
Real estate - commercial	2,546,000	-	876,000	-
Real estate - agricultural	-	-	-	-
Commercial	673,000	-	624,000	-
Agricultural	3,000	-	-	-
Consumer and other	6,000	-	8,000	-

	$6,661,000	$2,000	$6,342,000	$10,000

Index

	Nine Months ended September 30,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$1,542,000	$4,000	$729,000	$182,000
Real estate - 1 to 4 family residential	1,393,000	14,000	1,307,000	1,000
Real estate - commercial	770,000	5,000	393,000	-
Real estate - agricultural	-	-	-	-
Commercial	20,000	-	23,000	-
Agricultural	-	-	-	-
Consumer and other	-	-	3,000	-
Total loans with no specific reserve:	3,725,000	23,000	2,455,000	183,000

With an allowance recorded:
Real estate - construction	581,000	-	2,519,000	6,000
Real estate - 1 to 4 family residential	487,000	-	491,000	3,000
Real estate - commercial	1,843,000	-	488,000	-
Real estate - agricultural	-	-	-	-
Commercial	611,000	-	312,000	-
Agricultural	2,000	-	-	-
Consumer and other	3,000	-	14,000	-
Total loans with specific reserve:	3,527,000	-	3,824,000	9,000

Total
Real estate - construction	2,123,000	4,000	3,248,000	188,000
Real estate - 1 to 4 family residential	1,880,000	14,000	1,798,000	4,000
Real estate - commercial	2,613,000	5,000	881,000	-
Real estate - agricultural	-	-	-	-
Commercial	631,000	-	335,000	-
Agricultural	2,000	-	-	-
Consumer and other	3,000	-	17,000	-

	$7,252,000	$23,000	$6,279,000	$192,000

The interest foregone on nonaccrual loans for the three months ended September 30, 2012 and 2011 was approximately $89,000 and $93,000, respectively.  The interest foregone on nonaccrual loans for the nine months ended September 30, 2012 and 2011 was approximately $322,000 and $265,000, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $6,076,000 as of September 30, 2012, of which $4,537,000 was included in impaired loans and $1,538,000 was on accrual status. The Company had TDR of $3,602,000 as of December 31, 2011, of which $2,545,000 was included in impaired loans and $1,057,000 was on accrual status.

Index

The following table sets forth information on the Company's TDR, on a disaggregated basis, occuring in the three and nine months ended September 30:

	Three Months Ended September 30, 2012
	2012			2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	2	$195,000	$195,000	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	1	28,000	28,000	-	-	-
Agricultural	1	6,000	6,000	-	-	-
Consumer and other	-	-	-	-	-	-

	4	$229,000	$229,000	-	$-	$-

	Nine Months Ended September 30, 2012
	2012			2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	2	$195,000	$195,000	-	$-	$-
Real estate - 1 to 4 family residential	2	391,000	401,000	3	544,000	553,000
Real estate - commercial	2	2,697,000	2,697,000	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	2	132,000	132,000	1	630,000	630,000
Agricultural	1	6,000	6,000	-	-	-
Consumer and other	-	-	-	-	-	-

	9	$3,421,000	$3,431,000	4	$1,174,000	$1,183,000

During the three and nine months ended September 30, 2012, the Company granted concessions to borrowers experiencing financial difficulties, for four and nine loans respectively.  The two construction real estate loans were restructured by not requiring curtailments.  The two commercial loans were restructured by reducing periodic payments and extending amortization.  One one-to-four family real estate loan was restructured at a below market interest rate.  One one-to-four family real estate loan was restructured to include previously unpaid interest in the new loan balance.  One commercial real estate and the agricultural loans were restructured to extend the amortization of the loan beyond normal terms.  One commercial real estate loan was restructured as an interest only loan for a period of time.

There was no new TDR activity in the three months ended September 30, 2011.  However, during the nine months ended September 30, 2011, the company restructured four loans by granting concessions to borrowers experiencing financial difficulties.  The commercial loan was restructured with a below market interest rate.  Two of the one-to-four family real estate loans were restructured to include previously unpaid interest in the new loan balance.  The other one-to-four family loan was restructured to extend the amortization of the loan beyond normal terms.

Index

There was no financial impact for specific reserves or from charge-offs for the TDR loans included in the previous table.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2012 and December 31, 2011, is as follows:

2012
		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$25,347,000	$25,347,000	$-
Real estate - 1 to 4 family residential	1,026,000	839,000	1,865,000	97,086,000	98,951,000	228,000
Real estate - commercial	9,375,000	129,000	9,504,000	158,592,000	168,096,000	81,000
Real estate - agricultural	-	-	-	38,187,000	38,187,000	-
Commercial	567,000	4,000	571,000	81,596,000	82,167,000	4,000
Agricultural	-	-	-	66,293,000	66,293,000	-
Consumer and other	109,000	6,000	115,000	17,342,000	17,457,000	-

	$11,077,000	$978,000	$12,055,000	$484,443,000	$496,498,000	$313,000

2011
		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$34,000	$-	$34,000	$23,597,000	$23,631,000	$-
Real estate - 1 to 4 family residential	273,000	2,275,000	2,548,000	91,714,000	94,262,000	112,000
Real estate - commercial	105,000	113,000	218,000	147,282,000	147,500,000	-
Real estate - agricultural	-	-	-	32,503,000	32,503,000	-
Commercial	1,342,000	23,000	1,365,000	74,593,000	75,958,000	-
Agricultural	-	-	-	52,179,000	52,179,000	-
Consumer and other	98,000	17,000	115,000	20,639,000	20,754,000	40,000

	$1,852,000	$2,428,000	$4,280,000	$442,507,000	$446,787,000	$152,000

Index

The credit risk profile by internally assigned grade, on  a disaggregated basis, at September 30, 2012 and December 31, 2011 is as follows:

2012
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$15,655,000	$125,911,000	$34,927,000	$68,056,000	$64,985,000	$309,534,000
Watch	2,222,000	21,921,000	2,522,000	11,345,000	837,000	38,847,000
Special Mention	741,000	10,250,000	-	34,000	-	11,025,000
Substandard	4,997,000	7,529,000	738,000	2,099,000	465,000	15,828,000
Substandard-Impaired	1,732,000	2,485,000	-	633,000	6,000	4,856,000

	$25,347,000	$168,096,000	$38,187,000	$82,167,000	$66,293,000	$380,090,000

2011
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$9,942,000	$94,820,000	$29,534,000	$65,502,000	$49,489,000	$249,287,000
Watch	3,258,000	37,005,000	2,441,000	7,622,000	2,190,000	52,516,000
Special Mention	829,000	6,196,000	-	45,000	-	7,070,000
Substandard	7,439,000	6,776,000	528,000	2,199,000	500,000	17,442,000
Substandard-Impaired	2,163,000	2,703,000	-	590,000	-	5,456,000

	$23,631,000	$147,500,000	$32,503,000	$75,958,000	$52,179,000	$331,771,000

The credit risk profile based on payment activity, on  a disaggregated basis, at September 30, 2012 and December 31, 2011 is as follows:

2012
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$97,852,000	$17,452,000	$115,304,000
Non-performing	1,099,000	5,000	1,104,000

	$98,951,000	$17,457,000	$116,408,000

2011
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$91,804,000	$20,713,000	$112,517,000
Non-performing	2,458,000	41,000	2,499,000

	$94,262,000	$20,754,000	$115,016,000

Index

10.	Other Real Estate Owned

The following table provides the composition of other real estate owned as of September 30, 2012 and December 31, 2011:

	2012	2011

Construction and land development	$7,697,828	$8,455,697
1 to 4 family residential real estate	1,427,500	154,699
Commercial real estate	814,378	928,044

	$9,939,706	$9,538,440

The Company is actively marketing the assets referred in the table above.  Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. The assets above are primarily located in the metropolitan Des Moines, Iowa and Ames, Iowa areas.

11.	Goodwill

As of April 27, 2012, RSB acquired two bank branches located in Garner and Klemme, Iowa, which resulted in the recognition of $5.6 million of goodwill.  Goodwill recognized in the acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of the Garner and Klemme branches with RSB.  The goodwill recorded in conjunction with the acquisition is evaluated for impairment at least annually and is deductible for tax purposes over fifteen years.

12.	Core deposit intangible asset

In conjunction with the acquisition of the two bank branches in 2012, the Corporation recorded $1.5 million in core deposit intangible assets.  The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets:

	2012
	Gross	Accumulated
	Amount	Amortization

Core deposit intangible asset	$1,500,000	$122,960

There were no additions of other significant acquired intangible assets during 2012.

Index

Amortization expense on core deposit intangible assets totaled $122,960 for the nine months ended September 30, 2012.  Estimated remaining amortization expense on core deposit intangible for the years ending is as follows:

2012	$73,776
2013	273,700
2014	244,000
2015	217,500
2016	193,864
2017 and thereafter	374,200

13.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.   There were no significant events or transactions occurring after September 30, 2012, but prior to November 9, 2012, that provided additional evidence about conditions that existed at September 30, 2012.  There were no significant events or transactions that provided evidence about conditions that did not exist at September 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ames National Corporation (the “Company”) is a bank holding company established in 1975 that owns and operates five bank subsidiaries in central Iowa (the “Banks”).  The following discussion is provided for the consolidated operations of the Company and its Banks, First National Bank, Ames, Iowa (First National), State Bank & Trust Co. (State Bank), Boone Bank & Trust Co. (Boone Bank), Reliance State Bank (RSB), and United Bank & Trust NA (United Bank). The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks.  Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker-dealer.  The Company employs eleven individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 194 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $3,861,000, or $0.41 per share, for the three months ended September 30, 2012, compared to net income of $3,590,000, or $0.38 per share, for the three months ended September 30, 2011.  Total equity capital as of September 30, 2012 totaled $144.1 million or 12.3% of total assets.  Total tangible equity capital as of September 30, 2012 totaled $137.1 million or 11.8% of total tangible assets.

The improvement in quarterly earnings can be primarily attributed to the net income attributable to the acquisition of the Garner and Klemme, Iowa offices by RSB, lower interest expense on deposits and a higher gain on loans held for sale sold on the secondary market.

Net loan charge-offs totaled $47,000 and $16,000 for the three months ended September 30, 2012 and 2011, respectively.  The provision for loan losses totaled $36,000 and $5,000 for the three months ended September 30, 2012 and 2011, respectively.

The Company had net income of $10,714,000, or $1.15 per share, for the nine months ended September 30, 2012, compared to net income of $10,306,000, or $1.09 per share, for the nine months ended September 30, 2011.

The change in nine months earnings can be primarily attributed to the net income attributable to the RSB acquisition, lower interest expense on deposits and a higher gain on loans held for sale sold on the secondary market.

Net loan charge-offs totaled $47,000 and $66,000 for the nine months ended September 30, 2012 and 2011, respectively.  The provision for loan losses totaled $151,000 and $410,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

•              Other real estate owned amounted to $9.9 million and $9.5 million as of September 30, 2012 and December 31, 2011, respectively.  Other real estate owned costs, net amounted to $472,000 and $418,000 for the nine months ended September 30, 2012 and 2011, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the FDIC and are derived from 7,246 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Index

Selected Indicators for the Company and the Industry

	September 30, 2012		June 30, 2012
	3 Months	9 Months	6 Months		Year Ended December 31,
	Ended	Ended	Ended		2011		2010
	Company	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.32%	1.27%	1.24%	0.99%	1.38%	0.88%	1.40%	0.66%

Return on equity	10.86%	10.26%	9.94%	8.84%	10.82%	7.86%	10.91%	5.99%

Net interest margin	3.34%	3.37%	3.39%	3.49%	3.60%	3.60%	3.74%	3.76%

Efficiency ratio	48.93%	51.52%	52.88%	61.60%	49.80%	61.37%	50.12%	57.22%

Capital ratio	12.18%	12.34%	12.43%	9.25%	12.75%	9.09%	12.80%	8.90%

*	Latest available data

Key performances indicators include:

•              Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.32% and 1.43%, respectively, for the three months ended September 30, 2012 and 2011.  The decrease in this ratio in 2012 from the previous period is primarily the result of an increase in average assets, offset in part by an increase in net income.

•              Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 10.86% and 10.91%, respectively for the three months ended September 30, 2012 and 2011.  The decrease in this ratio in 2012 from the previous period is primarily the result of higher average equity, offset in part by an increase in net income.

•              Net Interest Margin

The net interest margin for the three months ended September 30, 2012 and 2011 was 3.34% and 3.67%, respectively.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The decrease in this ratio in 2012 is primarily the result of lower market yields on interest earning assets, offset in part by lower market cost of funds on interest bearing liabilities.

Index

•              Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 48.93% and 50.61% for the three months ended September 30, 2012 and 2011, respectively.  The change in the efficiency ratio in 2012 from the previous period is primarily the result of increased net interest income.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2012:

Earnings Improvement Trend Reaches Three-Year Mark

The benefits of reduced expenses for loan losses outweighed the drag from declining net interest margins, as insured institutions posted a 12th consecutive year-over-year increase in quarterly net income. Banks earned $34.5 billion in the quarter, a $5.9 billion (20.7%) increase compared with second quarter 2011. Almost two out of every three banks (62.7%) reported higher earnings than a year ago. Only 10.9% were unprofitable, down from 15.7% in second quarter 2011. The average return on assets (ROA) rose to 0.99% from 0.85% a year earlier. This is the third-highest quarterly ROA for the industry since second quarter 2007.

Banks Reduce Loan-Loss Provisions to Five-Year Low

Banks set aside $14.2 billion in provisions for loan losses in the second quarter. This amount represents a $5 billion (26.2%) decline from second quarter 2011, and is the smallest quarterly total in five years. The reduction in provision expenses helped offset a $287 million (0.3%) decline in net interest income, as the industry’s average net interest margin fell to a three-year low. The average net interest margin was 3.46%, compared with 3.61% a year earlier, because average asset yields declined faster than average funding costs. Noninterest income made a positive contribution to the increase in earnings, rising by $1.6 billion (2.8%) from second quarter 2011. Gains on loan sales and on fair values of financial instruments contributed to the rise in noninterest income, while a $4.7 billion decline in trading income limited the year-over-year improvement. Net operating revenue (the sum of net interest income and total noninterest income) was only $1.3 billion (0.8%) higher than in second quarter 2011. Realized gains on securities and other assets were $1.7 billion (208.2%) higher than a year ago. A few large banks accounted for most of the dollar amounts of the decline in trading results, increased gains on loan sales and higher realized gains on securities.

Net Charge-Offs Decline Across All Loan Categories

Net charge-offs totaled $20.5 billion in the second quarter, an $8.4 billion (29.1%) reduction from second quarter 2011. This is the eighth consecutive quarter that charge-offs have declined from year-earlier levels and represents the lowest quarterly charge-off total since first quarter 2008. The year-over-year improvement was led by a $2.2 billion (24.6%) decline in credit card charge-offs, a $1.5 billion (25.2%) decline in charge-offs of residential mortgage loans, and a $1.2 billion (51.5%) drop in real estate construction loan charge-offs. All major loan categories posted lower charge-offs compared with a year ago. Half of all insured institutions (50.6%) reported year-over-year declines in charge-offs.

Index

Noncurrent Loan Balances Continue to Fall

Noncurrent loan balances (loans 90 days or more past due or in nonaccrual status) declined for a ninth consecutive quarter, falling by $12.9 billion (4.2%). Noncurrent levels fell in all major loan categories. The largest declines occurred in real estate construction and development loans, where noncurrent balances fell by $5.1 billion (17.8%), and in real estate loans secured by nonfarm nonresidential properties, where noncurrents declined by $3.6 billion (9.2%). Well over half of all institutions (58%) reported reductions in noncurrent balances during the quarter.

Reserve Drawdowns at Large Banks Surpass Reserve Buildups at Smaller Institutions

Reserves for loan losses fell by $6.7 billion (3.6%) during the quarter, as the $14.2 billion in loss provisions that banks added to reserves were less than the $20.5 billion in net charge-offs that were taken out. More banks (54.4%) reported reserve increases than reported reductions (38.2%), but the reductions were concentrated among larger institutions, and added up to more than the additions. Eight of the 10 largest banks (and 34 of the 50 largest) reduced their reserves in the second quarter. Reserve balances have fallen for nine consecutive quarters, and are $86.7 billion (32.9%) below the peak level reached at the end of first quarter 2010. Even with the reduction in reserves, the larger drop in noncurrent loan balances during the quarter meant that the industry’s “coverage ratio” of reserves to noncurrent loans inched up from 60% to 60.4% between March 31 and June 30.

Retained Earnings Provide a Boost to Capital

Insured institutions continued to build their capital in the second quarter. Total equity capital increased by $20.3 billion (1.3%), with retained earnings contributing $14.9 billion to capital growth. This is the second-highest quarterly total for retained earnings since third quarter 2006. Dividends were $763 million (3.8%) lower than in second quarter 2011. Tier 1 regulatory capital rose by $14 billion (1.1%), but total risk-based capital was basically unchanged (up $524 million, or 0.04%), due to the decline in reserves, declines in deferred tax assets, and declines in intangible assets. At midyear, almost 97% of all insured institutions, representing more than 99% of insured institution assets, met or exceeded the requirements for “well-capitalized” institutions as defined for Prompt Corrective Action purposes.

Loans Increase for Fourth Time in Last Five Quarters

Total assets increased by $105.3 billion (0.8%), as loan balances rose for the fourth time in the last five quarters. Total loans and leases grew by $102 billion (1.4%), with loans to commercial and industrial (C&I) borrowers increasing by $48.9 billion (3.6%), residential mortgage loans rising by $16.6 billion (0.9%), and credit card balances growing by $14.7 billion (2.3%). Balances of real estate construction and development loans fell for a 17th consecutive quarter, declining by $10.9 billion (4.8%), while home equity lines of credit declined for the 13th quarter in a row, falling by $10.2 billion (1.7%). Loans to small businesses and farms posted a $1.5 billion (0.2%) increase, driven primarily by seasonal demand for agricultural credit. More than 60% of institutions reported growth in total loan balances during the quarter. Banks reduced their mortgage-backed securities holdings by $33.1 billion (1.9%), and increased their holdings of U.S. Treasury securities by $20.1 billion (12%).

Index

Nondeposit Liabilities Increase

Deposits increased by $61.6 billion (0.6%) during the quarter. Deposits in domestic offices rose by $88.1 billion (1.0%), while foreign office deposits fell by $26.5 billion (1.8%). Much of the growth in domestic deposits ($71.7 billion) consisted of noninterest-bearing transaction accounts with balances greater than $250,000 that are temporarily fully covered by the FDIC. The portion of these deposits that is above the $250,000 basic coverage limit increased by $65.7 billion (5.0%). In addition to the increase in large-denomination domestic deposits, insured institutions increased their nondeposit liabilities for the first time in seven quarters. Securities sold under repurchase agreements increased by $28 billion (6.7%), and Federal Home Loan Bank advances rose by $19.8 billion (6.5%).

More Than a Year Since Last New Charter

During the second quarter, the number of insured institutions reporting financial results declined from 7,308 to 7,246. Forty-five institutions were merged into other institutions, and 15 institutions failed. No new charters were added during the quarter. This is the fourth quarter in a row in which no new charters have been added. It has been more than six quarters since the last time a new charter was created other than to absorb a failing bank. The number of full-time equivalent employees at FDIC-insured institutions increased from 2,102,280 to 2,108,200. The number of institutions on the FDIC’s “Problem List” fell for a fifth consecutive quarter, from 772 to 732. Total assets of “problem” institutions declined from $291 billion to $282 billion.

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

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” contained in the Company’s Annual Report.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to the allowance for loan losses, valuation of other real estate owned, the assessment of other-than-temporary impairment of certain securities available-for-sale and the valuation of goodwill and other intangible assets.

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

Goodwill and Intangible Assets

Goodwill and the core deposit intangible asset arose in connection with the acquisition of the Garner and Klemme, Iowa offices by RSB on April 27, 2012.  These assets are tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Through September 30, 2012, no conditions indicated impairment has incurred.  The first annual test will be performed in the fourth quarter of 2012.  Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

Index

Income Statement Review for the Three Months ended September 30, 2012

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2012 and 2011:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$82,408	$1,018	4.94%	$72,278	$954	5.28%
Agricultural	66,203	939	5.67%	46,226	644	5.58%
Real estate	329,331	4,216	5.12%	293,691	4,035	5.50%
Consumer and other	18,001	241	5.35%	20,136	273	5.41%

Total loans (including fees)	495,943	6,414	5.17%	432,331	5,906	5.46%

Investment securities
Taxable	292,557	1,442	1.97%	267,249	1,907	2.85%
Tax-exempt 2	261,927	2,611	3.99%	220,820	2,497	4.52%
Total investment securities	554,484	4,053	2.92%	488,069	4,404	3.61%

Interest bearing deposits with banks and federal funds sold	46,109	113	0.98%	31,871	112	1.41%

Total interest-earning assets	1,096,536	$10,580	3.86%	952,271	$10,422	4.38%

Noninterest-earning assets	70,467			54,946

TOTAL ASSETS	$1,167,003			$1,007,217

1	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended September 30,

	2012			2011

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$531,091	$289	0.22%	$428,462	$309	0.29%
Time deposits > $100,000	97,578	305	1.25%	104,733	410	1.57%
Time deposits < $100,000	160,291	503	1.26%	141,657	604	1.70%
Total deposits	788,960	1,097	0.56%	674,852	1,323	0.78%
Other borrowed funds	74,688	323	1.73%	80,702	354	1.75%

Total Interest-bearing liabilities	863,648	1,420	0.66%	755,554	1,677	0.89%

Noninterest-bearing liabilities
Demand deposits	153,267			114,302
Other liabilities	7,927			5,749

Stockholders' equity	142,161			131,612

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,167,003			$1,007,217

Net interest income		$9,160	3.34%		$8,745	3.67%

Spread Analysis
Interest income/average assets	$10,580	3.63%		$10,422	4.14%
Interest expense/average assets	$1,420	0.49%		$1,677	0.67%
Net interest income/average assets	$9,160	3.14%		$8,745	3.47%

Net Interest Income

For the three months ended September 30, 2012 and 2011, the Company's net interest margin adjusted for tax exempt income was 3.34% and 3.67%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2012 totaled $8,246,000 compared to $7,873,000 for the three months ended September 30, 2011.

For the three months ended September 30, 2012, interest income increased $117,000, or 1.2%, when compared to the same period in 2011.  The increase from 2011 was primarily attributable to higher average balance of investment securities and loans, offset in part by lower average yields on loans and investment securities.  The higher average balances were due primarily to the acquisition of the Garner and Klemme, Iowa offices by RSB.

Index

Interest expense decreased $257,000, or 15.3%, for the three months ended September 30, 2012 when compared to the same period in 2011.  The lower interest expense for the period is primarily attributable to lower average rates paid on deposits, offset in part by a higher average balance on deposits.  The higher average balances were due primarily to the acquisition of the Garner and Klemme, Iowa offices by RSB.

Provision for Loan Losses

The Company’s provision for loan losses was $36,000 and $5,000 for the three months ended September 30, 2012 and 2011, respectively.  Net loan charge-offs were $47,000 and $16,000 for the three months ended September 30, 2012 and 2011, respectively.

Non-interest Income and Expense

Non-interest income increased $160,000 or 8.4% for the three months ended September 30, 2012 compared to the same period in 2011.   The increase in non-interest income is primarily due to the gain on the sale of loans and merchant and ATM fees, offset in part by a decrease in security gains.  The increase in the gain on the sale of loans was due primarily to increased volume as a result of lower interest rates.  Excluding net security gains, which were lower by $141,000 than the same quarter of 2011, for the three months ending September 30, 2012 and 2011, non-interest income increased $301,000, or 19.6%.

Non-interest expense increased $171,000 or 3.5% for the three months ended September 30, 2012 compared to the same period in 2011 primarily as a result of higher costs of salaries and employee benefits, core deposit intangibles amortization, offset in part by a decrease in other real estate owned costs.  The higher salaries and employee benefit costs are primarily due to additional payroll costs as a result of the branch acquisition and normal salary increases.  The lower other real estate costs are mainly due to higher impairment write downs in 2011 as compared to 2012.

Income Taxes

The provision for income taxes expense for the three months ended September 30, 2012 and 2011 was $1,366,000 and $1,305,000, representing an effective tax rate of 26% and 27%, respectively.  The increase in income tax expense was due primarily to higher pretax earnings in 2012.

Index

Income Statement Review for the Nine Months ended September 30, 2012

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2012 and 2011:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$81,743	$3,027	4.94%	$76,216	$2,965	5.19%
Agricultural	58,839	2,443	5.54%	44,327	1,844	5.55%
Real estate	317,924	12,250	5.14%	286,609	12,011	5.59%
Consumer and other	18,931	751	5.29%	21,118	826	5.21%

Total loans (including fees)	477,437	18,471	5.16%	428,270	17,646	5.49%

Investment securities
Taxable	282,649	4,660	2.20%	264,812	5,365	2.70%
Tax-exempt 2	248,177	7,762	4.17%	219,471	7,519	4.57%
Total investment securities	530,826	12,422	3.12%	484,283	12,884	3.55%

Interest bearing deposits with banks and federal funds sold	53,581	371	0.92%	36,591	338	1.23%

Total interest-earning assets	1,061,844	$31,264	3.93%	949,144	$30,868	4.34%

Noninterest-earning assets	66,666			53,514

TOTAL ASSETS	$1,128,510			$1,002,658

1	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Nine Months ended September 30,

	2012			2011

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$509,511	$858	0.22%	$434,622	$1,003	0.31%
Time deposits > $100,000	102,984	1,004	1.30%	101,035	1,226	1.62%
Time deposits < $100,000	151,189	1,558	1.37%	141,602	1,848	1.74%
Total deposits	763,684	3,420	0.60%	677,259	4,077	0.80%
Other borrowed funds	73,767	972	1.76%	84,895	1,087	1.71%

Total Interest-bearing liabilities	837,451	4,392	0.70%	762,154	5,164	0.90%

Noninterest-bearing liabilities
Demand deposits	143,837			107,863
Other liabilities	7,943			5,405

Stockholders' equity	139,279			127,236

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,128,510			$1,002,658

Net interest income		$26,872	3.37%		$25,704	3.61%

Spread Analysis
Interest income/average assets	$31,264	3.69%		$30,868	4.10%
Interest expense/average assets	$4,392	0.52%		$5,164	0.69%
Net interest income/average assets	$26,872	3.17%		$25,704	3.42%

Net Interest Income

For the nine months ended September 30, 2012 and 2011, the Company's net interest margin adjusted for tax exempt income was 3.37% and 3.61%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2012 totaled $24,157,000 compared to $23,078,000 for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, interest income increased $307,000, or 1.1%, when compared to the same period in 2011.  The increase from 2011 was primarily attributable to higher average balance of investment securities and loans, offset in part by lower average yields on loans and investment securities.  The higher average balances were due primarily to the acquisition of the Garner and Klemme, Iowa offices by RSB.

Index

Interest expense decreased $772,000 or 14.9% for the nine months ended September 30, 2012 when compared to the same period in 2011.  The lower interest expense for the period is primarily attributable to lower average rates paid on deposits, offset in part by a higher average balance on deposits.  The higher average balances were due primarily to the acquisition of the Garner and Klemme, Iowa offices by RSB.

Provision for Loan Losses

The Company’s provision for loan losses was $151,000 and $410,000 for the nine months ended September 30, 2012 and 2011, respectively.  Net loan charge-offs were $47,000 and $66,000 for the nine months ended September 30, 2012 and 2011, respectively.

Non-interest Income and Expense

Non-interest income increased $333,000, or 6.2%, for the nine months ended September 30, 2012 compared to the same period in 2011.   The increase in non-interest income is primarily due to gain on the loans held for sales and merchant and ATM fees, offset in part by a decrease in security gains.  The increase in the gain on the sale of loans was due primarily to increased volume as a result of lower interest rates.  Excluding net security gains, which were lower by $409,000 than the same period of 2011, for the nine months ending September 30, 2012 and 2011, non-interest income increased $742,000, or 16.8%.

Non-interest expense increased $1,163,000, or 8.2%, for the nine months ended September 30, 2012 compared to the same period in 2011 primarily as a result of higher costs of salaries and employee benefits, data processing costs and other operating expenses, offset in part by a decrease in FDIC insurance assessments cost.  The higher salaries and employee benefit costs are primarily due to additional payroll costs as a result of the branch acquisition, normal salary increases and higher incentive pay.  The higher data processing costs are due primarily to increased costs associated with equipment upgrades, Internet and mobile banking costs.  The higher other operating expenses are primarily due to one-time costs of approximately $232,000 associated with the acquisition, examination expenses and professional fees.  The decrease in FDIC insurance assessments is due to lower assessment rates in 2012 as compared to 2011.

Income Taxes

The provision for income taxes expense for the nine months ended September 30, 2012 and 2011 was $3,605,000 and $3,507,000, representing an effective tax rate of 25% and 25%, respectively.  The increase in income tax expense was due primarily to higher pretax earnings in 2012.

Balance Sheet Review

As of September 30, 2012, total assets were $1,167,878,000, a $132,315,000 increase compared to December 31, 2011.  The increase in securities available-for-sale and loans were funded primarily by an increase in deposits.  This increase in assets was primarily due to the acquisition of the Garner and Klemme offices by RSB.

Investment Portfolio

The investment portfolio totaled $573,557,000 as of September 30, 2012, an increase of $64,933,000 or 12.8% from the December 31, 2011 balance of $508,625,000.  The increase in the investment portfolio was primarily due to an increase in U.S. government mortgage-backed securities and state and political subdivisions bonds, offset in part by a decrease in U.S. government agency securities, as cash obtained as a part of the acquisition was invested in securities available-for-sale.

Index

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment.  As of September 30, 2012, gross unrealized losses of $510,000, are considered to be temporary in nature due to the general economic conditions and other factors.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell impaired securities and management believes it is more likely than not that the Company will hold these securities until recovery of their cost basis to avoid considering an impairment to be other-than-temporary.

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $488,426,000 as of September 30, 2012, an increase of $49,775,000, or 11.3%, from the December 31, 2011 balance of $438,651,000.  The increase in the loan portfolio is occurred in all loan categories, except consumer and other loans.  This increase is due primarily to the acquisition of the Garner and Klemme, Iowa offices by RSB.

Deposits

Deposits totaled $942,222,000 as of September 30, 2012, an increase of $123,517,000, or 15.1%, from the December 31, 2011 balance of $818,705,000.  The increase in deposits occurred in demand, NOW, savings, money market and other time deposit accounts with specific increases primarily occurring in commercial and retail types of deposit accounts.   This increase is due primarily to the assumption of the deposits of the Garner and Klemme offices by RSB.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase totaled $38,975,000 as of September 30, 2012, a decrease of $2,722,000, or 6.5%, from the December 31, 2011 balance of $41,697,000.  The decrease is due to decreases of $8,222,000 of securities sold under agreements to repurchase, offset in part by an increase in federal funds purchased of $5,500,000.

FHLB Advances and Other Long-Term Borrowings

FHLB advances and other long-term borrowings totaled $34,628,000 and $35,179,000 as of September 30, 2012 and December 31, 2011, respectively.  During the nine months ended September 30, 2012, the decrease in FHLB advances and other borrowings are due to payments on FHLB advances amounting to $551,000.

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

Index

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on September 30, 2012 totaled $488,426,000 compared to $438,651,000 as of December 31, 2011.  Net loans comprise 41.8% of total assets as of September 30, 2012.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of non-accrual loans and loans past due 90 days or more) as a percentage of total loans was 1.22% at September 30, 2012, as compared to 1.70% at December 31, 2011 and 1.47% at September 30, 2011.  The Company’s level of problem loans as a percentage of total loans at September 30, 2012 of 1.22% is lower than the Company’s peer group (352 bank holding companies with assets of $1 billion to $3 billion) of 2.76% as of June 30, 2012.

Impaired loans, net of specific reserves, totaled $4,918,000 as of September 30, 2012 and were lower as compared to impaired loans of $6,927,000 as of December 31, 2011 and $5,624,000 as of September 30, 2011.  The decrease in impaired loans from December 31, 2011 is due primarily to the transfer of one borrower’s loans to other real estate owned.

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

The Company had TDRs of $6,076,000 as of September 30, 2012, of which $4,537,000 was included in impaired loans and $1,538,000 was on accrual status. The Company had TDRs of $3,602,000 as of December 31, 2011, of which $2,545,000 was included in impaired loans and $1,057,000 was on accrual status.

We monitor and report our TDRs on a quarterly basis.  Certain TDRs are on nonaccrual status at the time of restructuring.  These borrowings are typically returned to accrual status after the following:  sustained repayment performance in accordance with the restructuring agreement for a reasonable period of at least six months; and, management is reasonably assured of future performance. If the TDR meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will return to performing status.

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary recognizes impairment through the allowance. The Company had no charge-offs related to TDRs for the nine months ended September 30, 2012.

We review 90 days past due loans that are still accruing interest no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.  As of September 30, 2012, non-accrual loans totaled $5,735,000; loans past due 90 days and still accruing totaled $313,000.  This compares to non-accrual loans of $7,915,000 and loans past due 90 days and still accruing of $152,000 on December 31, 2011.  Other real estate owned totaled $9,940,000 as of September 30, 2012 and $9,538,000 as of December 31, 2011.

Index

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2012 and December 31, 2011 was 1.61% and 1.77%, respectively. The allowance for loan losses totaled $8,009,000 and $7,905,000 as of September 30, 2012 and December 31, 2011, respectively.  Net charge-offs of loans for the nine months ended September 30, 2012 totaled $47,000, compared to net charge-offs of loans of $66,000 for the nine months ended September 30, 2011.

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

 As of September 30, 2012, the level of liquidity and capital resources of the Company remain at a satisfactory level.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review of the Company’s Current Liquidity Sources
•	Review of Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of September 30, 2012 and December 31, 2011 totaled $59,302,000 and $56,571,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of September 30, 2012 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $92,602,000, with $14,628,000 of outstanding FHLB advances at September 30, 2012.  Federal funds borrowing capacity at correspondent banks was $102,459,000, with $5,500,000 of outstanding federal fund balances as of September 30, 2012.  The Company had securities sold under agreements to repurchase totaling $33,475,000 and long-term repurchase agreements of $20,000,000 as of September 30, 2012.

Total investments as of September 30, 2012 were $573,557,000 compared to $508,625,000 as of December 31, 2011.   These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of September 30, 2012.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2012 totaled $10,227,000 compared to the $14,586,000 for the nine months ended September 30, 2011.  The decrease of $4,359,000 in net cash provided by operating activities was primarily related to the change in other assets.

Net cash used in investing activities for the nine months ended September 30, 2012 was $27,145,000 and compares to $45,462,000 for the nine months ended September 30, 2011. The decrease of $18,317,000 in net cash used in investing activities was primarily due to cash acquired, net of cash paid, for acquired bank branches and changes in interest bearing deposits in financial institutions, offset in part by changes in securities available-for-sale.

Net cash provided by financing activities for the nine months ended September 30, 2012 totaled $17,631,000 compared to $38,431,000 for the nine months ended September 30, 2011.  The decrease of $21,799,000 in net cash provided by financing activities was primarily due to changes in deposits, offset in part by changes in federal funds purchased and securities sold under agreements to repurchase.  As of September 30, 2012, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the nine months ended September 30, 2012, dividends paid by the Banks to the Company amounted to $6,796,000 compared to $3,963,000 for the same period in 2011.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  The quarterly dividend declared by the Company increased to $0.15 per share in 2012 from $0.13 per share in 2011.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $2,926,000 as of September 30, 2012 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

Index

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of September 30, 2012 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2012 totaled $144,054,000 and was higher than the $134,557,000 recorded as of December 31, 2011.  At September 30, 2012 and December 31, 2011, stockholders’ equity as a percentage of total assets was 12.33% and 12.99%, respectively.  As of September 30, 2012 and December 31, 2011, tangible stockholders’ equity as a percentage of tangible total assets was 11.81% and 12.99%, respectively.  The capital levels of the Company exceed applicable regulatory guidelines as of September 30, 2012.

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

In November, 2011, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock.  As of September 30, 2012, there were 56,220 shares remaining to be purchased under the plan.

Index

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2012.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2012 to July 31, 2012	-	$-	-	56,220

August 1, 2012 to August 31, 2012	-	$-	-	56,220

September 1, 2012 to September 30, 2012	-	$-	-	56,220

Total	-		-

Item 3.	Defaults Upon Senior Securities

                        Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not pplicable

Index

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

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

AMES NATIONAL CORPORATION

DATE: November 9, 2012	By: /s/ Thomas H. Pohlman

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