Form 10-K
period 2012-12-31
AMES NATIONAL CORP
filed 2013-03-12
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012.	Commission File Number 0-32637.

AMES NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 5TH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2012, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $208,509,644.  Shares of common stock beneficially owned by each executive officer and director of the Company have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock on February 28, 2013, was 9,310,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on March 18, 2013, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended.  The Company owns 100% of the stock of five banking subsidiaries consisting of two national banks and three state-chartered banks, as described below.  All of the Company’s operations are conducted in the State of Iowa and primarily within the central and north central Iowa counties of Boone, Hancock, Marshall, Polk and Story where the Company’s banking subsidiaries are located.  The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries.  The principal executive offices of the Company are located at 405 5th Street, Ames, Iowa 50010.  The Company’s telephone number is (515) 232-6251 and website address is www.amesnational.com.

The Company was organized and incorporated on January 21, 1975 under the laws of the State of Iowa to serve as a holding company for its principal banking subsidiary, First National Bank, Ames, Iowa ("First National") located in Ames, Iowa.  In 1983, the Company acquired the stock of the State Bank & Trust Co. ("State Bank") located in Nevada, Iowa; in 1991, the Company, through a newly-chartered state bank known as Boone Bank & Trust Co. ("Boone Bank"), acquired certain assets and assumed certain liabilities of the former Boone State Bank & Trust Company located in Boone, Iowa; in 1995, the Company acquired the stock of the Reliance State Bank, (formerly known as “Randall-Story State Bank”) (”Reliance Bank”) located in Story City, Iowa; and in 2002, the Company chartered and commenced operations of a new national banking organization, United Bank & Trust NA (“United Bank”), located in Marshalltown, Iowa.  First National, State Bank, Boone Bank, Reliance Bank and United Bank are each operated as a wholly owned subsidiary of the Company.  These five financial institutions are referred to in this Form 10-K collectively as the “Banks” and individually as a “Bank”.

The principal sources of Company revenue are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and the Banks; (iii) fees on trust services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks; (v) gain on the sale of loans; (vi) securities gains; and (vii) merchant and card fees.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) professional fees; (vi) business development; and (vii) Federal Deposit Insurance Corporation (the “FDIC”) insurance assessments.  The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

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

Banking Subsidiaries

First National Bank, Ames, Iowa.  First National is a nationally-chartered, commercial bank insured by the FDIC.  It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company.  First National provides full-service banking to businesses and residents within the Ames community and surrounding area. It provides a variety of products and services designed to meet the needs of the market it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships. First National conducts business out of three full-service offices, all located in the city of Ames and a full-service office in Ankeny, Iowa.

As of December 31, 2012, First National had capital of $65,418,000 and 94 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2012, 2011 and 2010 of approximately $7,193,000, $7,517,000 and $6,869,000, respectively. Total assets as of December 31, 2012, 2011 and 2010 were approximately $616,287,000, $560,753,000 and $519,836,000, respectively.

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

As of December 31, 2012, State Bank had capital of $16,858,000 and 26 full-time equivalent employees. State Bank had net income for the years ended December 31, 2012, 2011 and 2010 of approximately $2,208,000, $2,059,000 and $2,465,000, respectively. Total assets as of December 31, 2012, 2011 and 2010 were approximately $151,859,000, $148,839,000 and $135,695,000, respectively.

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

As of December 31, 2012, Boone Bank had capital of $13,734,000 and 26 full-time equivalent employees.  Boone Bank had net income for the years ended December 31, 2012, 2011 and 2010 of approximately $1,764,000, $1,828,000 and $1,736,000, respectively. Total assets as of December 31, 2012, 2011 and 2010 were approximately $123,829,000, $118,345,000 and $105,089,000, respectively.

Reliance State Bank was formerly known as “Randall-Story State Bank”, Story City, Iowa.  Reliance Bank is an Iowa, state-chartered, FDIC insured commercial bank.  Reliance Bank was organized in 1928.  Reliance Bank was acquired by the Company in 1995 through a stock transaction whereby the then shareholders of Reliance Bank exchanged all their Reliance Bank stock for stock in the Company.    On April 27, 2012 Reliance Bank completed the purchase of two bank offices of Liberty Bank, F.S.B. located in Garner and Klemme, Iowa (the “Acquisition”).   These offices were purchased for cash consideration of $5.4 million.  The contractual balance of loans receivable acquired was $47.0 million and the contractual balance of the deposits assumed was $98.1 million.  As a result of the acquisition, the Company recorded a core deposit intangible asset of $1.5 million and goodwill of $5.6 million.  Reliance Bank provides full banking services to businesses and residents within the Story City, Garner and Klemme communities and surrounding areas.  While its primary emphasis is in agricultural lending, Reliance Bank also provides the traditional lending services typically offered by community banks.  It conducts business from its main office located in Story City and two full service offices located in Garner and Klemme.

As of December 31, 2012, Reliance Bank had capital of $24,609,000 and 31 full-time equivalent employees.  Reliance Bank had net income for the years ended December 31, 2012, 2011 and 2010 of approximately $1,833,000, $1,234,000 and $1,144,000, respectively. Total assets as of December 31, 2012, 2011 and 2010 were approximately $221,799,000, $91,279,000 and $85,062,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally-chartered, commercial bank insured by the FDIC. It was newly chartered in June of 2002 and offers a broad range of deposit and loan products, as well as trust services to customers located in the Marshalltown and surrounding Marshall County area.

As of December 31, 2012, United Bank had capital of $13,345,000 and 21 full-time equivalent employees. United Bank had net income for the years ended December 31, 2012, 2011 and 2010 of approximately $1,269,000, $1,228,000 and $1,205,000, respectively.  Total assets as of December 31, 2012, 2011 and 2010 were approximately $107,627,000, $107,555,000 and $106,819,000, respectively.

Business Strategy and Operations

As a multi-bank holding company for five community banks, the Company emphasizes strong personal relationships to provide products and services that meet the needs of the Banks’ customers. The Company seeks to achieve growth and maintain a strong return on equity. To accomplish these goals, the Banks focus on small-to-medium size businesses that traditionally wish to develop an exclusive relationship with a single bank. The Banks, individually and collectively, have the size to give the personal attention required by business owners, in addition to the credit expertise to help businesses meet their goals.

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

Commercial Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations and other business entities such as municipalities where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and often times involve personal guarantees given by the owners of the business.  The types of loans the Banks offer include:

●	financing guaranteed under Small Business Administration programs
●	operating and working capital loans
•	loans to finance equipment and other capital purchases
●	commercial real estate loans
●	business lines of credit
●	term loans
●	loans to professionals
●	letters of credit

Agricultural Loans.  The Banks, by nature of their location in central and north-central Iowa, are directly and indirectly involved in agriculture and agri-business lending.  This includes short-term seasonal lending associated with cyclical crop and livestock production, intermediate term lending for machinery, equipment and breeding stock acquisition and long-term real estate lending. These loans are typically secured by the crops, livestock, equipment or real estate being financed.  The basic tenet of the Banks' agricultural lending philosophy is a blending of strong, positive cash flow supported by an adequate collateral position, along with a demonstrated capacity to withstand short-term negative impact if necessary.  Applicable governmental subsidies and affiliated programs are utilized if warranted to accomplish these parameters.  Approximately 23% of the loan portfolio consists of loans made for agricultural purposes.

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

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios of not to exceed 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination.  Fully amortized monthly repayment terms normally do not exceed twenty years.  Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 43% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is dependent on weather conditions and government programs.

Commercial and Agricultural Operating Lines - These loans are made to businesses and farm operations with terms up to twelve months. The credit needs are generally seasonal with the source of repayment coming from the entity’s normal business cycle. Cash flow reviews are completed to establish the ability to service the debt within the terms of the loan. A first priority lien on the general assets of the business normally secures these types of loans. Loan-to-value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Crop and hail insurance is required for most agricultural borrowers. Loans are generally guaranteed by the principal(s).

Commercial and Agricultural Term Loans – These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Terms are generally the lesser of five years or the useful life of the asset.  Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan to value is generally 75% of the cost or value of the assets.  Loans are normally guaranteed by the principal(s). Commercial and agricultural operating and term loans represent approximately 30% of the loan portfolio.

Residential First Mortgage Loans – Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have fixed rates of up to fifteen years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios normally do not exceed 90% without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks’ collateral position. Loans secured by one to four family residential properties represent approximately 20% of the loan portfolio.

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

Consumer Loans – Consumer loans are normally made to consumers under the following guidelines.  Automobiles - loans on new and used automobiles generally will not exceed 90% and 75% of the value, respectively.  Recreational vehicles and boats will not exceed 90% and 66% of the value, respectively.  Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Banks’ collateral position.  Unsecured - The term for unsecured loans generally does not exceed 12 months. Consumer and other loans represent approximately 3% of the loan portfolio.

Employees

At December 31, 2012, the Banks had a total of 198 full-time equivalent employees and the Company had an additional 11 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory.  Unions represent none of the employees.

Market Area

The Company operates five commercial banks with locations in Boone, Hancock, Marshall, Polk and Story Counties in central and north central Iowa.

First National is located in Ames, Iowa with a population of 59,042.  The major employers are Iowa State University, Ames Laboratories, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Sauer-Danfoss and McFarland Clinic.  First National’s primary business includes providing retail banking services and business and consumer lending. First National has a minimum exposure to agricultural lending.

Boone Bank is located in Boone, Iowa with a population of 12,635.  Boone is the county seat of Boone County.  The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and Communication Data Services. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 6,807. Nevada is the county seat of Story County.  The major employers are Print Graphics, General Financial Supply, Mid-American Manufacturing, Mid-States Millwright & Builders, Inc., Burke Corporation and Almaco.  State Bank provides various types of loans with a major agricultural presence.  It provides a wide variety of banking services including trust, deposit, ATM and debit card, and merchant card processing.

Reliance Bank is located in Story City, Iowa with a population of 3,431.  The major employers in the Story City area are Bethany Manor, American Packaging, M.H. Eby, Inc. and Record Printing.  The Bank also maintains offices in Garner, Iowa with a population of 3,129 and Klemme, Iowa with a population of 507.  The major employers in the Garner/Klemme area are Iowa Mold & Tooling and Stellar Industries.  All locations are in major agricultural areas and the Bank has a strong presence in this type of lending.  As a full service commercial bank, it provides a full line of products and services.

United Bank is located in Marshalltown, Iowa with a population of 27,775. The major employers are Iowa Veterans Home, Marshalltown School District, JBS Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and Marshalltown Medical & Surgical Center.  The Bank offers a full line of loan, deposit, and trust services. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans, automobile financing and real estate loans.

Competition

The geographic market area served by the Banks is highly competitive with respect to both loans and deposits. The Banks compete principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, finance divisions of auto and farm equipment companies, agricultural suppliers and other financial service providers. Some of these competitors are local, while others are statewide or nationwide.  The major commercial bank competitors include Great Western Bank, U.S. Bank National Association and Wells Fargo Bank, each of which an office or offices within the Banks’ primary central Iowa trade areas. Among the advantages such larger banks have are their ability to finance extensive advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. These larger banking organizations have much higher legal lending limits than the Banks and thus are better able to finance large regional, national and global commercial customers.

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

As of December 31, 2012, there were 38 FDIC insured institutions having approximately 94 locations within Boone, Hancock, Marshall, Polk and Story County, Iowa where the Banks' offices are primarily located.  First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County.

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

Sarbanes-Oxley Act.  The Sarbanes-Oxley Act was enacted in 2002 to, among other things, increase corporate responsibility and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the federal securities laws.  This act generally applies to all companies that are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  The act implements significant changes in the responsibilities of officers and directors of public companies and makes certain changes to the corporate reporting obligation of those companies and their external auditors.  Among the requirements and prohibitions addressed by the act are certifications required by CEOs and CFOs of periodic reports filed with the SEC; accelerated reporting of stock transactions by directors, officers and large shareholders; prohibitions against personal loans from companies to directors and executive officers (except loans made in the ordinary course of business); requirements for public companies’ audit committees; requirements for auditor independence; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and executive officers in the 12-month period following initial publication of any financial statements that later require restatement; various increased criminal penalties for violations of securities laws; and the creation of a public company accounting oversight board.  Rules adopted by the SEC to implement various provisions of the act include CEO and CFO certifications related to fair presentation of financial statements and financial information in public filings, as well as management’s evaluation of disclosure controls and procedures; disclosure of whether any audit committee members qualify as a “financial expert”; disclosures related to audit committee composition and auditor pre-approval policies; disclosure related to adoption of a written code of ethics; reconciling non-generally accepted accounting principles (“GAAP”) financial information with GAAP in public communications; disclosure of off-balance sheet transactions; and disclosure related to director independence and the director nomination process.  The Company has adopted modifications to its corporate governance procedures to comply with the provisions of the act and regulations.

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

Financial Holding Company.  Under the Financial Services Modernization Act, eligible bank holding companies may elect (with the approval of the Federal Reserve) to become a "financial holding company."  Financial holding companies are permitted to engage in certain financial activities through affiliates that had previously been prohibited activities for bank holding companies.  Such financial activities include securities and insurance underwriting and merchant banking.  At this time, the Company has not elected to become a financial holding company, but may choose to do so at some time in the future.

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

First National and United Bank are national banks subject to primary federal regulation and supervision by the Office of Comptroller of the Currency (“OCC”).  The FDIC, as an insurer of the deposits, also has some limited regulatory authority over First National and United Bank. State Bank, Boone Bank and Reliance Bank are state banks subject to regulation and supervision by the Iowa Division of Banking. The three state Banks are also subject to regulation and examination by the FDIC, which insures their respective deposits to the maximum extent permitted by law. The federal laws that apply to the Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and the deposit insurance fund of the FDIC and not to protect stockholders of such institutions or their holding companies.

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

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with applicable risk-based capital level requirements as of December 31, 2012.

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

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized."  Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized.  As of December 31, 2012 each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

First National Bank and United Bank, as a national bank, generally may pay dividends, without obtaining the express approval of the OCC, in an amount up to its retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year.  Retained net profits as defined by the OCC, consists of net income less dividends declared during the period.  Boone Bank, Reliance Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits.  Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

Reserves Against Deposits

The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits.  Generally, reserves of 3% must be maintained against total transaction accounts of $79,500,000 or less (subject to an exemption not in excess of the first $12,400,000 of transaction accounts).  A reserve of $2,385,000 plus 10% of amounts in excess of $79,500,000 must be maintained in the event total transaction accounts exceed $79,500,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements.  Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

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

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	49	President and Director of First National.

Kevin G. Deardorff	57	Vice President & Technology Director of the Company.

Curtis A. Hoff	50	Named President and Director of United Bank on January 1, 2012. Previously served as an Executive Vice President of United Bank and Senior Vice President of State Bank.

Stephen C. McGill	57	President and Director of State Bank.

John P. Nelson	46	Vice President, Secretary and Treasurer of Company. Director and Chairman of Reliance Bank.

Thomas H. Pohlman	61	President and Director of the Company. Director and Chairman of First National, State Bank, Boone Bank and United Bank.

Jeffrey K. Putzier	50	President and Director of Boone Bank.

Richard J. Schreier	44	Named President of Reliance Bank in May, 2008. Director of Reliance Bank. Previously served as Senior Vice President of lending at Reliance Bank.

ITEM 1A.	RISK FACTORS

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

General Business, Economic and Political Conditions

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

The recent national and global economic downturn resulted in extreme levels of market volatility locally, nationally and internationally.  This downturn depressed the overall market value of financial institutions, limited industry access to capital, and had a material adverse effect on the financial condition or results of operations of banking companies in general, including the Company.

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

Risks Associated with Loans

A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company’s loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations.  During 2012, the Company’s allowance for loan losses and its level of impaired loans decreased by $133,000 and $1,189,000, respectively, over 2011 figures.  These amounts may increase during 2013, if economic conditions which impact the Company’s borrowers would deteriorate or worsen.

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

Other Real Estate Owned

Other real estate owned consists of real estate collateral that the Company has received in foreclosure, or accepted in lieu of foreclosure, of impaired loans.  The carrying value of the Company’s holdings of other real estate owned increased to $9,911,000 as of December 31, 2012 from $9,538,000 as of December 31, 2011, primarily due to transfers from loan receivables exceeding sales of other real estate owned.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  These independent appraisals or evaluations are performed periodically by management with respect to current and any future other real estate owned, and any subsequent write-downs will be recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.  Due to potential changes in economic conditions, it is reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

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

Concentration of Operations

The Company’s operations are concentrated primarily in central Iowa. As a result of this geographic concentration, the Company’s results may correlate to the economic conditions in this area.  Any deterioration in economic conditions in central Iowa, particularly in the industries on which the area depends (including agriculture which, in turn, is dependent upon weather conditions and government support programs), may adversely affect the quality of the Company’s loan portfolio and the demand for the Company’s products and services, and accordingly, its financial condition and results of operations.

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

Information Security

The Company depends on data processing, communication and information exchange on a variety of computing platforms and networks and over the internet.  The Company cannot be certain all of its systems are entirely free from vulnerability to attack, despite safe guards which have been installed.  Additionally, the Company relies on and does business with a variety of third-party service providers and vendors with respect to the Company’s business, data and communications needs.  If information security is breached, or one of the Company’s service providers or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to the Company or damages to others.  If information security is breached, the Company’s financial condition, results of operations and future prospects could be adversely affected.

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

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and, among many other things, establishes the new federal BCFP and requires the BCFP and other federal agencies to implement many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company’s and the Banks’ business. Compliance with the new law and regulations may result in additional costs, which could be significant, and could adversely impact the Company’s results of operations, financial condition or liquidity.

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

Reliance Bank conducts its business from its main office located at 606 Broad Street, Story City, Iowa.  Reliance also has full services offices located in Garner and Klemme, Iowa.  All properties are owned by Reliance Bank free of any mortgage.

United Bank conducts its business from its main office located at 2101 South Center Street, Marshalltown, Iowa.  The 5,200 square foot premise was constructed in 2002.  In 2005, United Bank purchased an office location at 29 S. Center Street in Marshalltown that is 1,972 square feet.  All properties are owned by United Bank free of any mortgage.

The property the Company owns is located at 2330 Lincoln Way, Ames, Iowa consisting of a multi-tenant building of approximately 16,000 square feet.  First National leases 5,947 square feet of this building to serve as its University Office and remaining rentable space is leased to five tenants for business purposes.  The Company owns a real estate property adjacent to 2330 Lincoln Way at 2318 Lincoln Way which consists of a single story commercial building with 2,400 square feet of leased space that is currently leased by one tenant for business purposes.

ITEM 3.	LEGAL PROCEEDINGS

The Banks are from time-to-time parties to various legal actions arising in the normal course of business.  The Company believes that there is no threatened or pending proceeding against the Company or the Banks, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company or the Banks.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 28, 2013, the Company had approximately 454 shareholders of record and an estimated 1,065 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts.  The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”.  Trading in the Company’s common stock is, however, relatively limited.  The closing price of the Company’s common stock was $20.70 on February 28, 2013.

Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

	2012			2011
	Market Price			Market Price
Quarter	High	Low	Quarter	High	Low
1st	$24.00	$18.30	1st	$21.92	$17.13
2nd	$24.00	$19.51	2nd	$19.25	$16.55
3rd	$23.72	$20.06	3rd	$18.75	$14.15
4th	$21.99	$18.39	4th	$19.88	$15.25

The Company declared aggregate annual cash dividends in 2012 and 2011 of approximately $5,587,000 and $4,876,000, respectively, or $0.60 per share in 2012 and $0.52 per share in 2011.  In February 2013, the Company declared a cash dividend of approximately $1,490,000 or $0.16 per share. Quarterly dividends declared during the last two years were as follows:

	2012	2011
Quarter	Cash dividends	Cash dividends
	declared per share	declared per share
1st	$0.15	$0.13
2nd	$0.15	$0.13
3rd	$0.15	$0.13
4th	$0.15	$0.13

The decision to declare cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors of the Company and will be subject to, among other things, the future earnings, capital requirements and financial condition of the Company and certain regulatory restrictions imposed on the payment of dividends by the Banks.  Such restrictions are discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and in Note 15 (Regulatory Matters) to the Company’s financial statements included herein.

The following performance graph provides information regarding cumulative, five-year total return on an indexed basis of the Company's common stock as compared with the NASDAQ Composite Index, the SNL Midwest OTC_BB and Pink Banks (“Midwest OTC Bank Index”) and the SNL Bank NASDAQ Index (“NASDAQ Bank Index”) prepared by SNL Financial L.C. of Charlottesville, Virginia (www.snl.com). The Midwest OTC Bank Index reflects the performance of 136 bank holding companies operating principally in the Midwest as selected by SNL Financial. The NASDAQ Bank Index is comprised of 272 bank and bank holding companies listed on the NASDAQ market throughout the United States. The indexes assume the investment of $100 on December 31, 2007, in the Company’s common stock, the NASDAQ Composite Index, Midwest OTC Bank Index and the NASDAQ Bank Index with all dividends reinvested. The Company’s stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Ames National Corporation	100.00	143.40	116.90	122.73	113.51	131.00
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank NASDAQ	100.00	72.62	58.91	69.51	61.67	73.51
SNL Midwest OTC-BB and Pink Banks	100.00	74.53	63.59	67.50	66.87	77.21

In November, 2012, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in November, 2011) that expired in November, 2012.  The Company did not purchase any shares in 2012 under either of the Stock Repurchase Plans that were in effect during 2012.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2012.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2012 to October 31, 2012 (1)	-	$-	-	-

November 1, 2012 to November 30, 2012 (2)	-	$-	-	100,000

December 1, 2012 to December 31, 2012 (2)	-	$-	-	100,000

Total	-		-

(1)
This plan expired on November 9, 2012 and no shares remain available for purchase under this plan as a result of the expiration.  No purchases were made under this plan during October or November, 2012.

(2)
This plan was approved and became effective on November 14, 2012 and authorized the purchase of 100,000 shares.  This plan is scheduled to expire on November 14, 2013.  No purchases were made under this plan during November or December, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2008 through 2012 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Selected Financial Data

	Years Ended December 31,

(dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008

STATEMENT OF INCOME DATA
Interest income	$38,072	$37,616	$37,294	$38,891	$45,514
Interest expense	5,752	6,730	7,775	10,226	16,402

Net interest income	32,320	30,886	29,519	28,665	29,112
Provision for loan losses	22	533	664	1,558	1,313

Net interest income after provision for loan losses	32,298	30,353	28,855	27,107	27,799
Noninterest income (loss)	7,435	6,970	6,836	6,774	(3,111)
Noninterest expense	20,803	18,852	18,221	22,582	17,491

Income before provision for income tax	18,930	18,471	17,470	11,299	7,197
Provision for income tax	4,748	4,550	4,504	2,293	845

Net income	$14,182	$13,921	$12,966	$9,006	$6,352

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$5,587	$4,876	$4,150	$3,773	$10,564
Cash dividends declared per share	$0.60	$0.52	$0.44	$0.40	$1.12
Basic and diluted earnings per share	$1.52	$1.48	$1.37	$0.95	$0.67
Weighted average shares outstanding	9,310,913	9,399,076	9,432,915	9,432,915	9,431,393

BALANCE SHEET DATA
Total assets	$1,217,692	$1,035,564	$962,975	$915,570	$858,141
Net loans	510,126	438,651	418,094	415,434	452,880
Deposits	1,004,732	818,705	743,862	722,164	664,795
Stockholders' equity	144,736	134,557	121,363	112,340	103,837
Equity to assets ratio	11.89%	12.99%	12.60%	12.27%	12.10%

	Years Ended December 31,
	2012	2011	2010	2009	2008

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$14,182	$13,921	$12,966	$9,006	$6,352
Average assets	1,142,667	1,009,231	928,610	880,057	857,705
Average stockholders' equity	140,716	128,679	118,889	108,412	107,794

Return on assets (net income divided by average assets)	1.24%	1.38%	1.40%	1.02%	0.74%
Return on equity (net income divided by average equity)	10.08%	10.82%	10.91%	8.31%	5.89%
Net interest margin (net interest income divided by average earning assets)	3.35%	3.60%	3.74%	3.78%	3.94%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	52.33%	49.80%	50.12%	63.72%	67.27%
Dividend payout ratio (dividends per share divided by net income per share)	39.47%	35.14%	32.12%	42.11%	167.16%
Dividend yield (dividends per share divided by closing year-end market price)	2.74%	2.67%	2.03%	1.89%	4.22%
Equity to assets ratio (average equity divided by average assets)	12.31%	12.75%	12.80%	12.32%	12.57%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion is provided for the consolidated operations of the Company and its Banks. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks and the managing of its own bond, equity and loan portfolios.  Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker-dealer.  The Company employs eleven individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems and the coordination of management activities, in addition to 198 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flows are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and the Banks; (iii) fees on trust services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks; (v) gain on the sale of loans held for sale; (vi) securities gains; and (vii) merchant and card fees.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (vi) professional fees; (vi) business development; and (vii) FDIC insurance assessments.   The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company reported net income of $14,182,000 for the year ended December 31, 2012 compared to $13,921,000 and $12,966,000 reported for the years ended December 31, 2011 and 2010, respectively. This represents an increase in net income of 1.9% when comparing 2012 with 2011. The increase in net income in 2012 from 2011 was primarily the result of improved net interest income, lower provision for loan losses and a higher gain on sale of loans held for sale, offset in part by higher salaries and benefits and other noninterest expense.  The Acquisition, described in Item 1 of this Report, contributed to increases in net interest income, noninterest income and noninterest expense.  The increase in net income in 2011 from 2010 was primarily the result of improved net interest income and lower FDIC insurance assessment, offset in part by higher salaries and benefits and other real estate owned costs.  Earnings per share for 2012 were $1.52 compared to $1.48 in 2011 and $1.37 in 2010.  All five Banks demonstrated profitable operations during 2012.

The Company’s return on average equity for 2012 was 10.08% compared to 10.82% and 10.91% in 2011 and 2010, respectively, and the return on average assets for 2012 was 1.24% compared to 1.38% in 2011 and 1.40% in 2010.  The decrease in return on average equity and assets when comparing 2012 to 2011 was primarily a result of increased average assets and equity.  The decrease in return on average equity and assets when comparing 2011 to 2010 was primarily a result of increased average assets and equity.

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

●
If interest rates increase significantly over a relatively short period of time due to improving national employment or higher inflationary numbers, the interest rate environment may present a challenge to the Company.  Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense may increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

●
If market interest rates in the three to five year levels remain at historically low levels as compared to the short term interest rates, the interest rate environment may present a challenge to the Company.   The Company’s earning assets (typically priced at market interest rates in the three to five year range) will reprice at lower interest rates, but the deposits will not reprice at significantly lower interest rates, therefore the net interest income may decrease.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

●
Other real estate owned amounted to $9.9 million and $9.5 million as of December 31, 2012 and 2011, respectively.  Other real estate owned costs amounted to $483,000, $434,000 and $95,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

●
The full compliance burden and impact on the Company’s operations and profitability with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation.  Hundreds of new federal regulations, studies and reports are required under the Dodd-Frank Act and not all of them have been finalized.  Although certain provisions of the Dodd-Frank Act have been implemented, federal rules and policies in this area will be further developing for months and years to come.  Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that the Banks, as well as the Company, will be subject to significantly increased regulation and compliance obligations that will expose the Company to higher costs as well as noncompliance risk and consequences.

●
The Consumer Financial Protection Bureau, established under the Dodd-Frank Act, has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof” with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”).  The term “abusive” is new and untested, and because Bureau officials have indicated that compliance will be achieved through enforcement rather than the issuance of regulations, the Company cannot predict to what extent the Bureau’s future actions will have on the banking industry or the Company.  The full reach and impact of the Bureau’s broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown.  Notwithstanding the foregoing, insured depository institutions with assets of $10 billion or less (such as the Banks) will continue to be supervised and examined by their primary federal regulators, rather than the Bureau, with respect to compliance with federal consumer protection laws.  To date, the Bureau has finalized a number of regulations affecting non-bank entities that offer consumer financial products and services, including those related to “larger participants” (over which the Bureau will have supervisory authority). In addition, with respect to all entities subject to Bureau enforcement activity, the Bureau has issued final rules with respect to the confidential treatment of privileged information and rules of practice for adjudicatory proceedings.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 7,083 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Year Ended December 31,
	2012		2011		2010
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.24%	1.00%	1.38%	0.88%	1.40%	0.66%

Return on equity	10.08%	8.92%	10.82%	7.86%	10.91%	5.99%

Net interest margin	3.35%	3.42%	3.60%	3.60%	3.74%	3.76%

Efficiency ratio	52.33%	61.60%	49.80%	61.37%	50.12%	57.22%

Capital ratio	12.31%	9.15%	12.75%	9.09%	12.80%	8.90%

Key performance indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company’s return on assets ratio is higher than that of the industry, primarily as a result of the Company’s lower provision for loan losses and non-interest expense relative to the industry.

●	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company.  The Company’s return on equity ratio is higher than the industry primarily as a result of the Company’s lower provision for loan losses and non-interest expense relative to the industry, offset in part by a higher capital ratio.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2012:

Net Income Is More Than a Third Higher Than in Fourth Quarter 2011

Bolstered by higher noninterest income and lower provisions for loan losses, earnings at FDIC-insured institutions in fourth quarter 2012 posted a $9.3 billion (36.9%) increase over the total for fourth quarter 2011. The $34.7 billion in fourth-quarter net income was the highest total for a fourth quarter since 2006. Well over half of all institutions—60%—reported year-over-year improvement in quarterly earnings, while the share of institutions reporting net losses for the quarter fell to 14%, from 20% a year earlier. The average return on assets (ROA) rose to 0.97% from 0.73% in fourth quarter 2011.

Noninterest Income Rebounds From Year-Earlier Weakness

The $10 billion (18.2%) year-over-year improvement in noninterest income was driven primarily by higher gains on loan sales (up $2.4 billion, or 132.4%, over fourth quarter 2011), increased trading revenue (up $1.9 billion, or 75.3%), and reduced losses on sales of foreclosed property (down $1.2 billion, or 72%). Additionally, noninterest income at some large banks was adversely affected a year ago by appreciation in the fair values of their liabilities; the absence of similar accounting losses in this quarter’s results also helped to improve noninterest income. Overall, almost two out of every three banks (62.3%) reported year-over-year increases in noninterest income.

Insured Institutions Continue to Reduce Their Loss Provisions

Banks set aside $15.1 billion in loan-loss provisions in the fourth quarter, a $4.9 billion (24.6%) reduction compared with fourth quarter 2011. This is the smallest fourth-quarter loss provision since 2006, and marks the 13th consecutive quarter with a year-over-year decline in loss provisions. More than half of all institutions—53.6%—reported lower loss provisions.

Banks See Margins Erode

The increase in noninterest income and reduction in loss provisions helped offset a $2.7 billion (2.5%) year-over-year decline in net interest income. Fourth-quarter net interest income totaled $104.4 billion, compared with $107.1 billion a year ago. This is the lowest quarterly total since fourth quarter 2009, when the industry had $1.4 trillion less in interest-bearing assets. The average net interest margin (NIM) fell to 3.32%, from 3.57% in fourth quarter 2011, as average asset yields declined more rapidly than average funding costs. This is the lowest quarterly NIM for the industry since fourth quarter 2007. More than two-thirds of all banks—67.9%—reported year-over-year NIM declines.

Full-Year Earnings Are Second Highest Ever

Full-year net income totaled $141.3 billion, a $22.9 billion (19.3%) improvement over 2011. This is the second-highest annual earnings ever reported by the industry, after the $145.2 billion total in 2006, when the industry had $2.7 trillion less in assets. The average ROA rose to 1.00% from 0.88% in 2011. The largest contribution to the increase in earnings came from reduced provisions for loan losses, which fell by $19.3 billion (24.9%). Noninterest income was $18.4 billion (8%) higher than in 2011, thanks to an $11.2 billion (174.4%) increase in gains on loan sales, a $6.8 billion (93.9%) increase in servicing income, and a $2.4 billion (51.8%) reduction in losses on foreclosed property sales. The improvement in noninterest income was limited by a $12.4 billion negative swing in results from trading credit exposures. Net interest income was $1.3 billion (0.3%) lower than in 2011, as the full-year NIM fell from 3.60% to 3.42%. Realized gains on securities and other assets added $4.2 billion (75.7%) more to pretax earnings than a year earlier.

Loan Losses Improve Across All Loan Categories

Asset quality indicators continued to improve in the fourth quarter. Net charge-offs (NCOs) totaled $18.6 billion, down $7 billion (27.4%) from fourth quarter 2011. This is the 10th consecutive quarter that NCOs have declined. It is the lowest quarterly NCO total since fourth quarter 2007. All major loan categories showed year-over-year improvement in quarterly NCO amounts. The largest declines occurred in 1-to-4 family residential mortgages, where quarterly NCOs fell by $1.5 billion (29.3%), in real estate construction and development loans, where NCOs declined by $1.3 billion (62.6%), in credit cards, where NCOs were $1 billion (14.1%) lower, and in loans to commercial and industrial (C&I) borrowers, where NCOs were also $1 billion (39.7%) lower.

Noncurrent Rate Declines to Four-Year Low

The amount of loans that were noncurrent (90 days or more past due or in nonaccrual status) declined by $16.1 billion (5.5%) during the quarter. At year-end, noncurrent loan balances totaled $276.8 billion, compared with $292.8 billion at the end of the third quarter. The percentage of total loans and leases that were noncurrent fell from 3.86% to 3.60%, the lowest level since the end of 2008. Noncurrent balances fell in all major loan categories in the fourth quarter. Noncurrent 1-to-4 family residential mortgage balances declined by $6.4 billion (3.5%), while noncurrent real estate construction and development loans fell by $3.6 billion (17.3%), and noncurrent nonfarm nonresidential real estate loans declined by $3.1 billion (9.2%).

Coverage of Noncurrent Loans Improves Despite Reduction in Reserves

 Insured institutions reduced their reserves for loan losses by $5 billion (3%) in the fourth quarter, as fourth-quarter loss provisions replenished only $15.1 billion of the $18.6 billion taken out of reserves by NCOs. This is the 11th consecutive quarter that the industry’s reserve balances have declined. The trend toward lower reserves continues to be led by larger institutions. More institutions added to their reserves than reduced them (48.8% versus 43.5%, respectively). Despite the overall reduction in reserves, the larger decline in noncurrent loan balances at insured institutions meant that the industry’s coverage ratio of reserves to noncurrent loans increased from 57.0% to 58.5% during the quarter.

Decline in Securities Values Contributes to Reduction in Equity Capital

Total equity capital fell by $5.6 billion (0.3%) in the fourth quarter. The decline reflected a $7.2 billion decrease in accumulated other comprehensive income, as unrealized gains on securities held for sale fell by $7.6 billion (10.4%). For the industry as a whole, retained earnings made no contribution to equity formation in the fourth quarter, as declared dividends of $35.5 billion exceeded the $34.7 billion in quarterly net income. The high level of dividends was the result of a large quarterly dividend declared at one institution. A majority of institutions, 55.2%, added to their equity capital during the quarter.

Loan Balances Increase for Sixth Time in Seven Quarters

Total assets increased by $227.8 billion (1.6%). Loans accounted for more than half of the increase, as net loan and lease balances rose by $123.2 billion (1.7%). Loan growth was led by C&I loans (up $53.4 billion, or 3.7%), credit cards (up $28.2 billion, or 4.2%), and nonfarm nonresidential real estate loans (up $14.6 billion, or 1.4%). Home equity loan balances fell by $12.6 billion (2.2%) during the quarter, while balances of real estate construction and development loans declined by $6.6 billion (3.1%). Loans to small businesses and farms increased by $1.7 billion (0.3%), as small C&I loans (original amounts of $1 million or less) rose by $5.3 billion (1.9%), and small farmland loans (original amounts of $500,000 or less) increased by $234 million (0.6%). Cash and balances due from depository institutions increased by $87.2 billion (6.4%), as banks increased their balances with Federal Reserve banks by $60.2 billion (9.1%). Banks’ investment securities portfolios grew by $23.5 billion (0.8%) during the quarter.

Large Denomination Deposit Balances Surge

Total deposits increased by $313.1 billion (3%), as deposits in domestic offices posted a record $386.8 billion (4.3%) increase. Most of the growth consisted of large denomination deposits. Balances in accounts of more than $250,000 increased by $348.5 billion (8.2%). Uninsured deposit balances increased by $252.7 billion (12.7%), while balances in noninterest-bearing transaction accounts above the basic FDIC coverage level of $250,000 that had temporary full FDIC coverage through the end of 2012 increased by $49.5 billion (3.3%). Banks reduced their nondeposit liabilities by $76.9 billion (3.7%), and their foreign office deposits by $73.7 billion (5.1%).

Quarterly Failures Decline to 4 ½ Year Low

In the fourth quarter, the number of insured commercial banks and savings institutions reporting financial results fell from 7,181 to 7,083. During the quarter, 88 institutions were merged into other banks, and eight insured institutions failed. This is the smallest number of failures in a quarter since second quarter 2008. For the sixth quarter in a row, no new reporting institutions were added. The year 2012 is the first in FDIC history that no new reporting institutions were added, and the second year in a row with no start-up de novo charters (the three new reporters in 2011 were all charters created to absorb failed banks). The number of institutions on the FDIC’s “Problem List” declined for a seventh consecutive quarter, from 694 to 651. Total assets of “problem” institutions fell from $262 billion to $233 billion. During the fourth quarter, insured institutions increased the number of their employees by 4,259 (0.2%).

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

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” accompanying the Company’s audited financial statements.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified the allowance for loan losses, valuation of other real estate owned, the assessment of other-than-temporary impairment for certain financial instruments and the assessment of goodwill and intangible assets  to be the Company’s most critical accounting policies.

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

Goodwill and Intangible Assets

Goodwill and the core deposit intangible asset arose in connection with the acquisition of the Garner and Klemme, Iowa offices by Reliance State Bank on April 27, 2012.  These assets are tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   At December 31, 2012, Company management completed the goodwill impairment analysis and determined goodwill was not impaired.  Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

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

ASSETS
	2012			2011			2010

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$80,664	$3,985	4.94%	$75,954	$3,951	5.20%	$68,905	$3,869	5.61%
Agricultural	60,925	3,381	5.55%	44,866	2,491	5.55%	41,941	2,443	5.82%
Real estate	322,681	16,408	5.08%	289,586	16,041	5.54%	284,515	16,542	5.81%
Consumer and other	18,429	987	5.36%	20,962	1,117	5.33%	22,327	1,207	5.41%

Total loans (including fees)	482,699	24,761	5.13%	431,368	23,600	5.47%	417,688	24,061	5.76%

Investment securities
Taxable	282,972	6,059	2.14%	262,894	6,993	2.66%	239,853	6,965	2.90%
Tax-exempt (2)	254,117	10,408	4.10%	221,679	10,077	4.55%	183,541	8,875	4.84%

Total investment securities	537,089	16,467	3.07%	484,573	17,070	3.52%	423,394	15,840	3.74%

Interest bearing deposits and federal funds sold	54,181	484	0.89%	39,257	466	1.19%	32,130	489	1.52%

Total interest-earning assets	1,073,969	$41,712	3.88%	955,198	$41,136	4.31%	873,212	$40,390	4.63%

Noninterest-earning assets
Cash and due from banks	21,926			18,065			19,544
Premises and equipment, net	11,866			11,421			11,718
Other, less allowance for loan losses	34,906			24,547			24,136

Total noninterest-earning assets	68,698			54,033			55,398

TOTAL ASSETS	$1,142,667			$1,009,231			$928,610

(1) Average loan balance includes nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.
(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2012			2011			2010

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	$520,487	$1,153	0.22%	$436,419	$1,278	0.29%	$386,010	$1,369	0.35%
Time deposits > $100,000	102,033	1,298	1.27%	103,175	1,620	1.57%	89,290	1,651	1.85%
Time deposits < $100,000	152,585	2,021	1.32%	140,894	2,415	1.71%	147,453	3,076	2.09%

Total deposits	775,105	4,472	0.58%	680,488	5,313	0.78%	622,753	6,096	0.98%
Other borrowed funds	72,077	1,280	1.78%	83,085	1,417	1.70%	87,758	1,679	1.91%

Total interest-bearing liabilities	847,182	5,752	0.68%	763,573	6,730	0.88%	710,511	7,775	1.09%

Noninterest-bearing liabilities
Demand deposits	147,438			111,530			94,286
Other liabilities	7,331			5,449			4,924

Stockholders' equity	140,716			128,679			118,889

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,142,667			$1,009,231			$928,610

Net interest income		$35,960	3.35%		$34,406	3.60%		$32,615	3.74%

Spread Analysis
Interest income/average assets		$41,712	3.65%		$41,136	4.08%		$40,390	4.35%
Interest expense/average assets		5,752	0.50%		6,730	0.67%		7,775	0.84%
Net interest income/average assets		35,960	3.15%		34,406	3.41%		32,615	3.51%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate.  For example, real estate loan interest income increased $367,000 in 2012 compared to 2011.  Increased volume of real estate loans increased income in 2012 by $1,755,000 and lower interest rates decreased interest income in 2012 by $1,388,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

	2012 Compared to 2011			2011 Compared to 2010
(dollars in thousands)
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
Interest income
Loans
Commercial	$238	$(204)	$34	$378	$(296)	$82
Agricultural	890	0	890	165	(117)	48
Real estate	1,755	(1,388)	367	287	(788)	(501)
Consumer and other	(136)	6	(130)	(73)	(17)	(90)

Total loans (including fees)	2,747	(1,586)	1,161	757	(1,218)	(461)

Investment securities
Taxable	506	(1,440)	(934)	634	(606)	28
Tax-exempt	1,388	(1,057)	331	1,759	(557)	1,202

Total investment securities	1,894	(2,497)	(603)	2,393	(1,163)	1,230

Interest bearing deposits and federal funds sold	152	(134)	18	96	(119)	(23)

Total interest-earning assets	4,793	(4,217)	576	3,246	(2,500)	746

Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	215	(340)	(125)	161	(252)	(91)
Time deposits > $100,000	(18)	(304)	(322)	238	(269)	(31)
Time deposits < $100,000	188	(582)	(394)	(130)	(531)	(661)

Total deposits	385	(1,226)	(841)	269	(1,052)	(783)

Other borrowed funds	(199)	62	(137)	(85)	(177)	(262)

Total interest-bearing liabilities	186	(1,164)	(978)	184	(1,229)	(1,045)

Net interest income-earning assets	$4,607	$(3,053)	$1,554	$3,062	$(1,271)	$1,791
(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest bearing liabilities.  The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income.  Refer to the tables preceding this paragraph for additional detail.  Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities.  Net interest income divided by average earning assets is referred to as net interest margin.  For the years December 31, 2012, 2011 and 2010, the Company's net interest margin was 3.35%, 3.60% and 3.74%, respectively.

Net interest income during 2012, 2011 and 2010 totaled $32,320,000, $30,886,000 and $29,519,000, respectively, representing a 5% increase in 2012 compared to 2011 and a 5% increase in 2011 from 2010.  Net interest income increased in 2012 as compared to 2011 due primarily to increases in average interest-earning assets and lower rates on deposits, offset in part by declines in yields on loans and investments.  Net interest income increased in 2011 as compared to 2010 due primarily to increases in average interest-earning assets and lower rates on deposits, offset in part by declines in yields on loans and investments.

The high level of competition in the local markets will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s largest market, Ames, Iowa, has ten banks, six credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other communities creating similarly competitive environments.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses.  The Company’s provision for loan losses for the year ended December 31, 2012 was $22,000 compared to $533,000 for the previous year. The lower provision for loan losses in 2012 as compared to 2011 was due primarily to improved credit quality indicators such as lower past due, impaired and classified loans, as well as a decrease in the allowance for loan loss on impaired loans.  These factors were offset in part by an increase in the loan portfolio.  The Company’s provision for loan losses for the year ended December 31, 2011 was $533,000 compared to $664,000 for the previous year. The lower provision for loan losses in 2011 as compared to 2010 was due primarily to lower net charge offs, offset in part by a higher provision for loan losses on impaired loans for the year ended December 31, 2011 as compared to the year ended December 31, 2010.    Refer to the “Asset Quality and Credit Risk Management” discussion for additional details with regard to loan loss provision expense.

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

Noninterest Income and Expense

Total noninterest income is comprised primarily of fee-based revenues from trust and agency services, bank-related service charges on deposit activities, net securities gains, merchant and card fees related to electronic processing of merchant and cash transactions and gain on the sale of loans held for sale.

Noninterest income during the years ended 2012, 2011 and 2010 totaled $7,435,000, $6,970,000 and $6,836,000, respectively.  The higher non-interest income in 2012 as compared to 2011 related primarily to gain on the sale of loans held for sale, merchant and card fees and service fees, offset in part by decreases in security gains and an other-than-temporary impairment of an equity security.  The increase in gain on sale of loans held for sale is due primarily to increased loan origination volume due to lower market interest rates.  The increase in merchant and card fees was due primarily to pricing and volume increases as well as the Acquisition.  The higher non-interest income in 2011 as compared to 2010 related primarily to gain on the sale of loans held for sale and trust services income, offset in part by decreases in service fees.  The increase in gain on sale of loans held for sale is due primarily to increased loan origination volume.  The increase in trust department income was due primarily to increases in the number of customer relationships and income related to improving fair values for fee based managed assets.  The decrease in service charges was primarily due to lower overdraft fees due in part to regulatory changes associated with the Dodd-Frank Act.  Excluding securities gains and other-than-temporary impairment in 2012 and 2011, noninterest income increased 18.6% in 2012 as compared to 2011.  Excluding securities gains in 2011 and 2010, noninterest income increased 1.4% in 2011 as compared to 2010.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds.  Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 60% of noninterest expenses in 2012.

Noninterest expense during the years ended 2012, 2011 and 2010 totaled $20,803,000, $18,852,000 and $18,221,000, respectively, representing a 10.3% increase in 2012 compared to a 3.5% increase in 2011.  The primary reason for the increase in 2012 was higher salaries and employee benefit costs, professional fees, core deposit intangible amortization and other operating expenses.  The higher salaries and employee benefit costs are primarily due to normal salary increases and the Acquisition.  The higher professional fees and other operating expenses are primarily due to the Acquisition.  The primary reason for the increase in 2011 was higher salaries and employee benefit costs and other real estate owned costs, offset in part by a decrease in FDIC insurance assessments.  The higher salaries and employee benefit costs are primarily due to normal salary increases, higher incentive pay and one time personnel costs.  The higher 2011 other real estate owned costs are primarily due to impairment write downs.  The lower FDIC insurance assessments are due primarily to lower assessment rates.  The percentage of noninterest expense to average assets was 1.82% in 2012, compared to 1.87% and 1.96% during 2011 and 2010, respectively.

Provision for Income Taxes

The provision for income taxes for 2012, 2011 and 2010 was $4,748,000, $4,550,000 and $4,504,000, respectively. This amount represents an effective tax rate of 25% during 2012, compared to 25% and 26% for 2011 and 2010, respectively.  The Company's marginal federal income tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

Balance Sheet Review

The Company’s assets are comprised primarily of loans and investment securities.  Average earning asset maturity or repricing dates  are five years or less for the combined portfolios as the assets are funded for the most part by short term deposits with either immediate availability or less than one year average maturities.  This exposes the Company to risk with regard to changes in interest rates that are more fully explained in Item 7A of this Annual Report “Quantitative and Qualitative Disclosures about Market Risk”.

Total assets increased to $1,217,692,000 in 2012 compared to $1,035,564,000 in 2011, a 17.6% increase.  The increase in assets was due primarily to the Acquisition and an increase in securities available-for-sale and loans, funded primarily by a growth in deposits.

Loan Portfolio

Net loans as of December 31, 2012 totaled $510,126,000, an increase of 16.3% from the $438,651,000 as of December 31, 2011. The increase in loans was primarily due to the Acquisition.  Loans are the primary contributor to the Company’s revenues and cash flows.  The average yield on loans was 206 and 195 basis points higher in 2012 and 2011, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2012.

	2012	2011	2010	2009	2008
(dollars in thousands)
Real Estate
Construction	$17,077	$23,631	$19,597	$22,864	$35,326
1-4 family residential	104,268	94,262	88,933	91,673	95,988
Commercial	178,660	147,500	139,370	141,741	153,366
Agricultural	43,868	32,503	31,931	30,788	33,547
Commercial	80,264	75,958	78,173	69,031	76,653
Agricultural	77,483	52,179	45,630	42,356	40,324
Consumer and other	16,340	20,754	22,052	24,693	24,528

Total loans	517,960	446,787	425,686	423,146	459,732
Deferred loan fees, net	62	231	71	60	72

Total loans net of deferred fees	$517,898	$446,556	$425,615	$423,086	$459,660

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans.  As of December 31, 2012, gross loans totaled approximately $518 million, which equals approximately 51.6% of total deposits and 42.5% of total assets. The Company’s peer group (consisting of 349 bank holding companies with total assets of $1 to $3 billion) loan to deposit ratio as of September 30, 2012 was a much higher 77%.  The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy and a higher level of deposits.  As of December 31, 2012, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2012

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

		After one
		year but
	Within	within	After
	one year	five years	five years	Total
(dollars in thousands)

Real Estate
Construction	$7,591	$8,609	$877	$17,077
1-4 family residential	24,693	33,581	45,994	104,268
Commercial	18,010	117,907	42,743	178,660
Agricultural	6,885	12,571	24,412	43,868
Commercial	34,080	39,495	6,689	80,264
Agricultural	54,208	21,322	1,953	77,483
Consumer and other	2,514	9,096	4,730	16,340

Total loans	$147,981	$242,581	$127,398	$517,960

	After one
	year but
	within	After
	five years	five years

Loan maturities after one year with:
Fixed rates	$198,458	$118,022
Variable rates	44,123	9,376

	$242,581	$127,398

Loans Held For Sale

Mortgage origination funding awaiting delivery to the secondary market totaled $1,030,000 and $1,213,000 as of December 31, 2012 and 2011, respectively.  Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations.  The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income.  It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2012 were $588,417,000, an increase of $79.8 million or 15.7% from the prior year end.  As of December 31, 2012 and 2011, the investment portfolio comprised 48% and 49% of total assets, respectively.

The following table presents the fair values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2012, 2011 and 2010, respectively.  This portfolio provides the Company with a significant amount of liquidity.

	2012	2011	2010
(dollars in thousands)

U.S. treasury securities	$-	$-	$503
U.S. government agencies	48,687	63,200	87,412
U.S. government mortgage-backed securities	191,957	159,855	127,349
State and political subdivisions	309,573	259,393	228,373
Corporate bonds	34,762	20,387	20,372
Equity securities	3,438	5,790	5,898

Total	$588,417	$508,625	$469,907

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

The equity securities portfolio consisted primarily of financial stocks and other required stocks, such as the FHLB and FRB stock, as of December 31, 2012, 2011, and 2010.

 During the year ended December 31, 2012, the Company recognized an other-than-temporary impairment on an equity security in the amount of $260,000.  Management believes that there are no additional other-than-temporary impairments in the securities available-for-sale portfolio at December 31, 2012; however, it is possible that the Company may incur impairment losses in 2013.

As of December 31, 2012, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity.

The Company’s securities available-for-sale portfolio is carried at fair value with “fair value” being defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

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

Level 1:
Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available.

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
The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have a complicated structure. The Company’s entire portfolio consists of traditional investments, nearly all of which are federal agency or mortgage pass-through securities, general obligation or revenue based municipal bonds or corporate bonds. Equity securities consist of common stock, FHLB stock and FRB stock.  Pricing for such instruments is fairly generic and is easily obtained. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third-party sources.

Investment Maturities as of December 31, 2012

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties.

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total
(dollars in thousands)

U.S. government agencies	$1,318	$39,370	$7,999	$-	$48,687
U.S. government mortgage-backed securities	4,289	149,539	37,519	610	191,957
States and political subdivisions (1)	34,552	119,398	128,900	26,723	309,573
Corporate bonds	4,560	12,505	17,697	-	34,762

Total	$44,719	$320,812	$192,115	$27,333	$584,979

Weighted average yield
U.S. government agencies	2.52%	2.57%	2.01%	0.00%	2.48%
U.S government mortgage-backed securities	2.73%	3.48%	2.60%	5.40%	3.29%
States and political subdivisions (1)	4.06%	3.77%	3.73%	4.66%	3.86%
Corporate bonds	4.56%	4.22%	2.59%	0.00%	3.45%

Total	3.94%	3.51%	3.33%	4.67%	3.54%

(1) Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

Deposits

Total deposits were $1,004,732,000 and $818,705,000 as of December 31, 2012 and 2011, respectively.  The increase of $186,027,000 can be attributed to the Acquisition as well as general increases in commercial and retail accounts.  Also the mix of deposits has changed, as there are more deposit balances in the demand, NOW, savings and money market accounts.

The Company’s primary source of funds is customer deposits. The Company attempts to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 63% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed.  Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company had $4,612,000 and $3,249,000 of brokered deposits as of December 31, 2012 and 2011, respectively.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2012, 2011 and 2010.

	2012		2011		2010
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)

Noninterest bearing demand deposits	$147,438	0.00%	$111,530	0.00%	$94,286	0.00%
Interest bearing demand deposits	265,835	0.23%	221,054	0.30%	194,281	0.35%
Money market deposits	201,434	0.22%	173,440	0.29%	154,264	0.37%
Savings deposits	53,218	0.19%	41,925	0.27%	37,465	0.32%
Time certificates > $100,000	102,033	1.27%	103,175	1.57%	89,290	1.85%
Time certificates < $100,000	152,585	1.32%	140,894	1.71%	147,453	2.09%

	$922,543		$792,018		$717,039

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2012, 2011 and 2010.

	2012	2011	2010
(dollars in thousands)
3 months or less	$15,073	$21,319	$17,160
Over 3 through 12 months	38,570	54,342	41,180
Over 12 through 36 months	32,084	23,425	29,210
Over 36 months	14,199	8,859	7,308

Total	$99,926	$107,945	$94,858

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

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2012, 2011 and 2010.

	2012		2011		2010

		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$27,089	0.34%	$41,697	0.50%	$54,859	0.63%
Other short-term borrowings	-	0.00%	-	0.00%	2,047	0.00%
FHLB advances	14,611	2.86%	15,179	2.81%	16,745	2.91%
Other long-term borrowings	20,000	3.36%	20,000	3.36%	20,000	3.36%

Total	$61,700	1.92%	$76,876	1.70%	$93,651	1.61%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2012, 2011 and 2010.

	2012		2011		2010

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$37,407	0.44%	$46,081	0.57%	$49,300	0.66%
Other short-term borrowings	-	0.00%	748	0.00%	610	0.00%
FHLB advances	14,670	2.88%	16,256	2.88%	17,848	3.28%
Other long-term borrowings	20,000	3.45%	20,000	3.43%	20,000	3.83%

Total	$72,077	1.78%	$83,085	1.70%	$87,758	1.91%

Maximum Amount Outstanding during the Year

Federal funds purchased and repurchase agreements	$57,107		$76,766		$76,559
Other short-term borrowings	$-		$2,087		$3,131
FHLB advances	$15,179		$19,195		$18,500
Other long-term borrowings	$20,000		$20,000		$20,000

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  As of December 31, 2012, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods.  These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company.  For additional information, see Note 14 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Contractual Obligations

The following table sets forth the balance of contractual obligations by maturity period as of December 31, 2012.

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
(dollars in thousands)

Deposits	$1,004,732	$881,554	$96,677	$25,001	$1,500
Securities sold under agreements to repurchase	27,089	27,089	-	-	-
FHLB advances and other long-term borrowings (1)	34,611	2,071	150	7,159	25,231
Purchase obligations (2)	1,072	672	400	-	-

Total	$1,067,504	$911,386	$97,227	$32,160	$26,731

(1)
FHLB advances consist of various FHLB borrowings with fixed rates with final maturities through 2025.  $11.5 million of the FHLB advances are callable quarterly and $1.1 million of the FHLB advances are amortizing.  Other long-term borrowings consist of term repurchase agreements having maturities greater than one year and $13.0 million can be called by the issuing financial institution.  The other long term borrowings have final maturities through 2018.

(2)
Purchase obligations include data processing and Internet banking services contracts that include termination provisions that would accelerate all future payments in the event the Company changed service providers prior to the contracts’ expirations.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2012, totaled $510,126,000 as compared to $438,651,000 as of December 31, 2011, an increase of 16.3%.  Net loans comprise 42% of total assets as of the end of 2012.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  As the following chart indicates, the Company’s non-performing assets have decreased by 12.1% from 2011 and total $15,478,000 as of December 31, 2012.  The Company’s level of problem assets as a percentage of assets of 1.27% as of December 31, 2012, is lower than the average for FDIC insured institutions as of December 31, 2012, of 2.20%.  Management believes that the allowance for loan losses remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ended December 31, 2012.

	2012	2011	2010	2009	2008
(dollars in thousands)

Non-performing assets:
Nonaccrual loans	$5,567	$7,915	$6,277	$10,187	$6,339
Loans 90 days or more past due	-	152	21	121	469

Total non-performing loans	5,567	8,067	6,298	10,308	6,808
Securities available-for-sale	-	-	377	660	358
Other real estate owned	9,911	9,538	10,539	10,480	13,334

Total non-performing assets	$15,478	$17,605	$17,214	$21,448	$20,500

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

Impaired loans totaled $6,614,000 as of December 31, 2012 and were $1,189,000 lower than the impaired loans as of December 31, 2011.  The Company considers impaired loans to generally include the non-performing loans (consisting of nonaccrual loans and loans past due 90 days or more and still accruing) and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $702,000 and $876,000 at December 31, 2012 and 2011, respectively.  The average balances of impaired loans for the years ended December 31, 2012 and 2011 were $7,123,000 and $6,581,000, respectively.  For the years ended December 31, 2012, 2011 and 2010, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $366,000, $362,000 and $425,000, respectively, with $23,000, $215,000 and $233,000, respectively, recorded.  There were no loans greater than 90 days past due and still accruing interest as of December 31, 2012 and were approximately $152,000 at December 31, 2011.

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

	2012	2011	2010	2009	2008
(dollars in thousands)

Balance at beginning of period	$7,905	$7,521	$7,652	$6,779	$5,781
Charge-offs:
Real estate
Construction	-	-	22	105	76
1-4 Family residential	154	75	163	155	89
Commercial	-	51	20	415	70
Agricultural	-	-	50	15	-
Commercial	30	2	391	54	77
Agricultural	-	23	42	-	-
Consumer and other	48	52	179	122	115

Total charge-offs	232	203	867	866	427

Recoveries:
Real estate
Construction	-	-	-	6	-
1-4 Family residential	3	-	1	27	3
Commercial	4	2	-	98	1
Agricultural	-	-	-	-	-
Commercial	24	21	5	3	35
Agricultural	-	17	32	-	-
Consumer and other	47	14	34	47	73

Total recoveries	78	54	72	181	112

Net charge-offs	154	149	795	685	315
Provisions charged to operations	22	533	664	1,558	1,313

Balance at end of period	$7,773	$7,905	$7,521	$7,652	$6,779

Average loans outstanding	$482,699	$431,368	$417,688	$434,468	$463,782

Ratio of net charge-offs during the period to average loans outstanding	0.03%	0.03%	0.19%	0.16%	0.07%

Ratio of allowance for loan losses to total loans net of deferred fees	1.50%	1.77%	1.77%	1.81%	1.47%

The allowance for loan losses decreased to $7,773,000 at the end of 2012 in comparison to the allowance of $7,905,000 at year end 2011 as a result of net charge offs of $154,000, offset in part by provisions of $22,000.  The lower provision for loan losses in 2012 as compared to 2011 was due primarily to improved credit quality indicators such as lower past due, impaired and classified loans, as well as a decrease in the allowance for loan loss on impaired loans.  These factors were offset in part by an increase in the loan portfolio.  The allowance for loan losses increased to $7,905,000 at the end of 2011 in comparison to the allowance of $7,521,000 at year end 2010 as a result of provisions in 2011 in the amount of $533,000, offset in part by net charge offs of $149,000.  The lower provision for loan losses in 2011 as compared to 2010 was due primarily to lower net charge offs, offset in part by a higher provision for loan losses on impaired loans for the year ended December 31, 2011 as compared to the year ended December 31, 2010.  The allowance for loan losses decreased to $7,521,000 at the end of 2010 in comparison to the allowance of $7,652,000 at year end 2009 as a result of net charge offs of $795,000, offset in part by provisions in 2010 in the amount of $664,000.  The lower provision for loan losses in 2010 as compared to 2009 was due primarily to a lower provision for loan losses on impaired loans for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  The allowance for loan losses increased to $7,652,000 at the end of 2009 in comparison to the allowance of $6,779,000 at year end 2008 as a result of provisions in 2009 in the amount of $1,558,000 offset by net charge offs of $685,000.   The increase in the provision for loan losses was due primarily to an increase in factors related to weakening economic conditions and an increase in the specific reserve on impaired loans, offset in part by a decrease in the loan portfolio.

General reserves for loan categories normally range from 1.10% to 2.06% of the outstanding loan balances. In general as loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline.  The loan provisions recognized in 2012 were due primarily to increases in the loan portfolio, offset in part by improved credit quality indicators such as lower past due, impaired and classified loans, as well as a decrease in the allowance for loan loss on impaired loans.  The loan provisions recognized in 2011 were due primarily to an increase in the loan portfolio and specific reserves on impaired loans.  The loan provisions recognized in 2010 were due primarily to a continuing weakness in the economic conditions and an increase in the loan portfolio.  The allowance relating to commercial real estate, 1-4 family residential and commercial loans are the largest reserve components. Construction and commercial real estate loans have higher general reserve levels than 1-4 family and agricultural real estate loans as management perceives more risk in this type of lending.  Elements contributing to the higher risk level include a higher percentage of watch and problem loans and less favorable economic conditions for those portfolios.  As of December 31, 2012, commercial real estate loans have general reserves ranging from 1.39% to 1.71%.

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

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. As of December 31, 2012, the specific reserve decreased to $702,000 from $876,000, as the volume of problem credits decreased.  As of December 31, 2011, the specific reserve increased to $876,000 from $445,000, as the volume of problem credits increased.  As of December 31, 2010, the specific reserve decreased to $445,000 from $999,000, as the volume of problem credits decreased and economic conditions related to these borrowers stabilized.  As of December 31, 2009, the specific reserve increased to $999,000 from $257,000 at the prior year end, as the volume of problem credits increased and economic conditions worsened.   As of December 31, 2008, the specific reserve increased to $257,000 from $247,000 at the prior year end, as the volume of problem credits increased in 2008.    The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had the largest impact on the reallocation of the reserve among different parts of the portfolio.

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses.

	2012		2011		2010		2009		2008
(dollars in thousands)
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Balance at end of period applicable to:
Real Estate
Construction	$375	3%	$793	5%	$731	5%	$1,040	5%	$472	8%
1-4 family residential	1,433	21%	1,402	21%	1,404	21%	1,133	22%	1,001	21%
Commercial	2,859	35%	2,859	33%	2,720	33%	2,683	34%	3,566	33%
Agricultural	523	8%	501	7%	486	7%	523	7%	395	7%
Commercial	1,461	15%	1,352	17%	1,152	18%	1,199	16%	683	17%
Agricultural	945	15%	764	12%	735	11%	642	10%	469	9%
Consumer and other	177	3%	234	5%	293	5%	432	6%	193	5%

	$7,773	100%	$7,905	100%	$7,521	100%	$7,652	100%	$6,779	100%

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

As of December 31, 2012, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for December 31, 2012, 2011 and 2010 totaled $79,444,000, $56,571,000 and $37,708,000, respectively.  The higher balance of liquid assets at both December 31, 2012 and 2011, primarily relates to an increase in interest bearing deposits in financial institutions and cash and due from banks.

Other sources of liquidity available to the Banks include total borrowing capacity with the FHLB of $84,383,000 and federal funds borrowing capacity at correspondent banks of $105,567,000.  As of December 31, 2012, the Company had outstanding FHLB advances of $14,611,000 and securities sold under agreements to repurchase daily and term of $27,089,000 and $20,000,000, respectively.  While the borrowing option is available, the Company has no Treasury Tax and Loan option notes or federal funds purchased outstanding.

Total investments as of December 31, 2012, were $588,417,000 compared to $508,625,000 as of year-end 2011.  As of December 31, 2012 and 2011, the investment portfolio as a percentage of total assets was 48% and 49%, respectively.  This provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2012 and 2011 and have pretax net unrealized gains of $17,580,000 and $15,068,000, respectively.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2012, 2011 and 2010 totaled $22,012,000, $21,273,000 and $16,822,000, respectively.  The increase in net cash provided by operating activities in 2012 as compared to 2011 was primarily due to the change in amortization, net, offset in part by the change in deferred income taxes.  The increase in net cash provided by operating activities in 2011 as compared to 2010 was primarily due to the change in amortization, net, loans held for sale and net income.

Net cash used in investing activities for the years ended December 31, 2012, 2011 and 2010 was $76,955,000, $65,270,000 and $54,305,000, respectively.  The increase in net cash used in investing activities in 2012 was primarily due to changes in securities available-for-sale and loans, offset in part by cash acquired, net of cash paid for the bank offices acquired in the Acquisition.  The increase in net cash used in investing activities in 2011 was primarily due to changes in interest bearing deposits in financial institutions and loans, offset in part by changes in securities available-for-sale and federal funds sold.

Net cash provided by financing activities for the years ended December 31, 2012, 2011 and 2010 totaled $66,919,000, $51,348,000 and $34,165,000, respectively.  The increase in net cash provided by financing activities in 2012 was due primarily to an increase in deposits.    The increase in net cash provided by financing activities in 2011 was due primarily to an increase in deposits, offset in part by changes in borrowed funds and federal funds purchased and securities sold under agreements to repurchase.  As of December 31, 2012, the Company did not have any external debt financing, off balance sheet financing arrangements or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2012, dividends from the Banks amounted to $8,428,000 compared to $5,384,000 in 2011.  Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

First National and United Bank, as national banks, generally may pay dividends, without obtaining the express approval of the Office of the Comptroller of the Currency (“OCC”), in an amount up to their retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year.  Retained net profits, as defined by the OCC, consists of net income less dividends declared during the period.  Boone Bank, Reliance Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits.  Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

The Company has unconsolidated cash, interest bearing deposits and marketable investment securities totaling $3,657,000 that were available at December 31, 2012 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $94,198,000 as of December 31, 2012 compared to a total of $94,457,000 at the end of 2011.  The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2012.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances.  There are no other known trends in liquidity and cash flow needs as of December 31, 2012, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $144,736,000 at December 31, 2012, from $134,557,000 at December 31, 2011.  At December 31, 2012 and 2011, stockholders’ equity as a percentage of total assets was 11.9% and 13.0%, respectively.  Total equity increased primarily due to net income and appreciation in the Company’s investment portfolio, offset in part by dividends declared.  The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2012.

From time to time, the Company’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. No shares of common stock were repurchased under stock repurchase plans in 2012 and 2010.  During 2011, 122,002 shares of common stock were repurchased under stock repurchase plans.  Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Report.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statement.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•
Local, regional and national economic conditions and the impact they may have on the Company and its customers, and management’s assessment of that impact on its estimates including, but not limited to, the allowance for loan losses and fair value of other real estate owned.  Of particular relevance are the economic conditions in the concentrated geographic area in central and north-central Iowa in which the Banks conduct their operations.

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

The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits.  Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income.  Management continually develops and applies strategies to mitigate this risk.  Down 200 basis points and down 300 basis points are not presented due to the low interest rate environment.  Management does not believe that the Company’s primary market risk exposure and how that exposure was managed in 2012 changed when compared to 2011.

Based on a simulation modeling analysis performed as of December 31, 2012, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2013

	$ Change	% Change
(dollars in thousands)
+300 Basis Points	$(3,329)	-9.91%
+200 Basis Points	(1,824)	-5.43%
+100 Basis Points	(715)	-2.13%
-100 Basis Points	(2,305)	-6.86%

As shown above, at December 31, 2012, the estimated effect of an immediate 300 basis point increase in interest rates would decrease the Company’s net interest income by 9.91% or approximately $3,329,000 in 2013.  In an increasing interest rate environment, the assets are repricing slower than the liabilities, thus a decrease in net interest income.  The estimated effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by 11.72% or approximately $3,937,000 in 2013.  In a decreasing interest rate environment, a portion of the liabilities are not repricing downward due to their already historically low rates, thus a decrease in net interest income.  The Company’s Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks’ objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2012. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

	Less than	Three	One to	Over
	three	months to	five	five	Cumulative
	months	one year	years	years	Total
(dollars in thousands)
Interest - earning assets
Interest-bearing deposits and federal funds sold	$24,870	$5,617	$13,904	$248	$44,639
Investments (1)	6,466	38,253	321,647	222,051	588,417
Loans	54,649	93,332	242,581	127,398	517,960
Loans held for sale	1,030	-	-	-	1,030

Total interest - earning assets	$87,015	$137,202	$578,132	$349,697	$1,152,046

Interest - bearing liabilities
Interest bearing demand deposits	$287,294	$-	$-	$-	$287,294
Money market and savings deposits	279,774	-	-	-	279,774
Time certificates > $100,000	15,073	38,570	44,783	1,500	99,926
Time certificates < $100,000	29,272	49,537	76,896	-	155,705
Other borrowed funds (2)	2,017	54	7,309	25,231	34,611

Total interest - bearing liabilities	$613,430	$88,161	$128,988	$26,731	$857,310

Interest sensitivity gap	$(526,415)	$49,041	$449,144	$322,966	$294,736

Cumulative interest sensitivity gap	$(526,415)	$(477,374)	$(28,230)	$294,736	$294,736

Cumulative interest sensitivity gap as a percent of total assets	-43.23%	-39.20%	-2.32%	24.20%

(1)	Investments with maturities over 5 years include the market value of equity securities of $3,438.
(2)
Includes $14.6 million of advances from the FHLB. Of these advances, $2.0 million are term advances, $11.5 million are callable and $1.1 million are 15 year amortizing. The term advances have been categorized based upon their maturity date. The $11.5 million of callable advances were also categorized based upon maturity, because the interest rates on such advances are above current market rates.   The $1.1 million of amortizing advances are based upon put date, since the rates are above market rates.   Includes $20.0 million of term repurchase agreements, of which $13.0 million are callable.  The callable repurchase agreements were categorized based upon maturity, because the interest rates on such advances are above current market rates.

As of December 31, 2012, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were a negative 43% and 39%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods.  This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company.  The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable.  Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates.  Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates.  Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment we determined that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by CliftonLarsonAllen LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, President
(Principal Executive Officer)

/s/ John P. Nelson
John P. Nelson, Vice President
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ames National Corporation
Ames, Iowa

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion.

/s/ Clifton Larson Allen LLP

West Des Moines, Iowa
March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ames National Corporation
Ames, Iowa

We have audited Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Ames National Corporation’s management is responsible for maintaining effective internal control over the financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ames National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based upon criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 12, 2013 expressed an unqualified opinion.

/s/ Clifton Larson Allen LLP

West Des Moines, Iowa
March 12, 2013

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

ASSETS	2012	2011

Cash and due from banks	$34,805,371	$22,829,291
Interest bearing deposits in financial institutions	44,639,033	33,741,406
Securities available-for-sale	588,417,037	508,624,622
Loans receivable, net	510,125,880	438,650,837
Loans held for sale	1,030,180	1,212,620
Bank premises and equipment, net	12,233,464	11,362,626
Accrued income receivable	7,173,703	6,467,509
Other real estate owned	9,910,825	9,538,440
Core deposit intangible, net	1,303,264	-
Goodwill	5,600,749	-
Other assets	2,452,593	3,136,482

Total assets	$1,217,692,099	$1,035,563,833

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$182,033,279	$126,059,239
NOW accounts	287,294,015	229,810,463
Savings and money market	279,774,197	216,768,048
Time, $100,000 and over	99,925,619	107,944,525
Other time	155,705,340	138,123,116
Total deposits	1,004,732,450	818,705,391

Securities sold under agreements to repurchase	27,088,660	41,696,585
Federal Home Loan Bank (FHLB) advances	14,611,035	15,179,335
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,396,627	1,210,419
Deferred income taxes	1,632,560	885,433
Accrued expenses and other liabilities	3,495,032	3,329,285
Total liabilities	1,072,956,364	901,006,448

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,432,915 shares; outstanding 9,310,913 shares as of December 31, 2012 and 2011	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	94,159,839	85,564,078
Accumulated other comprehensive income	11,075,342	9,492,753
Treasury stock, at cost: 122,002 shares at December 31, 2012 and 2011	(2,016,498)	(2,016,498)
Total stockholders' equity	144,735,735	134,557,385

Total liabilities and stockholders' equity	$1,217,692,099	$1,035,563,833

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Interest income:
Loans, including fees	$24,761,633	$23,600,471	$24,061,277
Securities:
Taxable	6,058,556	6,993,213	6,964,979
Tax-exempt	6,767,545	6,555,546	5,778,722
Interest bearing deposits and federal funds sold	484,004	466,475	488,980
Total interest income	38,071,738	37,615,705	37,293,958

Interest expense:
Deposits	4,472,337	5,313,476	6,096,504
Other borrowed funds	1,279,604	1,416,589	1,678,587
Total interest expense	5,751,941	6,730,065	7,775,091

Net interest income	32,319,797	30,885,640	29,518,867

Provision for loan losses	22,277	532,961	663,798

Net interest income after provision for loan losses	32,297,520	30,352,679	28,855,069

Noninterest income:
Trust services income	2,060,308	2,046,914	1,948,519
Service fees	1,578,672	1,465,055	1,626,352
Securities gains, net	646,755	1,025,714	977,512
Other-than-temporary impairment of securities available-for-sale	(259,851)	-	(4,500)
Gain on sale of loans held for sale	1,589,122	1,048,583	942,826
Merchant and card fees	1,055,613	739,951	724,725
Other noninterest income	764,765	644,163	620,845
Total noninterest income	7,435,384	6,970,380	6,836,279

Noninterest expense:
Salaries and employee benefits	12,465,403	11,631,032	10,826,307
Data processing	2,239,003	1,985,329	1,857,259
Occupancy expenses	1,462,898	1,377,333	1,488,100
FDIC insurance assessments	664,285	738,893	1,120,058
Professional fees	1,224,093	989,856	1,084,445
Business development	941,090	816,639	791,126
Other real estate owned, net	482,904	434,041	95,086
Core deposit intangible amortization	196,736	-	-
Other operating expenses, net	1,126,541	878,849	958,641
Total noninterest expense	20,802,953	18,851,972	18,221,022

Income before income taxes	18,929,951	18,471,087	17,470,326

Provision for income taxes	4,747,643	4,550,280	4,504,052

Net income	$14,182,308	$13,920,807	$12,966,274

Basic and diluted earnings per share	$1.52	$1.48	$1.37

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Net income	$14,182,308	$13,920,807	$12,966,274
Other comprehensive income, before tax:
Unrealized gains on securities before tax:
Unrealized holding gains arising during the period	2,898,948	10,813,453	1,302,129
Less: reclassification adjustment for gains realized in net income	646,755	1,025,714	977,512
Plus: reclassification adjustment for impairment losses realized in net income	259,851	-	4,500
Other comprehensive income before tax	2,512,044	9,787,739	329,117
Tax expense related to other comprehensive income	(929,455)	(3,621,465)	(121,773)
Other comprehensive income, net of tax	1,582,589	6,166,274	207,344
Comprehensive income	$15,764,897	$20,087,081	$13,173,618

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011 and 2010

				Accumulated
				Other		Total
		Additional Paid-		Comprehensive		Stockholders'
	Common Stock	in Capital	Retained Earnings	Income	Treasury Stock	Equity
Balance, December 31, 2009	$18,865,830	$22,651,222	$67,703,701	$3,119,135	$-	$112,339,888
Net income	-	-	12,966,274	-	-	12,966,274
Other comprehensive income	-	-	-	207,344	-	207,344
Cash dividends declared, $0.44 per share	-	-	(4,150,482)	-	-	(4,150,482)
Balance, December 31, 2010	18,865,830	22,651,222	76,519,493	3,326,479	-	121,363,024
Net income	-	-	13,920,807	-	-	13,920,807
Other comprehensive income	-	-	-	6,166,274	-	6,166,274
Purchase of 122,002 shares of treasury stock	-	-	-	-	(2,016,498)	(2,016,498)
Cash dividends declared, $0.52 per share	-	-	(4,876,222)	-	-	(4,876,222)
Balance, December 31, 2011	18,865,830	22,651,222	85,564,078	9,492,753	(2,016,498)	134,557,385
Net income	-	-	14,182,308	-	-	14,182,308
Other comprehensive income	-	-	-	1,582,589	-	1,582,589
Cash dividends declared, $0.60 per share	-	-	(5,586,547)	-	-	(5,586,547)
Balance, December 31, 2012	$18,865,830	$22,651,222	$94,159,839	$11,075,342	$(2,016,498)	$144,735,735

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,182,308	$13,920,807	$12,966,274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,277	532,961	663,798
Provision for off-balance sheet commitments	33,000	10,000	13,000
Amortization, net	6,265,308	5,024,526	3,205,568
Amortization of core deposit intangible asset	196,736	-	-
Depreciation	787,837	741,665	748,008
Provision (credit) for deferred income taxes	(182,328)	569,954	439,766
Securities gains, net	(646,755)	(1,025,714)	(977,512)
Other-than-temporary impairment of investment securities	259,851	-	4,500
Impairment of other real estate owned	303,588	335,048	14,900
Loss (gain) on sale of other real estate owned	32,711	(148,542)	(63,959)
Loss on disposal of bank premises and equipment	86,116	-	-
Change in assets and liabilities:
Decrease (increase) in loans held for sale	182,440	780,488	(969,908)
Increase in accrued income receivable	(191,434)	(368,974)	(388,309)
Decrease in other assets	666,973	642,246	1,111,984
Increase in accrued expenses and other liabilities	13,137	258,102	53,892
Net cash provided by operating activities	22,011,765	21,272,567	16,822,002

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(223,959,632)	(197,289,227)	(208,372,243)
Proceeds from sale of securities available-for-sale	23,017,275	25,400,121	22,326,136
Proceeds from maturities and calls of securities available-for-sale	117,220,814	138,958,819	132,889,786
Net decrease (increase) in interest bearing deposits in financial institutions	(10,897,627)	(14,509,102)	5,546,274
Net decrease (increase) in federal funds sold	-	3,000,000	(3,000,000)
Net increase in loans	(27,018,212)	(21,390,113)	(4,450,923)
Net proceeds from the sale of other real estate owned	1,242,582	1,163,609	1,132,969
Purchase of bank premises and equipment, net	(863,375)	(554,102)	(362,514)
Other changes in other real estate owned	-	(49,786)	(14,554)
Cash acquired, net of cash paid for acquired bank offices	44,303,137	-	-
Net cash used in investing activities	(76,955,038)	(65,269,781)	(54,305,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	87,495,917	74,843,747	21,697,695
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(14,607,925)	(13,162,116)	14,369,196
Proceeds (payments) from other short-term borrowings, net	-	(2,047,175)	1,908,301
Proceeds from FHLB and other long-term borrowings	-	4,000,000	3,750,000
Payments on FHLB and other long-term borrowings	(568,300)	(5,566,162)	(3,504,503)
Purchase of treasury stock	-	(2,016,498)	-
Dividends paid	(5,400,339)	(4,703,424)	(4,056,153)
Net cash provided by financing activities	66,919,353	51,348,372	34,164,536

Net increase (decrease) in cash and cash equivalents	11,976,080	7,351,158	(3,318,531)

CASH AND DUE FROM BANKS
Beginning	22,829,291	15,478,133	18,796,664
Ending	$34,805,371	$22,829,291	$15,478,133

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$6,037,779	$6,797,673	$7,996,827
Income taxes	4,959,281	3,988,241	3,875,900

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$1,951,266	$299,886	$1,127,790

Business Combination:
Fair value of loans receivable acquired	$46,103,022	$-	$-
Fair value of bank premises and equipment acquired	864,500	-	-
Fair value of other tangible assets acquired	514,760	-	-
Goodwill	5,600,749	-	-
Core deposit intangible asset	1,500,000	-	-
Deposits assumed	98,766,558	-	-
Other liabilities assumed	119,610	-	-

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Description of business:  Ames National Corporation and subsidiaries (the Company) operates in the commercial banking industry through its subsidiaries in Ames, Boone, Story City, Nevada and Marshalltown, Iowa.  Loan and deposit customers are located primarily in Boone, Hancock, Polk, Marshall and Story Counties and adjacent counties in Iowa.

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

Consolidation:  The consolidated financial statements include the accounts of Ames National Corporation (the Parent Company) and its wholly-owned subsidiaries, First National Bank, Ames, Iowa; State Bank & Trust Co., Nevada, Iowa; Boone Bank & Trust Co., Boone, Iowa; Reliance State Bank (RSB) (formerly known as Randall-Story State Bank), Story City, Iowa; and United Bank & Trust NA, Marshalltown, Iowa (collectively, the Banks).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and due from banks:  For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks.  The Company reports net cash flows for customer loan transactions, deposit transactions and short-term borrowings with maturities of 90 days or less.

Securities available-for-sale:  The Company classifies all securities as available-for-sale.  Securities available-for-sale are those securities the Company may decide to sell if needed for liquidity, asset-liability management or other reasons.  Securities available-for-sale are reported at fair value, with the change in the net unrealized gains reported as other comprehensive income and as accumulated other comprehensive income, net of taxes, a separate component of stockholders’ equity.

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

Allowance for loan losses:  The allowance for loan losses is established through a provision for loan losses and maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio.  The allowance is based upon an ongoing review of past loan loss experience, current economic conditions, the underlying collateral value securing the loans and other adverse situations that may affect the borrower’s ability to repay.  Loans which are deemed to be uncollectible are charged-off and deducted from the allowance.  Recoveries on loans charged-off are added to the allowance.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.  Due to potential changes in conditions, it is at least reasonably possible that changes in estimates will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

The Company’s allowance for possible loan losses consists of two components (i) specific valuation allowances based on probable losses on specific loans and (ii) general valuation allowances based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk rating process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Smaller balance homogeneous loans are evaluated for impairment in total.  Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile loans.  Commercial and agricultural loans and mortgage loans secured by other properties are evaluated individually for impairment when analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements.  Often this is associated with a delay or shortfall in payments of 90 days or more.  Nonaccrual loans are often also considered impaired.  Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

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

Goodwill and core deposit intangible:  Goodwill represents the excess of cost over fair value of net assets acquired.  Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that impairment has occurred.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  The second step, if necessary, measures the amount of impairment.

Significant judgment is applied when goodwill is assessed for impairment.  This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  At December 31, 2012, the Company management has completed the goodwill impairment analysis and determined goodwill was not impaired based on the fair value of the reporting unit.

The only other significant intangible asset is a core deposit intangible.  The core deposit intangible asset is determined to have a definite life and is amortized over the estimated useful life.  The core deposit intangible asset is a customer based relationship valuation attributed to the expectation of a lower net cost of these deposits versus alternative sources of funds.  The core deposit intangible asset and other long-lived assets are reviewed for impairment whenever events occur or circumstances indicate that the carrying amount may not be recoverable.

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

Comprehensive income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as accumulated other comprehensive income, a separate component of the stockholders’ equity section of the consolidated balance sheet, and such items, along with net income, are components of the statement of comprehensive income.  Gains and losses on securities available-for-sale are reclassified to net income as the gains or losses are realized upon sale of the securities.  Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Financial instruments with off-balance-sheet risk:  The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements.  A summary of these commitments is disclosed in Note 14.

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

Earnings per share:  Basic earnings per share computations for the years ended December 31, 2012, 2011 and 2010, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended.  The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share for the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
Basic earning per share computation:
Net income	$14,182,308	$13,920,807	$12,966,274
Weighted average common shares outstanding	9,310,913	9,399,076	9,432,915
Basic EPS	$1.52	$1.48	$1.37

Reclassifications:   Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation.  These reclassifications had no effect on stockholders’ equity and net income of the prior periods.

New and Pending Accounting Pronouncements:

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

In July, 2012, the FASB amended guidance on the impairment testing for indefinite-lived intangible assets contained in subtopic 350-30, the Intangibles-Goodwill and Other-General Intangibles Other than Goodwill.  The objectives of the amendments in this ASU are to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing the entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived asset is impaired to determine whether the entity should perform a quantitative impairment test.  The amendments in this guidance will be effective for annual periods beginning after September 15, 2012, and is not expected to have a material effect on the Company’s financial statements.

Note 2.  Branch Acquisition

On April 27, 2012, RSB completed the purchase of two bank offices of Liberty Bank, F.S.B. located in Garner and Klemme, Iowa.  This acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share.  The acquired assets and liabilities were recorded at fair value at the date of acquisition.  These branches were purchased for cash consideration of $5.4 million.  As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,500,000 and goodwill of approximately $5,601,000. The results of operations for this acquisition have been included since the transaction date of April 27, 2012. There has been no significant credit deterioration of these loans since their purchase.

The following table summarizes the fair value of the total consideration transferred as a part of the acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Cash consideration transferred	$5,400,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$49,703,137
Loans receivable	46,103,022
Accrued interest receivable	514,760
Bank premises and equipment	864,500
Core deposit intangible asset	1,500,000
Deposits	(98,766,558)
Accrued interest payable and other liabilities	(119,610)

Total identifiable net liabilities	(200,749)

Goodwill	$5,600,749

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

The excess cash in the transaction has been utilized through purchases within RSB’s investment portfolio.  In the future, any excess cash will be used in the form of continued investment growth and to fund loan growth.

Note 3.  Concentrations and Restrictions on Cash and Due from Banks and Interest Bearing Deposits in Financial Institutions

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves.  The subsidiary banks’ reserve requirements totaled approximately $5,568,000 and $3,896,000 at December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had approximately $72,482,000 on deposit at various financial institutions.  Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 4.  Debt and Equity Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2012:
U.S. government agencies	$46,264,590	$2,422,445	$-	$48,687,035
U.S. government mortgage-backed securities	187,174,681	4,947,586	(165,076)	191,957,191
State and political subdivisions	300,025,960	9,963,545	(416,544)	309,572,961
Corporate bonds	33,933,600	1,098,168	(270,218)	34,761,550
Equity securities, financial industry common stock	629,700	-	-	629,700
Equity securities, other	2,808,600	-	-	2,808,600
	$570,837,131	$18,431,744	$(851,838)	$588,417,037

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2011:
U.S. government agencies	$60,868,023	$2,341,093	$(8,720)	63,200,396
U.S. government mortgage-backed securities	156,310,052	3,643,552	(99,143)	159,854,461
State and political subdivisions	249,707,887	9,788,715	(103,279)	259,393,323
Corporate bonds	20,288,210	465,331	(366,798)	20,386,743
Equity securities, financial industry common stock	3,402,389	-	(592,889)	2,809,500
Equity securities, other	2,980,199	-	-	2,980,199
	$493,556,760	$16,238,691	$(1,170,829)	$508,624,622

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2012, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value

Due in one year or less	$44,279,809	$44,718,693
Due after one year through five years	309,396,082	320,811,782
Due after five years through ten years	187,280,427	192,115,623
Due after ten years	26,442,513	27,332,639
	567,398,831	584,978,737
Equity securities	3,438,300	3,438,300
	$570,837,131	$588,417,037

At December 31, 2012 and 2011, securities with a carrying value of approximately $178,192,000 and $192,632,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.  Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains and losses from securities available-for-sale are summarized below:

	2012	2011	2010
Proceeds from sales of securities available-for-sale	$23,017,275	$25,400,121	$22,326,136
Gross realized gains on securities available-for-sale	648,851	1,030,530	999,492
Gross realized losses on securities available-for-sale	2,096	4,816	26,480
Tax provision applicable to net realized gains on securities available-for-sale	241,000	383,000	364,000

Other-than-temporary impairments recognized as a component of income were $259,851, none and $4,500 for the years ended December 31, 2012, 2011 and 2010, respectively.   Other-than-temporary impairment in 2012 related to an equity security and in 2010 related to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation bonds.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2012:

Securities available for sale:
U.S. government mortgage-backed securities	$20,972,453	$(165,076)	$-	$-	$20,972,453	$(165,076)
State and political subdivisions	30,651,869	(410,357)	578,145	(6,187)	31,230,014	(416,544)
Corporate bonds	13,979,171	(270,218)	-	-	13,979,171	(270,218)
	$65,603,493	$(845,651)	$578,145	$(6,187)	$66,181,638	$(851,838)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2011:

Securities available for sale:
U.S. government agencies	$4,256,053	$(8,720)	$-	$-	$4,256,053	$(8,720)
U.S. government mortgage-backed securities	20,579,759	(99,143)	-	-	20,579,759	(99,143)
State and political subdivisions	6,838,342	(102,718)	454,850	(561)	7,293,192	(103,279)
Corporate bonds	6,571,481	(366,798)	-	-	6,571,481	(366,798)
Equity securities, financial industry common stock	-	-	2,809,500	(592,889)	2,809,500	(592,889)
	$38,245,635	$(577,379)	$3,264,350	$(593,450)	$41,509,985	$(1,170,829)

At December 31, 2012, debt securities have unrealized losses of $851,838.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the unrealized losses on debt securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 5.  Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows:

	2012	2011

Real estate - construction	$17,076,732	$23,631,288
Real estate - 1 to 4 family residential	104,268,376	94,262,349
Real estate - commercial	178,660,209	147,499,687
Real estate - agricultural	43,868,408	32,503,097
Commercial	80,264,252	75,958,450
Agricultural	77,482,715	52,178,566
Consumer and other	16,339,486	20,754,010
	517,960,178	446,787,447
Less:
Allowance for loan losses	(7,772,571)	(7,905,316)
Deferred loan fees	(61,727)	(231,294)
	$510,125,880	$438,650,837

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

The Company originates 1-4 family real estate and consumer loans utilizing credit reports to supplement the underwriting process. The Company’s manual underwriting standards for 1-4 family loans are generally in accordance with FHLMC and FNMA manual underwriting guidelines.  Properties securing 1-4 four-family real estate loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and have been approved by the Board of Directors.  The loan-to-value ratios normally do not exceed 90% without credit enhancements such as mortgage insurance.  The Company will lend up to 100% of the lesser of the appraised value or purchase price for conventional 1-4 family real estate loans, provided private mortgage insurance is obtained. The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan.  To monitor and manage loan risk, policies and procedures are developed and modified, as needed by management. This activity, coupled with smaller loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, market conditions are reviewed by management on a regular basis.  The Company’s 1-4 family real estate loans are secured primarily by properties located in its primary market area.

Commercial and agricultural real estate loans are subject to underwriting standards and processes similar to commercial and agricultural operating loans, in addition to those unique to real estate loans. These loans are viewed primarily as cash flow loans and, secondarily, as loans secured by real estate. Commercial and agricultural real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Loan-to-value generally does not exceed 80% of the cost or value of the assets.  Appraisals on properties securing these loans are performed by fee appraisers approved by the Board of Directors.  Because payments on commercial and agricultural real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  Management monitors and evaluates commercial and agricultural real estate loans based on collateral and risk rating criteria. The Company may require guarantees on these loans.  The Company’s commercial and agricultural real estate loans are secured primarily by properties located in its primary market area.

Commercial and agricultural operating loans are underwritten based on the Company’s examination of current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed.  This underwriting includes the evaluation of cash flows of the borrower, underlying collateral, if applicable, and the borrower’s ability to manage its business activities. The cash flows of borrowers and the collateral securing these loans may fluctuate in value after the initial evaluation. A first priority lien on the general assets of the business normally secures these types of loans. Loan-to-value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Crop and hail insurance is required for most agricultural borrowers. Loans are generally guaranteed by the principal(s). The Company’s commercial and agricultural operating lending is primarily in its primary market area.

The Company maintains an internal audit department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Summary changes in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010

Balance, beginning	$7,905,316	$7,520,665	$7,651,510
Provision for loan losses	22,277	532,961	663,798
Recoveries of loans charged-off	77,689	54,616	72,007
Loans charged-off	(232,711)	(202,926)	(866,650)
Balance, ending	$7,772,571	$7,905,316	$7,520,665

Activity in the allowance for loan losses, on a disaggregated basis, for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

2012:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$793	$1,402	$2,859	$501	$1,352	$764	$234	$7,905
Provision (credit) for loan losses	(418)	182	(4)	22	115	181	(56)	22
Recoveries of loans charged-off	-	3	4	-	24	-	47	78
Loans charged-off	-	(154)	-	-	(30)	-	(48)	(232)
Balance, ending	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773

2011:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$731	$1,404	$2,720	$486	$1,152	$735	$293	$7,521
Provision (credit) for loan losses	62	73	188	15	181	35	(21)	533
Recoveries of loans charged-off	-	-	2	-	21	17	14	54
Loans charged-off	-	(75)	(51)	-	(2)	(23)	(52)	(203)
Balance, ending	$793	$1,402	$2,859	$501	$1,352	$764	$234	$7,905

2010:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$1,040	$1,133	$2,683	$523	$1,199	$642	$432	$7,652
Provision (credit) for loan losses	(287)	433	57	13	339	103	6	664
Recoveries of loans charged-off	-	1	-	-	5	32	34	72
Loans charged-off	(22)	(163)	(20)	(50)	(391)	(42)	(179)	(867)
Balance, ending	$731	$1,404	$2,720	$486	$1,152	$735	$293	$7,521

Allowance for loan losses disaggregated on the basis of the impairment analysis method as of December 31, 2012, 2011 and 2010 is as follows (in thousands):

2012:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$100	$110	$86	$-	$400	$6	$-	$702
Ending balance: Collectively evaluated for impairment	275	1,323	2,773	523	1,061	939	177	7,071
Ending balance	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773

2011:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$165	$111	$199	$-	$400	$-	$1	$876
Ending balance: Collectively evaluated for impairment	628	1,291	2,660	501	952	764	233	7,029
Ending balance	$793	$1,402	$2,859	$501	$1,352	$764	$234	$7,905

2010:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$223	$158	$42	$-	$-	$-	$22	$445
Ending balance: Collectively evaluated for impairment	508	1,246	2,678	486	1,152	735	271	7,076
Ending balance	$731	$1,404	$2,720	$486	$1,152	$735	$293	$7,521

Loans receivable disaggregated on the basis of the impairment analysis method as of December 31, 2012, 2011 and 2010 is as follows (in thousands):

2012:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$1,493	$1,121	$3,280	$-	$710	$6	$4	$6,614
Ending balance: Collectively evaluated for impairment	15,584	103,147	175,380	43,868	79,554	77,477	16,336	511,346

Ending balance	$17,077	$104,268	$178,660	$43,868	$80,264	$77,483	$16,340	$517,960

2011:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$2,163	$2,346	$2,703	$-	$590	$-	$1	$7,803
Ending balance: Collectively evaluated for impairment	21,468	91,916	144,797	32,503	75,368	52,179	20,753	438,984

Ending balance	$23,631	$94,262	$147,500	$32,503	$75,958	$52,179	$20,754	$446,787

2010:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$4,156	$1,395	$802	$-	$45	$-	$34	$6,432
Ending balance: Collectively evaluated for impairment	15,441	87,538	138,568	31,931	78,128	45,630	22,018	419,254

Ending balance	$19,597	$88,933	$139,370	$31,931	$78,173	$45,630	$22,052	$425,686

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

Ratings 1, 2 and 3 - These ratings include loans to average to excellent credit quality borrowers. These borrowers generally have significant capital strength, moderate leverage and stable earnings and growth commensurate to their relative risk rating.  These ratings are reviewed at least annually.  These ratings also include performing loans less than $100,000.

Rating 4 - This rating includes loans on management’s “watch list” and is intended to be utilized for pass rated borrowers where credit quality has began to show signs of financial weakness that now requires management’s heightened attention.  This rating is reviewed at least quarterly.

Rating 5 - This rating is for “Special Mention” loans in accordance with regulatory guidelines. This rating is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.  This rating is reviewed at least quarterly.

Rating 6 - This rating includes “Substandard” loans in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. By definition under regulatory guidelines, a “Substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business.  This rating is reviewed at least quarterly.

Rating 7 - This rating includes “Substandard-Impaired” loans in accordance with regulatory guidelines, for which the accrual of interest has generally been stopped. This rating includes loans; (i) where interest is more than 90 days past due; (ii) not fully secured; (iii) loans where a specific valuation allowance may be necessary.  This rating is reviewed at least quarterly.

The credit risk profile by internally assigned grade, on a disaggregated basis, at December 31, 2012, 2011 and 2010 is as follows:

2012:
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$8,127,000	$141,206,000	$40,201,000	$66,390,000	$75,920,000	$331,844,000
Watch	3,209,000	17,456,000	2,931,000	11,321,000	1,093,000	36,010,000
Special Mention	741,000	10,119,000	-	30,000	-	10,890,000
Substandard	3,507,000	6,599,000	736,000	1,813,000	464,000	13,119,000
Substandard-Impaired	1,493,000	3,280,000	-	710,000	6,000	5,489,000

	$17,077,000	$178,660,000	$43,868,000	$80,264,000	$77,483,000	$397,352,000

2011:
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$9,942,000	$94,820,000	$29,534,000	$65,502,000	$49,489,000	$249,287,000
Watch	3,258,000	37,005,000	2,441,000	7,622,000	2,190,000	52,516,000
Special Mention	829,000	6,196,000	-	45,000	-	7,070,000
Substandard	7,439,000	6,776,000	528,000	2,199,000	500,000	17,442,000
Substandard-Impaired	2,163,000	2,703,000	-	590,000	-	5,456,000

	$23,631,000	$147,500,000	$32,503,000	$75,958,000	$52,179,000	$331,771,000

2010:
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$6,739,000	$83,235,000	$29,580,000	$64,791,000	$42,941,000	$227,286,000
Watch	2,822,000	28,481,000	2,351,000	8,836,000	1,318,000	43,808,000
Special Mention	872,000	13,656,000	-	86,000	-	14,614,000
Substandard	5,008,000	13,196,000	-	4,415,000	1,371,000	23,990,000
Substandard-Impaired	4,156,000	802,000	-	45,000	-	5,003,000

	$19,597,000	$139,370,000	$31,931,000	$78,173,000	$45,630,000	$314,701,000

The credit risk profile based on payment activity, on a disaggregated basis, at December 31, 2012, 2011 and 2010 is as follows:

2012:
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$103,342,000	$16,336,000	$119,678,000
Non-performing	926,000	4,000	930,000

	$104,268,000	$16,340,000	$120,608,000

2011:
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$91,804,000	$20,713,000	$112,517,000
Non-performing	2,458,000	41,000	2,499,000

	$94,262,000	$20,754,000	$115,016,000

2010:
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$87,517,000	$22,018,000	$109,535,000
Non-performing	1,416,000	34,000	1,450,000

	$88,933,000	$22,052,000	$110,985,000

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  The following is a recap of impaired loans, on a disaggregated basis, at December 31, 2012, 2011 and 2010 and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2012, 2011 and 2010:

2012:
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$1,060,000	$1,060,000	$-	$1,445,000	$4,000
Real estate - 1 to 4 family residential	655,000	655,000	-	1,245,000	14,000
Real estate - commercial	1,381,000	1,381,000	-	892,000	5,000
Real estate - agricultural	-	-	-	-	-
Commercial	80,000	80,000	-	37,000	-
Agricultural	-	-	-	-	-
Consumer and other	4,000	4,000	-	1,000	-
Total loans with no specific reserve:	3,180,000	3,180,000	-	3,620,000	23,000

With an allowance recorded:
Real estate - construction	433,000	433,000	100,000	552,000	-
Real estate - 1 to 4 family residential	466,000	466,000	110,000	483,000	-
Real estate - commercial	1,899,000	1,899,000	86,000	1,854,000	-
Real estate - agricultural	-	-	-	-	-
Commercial	630,000	630,000	400,000	610,000	-
Agricultural	6,000	6,000	6,000	2,000	-
Consumer and other	-	-	-	2,000	-
Total loans with specific reserve:	3,434,000	3,434,000	702,000	3,503,000	-

Total
Real estate - construction	1,493,000	1,493,000	100,000	1,997,000	4,000
Real estate - 1 to 4 family residential	1,121,000	1,121,000	110,000	1,728,000	14,000
Real estate - commercial	3,280,000	3,280,000	86,000	2,746,000	5,000
Real estate - agricultural	-	-	-	-	-
Commercial	710,000	710,000	400,000	647,000	-
Agricultural	6,000	6,000	6,000	2,000	-
Consumer and other	4,000	4,000	-	3,000	-

	$6,614,000	$6,614,000	$702,000	$7,123,000	$23,000

2011:
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$1,493,000	$1,493,000	$-	$882,000	$183,000
Real estate - 1 to 4 family residential	2,030,000	2,030,000	-	1,452,000	1,000
Real estate - commercial	951,000	951,000	-	504,000	8,000
Real estate - agricultural	-	-	-	-	-
Commercial	-	-	-	18,000	-
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total loans with no specific reserve:	4,474,000	4,474,000	-	2,856,000	192,000

With an allowance recorded:
Real estate - construction	670,000	670,000	165,000	2,149,000	20,000
Real estate - 1 to 4 family residential	316,000	316,000	111,000	456,000	3,000
Real estate - commercial	1,752,000	1,752,000	199,000	741,000	-
Real estate - agricultural	-	-	-	-	-
Commercial	590,000	590,000	400,000	368,000	-
Agricultural	-	-	-	-	-
Consumer and other	1,000	1,000	1,000	11,000	-
Total loans with specific reserve:	3,329,000	3,329,000	876,000	3,725,000	23,000

Total
Real estate - construction	2,163,000	2,163,000	165,000	3,031,000	203,000
Real estate - 1 to 4 family residential	2,346,000	2,346,000	111,000	1,908,000	4,000
Real estate - commercial	2,703,000	2,703,000	199,000	1,245,000	8,000
Real estate - agricultural	-	-	-	-	-
Commercial	590,000	590,000	400,000	386,000	-
Agricultural	-	-	-	-	-
Consumer and other	1,000	1,000	1,000	11,000	-

	$7,803,000	$7,803,000	$876,000	$6,581,000	$215,000

2010:
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$1,290,000	$1,290,000	$-	$1,646,000	$99,000
Real estate - 1 to 4 family residential	846,000	846,000	-	715,000	22,000
Real estate - commercial	136,000	136,000	-	102,000	-
Real estate - agricultural	-	-	-	135,000	12,000
Commercial	45,000	45,000	-	384,000	97,000
Agricultural	-	-	-	-	-
Consumer and other	10,000	10,000	-	24,000	1,000
Total loans with no specific reserve:	2,327,000	2,327,000	-	3,006,000	231,000

With an allowance recorded:
Real estate - construction	2,866,000	2,866,000	223,000	3,300,000	-
Real estate - 1 to 4 family residential	549,000	549,000	158,000	386,000	2,000
Real estate - commercial	666,000	666,000	42,000	700,000	-
Real estate - agricultural	-	-	-	164,000	-
Commercial	-	-	-	230,000	-
Agricultural	-	-	-	-	-
Consumer and other	24,000	24,000	22,000	49,000	-
Total loans with specific reserve:	4,105,000	4,105,000	445,000	4,829,000	2,000

Total
Real estate - construction	4,156,000	4,156,000	223,000	4,946,000	99,000
Real estate - 1 to 4 family residential	1,395,000	1,395,000	158,000	1,101,000	24,000
Real estate - commercial	802,000	802,000	42,000	802,000	-
Real estate - agricultural	-	-	-	299,000	12,000
Commercial	45,000	45,000	-	614,000	97,000
Agricultural	-	-	-	-	-
Consumer and other	34,000	34,000	22,000	73,000	1,000

	$6,432,000	$6,432,000	$445,000	$7,835,000	$233,000

The interest foregone on nonaccrual loans for the years ended December 31, 2012, 2011 and 2010 was approximately $366,000, $362,000 and $425,000, respectively.

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

For troubled debt restructurings that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible impairment and, as necessary recognizes impairment through the allowance.  The Company had no charge-offs related to modifying troubled debt restructurings for the year ended December 31, 2012 and 2011.

The Company had loans meeting the definition of troubled debt restructuring (TDR) of $5,105,000 as of December 31, 2012, all of which were included as impaired loans, $4,058,000 was included as nonaccrual loans and $1,047,000 was included as accrual loans.   The Company had TDR of $3,602,000 as of December 31, 2011, of which $2,545,000 was included as impaired and nonaccrual loans and $1,057,000 was included as accrual loans.

The following table sets forth information on the Company’s TDR, on a disaggregated basis, occurring in the years ended December 31:

	2012			2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	2	$195,000	$195,000	7	$2,322,000	$2,322,000
Real estate - 1 to 4 family residential	2	391,000	402,000	3	544,000	553,000
Real estate - commercial	2	2,697,000	2,697,000	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	3	257,000	258,000	1	630,000	630,000
Agricultural	1	6,000	6,000	-	-	-
Consumer and other	-	-	-	-	-	-

	10	$3,546,000	$3,558,000	11	$3,496,000	$3,505,000

During the year ended December 31, 2012, the Company granted concessions to borrowers experiencing financial difficulties for ten loans.  Two construction real estate loans were restructured by not requiring curtailments.  Two commercial loans were restructured by reducing periodic payments and extending amortization.  One one-to-four family real estate loan was restructured at a below market interest rate.  One one-to-four family real estate loan was restructured to defer and capitalize previously unpaid interest.  One commercial real estate loan, one agricultural loan and one commercial loan were restructured to extend the amortization of the loan beyond normal terms.  One commercial real estate loan was restructured as an interest only loan for an extended period of time.

During the year ended December 31, 2011, the company restructured eleven loans by granting concessions to borrowers experiencing financial difficulties.  The commercial loan was restructured with a below market interest rate.  Two of the one-to-four family real estate loans were restructured to defer and capitalize previously unpaid interest.  The other one-to-four family loan was restructured to extend the amortization of the loan beyond normal terms.  Six construction real estate loans were restructured by not requiring curtailments.  One construction real estate loan was restructured at a below market interest rate.

Two TDR loans modified during the year ended December 31, 2012 in the amount of $151,000 had payment defaults.  There were no TDR loans modified during the year ended December 31, 2011, with subsequent payment defaults.  A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no financial impact from specific reserves or from charge-offs for the TDR loans included in the previous table.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2012, 2011 and 2010, are as follows:

2012:
	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$5,000	$-	$5,000	$17,072,000	$17,077,000	$-
Real estate - 1 to 4 family residential	973,000	275,000	1,248,000	103,020,000	104,268,000	-
Real estate - commercial	17,000	135,000	152,000	178,508,000	178,660,000	-
Real estate - agricultural	-	-	-	43,868,000	43,868,000	-
Commercial	449,000	-	449,000	79,815,000	80,264,000	-
Agricultural	71,000	-	71,000	77,412,000	77,483,000	-
Consumer and other	57,000	4,000	61,000	16,279,000	16,340,000	-

	$1,572,000	$414,000	$1,986,000	$515,974,000	$517,960,000	$-

2011:
	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$34,000	$-	$34,000	$23,597,000	$23,631,000	$-
Real estate - 1 to 4 family residential	273,000	2,275,000	2,548,000	91,714,000	94,262,000	112,000
Real estate - commercial	105,000	113,000	218,000	147,282,000	147,500,000	-
Real estate - agricultural	-	-	-	32,503,000	32,503,000	-
Commercial	1,342,000	23,000	1,365,000	74,593,000	75,958,000	-
Agricultural	-	-	-	52,179,000	52,179,000	-
Consumer and other	98,000	17,000	115,000	20,639,000	20,754,000	40,000

	$1,852,000	$2,428,000	$4,280,000	$442,507,000	$446,787,000	$152,000

2010:
	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$135,000	$-	$135,000	$19,462,000	$19,597,000	$-
Real estate - 1 to 4 family residential	413,000	684,000	1,097,000	87,836,000	88,933,000	21,000
Real estate - commercial	205,000	136,000	341,000	139,029,000	139,370,000	-
Real estate - agricultural	49,000	-	49,000	31,883,000	31,932,000	-
Commercial	1,399,000	45,000	1,444,000	76,728,000	78,172,000	-
Agricultural	-	-	-	45,630,000	45,630,000	-
Consumer and other	131,000	10,000	141,000	21,911,000	22,052,000	-

	$2,332,000	$875,000	$3,207,000	$422,479,000	$425,686,000	$21,000

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2012, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates.  The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability.  Loan transactions with related parties were as follows:

	2012	2011

Balance, beginning of year	$8,834,145	$9,182,949
New loans	16,402,263	18,550,959
Repayments	(16,441,459)	(17,230,052)
Change in status	(32,644)	(1,669,711)
Balance, end of year	$8,762,305	$8,834,145

Note 6.  Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

	2012	2011

Land	$2,462,563	$2,426,383
Buildings and improvements	16,070,682	14,874,038
Furniture and equipment	5,357,063	5,788,027
	23,890,308	23,088,448
Less accumulated depreciation	11,656,844	11,725,822
	$12,233,464	$11,362,626

Note 7.  Other Real Estate Owned

Changes in the other real estate owned are as follows:

	2012	2011

Balance, beginning of year	$9,538,440	$10,538,883
Transfer of loans	1,951,266	299,886
Impairment	(303,588)	(335,048)
Net proceeds from sale	(1,242,582)	(1,163,609)
Gain (loss) on sale, net	(32,711)	148,542
Other changes	-	49,786
Balance, end of year	$9,910,825	$9,538,440

The following table provides the composition of other real estate owned as of December 31:

	2012	2011

Construction and land development	$7,534,664	$8,455,697
1 to 4 family residential houses	1,561,784	154,699
Commercial real estate	814,377	928,044

	$9,910,825	$9,538,440

The Company is actively marketing the assets referred in the table above.  Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned.  The assets above are primarily located in the Des Moines, Iowa metropolitan area.

Note 8.  Goodwill

As of April 27, 2012, RSB acquired two bank offices located in Garner and Klemme, Iowa, which resulted in the recognition of $5.6 million of goodwill.  Goodwill recognized in the acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of the Garner and Klemme branches with Reliance Bank.  The goodwill is not amortized but is evaluated for impairment at least annually.  For income tax purposes, goodwill is amortized over 15 years.

Note 9.  Core Deposit Intangible Asset

In conjunction with the acquisition of the two bank offices in 2012, the Company recorded a $1.5 million core deposit intangible asset.  The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets:

	2012
	Gross	Accumulated
	Amount	Amortization

Core deposit intangible asset	$1,500,000	$196,736

There were no additions of other significant acquired intangible assets during 2012.

The amortization expense for the core deposit intangible asset totaled $196,736 for the year ended December 31, 2012.  Estimated remaining amortization expense on core deposit intangible for the years ending is as follows:

2013	$273,700
2014	244,000
2015	217,500
2016	193,864
2017	172,768
2018 and thereafter	201,432

Note 10.  Deposits

At December 31, 2012, the maturities of time deposits are as follows:

2013	$132,452,024
2014	61,845,935
2015	34,831,403
2016	13,770,335
2017	11,231,262
After	1,500,000
$255,630,959

Interest expense on deposits is summarized as follows:

	2012	2011	2010

NOW accounts	$355,615	$405,392	$449,208
Savings and money market	797,519	873,281	919,754
Time, $100,000 and over	1,298,374	1,619,749	1,651,475
Other time	2,020,829	2,415,054	3,076,067
	$4,472,337	$5,313,476	$6,096,504
.
Deposits held by the Company from related parties at December 31, 2012 and 2011 amounted to approximately $14,700,000 and $13,800,000, respectively.

Note 11.  Borrowings

Securities sold under repurchase agreements (repurchase agreements) are short-term and are secured by securities available-for-sale.

At December 31, 2012, FHLB advances and other long-term borrowings consisted of the following:

		Weighted
		Average
	Amount	Interest Rate	Features

FHLB advances maturing in:
2013	$2,000,000	2.06%
After	12,611,035	2.98%	Includes $4,500,000 callable in February 2013; $7,000,000 callable in March 2013: $1,111,034 15 year amortizing and puttable in 20
Total FHLB advances	14,611,035	2.86%

Other long-term borrowings maturing in:
2014	7,000,000	2.99%
2018	13,000,000	3.56%	Callable in 2013
Total other long-term borrowings	20,000,000	3.36%

Total FHLB and other long-term borrowings	$34,611,035	3.15%
Borrowed funds at December 31, 2011 included borrowings from the FHLB and other long-term borrowings of $35,179,335. Such borrowings carried a weighted-average interest rate of 3.13% with maturities ranging from 2012 through 2025.

Other long-term borrowings are term repurchase agreements, have maturity dates greater than one year, but the term repurchase agreement with maturity in 2018 can be called by the issuing financial institution on a quarterly basis during or anytime after 2013.

FHLB borrowings are collateralized by certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans.  The short-term and term repurchase agreements are collateralized with U.S. government agencies and mortgage-backed securities with a carrying and fair value of $89,128,000 at December 31, 2012.  The Banks had available borrowings with the FHLB of Des Moines, Iowa of $84,383,000 at December 31, 2012.

Note 12.  Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan.  For the years ended December 31, 2012, 2011 and 2010, the Company matched employee contributions up to a maximum of 3% and also contributed an amount equal to 3% of the participating employee’s compensation.  For the years ended December 31, 2012, 2011 and 2010, Company contributions to the plan were approximately $548,000, $498,000, and $545,000, respectively.  The plan covers substantially all employees.

Note 13.  Income Taxes

The components of income tax expense are as follows:

	2012	2011	2010
Federal:
Current	$3,975,247	$3,153,292	$3,144,997
Deferred	(184,093)	520,940	334,114
	3,791,154	3,674,232	3,479,111
State:
Current	954,724	827,034	919,289
Deferred	1,765	49,014	105,652
	956,489	876,048	1,024,941

Income tax expense	$4,747,643	$4,550,280	$4,504,052

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	2012	2011	2010

Income taxes at 35% federal tax rate	$6,625,483	$6,464,880	$6,114,614
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(2,419,917)	(2,356,634)	(2,084,701)
State taxes, net of federal tax benefit	610,450	544,173	476,963
Other	(68,373)	(102,139)	(2,824)
Total income tax expense	$4,747,643	$4,550,280	$4,504,052
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are as follows:

	2012	2011

Deferred tax assets:
Allowance for loan losses	$2,625,506	$2,607,959
Other real estate owned	1,640,261	1,635,131
Other-than-temporary impairment on securities	96,924	-
Other deferred tax assets	987,011	787,465
	5,349,702	5,030,555
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(6,504,565)	(5,575,110)
Other deferred tax liabilities	(477,697)	(340,878)
	(6,982,262)	(5,915,988)

Net deferred tax liability	$(1,632,560)	$(885,433)

Income taxes currently payable of approximately $116,000 and $146,000 are included in accrued expenses and other liabilities as of December 31, 2012 and 2011, respectively.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa.  The Company is no longer subject to U.S. federal income and state tax examinations for years before 2009.

The Company follows the accounting requirements for uncertain tax positions.  Management has determined that the Company has no material uncertain tax positions that would require recognition.  The Company had no significant unrecognized tax benefits as of December 31, 2012, that if recognized, would affect the effective tax rate.  Management has determined there are no material accrued interest or penalties as of or for the years ended December 31, 2012 and 2011.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months as of December 31, 2012 and 2011.

Note 14.  Commitments, Contingencies and Concentrations of Credit Risk

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

	2012	2011

Commitments to extend credit	$94,198,000	$94,457,000
Standby letters of credit	2,414,000	3,016,000
	$96,612,000	$97,473,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  At December 31, 2012 and 2011, approximately $62,552,000 and $65,487,000 of the commitments to extend credit were fixed interest rates.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Banks evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

At December 31, 2012 and 2011, the Banks have established liabilities totaling $302,000 and $250,000, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

Concentrations of credit risk:  The Banks originate real estate, consumer, and commercial loans, primarily in Boone, Hancock, Marshall, Polk and Story Counties in Iowa, as well as adjacent counties.  Although the Banks have diversified loan portfolios, a substantial portion of their borrowers’ ability to repay loans is dependent upon economic conditions in the Banks’ market areas.

Note 15.  Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.  Regulators also have the ability to impose higher limits than those specified by capital adequacy guidelines if they so deem necessary.

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2012 and 2011, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the federal banking regulators categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  Management believes there are no conditions or events since that notification that have changed the institution’s category.  The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012:
Total capital (to risk-weighted assets):
Consolidated	$134,879	15.9%	$67,913	8.0%	N/A	N/A
Boone Bank & Trust	13,127	16.5	6,361	8.0	$7,951	10.0%
First National Bank	62,774	14.0	35,930	8.0	44,913	10.0
Reliance State Bank	17,477	12.0	11,648	8.0	14,560	10.0
State Bank & Trust	16,970	15.8	8,598	8.0	10,747	10.0
United Bank & Trust	13,101	20.5	5,122	8.0	6,403	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$126,758	14.9%	$33,956	4.0%	N/A	N/A
Boone Bank & Trust	12,337	15.5	3,181	4.0	$4,771	6.0%
First National Bank	59,299	13.2	17,965	4.0	26,948	6.0
Reliance State Bank	16,485	11.3	5,824	4.0	8,736	6.0
State Bank & Trust	15,623	14.5	4,299	4.0	6,448	6.0
United Bank & Trust	12,299	19.2	2,561	4.0	3,842	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$126,758	10.9%	$46,432	4.0%	N/A	N/A
Boone Bank & Trust	12,337	9.9	4,969	4.0	$6,211	5.0%
First National Bank	59,299	10.3	22,989	4.0	28,736	5.0
Reliance State Bank	16,485	7.9	8,386	4.0	10,483	5.0
State Bank & Trust	15,623	10.5	5,950	4.0	7,437	5.0
United Bank & Trust	12,299	11.5	4,296	4.0	5,370	5.0

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011:
Total capital (to risk-weighted assets):
Consolidated	$132,923	18.0%	$59,032	8.0%	N/A	N/A
Boone Bank & Trust	13,715	17.5	6,274	8.0	$7,843	10.0%
First National Bank	59,403	14.4	33,096	8.0	41,370	10.0
Reliance State Bank	9,719	14.5	5,368	8.0	6,710	10.0
State Bank & Trust	15,913	15.4	8,293	8.0	10,366	10.0
United Bank & Trust	12,088	20.0	4,838	8.0	6,047	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$124,691	16.9%	$29,516	4.0%	N/A	N/A
Boone Bank & Trust	12,900	16.5	3,137	4.0	$4,706	6.0%
First National Bank	55,906	13.5	16,548	4.0	24,822	6.0
Reliance State Bank	8,955	13.4	2,684	4.0	4,026	6.0
State Bank & Trust	14,613	14.1	4,146	4.0	6,220	6.0
United Bank & Trust	11,329	18.7	2,419	4.0	3,628	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$124,691	12.2%	$40,572	4.0%	N/A	N/A
Boone Bank & Trust	12,900	10.9	4,731	4.0	$5,914	5.0%
First National Bank	55,906	10.3	21,824	4.0	27,280	5.0
Reliance State Bank	8,955	10.2	3,526	4.0	4,408	5.0
State Bank & Trust	14,613	10.0	5,839	4.0	7,299	5.0
United Bank & Trust	11,329	10.4	4,361	4.0	5,452	5.0

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

Note 16.    Fair Value Measurements

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

Level 2:
Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted process for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatility, prepayment speeds, credit risk); or inputs derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:
Inputs to the valuation methodology are unobservable and significant to the fair value measurement.  Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2012 and 2011:

Description	Total	Level 1	Level 2	Level 3

2012

U.S. government agencies	$48,687,000	$-	$48,687,000	$-
U.S. government mortgage-backed securities	191,957,000	-	191,957,000	-
State and political subdivisions	309,573,000	-	309,573,000	-
Corporate bonds	34,761,000	-	34,761,000	-
Equity securities, financial industry common stock	630,000	630,000	-	-
Equity securities, other	2,809,000	-	2,809,000	-

	$588,417,000	$630,000	$587,787,000	$-

2011

U.S. government agencies	$63,200,000	$-	$63,200,000	$-
U.S. government mortgage-backed securities	159,855,000	-	159,855,000	-
State and political subdivisions	259,393,000	-	259,393,000	-
Corporate bonds	20,387,000	-	20,387,000	-
Equity securities, financial industry common stock	2,810,000	2,810,000	-	-
Equity securities, other	2,980,000	-	2,980,000	-

	$508,625,000	$2,810,000	$505,815,000	$-

Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Other available-for-sale securities are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2012 and 2011:

Description	Total	Level 1	Level 2	Level 3

2012

Loans	$2,732,000	$-	$-	$2,732,000
Other real estate owned	9,911,000	-	-	9,911,000

Total	$12,643,000	$-	$-	$12,643,000

2011

Loans	$2,453,000	$-	$-	$2,453,000
Other real estate owned	9,538,000	-	-	9,538,000

Total	$11,991,000	$-	$-	$11,991,000

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

The following table includes the carrying amounts and fair values of financial assets and liabilities as of December 31, 2012 and 2011.

		2012		2011
	Fair Value
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$34,805,371	$34,805,000	$22,829,291	$22,829,000
Interest bearing deposits	Level 1	44,639,033	44,639,000	33,741,406	33,741,000
Securities available-for-sale	See previous table	588,417,037	588,417,000	508,624,622	508,625,000
Loans receivable, net	Level 2	510,125,880	514,047,000	438,650,837	445,240,000
Loans held for sale	Level 2	1,030,180	1,030,000	1,212,620	1,213,000
Accrued income receivable	Level 1	7,173,703	7,174,000	6,467,509	6,468,000
Financial liabilities:
Deposits	Level 2	$1,004,732,450	$1,008,013,000	$818,705,391	$821,979,000
Securities sold under agreements to repurchase	Level 1	27,088,660	27,089,000	41,696,585	41,697,000
FHLB and other long-term borrowings	Level 2	34,611,035	38,401,000	35,179,335	38,705,000
Accrued interest payable	Level 1	752,425	752,000	802,847	803,000

Note 17.  Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  There were no significant events or transactions occurring after December 31, 2012, but prior to March 12, 2013, that provided additional evidence about conditions that existed at December 31, 2012.  There were no significant events or transactions that provided evidence about conditions that did not exist at December 31, 2012.

Note 18.   Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2012 and 2011, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2012, is as follows:

CONDENSED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011

ASSETS

Cash and due from banks	$31,189	$39,366
Interest bearing deposits in banks	2,995,809	4,846,197
Securities available-for-sale	629,700	9,059,164
Investment in bank subsidiaries	133,965,023	113,534,816
Loans receivable, net	7,635,109	6,923,288
Premises and equipment, net	545,956	555,846
Accrued income receivable	29,990	82,420
Deferred income taxes	543,531	788,684
Other assets	15,000	115,000

Total assets	$146,391,307	$135,944,781

LIABILITIES

Dividends payable	$1,396,637	$1,210,419
Accrued expenses and other liabilities	258,935	176,977

Total liabilities	1,655,572	1,387,396

STOCKHOLDERS' EQUITY

Common stock	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	94,159,839	85,564,078
Accumulated other comprehensive income	11,075,342	9,492,753
Treasury stock	(2,016,498)	(2,016,498)
Total stockholders' equity	144,735,735	134,557,385

Total liabilities and stockholders' equity	$146,391,307	$135,944,781

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Operating income:
Equity in net income of bank subsidiaries	$14,212,775	$13,865,320	$13,418,456
Interest	505,918	685,698	954,867
Dividends	20,400	59,400	96,094
Rental income	118,545	112,652	114,372
Other income	1,364,000	1,243,000	-
Securities (losses), net	(83,180)	-	(12,152)
	16,138,458	15,966,070	14,571,637

Credit for loan losses	(224,000)	(50,000)	(50,000)

Operating income after credit for loan losses	16,362,458	16,016,070	14,621,637

Operating expenses	2,208,650	2,089,563	1,961,563

Income before income taxes	14,153,808	13,926,507	12,660,074

Income tax expense (benefit)	(28,500)	5,700	(306,200)

Net income	$14,182,308	$13,920,807	$12,966,274

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,182,308	$13,920,807	$12,966,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,116	38,165	39,136
Credit for loan losses	(224,000)	(50,000)	(50,000)
Amortization, net	52,200	125,968	(1,091)
Provision for deferred income taxes	47,138	5,000	(83,000)
Securities (gains) losses, net	(176,671)	-	12,152
Other-than-temporary impairment of securities available-for-sale	259,851	-	-
Gain on sale of other real estate owned	-	(8,120)	(30,568)
Equity in net income of bank subsidiaries	(14,212,775)	(13,865,320)	(13,418,456)
Dividends received from bank subsidiaries	8,428,000	5,384,000	3,900,000
Decrease (increase) in accrued income receivable	52,430	(5,500)	27,161
Decrease (increase) in other assets	100,000	(100,000)	245,955
Decrease (increase) in accrued expense and other liabilities	81,958	28,660	(59,541)
Net cash provided by operating activities	8,629,555	5,473,660	3,548,022

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	-	(6,592,208)	-
Proceeds from sale of securities available-for-sale	3,030,867	-	2,176,341
Proceeds from maturities and calls of securities available-for-sale	416,002	1,773,232	500,000
Decrease (increase) in interest bearing deposits in banks	1,850,388	3,136,304	(6,469,267)
(Increase) decrease in loans	(487,821)	2,850,925	4,185,210
Proceeds from the sale of other real estate owned	-	87,045	148,956
Purchase of bank premises and equipment	(29,226)	(20,431)	(9,145)
Investment in bank subsidiaries	(8,017,613)	-	-
Net cash provided by (used in) investing activities	(3,237,403)	1,234,867	532,095

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	(2,016,498)	-
Dividends paid	(5,400,329)	(4,703,424)	(4,056,153)
Net cash used in financing activities	(5,400,329)	(6,719,922)	(4,056,153)

Net increase (decrease) in cash and cash equivalents	(8,177)	(11,395)	23,964

CASH AND DUE FROM BANKS
Beginning	39,366	50,761	26,797
Ending	$31,189	$39,366	$50,761

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash receipts for income taxes	$149,519	$6,806	$393,829

Note 19.   Selected Quarterly Financial Data (Unaudited)

	2012
	March 31	June 30	September 30	December 31

Total interest income	$9,211,369	$9,670,406	$9,666,692	$9,523,271
Total interest expense	1,498,816	1,472,802	1,420,259	1,360,064
Net interest income	7,712,553	8,197,604	8,246,433	8,163,207
Provision for loan losses	51,293	64,412	35,664	(129,092)
Net income	3,543,158	3,309,416	3,860,995	3,468,739
Basic and diluted earnings per common share	0.38	0.36	0.41	0.37

	2011
	March 31	June 30	September 30	December 31

Total interest income	$9,147,792	$9,543,717	$9,549,724	$9,374,472
Total interest expense	1,749,553	1,736,968	1,676,822	1,566,722
Net interest income	7,398,239	7,806,749	7,872,902	7,807,750
Provision for loan losses	-	404,788	4,904	123,269
Net income	3,472,521	3,243,372	3,589,874	3,615,040
Basic and diluted earnings per common share	0.37	0.34	0.38	0.39

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 24, 2013, as filed with the SEC on March 18, 2013 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

Reports of CliftonLarsonAllen LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2012 and 2011
Consolidated Statements of Income for the Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	List of Exhibits.

3.1	- Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K as filed June 16, 2005)
3.2	- Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to Form 8-K as filed February 19, 2008)
10.1	- Management Incentive Compensation Plan (incorporated by reference to Exhibit 10 filed with the Company’s Form 8-K on November 19, 2012*
21	- Subsidiaries of the Registrant
23	- Consent of Independent Registered Public Accounting Firm
31.1	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
* Indicates a management compensatory plan or arrangement.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMES NATIONAL CORPORATION

March 12, 2013	By:	/s/ Thomas H. Pohlman
Thomas H. Pohlman, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 12, 2013.

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