Form 10-Q
period 2013-03-31
AMES NATIONAL CORP
filed 2013-05-09
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at April 26, 2013)

AMES NATIONAL CORPORATION

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
ASSETS	2013	2012

Cash and due from banks	$22,695,730	$34,805,371
Interest bearing deposits in financial institutions	76,070,883	44,639,033
Securities available-for-sale	608,303,937	588,417,037
Loans receivable, net	507,833,509	510,125,880
Loans held for sale	1,453,982	1,030,180
Bank premises and equipment, net	12,073,335	12,233,464
Accrued income receivable	7,161,067	7,173,703
Other real estate owned	9,595,828	9,910,825
Core deposit intangible, net	1,229,491	1,303,264
Goodwill	5,600,749	5,600,749
Other assets	2,511,842	2,452,593

Total assets	$1,254,530,353	$1,217,692,099

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$166,911,150	$182,033,279
NOW accounts	314,063,659	287,294,015
Savings and money market	302,870,203	279,774,197
Time, $100,000 and over	97,819,266	99,925,619
Other time	152,552,623	155,705,340
Total deposits	1,034,216,901	1,004,732,450

Securities sold under agreements to repurchase	34,722,165	27,088,660
Federal Home Loan Bank (FHLB) advances	12,593,618	14,611,035
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,489,747	1,396,627
Deferred income taxes	1,039,518	1,632,560
Accrued expenses and other liabilities	4,696,722	3,495,032
Total liabilities	1,108,758,671	1,072,956,364

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,432,915 shares; outstanding 9,310,913 shares as of March 31, 2013 and December 31, 2012	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	96,256,026	94,159,839
Accumulated other comprehensive income-net unrealized gain on securities available-for-sale	10,015,102	11,075,342
Treasury stock, at cost; 122,002 shares at March 31, 2013 and December 31, 2012	(2,016,498)	(2,016,498)
Total stockholders' equity	145,771,682	144,735,735

Total liabilities and stockholders' equity	$1,254,530,353	$1,217,692,099

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Three Months Ended March 31, 2013 and 2012

	2013	2012

Interest income:
Loans, including fees	$6,158,513	$5,810,757
Securities:
Taxable	1,379,962	1,624,644
Tax-exempt	1,728,433	1,650,715
Interest bearing deposits and federal funds sold	109,733	125,253
Total interest income	9,376,641	9,211,369

Interest expense:
Deposits	995,840	1,169,318
Other borrowed funds	295,911	329,498
Total interest expense	1,291,751	1,498,816

Net interest income	8,084,890	7,712,553

Provision for loan losses	13,574	51,293

Net interest income after provision for loan losses	8,071,316	7,661,260

Noninterest income:
Trust services income	487,254	504,772
Service fees	375,825	337,439
Securities gains, net	68,991	307,533
Gain on sale of loans held for sale	355,543	285,039
Merchant and ATM fees	340,486	296,958
Other noninterest income	214,869	168,847
Total noninterest income	1,842,968	1,900,588

Noninterest expense:
Salaries and employee benefits	3,216,082	2,980,619
Data processing	572,635	509,330
Occupancy expenses	405,724	359,684
FDIC insurance assessments	160,308	154,461
Professional fees	272,455	317,473
Business development	191,351	181,116
Other real estate owned (income) expense, net	(5,181)	98,378
Core deposit intangible amortization	73,773	-
Other operating expenses, net	231,949	237,722
Total noninterest expense	5,119,096	4,838,783

Income before income taxes	4,795,188	4,723,065

Provision for income taxes	1,209,254	1,179,907

Net income	$3,585,934	$3,543,158

Basic and diluted earnings per share	$0.39	$0.38

Dividends declared per share	$0.16	$0.15

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$3,585,934	$3,543,158
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(1,613,929)	958,828
Less: reclassification adjustment for gains realized in net income	68,991	307,533
Other comprehensive income (loss) before tax	(1,682,920)	651,295
Tax effect related to other comprehensive income (loss)	622,680	(240,980)
Other comprehensive income (loss), net of tax	(1,060,240)	410,315
Comprehensive income	$2,525,694	$3,953,473

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
Three Months Ended March 31, 2013 and 2012

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2011	$18,865,830	$22,651,222	$85,564,078	$9,492,753	$(2,016,498)	$134,557,385
Net income	-	-	3,543,158	-	-	3,543,158
Other comprehensive income	-	-	-	410,315	-	410,315
Cash dividends declared, $0.15 per share	-	-	(1,396,637)	-	-	(1,396,637)
Balance, March 31, 2012	$18,865,830	$22,651,222	$87,710,599	$9,903,068	$(2,016,498)	$137,114,221

Balance, December 31, 2012	$18,865,830	$22,651,222	$94,159,839	$11,075,342	$(2,016,498)	$144,735,735
Net income	-	-	3,585,934	-	-	3,585,934
Other comprehensive loss	-	-	-	(1,060,240)	-	(1,060,240)
Cash dividends declared, $0.16 per share	-	-	(1,489,747)	-	-	(1,489,747)
Balance, March 31, 2013	$18,865,830	$22,651,222	$96,256,026	$10,015,102	$(2,016,498)	$145,771,682

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Three Months Ended March 31, 2013 and 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,585,934	$3,543,158
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,574	51,293
Provision for off-balance sheet commitments	14,000	6,000
Amortization, net, securities available-for-sale	1,649,643	1,575,550
Amortization of core deposit intangible asset	73,773	-
Depreciation	190,428	174,664
Provision (credit) for deferred income taxes	29,639	(152,800)
Securities gains, net	(68,991)	(307,533)
Impairment of other real estate owned	-	22,475
Loss (gain) on sale of other real estate owned, net	(25,351)	8,674
Change in assets and liabilities:
Increase in loans held for sale	(423,802)	(168,231)
Decrease in accrued income receivable	12,636	33,620
Decrease (increase) in other assets	(62,459)	101,016
Increase in accrued expenses and other liabilities	1,187,690	1,358,096
Net cash provided by operating activities	6,176,714	6,245,982

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(48,732,167)	(58,422,193)
Proceeds from sale of securities available-for-sale	1,701,395	8,648,317
Proceeds from maturities and calls of securities available-for-sale	23,698,932	32,018,132
Net increase in interest bearing deposits in financial institutions	(31,431,850)	(37,197,365)
Net decrease in federal funds sold	-	(700,000)
Net decrease (increase) in loans	2,398,188	(5,810,130)
Net proceeds from the sale of other real estate owned	334,068	106,466
Purchase of bank premises and equipment, net	(27,089)	(110,346)
Net cash used in investing activities	(52,058,523)	(61,467,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	29,552,707	61,026,139
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	7,633,505	(5,612,053)
Payments on FHLB borrowings	(2,017,417)	(516,872)
Dividends paid	(1,396,627)	(1,210,419)
Net cash provided by financing activities	33,772,168	53,686,795

Net decrease in cash and due from banks	(12,109,641)	(1,534,342)

CASH AND DUE FROM BANKS
Beginning	34,805,371	22,829,291
Ending	$22,695,730	$21,294,949

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Three Months Ended March 31, 2013 and 2012

	2013	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,394,056	$1,508,085
Income taxes	55,440	272,147

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$5,205	$152,500

See Notes to Consolidated Financial Statements.

Index

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three month periods ended March 31, 2013 and 2012 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment.  This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  At March 31, 2013, Company management has performed a goodwill impairment analysis and determined goodwill was not impaired.

The only other significant intangible asset is a core deposit intangible.  The core deposit intangible asset is determined to have a definite life and is amortized over the estimated useful life.  The core deposit intangible asset is a customer based relationship valuation attributed to the expectation of a lower net cost of these deposits versus alternative sources of funds.  The core deposit intangible asset is reviewed for impairment whenever events occur or circumstances indicate that the carrying amount may not be recoverable.  No such events have occurred and Company management continues to amortize over the original estimated useful life.

2.	Office Acquisition

On April 27, 2012, Reliance State Bank (Reliance Bank) completed the purchase of two bank offices located in Garner and Klemme, Iowa (the “Acquisition”).  This Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share.  The acquired assets and liabilities were recorded at fair value at the date of acquisition.  These offices were purchased for cash consideration of $5.4 million.  As a result of the Acquisition, the Company recorded a core deposit intangible asset of $1,500,000 and goodwill of $5,601,000. The results of operations for this Acquisition have been included since the transaction date of April 27, 2012.

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

The excess cash in the transaction has been utilized through purchases within Reliance Bank’s investment portfolio.  In the future, any excess cash will be used in the form of continued investment growth and to fund loan growth.

3.	Dividends

On February 13, 2013, the Company declared a cash dividend on its common stock, payable on May 15, 2013 to stockholders of record as of May 1, 2013, equal to $0.16 per share.

4.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2013 and 2012 were 9,310,913.  The Company had no potentially dilutive securities outstanding during the periods presented.

Index

5.	Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2012.

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

Index

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2013 and December 31, 2012.

Description	Total	Level 1	Level 2	Level 3

2013

U.S. government agencies	$51,181,000	$-	$51,181,000	$-
U.S. government mortgage-backed securities	193,728,000	-	193,728,000	-
State and political subdivisions	324,841,000	-	324,841,000	-
Corporate bonds	35,166,000	-	35,166,000	-
Equity securities, financial industry common stock	694,000	694,000	-	-
Equity securities, other	2,694,000	-	2,694,000	-

	$608,304,000	$694,000	$607,610,000	$-

2012

U.S. government agencies	$48,687,000	$-	$48,687,000	$-
U.S. government mortgage-backed securities	191,957,000	-	191,957,000	-
State and political subdivisions	309,573,000	-	309,573,000	-
Corporate bonds	34,761,000	-	34,761,000	-
Equity securities, financial industry common stock	630,000	630,000	-	-
Equity securities, other	2,809,000	-	2,809,000	-

	$588,417,000	$630,000	$587,787,000	$-

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

Index

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of March 31, 2013 and December 31, 2012.

Description	Total	Level 1	Level 2	Level 3

2013

Loans receivable	$3,612,000	$-	$-	$3,612,000
Other real estate owned	9,596,000	-	-	9,596,000

Total	$13,208,000	$-	$-	$13,208,000

2012

Loans receivable	$2,732,000	$-	$-	$2,732,000
Other real estate owned	9,911,000	-	-	9,911,000

Total	$12,643,000	$-	$-	$12,643,000

Loans Receivable: Loans in the tables above consist of impaired credits held for investment.  In accordance with the loan impairment guidance, impairment was measured based on the fair value of collateral less estimated selling costs for collateral dependent loans.  Fair value for impaired loans is based upon appraised values of collateral adjusted for trends observed in the market.  A valuation allowance was recorded for the excess of the loan’s recorded investment over the amounts determined by the collateral value method.  This valuation is a component of the allowance for loan losses.  The Company considers these fair value measurements as level 3.

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

Fair value of financial instruments:

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases in which quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases could not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Company.

Index

The following disclosures represent financial instruments in which the ending balances at March 31, 2013 and December 31, 2012 are not carried at fair value in their entirety on the consolidated balance sheets.

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

Securities sold under agreements to repurchase and other short-term borrowings:  The carrying amounts of securities sold under agreements to repurchase and other short-term borrowings approximate fair value because of the generally short-term nature of the instruments.

FHLB advances and other long-term borrowings:  Fair values of FHLB advances and other long-term borrowings are estimated using discounted cash flow analysis based on interest rates currently being offered with similar terms.

Accrued income receivable and accrued interest payable:  The carrying amounts of accrued income receivable and accrued interest payable approximate fair value.

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

Index

The estimated fair values of the Company’s financial instruments as described above were as follows:

		March 31,		December 31,
		2013		2012
	Fair Value
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$22,695,730	$22,696,000	$34,805,371	$34,805,000
Interest bearing deposits	Level 1	76,070,883	76,071,000	44,639,033	44,639,000
Securities available-for-sale	See previous table	608,303,937	608,304,000	588,417,037	588,417,000
Loans receivable, net	Level 2	507,833,509	511,637,000	510,125,880	514,047,000
Loans held for sale	Level 2	1,453,982	1,454,000	1,030,180	1,030,000
Accrued income receivable	Level 1	7,161,067	7,161,000	7,173,703	7,174,000
Financial liabilities:
Deposits	Level 2	$1,034,216,901	$1,036,712,000	$1,004,732,450	$1,008,013,000
Securities sold under agreements to repurchase	Level 1	34,722,165	34,722,000	27,088,660	27,089,000
FHLB advances	Level 2	12,593,618	13,864,000	14,611,035	15,997,000
Other long-term borrowings	Level 2	20,000,000	22,263,000	20,000,000	22,404,000
Accrued interest payable	Level 1	718,376	718,000	752,425	752,000

The methodology used to determine fair value as of March 31, 2013 did not change from the methodology used in the December 31, 2012 Annual Report.

Index

7.	Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2013:
U.S. government agencies	$48,938,063	$2,258,815	$(15,736)	$51,181,142
U.S. government mortgage-backed securities	189,197,448	4,695,291	(165,058)	193,727,681
State and political subdivisions	316,296,601	9,203,882	(659,132)	324,841,351
Corporate bonds	34,651,039	1,144,912	(629,888)	35,166,063
Equity securities, financial industry common stock	629,700	63,900	-	693,600
Equity securities, other	2,694,100	-	-	2,694,100
	$592,406,951	$17,366,800	$(1,469,814)	$608,303,937

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2012:
U.S. government agencies	$46,264,590	$2,422,445	$-	$48,687,035
U.S. government mortgage-backed securities	187,174,681	4,947,586	(165,076)	191,957,191
State and political subdivisions	300,025,960	9,963,545	(416,544)	309,572,961
Corporate bonds	33,933,600	1,098,168	(270,218)	34,761,550
Equity securities, financial industry common stock	629,700	-	-	629,700
Equity securities, other	2,808,600	-	-	2,808,600
	$570,837,131	$18,431,744	$(851,838)	$588,417,037

The proceeds, gains and losses from securities available-for-sale for the three months ended March 31, 2013 and 2012 are summarized below:

	Three Months Ended
	March 31,
	2013	2012
Proceeds from sales of securities available-for-sale	$1,701,395	$8,648,317
Gross realized gains on securities available-for-sale	70,502	307,763
Gross realized losses on securities available-for-sale	1,511	230
Tax provision applicable to net realized gains on securities available-for-sale	26,000	115,000

Index

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2013:

Securities available-for-sale:
U.S. government agencies	$4,342,660	$(15,736)	$-	$-	$4,342,660	$(15,736)
U.S. government mortgage-backed securities	$24,397,002	$(165,058)	$-	$-	$24,397,002	$(165,058)
State and political subdivisions	44,975,134	(642,358)	961,118	(16,774)	45,936,252	(659,132)
Corporate bonds	14,420,451	(629,888)	-	-	14,420,451	(629,888)
	$88,135,247	$(1,453,040)	$961,118	$(16,774)	$89,096,365	$(1,469,814)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2012:

Securities available-for-sale:
U.S. government mortgage-backed securities	$20,972,453	$(165,076)	$-	$-	$20,972,453	$(165,076)
State and political subdivisions	30,651,869	(410,357)	578,145	(6,187)	31,230,014	(416,544)
Corporate bonds	13,979,171	(270,218)	-	-	13,979,171	(270,218)
	$65,603,493	$(845,651)	$578,145	$(6,187)	$66,181,638	$(851,838)

Gross unrealized losses on debt securities totaled $1,469,814 as of March 31, 2013.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Index

8.	Loan Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31, 2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2012	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773
Provision (credit) for loan losses	(49)	61	216	1	(157)	(41)	(17)	14
Recoveries of loans charged-off	-	21	-	-	1	-	4	26
Loans charged-off	-	(23)	-	-	-	-	(4)	(27)
Balance, March 31, 2013	$326	$1,492	$3,075	$524	$1,305	$904	$160	$7,786

	Three Months Ended March 31, 2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2011	$793	$1,402	$2,859	$501	$1,352	$764	$234	$7,905
Provision (credit) for loan losses	24	(10)	(42)	15	61	40	(37)	51
Recoveries of loans charged-off	-	3	-	-	4	-	22	29
Loans charged-off	-	(10)	-	-	-	-	(9)	(19)
Balance, March 31, 2012	$817	$1,385	$2,817	$516	$1,417	$804	$210	$7,966

Allowance for loan losses disaggregated on the basis of impairment analysis method as of March 31, 2013 and December 31, 2012 is as follows (in thousands):

2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$100	$148	$232	$-	$200	$6	$1	$687
Collectively evaluated for impairment	226	1,344	2,843	524	1,105	898	159	7,099
Balance March 31, 2013	$326	$1,492	$3,075	$524	$1,305	$904	$160	$7,786

2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$100	$110	$86	$-	$400	$6	$-	$702
Collectively evaluated for impairment	275	1,323	2,773	523	1,061	939	177	7,071
Balance December 31, 2012	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773

Index

Loans receivable disaggregated on the basis of impairment analysis method as of March 31, 2013 and December 31, 2012 is as follows (in thousands):

2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$1,434	$1,209	$3,207	$-	$792	$6	$4	$6,652
Collectively evaluated for impairment	13,359	106,942	185,537	40,837	81,038	67,031	14,250	508,994

Balance March 31, 2013	$14,793	$108,151	$188,744	$40,837	$81,830	$67,037	$14,254	$515,646

2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$1,493	$1,121	$3,280	$-	$710	$6	$4	$6,614
Collectively evaluated for impairment	15,584	103,147	175,380	43,868	79,554	77,477	16,336	511,346

Balance December 31, 2012	$17,077	$104,268	$178,660	$43,868	$80,264	$77,483	$16,340	$517,960

Index

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  The following is a recap of impaired loans, on a disaggregated basis, at March 31, 2013 and December 31, 2012:

2013
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$1,005,000	$1,005,000	$-
Real estate - 1 to 4 family residential	664,000	664,000	-
Real estate - commercial	611,000	611,000	-
Real estate - agricultural	-	-	-
Commercial	70,000	70,000	-
Agricultural	-	-	-
Consumer and other	3,000	3,000	-
Total loans with no specific reserve:	2,353,000	2,353,000	-

With an allowance recorded:
Real estate - construction	429,000	429,000	100,000
Real estate - 1 to 4 family residential	545,000	555,000	148,000
Real estate - commercial	2,596,000	2,596,000	232,000
Real estate - agricultural	-	-	-
Commercial	722,000	722,000	200,000
Agricultural	6,000	6,000	6,000
Consumer and other	1,000	1,000	1,000
Total loans with specific reserve:	4,299,000	4,309,000	687,000

Total
Real estate - construction	1,434,000	1,434,000	100,000
Real estate - 1 to 4 family residential	1,209,000	1,219,000	148,000
Real estate - commercial	3,207,000	3,207,000	232,000
Real estate - agricultural	-	-	-
Commercial	792,000	792,000	200,000
Agricultural	6,000	6,000	6,000
Consumer and other	4,000	4,000	1,000

	$6,652,000	$6,662,000	$687,000

Index

2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no specific reserve recorded:
Real estate - construction	$1,060,000	$1,060,000	$-
Real estate - 1 to 4 family residential	655,000	655,000	-
Real estate - commercial	1,381,000	1,381,000	-
Real estate - agricultural	-	-	-
Commercial	80,000	80,000	-
Agricultural	-	-	-
Consumer and other	4,000	4,000	-
Total loans with no specific reserve:	3,180,000	3,180,000	-

With an allowance recorded:
Real estate - construction	433,000	433,000	100,000
Real estate - 1 to 4 family residential	466,000	466,000	110,000
Real estate - commercial	1,899,000	1,899,000	86,000
Real estate - agricultural	-	-	-
Commercial	630,000	630,000	400,000
Agricultural	6,000	6,000	6,000
Consumer and other	-	-	-
Total loans with specific reserve:	3,434,000	3,434,000	702,000

Total
Real estate - construction	1,493,000	1,493,000	100,000
Real estate - 1 to 4 family residential	1,121,000	1,121,000	110,000
Real estate - commercial	3,280,000	3,280,000	86,000
Real estate - agricultural	-	-	-
Commercial	710,000	710,000	400,000
Agricultural	6,000	6,000	6,000
Consumer and other	4,000	4,000	-

	$6,614,000	$6,614,000	$702,000

Index

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2013 and 2012:

	Three Months ended March 31,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$1,033,000	$-	$1,660,000	$-
Real estate - 1 to 4 family residential	660,000	-	1,965,000	5,000
Real estate - commercial	996,000	2,000	941,000	-
Real estate - agricultural	-	-	-	-
Commercial	75,000	-	-	-
Agricultural	-	-	-	-
Consumer and other	4,000	-	-	-
Total loans with no specific reserve:	2,768,000	2,000	4,566,000	5,000

With an allowance recorded:
Real estate - construction	431,000	-	632,000	-
Real estate - 1 to 4 family residential	506,000	-	315,000	-
Real estate - commercial	2,248,000	-	1,739,000	-
Real estate - agricultural	-	-	-	-
Commercial	676,000	-	589,000	-
Agricultural	6,000	-	-	-
Consumer and other	1,000	-	1,000	-
Total loans with specific reserve:	3,868,000	-	3,276,000	-

Total
Real estate - construction	1,464,000	-	2,292,000	-
Real estate - 1 to 4 family residential	1,166,000	-	2,280,000	5,000
Real estate - commercial	3,244,000	2,000	2,680,000	-
Real estate - agricultural	-	-	-	-
Commercial	751,000	-	589,000	-
Agricultural	6,000	-	-	-
Consumer and other	5,000	-	1,000	-

	$6,636,000	$2,000	$7,842,000	$5,000

The interest foregone on nonaccrual loans for the three months ended March 31, 2013 and 2012 was approximately $85,000 and $116,000, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $4,956,000 as of March 31, 2013, of which all were included in impaired loans, $3,911,000 was included as nonaccrual loans and $1,045,000 was on accrual status. The Company had TDR of $5,105,000 as of December 31, 2012, all of which were included in impaired loans, $4,058,000 was included as nonaccrual loans and $1,047,000 was on accrual status.

Index

There was no new TDR activity in the three months ended March 31, 2013 and 2012.

Two TDR loans modified during the twelve months ended March 31, 2013 in the amount of $147,000 had payment defaults.  There were no TDR loans modified during the twelve months ended March 31, 2012, with subsequent payment defaults.  A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no financial impact for specific reserves or from charge-offs for the TDR loans for the three months ended March 31, 2013 and 2012.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2013 and December 31, 2012, is as follows:

2013
		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$351,000	$-	$351,000	$14,442,000	$14,793,000	$-
Real estate - 1 to 4 family residential	1,198,000	459,000	1,657,000	106,494,000	108,151,000	32,000
Real estate - commercial	85,000	47,000	132,000	188,612,000	188,744,000	-
Real estate - agricultural	439,000	-	439,000	40,398,000	40,837,000	-
Commercial	502,000	263,000	765,000	81,065,000	81,830,000	-
Agricultural	303,000	-	303,000	66,734,000	67,037,000	-
Consumer and other	166,000	1,000	167,000	14,087,000	14,254,000	-

	$3,044,000	$770,000	$3,814,000	$511,832,000	$515,646,000	$32,000

2012
		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$5,000	$-	$5,000	$17,072,000	$17,077,000	$-
Real estate - 1 to 4 family residential	973,000	275,000	1,248,000	103,020,000	104,268,000	-
Real estate - commercial	17,000	135,000	152,000	178,508,000	178,660,000	-
Real estate - agricultural	-	-	-	43,868,000	43,868,000	-
Commercial	449,000	-	449,000	79,815,000	80,264,000	-
Agricultural	71,000	-	71,000	77,412,000	77,483,000	-
Consumer and other	57,000	4,000	61,000	16,279,000	16,340,000	-

	$1,572,000	$414,000	$1,986,000	$515,974,000	$517,960,000	$-

Index

The credit risk profile by internally assigned grade, on a disaggregated basis, at March 31, 2013 and December 31, 2012 is as follows:

2013
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$7,148,000	$149,191,000	$36,314,000	$69,666,000	$64,532,000	$326,851,000
Watch	3,129,000	22,392,000	3,755,000	8,676,000	2,323,000	40,275,000
Special Mention	698,000	10,009,000	-	953,000	-	11,660,000
Substandard	2,384,000	3,945,000	768,000	1,743,000	176,000	9,016,000
Substandard-Impaired	1,434,000	3,207,000	-	792,000	6,000	5,439,000

	$14,793,000	$188,744,000	$40,837,000	$81,830,000	$67,037,000	$393,241,000

2012
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$8,127,000	$141,206,000	$40,201,000	$66,390,000	$75,920,000	$331,844,000
Watch	3,209,000	17,456,000	2,931,000	11,321,000	1,093,000	36,010,000
Special Mention	741,000	10,119,000	-	30,000	-	10,890,000
Substandard	3,507,000	6,599,000	736,000	1,813,000	464,000	13,119,000
Substandard-Impaired	1,493,000	3,280,000	-	710,000	6,000	5,489,000

	$17,077,000	$178,660,000	$43,868,000	$80,264,000	$77,483,000	$397,352,000

The credit risk profile based on payment activity, on a disaggregated basis, at March 31, 2013 and December 31, 2012 is as follows:

2013
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$107,287,000	$14,249,000	$121,536,000
Non-performing	864,000	5,000	869,000

	$108,151,000	$14,254,000	$122,405,000

2012
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$103,342,000	$16,336,000	$119,678,000
Non-performing	926,000	4,000	930,000

	$104,268,000	$16,340,000	$120,608,000

Index

9.	Other Real Estate Owned

The following table provides the composition of other real estate owned as of March 31, 2013 and December 31, 2012:

	2013	2012

Construction and land development	$7,489,151	$7,534,664
1 to 4 family residential real estate	1,292,299	1,561,784
Commercial real estate	814,378	814,377

	$9,595,828	$9,910,825

The Company is actively marketing the assets referred in the table above.  Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. The assets above are primarily located in the metropolitan Des Moines, Iowa and Ames, Iowa areas.

10.	Goodwill

Goodwill recognized in the Acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of the Garner and Klemme offices with Reliance Bank.  The goodwill is not amortized but is evaluated for impairment at least annually.  For income tax purposes, goodwill is amortized over 15 years.

11.	Core deposit intangible asset

In conjunction with the Acquisition, the Corporation recorded $1.5 million in core deposit intangible asset.  The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets:

	2013
	Gross	Accumulated
	Amount	Amortization

Core deposit intangible asset	$1,500,000	$270,509

There were no additions of other significant acquired intangible assets during 2013 or 2012.

Index

Amortization expense on core deposit intangible assets totaled $73,773 and $0 for the three months ended March 31, 2013 and 2012, respectively.  Estimated remaining amortization expense on core deposit intangible for the years ending is as follows:

2013	$199,927
2014	244,000
2015	217,500
2016	193,864
2017	172,768
2018 and thereafter	201,432

12.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.   There were no significant events or transactions occurring after March 31, 2013, but prior to May 9, 2013, that provided additional evidence about conditions that existed at March 31, 2013.  There were no significant events or transactions that provided evidence about conditions that did not exist at March 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ames National Corporation (the “Company”) is a bank holding company established in 1975 that owns and operates five bank subsidiaries in central Iowa (the “Banks”).  The following discussion is provided for the consolidated operations of the Company and its Banks, First National Bank, Ames, Iowa (First National), State Bank & Trust Co. (State Bank), Boone Bank & Trust Co. (Boone Bank), Reliance State Bank (Reliance Bank), and United Bank & Trust NA (United Bank). The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks.  Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker-dealer.  The Company employs eleven individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 191 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and Banks; (iii) fees on trust services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks and (v) gain on sale of loans held for sale.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) provision for loan losses; (iii) salaries and employee benefits; (iv) data processing costs associated with maintaining the Banks’ loan and deposit functions; and (v) occupancy expenses for maintaining the Banks’ facilities.  The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

Index

The Company had net income of $3,586,000, or $0.39 per share, for the three months ended March 31, 2013, compared to net income of $3,543,000, or $0.38 per share, for the three months ended March 31, 2012.  Total equity capital as of March 31, 2013 totaled $145.8 million or 11.6% of total assets.

The improvement in quarterly earnings can be primarily attributed to higher loan interest income and lower deposit interest expense, offset in part by higher noninterest expenses and lower investment interest income.  The Acquisition contributed to increases in net interest income, noninterest income, excluding securities gains and noninterest expense.

Net loan charge-offs totaled $400 for the three months ended March 31, 2013 and net loan recoveries totaled $10,000 for the three months ended March 31, 2012.  The provision for loan losses totaled $14,000 and $51,000 for the three months ended March 31, 2013 and 2012, respectively.

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

•         If Interest rates increase significantly over a relatively short period of time due to improving national employment or higher inflationary pressures, the interest rate environment may present a challenge to the Company.  Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense may increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

Index

•         If market interest rates in the three to five year time horizons remain at historically low levels as compared to the short term interest rates, the interest rate environment may present a challenge to the Company.   The Company’s earning assets will reprice at lower interest rates, but the deposit will not reprice at significantly lower interest rates, therefore, the net interest income may decrease.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

•         Other real estate owned amounted to $9.6 million and $9.9 million as of March 31, 2013 and December 31, 2012, respectively.  Other real estate owned expense (income) amounted to $(5,000) and $98,000 for the three months ended March 31, 2013 and 2012, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

•         The full compliance burden and impact on the Company’s operations and profitability with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation.  Hundreds of new federal regulations, studies and reports are required under the Dodd-Frank Act and not all of them have been finalized.  Although certain provisions of the Dodd-Frank Act have been implemented, federal rules and policies in this area will be further developing for months and years to come.  Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that Banks, as well as the Company, will be subject to significantly increased regulation and compliance obligations that will expose the Company to higher costs as well as noncompliance risk and consequences.

•         The Consumer Financial Protection Bureau, established under the Dodd-Frank Act, has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof” with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”).  The term “abusive” is new and untested, and because Bureau officials have indicated that compliance will be achieved through enforcement rather than the issuance of regulations, the Company cannot predict to what extent the Bureau’s future actions will have on the banking industry or the Company.  The full reach and impact of the Bureau’s broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown.  Notwithstanding the foregoing, insured depository institutions with assets of $10 billion or less (such as the Banks) will continue to be supervised and examined by their primary federal regulators, rather than the Bureau, with respect to compliance with federal consumer protection laws.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 7,083 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Index

Selected Indicators for the Company and the Industry

	Quarter Ended
	March 31,	Years Ended December 31,
	2013	2012		2011		2010
	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.18%	1.24%	1.00%	1.38%	0.88%	1.40%	0.66%

Return on equity	9.87%	10.08%	8.92%	10.82%	7.86%	10.91%	5.99%

Net interest margin	3.13%	3.35%	3.42%	3.60%	3.60%	3.74%	3.76%

Efficiency ratio	51.56%	52.33%	61.60%	49.80%	61.37%	50.12%	57.22%

Capital ratio	11.91%	12.31%	9.15%	12.75%	9.09%	12.80%	8.90%

*Latest available data

Key performances indicators include:

•         Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.18% and 1.33% for the three months ended March 31, 2013 and 2012, respectively.  The decrease in this ratio in 2013 from the previous period is primarily the result of an increase in average assets.  This increase in new or repriced earning assets generated less interest income given the low interest rate environment.

•         Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 9.87% and 10.37% for the three months ended March 31, 2013 and 2012, respectively.  The decrease in this ratio in 2013 from the previous period is primarily the result of higher average equity.

•         Net Interest Margin

The net interest margin for the three months ended March 31, 2013 and 2012 was 3.13% and 3.41%, respectively.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The decrease in this ratio in 2013 is primarily the result of higher interest earning average assets with lower market yields, offset in part by lower market cost of funds on interest bearing liabilities.

•         Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 51.56% and 50.34% for the three months ended March 31, 2013 and 2012, respectively.  The change in the efficiency ratio in 2013 from the previous period is primarily the result of increased noninterest expense.

Index

•         Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets.  It measures the level of average assets that are funded by shareholders’ equity.  Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company.  The Company’s capital ratio of 11.91% and 12.31% as of March 31, 2013 and December 31, 2012, respectively, is significantly higher than the industry average.

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

Index

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

Index

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

Index

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

Other Real Estate Owned

Real estate properties acquired through or in lieu of foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, independent appraisals or evaluations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell.  Impairment losses are measured as the amount by which the carrying amount of a property exceeds its fair value, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost basis or fair value less cost to sell.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  The portion of interest costs relating to development of real estate is capitalized.  The appraisals or evaluations are inherently subjective and require estimates that are susceptible to significant revisions as more information becomes available.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

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

Goodwill and Intangible Assets

Goodwill and the core deposit intangible asset arose in connection with the Acquisition.  These assets are tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Through March 31, 2013, no conditions indicated impairment has incurred.  The next annual test will be performed in the fourth quarter of 2013.  Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

Index

Income Statement Review for the Three Months ended March 31, 2013

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2013 and 2012:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2013			2012

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$79,983	$938	4.69%	$78,983	$973	4.93%
Agricultural	66,646	904	5.42%	48,196	657	5.45%
Real estate	347,848	4,109	4.73%	303,330	3,918	5.17%
Consumer and other	15,560	207	5.33%	19,713	262	5.32%

Total loans (including fees)	510,037	6,158	4.83%	450,222	5,810	5.16%

Investment securities
Taxable	293,991	1,380	1.88%	268,106	1,625	2.42%
Tax-exempt 2	286,326	2,658	3.71%	233,346	2,539	4.35%
Total investment securities	580,317	4,038	2.78%	501,452	4,164	3.32%

Interest bearing deposits with banks and federal funds sold	60,569	110	0.72%	58,398	125	0.86%

Total interest-earning assets	1,150,923	$10,306	3.58%	1,010,072	$10,099	4.00%

Noninterest-earning assets	69,055			58,730

TOTAL ASSETS	$1,219,978			$1,068,802

1	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2013			2012

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$582,405	$287	0.20%	$469,684	$271	0.23%
Time deposits > $100,000	99,324	281	1.13%	107,880	366	1.36%
Time deposits < $100,000	154,261	428	1.11%	137,262	533	1.55%
Total deposits	835,990	996	0.48%	714,826	1,170	0.65%
Other borrowed funds	65,512	296	1.81%	75,506	329	1.75%

Total Interest-bearing liabilities	901,502	1,292	0.57%	790,332	1,499	0.76%

Noninterest-bearing liabilities
Demand deposits	165,766			134,985
Other liabilities	7,426			6,824

Stockholders' equity	145,284			136,661

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,219,978			$1,068,802

Net interest income		$9,014	3.13%		$8,599	3.41%

Spread Analysis
Interest income/average assets	$10,306	3.38%		$10,099	3.78%
Interest expense/average assets	$1,292	0.42%		$1,499	0.56%
Net interest income/average assets	$9,014	2.96%		$8,599	3.22%

Net Interest Income

For the three months ended March 31, 2013 and 2012, the Company's net interest margin adjusted for tax exempt income was 3.13% and 3.41%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2013 totaled $8,085,000 compared to $7,713,000 for the three months ended March 31, 2012.

For the three months ended March 31, 2013, interest income increased $165,000, or 1.8%, when compared to the same period in 2012.  The increase from 2012 was primarily attributable to higher average balance of investment securities and loans, offset in part by lower average yields on loans and investment securities.  The higher average balances were due primarily to the Acquisition.

Interest expense decreased $207,000, or 13.8%, for the three months ended March 31, 2013 when compared to the same period in 2012.  The lower interest expense for the period is primarily attributable to lower average rates paid on deposits, offset in part by a higher average balance on deposits.  The higher average balances were due primarily to the Acquisition.

Index

Provision for Loan Losses

The Company’s provision for loan losses was $14,000 and $51,000 for the three months ended March 31, 2013 and 2012, respectively.  Net loan charge-offs were $400 and net loan recoveries were $10,000 for the three months ended March 31, 2013 and 2012, respectively.

Noninterest Income and Expense

Noninterest income decreased $58,000 or 3.0% for the three months ended March 31, 2013 compared to the same period in 2012.   The decrease in non-interest income is primarily due to lower net security gains, offset in part by higher gains on the sale of loans.  The increase in the gain on the sale of loans was due primarily to increased volume as a result of lower interest rates.  Excluding net security gains, non-interest income increased $181,000, or 11.4%.

Noninterest expense increased $280,000 or 5.8% for the three months ended March 31, 2013 compared to the same period in 2012 primarily as a result of higher costs of salaries and employee benefits, core deposit intangible amortization, offset in part by a decrease in other real estate owned costs.  The higher salaries and employee benefit costs are primarily due to additional payroll costs as a result of the Acquisition and normal salary increases.  The lower other real estate costs are mainly due to higher gains of sale of other real estate owned; impairment write downs, which occurred in 2012; and lower operating costs in 2013 as compared to 2012.

Income Taxes

The provision for income taxes expense for the three months ended March 31, 2013 and 2012 was $1,209,000 and $1,180,000, representing an effective tax rate of 25% for both periods.  The slight increase in income tax expense was due primarily to higher pretax earnings in 2013.

Balance Sheet Review

As of March 31, 2013, total assets were $1,254,530,000, a $36,838,000 increase compared to December 31, 2012.  The increase in interest bearing deposits in financial institutions and securities available-for-sale were funded primarily by an increase in deposits.

Investment Portfolio

The investment portfolio totaled $608,304,000 as of March 31, 2013, an increase of $19,887,000 or 3.4% from the December 31, 2012 balance of $588,417,000.  The increase in the investment portfolio was primarily due to an increase in state and political subdivisions bonds.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment.  As of March 31, 2013, gross unrealized losses of $1,470,000, are considered to be temporary in nature due to the general economic conditions and other factors.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell impaired securities and management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering an impairment to be other-than-temporary.

Index

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $507,834,000 as of March 31, 2013, a decrease of $2,292,000, or 0.5%, from the December 31, 2012 balance of $510,126,000.  The decrease in the loan portfolio is primarily due to decrease in the agricultural operating and agricultural real estate loan portfolios.

Deposits

Deposits totaled $1,034,217,000 as of March 31, 2013, an increase of $29,484,000, or 2.9%, from the December 31, 2012 balance of $1,004,732,000.  The increase in deposits occurred in NOW, savings and money market accounts with increases primarily occurring in all areas, including commercial, retail and public types of deposit accounts.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $34,722,000 as of March 31, 2013, an increase of $7,633,000, or 28.2%, from the December 31, 2012 balance of $27,089,000.  The increase is primarily due to increases in customer account balances from December 31, 2012.

FHLB Advances and Other Long-Term Borrowings

FHLB advances and other long-term borrowings totaled $32,594,000 and $34,611,000 as of March 31, 2013 and December 31, 2012, respectively.  During the three months ended March 31, 2013, the decrease in FHLB advances and other borrowings are due to payments on FHLB advances amounting to $2,017,000.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2012.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2013 totaled $507,834,000 compared to $510,126,000 as of December 31, 2012.  Net loans comprise 40.5% of total assets as of March 31, 2013.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of non-accrual loans and loans past due 90 days or more) as a percentage of total loans was 1.08% at March 31, 2013, as compared to 1.27% at December 31, 2012 and 1.74% at March 31, 2012.  The Company’s level of problem loans as a percentage of total loans at March 31, 2013 of 1.08% is lower than the Company’s peer group (351 bank holding companies with assets of $1 billion to $3 billion) of 2.19% as of December 31, 2012.

Impaired loans, net of specific reserves, totaled $5,965,000 as of March 31, 2013 and were higher as compared to impaired loans of $5,912,000 as of December 31, 2012 and $7,023,000 as of March 31, 2012.  The decrease in impaired loans from March 31, 2012 is due primarily to the transfer of one borrower’s loans to other real estate owned.

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

The Company had TDRs of $4,956,000 as of March 31, 2013, of which all were included in impaired loans and $3,911,000 was on nonaccrual status. The Company had TDRs of $5,105,000 as of December 31, 2012, all of which were included in impaired loans and $4,058,000 was on nonaccrual status.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognizes impairment through the allowance. The Company had no charge-offs related to TDRs for the three months ended March 31, 2013 and 2012.

We review 90 days past due loans that are still accruing interest no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.  As of March 31, 2013, non-accrual loans totaled $5,524,000; loans past due 90 days and still accruing totaled $32,000.  This compares to non-accrual loans of $5,567,000 and no loans past due 90 days and still accruing as of December 31, 2012.  Other real estate owned totaled $9,596,000 as of March 31, 2013 and $9,911,000 as of December 31, 2012.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2013 and December 31, 2012 was 1.51% and 1.50%, respectively. The allowance for loan losses totaled $7,786,000 and $7,773,000 as of March 31, 2013 and December 31, 2012, respectively.  Net charge-offs of loans for the three months ended March 31, 2013 totaled $400, compared to net loan recoveries of $10,000 for the three months ended March 31, 2012.

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

Index

As of March 31, 2013, the level of liquidity and capital resources of the Company remain at a satisfactory level.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review of the Company’s Current Liquidity Sources
•	Review of Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of March 31, 2013 and December 31, 2012 totaled $98,767,000 and $79,444,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of March 31, 2013 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $105,843,000, with $12,594,000 of outstanding FHLB advances at March 31, 2013.  Federal funds borrowing capacity at correspondent banks was $111,018,000, with no outstanding federal fund balances as of March 31, 2013.  The Company had securities sold under agreements to repurchase totaling $34,722,000 and long-term repurchase agreements of $20,000,000 as of March 31, 2013.

Total investments as of March 31, 2013 were $608,304,000 compared to $588,417,000 as of December 31, 2012.  These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2013.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2013 totaled $6,177,000 compared to the $6,246,000 for the three months ended March 31, 2012.

Net cash used in investing activities for the three months ended March 31, 2013 was $52,059,000 and compares to $61,467,000 for the three months ended March 31, 2012. The decrease of $9,408,000 in net cash used in investing activities was primarily due to the changes in net loan activity and interest bearing deposits in financial institutions, offset in part by the change in securities available-for-sale.

Index

Net cash provided by financing activities for the three months ended March 31, 2013 totaled $33,772,000 compared to $53,687,000 for the three months ended March 31, 2012.  The decrease of $19,915,000 in net cash provided by financing activities was primarily due to changes in deposits, offset in part by changes in federal funds purchased and securities sold under agreements to repurchase.  As of March 31, 2013, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the three months ended March 31, 2013, dividends paid by the Banks to the Company amounted to $1,800,000 compared to $1,532,000 for the same period in 2012.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  The quarterly dividend declared by the Company increased to $0.16 per share in 2013 from $0.15 per share in 2012.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $6,903,000 as of March 31, 2013 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of March 31, 2013 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2013 totaled $145,772,000 and was higher than the $144,736,000 recorded as of December 31, 2012.  At March 31, 2013 and December 31, 2012, stockholders’ equity as a percentage of total assets was 11.62% and 11.89%, respectively.  The capital levels of the Company exceed applicable regulatory guidelines as of March 31, 2013.

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

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2013 changed significantly when compared to 2012.

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

Index

Item 1.A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2012, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock.  As of March 31, 2013, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2013.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2013 to January 31, 2013	-	$-	-	100,000

February 1, 2013 to February 28, 2013	-	$-	-	100,000

March 1, 2013 to March 31, 2013	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Index

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

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

AMES NATIONAL CORPORATION

DATE: May 9, 2013	By: /s/ Thomas H. Pohlman

Thomas H. Pohlman, Chief Executive Officer and President

By: /s/ John P. Nelson

John P. Nelson, Chief Financial Officer and Vice President

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