Form 10-Q
period 2013-06-30
AMES NATIONAL CORP
filed 2013-08-09
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at July 29, 2013)

AMES NATIONAL CORPORATION

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
ASSETS	2013	2012

Cash and due from banks	$19,429,057	$34,805,371
Interest bearing deposits in financial institutions	36,408,837	44,639,033
Securities available-for-sale	602,299,900	588,417,037
Loans receivable, net	506,139,036	510,125,880
Loans held for sale	1,257,924	1,030,180
Bank premises and equipment, net	12,185,791	12,233,464
Accrued income receivable	7,021,977	7,173,703
Other real estate owned	8,989,208	9,910,825
Deferred income taxes	5,798,827	-
Core deposit intangible, net	1,161,066	1,303,264
Goodwill	5,600,749	5,600,749
Other assets	621,132	2,452,593

Total assets	$1,206,913,504	$1,217,692,099

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$172,564,005	$182,033,279
NOW accounts	298,457,426	287,294,015
Savings and money market	287,124,558	279,774,197
Time, $100,000 and over	93,247,877	99,925,619
Other time	149,062,756	155,705,340
Total deposits	1,000,456,622	1,004,732,450

Securities sold under agreements to repurchase	30,628,684	27,088,660
Federal Home Loan Bank (FHLB) advances	14,576,061	14,611,035
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,489,746	1,396,627
Deferred income taxes	-	1,632,560
Accrued expenses and other liabilities	3,377,173	3,495,032
Total liabilities	1,070,528,286	1,072,956,364

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,432,915 shares; outstanding 9,310,913 shares as of June 30, 2013 and December 31, 2012	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	98,044,977	94,159,839
Accumulated other comprehensive income (loss)-net unrealized gain (loss) on securities available-for-sale	(1,160,313)	11,075,342
Treasury stock, at cost; 122,002 shares at June 30, 2013 and December 31, 2012	(2,016,498)	(2,016,498)
Total stockholders' equity	136,385,218	144,735,735

Total liabilities and stockholders' equity	$1,206,913,504	$1,217,692,099

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Interest income:
Loans, including fees	$6,146,761	$6,245,560	$12,305,274	$12,056,317
Securities:
Taxable	1,399,811	1,593,490	2,779,773	3,218,134
Tax-exempt	1,746,378	1,698,430	3,474,811	3,349,145
Interest bearing deposits and federal funds sold	108,313	132,926	218,046	258,179
Total interest income	9,401,263	9,670,406	18,777,904	18,881,775

Interest expense:
Deposits	999,601	1,153,164	1,995,441	2,322,482
Other borrowed funds	294,939	319,638	590,850	649,136
Total interest expense	1,294,540	1,472,802	2,586,291	2,971,618

Net interest income	8,106,723	8,197,604	16,191,613	15,910,157

Provision for loan losses	60,000	64,412	73,574	115,705

Net interest income after provision for loan losses	8,046,723	8,133,192	16,118,039	15,794,452

Noninterest income:
Trust services income	498,689	530,942	985,943	1,035,714
Service fees	402,002	393,773	777,827	731,212
Securities gains, net	364,250	10,535	433,241	318,068
Gain on sale of loans held for sale	345,377	356,855	700,920	641,894
Merchant and card fees	272,612	239,292	613,098	536,250
Other noninterest income	206,090	199,535	420,959	368,382
Total noninterest income	2,089,020	1,730,932	3,931,988	3,631,520

Noninterest expense:
Salaries and employee benefits	3,231,314	3,200,188	6,447,396	6,180,807
Data processing	627,216	564,874	1,199,851	1,074,204
Occupancy expenses	339,457	348,071	745,181	707,755
FDIC insurance assessments	172,443	164,755	332,751	319,216
Professional fees	267,573	312,920	540,028	630,393
Business development	202,033	209,949	393,384	391,065
Other real estate owned, net	672,919	342,415	667,738	440,793
Core deposit intangible amortization	68,425	49,184	142,198	49,184
Other operating expenses, net	256,809	302,572	488,758	540,294
Total noninterest expense	5,838,189	5,494,928	10,957,285	10,333,711

Income before income taxes	4,297,554	4,369,196	9,092,742	9,092,261

Provision for income taxes	1,018,858	1,059,780	2,228,112	2,239,687

Net income	$3,278,696	$3,309,416	$6,864,630	$6,852,574

Basic and diluted earnings per share	$0.35	$0.36	$0.74	$0.74

Dividends declared per share	$0.16	$0.15	$0.32	$0.30

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$3,278,696	$3,309,416	$6,864,630	$6,852,574
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(17,374,504)	1,610,451	(18,988,433)	2,569,279
Less: reclassification adjustment for gains realized in net income	364,250	10,535	433,241	318,068
Other comprehensive income (loss) before tax	(17,738,754)	1,599,916	(19,421,674)	2,251,211
Tax effect related to other comprehensive income (loss)	6,563,339	(591,968)	7,186,019	(832,948)
Other comprehensive income (loss), net of tax	(11,175,415)	1,007,948	(12,235,655)	1,418,263
Comprehensive income (loss)	$(7,896,719)	$4,317,364	$(5,371,025)	$8,270,837

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
Six Months Ended June 30, 2013 and 2012

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2011	$18,865,830	$22,651,222	$85,564,078	$9,492,753	$(2,016,498)	$134,557,385
Net income	-	-	6,852,574	-	-	6,852,574
Other comprehensive income	-	-	-	1,418,263	-	1,418,263
Cash dividends declared, $0.30 per share	-	-	(2,793,275)	-	-	(2,793,275)
Balance, June 30, 2012	$18,865,830	$22,651,222	$89,623,377	$10,911,016	$(2,016,498)	$140,034,947

Balance, December 31, 2012	$18,865,830	$22,651,222	$94,159,839	$11,075,342	$(2,016,498)	$144,735,735
Net income	-	-	6,864,630	-	-	6,864,630
Other comprehensive loss	-	-	-	(12,235,655)	-	(12,235,655)
Cash dividends declared, $0.32 per share	-	-	(2,979,492)	-	-	(2,979,492)
Balance, June 30, 2013	$18,865,830	$22,651,222	$98,044,977	$(1,160,313)	$(2,016,498)	$136,385,218

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Six Months Ended June 30, 2013 and 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,864,630	$6,852,574
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	73,574	115,705
Provision for off-balance sheet commitments	18,700	6,000
Amortization, net, securities available-for-sale	3,347,318	3,036,365
Amortization of core deposit intangible asset	142,198	49,184
Depreciation	382,079	363,147
Credit for deferred income taxes	(245,368)	(200,810)
Securities gains, net	(433,241)	(318,068)
Impairment of other real estate owned	670,000	296,141
Loss (gain) on sale of other real estate owned, net	(29,047)	46,867
Change in assets and liabilities:
Increase in loans held for sale	(227,744)	(668,606)
Decrease in accrued income receivable	151,726	152,716
Decrease in other assets	1,825,983	82,645
Increase (decrease) in accrued expenses and other liabilities	(136,559)	68,587
Net cash provided by operating activities	12,404,249	9,882,447

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(119,770,411)	(130,819,189)
Proceeds from sale of securities available-for-sale	15,618,009	10,032,564
Proceeds from maturities and calls of securities available-for-sale	67,598,062	67,701,604
Net (increase) decrease in interest bearing deposits in financial institutions	8,230,196	(13,343,527)
Net (increase) decrease in loans	3,924,528	(2,972,374)
Net proceeds from the sale of other real estate owned	488,420	796,407
Purchase of bank premises and equipment, net	(328,928)	(167,356)
Cash acquired, net of cash paid, for acquired bank offices	-	44,303,137
Net cash used in investing activities	(24,240,124)	(24,468,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(4,159,116)	27,662,695
Increase (decrease) in securities sold under agreements to repurchase	3,540,024	(10,154,718)
Proceeds from FHLB borrowings	2,000,000	-
Payments on FHLB borrowings	(2,034,974)	(533,879)
Dividends paid	(2,886,373)	(2,607,057)
Net cash provided by (used in) financing activities	(3,540,439)	14,367,041

Net decrease in cash and due from banks	(15,376,314)	(219,246)

CASH AND DUE FROM BANKS
Beginning	34,805,371	22,829,291
Ending	$19,429,057	$22,610,045

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Six Months Ended June 30, 2013 and 2012

	2013	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,852,749	$2,999,826
Income taxes	2,549,386	2,515,403

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$207,756	$262,036

Business Combination:
Fair value of loans receivable acquired	$-	$46,103,022
Fair value of bank premises and equipment acquired	-	864,500
Fair value of other tangible assets acquired	-	514,760
Goodwill	-	5,600,749
Core deposit intangible asset	-	1,500,000
Deposits assumed	-	98,766,558
Other liabilities assumed	-	119,610

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and six months ended June 30, 2013 and 2012 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment.  This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  At June 30, 2013, Company management has performed a goodwill impairment analysis and determined goodwill was not impaired.

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

3.	Dividends

On May 8, 2013, the Company declared a cash dividend on its common stock, payable on August 15, 2013 to stockholders of record as of August 1, 2013, equal to $0.16 per share.

4.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and six months ended June 30, 2013 and 2012 were 9,310,913.  The Company had no potentially dilutive securities outstanding during the periods presented.

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

Index
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

Index
The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2013 and December 31, 2012.

Description	Total	Level 1	Level 2	Level 3

2013

U.S. government agencies	$55,087,000	$-	$55,087,000	$-
U.S. government mortgage-backed securities	180,448,000	-	180,448,000	-
State and political subdivisions	316,332,000	-	316,332,000	-
Corporate bonds	46,731,000	-	46,731,000	-
Equity securities, financial industry common stock	696,000	696,000	-	-
Equity securities, other	3,006,000	-	3,006,000	-

	$602,300,000	$696,000	$601,604,000	$-

2012

U.S. government agencies	$48,687,000	$-	$48,687,000	$-
U.S. government mortgage-backed securities	191,957,000	-	191,957,000	-
State and political subdivisions	309,573,000	-	309,573,000	-
Corporate bonds	34,761,000	-	34,761,000	-
Equity securities, financial industry common stock	630,000	630,000	-	-
Equity securities, other	2,809,000	-	2,809,000	-

	$588,417,000	$630,000	$587,787,000	$-

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

Index
Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of June 30, 2013 and December 31, 2012.

Description	Total	Level 1	Level 2	Level 3

2013

Loans receivable	$1,019,000	$-	$-	$1,019,000
Other real estate owned	8,989,000	-	-	8,989,000

Total	$10,008,000	$-	$-	$10,008,000

2012

Loans receivable	$2,732,000	$-	$-	$2,732,000
Other real estate owned	9,911,000	-	-	9,911,000

Total	$12,643,000	$-	$-	$12,643,000

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

Other Real Estate Owned:  Other real estate owned in the table above consists of real estate obtained through foreclosure.  Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer.  Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs.  The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs.  Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs.  This valuation allowance is a component of the allowance for other real estate owned.  The valuation allowance was $4,644,000 and $4,004,000 as of June 30, 2013 and December 31, 2012, respectively.  The Company considers these fair values level 3.

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

Index
The following disclosures represent financial instruments in which the ending balances at June 30, 2013 and December 31, 2012 are not carried at fair value in their entirety on the consolidated balance sheets.

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

Index
The estimated fair values of the Company’s financial instruments as described above were as follows:

		June 30,		December 31,
		2013		2012
	Fair Value
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	Level 1	$19,429,057	$19,429,000	$34,805,371	$34,805,000
Interest bearing deposits	Level 1	36,408,837	36,409,000	44,639,033	44,639,000
Securities available-for-sale	See previous table	602,299,900	602,300,000	588,417,037	588,417,000
Loans receivable, net	Level 2	506,139,036	503,844,000	510,125,880	514,047,000
Loans held for sale	Level 2	1,257,924	1,258,000	1,030,180	1,030,000
Accrued income receivable	Level 1	7,021,977	7,022,000	7,173,703	7,174,000
Financial liabilities:
Deposits	Level 2	$1,000,456,622	$1,002,871,000	$1,004,732,450	$1,008,013,000
Securities sold under agreements to repurchase	Level 1	30,628,684	30,629,000	27,088,660	27,089,000
FHLB advances	Level 2	14,576,061	15,374,000	14,611,035	15,997,000
Other long-term borrowings	Level 2	20,000,000	22,255,000	20,000,000	22,404,000
Accrued interest payable	Level 1	602,679	603,000	752,425	752,000

The methodologies used to determine fair value as of June 30, 2013 did not change from the methodologies used in the December 31, 2012 Annual Report.

Index
7.	Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2013:
U.S. government agencies	$54,957,062	$1,385,063	$(1,255,601)	$55,086,524
U.S. government mortgage-backed securities	179,460,269	2,707,907	(1,719,756)	180,448,420
State and political subdivisions	317,517,183	4,697,816	(5,882,946)	316,332,053
Corporate bonds	48,571,255	735,881	(2,576,133)	46,731,003
Equity securities, financial industry common stock	629,700	66,000	-	695,700
Equity securities, other	3,006,200	-	-	3,006,200
	$604,141,669	$9,592,667	$(11,434,436)	$602,299,900

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2012:
U.S. government agencies	$46,264,590	$2,422,445	$-	$48,687,035
U.S. government mortgage-backed securities	187,174,681	4,947,586	(165,076)	191,957,191
State and political subdivisions	300,025,960	9,963,545	(416,544)	309,572,961
Corporate bonds	33,933,600	1,098,168	(270,218)	34,761,550
Equity securities, financial industry common stock	629,700	-	-	629,700
Equity securities, other	2,808,600	-	-	2,808,600
	$570,837,131	$18,431,744	$(851,838)	$588,417,037

The proceeds, gains and losses from securities available-for-sale are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Proceeds from sales of securities available-for-sale	$13,916,614	$1,384,247	$15,618,009	$10,032,564
Gross realized gains on securities available-for-sale	364,251	10,535	434,753	318,298
Gross realized losses on securities available-for-sale	1	-	1,512	230
Tax provision applicable to net realized gains on securities available-for-sale	136,000	4,000	162,000	119,000

Index
Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013:

Securities available-for-sale:
U.S. government agencies	$19,630,582	$(1,255,601)	$-	$-	$19,630,582	$(1,255,601)
U.S. government mortgage-backed securities	82,205,955	(1,719,756)	-	-	82,205,955	(1,719,756)
State and political subdivisions	126,531,176	(5,792,778)	1,947,934	(90,168)	128,479,110	(5,882,946)
Corporate bonds	32,706,449	(2,576,133)	-	-	32,706,449	(2,576,133)
	$261,074,162	$(11,344,268)	$1,947,934	$(90,168)	$263,022,096	$(11,434,436)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012:

Securities available-for-sale:
U.S. government mortgage-backed securities	$20,972,453	$(165,076)	$-	$-	$20,972,453	$(165,076)
State and political subdivisions	30,651,869	(410,357)	578,145	(6,187)	31,230,014	(416,544)
Corporate bonds	13,979,171	(270,218)	-	-	13,979,171	(270,218)
	$65,603,493	$(845,651)	$578,145	$(6,187)	$66,181,638	$(851,838)

Gross unrealized losses on debt securities totaled $11,434,436 as of June 30, 2013.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Index
8.	Loan Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and six months ended June 30, 2013 and 2012 is as follows: (in thousands)

	Three Months Ended June 30, 2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2013	$326	$1,492	$3,075	$524	$1,305	$904	$160	$7,786
Provision (credit) for loan losses	6	(13)	(73)	67	37	17	19	60
Recoveries of loans charged-off	-	17	-	-	1	-	4	22
Loans charged-off	-	(40)	-	-	-	-	(9)	(49)
Balance, June 30 2013	$332	$1,456	$3,002	$591	$1,343	$921	$174	$7,819

	Six Months Ended June 30 2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2012	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773
Provision (credit) for loan losses	(43)	48	143	68	(120)	(24)	2	74
Recoveries of loans charged-off	-	38	-	-	2	-	8	48
Loans charged-off	-	(63)	-	-	-	-	(13)	(76)
Balance, June 30, 2013	$332	$1,456	$3,002	$591	$1,343	$921	$174	$7,819

	Three Months Ended June 30 2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2012	$817	$1,385	$2,817	$516	$1,417	$804	$210	$7,966
Provision (credit) for loan losses	(78)	88	95	(50)	-	16	(7)	64
Recoveries of loans charged-off	-	-	-	-	1	-	12	13
Loans charged-off	-	-	-	-	(12)	-	(10)	(22)
Balance, June 30, 2012	$739	$1,473	$2,912	$466	$1,406	$820	$205	$8,021

	Six Months Ended June 30, 2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2011	$793	$1,402	$2,859	$501	$1,352	$764	$234	$7,905
Provision (credit) for loan losses	(54)	78	53	(35)	61	56	(43)	116
Recoveries of loans charged-off	-	3	-	-	5	-	33	41
Loans charged-off	-	(10)	-	-	(12)	-	(19)	(41)
Balance, June 30, 2012	$739	$1,473	$2,912	$466	$1,406	$820	$205	$8,021

Index
Allowance for loan losses disaggregated on the basis of impairment analysis method as of June 30, 2013 and December 31, 2012 is as follows: (in thousands)

2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$100	$85	$20	$-	$330	$5	$-	$540
Collectively evaluated for impairment	232	1,371	2,982	591	1,013	916	174	7,279
Balance June 30, 2013	$332	$1,456	$3,002	$591	$1,343	$921	$174	$7,819

2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$100	$110	$86	$-	$400	$6	$-	$702
Collectively evaluated for impairment	275	1,323	2,773	523	1,061	939	177	7,071
Balance December 31, 2012	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773

Loans receivable disaggregated on the basis of impairment analysis method as of June 30, 2013 and December 31, 2012 is as follows (in thousands):

2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$1,263	$842	$2,314	$-	$886	$5	$1	$5,311
Collectively evaluated for impairment	13,801	106,201	181,644	44,396	81,335	66,298	14,997	508,672

Balance June 30, 2013	$15,064	$107,043	$183,958	$44,396	$82,221	$66,303	$14,998	$513,983

2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$1,493	$1,121	$3,280	$-	$710	$6	$4	$6,614
Collectively evaluated for impairment	15,584	103,147	175,380	43,868	79,554	77,477	16,336	511,346

Balance December 31, 2012	$17,077	$104,268	$178,660	$43,868	$80,264	$77,483	$16,340	$517,960

Index
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  The following is a recap of impaired loans, on a disaggregated basis, at June 30, 2013 and December 31, 2012: (in thousands)

	June 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$873	$873	$-	$1,060	$1,060	$-
Real estate - 1 to 4 family residential	550	550	-	655	655	-
Real estate - commercial	2,268	2,268	-	1,381	1,381	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	60	60	-	80	80	-
Agricultural	-	-	-	-	-	-
Consumer and other	1	1	-	4	4	-
Total loans with no specific reserve:	3,752	3,752	-	3,180	3,180	-

With an allowance recorded:
Real estate - construction	390	390	100	433	433	100
Real estate - 1 to 4 family residential	292	292	85	466	466	110
Real estate - commercial	46	46	20	1,899	1,899	86
Real estate - agricultural	-	-	-	-	-	-
Commercial	826	826	330	630	630	400
Agricultural	5	5	5	6	6	6
Consumer and other	-	-	-	-	-	-
Total loans with specific reserve:	1,559	1,559	540	3,434	3,434	702

Total
Real estate - construction	1,263	1,263	100	1,493	1,493	100
Real estate - 1 to 4 family residential	842	842	85	1,121	1,121	110
Real estate - commercial	2,314	2,314	20	3,280	3,280	86
Real estate - agricultural	-	-	-	-	-	-
Commercial	886	886	330	710	710	400
Agricultural	5	5	5	6	6	6
Consumer and other	1	1	-	4	4	-

	$5,311	$5,311	$540	$6,614	$6,614	$702

Index
The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2013 and 2012: (in thousands)

	Three Months Ended June 30,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$939	$-	$1,707	$2
Real estate - 1 to 4 family residential	607	-	1,670	9
Real estate - commercial	1,440	-	785	5
Real estate - agricultural	-	-	-	-
Commercial	65	-	-	-
Agricultural	-	-	-	-
Consumer and other	2	-	-	-
Total loans with no specific reserve:	3,053	-	4,162	16

With an allowance recorded:
Real estate - construction	410	-	592	-
Real estate - 1 to 4 family residential	419	-	481	-
Real estate - commercial	1,321	-	1,847	-
Real estate - agricultural	-	-	-	-
Commercial	774	-	650	-
Agricultural	6	-	-	-
Consumer and other	1	-	4	-
Total loans with specific reserve:	2,931	-	3,574	-

Total
Real estate - construction	1,349	-	2,299	2
Real estate - 1 to 4 family residential	1,026	-	2,151	9
Real estate - commercial	2,761	-	2,632	5
Real estate - agricultural	-	-	-	-
Commercial	839	-	650	-
Agricultural	6	-	-	-
Consumer and other	3	-	4	-

	$5,984	$-	$7,736	$16

Index
	Six Months Ended June 30,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$979	$-	$1,635	$2
Real estate - 1 to 4 family residential	623	-	1,790	14
Real estate - commercial	1,420	2	840	5
Real estate - agricultural	-	-	-	-
Commercial	70	-	-	-
Agricultural	-	-	-	-
Consumer and other	3	-	-	-
Total loans with no specific reserve:	3,095	2	4,265	21

With an allowance recorded:
Real estate - construction	417	-	618	-
Real estate - 1 to 4 family residential	434	-	426	-
Real estate - commercial	1,514	-	1,815	-
Real estate - agricultural	-	-	-	-
Commercial	726	-	630	-
Agricultural	6	-	-	-
Consumer and other	-	-	3	-
Total loans with specific reserve:	3,097	-	3,492	-

Total
Real estate - construction	1,396	-	2,253	2
Real estate - 1 to 4 family residential	1,057	-	2,216	14
Real estate - commercial	2,934	2	2,655	5
Real estate - agricultural	-	-	-	-
Commercial	796	-	630	-
Agricultural	6	-	-	-
Consumer and other	3	-	3	-

	$6,192	$2	$7,757	$21

The interest foregone on nonaccrual loans for the three months ended June 30, 2013 and 2012 was approximately $81,000 and $117,000, respectively.  The interest foregone on nonaccrual loans for the six months ended June 30, 2013 and 2012 was approximately $166,000 and $233,000, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $3,986,000 as of June 30, 2013, of which all were included in impaired loans, $3,796,000 was included as nonaccrual loans and $190,000 was on accrual status. The Company had TDR of $5,105,000 as of December 31, 2012, all of which were included in impaired loans, $4,058,000 was included as nonaccrual loans and $1,047,000 was on accrual status.

Index
The following table sets forth information on the Company’s TDR, on a disaggregated basis, occurring in the three and six months ended June 30, 2013 and 2012: (dollars in thousands)

	Three Months Ended June 30,
	2013			2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	2	391	401
Real estate - commercial	-	-	-	2	2,697	2,697
Real estate - agricultural	-	-	-	-	-	-
Commercial	1	130	130	1	104	104
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	1	$130	$130	5	$3,192	$3,202

	Six Months Ended June 30,
	2013			2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	2	391	401
Real estate - commercial	-	-	-	2	2,697	2,697
Real estate - agricultural	-	-	-	-	-	-
Commercial	1	130	130	1	104	104
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	1	$130	$130	5	$3,192	$3,202

There was no new TDR activity in the three months ended March 31, 2013.  However, during the three months ended June 30, 2013, the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties.  The loan was restructured with a collateral shortfall.

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

Two TDR loans modified during the twelve months ended June 30, 2013 had payment defaults.  These modified TDR loans had a balance as of June 30, 2013 of $138,000.  One TDR loan modified during the twelve months ended June 30, 2012 had a payment default.  The modified TDR loan had a balance as of June 30, 2012 of $298,000 and a specific reserve of $80,000.  In December 2012, the collateral securing this loan was repossessed and the balance of $100,000 charged off.  A TDR loan is considered to have payment default when it is past due 60 days or more.

Index
There was no financial impact for specific reserves or from charge-offs for the TDR loans for the three and six months ended June 30, 2013 and 2012.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2013 and December 31, 2012, is as follows:  (in thousands)

2013
		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$15,064	$15,064	$-
Real estate - 1 to 4 family residential	1,371	223	1,594	105,449	107,043	36
Real estate - commercial	-	47	47	183,911	183,958	-
Real estate - agricultural	27	-	27	44,369	44,396	-
Commercial	618	250	868	81,353	82,221	17
Agricultural	-	-	-	66,303	66,303	-
Consumer and other	904	-	904	14,094	14,998	-

	$2,920	$520	$3,440	$510,543	$513,983	$53

2012
		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$5	$-	$5	$17,072	$17,077	$-
Real estate - 1 to 4 family residential	973	275	1,248	103,020	104,268	-
Real estate - commercial	17	135	152	178,508	178,660	-
Real estate - agricultural	-	-	-	43,868	43,868	-
Commercial	449	-	449	79,815	80,264	-
Agricultural	71	-	71	77,412	77,483	-
Consumer and other	57	4	61	16,279	16,340	-

	$1,572	$414	$1,986	$515,974	$517,960	$-

The credit risk profile by internally assigned grade, on a disaggregated basis, at June 30, 2013 and December 31, 2012 is as follows:  (in thousands)

2013
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$7,362	$144,140	$41,129	$69,937	$63,618	$326,186
Watch	3,109	23,506	2,966	8,881	2,265	40,727
Special Mention	-	771	-	891	-	1,662
Substandard	3,330	13,096	301	1,756	415	18,898
Substandard-Impaired	1,263	2,445	-	756	5	4,469

	$15,064	$183,958	$44,396	$82,221	$66,303	$391,942

Index
2012
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$8,127	$141,206	$40,201	$66,390	$75,920	$331,844
Watch	3,209	17,456	2,931	11,321	1,093	36,010
Special Mention	741	10,119	-	30	-	10,890
Substandard	3,507	6,599	736	1,813	464	13,119
Substandard-Impaired	1,493	3,280	-	710	6	5,489

	$17,077	$178,660	$43,868	$80,264	$77,483	$397,352

The credit risk profile based on payment activity, on a disaggregated basis, at June 30, 2013 and December 31, 2012 is as follows:

2013
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$106,448	$14,998	$121,446
Non-performing	595	-	595

	$107,043	$14,998	$122,041

2012
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$103,342	$16,336	$119,678
Non-performing	926	4	930

	$104,268	$16,340	$120,608

9.	Other Real Estate Owned

The following table provides the composition of other real estate owned as of June 30, 2013 and December 31, 2012:

	2013	2012

Construction and land development	$6,757,829	$7,534,664
1 to 4 family residential real estate	1,417,000	1,561,784
Commercial real estate	814,379	814,377

	$8,989,208	$9,910,825

Index
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

	2013
	Gross	Accumulated
	Amount	Amortization

Core deposit intangible asset	$1,500,000	$338,934

There were no additions of other significant acquired intangible assets during 2013 or 2012.

Amortization expense on core deposit intangible assets totaled $68,425 and $49,184 for the three months ended June 30, 2013 and 2012, respectively.  Amortization expense on core deposit intangible assets totaled $142,198 and $49,184 for the six months ended June 30, 2013 and 2012, respectively.  Estimated remaining amortization expense on core deposit intangible for the years ending is as follows:

2013	$131,502
2014	244,000
2015	217,500
2016	193,864
2017	172,768
2018	152,732
2019 and thereafter	48,700

12.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.    There were no significant events or transactions occurring after June 30, 2013, but prior to August 9, 2013, that provided additional evidence about conditions that existed at June 30, 2013.  There were no significant events or transactions that provided evidence about conditions that did not exist at June 30, 2013.

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

Index
The Company does not engage in any material business activities apart from its ownership of the Banks.  Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and trust services.  The Banks also offer investment services through a third-party broker-dealer.  The Company employs eleven individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 195 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $3,279,000, or $0.35 per share, for the three months ended June 30, 2013, compared to net income of $3,309,000, or $0.36 per share, for the three months ended June 30, 2012.  Total equity capital as of June 30, 2013 totaled $136.4 million or 11.3% of total assets.

The decrease in quarterly earnings can be primarily attributed to higher other real estate owned costs and lower net interest income, offset in part by higher securities gains. The Acquisition contributed to increases in net interest income, noninterest income, excluding securities gains and noninterest expense.

Net loan charge-offs totaled $27,000 and $9,000 for the three months ended June 30, 2013 and 2012, respectively.  The provision for loan losses totaled $60,000 and $64,000 for the three months ended June 30, 2013 and 2012, respectively.

The Company had net income of $6,865,000, or $0.74 per share, for the six months ended June 30, 2013, compared to net income of $6,853,000, or $0.74 per share, for the six months ended June 30, 2012.

The increase in six month earnings can be primarily attributed to higher loan interest income, lower deposit interest expense and higher noninterest income, offset in part by higher other real estate owned costs.  The Acquisition contributed to increases in net interest income, noninterest income, excluding securities gains and noninterest expense.

Index
Net loan charge-offs totaled $28,000 and $400 for the six months ended June 30, 2013 and 2012, respectively.  The provision for loan losses totaled $75,000 and $116,000 for the six months ended June 30, 2013 and 2012, respectively.

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

•    Other real estate owned amounted to $9.0 million and $9.9 million as of June 30, 2013 and December 31, 2012, respectively.  Other real estate owned expense amounted to $668,000 and $441,000 for the six months ended June 30, 2013 and 2012, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 7,019 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	6 Months
	Ended	Ended	3 Months ended		Years Ended December 31,
	June 30, 2013		March 31, 2013		2012		2011
	Company	Company	Company	Industry*	Company	Industry*	Company	Industry

Return on assets	1.05%	1.11%	1.18%	1.12%	1.24%	1.00%	1.38%	0.88%

Return on equity	8.98%	9.42%	9.87%	9.95%	10.08%	8.92%	10.82%	7.86%

Net interest margin	3.07%	3.10%	3.13%	3.27%	3.35%	3.42%	3.60%	3.60%

Efficiency ratio	57.26%	54.45%	51.56%	58.92%	52.33%	61.60%	49.80%	61.37%

Capital ratio	11.73%	11.82%	11.91%	9.26%	12.31%	9.15%	12.75%	9.09%

*Latest available data

Index

Key performances indicators include:

•        Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.05% and 1.15% for the three months ended June 30, 2013 and 2012, respectively.  The decrease in this ratio in 2013 from the previous period is primarily the result of an increase in average assets.  This increase in new or repriced earning assets generated less interest income given the low interest rate environment.

•        Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 8.98% and 9.52% for the three months ended June 30, 2013 and 2012, respectively.  The decrease in this ratio in 2013 from the previous period is primarily the result of higher average equity.

•        Net Interest Margin

The net interest margin for the three months ended June 30, 2013 and 2012 was 3.07% and 3.38%, respectively.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The decrease in this ratio in 2013 is primarily the result of higher interest earning average assets with lower market yields, offset in part by lower market cost of funds on interest bearing liabilities.

•        Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 57.26% and 55.34% for the three months ended June 30, 2013 and 2012, respectively.  The change in the efficiency ratio in 2013 from the previous period is primarily the result of increased noninterest expense.

•        Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets.  It measures the level of average assets that are funded by shareholders’ equity.  Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company.  The Company’s capital ratio of 11.73% as of June 30, 2013 is significantly higher than the industry average as of March 31, 2013.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2013:

More Than 90% of Institutions Had Positive Net Income in First Quarter

Index
Improvements in noninterest income and expense, plus broad-based reductions in loan loss provisions, outweighed declining net interest income and helped lift industry earnings to an all-time high of $40.3 billion in first quarter 2013. First-quarter net income was $5.5 billion (15.8%) higher than in first quarter 2012, as a reduction in expenses for litigation costs and proceeds from a legal settlement boosted reported earnings. Half of all insured institutions reported year-over-year improvement in quarterly earnings, the lowest proportion since fourth quarter 2009. The average return on assets (ROA) was 1.12%, up from 1% a year ago. This is the highest quarterly ROA for the industry since second quarter 2007. Only 8.4% of institutions reported negative net income, the lowest proportion of unprofitable banks since third quarter 2006.

Loss Provisions Fall to Pre-Crisis Level

Total noninterest income was $5.1 billion (8.3%) higher than a year ago. Trading revenue was $1.1 billion (17.8%) higher than in first quarter 2012, while gains from asset sales were up by $1 billion (30.1%). Noninterest expense was $4.2 billion (3.9%) lower, with more than half of the reduction occurring at one large bank. Fewer than 40% of banks (39.9%) reported reductions in noninterest expense, while well over half (59.4%) reported rising expenses. Provisions for loan and lease losses fell to $11.0 billion, a decline of $3.3 billion (23.2%) from a year ago. This is the lowest quarterly loss provision since first quarter 2007. More than half of all institutions—53.1%— reported lower loss provisions than a year earlier.

Average Net Interest Margin Is at Lowest Level Since 2006

The combined positive effects of higher noninterest income, lower noninterest expense, and reduced loss provisions were offset somewhat by a $2.4 billion (2.2%) year-over-year decline in net interest income. This is the third time in the last four quarters that net interest income has been lower than in the year-earlier quarter. The industry’s net interest margin (NIM) fell to 3.27% from 3.35% in fourth quarter 2012 and 3.51% in first quarter 2012. This is the lowest average NIM for the industry since fourth quarter 2006. Total interest income in the first quarter was $6 billion (4.8%) lower than in first quarter 2012, even though average interest-earning assets were more than $589 billion (4.9%) higher. As older, higher-yielding assets mature and are replaced by lower-yielding current assets, average yields continue to fall more rapidly than the average expense of funding these assets.

Real Estate Loans Show Greatest Improvement in Noncurrent Levels

The amount of loans and leases that were noncurrent (90 days or more past due or in nonaccrual status) declined by $15.7 billion during the three months ended March 31. The improvement was led by residential mortgage loans, where noncurrent balances fell by $8.7 billion (5%). Noncurrent real estate construction and development loans declined by $2.2 billion (12.7%), and noncurrent real estate loans secured by nonfarm nonresidential properties fell by $2 billion (6.5%). At the end of March, noncurrent loan balances totaled $261.2 billion, the lowest level since year-end 2008.

Reserve Reductions Follow Improving Trend in Asset Quality

Insured institutions reduced their loss reserves by $6.6 billion (4%) in the quarter, as the $16 billion in charge-offs taken out of reserves exceeded the $11 billion in loss provisions added to reserves. This is the 12th consecutive quarter in which banks have lowered their reserves. The $155.5 billion that remained in reserves at the end of the quarter is $107.7 billion (40.9%) below the peak of $263.2 billion reached at the end of first quarter 2010. The industry’s coverage ratio of reserves to noncurrent loans improved from 58.5% to 59.5% because of the sizable reduction in noncurrent loan balances.

Index
Loan Balances Post Seasonal Decline

Total assets of insured institutions declined by $26.3 billion (0.2%) during the quarter. This is the first quarterly decline in industry assets since fourth quarter 2010. Balances of securities purchased under resale agreements dropped by $57.5 billion (12.8%). Total loans and leases fell by $36.8 billion (0.5%). The decline in loan balances was caused in large part by a seasonal $35.9 billion (5.2%) drop in credit card balances. In addition, home equity lines fell by $16 billion (2.9%). Balances of residential mortgage loans declined by $18.3 billion (1%), as sales of mortgages during the quarter exceeded originations by almost $24 billion. Agricultural production loan balances posted a seasonal $7.2 billion (10.7%) decline. Loan balances increased in commercial and industrial loans (up $24.8 billion, 1.6%), loans to foreign depository institutions (up $15.5 billion, 16.9%), auto loans (up $5.7 billion, 1.8%), and multifamily residential real estate loans (up $2.7 billion, 1.2%). Banks’ investment securities portfolios declined by $11.5 billion (0.4%), as holdings of U.S. Treasury securities fell by $16.6 billion (8.1%), and mortgage-backed securities declined by $7.9 billion (0.5%). Institutions increased their holdings of state and municipal securities by $6 billion (2.3%). Balances with Federal Reserve banks rose by $184 billion (25.5%).

Numbers of Failures and Problem Banks Continue to Fall

The number of FDIC-insured institutions reporting financial results fell to 7,019 in the first quarter, down from 7,083 in fourth quarter 2012. Mergers absorbed 55 institutions during the quarter, and four institutions failed. This is the smallest number of failures in a quarter since second quarter 2008. For a seventh consecutive quarter, no new insured institutions were added. Except for charters created to absorb failed banks, there have been no new charters added since fourth quarter 2010. The number of insured institutions on the FDIC’s “Problem List” declined for an eighth consecutive quarter, from 651 to 612. Total assets of “problem” institutions declined from $233 billion to $213 billion. The number of full-time equivalent employees at insured institutions fell from 2,110,276 to 2,102,839 during the quarter.

Critical Accounting Policies

The discussion contained in this Item 2 and other disclosures included within this report are based, in part, on the Company’s audited December 31, 2012 consolidated financial statements.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Goodwill and Intangible Assets

Goodwill and the core deposit intangible asset arose in connection with the Acquisition.  These assets are tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Through June 30, 2013, no conditions indicated impairment has incurred.  The next annual test will be performed in the fourth quarter of 2013.  Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

Index
Income Statement Review for the Three Months ended June 30, 2013

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2013 and 2012:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$83,057	$976	4.70%	$83,791	$1,035	4.94%
Agricultural	67,331	893	5.31%	61,784	848	5.49%
Real estate	354,301	4,082	4.61%	320,787	4,115	5.13%
Consumer and other	14,368	197	5.49%	19,069	248	5.21%

Total loans (including fees)	519,057	6,148	4.74%	485,431	6,246	5.15%

Investment securities
Taxable	306,358	1,400	1.83%	285,733	1,593	2.23%
Tax-exempt 2	300,654	2,687	3.57%	249,107	2,612	4.19%
Total investment securities	607,012	4,087	2.69%	534,840	4,205	3.15%

Interest bearing deposits with banks and federal funds sold	54,042	108	0.80%	57,282	133	0.93%

Total interest-earning assets	1,180,111	$10,343	3.51%	1,077,553	$10,584	3.93%

Noninterest-earning assets	65,207			70,758

TOTAL ASSETS	$1,245,318			$1,148,311

1	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index
AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended June 30,

	2013			2012

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$614,247	$309	0.20%	$527,576	$298	0.23%
Time deposits > $100,000	96,211	286	1.19%	103,643	334	1.29%
Time deposits < $100,000	150,659	405	1.07%	156,218	521	1.33%
Total deposits	861,117	1,000	0.46%	787,437	1,153	0.59%
Other borrowed funds	64,651	295	1.82%	71,097	320	1.80%

Total Interest-bearing liabilities	925,768	1,295	0.56%	858,534	1,473	0.69%

Noninterest-bearing liabilities
Demand deposits	167,003			143,156
Other liabilities	6,445			7,636

Stockholders' equity	146,102			138,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,245,318			$1,148,311

Net interest income		$9,048	3.07%		$9,111	3.38%

Spread Analysis
Interest income/average assets	$10,343	3.32%		$10,584	3.69%
Interest expense/average assets	$1,295	0.42%		$1,473	0.51%
Net interest income/average assets	$9,048	2.91%		$9,111	3.17%

Net Interest Income

For the three months ended June 30, 2013 and 2012, the Company's net interest margin adjusted for tax exempt income was 3.07% and 3.38%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2013 totaled $8,107,000 compared to $8,198,000 for the three months ended June 30, 2012.

For the three months ended June 30, 2013, interest income decreased $269,000, or 2.8%, when compared to the same period in 2012.  The decrease from 2012 was primarily attributable to lower average yields on loans and investment securities, offset in part by higher average balance of investment securities and loans.  The lower yields were due primarily to continued low market interest rates.  The higher average balances were due primarily to increased loan demand and the deployment of additional growth in average deposits into securities available-for-sale portfolio.

Index
Interest expense decreased $178,000, or 12.1%, for the three months ended June 30, 2013 when compared to the same period in 2012.  The lower interest expense for the period is primarily attributable to lower average rates paid on deposits, offset in part by a higher average balance on deposits.  The lower yields were due primarily to continued low market interest rates.

Provision for Loan Losses

The Company’s provision for loan losses was $60,000 and $64,000 for the three months ended June 30, 2013 and 2012, respectively.  Net loan charge-offs were $27,000 and 9,000 for the three months ended June 30, 2013 and 2012, respectively.

Noninterest Income and Expense

Noninterest income increased $358,000 or 20.7% for the three months ended June 30, 2013 compared to the same period in 2012.   The increase in non-interest income is primarily due to securities gains for the three months ended June 30, 2013, of $364,000 compared to security gains of $11,000 for the three months ended June 30, 2012.  Excluding net security gains, non-interest income increased $4,000, or 0.3%.

Noninterest expense increased $343,000 or 6.2% for the three months ended June 30, 2013 compared to the same period in 2012 primarily as a result of increased other real estate owned costs in 2013, due primarily to impairment write downs of $670,000 compared to $274,000 for the three months ended June 30, 2013 and 2012, respectively.

Income Taxes

The provision for income taxes expense for the three months ended June 30, 2013 and 2012 was $1,019,000 and $1,060,000, representing an effective tax rate of 24% and 24%, respectively.

Index
Income Statement Review for the Six Months ended June 30, 2013

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2013 and 2012:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$81,528	$1,913	4.69%	$81,407	$2,008	4.93%
Agricultural	66,990	1,797	5.37%	55,116	1,504	5.46%
Real estate	351,093	8,191	4.67%	312,159	8,035	5.15%
Consumer and other	14,961	404	5.41%	19,402	510	5.26%

Total loans (including fees)	514,572	12,305	4.78%	468,084	12,057	5.15%

Investment securities
Taxable	300,208	2,780	1.85%	277,153	3,218	2.32%
Tax-exempt 2	293,530	5,344	3.64%	241,226	5,151	4.27%
Total investment securities	593,738	8,124	2.74%	518,379	8,369	3.23%

Interest bearing deposits with banks and federal funds sold	57,287	218	0.76%	57,385	258	0.90%

Total interest-earning assets	1,165,597	$20,647	3.54%	1,043,848	$20,684	3.96%

Noninterest-earning assets	67,121			64,744

TOTAL ASSETS	$1,232,718			$1,108,592

1	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index
AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months ended June 30,

	2013			2012

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$598,414	$596	0.20%	$498,630	$569	0.23%
Time deposits > $100,000	97,759	567	1.16%	105,716	699	1.32%
Time deposits < $100,000	152,450	832	1.09%	146,588	1,055	1.44%
Total deposits	848,623	1,995	0.47%	750,934	2,323	0.62%
Other borrowed funds	65,079	591	1.82%	73,302	649	1.77%

Total Interest-bearing liabilities	913,702	2,586	0.57%	824,236	2,972	0.72%

Noninterest-bearing liabilities
Demand deposits	166,388			139,070
Other liabilities	6,932			7,463

Stockholders' equity	145,696			137,823

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,232,718			$1,108,592

Net interest income		$18,061	3.10%		$17,712	3.39%

Spread Analysis
Interest income/average assets	$20,647	3.35%		$20,684	3.73%
Interest expense/average assets	$2,586	0.42%		$2,972	0.54%
Net interest income/average assets	$18,061	2.93%		$17,712	3.20%

Net Interest Income

For the six months ended June 30, 2013 and 2012, the Company's net interest margin adjusted for tax exempt income was 3.10% and 3.39%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2013 totaled $16,192,000 compared to $15,910,000 for the six months ended June 30, 2012.

For the six months ended June 30, 2013, interest income decreased $104,000, or 0.6%, when compared to the same period in 2012.  The decrease from 2012 was primarily attributable to lower average yields on loans and investment securities, offset in part by higher average balance of investment securities and loans.  The higher average balances of investments and loans were due primarily to the Acquisition.

Interest expense decreased $385,000, or 13.0%, for the six months ended June 30, 2013 when compared to the same period in 2012.  The lower interest expense for the period is primarily attributable to lower average rates paid on deposits, offset in part by a higher average balance on deposits.  The higher average balances of deposits were due primarily to the Acquisition.

Index
Provision for Loan Losses

The Company’s provision for loan losses was $74,000 and $116,000 for the six months ended June 30, 2013 and 2012, respectively.  Net loan charge-offs were $28,000 and $400 for the six months ended June 30, 2013 and 2012, respectively.

Noninterest Income and Expense

Noninterest income increased $300,000 or 8.3% for the six months ended June 30, 2013 compared to the same period in 2012.  The increase in non-interest income is primarily due to higher securities gains, merchant and card fees and gains on the loans held for sale.  The increase in the gain on the sale of loans was due primarily to increased volume as a result of lower interest rates.  The increase in merchant and card fees was due primarily to the Acquisition.  Excluding net security gains, non-interest income increased $185,000, or 5.6%.

Noninterest expense increased $624,000 or 6.0% for the six months ended June 30, 2013 compared to the same period in 2012 primarily as a result of higher salaries and employee benefits and higher other real estate owned costs.  The higher salaries and benefits costs were due primarily to normal salary increases and the Acquisition.  Other real estate owned costs increased due to the impairment write downs of $670,000 compared to $296,000 for the six months ended June 30, 2013 and 2012, respectively.

Income Taxes

The provision for income taxes expense for the six months ended June 30, 2013 and 2012 was $2,228,000 and $2,240,000, representing an effective tax rate of 25% and 24%, respectively.

Balance Sheet Review

As of June 30, 2013, total assets were $1,206,914,000, a $10,779,000 decrease compared to December 31, 2012.  The decrease assets were primarily due to a decrease in cash and due from banks, interest bearing deposits in financial institutions and loans were offset by an increase in securities available-for-sale.

Investment Portfolio

The investment portfolio totaled $602,300,000 as of June 30, 2013, an increase of $13,883,000 or 2.4% from the December 31, 2012 balance of $588,417,000.  The increase in the investment portfolio was primarily due to an increase in corporate bonds, state and political subdivisions bonds and corporate bonds and U.S. government agencies, offset in part by a decrease in U.S. government mortgage-backed securities.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment.  As of June 30, 2013, gross unrealized losses of $11,434,000, are considered to be temporary in nature due to the general economic conditions and other factors.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell impaired securities and management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering an impairment to be other-than-temporary.

Index
Loan Portfolio

The loan portfolio, net of the allowance for loan losses of $7,819,000, totaled $506,139,000 as of June 30, 2013, a decrease of $3,987,000, or 0.8%, from the December 31, 2012 balance of $510,126,000.  The decrease in the loan portfolio is primarily due to a decrease in the agricultural operating, offset in part by an increase in the commercial real estate portfolio.

Deposits

Deposits totaled $1,000,457,000 as of June 30, 2013, a decrease of $4,276,000, or 0.4%, from the December 31, 2012 balance of $1,004,732,000.  The decrease in deposits occurred in demand deposit and certificate of deposit accounts, offset in part by increases in NOW, savings and money market accounts.   These decreases occurred in the retail types of deposit accounts, offset in part by increases in the commercial and public types of deposit accounts.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $30,629,000 as of June 30, 2013, an increase of $3,540,000, or 13.1%, from the December 31, 2012 balance of $27,089,000.  The increase is primarily due to increases in existing customer account balances from December 31, 2012.

FHLB Advances and Other Long-Term Borrowings

FHLB advances and other long-term borrowings totaled $34,576,000 and $34,611,000 as of June 30, 2013 and December 31, 2012, respectively.  During the six months ended June 30, 2013, the decrease in FHLB advances and other borrowings are due to payments on FHLB advances amounting to $2,035,000, offset by proceeds on FHLB borrowings amounting to $2,000,000.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on June 30, 2013 totaled $506,139,000 compared to $510,126,000 as of December 31, 2012.  Net loans comprise 41.9% of total assets as of June 30, 2013.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of non-accrual loans and loans past due 90 days or more) as a percentage of total loans was 0.99% at June 30, 2013, as compared to 1.27% at December 31, 2012 and 1.56% at June 30, 2012.  The Company’s level of problem loans as a percentage of total loans at June 30, 2013 of 0.99% is lower than the Company’s peer group (352 bank holding companies with assets of $1 billion to $3 billion) of 2.01% as of March 31, 2013.

Impaired loans, net of specific reserves, totaled $4,771,000 as of June 30, 2013 and were lower than impaired loans of $5,912,000 as of December 31, 2012 and $6,719,000 as of June 30, 2012.  The decrease in impaired loans from December 31, 2012 is due primarily to payments on impaired loans during the six months ended June 30, 2013.

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

The Company had TDRs of $3,986,000 as of June 30, 2013, of which all were included in impaired loans and $3,796,000 were on nonaccrual status. The Company had TDRs of $5,105,000 as of December 31, 2012, all of which were included in impaired loans and $4,058,000 were on nonaccrual status.

TDRs are monitored and reported on a quarterly basis.  Certain TDRs are on nonaccrual status at the time of restructuring.  These borrowings are typically returned to accrual status after the following:  sustained repayment performance in accordance with the restructuring agreement for a reasonable period of at least six months; and, management is reasonably assured of future performance. If the TDR meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will return to performing status.

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognizes impairment through the allowance. The Company had no charge-offs related to TDRs for the three and six months ended June 30, 2013 and 2012.

Loans past due 90 days or more are reviewed that are still accruing interest no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.  As of June 30, 2013, non-accrual loans totaled $5,028,000; loans past due 90 days and still accruing totaled $53,000.  This compares to non-accrual loans of $5,567,000 and no loans past due 90 days and still accruing as of December 31, 2012.  Other real estate owned totaled $8,989,000 as of June 30, 2013 and $9,911,000 as of December 31, 2012.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2013 and December 31, 2012 was 1.52% and 1.50%, respectively. The allowance for loan losses totaled $7,819,000 and $7,773,000 as of June 30, 2013 and December 31, 2012, respectively.  Net charge-offs of loans totaled $28,000 and $400 for the six months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013, the level of liquidity and capital resources of the Company remain at a satisfactory level.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review of the Company’s Current Liquidity Sources
•	Review of Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of June 30, 2013 and December 31, 2012 totaled $55,838,000 and $79,444,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of June 30, 2013 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $107,870,000, with $14,576,000 of outstanding FHLB advances at June 30, 2013.  Federal funds borrowing capacity at correspondent banks was $109,807,000, with no outstanding federal fund balances as of June 30, 2013.  The Company had securities sold under agreements to repurchase totaling $30,629,000 and long-term repurchase agreements of $20,000,000 as of June 30, 2013.

Total investments as of June 30, 2013 were $602,300,000 compared to $588,417,000 as of December 31, 2012.  These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of June 30, 2013.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2013 totaled $12,404,000 compared to the $9,882,000 for the six months ended June 30, 2012.  The increase of $2,522,000 in net cash provided by operating activities was primarily due to a decrease in other assets related to the repayment of the unused prepaid FDIC insurance assessment at June 30, 2013.

Index
Net cash used in investing activities for the six months ended June 30, 2013 was $24,240,000 and compares to $24,469,000 for the six months ended June 30, 2012. The decrease of $229,000 in net cash used in investing activities was primarily due to the changes in net loan activity, changes in securities available-for-sale, and interest bearing deposits in financial institutions, offset in part by the cash acquired, net of cash paid, for acquired bank offices.

Net cash provided by (used in) financing activities for the six months ended June 30, 2013 totaled $(3,540,000) compared to $14,367,000 for the six months ended June 30, 2012.  The change of $17,907,000 in net cash (used in) financing activities was primarily due to changes in deposits, offset in part by changes in securities sold under agreements to repurchase.  As of June 30, 2013, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the six months ended June 30, 2013, dividends paid by the Banks to the Company amounted to $3,600,000 compared to $5,164,000 for the same period in 2012.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  The quarterly dividend declared by the Company increased to $0.16 per share in 2013 from $0.15 per share in 2012.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $8,111,000 as of June 30, 2013 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of June 30, 2013 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2013 totaled $136,385,000 and was lower than the $144,736,000 recorded as of December 31, 2012.  The decrease in stockholders’ equity was primarily the result of lower fair value caused by lower market interest rates in the securities available-for-sale portfolio as reflected in the accumulated other comprehensive (loss).  At June 30, 2013 and December 31, 2012, stockholders’ equity as a percentage of total assets was 11.30% and 11.89%, respectively.  The capital levels of the Company exceed applicable regulatory guidelines as of June 30, 2013.

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

In November, 2012, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock.  As of June 30, 2013, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2013.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

April 1, 2013 to April 30, 2013	-	$-	-	100,000

May 1, 2013 to May 31, 2013	-	$-	-	100,000

June 1, 2013 to June 30, 2013	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

                      Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Index

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: August 9, 2013	By: /s/ Thomas H. Pohlman

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