Form 10-Q
period 2013-09-30
AMES NATIONAL CORP
filed 2013-11-08
CIK 1132651

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at October 31, 2013)

AMES NATIONAL CORPORATION

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
ASSETS	2013	2012

Cash and due from banks	$25,658,649	$34,805,371
Interest bearing deposits in financial institutions	34,255,292	44,639,033
Securities available-for-sale	583,476,550	588,417,037
Loans receivable, net	528,706,450	510,125,880
Loans held for sale	627,754	1,030,180
Bank premises and equipment, net	12,072,845	12,233,464
Accrued income receivable	8,090,874	7,173,703
Other real estate owned	8,993,815	9,910,825
Deferred income taxes	4,103,206	-
Core deposit intangible, net	1,095,315	1,303,264
Goodwill	5,600,749	5,600,749
Other assets	551,320	2,452,593

Total assets	$1,213,232,819	$1,217,692,099

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$165,723,905	$182,033,279
NOW accounts	287,015,885	287,294,015
Savings and money market	283,671,827	279,774,197
Time, $100,000 and over	93,306,121	99,925,619
Other time	147,288,212	155,705,340
Total deposits	977,005,950	1,004,732,450

Securities sold under agreements to repurchase	31,973,603	27,088,660
Federal Home Loan Bank (FHLB) advances	37,558,364	14,611,035
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,489,746	1,396,627
Deferred income taxes	-	1,632,560
Accrued expenses and other liabilities	3,851,551	3,495,032
Total liabilities	1,071,879,214	1,072,956,364

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,432,915 shares; outstanding 9,310,913 shares as of September 30, 2013 and December 31, 2012	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	100,267,297	94,159,839
Accumulated other comprehensive income - net unrealized gain on securities available-for-sale	1,585,754	11,075,342
Treasury stock, at cost; 122,002 shares at September 30, 2013 and December 31, 2012	(2,016,498)	(2,016,498)
Total stockholders' equity	141,353,605	144,735,735

Total liabilities and stockholders' equity	$1,213,232,819	$1,217,692,099

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Interest income:
Loans, including fees	$6,569,005	$6,413,866	$18,874,279	$18,470,183
Securities:
Taxable	1,357,658	1,441,987	4,137,431	4,660,121
Tax-exempt	1,737,687	1,697,690	5,212,498	5,046,835
Interest bearing deposits and federal funds sold	86,126	113,149	304,172	371,328
Total interest income	9,750,476	9,666,692	28,528,380	28,548,467

Interest expense:
Deposits	924,219	1,097,372	2,919,660	3,419,854
Other borrowed funds	315,116	322,887	905,966	972,023
Total interest expense	1,239,335	1,420,259	3,825,626	4,391,877

Net interest income	8,511,141	8,246,433	24,702,754	24,156,590

Provision for loan losses	92,388	35,664	165,962	151,369

Net interest income after provision for loan losses	8,418,753	8,210,769	24,536,792	24,005,221

Noninterest income:
Trust services income	473,471	491,943	1,459,414	1,527,657
Service fees	402,062	429,958	1,179,889	1,161,170
Securities gains, net	204,738	220,230	637,979	538,298
Gain on sale of loans held for sale	268,658	440,232	969,578	1,082,126
Merchant and card fees	271,485	273,514	884,583	809,764
Other noninterest income	199,319	202,627	620,278	571,009
Total noninterest income	1,819,733	2,058,504	5,751,721	5,690,024

Noninterest expense:
Salaries and employee benefits	3,288,760	3,112,396	9,736,156	9,293,203
Data processing	581,301	558,314	1,781,152	1,632,518
Occupancy expenses	358,739	362,217	1,103,920	1,069,972
FDIC insurance assessments	173,878	158,745	506,629	477,961
Professional fees	313,174	303,209	853,202	933,602
Business development	255,899	209,138	649,283	600,203
Other real estate owned (income) expense, net	(14,436)	31,330	653,302	472,123
Core deposit intangible amortization	65,751	73,776	207,949	122,960
Other operating expenses, net	207,437	233,434	696,195	773,728
Total noninterest expense	5,230,503	5,042,559	16,187,788	15,376,270

Income before income taxes	5,007,983	5,226,714	14,100,725	14,318,975

Provision for income taxes	1,295,916	1,365,719	3,524,028	3,605,406

Net income	$3,712,067	$3,860,995	$10,576,697	$10,713,569

Basic and diluted earnings per share	$0.40	$0.41	$1.14	$1.15

Dividends declared per share	$0.16	$0.15	$0.48	$0.45

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$3,712,067	$3,860,995	$10,576,697	$10,713,569
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	4,563,574	2,643,541	(14,424,859)	5,212,820
Less: reclassification adjustment for gains realized in net income	204,738	220,230	637,979	538,298
Other comprehensive income (loss) before tax	4,358,836	2,423,311	(15,062,838)	4,674,522
Tax effect related to other comprehensive income (loss)	(1,612,769)	(869,031)	5,573,250	(1,701,979)
Other comprehensive income (loss), net of tax	2,746,067	1,554,280	(9,489,588)	2,972,543
Comprehensive income	$6,458,134	$5,415,275	$1,087,109	$13,686,112

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
Nine Months Ended September 30, 2013 and 2012

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2011	$18,865,830	$22,651,222	$85,564,078	$9,492,753	$(2,016,498)	$134,557,385
Net income	-	-	10,713,569	-	-	10,713,569
Other comprehensive income	-	-	-	2,972,543	-	2,972,543
Cash dividends declared, $0.45 per share	-	-	(4,189,913)	-	-	(4,189,913)
Balance, September 30, 2012	$18,865,830	$22,651,222	$92,087,734	$12,465,296	$(2,016,498)	$144,053,584

Balance, December 31, 2012	$18,865,830	$22,651,222	$94,159,839	$11,075,342	$(2,016,498)	$144,735,735
Net income	-	-	10,576,697	-	-	10,576,697
Other comprehensive loss	-	-	-	(9,489,588)	-	(9,489,588)
Cash dividends declared, $0.48 per share	-	-	(4,469,239)	-	-	(4,469,239)
Balance, September 30, 2013	$18,865,830	$22,651,222	$100,267,297	$1,585,754	$(2,016,498)	$141,353,605

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Nine Months Ended September 30, 2013 and 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,576,697	$10,713,569
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	165,962	151,369
Provision for off-balance sheet commitments	25,700	19,000
Amortization, net, securities available-for-sale	4,881,915	4,649,555
Amortization of core deposit intangible asset	207,949	122,960
Depreciation	588,729	568,080
Credit for deferred income taxes	(162,516)	(189,224)
Securities gains, net	(637,979)	(538,298)
Impairment of other real estate owned	670,000	303,588
Loss (gain) on sale of other real estate owned, net	(32,601)	46,867
Change in assets and liabilities:
Increase (decrease) in loans held for sale	402,426	(358,001)
(Increase) in accrued income receivable	(917,171)	(1,058,920)
(Increase) decrease in other assets	1,893,136	(4,897,038)
Increase in accrued expenses and other liabilities	330,819	693,448
Net cash provided by operating activities	17,993,066	10,226,955

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(133,272,394)	(175,323,766)
Proceeds from sale of securities available-for-sale	28,314,668	19,612,753
Proceeds from maturities and calls of securities available-for-sale	90,110,257	91,016,839
Net (increase) decrease in interest bearing deposits in financial institutions	10,383,741	(2,018,139)
Net (increase) in loans	(18,638,285)	(5,205,943)
Net proceeds from the sale of other real estate owned	493,360	840,725
Purchase of bank premises and equipment, net	(419,973)	(370,766)
Cash acquired, net of cash paid, for acquired bank offices	-	44,303,137
Net cash used in investing activities	(23,028,626)	(27,145,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(27,567,314)	24,908,092
Increase (decrease) in securities sold under agreements to repurchase	4,884,943	(2,721,894)
Proceeds from FHLB borrowings	2,000,000	-
Payments on FHLB borrowings	(2,052,671)	(551,021)
Proceeds from short-term FHLB borrowings, net	23,000,000	-
Dividends paid	(4,376,120)	(4,003,695)
Net cash provided by (used in) financing activities	(4,111,162)	17,631,482

Net increase (decrease) in cash and due from banks	(9,146,722)	713,277

CASH AND DUE FROM BANKS
Beginning	34,805,371	22,829,291
Ending	$25,658,649	$23,542,568

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Nine Months Ended September 30, 2013 and 2012

	2013	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,169,666	$4,606,845
Income taxes	3,580,854	3,599,844

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$213,749	$1,592,446

Business Combination:
Fair value of loans receivable acquired	$-	$46,103,022
Fair value of bank premises and equipment acquired	-	864,500
Fair value of other tangible assets acquired	-	514,760
Goodwill	-	5,600,749
Core deposit intangible asset	-	1,500,000
Deposits assumed	-	98,766,558
Other liabilities assumed	-	119,610

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.            Significant Accounting Policies

The consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment.  This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  At September 30, 2013, Company management has performed a goodwill impairment analysis and determined goodwill was not impaired.

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

3.            Dividends

On August 14, 2013, the Company declared a cash dividend on its common stock, payable on November 15, 2013 to stockholders of record as of November 1, 2013, equal to $0.16 per share.

4.        Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and nine months ended September 30, 2013 and 2012 were 9,310,913.  The Company had no potentially dilutive securities outstanding during the periods presented.

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

Index
The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2013 and December 31, 2012.

Description	Total	Level 1	Level 2	Level 3

2013

U.S. government agencies	$54,040,000	$-	$54,040,000	$-
U.S. government mortgage-backed securities	164,187,000	-	164,187,000	-
State and political subdivisions	315,083,000	-	315,083,000	-
Corporate bonds	45,473,000	-	45,473,000	-
Equity securities, financial industry common stock	717,000	717,000	-	-
Equity securities, other	3,977,000	-	3,977,000	-

	$583,477,000	$717,000	$582,760,000	$-

2012

U.S. government agencies	$48,687,000	$-	$48,687,000	$-
U.S. government mortgage-backed securities	191,957,000	-	191,957,000	-
State and political subdivisions	309,573,000	-	309,573,000	-
Corporate bonds	34,761,000	-	34,761,000	-
Equity securities, financial industry common stock	630,000	630,000	-	-
Equity securities, other	2,809,000	-	2,809,000	-

	$588,417,000	$630,000	$587,787,000	$-

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

Index
Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of September 30, 2013 and December 31, 2012.

Description	Total	Level 1	Level 2	Level 3

2013

Loans receivable	$750,000	$-	$-	$750,000
Other real estate owned	8,994,000	-	-	8,994,000

Total	$9,744,000	$-	$-	$9,744,000

2012

Loans receivable	$2,732,000	$-	$-	$2,732,000
Other real estate owned	9,911,000	-	-	9,911,000

Total	$12,643,000	$-	$-	$12,643,000

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

Other Real Estate Owned:  Other real estate owned in the table above consists of real estate obtained through foreclosure.  Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer.  Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs.  The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs.  Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs.  This valuation allowance is a component of the allowance for other real estate owned.  The valuation allowance was $4,644,000 and $4,004,000 as of September 30, 2013 and December 31, 2012, respectively.  The Company considers these fair values level 3.

Index
The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2013 are as follows:

	September 30, 2013
	Fair Value	Valuation Techniques	Range of Unobservable Inputs	Range (Average)

Impaired Loans	$750,000	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$8,994,000	Appraisal	Appraisal adjustment	6%-10% (8%)

* Not Meaningful. Evaluations of the underlying assets are completed for each impaired loan with a specific reserve. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan, thus providing a range would not be meaningful.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below.

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

The following disclosures represent financial instruments in which the ending balances at September 30, 2013 and December 31, 2012 are not carried at fair value in their entirety on the consolidated balance sheets.

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

Index
The estimated fair values of the Company’s financial instruments as described above were as follows:

		September 30, 2013		December 31, 2012
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	Level 1	$25,658,649	$25,659,000	$34,805,371	$34,805,000
Interest bearing deposits	Level 1	34,255,292	34,255,000	44,639,033	44,639,000
Securities available-for-sale	See previous table	583,476,550	583,477,000	588,417,037	588,417,000
Loans receivable, net	Level 2	528,706,450	527,901,000	510,125,880	514,047,000
Loans held for sale	Level 2	627,754	628,000	1,030,180	1,030,000
Accrued income receivable	Level 1	8,090,874	8,091,000	7,173,703	7,174,000
Financial liabilities:
Deposits	Level 2	$977,005,950	$979,425,000	$1,004,732,450	$1,008,013,000
Securities sold under agreements to repurchase	Level 1	31,973,603	31,974,000	27,088,660	27,089,000
FHLB advances	Level 2	37,558,364	38,399,000	14,611,035	15,997,000
Other long-term borrowings	Level 2	20,000,000	22,025,000	20,000,000	22,404,000
Accrued interest payable	Level 1	567,571	568,000	752,425	752,000

The methodologies used to determine fair value as of September 30, 2013 did not change from the methodologies used in the December 31, 2012 Annual Report.

Index
7.            Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2013:
U.S. government agencies	$53,751,511	$1,387,809	$(1,099,568)	$54,039,752
U.S. government mortgage-backed securities	161,818,718	3,255,891	(887,542)	164,187,067
State and political subdivisions	313,930,908	5,207,832	(4,055,409)	315,083,331
Corporate bonds	46,851,545	746,382	(2,125,327)	45,472,600
Equity securities, financial industry common stock	629,700	87,000	-	716,700
Equity securities, other	3,977,100	-	-	3,977,100
	$580,959,482	$10,684,914	$(8,167,846)	$583,476,550

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2012:
U.S. government agencies	$46,264,590	$2,422,445	$-	$48,687,035
U.S. government mortgage-backed securities	187,174,681	4,947,586	(165,076)	191,957,191
State and political subdivisions	300,025,960	9,963,545	(416,544)	309,572,961
Corporate bonds	33,933,600	1,098,168	(270,218)	34,761,550
Equity securities, financial industry common stock	629,700	-	-	629,700
Equity securities, other	2,808,600	-	-	2,808,600
	$570,837,131	$18,431,744	$(851,838)	$588,417,037

The proceeds, gains and losses from securities available-for-sale are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Proceeds from sales of securities available-for-sale	$12,696,659	$9,580,189	$28,314,668	$19,612,753
Gross realized gains on securities available-for-sale	261,219	222,096	695,972	540,394
Gross realized losses on securities available-for-sale	56,481	1,866	57,993	2,096
Tax provision applicable to net realized gains on securities available-for-sale	76,000	82,000	238,000	201,000

Index
Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013:

Securities available-for-sale:
U.S. government agencies	$19,755,860	$(1,099,568)	$-	$-	$19,755,860	$(1,099,568)
U.S. government mortgage-backed securities	53,188,237	(887,542)	-	-	53,188,237	(887,542)
State and political subdivisions	113,736,391	(3,922,728)	3,223,879	(132,681)	116,960,270	(4,055,409)
Corporate bonds	28,706,996	(1,791,764)	3,775,824	(333,563)	32,482,820	(2,125,327)
	$215,387,484	$(7,701,602)	$6,999,703	$(466,244)	$222,387,187	$(8,167,846)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012:

Securities available-for-sale:
U.S. government mortgage-backed securities	$20,972,453	$(165,076)	$-	$-	$20,972,453	$(165,076)
State and political subdivisions	30,651,869	(410,357)	578,145	(6,187)	31,230,014	(416,544)
Corporate bonds	13,979,171	(270,218)	-	-	13,979,171	(270,218)
	$65,603,493	$(845,651)	$578,145	$(6,187)	$66,181,638	$(851,838)

Gross unrealized losses on debt securities totaled $8,167,846 as of September 30, 2013.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Index
8.            Loan Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and nine months ended September 30, 2013 and 2012 is as follows: (in thousands)

	Three Months Ended September 30, 2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2013	$332	$1,456	$3,002	$591	$1,343	$921	$174	$7,819
Provision (credit) for loan losses	(111)	40	162	21	(78)	68	(10)	92
Recoveries of loans charged-off	-	2	17	-	1	-	4	24
Loans charged-off	-	(18)	-	-	-	-	(14)	(32)
Balance, September 30 2013	$221	$1,480	$3,181	$612	$1,266	$989	$154	$7,903

	Nine Months Ended September 30 2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2012	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773
Provision (credit) for loan losses	(154)	88	305	89	(198)	44	(8)	166
Recoveries of loans charged-off	-	40	17	-	3	-	12	72
Loans charged-off	-	(81)	-	-	-	-	(27)	(108)
Balance, September 30, 2013	$221	$1,480	$3,181	$612	$1,266	$989	$154	$7,903

	Three Months Ended September 30 2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2012	$739	$1,473	$2,912	$466	$1,406	$820	$205	$8,021
Provision (credit) for loan losses	(48)	50	48	10	(10)	(8)	(6)	36
Recoveries of loans charged-off	-	2	-	-	1	-	8	11
Loans charged-off	-	(40)	-	-	-	-	(19)	(59)
Balance, September 30, 2012	$691	$1,485	$2,960	$476	$1,397	$812	$188	$8,009

	Nine Months Ended September 30, 2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2011	$793	$1,402	$2,859	$501	$1,352	$764	$234	$7,905
Provision (credit) for loan losses	(102)	127	101	(25)	51	48	(49)	151
Recoveries of loans charged-off	-	5	-	-	6	-	41	52
Loans charged-off	-	(49)	-	-	(12)	-	(38)	(99)
Balance, September 30, 2012	$691	$1,485	$2,960	$476	$1,397	$812	$188	$8,009

Index
Allowance for loan losses disaggregated on the basis of impairment analysis method as of September 30, 2013 and December 31, 2012 is as follows: (in thousands)

2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$122	$20	$-	$330	$5	$-	$477
Collectively evaluated for impairment	221	1,358	3,161	612	936	984	154	7,426
Balance September 30, 2013	$221	$1,480	$3,181	$612	$1,266	$989	$154	$7,903

2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$100	$110	$86	$-	$400	$6	$-	$702
Collectively evaluated for impairment	275	1,323	2,773	523	1,061	939	177	7,071
Balance December 31, 2012	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773

Loans receivable disaggregated on the basis of impairment analysis method as of September 30, 2013 and December 31, 2012 is as follows (in thousands):

2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$736	$781	$541	$-	$821	$5	$13	$2,897
Collectively evaluated for impairment	12,920	108,140	205,981	46,394	74,606	71,477	14,218	533,736

Balance September 30, 2013	$13,656	$108,921	$206,522	$46,394	$75,427	$71,482	$14,231	$536,633

2012
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$1,493	$1,121	$3,280	$-	$710	$6	$4	$6,614
Collectively evaluated for impairment	15,584	103,147	175,380	43,868	79,554	77,477	16,336	511,346

Balance December 31, 2012	$17,077	$104,268	$178,660	$43,868	$80,264	$77,483	$16,340	$517,960

Index
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  The following is a recap of impaired loans, on a disaggregated basis, at September 30, 2013 and December 31, 2012: (in thousands)

	September 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$736	$736	$-	$1,060	$1,060	$-
Real estate - 1 to 4 family residential	405	405	-	655	655	-
Real estate - commercial	495	495	-	1,381	1,381	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	21	21	-	80	80	-
Agricultural	-	-	-	-	-	-
Consumer and other	13	13	-	4	4	-
Total loans with no specific reserve:	1,670	1,670	-	3,180	3,180	-

With an allowance recorded:
Real estate - construction	-	-	-	433	433	100
Real estate - 1 to 4 family residential	376	376	122	466	466	110
Real estate - commercial	46	46	20	1,899	1,899	86
Real estate - agricultural	-	-	-	-	-	-
Commercial	800	800	330	630	630	400
Agricultural	5	5	5	6	6	6
Consumer and other	-	-	-	-	-	-
Total loans with specific reserve:	1,227	1,227	477	3,434	3,434	702

Total
Real estate - construction	736	736	-	1,493	1,493	100
Real estate - 1 to 4 family residential	781	781	122	1,121	1,121	110
Real estate - commercial	541	541	20	3,280	3,280	86
Real estate - agricultural	-	-	-	-	-	-
Commercial	821	821	330	710	710	400
Agricultural	5	5	5	6	6	6
Consumer and other	13	13	-	4	4	-

	$2,897	$2,897	$477	$6,614	$6,614	$702

Index
The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 and 2012: (in thousands)

	Three Months Ended September 30,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$805	$-	$1,424	$2
Real estate - 1 to 4 family residential	478	8	820	-
Real estate - commercial	1,382	207	599	-
Real estate - agricultural	-	-	-	-
Commercial	41	12	39	-
Agricultural	-	-	-	-
Consumer and other	7	-	-	-
Total loans with no specific reserve:	2,713	227	2,882	2

With an allowance recorded:
Real estate - construction	195	93	530	-
Real estate - 1 to 4 family residential	334	-	659	-
Real estate - commercial	46	-	1,947	-
Real estate - agricultural	-	-	-	-
Commercial	813	-	634	-
Agricultural	5	-	3	-
Consumer and other	-	-	6	-
Total loans with specific reserve:	1,393	93	3,779	-

Total
Real estate - construction	1,000	93	1,954	2
Real estate - 1 to 4 family residential	812	8	1,479	-
Real estate - commercial	1,428	207	2,546	-
Real estate - agricultural	-	-	-	-
Commercial	854	12	673	-
Agricultural	5	-	3	-
Consumer and other	7	-	6	-

	$4,106	$320	$6,661	$2

Index
	Nine Months Ended September 30,
	2013		2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$919	$-	$1,542	$4
Real estate - 1 to 4 family residential	569	8	1,393	14
Real estate - commercial	1,189	209	770	5
Real estate - agricultural	-	-	-	-
Commercial	58	12	20	-
Agricultural	-	-	-	-
Consumer and other	5	-	-	-
Total loans with no specific reserve:	2,740	229	3,725	23

With an allowance recorded:
Real estate - construction	313	93	581	-
Real estate - 1 to 4 family residential	420	-	487	-
Real estate - commercial	1,147	-	1,843	-
Real estate - agricultural	-	-	-	-
Commercial	745	-	611	-
Agricultural	6	-	2	-
Consumer and other	-	-	3	-
Total loans with specific reserve:	2,631	93	3,527	-

Total
Real estate - construction	1,232	93	2,123	4
Real estate - 1 to 4 family residential	989	8	1,880	14
Real estate - commercial	2,336	209	2,613	5
Real estate - agricultural	-	-	-	-
Commercial	803	12	631	-
Agricultural	6	-	2	-
Consumer and other	5	-	3	-

	$5,371	$322	$7,252	$23
The interest foregone on nonaccrual loans for the three months ended September 30, 2013 and 2012 was approximately $73,000 and $89,000, respectively.  The interest foregone on nonaccrual loans for the nine months ended September 30, 2013 and 2012 was approximately $239,000 and $322,000, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $1,635,000 as of September 30, 2013, of which all were included in impaired loans, $1,445,000 was included as nonaccrual loans and $190,000 was on accrual status. The Company had TDR of $5,105,000 as of December 31, 2012, all of which were included in impaired loans, $4,058,000 was included as nonaccrual loans and $1,047,000 was on accrual status.

Index
The following table sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three and nine months ended September 30, 2013 and 2012: (dollars in thousands)

	Three Months Ended September 30,
	2013			2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	2	$195	$195
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	1	28	28
Agricultural	-	-	-	1	6	6
Consumer and other	-	-	-	-	-	-

	-	$-	$-	4	$229	$229

	Nine Months Ended September 30,
	2013			2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	2	$195	$195
Real estate - 1 to 4 family residential	-	-	-	2	391	401
Real estate - commercial	-	-	-	2	2,697	2,697
Real estate - agricultural	-	-	-	-	-	-
Commercial	1	130	130	2	132	132
Agricultural	-	-	-	1	6	6
Consumer and other	-	-	-	-	-	-

	1	$130	$130	9	$3,421	$3,431

There was no new TDR activity in the three months ended September 30, 2013.  However, during the nine months ended September 30, 2013, the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties.  The loan was restructured with a collateral shortfall.

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

Two TDR loans modified during the twelve months ended September 30, 2013 had payment defaults.  These modified TDR loans had a balance as of September 30, 2013 of $132,000.

Index
One TDR loan modified during the twelve months ended September 30, 2012 had a payment default.  The modified TDR loan had a balance as of September 30, 2012 of $294,000 and a specific reserve of $80,000.  In December 2012, the collateral securing this loan was repossessed and the balance of $100,000 charged off.

A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no financial impact for specific reserves or from charge-offs for the TDR loans for the three and nine months ended September 30, 2013 and 2012.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2013 and December 31, 2012, is as follows:  (in thousands)

2013
		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$25	$-	$25	$13,631	$13,656	$-
Real estate - 1 to 4 family residential	744	342	1,086	107,835	108,921	27
Real estate - commercial	-	46	46	206,476	206,522	-
Real estate - agricultural	-	-	-	46,394	46,394	-
Commercial	333	283	616	74,811	75,427	57
Agricultural	-	-	-	71,482	71,482	-
Consumer and other	26	12	38	14,193	14,231	-

	$1,128	$683	$1,811	$534,822	$536,633	$84

2012
		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$5	$-	$5	$17,072	$17,077	$-
Real estate - 1 to 4 family residential	973	275	1,248	103,020	104,268	-
Real estate - commercial	17	135	152	178,508	178,660	-
Real estate - agricultural	-	-	-	43,868	43,868	-
Commercial	449	-	449	79,815	80,264	-
Agricultural	71	-	71	77,412	77,483	-
Consumer and other	57	4	61	16,279	16,340	-

	$1,572	$414	$1,986	$515,974	$517,960	$-

Index
The credit risk profile by internally assigned grade, on a disaggregated basis, at September 30, 2013 and December 31, 2012 is as follows:  (in thousands)

2013
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$7,322	$167,275	$43,851	$63,146	$68,838	$350,432
Watch	2,495	23,122	2,244	9,111	2,258	39,230
Special Mention	-	763	-	859	-	1,622
Substandard	3,103	14,691	299	1,620	381	20,094
Substandard-Impaired	736	671	-	691	5	2,103

	$13,656	$206,522	$46,394	$75,427	$71,482	$413,481

2012
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$8,127	$141,206	$40,201	$66,390	$75,920	$331,844
Watch	3,209	17,456	2,931	11,321	1,093	36,010
Special Mention	741	10,119	-	30	-	10,890
Substandard	3,507	6,599	736	1,813	464	13,119
Substandard-Impaired	1,493	3,280	-	710	6	5,489

	$17,077	$178,660	$43,868	$80,264	$77,483	$397,352

The credit risk profile based on payment activity, on a disaggregated basis, at September 30, 2013 and December 31, 2012 is as follows:

2013
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$108,262	$14,218	$122,480
Non-performing	659	13	672

	$108,921	$14,231	$123,152

2012
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$103,342	$16,336	$119,678
Non-performing	926	4	930

	$104,268	$16,340	$120,608

Index
9.            Other Real Estate Owned

The following table provides the composition of other real estate owned as of September 30, 2013 and December 31, 2012:

	2013	2012

Construction and land development	$6,750,503	$7,534,664
1 to 4 family residential real estate	1,428,935	1,561,784
Commercial real estate	814,377	814,377

	$8,993,815	$9,910,825

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

	2013
	Gross	Accumulated
	Amount	Amortization

Core deposit intangible asset	$1,500,000	$404,685

There were no additions of other significant acquired intangible assets during 2013 or 2012.

Amortization expense on core deposit intangible assets totaled $65,751 and $73,776 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense on core deposit intangible assets totaled $207,949 and $122,960 for the nine months ended September 30, 2013 and 2012, respectively.

Index
Estimated remaining amortization expense on core deposit intangible for the years ending is as follows:

2013	$65,751
2014	244,000
2015	217,500
2016	193,864
2017	172,768
2018	152,732
2019 and thereafter	48,700

12.         Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.    There were no significant events or transactions occurring after September 30, 2013, but prior to November 8, 2013, that provided additional evidence about conditions that existed at September 30, 2013.  There were no significant events or transactions that provided evidence about conditions that did not exist at September 30, 2013.

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

Index
The Company had net income of $3,712,000, or $0.40 per share, for the three months ended September 30, 2013, compared to net income of $3,861,000, or $0.41 per share, for the three months ended September 30, 2012.  Total equity capital as of September 30, 2013 totaled $141.4 million or 11.7% of total assets.

The decrease in quarterly earnings can be primarily attributed to lower gains on the sale of loans held for sale and higher salaries and employee benefits, offset in part by an increase in net interest income.

Net loan charge-offs totaled $8,000 and $48,000 for the three months ended September 30, 2013 and 2012, respectively.  The provision for loan losses totaled $92,000 and $36,000 for the three months ended September 30, 2013 and 2012, respectively.

The Company had net income of $10,577,000, or $1.14 per share, for the nine months ended September 30, 2013, compared to net income of $10,714,000, or $1.15 per share, for the nine months ended September 30, 2012.

The decrease in nine month earnings can be primarily attributed to higher noninterest expense, offset in part by an increase in net interest income.  The Acquisition contributed to increases in net interest income, noninterest income (excluding securities gains) and noninterest expense.

Net loan charge-offs totaled $36,000 and $47,000 for the nine months ended September 30, 2013 and 2012, respectively.  The provision for loan losses totaled $166,000 and $151,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Index
•            If market interest rates in the three to five year time horizons remain at historically low levels as compared to the short term interest rates, the interest rate environment may present a challenge to the Company.   The Company’s earning assets will reprice at lower interest rates, but deposits, due to already low actual interest rate paid, will not reprice at significantly lower interest rates; therefore, continued compression of interest rate spreads may decrease net interest income in the future.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

•            Other real estate owned amounted to $9.0 million and $9.9 million as of September 30, 2013 and December 31, 2012, respectively.  Other real estate owned expense amounted to $653,000 and $472,000 for the nine months ended September 30, 2013 and 2012, respectively.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  It is at least reasonably possible that change in fair values will occur in the near term and that such changes could have a negative impact on the Company’s earnings.

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

•            The Consumer Financial Protection Bureau (the “Bureau”), established under the Dodd-Frank Act, has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof” with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”).  The term “abusive” is new and untested, and because Bureau officials have indicated that compliance will be achieved through enforcement rather than the issuance of regulations, the Company cannot predict to what extent the Bureau’s future actions will have on the banking industry or the Company.  The full reach and impact of the Bureau’s broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown.  Notwithstanding the foregoing, insured depository institutions with assets of $10 billion or less (such as the Banks) will continue to be supervised and examined by their primary federal regulators, rather than the Bureau, with respect to compliance with federal consumer protection laws.

Index
Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 6,940 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	9 Months
	Ended	Ended	6 Months ended		Years Ended December 31,
	September 30, 2013		June 30, 2013		2012		2011
	Company	Company	Company	Industry*	Company	Industry*	Company	Industry

Return on assets	1.24%	1.15%	1.11%	1.15%	1.24%	1.00%	1.38%	0.88%

Return on equity	10.77%	9.86%	9.42%	10.22%	10.08%	8.92%	10.82%	7.86%

Net interest margin	3.28%	3.16%	3.10%	3.27%	3.35%	3.42%	3.60%	3.60%

Efficiency ratio	50.63%	53.15%	54.45%	58.76%	52.33%	61.60%	49.80%	61.37%

Capital ratio	11.47%	11.70%	11.82%	9.34%	12.31%	9.15%	12.75%	9.09%

*Latest available data

Key performances indicators include:

•            Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.24% and 1.32% for the three months ended September 30, 2013 and 2012, respectively.  The decrease in this ratio in 2013 from the previous period is primarily the result of an increase in average assets and a decrease in net income.  This increase in new or repriced earning assets generated less interest income given the low interest rate environment.

•            Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 10.77% and 10.86% for the three months ended September 30, 2013 and 2012, respectively.  The decrease in this ratio in 2013 from the previous period is primarily the result of lower net income, offset in part by a lower average equity.

Index
•            Net Interest Margin

The net interest margin for the three months ended September 30, 2013 and 2012 was 3.28% and 3.34%, respectively.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  Due to the recognition of $320,000 in interest income on several nonaccrual loans, that were collected or returned to accrual during the quarter, the net interest margin would have been 3.17% for the quarter ended September 30, 2013. The decrease in this ratio in 2013 is primarily the result of higher interest earning average assets with decreasing yields driven by a competitive market and offset in part by lower market cost of funds on interest bearing liabilities, assisted  in part by the recognition of the nonaccrual interest income.

•            Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 50.63% and 48.93% for the three months ended September 30, 2013 and 2012, respectively.  The change in the efficiency ratio in 2013 from the previous period is primarily the result of increased noninterest expense.

•            Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets.  It measures the level of average assets that are funded by shareholders’ equity.  Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company.  The Company’s capital ratio of 11.47% as of September 30, 2013 is significantly higher than the industry average as of June 30, 2013.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2013:

Earnings Rise for Sixteenth Consecutive Quarter

Rising noninterest income and falling loan loss expenses continued to lift bank earnings in the second quarter. FDIC-insured institutions reported net income of $42.2 billion, an increase of $7.8 billion (22.6%) compared with second quarter 2012 when industry earnings were reduced by losses on credit derivatives. This is the 16th consecutive quarter that earnings have registered a year-over-year increase. For a second consecutive quarter, industry earnings reached a new nominal high. However, the quarterly return on assets (ROA) of 1.17%, while up from 0.99% a year ago, remained below the 1.27% average for the industry from 2000 through 2006. More than half of all banks— 53.8%—reported higher quarterly net income than a year ago, and only 8.2% reported negative net income. This is the lowest proportion of unprofitable institutions since third quarter 2006.

Noninterest Income Growth Outweighs Drop in Net Interest Income

Net operating revenue—the sum of net interest income and total noninterest income—totaled $170.6 billion, an increase of $4.9 billion (3%) from a year ago. Noninterest income was $6.7 billion (11.1%) higher than in second quarter 2012. Income from trading rose by $5.1 billion (238.3%) compared with a year ago, when the industry reported a net loss on credit derivatives. Net gains on sales of loans and other assets were $1.9 billion (63.7%) above the level of a year earlier. For the third quarter in a row and fourth time in the last five quarters, net interest income posted a year-over-year decline, falling by $1.8 billion (1.7%) as interest income from loans and other investments declined faster than interest expense on deposits and other liabilities. Banks set aside $8.6 billion in provisions for loan losses during the quarter, a $5.6 billion (39.6%) reduction from a year earlier. This is the lowest quarterly loss provision for the industry since third quarter 2006, when quarterly provisions totaled $7.6 billion. Total noninterest expense was $1.4 billion (1.4%) lower than in second quarter 2012, when industry expenses were elevated by restructuring charges.

Index
Loan Losses Fall to Lowest Level Since 2007

Net loan and lease charge-offs totaled $14.2 billion, a $6.3 billion (30.7%) year-over-year decline. This is the smallest quarterly total since third quarter 2007. While charge-offs were down across all major loan categories, the overall decline was led by residential real estate loans. Charge-offs of home equity lines of credit were $1.1 billion (41.7%) below the level of a year ago, while charge-offs of other loans secured by 1-to-4 family residential properties were $1.4 billion (32.1%) lower. Smaller reductions occurred in charge-offs of real estate construction and land loans (down $772 million, or 67%), real estate loans secured by nonfarm nonresidential properties (down $775 million, or 52.5%), commercial and industrial loans (down $760 million, or 37.3%), and credit cards (down $748 million, or 11%).

Noncurrent Loans Post Thirteenth Consecutive Quarterly Decline

Noncurrent loan levels also showed improvement across all major loan categories. The amount of loans and leases that were 90 days or more past due or in nonaccrual status fell by $21.7 billion (8.3%) during the second quarter, marking the 13th consecutive quarter that noncurrent balances have declined. Noncurrent first lien mortgage loans declined by $13.3 billion (8.2%), while noncurrent real estate construction and land loans dropped by $2.8 billion (19.1%), and noncurrent real estate loans secured by nonfarm nonresidential properties fell by $2.5 billion (8.8%). During the quarter, the percentage of total loans and leases that were noncurrent declined from 3.41% to 3.09%, the lowest level since fourth quarter 2008.

Reserve Coverage of Troubled Loans Improves

For the 13th quarter in a row, the banking industry’s reserves for loan losses posted a quarterly decline. Between the end of March and the end of June, total reserves fell by $6.4 billion (4.1%), as net charge-offs removed $14.2 billion from reserves and loan-loss provisions added only $8.6 billion to reserves. As has been typically the case, most of the reduction in reserves occurred at large institutions, but quarterly charge-offs exceeded loss provisions at almost 40% of all banks in the quarter. Even with the reserve reductions, the industry’s coverage ratio of reserves to noncurrent loans rose from 59.6% to 62.3% during the quarter because of the sizable decline in noncurrent loan balances.

Lower Securities Values Lead to a Decline in Equity Capital

Equity capital of insured institutions declined by $14 billion (0.9%), largely due to declines in the market values of securities caused by rising medium-and long-term interest rates. Higher interest rates were primarily responsible for a $51.1 billion drop in unrealized gains on banks’ available-for-sale investment securities. Under Generally Accepted Accounting Principles (GAAP), changes in unrealized gains are reflected in equity capital. However, they are not reflected in regulatory capital. The industry’s Tier 1 leverage capital increased by $17.1 billion (1.3%) during the quarter, while total risk-based capital rose by $15 billion (1%). Retained earnings totaled $21.3 billion in the second quarter, up from $14.9 billion in second quarter 2012. At the end of the quarter, almost 98% of all insured institutions, representing 99.7% of total industry assets, met or exceeded the requirements for the highest regulatory capital category, as defined for Prompt Corrective Action purposes.

Index
Total Assets Fall by $14.8 Billion

For a second consecutive quarter, total industry assets posted a modest decline, falling by $14.8 billion (0.1%). Assets in trading accounts declined by $65.7 billion (9.1%), as balances of securities held for trading declined by $44.4 billion (14.6%). Trading securities are reported at market value, so it is likely that some of this decline was caused by the rise in medium- and long-term interest rates during the quarter. Balances of securities held in investment accounts declined by $53.2 billion (1.8%), due primarily to the $51.1 billion drop in unrealized gains noted above.

Loan Balances Rise by $73.8 Billion

Total loans and leases increased by $73.8 billion (1%), as commercial and industrial loan balances grew by $30.4 billion (2%), real estate loans secured by nonfarm nonresidential real estate properties rose by $11.1 billion (1%), auto loans increased by $10 billion (3.1%), and credit card balances grew by $10.1 billion (1.5%). Balances of 1-to-4 family residential real estate loans declined by $31.9 billion (1.3%), with home equity lines falling by $9.8 billion (1.8%), and other 1-to-4 family residential real estate loans declining by $22.1 billion (1.2%).

FHLB Borrowings Increase

Total liabilities of insured institutions registered a small $457 million decline in the second quarter. Deposit balances fell by $38.7 billion (0.4%), while Federal Home Loan Bank (FHLB) advances increased by $38.2 billion (11.6%). Most of the increase in FHLB borrowings—$34.6 billion— consisted of borrowings maturing in one year or less. Interest-bearing deposits in domestic offices declined by $44.4 billion (0.6%), while balances in noninterest-bearing accounts rose by $13.4 billion (0.5%). Foreign office deposits declined by $7.7 billion (0.6%).

The Number of “Problem” Banks Falls Below 600

The number of FDIC-insured institutions filing quarterly Call Reports declined to 6,940 at mid-year, from 7,019 at the end of the first quarter. During the second quarter, 62 insured institutions were merged into other institutions and 12 failed. For the eighth consecutive quarter, no new reporting institutions were added. The last de novo charter occurred in fourth quarter 2010. The number of institutions on the FDIC’s “Problem List” declined for a ninth consecutive quarter, from 612 to 553. Total assets of “problem” banks fell from $213.3 billion to $192.5 billion. Insured institutions reported 2,097,292 full-time equivalent employees in the second quarter, down 5,544 from the previous quarter, and 10,900 fewer than in second quarter 2012.

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

Index
Goodwill and Intangible Assets

Goodwill and the core deposit intangible asset arose in connection with the Acquisition.  These assets are tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Through September 30, 2013, no conditions indicated impairment has incurred.  The next annual test will be performed in the fourth quarter of 2013.  Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

Index
Income Statement Review for the Three Months ended September 30, 2013

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2013 and 2012:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$77,574	$964	4.97%	$82,408	$1,018	4.94%
Agricultural	68,159	903	5.30%	66,203	939	5.67%
Real estate	368,220	4,503	4.89%	329,331	4,216	5.12%
Consumer and other	14,522	199	5.49%	18,001	241	5.35%

Total loans (including fees)	528,475	6,569	4.97%	495,943	6,414	5.17%

Investment securities
Taxable	293,262	1,400	1.91%	292,557	1,442	1.97%
Tax-exempt 2	297,021	2,608	3.51%	261,927	2,611	3.99%
Total investment securities	590,283	4,008	2.72%	554,484	4,053	2.92%

Interest bearing deposits with banks and federal funds sold	31,061	86	1.11%	46,109	113	0.98%

Total interest-earning assets	1,149,819	$10,663	3.71%	1,096,536	$10,580	3.86%

Noninterest-earning assets	51,489			70,467

TOTAL ASSETS	$1,201,308			$1,167,003

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
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$564,759	$274	0.19%	$531,091	$289	0.22%
Time deposits > $100,000	94,589	257	1.09%	97,578	305	1.25%
Time deposits < $100,000	148,073	393	1.06%	160,291	503	1.26%
Total deposits	807,421	924	0.46%	788,960	1,097	0.56%
Other borrowed funds	79,746	315	1.58%	74,688	323	1.73%

Total Interest-bearing liabilities	887,167	1,239	0.56%	863,648	1,420	0.66%

Noninterest-bearing liabilities
Demand deposits	170,501			153,267
Other liabilities	5,827			7,927

Stockholders' equity	137,813			142,161

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,201,308			$1,167,003

Net interest income		$9,424	3.28%		$9,160	3.34%

Spread Analysis
Interest income/average assets	$10,663	3.55%		$10,580	3.63%
Interest expense/average assets	$1,239	0.41%		$1,420	0.49%
Net interest income/average assets	$9,424	3.14%		$9,160	3.14%

Net Interest Income

For the three months ended September 30, 2013 and 2012, the Company's net interest margin adjusted for tax exempt income was 3.28% and 3.34%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2013 totaled $8,511,000 compared to $8,246,000 for the three months ended September 30, 2012.

For the three months ended September 30, 2013, interest income increased $84,000, or 0.9%, when compared to the same period in 2012.  The increase from 2012 was primarily attributable the recognition of $320,000 of nonaccrual interest income on several nonaccrual loans that were collected or returned to accrual during the quarter and higher average balances on loans and investment securities, offset in part by lower average yields on loans and investment securities.  The higher average balances were due primarily to increased loan demand and the deployment of additional growth in average deposits into securities available-for-sale portfolio.  The lower yields were due primarily to continued low market interest rates.

Index
Interest expense decreased $181,000, or 12.7%, for the three months ended September 30, 2013 when compared to the same period in 2012.  The lower interest expense for the period is primarily attributable to lower average rates paid on deposits, offset in part by a higher average balance on deposits.  The lower yields were due primarily to continued low market interest rates.

Provision for Loan Losses

The Company’s provision for loan losses was $92,000 and $36,000 for the three months ended September 30, 2013 and 2012, respectively.  Net loan charge-offs were $8,000 and $48,000 for the three months ended September 30, 2013 and 2012, respectively.

Noninterest Income and Expense

Noninterest income decreased $239,000 or 11.6% for the three months ended September 30, 2013 compared to the same period in 2012.   The decrease in non-interest income is primarily due to lower gains on the sale of loans held for sale due to decreased secondary market volume as refinancing activity has slowed.  Excluding net security gains, non-interest income increased $223,000, or 12.1%.

Noninterest expense increased $188,000 or 3.7% for the three months ended September 30, 2013 compared to the same period in 2012 primarily as a result of increased salaries and employee benefits.  Salaries and benefits increased primarily due to normal salary increases and increased staffing.

Income Taxes

The provision for income taxes expense for the three months ended September 30, 2013 and 2012 was $1,296,000 and $1,366,000, representing an effective tax rate of 26% for both periods.

Index
Income Statement Review for the Nine Months ended September 30, 2013

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2013 and 2012:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$80,196	$2,878	4.78%	$81,743	$3,027	4.94%
Agricultural	67,384	2,700	5.34%	58,839	2,443	5.54%
Real estate	356,864	12,693	4.74%	317,924	12,250	5.14%
Consumer and other	14,813	604	5.43%	18,931	751	5.29%

Total loans (including fees)	519,257	18,874	4.85%	477,437	18,471	5.16%

Investment securities
Taxable	297,868	4,179	1.87%	282,649	4,660	2.20%
Tax-exempt 2	294,706	7,952	3.60%	248,177	7,762	4.17%
Total investment securities	592,574	12,131	2.73%	530,826	12,422	3.12%

Interest bearing deposits with banks and federal funds sold	48,449	304	0.84%	53,581	371	0.92%

Total interest-earning assets	1,160,280	$31,310	3.60%	1,061,844	$31,264	3.93%

Noninterest-earning assets	61,853			66,666

TOTAL ASSETS	$1,222,133			$1,128,510

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
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$587,072	$870	0.20%	$509,511	$858	0.22%
Time deposits > $100,000	96,691	823	1.14%	102,984	1,004	1.30%
Time deposits < $100,000	150,975	1,227	1.08%	151,189	1,558	1.37%
Total deposits	834,738	2,920	0.47%	763,684	3,420	0.60%
Other borrowed funds	70,022	906	1.73%	73,767	972	1.76%

Total Interest-bearing liabilities	904,760	3,826	0.56%	837,451	4,392	0.70%

Noninterest-bearing liabilities
Demand deposits	167,774			143,837
Other liabilities	6,560			7,943

Stockholders' equity	143,039			139,279

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,222,133			$1,128,510

Net interest income		$27,484	3.16%		$26,872	3.37%

Spread Analysis
Interest income/average assets	$31,310	3.42%		$31,264	3.69%
Interest expense/average assets	$3,826	0.42%		$4,392	0.52%
Net interest income/average assets	$27,484	3.00%		$26,872	3.17%

Net Interest Income

For the nine months ended September 30, 2013 and 2012, the Company's net interest margin adjusted for tax exempt income was 3.16% and 3.37%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2013 totaled $24,703,000 compared to $24,157,000 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, interest income decreased $20,000, or 0.1%, when compared to the same period in 2012.  The decrease from 2012 was primarily attributable to lower average yields on loans and investment securities, offset in part by higher average balance of investment securities and loans and the recognition of interest income on several nonaccrual loans that were collected or returned to accrual in 2013.  The lower yields were due primarily to continued low market interest rates.  The higher average balance of loans was due primarily to loan demand and the Acquisition.  The higher average balance of investments was due primarily to the deployment of additional growth in average deposits into securities available-for-sale portfolio and the cash invested as a result of the Acquisition.

Index
Interest expense decreased $566,000, or 12.9%, for the nine months ended September 30, 2013 when compared to the same period in 2012.  The lower interest expense for the period is primarily attributable to lower average rates paid on deposits, offset in part by a higher average balance on deposits.  The lower rates were due primarily to continued low market interest rates.  The higher average balances of deposits were due primarily to the Acquisition.

Provision for Loan Losses

The Company’s provision for loan losses was $166,000 and $151,000 for the nine months ended September 30, 2013 and 2012, respectively.  Net loan charge-offs were $36,000 and $47,000 for the nine months ended September 30, 2013 and 2012, respectively.

Noninterest Income and Expense

Noninterest income increased $62,000 or 1.1% for the nine months ended September 30, 2013 compared to the same period in 2012.  The increase in non-interest income is primarily due to higher securities gains and merchant and card fees, offset in part by a decrease in the gains on the loans held for sale.  The increase in merchant and card fees was due primarily to the Acquisition.  The decrease in the gain on the sale of loans was due primarily to a decrease in secondary market volume as refinancing activity has slowed.  Excluding net security gains, non-interest income decreased $38,000, or 0.7%.

Noninterest expense increased $812,000 or 5.3% for the nine months ended September 30, 2013 compared to the same period in 2012 primarily as a result of higher salaries and employee benefits and higher other real estate owned costs.  The higher salaries and benefits costs were due primarily to normal salary increases, the Acquisition and increased staffing.  Other real estate owned costs increased due to the impairment write downs of $670,000 compared to $304,000 for the nine months ended September 30, 2013 and 2012, respectively.

Income Taxes

The provision for income taxes expense for the nine months ended September 30, 2013 and 2012 was $3,524,000 and $3,605,000, representing an effective tax rate of 25% for both periods.

Balance Sheet Review

As of September 30, 2013, total assets were $1,213,233,000, a $4,459,000 decrease compared to December 31, 2012.  The decrease assets were primarily due to a decrease in cash and due from banks, interest bearing deposits in financial institutions and securities available-for-sale, offset in part by an increase in loans.

Investment Portfolio

The investment portfolio totaled $583,477,000 as of September 30, 2013, a decrease of $4,940,000 or 0.8% from the December 31, 2012 balance of $588,417,000.  The decrease in the investment portfolio was primarily due to decreases in U.S. government mortgage-backed securities and a lower unrealized gain on securities available-for-sale, offset in part by increases in corporate bonds, state and political subdivisions bonds and corporate bonds and U.S. government agencies.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment.  As of September 30, 2013, gross unrealized losses of $8,168,000, are considered to be temporary in nature due to the increasing interest rate environment of 2013 and other general economic factors.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time.  In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

Index
Loan Portfolio

The loan portfolio, net of the allowance for loan losses of $7,903,000, totaled $528,706,000 as of September 30, 2013, an increase of $18,581,000, or 3.6%, from the December 31, 2012 balance of $510,126,000.  The increase in the loan portfolio is primarily due to loan demand in the commercial real estate portfolio and to a lessor extent the 1-4 family real estate portfolio.

Deposits

Deposits totaled $977,006,000 as of September 30, 2013, a decrease of $27,727,000, or 2.8%, from the December 31, 2012 balance of $1,004,732,000.  The decrease in deposits occurred primarily in demand deposit and certificate of deposit accounts.  These decreases occurred primarily in the public funds and retail types of deposit accounts.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $31,974,000 as of September 30, 2013, an increase of $4,885,000, or 18.0%, from the December 31, 2012 balance of $27,089,000.  The increase is primarily due to increases in existing customer account balances from December 31, 2012.

FHLB Advances and Other Long-Term Borrowings

FHLB advances and other long-term borrowings totaled $57,558,000 and $34,611,000 as of September 30, 2013 and December 31, 2012, respectively.  During the nine months ended September 30, 2013, the increase in FHLB advances and other long-term borrowings are due to overnight borrowing from the FHLB of $23,000,000 and proceeds on FHLB fixed-term borrowings amounting to $2,000,000, offset in part by payments on FHLB advances amounting to $2,053,000.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on September 30, 2013 totaled $528,706,000 compared to $510,126,000 as of December 31, 2012.  Net loans comprise 43.6% of total assets as of September 30, 2013.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.52% at September 30, 2013, as compared to 1.27% at December 31, 2012 and 1.22% at September 30, 2012.  The Company’s level of problem loans as a percentage of total loans at September 30, 2013 of 0.52% is lower than the Company’s peer group (343 bank holding companies with assets of $1 billion to $3 billion) of 1.86% as of June 30, 2013.

Index
Impaired loans, net of specific reserves, totaled $2,420,000 as of September 30, 2013 and were lower than impaired loans of $5,912,000 as of December 31, 2012 and $4,918,000 as of September 30, 2012.  The decrease in impaired loans from December 31, 2012 is due primarily to payments received and credit improvements on impaired loans during the nine months ended September 30, 2013.

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

The Company had TDRs of $1,635,000 as of September 30, 2013, of which all were included in impaired loans and $1,445,000 were on nonaccrual status. The Company had TDRs of $5,105,000 as of December 31, 2012, all of which were included in impaired loans and $4,058,000 were on nonaccrual status.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognizes impairment through the allowance. The Company had no charge-offs related to TDRs for the three and nine months ended September 30, 2013 and 2012.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.  As of September 30, 2013, non-accrual loans totaled $2,722,000; loans past due 90 days and still accruing totaled $84,000.  This compares to non-accrual loans of $5,567,000 and no loans past due 90 days and still accruing as of December 31, 2012.  Other real estate owned totaled $8,994,000 as of September 30, 2013 and $9,911,000 as of December 31, 2012.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2013 and December 31, 2012 was 1.47% and 1.50%, respectively. The allowance for loan losses totaled $7,903,000 and $7,773,000 as of September 30, 2013 and December 31, 2012, respectively.  Net charge-offs of loans totaled $36,000 and 47,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Index
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

As of September 30, 2013, the level of liquidity and capital resources of the Company remain at a satisfactory level.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review of the Company’s Current Liquidity Sources
•	Review of Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of September 30, 2013 and December 31, 2012 totaled $59,914,000 and $79,444,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of September 30, 2013 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $116,854,000, with $37,558,000 of outstanding FHLB advances at September 30, 2013.  Federal funds borrowing capacity at correspondent banks was $108,233,000, with no outstanding federal fund balances as of September 30, 2013.  The Company had securities sold under agreements to repurchase totaling $31,974,000 and long-term repurchase agreements of $20,000,000 as of September 30, 2013.

Total investments as of September 30, 2013 were $583,477,000 compared to $588,417,000 as of December 31, 2012.  These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of September 30, 2013.

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

Index
Review of Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2013 totaled $17,993,000 compared to the $10,227,000 for the nine months ended September 30, 2012.  The increase of $7,766,000 in net cash provided by operating activities was primarily due to a decrease in other assets related to the repayment by the FDIC of the Bank’s unused prepaid insurance assessment and a decrease in a receivable due to investment securities sales transactions recorded at trade date, September 30, 2012, for which final settlement was received in October, 2012.

Net cash used in investing activities for the nine months ended September 30, 2013 was $23,029,000 and compares to $27,145,000 for the nine months ended September 30, 2012. The decrease of $4,117,000 in net cash used in investing activities was primarily due to changes in securities available-for-sale, and interest bearing deposits in financial institutions, offset in part by the cash acquired, net of cash paid, for acquired bank offices and changes in net loan activity.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2013 totaled $(4,111,000) compared to $17,631,000 for the nine months ended September 30, 2012.  The change of $21,743,000 in net cash (used in) financing activities was primarily due to changes in deposits, offset in part by changes in FHLB borrowings and securities sold under agreements to repurchase.  As of June 30, 2013, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the nine months ended September 30, 2013, dividends paid by the Banks to the Company amounted to $5,400,000 compared to $6,796,000 for the same period in 2012.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  The quarterly dividend declared by the Company increased to $0.16 per share in 2013 from $0.15 per share in 2012.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $7,946,000 as of September 30, 2013 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of September 30, 2013 that are of concern to management.

Index
Capital Resources

The Company’s total stockholders’ equity as of September 30, 2013 totaled $141,354,000 and was lower than the $144,736,000 recorded as of December 31, 2012.  The decrease in stockholders’ equity was primarily created by 2013 market interest rates trending higher, which resulted in lower fair values in the securities available-for-sale portfolio as reflected in other comprehensive (loss), offset in part by net income as reflected in the change in retained earnings.  At September 30, 2013 and December 31, 2012, stockholders’ equity as a percentage of total assets was 11.65% and 11.89%, respectively.  The capital levels of the Company exceed applicable regulatory guidelines as of September 30, 2013.

In early July 2013, the Federal Reserve Board and the FDIC issued interim final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The interim final rule revises the regulatory capital elements, adds a new common equity Tier I capital ratio, and increases the minimum Tier I capital ratio requirement. The revisions also permit banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The final rule will become effective January 1, 2015, subject to a transition period. Management is in the process of assessing the effect the Basel III Rules may have on the Company's and the Bank's capital positions and will monitor developments in this area.

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

In November, 2012, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock.  As of September 30, 2013, there were 100,000 shares remaining to be purchased under the plan.

Index
The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2013.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2013 to July 31, 2013	-	$-	-	100,000

August 1, 2013 to August 31, 2013	-	$-	-	100,000

September 1, 2013 to September 30, 2013	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: November 8, 2013	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, Chief Executive Officer and President

	By:	/s/ John P. Nelson

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