Form 10-K
period 2013-12-31
AMES NATIONAL CORP
filed 2014-03-12
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013.	Commission File Number 0-32637.

AMES NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 5TH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2013, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $206,372,850.  Shares of common stock beneficially owned by each executive officer and director of the Company have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock on February 28, 2014, was 9,310,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on March 24, 2014, are incorporated by reference into Part III of this Form 10-K.

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

The Company was organized and incorporated on January 21, 1975 under the laws of the State of Iowa to serve as a holding company for its principal banking subsidiary, First National Bank, Ames, Iowa ("First National") located in Ames, Iowa.  In 1983, the Company acquired the stock of the State Bank & Trust Co. ("State Bank") located in Nevada, Iowa; in 1991, the Company, through a newly-chartered state bank known as Boone Bank & Trust Co. ("Boone Bank"), acquired certain assets and assumed certain liabilities of the former Boone State Bank & Trust Company located in Boone, Iowa; in 1995, the Company acquired the stock of the Reliance State Bank, (”Reliance Bank”) located in Story City, Iowa; and in 2002, the Company chartered and commenced operations of a new national banking organization, United Bank & Trust NA (“United Bank”), located in Marshalltown, Iowa.  First National, State Bank, Boone Bank, Reliance Bank and United Bank are each operated as a wholly owned subsidiary of the Company.  These five financial institutions are referred to in this Form 10-K collectively as the “Banks” and individually as a “Bank”.

The principal sources of Company revenue are: (i) interest and fees earned on loans made or held by the Company and Banks; (ii) interest on fixed income investments held by the Company and the Banks; (iii) fees on trust services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks; (v) gain on the sale of loans; (vi) securities gains; and (vii) merchant and card fees.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) professional fees; (vi) business development; and (vii) Federal Deposit Insurance Corporation (the “FDIC”) insurance assessments.  The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Banks’ lending activities consist primarily of short-term and medium-term commercial and agricultural real estate loans, residential real estate loans, agricultural and business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans and origination of mortgage loans for sale into the secondary market.  The Banks also offer a variety of demand, savings and time deposits, cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks and automated teller machine access.  Four of the five Banks also offer trust services.

The Company provides various services to the Banks which include, but are not limited to, management assistance, internal auditing services, human resources services and administration, compliance management, marketing assistance and coordination, loan review and support with respect to computer systems and related procedures.

Banking Subsidiaries

First National Bank, Ames, Iowa.  First National is a nationally-chartered, commercial bank insured by the FDIC.  It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company.  First National provides full-service banking to businesses and residents within the Ames community through its three Ames offices and the Greater Des Moines area through its Ankeny office. It provides a variety of products and services designed to meet the needs of the markets it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships. First National conducts business out of three full-service offices, all located in the city of Ames, and a full-service office in Ankeny, Iowa.

As of December 31, 2013, First National had capital of $63,571,000 and 96 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2013, 2012 and 2011 of approximately $7,200,000, $7,193,000 and $7,517,000, respectively. Total assets as of December 31, 2013, 2012 and 2011 were approximately $629,414,000, $616,287,000 and $560,753,000, respectively.

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

As of December 31, 2013, State Bank had capital of $16,738,000 and 23 full-time equivalent employees. State Bank had net income for the years ended December 31, 2013, 2012 and 2011 of approximately $2,122,000, $2,208,000 and $2,059,000, respectively. Total assets as of December 31, 2013, 2012 and 2011 were approximately $154,405,000, $151,859,000 and $148,839,000, respectively.

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

As of December 31, 2013, Boone Bank had capital of $12,495,000 and 25 full-time equivalent employees.  Boone Bank had net income for the years ended December 31, 2013, 2012 and 2011 of approximately $1,533,000, $1,764,000 and $1,828,000, respectively. Total assets as of December 31, 2013, 2012 and 2011 were approximately $128,551,000, $123,829,000 and $118,345,000, respectively.

Reliance State Bank, Story City, Iowa.  Reliance Bank is an Iowa, state-chartered, FDIC insured commercial bank.  Reliance Bank was organized in 1928.  Reliance Bank was acquired by the Company in 1995 through a stock transaction whereby the then shareholders of Reliance Bank exchanged all their Reliance Bank stock for stock in the Company.  On April 27, 2012 Reliance Bank completed the purchase of two bank offices of Liberty Bank, F.S.B. located in Garner and Klemme, Iowa (the “Acquisition”).   These offices were purchased for cash consideration of $5.4 million.  The contractual balance of loans receivable acquired was $47.0 million and the contractual balance of the deposits assumed was $98.1 million.  As a result of the Acquisition, the Bank recorded a core deposit intangible asset of $1.5 million and goodwill of $5.6 million.  Reliance Bank provides full banking services to businesses and residents within the Story City, Garner and Klemme communities and surrounding areas.  While its primary emphasis is in agricultural lending, Reliance Bank also provides the traditional lending services typically offered by community banks.  It conducts business from its main office located in Story City and two full service offices located in Garner and Klemme.

As of December 31, 2013, Reliance Bank had capital of $24,204,000 and 31 full-time equivalent employees.  Reliance Bank had net income for the years ended December 31, 2013, 2012 and 2011 of approximately $2,172,000, $1,833,000 and $1,234,000, respectively. Total assets as of December 31, 2013, 2012 and 2011 were approximately $221,597,000, $221,799,000 and $91,279,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally-chartered, commercial bank insured by the FDIC. It was newly chartered in June of 2002 and offers a broad range of deposit and loan products, as well as trust services to customers located in the Marshalltown and surrounding Marshall County area.  It conducts business from its main office and a full service office, both located in Marshalltown.

As of December 31, 2013, United Bank had capital of $13,160,000 and 23 full-time equivalent employees. United Bank had net income for the years ended December 31, 2013, 2012 and 2011 of approximately $1,103,000, $1,269,000 and $1,228,000, respectively.  Total assets as of December 31, 2013, 2012 and 2011 were approximately $111,420,000, $107,627,000 and $107,555,000, respectively.

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

Commercial Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations and other business entities such as municipalities where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and often times involve personal guarantees given by the owners of the business.  Approximately 51% of the loan portfolio consists of loans made for commercial purposes.
The types of loans the Banks offer include:

•	financing guaranteed under Small Business Administration programs
•	operating and working capital loans
•	loans to finance equipment and other capital purchases
•	commercial real estate loans
•	business lines of credit
•	term loans
•	loans to professionals
•	letters of credit

Agricultural Loans.  The Banks, by nature of their location in central and north-central Iowa, are directly and indirectly involved in agriculture and agri-business lending.  This includes short-term seasonal lending associated with cyclical crop and livestock production, intermediate term lending for machinery, equipment and breeding stock acquisition and long-term real estate lending. These loans are typically secured by the crops, livestock, equipment or real estate being financed.  The basic tenet of the Banks' agricultural lending philosophy is a blending of strong, positive cash flow supported by an adequate collateral position, along with a demonstrated capacity to withstand short-term negative impact if necessary.  Applicable governmental subsidies and affiliated programs are utilized if warranted to accomplish these parameters.  Approximately 24% of the loan portfolio consists of loans made for agricultural purposes.

Consumer Loans. Consumer loans are typically available to finance home improvements and consumer purchases, such as automobiles, household furnishings and boats.  These loans are made on both a secured and an unsecured basis.  The following types of consumer loans are available:

•	automobiles and trucks
•	boats and recreational vehicles
•	personal loans and lines of credit
•	home equity lines of credit
•	home improvement and rehabilitation loans
•	consumer real estate loans

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

Lending Credit Management

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

Consumer Loans – Consumer loans are normally made to consumers under the following guidelines.  Automobiles - loans on new and used automobiles generally will not exceed 90% and 75% of the value, respectively.  Recreational vehicles and boats will not exceed 90% and 66% of the value, respectively.  Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Banks’ collateral position.  Unsecured - The term for unsecured loans generally does not exceed 12 months. Consumer and other loans represent approximately 2% of the loan portfolio.

Investments available-for-sale

The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and to fulfill the Company’s asset/liability management policies.  The Company’s investment portfolios are managed in accordance with a written investment policy adopted by the Board of Directors.   It is the Company’s general policy to purchase investment securities which are U.S. Government securities, U.S. government agency, state and local government obligations, corporate debt securities and overnight federal funds.

Employees

At December 31, 2013, the Banks had a total of 198 full-time equivalent employees and the Company had an additional 12 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory.  Unions represent none of the employees.

Market Area

The Company operates five commercial banks with locations in Boone, Hancock, Marshall, Polk and Story Counties in central and north central Iowa.

First National is located in Ames, Iowa with a population of 60,634.  The major employers are Iowa State University, Ames Laboratories, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Sauer-Danfoss and McFarland Clinic.  The Bank also maintains an office in Ankeny, Iowa with a population of 49,980.  The major employers in the Ankeny area are John Deere, Ankeny Community School, Perishable Distributors of Iowa, ACH Food Companies, Inc., PurFoods and Karl Chevrolet.  First National’s primary business includes providing retail banking services and business and consumer lending. First National has a minimum exposure to agricultural lending.

Boone Bank is located in Boone, Iowa with a population of 12,546.  Boone is the county seat of Boone County.  The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and Communication Data Services. The Bank offers a full line of loan, deposit, and trust services. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 6,754. Nevada is the county seat of Story County.  The major employers are Print Graphics, General Financial Supply, Mid-American Manufacturing, Mid-States Millwright & Builders, Inc., Burke Corporation and Almaco.  State Bank provides various types of loans with a major agricultural presence.  It provides a wide variety of banking services including trust, deposit, ATM and debit card, and merchant card processing.

Reliance Bank is located in Story City, Iowa with a population of 3,426.  The major employers in the Story City area are Bethany Manor, American Packaging, M.H. Eby, Inc. and Record Printing.  The Bank also maintains offices in Garner, Iowa with a population of 3,091 and Klemme, Iowa with a population of 496.  Garner is the county seat of Hancock County.  The major employers in the Garner/Klemme area are Iowa Mold & Tooling and Stellar Industries.  All locations are in major agricultural areas and the Bank has a strong presence in this type of lending.  As a full service commercial bank, it provides a full line of products and services.

United Bank is located in Marshalltown, Iowa with a population of 27,683. The major employers are Iowa Veterans Home, Marshalltown School District, JBS Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and Marshalltown Medical & Surgical Center.  Marshalltown is the county seat of Marshall County.  The Bank offers a full line of loan, deposit, and trust services. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans, automobile financing and real estate loans.

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

As of December 31, 2013, there were 38 FDIC insured institutions having approximately 85 locations within Boone, Hancock, Marshall, Polk and Story County, Iowa where the Banks' offices are primarily located.  First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County.

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

Supervision and Regulation

The following discussion refers to certain statutes and regulations affecting the banking industry in general. These references provide brief summaries and therefore do not purport to be complete and are qualified in their entirety by reference to those statutes and regulations. In addition, due to the numerous statutes and regulations that apply to and regulate the banking industry, many are not referenced below.

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

Pursuant to the Dodd-Frank Act, the Banks are subject to regulations promulgated by the consumer protection bureau housed within the Federal Reserve, known as the Bureau of Consumer Financial Protection (the “Bureau” or “BCFP”).  The Bureau promulgates rules and orders with respect to consumer financial products and services and has substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Banks. The Bureau will not, however, examine or supervise the Banks for compliance with such regulations; rather, enforcement authority will remain with the Banks’ primary federal regulator although the Banks may be required to submit reports or other materials to the Bureau upon its request.

Prohibition on Unfair, Deceptive and Abusive Acts and Practices.   July 21, 2011 was the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to a new governmental entity, the Bureau, which is charged with the mission of protecting consumer interests.  The Bureau is responsible for administering and carrying out the purposes and objectives of the federal consumer financial laws and to prevent evasions thereof, with respect to all financial institutions that offer financial products and services to consumers.  The Bureau is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  With its broad rulemaking and enforcement powers, the Bureau has the potential to reshape the consumer financial laws through rulemaking, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Banks.

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

Incentive Compensation Regulation.   The regulators issued on June 21, 2010 final guidance to ensure that incentive compensation arrangements at financial institutions take into account risk and are consistent with safe and sound banking practices.  The guidance was designed to ensure that incentive compensation arrangements appropriately tie rewards to longer-term performance and do not undermine the safety and soundness of the entity or create undue risks to the financial system.  As a result of this guidance, the Company and the Banks have incorporated the risks related to incentive compensation into their broader risk-management framework.

The Company and the Banks are subject to extensive federal and state regulation and supervision. Regulation and supervision of financial institutions is primarily intended to protect depositors and the FDIC rather than shareholders of the Company. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years.  There is reason to expect that similar changes will continue in the future. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of the Company. The Company is unable to predict the nature or the extent of the effects on its business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

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

The FDIC issued a final rule on February 7, 2011, effective April 1, 2011, that redefines the deposit insurance assessment base as average consolidated total assets minus average tangible equity and adopted a new assessment rate schedule effective April 1, 2011.  The total base assessment rate will range from 2.5 to 45 basis points based upon an institution’s risk category.  Calculated assessment rates are based upon an institution’s assessment base.

The FDIC announced on November 12, 2009, that insured depository institutions were required to prepay three years of deposit insurance premiums on December 30, 2009.  Under the rule, the prepaid amount was based on an estimate of the institution’s assessment rate in effect on September 30, 2009, its third quarter 2009 assessment base, and an estimated rate of increase in that assessment base.  In June, 2013, the unused portion of the prepaid amount was refunded to the Banks by the FDIC.

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with applicable risk-based capital level requirements as of December 31, 2013.

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

The Agencies have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk based guidelines.  The principal objective of the leverage ratio is to limit the maximum degree to which a bank may leverage its equity capital base.  The minimum required leverage ratio for top rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.  Any institution operating at or near the 3% level is expected to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies.  Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.  The Banks Tier 1 ratios are considered  well capitalized.

Basel III.  In July 2013 federal regulators approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Banks, as compared to the current U.S. general risk-based capital rules. The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules are effective for the Company and the Banks on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

Among other matters, the Basel III Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations.  Under the Basel III Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

The Basel III Capital Rules also introduce a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.  Thus, when fully phased-in on January 1, 2019, the Banks will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1.  These include, for example, the requirement that deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, mark-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.  Pursuant to the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, “non-advanced approaches banking organizations”, including the Company and the Banks, may make a one-time permanent election to continue to exclude these items.  This election must be made concurrently with the first filing of certain of the Company’s and the Banks’ periodic regulatory reports in the beginning of 2015.  The Company and the Banks expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio.  The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in Tier 1 capital, subject to grandfathering in the case of companies, that had less than $15 billion in total consolidated assets as of December 31, 2009.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

Should the Company or any of the Banks not meet the requirements of the Basel III Capital Rules, the Company and the Banks would be subject to adverse regulatory action, which action could result in material adverse consequences for the Company and the Banks.  We believe that the Company and the Banks will be able to meet targeted capital ratios upon implementation of the revised requirements, as finalized.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements under prompt corrective action. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized."  Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized.  As of December 31, 2013 each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

First National Bank and United Bank, as national banks, generally may pay dividends, without obtaining the express approval of the OCC, in an amount up to its retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year.  Retained net profits as defined by the OCC, consists of net income less dividends declared during the period.  Boone Bank, Reliance Bank and State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits.  Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

Reserves Against Deposits

The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits.  Generally, reserves of 3% must be maintained against total transaction accounts of $79,500,000 or less (subject to an exemption not in excess of the first $12,400,000 of transaction accounts).  A reserve of $2,013,000 plus 10% of amounts in excess of $79,500,000 must be maintained in the event total transaction accounts exceed $79,500,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements.  Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

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

The Company will provide a paper copy of these reports free of charge upon written or telephonic request directed to John P. Nelson, CFO, 405 5th Street, Ames, Iowa 50010 or (515) 232-6251 or by email request at info@amesnational.com.  The information found on the Company’s website is not part of this or any other report the Company files with the SEC.

Executive Officers of Company and Banks

The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Unless otherwise indicated, each executive officer has served in his current position for the past five years.

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	51	President and Director of First National.

Kevin G. Deardorff	59	Vice President & Technology Director of the Company.

Curtis A. Hoff	51	Named President and Director of United Bank on January 1, 2012. Previously served as an Executive Vice President of United Bank and Senior Vice President of State Bank.

Stephen C. McGill	59	President and Director of State Bank.

John P. Nelson	47	Chief Financial Officer, Vice President, Secretary, Treasurer and Director the of Company. Director and Chairman of Reliance Bank.

Thomas H. Pohlman	63	Chief Executive Officer, President and Director of the Company. Director and Chairman of First National, State Bank, Boone Bank and United Bank.

Jeffrey K. Putzier	52	President and Director of Boone Bank.

Richard J. Schreier	46	President and Director of Reliance Bank.

ITEM 1A.	RISK FACTORS

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

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment not only in the markets where we operate but also in the state of Iowa generally and in the United States as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Overall, although showing signs of improvement, the business environment in recent years was unfavorable for many households and businesses in the United States. While economic conditions in our market, the state of Iowa, and the United States have generally improved since the recession, there can be no assurance that this improvement will continue or occur at a meaningful rate. Such conditions could materially and adversely affect us.

Risks Associated with Investments

As of December 31, 2013, the fair value of our securities portfolio was approximately $580.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, an unfavorable change in the liquidity of an investment, rating agency downgrades of the securities, reinvestment risk, liquidity risk, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other than temporary impairment (OTTI) in future periods and result in realized losses.  The success of any investment activity is affected by general economic conditions. Unexpected volatility or illiquidity in the markets in which the Company holds securities could reduce its liquidity and stockholders' equity. To mitigate these risks, the Company’s subsidiaries have access to lines of credit that to provide additional liquidity, if needed.

The company analyzes investment securities quarterly to determine whether, in the opinion of management, any of the securities have OTTI. To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to have OTTI and is credit loss related, we will recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios will be adversely impacted. Generally, a fixed income security is determined to have OTTI when it appears unlikely that the Company will receive all of the principal and interest due in accordance with the original terms of the investment. In addition to credit losses, losses are recognized for a security having an unrealized loss if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before collection of the principal amount.

Risks Associated with Loans

A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company’s loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations.  During 2013, the Company’s allowance for loan losses increased by $799,000 over 2012 figures due to an increase in general reserves levels associated with growth of the loan portfolio.  During 2013, the Company’s level of impaired loans and their related specific allowance for loan losses decreased $3,893,000 and $225,000, respectively over 2012 figures.  There is no assurance that the level of impaired loans and associated reserves will continue to decline and these amounts may increase during 2014, if economic conditions which impact the Company’s borrowers would deteriorate or worsen.

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

Other Real Estate Owned

“Other real estate owned” consists of real estate collateral that the Company has received in foreclosure, or accepted in lieu of foreclosure, of impaired loans.  The carrying value of the Company’s holdings of other real estate owned decreased to $8,861,000 as of December 31, 2013 from $9,911,000 as of December 31, 2012, primarily due to impairment write downs and sales of other real estate owned.  Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell.  These independent appraisals or evaluations are performed periodically by management with respect to current and any future other real estate owned, and any subsequent write-downs will be recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.  Due to potential changes in economic conditions, it is reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements and reduce Company’s earnings.

Rising Interest Rates

An increase in interest rates that may occur in connection with the recovery of the economy could negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income.  The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily its deposits and other borrowings).  Therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income, as the interest bearing liabilities reprice more quickly than earning assets, placing downward pressure on the net interest margin. A reduction in the net interest margin could negatively affect the Company’s results of operations, including its earnings.  In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates.  Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

Liquidity Risk

Maintaining adequate liquidity is essential to the banking business. An inability to raise funds through deposits, borrowing, sale of securities or other sources could have a substantial negative impact on the Company’s liquidity. Access to funding sources in amounts necessary to finance the Company’s activities or with terms that are acceptable to the Company could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of the Company’s business activity as a result of a downturn in the markets or adverse regulatory action against the Company. The Company’s ability to borrow could be impaired by factors such as a disruption in the financial markets or negative views and expectations of the prospects for the financial services industry in light of the challenges facing the industry.

The Company  maintains liquidity primarily through customer deposits and other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) overnight borrowings and purchased federal funds. If economic influences change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, the Company might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in the Company realizing losses.

Concentration of Operations

The Company’s operations are concentrated primarily in central and north central Iowa. As a result of this geographic concentration, the Company’s results may correlate to the economic conditions in this area.  Any deterioration in economic conditions in central or north central Iowa, particularly in the industries on which the area depends (including agriculture which, in turn, is dependent upon weather conditions and government support programs), may adversely affect the quality of the Company’s loan portfolio and the demand for the Company’s products and services, and accordingly, its financial condition and results of operations.

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

Technological Advances

The financial services industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in the Company’s operations. Many of our competitors have substantially greater resources than the Company to invest in technological improvements and there is a risk the Company could become less competitive if it is unable to take advantage of these improvements.

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

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and, among many other things, establishes the new federal BCFP and requires the BCFP and other federal agencies to implement many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company’s and the Banks’ business. Compliance with the law and regulations has resulted in additional costs, and could adversely impact the Company’s results of operations, financial condition or liquidity.

The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects. The cost of compliance with future regulatory requirements may adversely affect the Company’s net income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's office is housed in the main office of First National located at 405 5th Street, Ames, Iowa and occupies approximately 3,400 square feet. A lease agreement between the Company and First National provides the Company will make available for use by First National an equal amount of interior space at the Company’s building located at 2330 Lincoln Way, Ames, Iowa in lieu of rental payments. The main office owned by First National, consists of approximately 45,000 square feet and includes a drive-through banking facility. In addition to its main office, First National conducts its business through two full-service offices, the University office and the North Grand office. A full-service office in Ankeny, Iowa occupies approximately 14,000 square feet. Approximately 2,200 square feet of the Ankeny office is leased to two tenants for business purposes.  The University office is located in a 16,000 square foot multi-tenant property owned by the Company. A 24-year lease agreement with the Company has been modified in 2002 to provide that an equal amount of interior space will be made available to the Company at First National’s main office at 405 5th Street in lieu of rental payments. First National rents the drive-up facilities of approximately 1,850 square feet at this location for $1,200 per month.  All of the properties owned by the Company and First National are free of any mortgages.

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

Reliance Bank conducts its business from its main office located at 606 Broad Street, Story City, Iowa.  Approximately 12,400 square feet of the Story City office is leased to fourteen tenants.  Reliance also has full services offices located in Garner and Klemme, Iowa.  All properties are owned by Reliance Bank free of any mortgage.

United Bank conducts its business from its main office located at 2101 South Center Street, Marshalltown, Iowa and from a full-service office also located in Marshalltown, Iowa.  All properties are owned by United Bank free of any mortgage.

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

On February 28, 2014, the Company had approximately 416 shareholders of record and an estimated 1,091 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts.  The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”.  Trading in the Company’s common stock is, however, relatively limited.  The closing price of the Company’s common stock was $22.28 on February 28, 2014.

Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

	2013			2012
	Market Price			Market Price
Quarter	High	Low	Quarter	High	Low
1st	$22.91	$19.92	1st	$24.00	$18.30
2nd	$23.15	$18.50	2nd	$24.00	$19.51
3rd	$23.94	$19.87	3rd	$23.72	$20.06
4th	$23.05	$21.09	4th	$21.99	$18.39

The Company declared aggregate annual cash dividends in 2013 and 2012 of approximately $5,959,000 and $5,587,000, respectively, or $0.64 per share in 2013 and $0.60 per share in 2012.  In February 2014, the Company declared a cash dividend of approximately $1,676,000 or $0.18 per share.

Quarterly dividends declared during the last two years were as follows:

	2013	2012
Quarter	Cash dividends	Cash dividends
	declared per share	declared per share
1st	$0.16	$0.15
2nd	$0.16	$0.15
3rd	$0.16	$0.15
4th	$0.16	$0.15

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

The following performance graph provides information regarding cumulative, five-year total return on an indexed basis of the Company's common stock as compared with the NASDAQ Composite Index, the SNL Midwest OTC_BB and Pink Banks (“Midwest OTC Bank Index”) and the SNL Bank NASDAQ Index (“NASDAQ Bank Index”) prepared by SNL Financial L.C. of Charlottesville, Virginia (www.snl.com). The Midwest OTC Bank Index reflects the performance of 130 bank holding companies operating principally in the Midwest as selected by SNL Financial. The NASDAQ Bank Index is comprised of 277 bank and bank holding companies listed on the NASDAQ market and operating throughout the United States. The indexes assume the investment of $100 on December 31, 2008, in the Company’s common stock, the NASDAQ Composite Index, Midwest OTC Bank Index and the NASDAQ Bank Index with all dividends reinvested. The Company’s stock price performance shown in the following graph is not indicative of future stock price performance.

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Ames National Corporation	100.00	81.52	85.58	79.16	91.35	96.14
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank NASDAQ	100.00	81.12	95.71	84.92	101.22	145.48
SNL Midwest OTC-BB and Pink Banks	100.00	85.32	90.56	89.72	103.60	125.85

In November, 2013, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in November, 2012) that expired in November, 2013.  The Company did not purchase any shares in 2013 under either of the Stock Repurchase Plans that were in effect during 2013.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2013.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2013 to October 31, 2013 (1)	-	$-	-	100,000

November 1, 2013 to November 30, 2013 (1) and (2)	-	$-	-	100,000

December 1, 2013 to December 31, 2013 (2)	-	$-	-	100,000

Total	-		-

(1)
The Stock Repurchase Plan adopted in November, 2012 expired on November 14, 2013 and no shares remain available for     purchase under this plan as a result of the expiration.  No purchases were made under this plan during October or November, 2013.

(2)
A successor Stock Repurchase Plan was approved and became effective on November 13, 2013 and authorized the purchase of 100,000 shares.  This plan is scheduled to expire on November 13, 2014.  No purchases were made under this plan during November or December, 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2009 through 2013 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Selected Financial Data

	Years Ended December 31,

(dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009

STATEMENT OF INCOME DATA
Interest income	$38,434	$38,072	$37,616	$37,294	$38,891
Interest expense	5,075	5,752	6,730	7,775	10,226

Net interest income	33,359	32,320	30,886	29,519	28,665
Provision for loan losses	786	22	533	664	1,558

Net interest income after provision for loan losses	32,573	32,298	30,353	28,855	27,107
Noninterest income	7,718	7,435	6,970	6,836	6,774
Noninterest expense	21,679	20,803	18,852	18,221	22,582

Income before provision for income tax	18,612	18,930	18,471	17,470	11,299
Provision for income tax	4,658	4,748	4,550	4,504	2,293

Net income	$13,954	$14,182	$13,921	$12,966	$9,006

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$5,959	$5,587	$4,876	$4,150	$3,773
Cash dividends declared per share	$0.64	$0.60	$0.52	$0.44	$0.40
Basic and diluted earnings per share	$1.50	$1.52	$1.48	$1.37	$0.95
Weighted average shares outstanding	9,310,913	9,310,913	9,399,076	9,432,915	9,432,915

BALANCE SHEET DATA
Total assets	$1,233,084	$1,217,692	$1,035,564	$962,975	$915,570
Net loans	564,502	510,126	438,651	418,094	415,434
Deposits	1,011,803	1,004,732	818,705	743,862	722,164
Stockholders' equity	142,106	144,736	134,557	121,363	112,340
Equity to assets ratio	11.52%	11.89%	12.99%	12.60%	12.27%

	Years Ended December 31,
	2013	2012	2011	2010	2009

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$13,954	$14,182	$13,921	$12,966	$9,006
Average assets	1,225,617	1,142,667	1,009,231	928,610	880,057
Average stockholders' equity	142,997	140,716	128,679	118,889	108,412

Return on assets (net income divided by average assets)	1.14%	1.24%	1.38%	1.40%	1.02%
Return on equity (net income divided by average equity)	9.76%	10.08%	10.82%	10.91%	8.31%
Net interest margin (net interest income divided by average earning assets)	3.18%	3.35%	3.60%	3.74%	3.78%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	52.78%	52.33%	49.80%	50.12%	63.72%
Dividend payout ratio (dividends per share divided by net income per share)	42.67%	39.47%	35.14%	32.12%	42.11%
Dividend yield (dividends per share divided by closing year-end market price)	2.86%	2.74%	2.67%	2.03%	1.89%
Equity to assets ratio (average equity divided by average assets)	11.67%	12.31%	12.75%	12.80%	12.32%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The principal sources of Company revenues and cash flows are: (i) interest and fees earned on loans made or held by the Company and Banks; (ii) interest on fixed income investments held by the Company and the Banks; (iii) fees on trust services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks; (v) gain on the sale of loans held for sale; (vi) securities gains; and (vii) merchant and card fees.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (vi) professional fees; (vi) business development; and (vii) FDIC insurance assessments.   The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company reported net income of $13,954,000 for the year ended December 31, 2013 compared to $14,182,000 and $13,921,000 reported for the years ended December 31, 2012 and 2011, respectively. This represents a decrease in net income of 1.6% when comparing 2013 with 2012. The decrease in net income in 2013 from 2012 was primarily the result of higher provision for loan losses, higher salaries and benefits and lower gain on the sale of loans held for sale, offset in part by an increase in net interest income.  The Acquisition, described in Item 1 of this Report, contributed to increases in net interest income, noninterest income and noninterest expense.  The increase in net income in 2012 from 2011 was primarily the result of improved net interest income, lower provision for loan losses and a higher gain on sale of loans held for sale, offset in part by higher salaries and benefits and other noninterest expense.  The Acquisition, described in Item 1 of this Report, contributed to increases in net interest income, noninterest income and noninterest expense.  Earnings per share for 2013 were $1.50 compared to $1.52 in 2012 and $1.48 in 2011.  All five Banks demonstrated profitable operations during 2013.

The Company’s return on average equity for 2013 was 9.76% compared to 10.08% and 10.82% in 2012 and 2011, respectively, and the return on average assets for 2013 was 1.14% compared to 1.24% in 2012 and 1.38% in 2011.  The decrease in return on average equity and assets when comparing 2013 to 2012 was primarily a result of increased average assets.  The decrease in return on average equity and assets when comparing 2012 to 2011 was primarily a result of increased average assets and equity.

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

•	If interest rates increase significantly over a relatively short period of time due to improving national employment or higher inflationary numbers, the interest rate environment may present a challenge to the Company. Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income, thus placing downward pressure on net interest income. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense may increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

•	If market interest rates in the three to five year term remain at low levels as compared to the short term interest rates, the interest rate environment may present a challenge to the Company. The Company’s earning assets (typically priced at market interest rates in the three to five year range) will reprice at lower interest rates, but the deposits will not reprice at significantly lower interest rates, therefore the net interest income may decrease. Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

•	Other real estate owned amounted to $8.9 million and $9.9 million as of December 31, 2013 and 2012, respectively. Other real estate owned costs amounted to $651,000, $483,000 and $434,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell. It is at least reasonably possible that change in fair values will occur in the near term and that such changes, which would be charged against earnings, could have a negative impact on the Company’s net income.

•	The full compliance burden and impact on the Company’s operations and profitability with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports are required under the Dodd-Frank Act and not all of them have been finalized. Although certain provisions of the Dodd-Frank Act have been implemented, federal rules and policies in this area will be further developing for months and years to come. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that the Banks, as well as the Company, will be subject to significantly increased regulation and compliance obligations that will expose the Company to higher costs as well as noncompliance risk and consequences.

•	The Consumer Financial Protection Bureau, established under the Dodd-Frank Act, has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof” with respect to all financial institutions that offer financial products and services to consumers. The Bureau is also authorized to prescribe rules, applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The term “abusive” is new and untested, and because Bureau officials have indicated that compliance will be achieved through enforcement rather than the issuance of regulations, the Company cannot predict to what extent the Bureau’s future actions will have on the banking industry or the Company. The full reach and impact of the Bureau’s broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown. Notwithstanding the foregoing, insured depository institutions with assets of $10 billion or less (such as the Banks) will continue to be supervised and examined by their primary federal regulators, rather than the Bureau, with respect to compliance with federal consumer protection laws. To date, the Bureau has finalized a number of regulations affecting non-bank entities that offer consumer financial products and services, including those related to “larger participants” (over which the Bureau will have supervisory authority). In addition, with respect to all entities subject to Bureau enforcement activity, the Bureau has issued final rules with respect to the confidential treatment of privileged information and rules of practice for adjudicatory proceedings.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 6,812 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Year Ended December 31,
	2013		2012		2011
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.14%	1.07%	1.24%	1.00%	1.38%	0.88%

Return on equity	9.76%	9.56%	10.08%	8.92%	10.82%	7.86%

Net interest margin	3.18%	3.26%	3.35%	3.42%	3.60%	3.60%

Efficiency ratio	52.78%	60.54%	52.33%	61.60%	49.80%	61.37%

Capital ratio	11.67%	9.41%	12.31%	9.15%	12.75%	9.09%

Key performance indicators include:

•	Return on Assets

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

This ratio is calculated by dividing net interest income by average earning assets.  Earning assets consist primarily of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings.  The Company’s net interest margin is slightly lower than the industry, due primarily to a higher level of securities to total asset at the Company as compared to the industry.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2013:

Lower Provision Expenses Exceed Decline in Revenues

Lower expenses for loan-loss provisions and a reduction in litigation reserves contributed to a $5.8 billion (16.9%) year-over-year increase in quarterly net income at the nation’s 6,812 insured commercial banks and savings institutions. Earnings improved despite a second consecutive year-over-year decline in quarterly revenues, caused in large part by reduced mortgage lending activity. A majority of institutions—53.1%—reported higher quarterly earnings than in fourth quarter 2012, while the percentage of institutions reporting quarterly losses fell to 12.2%, compared with 15% in the same quarter in 2012. The average return on assets (ROA) rose to 1.1%, from 0.96% a year ago.

Income From Mortgage Lending Remains Below Year-Ago Level

Net operating revenue—the sum of net interest income and total noninterest income—was $2.8 billion (1.7%) lower than a year ago. Net interest income posted the first year-over-year increase in five quarters, rising by $1.4 billion (1.3%), but noninterest income was $4.2 billion (6.6%) less than banks reported in fourth quarter 2012. The decline in noninterest income reflected lower income from sale, securitization and servicing of 1-to-4 family residential mortgage loans (down $2.8 billion, or 34.4% compared with a year ago), and reduced income from trading (down $1.4 billion, or 32.2%). In addition to the decline in net operating revenue, realized securities gains were $1 billion (66.6%) lower than a year ago. The year-over-year drop in revenue was offset by an $8.1 billion (53.7%) reduction in loan-loss provisions, and a $5.8 billion (5.3%) decline in noninterest expenses. Much of the reduction in noninterest expenses was attributable to a $3.1 billion decline in litigation expenses at one large institution, but the industry’s expenses for salaries and employee benefits were also $756 million (1.6%) lower, and premises and fixed asset expenses fell by $118 million (1%).

Full-Year Earnings Post Fourth Consecutive Increase

For full year 2013, industry net income totaled $154.7 billion, an increase of $13.6 billion (9.6%) over 2012. This is the fourth year in a row that full-year earnings have risen. More than half of all institutions—54.2%—reported higher annual net income in 2013, while only 7.8% reported net losses for the full year. This is the lowest annual proportion of unprofitable institutions for the industry since 2005. Full-year loan-loss provisions of $32.1 billion were $25.7 billion (44.4%) less than banks set aside in 2012. This is the fourth year in a row that loan-loss provisions have been lower, and the total for 2013 was the smallest annual total since 2006. Net interest income declined for a third consecutive year, falling by $3.7 billion (0.9%), as interest income fell more rapidly than interest expense. Noninterest income was $3.2 billion (1.3%) above the level of 2012, as trading revenue increased by $4.3 billion (23.7%), and servicing fee income rose by $3.9 billion (27.5%). Realized gains on securities were $5.2 billion (53.7%) lower than a year ago. Total noninterest expense was $4.5 billion (1.1%) less. The average ROA for 2013 was 1.07%, the highest annual average for the industry since 2006.

Loan Losses Fall to Seven-Year Low

Asset quality indicators continued to show improvement in the fourth quarter. Net charge-offs of loans and leases totaled $11.7 billion, a $6.8 billion (36.7%) decline from fourth quarter 2012. This is the 14th consecutive quarter that net charge-offs have posted a year-over-year decline, and is the lowest fourth-quarter total since 2006. Charge-offs were lower in all major loan categories, with the largest decline occurring in residential mortgages, where charge-offs were $2.1 billion (57.7%) lower than a year ago.

Noncurrent Balances Are Down 50% From Their Cyclical Peak

The amount of loans and leases that were noncurrent (90 days or more past due or in nonaccrual status) declined for a 15th consecutive quarter, falling by $14 billion (6.3%). Noncurrent balances declined in all major loan groups, led by residential mortgages, where noncurrent loans fell by $7.5 billion (5.3%). At the end of 2013, noncurrent loan balances totaled $207.1 billion, which is $202.9 billion (49.5%) below the peak level reached at the end of first quarter 2010. At year-end 2013, 2.62% of all loan and lease balances were noncurrent, the lowest percentage since third quarter 2008.

 Coverage Improves Despite Reductions in Reserves

Insured institutions reduced their loan-loss reserves by $6.7 billion (4.7%) during the fourth quarter, as the $11.7 billion in net charge-offs taken out of reserves exceeded the $7 billion in provisions that banks added to reserves. This is the 15th consecutive quarter that the industry’s loss reserves have declined. At the end of the quarter, reserves represented 1.72% of total loans and leases, the lowest percentage since first quarter 2008. Despite the reduction in reserve balances, the industry’s “coverage ratio” of reserves to noncurrent loans and leases rose from 64.5% to 65.6% during the quarter because of the large decline in noncurrent loans. This is the 5th consecutive quarter that the coverage ratio has risen.

Banks Continue to Increase Capital Levels

Equity capital increased by $21.3 billion (1.3%) during the quarter. Retained earnings contributed $11.2 billion to equity, while capital infusions from parent holding companies added $11.9 billion. A decline in market values of available-for-sale securities reduced equity growth by $9 billion. Tier 1 leverage capital increased by $23 billion (1.7%). The industry’s core capital (leverage) ratio edged up from 9.4% to 9.41%, which is the highest level for this regulatory capital ratio in the 23 years that current capital standards have been in effect. At the end of 2013, almost 98% of all insured institutions, representing 99.8% of total industry assets, met or surpassed the highest regulatory capital standards as defined for Prompt Corrective Action purposes.

Two-Thirds of Banks Report Growth in Loan Portfolios

Total assets increased by $126.6 billion (0.9%), as loan portfolios grew for the 9th time in the past 11 quarters. Total loan and lease balances increased by $90.9 billion (1.2%), with commercial and industrial (C&I) loans rising by $27.3 billion (1.7%), real estate loans secured by nonfarm nonresidential properties up by $17.1 billion (1.6%), and credit card balances posting a seasonal $14.3 billion (2.1%) increase. Loans to small businesses and farms rose by $2.9 billion (0.4%), as small C&I loans increased by $3 billion (1%). Home equity loan balances declined for a 19th consecutive quarter, falling by $6.9 billion (1.3%). Balances of other loans secured by 1-to-4 family residential real estate properties fell by $13 billion (0.7%), as the amount of mortgage loans sold during the quarter surpassed the amount originated for sale by $29 billion. Nearly two out of every three banks (65.1%) reported growth in their loan portfolios during the quarter. Securities portfolios increased by $44.3 billion (1.5%), despite a $14.5 billion decline in the fair value of securities in available-for-sale accounts. Much of the growth consisted of increased holdings of U.S. Treasury securities, which rose by $33 billion (20.6%).

Deposit Growth Remains Strong

Increased balances in large-denomination accounts were responsible for much of the growth in deposits in the fourth quarter. Total deposits increased by $163.8 billion (1.5%), as balances in domestic offices rose by $191.3 billion and foreign office balances fell by $27.4 billion. Deposits in domestic accounts with balances greater than $250,000 rose by $166 billion (3.5%). Nondeposit liabilities fell by $55.1 billion (2.9%), largely because of a $42 billion (12.1%) decline in securities sold under repurchase agreements. Banks increased their advances from Federal Home Loan Banks by $33.1 billion (8.9%).

Quarterly Banking Profile Failures Fall to Lowest Level in More Than Five Years

The number of insured institutions reporting financial results declined from 6,891 to 6,812 during the fourth quarter. Mergers absorbed 73 institutions, while two insured institutions failed. This is the smallest number of quarterly failures since second quarter 2008. One new reporter was added during the quarter, the first de novo charter since fourth quarter 2010. The number of institutions on the FDIC’s “Problem List” declined from 515 to 467 during the quarter. Total assets of “problem” banks fell from $174.2 billion to $152.7 billion. The number of full-time equivalent employees declined by 11,584 (0.6%) during the quarter. For all of 2013, the net reduction in reporting institutions was 271. There were 232 mergers during the year, while 24 insured institutions failed. Two new reporters were added in 2013. For the full year, the number of employees declined by 41,490 (2%).

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

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” accompanying the Company’s audited financial statements.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified the allowance for loan losses, valuation of other real estate owned, the assessment of other-than-temporary impairment for investment securities and the assessment of goodwill  to be the Company’s most critical accounting policies.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses that is treated as an expense and charged against earnings.  Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans.  On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors.  Qualitative factors include various considerations regarding the general economic environment in the Company’s market area.  To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or lesser than future charge-offs.  Due to potential changes in conditions, it is at least reasonably possible that changes in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

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

Goodwill

Goodwill arose in connection with the acquisition of the Garner and Klemme, Iowa offices by Reliance State Bank on April 27, 2012.  Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   At December 31, 2013, Company management has completed the goodwill impairment analysis and determined goodwill was not impaired.  Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

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

ASSETS
	2013			2012			2011

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)
Interest-earning assets Loans (1)
Commercial	$80,254	$3,843	4.79%	$80,664	$3,985	4.94%	$75,954	$3,951	5.20%
Agricultural	69,117	3,667	5.31%	60,925	3,381	5.55%	44,866	2,491	5.55%
Real estate	363,983	17,191	4.72%	322,681	16,408	5.08%	289,586	16,041	5.54%
Consumer and other	14,273	733	5.14%	18,429	987	5.36%	20,962	1,117	5.33%

Total loans (including fees)	527,627	25,434	4.82%	482,699	24,761	5.13%	431,368	23,600	5.47%

Investment securities
Taxable	292,179	5,744	1.97%	282,972	6,059	2.14%	262,894	6,993	2.66%
Tax-exempt (2)	295,271	10,558	3.58%	254,117	10,408	4.10%	221,679	10,077	4.55%

Total investment securities	587,450	16,302	2.78%	537,089	16,467	3.07%	484,573	17,070	3.52%

Interest bearing deposits and federal funds sold	49,796	391	0.78%	54,181	484	0.89%	39,257	466	1.19%

Total interest-earning assets	1,164,873	$42,127	3.62%	1,073,969	$41,712	3.88%	955,198	$41,136	4.31%

Noninterest-earning assets
Cash and due from banks	20,718			21,926			18,065
Premises and equipment, net	12,108			11,866			11,421
Other, less allowance for loan losses	27,918			34,906			24,547

Total noninterest-earning assets	60,744			68,698			54,033

TOTAL ASSETS	$1,225,617			$1,142,667			$1,009,231

(1)	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2013			2012			2011

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)
Interest-bearing liabilities Deposits
Savings, NOW accounts and money markets	$591,044	$1,176	0.20%	$520,487	$1,153	0.22%
							$436,419	$1,278	0.29%
Time deposits > $100,000	96,247	1,080	1.12%	102,033	1,298	1.27%	103,175	1,620	1.57%
Time deposits < $100,000	149,934	1,606	1.07%	152,585	2,021	1.32%	140,894	2,415	1.71%

Total deposits	837,225	3,862	0.46%	775,105	4,472	0.58%	680,488	5,313	0.78%
Other borrowed funds	71,787	1,213	1.69%	72,077	1,280	1.78%	83,085	1,417	1.70%

Total interest-bearing liabilities	909,012	5,075	0.56%	847,182	5,752	0.68%	763,573	6,730	0.88%

Noninterest-bearing liabilities
Demand deposits	167,207			147,438			111,530
Other liabilities	6,401			7,331			5,449

Stockholders' equity	142,997			140,716			128,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,225,617			$1,142,667			$1,009,231

Net interest income		$37,052	3.18%		$35,960	3.35%		$34,406	3.60%

Spread Analysis
Interest income/average assets		$42,127	3.44%		$41,712	3.65%		$41,136	4.08%
Interest expense/average assets		5,075	0.41%		5,752	0.50%		6,730	0.67%
Net interest income/average assets		37,052	3.02%		35,960	3.15%		34,406	3.41%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate.  For example, real estate loan interest income increased $783,000 in 2013 compared to 2012.  Increased volume of real estate loans increased income in 2013 by $2,000,000 and lower interest rates decreased interest income in 2013 by $1,217,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

	2013 Compared to 2012			2012 Compared to 2011
(dollars in thousands)
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
Interest income Loans
Commercial	$(20)	$(122)	$(142)	$238	$(204)	$34
Agricultural	437	(151)	286	890	-	890
Real estate	2,000	(1,217)	783	1,755	(1,388)	367
Consumer and other	(215)	(39)	(254)	(136)	6	(130)

Total loans (including fees)	2,202	(1,529)	673	2,747	(1,586)	1,161

Investment securities
Taxable	188	(503)	(315)	506	(1,440)	(934)
Tax-exempt	1,566	(1,416)	150	1,388	(1,057)	331

Total investment securities	1,754	(1,919)	(165)	1,894	(2,497)	(603)

Interest bearing deposits and federal funds sold	(37)	(56)	(93)	152	(134)	18

Total interest-earning assets	3,919	(3,504)	415	4,793	(4,217)	576

Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	138	(115)	23	215	(340)	(125)
Time deposits > $100,000	(71)	(147)	(218)	(18)	(304)	(322)
Time deposits < $100,000	(35)	(380)	(415)	188	(582)	(394)

Total deposits	32	(642)	(610)	385	(1,226)	(841)

Other borrowed funds	(5)	(62)	(67)	(199)	62	(137)

Total interest-bearing liabilities	27	(704)	(677)	186	(1,164)	(978)

Net interest income-earning assets	$3,892	$(2,800)	$1,092	$4,607	$(3,053)	$1,554

(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest bearing liabilities.  The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income.  Refer to the tables preceding this paragraph for additional detail.  Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities.  Net interest income divided by average earning assets is referred to as net interest margin.  For the years December 31, 2013, 2012 and 2011, the Company's net interest margin was 3.18%, 3.35% and 3.60%, respectively.

Net interest income during 2013, 2012 and 2011 totaled $33,359,000, $32,320,000 and $30,886,000, respectively, representing a 3% increase in 2013 compared to 2012 and a 5% increase in 2012 from 2011.  Net interest income increased in 2013 as compared to 2012 due primarily to increases in average interest-earning assets and lower rates on deposits, offset in part by declines in yields on loans and investments.  Net interest income increased in 2012 as compared to 2011 due primarily to increases in average interest-earning assets and lower rates on deposits, offset in part by declines in yields on loans and investments.

The high level of competition in the local markets will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s largest market, Ames, Iowa, has ten banks, six credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other communities creating similarly competitive environments.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses.  The Company’s provision for loan losses for the year ended December 31, 2013 was $786,000 compared to $22,000 for the previous year. The higher provision for loan losses in 2013 as compared to 2012 was due primarily to an increase in the loans receivables and offset to a lesser extent due to improved credit quality indicators such as lower past due, impaired and classified loans, as well as a decrease in the allowance for loan loss on impaired loans.  The Company’s provision for loan losses for the year ended December 31, 2012 was $22,000 compared to $533,000 for the previous year. The lower provision for loan losses in 2012 as compared to 2011 was due primarily to improved credit quality indicators such as lower past due, impaired and classified loans, as well as a decrease in the allowance for loan loss on impaired loans.  These factors were offset in part by an increase in the loan portfolio.  Refer to the “Asset Quality and Credit Risk Management” discussion for additional details with regard to loan loss provision expense.

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

Noninterest income during the years ended 2013, 2012 and 2011 totaled $7,718,000, $7,435,000 and $6,970,000, respectively.  The higher non-interest income in 2013 as compared to 2012 related primarily to an increase in securities gains combined with no other-than-temporary impairment in 2013, offset by a lower gain on the sale of loans held for sale.  The decrease in gain on sale of loans held for sale is due primarily to lower loan origination volume due to higher market interest rates.  The higher non-interest income in 2012 as compared to 2011 related primarily to gain on the sale of loans held for sale, merchant and card fees and service fees, offset in part by decreases in security gains and an other-than-temporary impairment of an equity security.  The increase in gain on sale of loans held for sale is due primarily to increased loan origination volume due to lower market interest rates.  The increase in merchant and card fees was due primarily to pricing and volume increases as well as the Acquisition.  Excluding securities gains and other-than-temporary impairment in 2013 and 2012, noninterest income decreased 4.7% in 2013 as compared to 2012.  Excluding securities gains in 2012 and 2011, noninterest income increased 18.6% in 2012 as compared to 2011.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds.  Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 61%, 60% and 62% of noninterest expense in 2013, 2012 and 2011, respectively.

Noninterest expense during the years ended 2013, 2012 and 2011 totaled $21,679,000, $20,803,000 and $18,852,000, respectively, representing a 4.2% increase in 2013 compared to a 10.3% increase in 2012.  The primary reason for the increase in 2013 was higher salaries and employee benefit costs benefits due primarily to the impact of the Acquisition, increased staffing and normal salary increases.  The primary reason for the increase in 2012 was higher salaries and employee benefit costs, professional fees, core deposit intangible amortization and other operating expenses.  The higher salaries and employee benefit costs are primarily due to normal salary increases and the Acquisition.  The higher professional fees and other operating expenses are primarily due to the Acquisition.  The percentage of noninterest expense to average assets was 1.77% in 2013, compared to 1.82% and 1.87% during 2012 and 2011, respectively.

Provision for Income Taxes

The provision for income taxes for 2013, 2012 and 2011 was $4,658,000, $4,748,000 and $4,550,000, respectively. This amount represents an effective tax rate of 25% for 2013, 2012 and 2011.  The Company's marginal federal income tax rate is currently 35%.  The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities.

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

Total assets increased to $1,233,084,000 in 2013 compared to $1,217,692,000 in 2012, a 1.3% increase.  The increase in assets was due primarily to an increase in loans, funded primarily by lower interest bearing deposits in financial institutions and an increase in deposits and securities sold under agreements to repurchase.

Loan Portfolio

Net loans as of December 31, 2013 totaled $564,502,000, an increase of 10.7% from the $510,126,000 as of December 31, 2012. The increase in loans was primarily due to an increase in the real estate portfolio, including the one-to-four family, primarily commercial and agricultural portfolios.  Loans are the primary contributor to the Company’s revenues and cash flows.  The average yield on loans was 204 and 206 basis points higher in 2013 and 2012, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2013.

	2013	2012	2011	2010	2009
(dollars in thousands)
Real Estate
Construction	$23,928	$17,077	$23,631	$19,597	$22,864
1-4 family residential	108,289	104,268	94,262	88,933	91,673
Commercial	206,112	178,660	147,500	139,370	141,741
Agricultural	53,834	43,868	32,503	31,931	30,788
Commercial	86,823	80,264	75,958	78,173	69,031
Agricultural	81,326	77,483	52,179	45,630	42,356
Consumer and other	12,795	16,340	20,754	22,052	24,693

Total loans	573,107	517,960	446,787	425,686	423,146
Deferred loan fees, net	34	62	231	71	60

Total loans net of deferred fees	$573,073	$517,898	$446,556	$425,615	$423,086

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans.  As of December 31, 2013, gross loans totaled approximately $573 million, which equals approximately 56.6% of total deposits and 46.5% of total assets.  The Company’s peer group (consisting of 344 bank holding companies with total assets of $1 to $3 billion) loan to deposit ratio as of December 31, 2013 was a much higher 79%.  The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy and a higher level of deposits.  As of December 31, 2013, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

Real estate loans include various types of loans for which the Banks hold real property as collateral and consist of loans primarily on commercial properties and single family residences.  Real estate loans typically have fixed rates for up to five years, with the Company’s loan policy permitting a maximum fixed rate maturity of up to 15 years.  The majority of construction loan volume is given to contractors to construct commercial buildings and these loans generally have maturities of up to 12 months.  The Banks also originates residential real estate loans for sale to the secondary market for a fee.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2013

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

		After one
		year but
	Within	within	After
	one year	five years	five years	Total
(dollars in thousands)

Real Estate
Construction	$10,554	$11,432	$1,942	$23,928
1-4 family residential	20,077	31,570	56,642	108,289
Commercial	13,900	123,587	68,625	206,112
Agricultural	6,196	13,608	34,030	53,834
Commercial	35,615	44,624	6,583	86,822
Agricultural	59,273	20,006	2,047	81,326
Consumer and other	3,581	7,026	2,189	12,796

Total loans	$149,196	$251,853	$172,058	$573,107

		After one
		year but
		within	After
		five years	five years

Loan maturities after one year with:
Fixed rates		$216,140	$121,613
Variable rates		35,713	50,445

		$251,853	$172,058

Loans Held For Sale

Mortgage origination funding awaiting delivery to the secondary market totaled $296,000 and $1,030,000 as of December 31, 2013 and 2012, respectively.  Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations.  The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income.  It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2013 were $580,039,000, a decrease of $8.4 million or 1.4% from the prior year end.  As of December 31, 2013 and 2012, the investment portfolio comprised 47% and 48% of total assets, respectively.

The following table presents the fair values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2013, 2012 and 2011, respectively.  This portfolio provides the Company with a significant amount of liquidity.

	2013	2012	2011
(dollars in thousands)

U.S. government agencies	61,178	48,687	63,200
U.S. government mortgage-backed securities	155,142	191,957	159,855
State and political subdivisions	315,224	309,573	259,393
Corporate bonds	44,752	34,762	20,387
Equity securities	3,743	3,438	5,790

Total	$580,039	$588,417	$508,625

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

The equity securities portfolio consisted primarily of a financial stock and other required stocks, such as the FHLB and FRB stock, as of December 31, 2013, 2012, and 2011.

 During the years ended December 31, 2013, 2012 and 2011, the Company recognized an other-than-temporary impairment on an equity security in the amount of none, $260,000 and none, respectively.  Management believes that there are no additional other-than-temporary impairments in the securities available-for-sale portfolio at December 31, 2013; however, it is possible that the Company may incur impairment losses in 2014 and thereafter.

As of December 31, 2013, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity.

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

Investment Maturities as of December 31, 2013

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties.

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total
(dollars in thousands)

U.S. government agencies	$2,793	$30,013	$28,372	$-	$61,178
U.S. government mortgage-backed securities	740	106,065	46,139	2,198	155,142
States and political subdivisions (1)	28,453	136,051	127,944	22,776	315,224
Corporate bonds	3,090	15,160	26,502	-	44,752

Total	$35,076	$287,289	$228,957	$24,974	$576,296

Weighted average yield
U.S. government agencies	3.69%	2.44%	1.99%	0.00%	2.27%
U.S government mortgage-backed securities	4.51%	3.04%	2.45%	3.84%	2.88%
States and political subdivisions (1)	3.39%	3.60%	3.48%	4.51%	3.60%
Corporate bonds	4.25%	3.28%	2.45%	0.00%	2.83%

Total	3.52%	3.25%	2.96%	4.45%	3.20%
(1)	Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

At December 31, 2013 and 2012, the Company’s investment securities portfolio included securities issued by 315 and 341 government municipalities and agencies located within 25 states in both years with a fair value of $315,224,133 and $309,572,961, respectively.  No one municipality or agency represents a concentration within this segment of the investment portfolio.  The largest exposure to any one municipality or agency as of December 31, 2013 and 2012 was $5.3 million and $6.5 million (approximately 1.7% and 2.1% of the fair value of the governmental municipalities and agencies) both represented by the Dubuque Iowa Community School District to be repaid by  sales tax revenues, respectively.

The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities.    These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings.  The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies.  Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates.

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of December 31, 2013 and 2012 identifying the state in which the issuing government municipality or agency operates.

	At December 31, 2013		At December 31, 2012

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$89,366,543	$90,185,483	$98,803,980	$102,016,487
Texas	12,157,710	12,194,442	13,201,425	13,738,680
Minnesota	10,675,196	10,822,010	8,111,994	8,435,893
Illinois	6,649,265	6,756,475	11,406,449	11,718,441
Other (2013: 17 states; 2012: 19 states)	37,527,892	37,622,439	40,056,927	41,302,675

Total general obligation bonds	$156,376,606	$157,580,849	$171,580,775	$177,212,176

Revenue bonds:
Iowa	$147,961,627	$147,879,830	$121,155,882	$124,924,719
Other (2013: 10 states; 2012: 9 states)	9,839,225	9,763,454	7,289,303	7,436,066

Total revenue bonds	$157,800,852	$157,643,284	$128,445,185	$132,360,785

Total obligations of states and political subdivisions	$314,177,458	$315,224,133	$300,025,960	$309,572,961

As of December 31, 2013 and 2012, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities and water utilities.  The revenue bonds are to be paid from 11 revenue sources both in 2013 and 2012.  The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table.

	At December 31, 2013		At December 31, 2012

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$92,533,182	$92,904,707	$76,017,936	$78,983,072
College and universities, primarily dormitory revenues	15,608,810	15,340,745	13,930,204	14,107,691
Water	13,263,506	12,988,423	9,649,842	9,726,152
Leases	10,202,006	9,977,022	5,959,131	5,960,359
Other	26,193,348	26,432,387	22,888,072	23,583,511

Total revenue bonds by revenue source	$157,800,852	$157,643,284	$128,445,185	$132,360,785

Deposits

Total deposits were $1,011,803,000 and $1,004,732,000 as of December 31, 2013 and 2012, respectively.  The increase of $7,071,000 can be attributed to general increases in commercial and retail accounts, offset in part by a decrease in public funds.  Also the mix of deposits has changed, as there are more deposit balances in the demand, NOW, savings and money market accounts.

The Company’s primary source of funds is customer deposits. The Banks attempts to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 57% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed.  Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company had $3,247,000 and $4,612,000 of brokered deposits as of December 31, 2013 and 2012, respectively.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2013, 2012 and 2011.

	2013		2012		2011
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)

Noninterest bearing demand deposits	$167,207	0.00%	$147,438	0.00%	$111,530	0.00%
Interest bearing demand deposits	294,767	0.20%	265,835	0.23%	221,054	0.30%
Money market deposits	233,344	0.21%	201,434	0.22%	173,440	0.29%
Savings deposits	62,933	0.16%	53,218	0.19%	41,925	0.27%
Time certificates > $100,000	96,247	1.12%	102,033	1.27%	103,175	1.57%
Time certificates < $100,000	149,934	1.07%	152,585	1.32%	140,894	1.71%

	$1,004,432		$922,543		$792,018

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2013, 2012 and 2011.

	2013	2012	2011
(dollars in thousands)
3 months or less	$18,230	$15,073	$21,319
Over 3 through 12 months	39,765	38,570	54,342
Over 12 through 36 months	28,722	32,084	23,425
Over 36 months	10,361	14,199	8,859

Total	$97,078	$99,926	$107,945

Borrowed Funds

Borrowed funds that may be utilized by the Company are comprised of FHLB advances, federal funds purchased, Treasury, Tax, and Loan option notes, and repurchase agreements.  Borrowed funds are an alternative funding source to deposits and can be used to fund the Company’s assets and unforeseen liquidity needs.  FHLB advances are loans from the FHLB that can mature daily or have longer maturities for fixed or floating rates of interest.  Federal funds purchased are borrowings from other banks that mature daily.  Securities sold under agreement to repurchase (repurchase agreements) are similar to deposits as they are funds lent by various Bank customers; however, investment securities are pledged to secure such borrowings.  The Company has repurchase agreements that generally reprice daily.  Term repurchase agreements are funds lent by a third party with securities pledged to secure such borrowings.  These term repurchase agreements have longer terms.  Treasury, Tax, and Loan option notes consist of short term borrowing of tax deposits from the federal government and are not a significant source of borrowing for the Company.

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2013, 2012 and 2011.

	2013		2012		2011

		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$39,617	0.32%	$27,089	0.34%	$41,697	0.50%
FHLB advances	14,541	2.70%	14,611	2.86%	15,179	2.81%
Other long-term borrowings	20,000	3.40%	20,000	3.40%	20,000	3.40%

Total	$74,157	1.62%	$61,700	1.93%	$76,876	1.71%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2013, 2012 and 2011.

	2013		2012		2011

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$34,908	0.33%	$37,407	0.44%	$46,081	0.57%
Other short-term borrowings	-	0.00%	-	0.00%	748	0.00%
FHLB advances	16,879	2.40%	14,670	2.88%	16,256	2.88%
Other long-term borrowings	20,000	3.46%	20,000	3.45%	20,000	3.43%

Total	$71,787	1.69%	$72,077	1.78%	$83,085	1.70%

Maximum Amount Outstanding during the Year

Federal funds purchased and repurchase agreements	$45,956		$57,107		$76,766
Other short-term borrowings	$-		$-		$2,087
FHLB advances	$45,077		$15,179		$19,195
Other long-term borrowings	$20,000		$20,000		$20,000

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  As of December 31, 2013, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods.  These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company.  For additional information, see Note 14 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Contractual Obligations

The following table sets forth the balance of contractual obligations by maturity period as of December 31, 2013.

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
(dollars in thousands)

Deposits	$1,011,803	$908,063	$82,617	$21,123	$-
Securities sold under agreements to repurchase	37,717	37,717	-	-	-
Federal funds purchased	1,900	1,900	-	-	-
FHLB advances and other long-term borrowings (1)	34,541	7,072	2,153	24,663	653
Purchase obligations (2)	3,528	1,119	1,145	933	331

Total	$1,089,489	$955,871	$85,915	$46,719	$984

(1)
FHLB advances consist of various FHLB borrowings with fixed rates with final maturities through 2025.  $11.5 million of the FHLB advances are callable quarterly and $1.0 million of the FHLB advances are amortizing.  Other long-term borrowings consist of term repurchase agreements having maturities greater than one year and $13.0 million can be called by the issuing financial institution.  The other long term borrowings have final maturities through 2018.

(2)
Purchase obligations include data processing, internet banking services and card processing contracts that include termination provisions that would accelerate all future payments in the event the Company changed service providers prior to the contracts’ expirations.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2013, totaled $564,502,000 as compared to $510,126,000 as of December 31, 2012, an increase of 10.7%.  Net loans comprise 46% of total assets as of the end of 2013.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  As the following chart indicates, the Company’s non-performing assets have decreased by 26.4% from 2012 and total $11,396,000 as of December 31, 2013.  The Company’s level of non-performing assets as a percentage of assets of 0.92% as of December 31, 2013, is lower than the average for the Company’s peer group of FDIC insured institutions as of December 31, 2013, of 1.45%.  Management believes that the allowance for loan losses remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ended December 31, 2013.

	2013	2012	2011	2010	2009
(dollars in thousands)

Non-performing assets:
Nonaccrual loans	$2,508	$5,567	$7,915	$6,277	$10,187
Loans 90 days or more past due	27	-	152	21	121

Total non-performing loans	2,535	5,567	8,067	6,298	10,308
Securities available-for-sale	-	-	-	377	660
Other real estate owned	8,861	9,911	9,538	10,539	10,480

Total non-performing assets	$11,396	$15,478	$17,605	$17,214	$21,448

The accrual of interest on nonaccrual and other impaired loans is discontinued at 90 days or when, in the opinion of management, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received and principal obligations are expected to be recoverable. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans remaining on accrual is monitored and income is recognized based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair value of the loan’s collateral.

Impaired loans totaled $2,721,000 as of December 31, 2013 and were $3,893,000 lower than the impaired loans as of December 31, 2012.  The Company considers impaired loans to generally include the non-performing loans (consisting of nonaccrual loans and loans past due 90 days or more and still accruing) and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $477,000 and $702,000 at December 31, 2013 and 2012, respectively.  The average balances of impaired loans for the years ended December 31, 2013 and 2012 were $4,838,000 and $7,123,000, respectively.  For the years ended December 31, 2013, 2012 and 2011, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $287,000, $366,000 and $362,000, respectively, with $347,000, $23,000 and $215,000, respectively, recorded.  There were $27,000 of loans greater than 90 days past due and still accruing interest as of December 31, 2013 and there were no loans greater than 90 days past due and still accruing interest at December 31, 2012.

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

	2013	2012	2011	2010	2009
(dollars in thousands)

Balance at beginning of period	$7,773	$7,905	$7,521	$7,652	$6,779
Charge-offs:
Real estate
Construction	-	-	-	22	105
1-4 Family residential	81	154	75	163	155
Commercial	-	-	51	20	415
Agricultural	-	-	-	50	15
Commercial	-	30	2	391	54
Agricultural	-	-	23	42	-
Consumer and other	36	48	52	179	122

Total charge-offs	117	232	203	867	866

Recoveries:
Real estate
Construction	-	-	-	-	6
1-4 Family residential	54	3	-	1	27
Commercial	51	4	2	-	98
Agricultural	-	-	-	-	-
Commercial	3	24	21	5	3
Agricultural	-	-	17	32	-
Consumer and other	22	47	14	34	47

Total recoveries	130	78	54	72	181

Net charge-offs (recoveries)	(13)	154	149	795	685
Provisions charged to operations	786	22	533	664	1,558

Balance at end of period	$8,572	$7,773	$7,905	$7,521	$7,652

Average loans outstanding	$527,627	$482,699	$431,368	$417,688	$434,468

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	0.00%	0.03%	0.03%	0.19%	0.16%

Ratio of allowance for loan losses to total loans net of deferred fees	1.50%	1.50%	1.77%	1.77%	1.81%

The allowance for loan losses increased to $8,572,000 at the end of 2013 in comparison to the allowance of $7,773,000 at year end 2012 as a result of provisions of $786,000 and net recoveries of $13,000.  The higher provision for loan losses in 2013 as compared to 2012 was due primarily to an increase in the loan portfolio.  This increase was offset in part by to improved credit quality indicators such as lower impaired loans, as well as a decrease in the allowance for loan loss on impaired loans.  The allowance for loan losses decreased to $7,773,000 at the end of 2012 in comparison to the allowance of $7,905,000 at year end 2011 as a result of net charge offs of $154,000, offset in part by provisions of $22,000.  The lower provision for loan losses in 2012 as compared to 2011 was due primarily to improved credit quality indicators such as lower past due, watch, substandard and impaired loans, as well as a decrease in the allowance for loan loss on impaired loans.  These factors were offset in part by an increase in the loan portfolio.  The allowance for loan losses increased to $7,905,000 at the end of 2011 in comparison to the allowance of $7,521,000 at year end 2010 as a result of provisions in 2011 in the amount of $533,000, offset in part by net charge offs of $149,000.  The lower provision for loan losses in 2011 as compared to 2010 was due primarily to lower net charge offs, offset in part by a higher provision for loan losses on impaired loans for the year ended December 31, 2011 as compared to the year ended December 31, 2010.  The allowance for loan losses decreased to $7,521,000 at the end of 2010 in comparison to the allowance of $7,652,000 at year end 2009 as a result of net charge offs of $795,000, offset in part by provisions in 2010 in the amount of $664,000.  The lower provision for loan losses in 2010 as compared to 2009 was due primarily to a lower provision for loan losses on impaired loans for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

General reserves for loan categories normally range from 1.07% to 2.02% of the outstanding loan balances. In general as loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline.  The loan provisions recognized in 2013 were due primarily to increases in the loan portfolio, offset in part by lower  impaired loans, as well as a decrease in the allowance for loan loss on impaired loans.  The loan provisions recognized in 2012 were due primarily to increases in the loan portfolio, offset in part by improved credit quality indicators such as lower past due, watch,   substandard and impaired loans, as well as a decrease in the allowance for loan loss on impaired loans.  The loan provisions recognized in 2011 were due primarily to an increase in the loan portfolio and specific reserves on impaired loans.  The allowance relating to commercial real estate, 1-4 family residential and commercial loans are the largest reserve components. Construction and commercial real estate loans have higher general reserve levels as a percentage than 1-4 family and agricultural real estate loans as management perceives more risk in this type of lending.  Elements contributing to the higher risk level include a higher percentage of watch, special mention, substandard and impaired loans and less favorable economic conditions for those portfolios.  As of December 31, 2013, commercial real estate loans have general reserves ranging from 1.30% to 1.64%.

Other factors considered when determining the adequacy of the general reserve include historical losses; watch, substandard and impaired loan volume; collecting past due loans; loan growth; loan-to-value ratios; loan administration; collateral values; and economic factors. The Company’s concentration risks include geographic concentration in central Iowa; the local economy’s dependence upon several large governmental entity employers, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that, in turn, is dependent on weather conditions and government programs.  No assurances can be made that losses will remain at the relatively favorable levels experienced over the past five years.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. As of December 31, 2013, the specific reserve decreased to $477,000 from $702,000, as the volume of problem credits decreased.  As of December 31, 2012, the specific reserve decreased to $702,000 from $876,000, as the volume of problem credits decreased. As of December 31, 2011, the specific reserve increased to $876,000 from $445,000, as the volume of problem credits increased.  As of December 31, 2010, the specific reserve decreased to $445,000 from $999,000, as the volume of problem credits decreased and economic conditions related to these borrowers stabilized.  As of December 31, 2009, the specific reserve increased to $999,000 from $257,000 at the prior year end, as the volume of problem credits increased and economic conditions worsened.   The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had the largest impact on the reallocation of the allowance among different parts of the portfolio.

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses.

	2013		2012		2011		2010		2009
(dollars in thousands)
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Balance at end of period applicable to:
Real Estate
Construction	$392	4%	$375	3%	$793	5%	$731	5%	$1,040	5%
1-4 family residential	1,523	19%	1,433	21%	1,402	21%	1,404	21%	1,133	22%
Commercial	3,230	36%	2,859	35%	2,859	33%	2,720	33%	2,683	34%
Agricultural	686	10%	523	8%	501	7%	486	7%	523	7%
Commercial	1,435	15%	1,461	15%	1,352	17%	1,152	18%	1,199	16%
Agricultural	1,165	14%	945	15%	764	12%	735	11%	642	10%
Consumer and other	141	2%	177	3%	234	5%	293	5%	432	6%

	$8,572	100%	$7,773	100%	$7,905	100%	$7,521	100%	$7,652	100%

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

As of December 31, 2013, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for December 31, 2013, 2012 and 2011 totaled $47,898,000, $79,444,000 and $56,571,000, respectively.  The lower balance of liquid assets at December 31, 2013 primarily relates to the deployment of interest bearing deposits in financial institutions and cash and due from banks in loans receivable.

Other sources of liquidity available to the Banks include borrowing capacity with the FHLB of $109,673,000 and federal funds borrowing capacity at correspondent banks of $107,032,000.  As of December 31, 2013, the Company had outstanding FHLB advances of $14,541,000, federal funds purchased of $1,900,000 and securities sold under agreements to repurchase daily and term of $37,717,000 and $20,000,000, respectively.  While the borrowing option is available, the Company has no Treasury Tax and Loan option notes are outstanding.

Total investments as of December 31, 2013, were $580,039,000 compared to $588,417,000 as of year-end 2012.  As of December 31, 2013 and 2012, the investment portfolio as a percentage of total assets was 47% and 48%, respectively.  This provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2013 and 2012 and have pretax net unrealized gains of $716,000 and $17,580,000, respectively.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2013, 2012 and 2011 totaled $23,525,000, $22,012,000 and $21,273,000, respectively.  The increase in net cash provided by operating activities in 2013 as compared to 2012 was primarily due to the decrease in other assets.  Other assets decreased due primarily to the repayment of the FDIC prepaid assessment in 2013.  The increase in net cash provided by operating activities in 2012 as compared to 2011 was primarily due to the change in amortization, net, offset in part by the change in deferred income taxes.

Net cash used in investing activities for the years ended December 31, 2013, 2012 and 2011 was $47,923,000, $76,955,000 and $65,270,000, respectively.  The decrease in net cash used in investing activities in 2013 was primarily due to changes in securities available-for-sale and interest bearing deposits in financial institutions, offset in part by changes in loans and the cash acquired, net of cash paid for the bank offices acquired in the Acquisition.  The increase in net cash used in investing activities in 2012 was primarily due to changes in securities available-for-sale and loans, offset in part by cash acquired, net of cash paid for the bank offices acquired in the Acquisition.

Net cash provided by financing activities for the years ended December 31, 2013, 2012 and 2011 totaled $13,862,000, $66,919,000 and $51,348,000, respectively.  The decrease in net cash provided by financing activities in 2013 was due primarily to a change in deposits, offset in part by the change in federal funds purchased and securities sold under agreements to repurchase.    The increase in net cash provided by financing activities in 2012 was due primarily to an increase in deposits.   As of December 31, 2013, the Company did not have any external debt financing, off balance sheet financing arrangements or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2013, dividends from the Banks amounted to $7,200,000 compared to $8,428,000 in 2012.  Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated cash, interest bearing deposits and marketable investment securities totaling $9,239,000 that were available at December 31, 2013 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $115,278,000 as of December 31, 2013 compared to a total of $94,198,000 at the end of 2012.  The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2013.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances.  There are no other known trends in liquidity and cash flow needs as of December 31, 2013, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity decreased to $142,106,000 at December 31, 2013, from $144,736,000 at December 31, 2012.  At December 31, 2013 and 2012, stockholders’ equity as a percentage of total assets was 11.5% and 11.9%, respectively.  The decrease in stockholders’ equity was primarily the result of lower fair value on the securities available-for-sale as reflected in the decrease in accumulated other comprehensive income and dividends, offset in part by net income, which are reflected in retained earnings.  The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2013.

From time to time, the Company’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. No shares of common stock were repurchased under stock repurchase plans in 2013 and 2012.  Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Report.

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

The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits.  Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company’s primary market risk exposure and how that exposure was managed in 2013 changed when compared to 2012.

Based on a simulation modeling analysis performed as of December 31, 2013, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2014

	$ Change	% Change
(dollars in thousands)
+300 Basis Points	$(5,383)	-15.17%
+200 Basis Points	(3,383)	-9.53%
+100 Basis Points	(1,629)	-4.59%
-100 Basis Points	(1,399)	-3.94%

Down 200 and 300 basis points are not presented due to the low interest rate environment.

As shown above, at December 31, 2013, the estimated effect of an immediate 300 basis point increase in interest rates would decrease the Company’s net interest income by 15.17% or approximately $5,383,000 in 2014.  In an increasing interest rate environment, the assets are repricing slower than the liabilities, thus a decrease in net interest income.  The estimated effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by 9.50% or approximately $3,371,000 in 2014.  In a decreasing interest rate environment, a portion of the liabilities are not repricing downward due to their already historically low rates, thus a decrease in net interest income.  The Company’s Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks’ objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2013. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

	Less than	Three	One to	Over
	three	months to	five	five	Cumulative
	months	one year	years	years	Total
(dollars in thousands)
Interest - earning assets
Interest-bearing deposits	$8,836	$3,422	$11,122	$248	$23,628
Investments (1)	4,849	30,227	287,288	257,675	580,039
Loans	82,680	66,516	251,853	172,058	573,107
Loans held for sale	296	-	-	-	296

Total interest - earning assets	$96,661	$100,165	$550,263	$429,981	$1,177,070

Interest - bearing liabilities
Interest bearing demand deposits	$299,789	$-	$-	$-	$299,789
Money market and savings deposits	289,307	-	-	-	289,307
Time certificates > $100,000	18,230	39,765	39,083	-	97,078
Time certificates < $100,000	22,542	58,484	64,657	-	145,683
Other borrowed funds (2)	-	7,000	27,541	-	34,541

Total interest - bearing liabilities	$629,868	$105,249	$131,281	$-	$866,398

Interest sensitivity gap	$(533,207)	$(5,084)	$418,982	$429,981	$310,672

Cumulative interest sensitivity gap	$(533,207)	$(538,291)	$(119,309)	$310,672	$310,672

Cumulative interest sensitivity gap as a percent of total assets	-43.24%	-43.65%	-9.68%	25.19%

(1)	Investments with maturities over 5 years include the market value of equity securities of $3,744.
(2)	Includes $14.5 million of advances from the FHLB. Of these advances, $2.0 million are term advances, $11.5 million are callable and $1.0 million are 15 year amortizing. The term advances have been categorized based upon their maturity date. The $11.5 million of callable advances were also categorized based upon maturity, because the interest rates on such advances are above current market rates. The $1.0 million of amortizing advances are based upon put date, since the rates are above market rates. Includes $20.0 million of term repurchase agreements, of which $13.0 million are callable. The callable repurchase agreements were categorized based upon maturity, because the interest rates on such advances are above current market rates.

As of December 31, 2013, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were a negative 43% and 44%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods.  This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company.  The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable.  Certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates.  Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates.  Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).   Based on our assessment we determined that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2013 has been audited by CliftonLarsonAllen LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, Chief Executive Officer and President

/s/ John P. Nelson
John P. Nelson, Chief Financial Officer and Vice President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ames National Corporation
Ames, Iowa

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2014 expressed an unqualified opinion.

/s/ CliftonLarsonAllen LLP

West Des Moines, Iowa
March 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Ames National Corporation
Ames, Iowa

We have audited Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Ames National Corporation’s management is responsible for maintaining effective internal control over the financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ames National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based upon criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission  (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 12, 2014 expressed an unqualified opinion.

/s/ CliftonLarsonAllen LLP

West Des Moines, Iowa
March 12, 2014

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

ASSETS	2013	2012

Cash and due from banks	$24,270,031	$34,805,371
Interest bearing deposits in financial institutions	23,628,117	44,639,033
Securities available-for-sale	580,039,080	588,417,037
Loans receivable, net	564,501,547	510,125,880
Loans held for sale	295,618	1,030,180
Bank premises and equipment, net	11,892,329	12,233,464
Accrued income receivable	7,437,673	7,173,703
Other real estate owned	8,861,107	9,910,825
Deferred income taxes	5,027,103	-
Core deposit intangible, net	1,029,564	1,303,264
Goodwill	5,600,749	5,600,749
Other assets	501,242	2,452,593

Total assets	$1,233,084,160	$1,217,692,099

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$179,946,472	$182,033,279
NOW accounts	299,788,852	287,294,015
Savings and money market	289,307,102	279,774,197
Time, $100,000 and over	97,077,717	99,925,619
Other time	145,683,035	155,705,340
Total deposits	1,011,803,178	1,004,732,450

Federal funds purchased and securities sold under agreements to repurchase	39,616,644	27,088,660
Federal Home Loan Bank (FHLB) advances	14,540,526	14,611,035
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,489,746	1,396,627
Deferred income taxes	-	1,632,560
Accrued expenses and other liabilities	3,527,882	3,495,032
Total liabilities	1,090,977,976	1,072,956,364

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,432,915 shares; outstanding 9,310,913 shares as of December 31, 2013 and 2012	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	102,154,498	94,159,839
Accumulated other comprehensive income	451,132	11,075,342
Treasury stock, at cost: 122,002 shares at December 31, 2013 and 2012	(2,016,498)	(2,016,498)
Total stockholders' equity	142,106,184	144,735,735

Total liabilities and stockholders' equity	$1,233,084,160	$1,217,692,099

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Interest income:
Loans, including fees	$25,433,950	$24,761,633	$23,600,471
Securities:
Taxable	5,744,321	6,058,556	6,993,213
Tax-exempt	6,864,948	6,767,545	6,555,546
Interest bearing deposits and federal funds sold	390,594	484,004	466,475
Total interest income	38,433,813	38,071,738	37,615,705

Interest expense:
Deposits	3,861,713	4,472,337	5,313,476
Other borrowed funds	1,213,050	1,279,604	1,416,589
Total interest expense	5,074,763	5,751,941	6,730,065

Net interest income	33,359,050	32,319,797	30,885,640

Provision for loan losses	786,390	22,277	532,961

Net interest income after provision for loan losses	32,572,660	32,297,520	30,352,679

Noninterest income:
Trust services income	1,970,938	2,060,308	2,046,914
Service fees	1,580,811	1,578,672	1,465,055
Securities gains, net	1,002,920	646,755	1,025,714
Other-than-temporary impairment of securities available-for-sale	-	(259,851)	-
Gain on sale of loans held for sale	1,200,402	1,589,122	1,048,583
Merchant and card fees	1,142,027	1,055,613	739,951
Other noninterest income	820,680	764,765	644,163
Total noninterest income	7,717,778	7,435,384	6,970,380

Noninterest expense:
Salaries and employee benefits	13,131,556	12,465,403	11,631,032
Data processing	2,414,564	2,239,003	1,985,329
Occupancy expenses	1,471,978	1,462,898	1,377,333
FDIC insurance assessments	661,127	664,285	738,893
Professional fees	1,127,666	1,224,093	989,856
Business development	957,702	941,090	816,639
Other real estate owned, net	651,401	482,904	434,041
Core deposit intangible amortization	273,700	196,736	-
Other operating expenses, net	989,178	1,126,541	878,849
Total noninterest expense	21,678,872	20,802,953	18,851,972

Income before income taxes	18,611,566	18,929,951	18,471,087

Provision for income taxes	4,657,922	4,747,643	4,550,280

Net income	$13,953,644	$14,182,308	$13,920,807

Basic and diluted earnings per share	$1.50	$1.52	$1.48

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Net income	$13,953,644	$14,182,308	$13,920,807
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(15,860,903)	2,898,948	10,813,453
Less: reclassification adjustment for gains realized in net income	1,002,920	646,755	1,025,714
Plus: reclassification adjustment for impairment losses realized in net income	-	259,851	-
Other comprehensive income (loss) before tax	(16,863,823)	2,512,044	9,787,739
Tax expense (benefit) related to other comprehensive income (loss)	(6,239,613)	929,455	3,621,465
Other comprehensive income (loss), net of tax	(10,624,210)	1,582,589	6,166,274
Comprehensive income	$3,329,434	$15,764,897	$20,087,081

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012 and 2011

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2010	$18,865,830	$22,651,222	$76,519,493	$3,326,479	$-	$121,363,024
Net income	-	-	13,920,807	-	-	13,920,807
Other comprehensive income	-	-	-	6,166,274	-	6,166,274
Purchase of 122,002 shares of treasury stock	-	-	-	-	(2,016,498)	(2,016,498)
Cash dividends declared, $0.52 per share	-	-	(4,876,222)	-	-	(4,876,222)
Balance, December 31, 2011	18,865,830	22,651,222	85,564,078	9,492,753	(2,016,498)	134,557,385
Net income	-	-	14,182,308	-	-	14,182,308
Other comprehensive income	-	-	-	1,582,589	-	1,582,589
Cash dividends declared, $0.60 per share	-	-	(5,586,547)	-	-	(5,586,547)
Balance, December 31, 2012	18,865,830	22,651,222	94,159,839	11,075,342	(2,016,498)	144,735,735
Net income	-	-	13,953,644	-	-	13,953,644
Other comprehensive loss	-	-	-	(10,624,210)	-	(10,624,210)
Cash dividends declared, $0.64 per share	-	-	(5,958,985)	-	-	(5,958,985)
Balance, December 31, 2013	$18,865,830	$22,651,222	$102,154,498	$451,132	$(2,016,498)	$142,106,184

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,953,644	$14,182,308	$13,920,807
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	786,390	22,277	532,961
Provision for off-balance sheet commitments	80,700	33,000	10,000
Amortization of securities available-for-sale, net	6,073,347	6,265,308	5,024,526
Amortization of core deposit intangible asset	273,700	196,736	-
Depreciation	797,715	787,837	741,665
Provision (credit) for deferred income taxes	(420,050)	(182,328)	569,954
Securities gains, net	(1,002,920)	(646,755)	(1,025,714)
Other-than-temporary impairment of investment securities	-	259,851	-
Impairment of other real estate owned	670,000	303,588	335,048
Loss (gain) on sale of other real estate owned	(50,445)	32,711	(148,542)
Loss on disposal of bank premises and equipment	-	86,116	-
Change in assets and liabilities:
Decrease in loans held for sale	734,562	182,440	780,488
(Increase) in accrued income receivable	(263,970)	(191,434)	(368,974)
Decrease in other assets	1,940,557	666,973	642,246
Increase (decrease) in accrued expenses and other liabilities	(47,850)	13,137	258,102
Net cash provided by operating activities	23,525,380	22,011,765	21,272,567

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(164,700,784)	(223,959,632)	(197,289,227)
Proceeds from sale of securities available-for-sale	47,513,022	23,017,275	25,400,121
Proceeds from maturities and calls of securities available-for-sale	103,007,610	117,220,814	138,958,819
Net decrease (increase) in interest bearing deposits in financial institutions	21,010,916	(10,897,627)	(14,509,102)
Net decrease in federal funds sold	-	-	3,000,000
Net (increase) in loans	(54,934,159)	(27,018,212)	(21,390,113)
Net proceeds from the sale of other real estate owned	626,596	1,242,582	1,163,609
Purchase of bank premises and equipment, net	(445,785)	(863,375)	(554,102)
Other changes in other real estate owned	-	-	(49,786)
Cash acquired, net of cash paid for acquired bank offices	-	44,303,137	-
Net cash used in investing activities	(47,922,584)	(76,955,038)	(65,269,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	7,270,255	87,495,917	74,843,747
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	12,527,984	(14,607,925)	(13,162,116)
(Payments) on other short-term borrowings, net	-	-	(2,047,175)
Proceeds from FHLB and other long-term borrowings	2,000,000	-	4,000,000
Payments on FHLB and other long-term borrowings	(2,070,509)	(568,300)	(5,566,162)
Purchase of treasury stock	-	-	(2,016,498)
Dividends paid	(5,865,866)	(5,400,339)	(4,703,424)
Net cash provided by financing activities	13,861,864	66,919,353	51,348,372

Net increase (decrease) in cash and cash equivalents	(10,535,340)	11,976,080	7,351,158

CASH AND DUE FROM BANKS
Beginning	34,805,371	22,829,291	15,478,133
Ending	$24,270,031	$34,805,371	$22,829,291

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,432,492	$6,037,779	$6,797,673
Income taxes	4,990,447	4,959,281	3,988,241

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$196,433	$1,951,266	$299,886

Business Combination:
Fair value of loans receivable acquired	$-	$46,103,022	$-
Fair value of bank premises and equipment acquired	-	864,500	-
Fair value of other tangible assets acquired	-	514,760	-
Goodwill	-	5,600,749	-
Core deposit intangible asset	-	1,500,000	-
Deposits assumed	-	98,766,558	-
Other liabilities assumed	-	119,610	-

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

Consolidation:  The consolidated financial statements include the accounts of Ames National Corporation (the Parent Company) and its wholly-owned subsidiaries, First National Bank, Ames, Iowa; State Bank & Trust Co., Nevada, Iowa; Boone Bank & Trust Co., Boone, Iowa; Reliance State Bank (RSB), Story City, Iowa; and United Bank & Trust NA, Marshalltown, Iowa (collectively, the Banks).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company’s allowance for possible loan losses consists of two components (i) specific reserves based on probable losses on specific loans and (ii) a general allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

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

The general component of the allowance for loan losses is based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company. The general component is determined by evaluating, among other things: (i) actual charge offs; (ii) the experience, ability and effectiveness of the Company’s lending management and staff; (iii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iv) changes in asset quality; (v) changes in loan portfolio volume; (vi) the composition and concentrations of credit; (vii) the impact of competition on loan structuring and pricing; (viii) the effectiveness of the internal audit loan review function; (ix) the impact of environmental risks on portfolio risks; and (x) the impact of rising interest rates on portfolio risk (collectively the variables). Management evaluates the degree of risk that each one of these variables has on the quality of the loan portfolio on a quarterly basis. Each variable is determined to have either a high, moderate or low degree of risk. The results are then input into a “general allocation matrix” to determine an appropriate general allocation of the allowance for losses.  Also included in the general component is an allocation for groups of loans with similar risk characteristics.

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

Significant judgment is applied when goodwill is assessed for impairment.  This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  At December 31, 2013, the Company management has completed the goodwill impairment analysis and determined goodwill was not impaired based on the fair value of the reporting unit.

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

Transfers of financial assets and participating interests:  Transfers of an entire financial asset or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

The transfer of a participating interest in an entire financial asset must also meet the definition of a participating interest.  A participating interest in a financial asset has all of the following characteristics: (a) from the date of the transfer, it must represent a proportionate (pro rata) ownership in the financial asset, (2) from the date of transfer, all cash flows received, except any cash flows allocated as any compensation for servicing or other services performed, must be divided proportionately among participating interest holders in the amount equal to their share ownership, (3) the rights of each participating interest holder must have the same priority, and (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to do so.

Earnings per share:  Basic earnings per share computations for the years ended December 31, 2013, 2012 and 2011, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended.  The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share (EPS) for the years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011
Basic earning per share computation:
Net income	$13,953,644	$14,182,308	$13,920,807
Weighted average common shares outstanding	9,310,913	9,310,913	9,399,076
Basic EPS	$1.50	$1.52	$1.48

New Accounting Pronouncements:

In July, 2012, the FASB amended guidance on the impairment testing for indefinite-lived intangible assets contained in subtopic 350-30, the Intangibles-Goodwill and Other-General Intangibles Other than Goodwill.  The objectives of the amendments in this ASU are to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by providing the entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived asset is impaired to determine whether the entity should perform a quantitative impairment test.  The amendments in this guidance were effective for annual periods which began after September 15, 2012, and did not have a material effect on the Company’s financial statements.

Note 2.  Branch Acquisition

On April 27, 2012, RSB completed the purchase of two bank offices of Liberty Bank, F.S.B. located in Garner and Klemme, Iowa.  This acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share.  The acquired assets and liabilities were recorded at fair value at the date of acquisition.  These branches were purchased for cash consideration of $5.4 million.  As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,500,000 and goodwill of approximately $5,601,000. The results of operations for this acquisition have been included since the transaction date of April 27, 2012. Since the acquisition date, there has been no significant credit deterioration of the acquired loans.

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

Note 3.  Concentrations and Restrictions on Cash and Due from Banks and Interest Bearing Deposits in Financial Institutions

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves.  The subsidiary banks’ reserve requirements totaled approximately $6,223,000 and $5,568,000 at December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company had approximately $11,100,000 on deposit at various financial institutions.  Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 4.  Debt and Equity Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2013:
U.S. government agencies	$61,569,302	$1,116,644	$(1,508,155)	$61,177,791
U.S. government mortgage-backed securities	153,857,058	2,846,821	(1,561,923)	155,141,956
State and political subdivisions	314,177,458	5,055,906	(4,009,231)	315,224,133
Corporate bonds	46,186,879	756,222	(2,191,401)	44,751,700
Equity security, financial industry common stock	629,700	211,200	-	840,900
Equity securities, other	2,902,600	-	-	2,902,600
	$579,322,997	$9,986,793	$(9,270,710)	$580,039,080
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2012:
U.S. government agencies	$46,264,590	$2,422,445	$-	48,687,035
U.S. government mortgage-backed securities	187,174,681	4,947,586	(165,076)	191,957,191
State and political subdivisions	300,025,960	9,963,545	(416,544)	309,572,961
Corporate bonds	33,933,600	1,098,168	(270,218)	34,761,550
Equity security, financial industry common stock	629,700	-	-	629,700
Equity securities, other	2,808,600	-	-	2,808,600
	$570,837,131	$18,431,744	$(851,838)	$588,417,037

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2013, are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value

Due in one year or less	$34,739,962	$35,076,146
Due after one year through five years	280,415,950	287,288,509
Due after five years through ten years	235,047,330	228,956,661
Due after ten years	25,587,455	24,974,264
	575,790,697	576,295,580
Equity securities	3,532,300	3,743,500
	$579,322,997	$580,039,080

At December 31, 2013 and 2012, securities with a carrying value of approximately $189,116,000 and $178,192,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.  Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains and losses from securities available-for-sale are summarized below:

	2013	2012	2011
Proceeds from sales of securities available-for-sale	$47,513,022	$23,017,275	$25,400,121
Gross realized gains on securities available-for-sale	1,152,961	648,851	1,030,530
Gross realized losses on securities available-for-sale	150,041	2,096	4,816
Tax provision applicable to net realized gains on securities available-for-sale	374,000	241,000	383,000

Other-than-temporary impairments recognized as a component of income were none, $259,851 and none for the years ended December 31, 2013, 2012 and 2011, respectively.   Other-than-temporary impairment in 2012 related to an equity security.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 and 2012, are summarized as follows:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2013:

Securities available for sale:
U.S. government agencies	$31,806,447	$(1,508,155)	$-	$-	$31,806,447	$(1,508,155)
U.S. government mortgage-backed securities	71,326,568	(1,479,321)	2,771,874	(82,602)	74,098,442	(1,561,923)
State and political subdivisions	99,974,091	(3,028,851)	15,438,484	(980,380)	115,412,575	(4,009,231)
Corporate bonds	21,382,087	(1,150,658)	8,798,047	(1,040,743)	30,180,134	(2,191,401)
	$224,489,193	$(7,166,985)	$27,008,405	$(2,103,725)	$251,497,598	$(9,270,710)

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
2012:

Securities available for sale:
U.S. government mortgage-backed securities	$20,972,453	$(165,076)	$-	$-	20,972,453	(165,076)
State and political subdivisions	30,651,869	(410,357)	578,145	(6,187)	31,230,014	(416,544)
Corporate bonds	13,979,171	(270,218)	-	-	13,979,171	(270,218)
	$65,603,493	$(845,651)	$578,145	$(6,187)	$66,181,638	$(851,838)

At December 31, 2013, debt securities have unrealized losses of $9,270,710.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the unrealized losses on debt securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 5.  Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows:

	2013	2012

Real estate - construction	$23,927,507	$17,076,732
Real estate - 1 to 4 family residential	108,289,500	104,268,376
Real estate - commercial	206,111,559	178,660,209
Real estate - agricultural	53,833,997	43,868,408
Commercial	86,822,960	80,264,252
Agricultural	81,326,382	77,482,715
Consumer and other	12,795,324	16,339,486
	573,107,229	517,960,178
Less:
Allowance for loan losses	(8,571,813)	(7,772,571)
Deferred loan fees	(33,869)	(61,727)
	$564,501,547	$510,125,880

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

The Company originates 1-4 family real estate, consumer and other loans utilizing credit reports to supplement the underwriting process. The Company’s manual underwriting standards for 1-4 family loans are generally in accordance with FHLMC and FNMA manual underwriting guidelines.  Properties securing 1-4 four-family real estate loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and have been approved by the Board of Directors.  The loan-to-value ratios normally do not exceed 90% without credit enhancements such as mortgage insurance.  The Company will lend up to 100% of the lesser of the appraised value or purchase price for conventional 1-4 family real estate loans, provided private mortgage insurance is obtained.  The Company’s 1-4 family real estate loans are secured primarily by properties located in its primary market area.  The underwriting standards for consumer and other loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan.  To monitor and manage loan risk, policies and procedures are developed and modified, as needed by management. This activity, coupled with smaller loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, market conditions are reviewed by management on a regular basis.

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

Summary changes in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011

Balance, beginning	$7,772,571	$7,905,316	$7,520,665
Provision for loan losses	786,390	22,277	532,961
Recoveries of loans charged-off	130,239	77,689	54,616
Loans charged-off	(117,387)	(232,711)	(202,926)
Balance, ending	$8,571,813	$7,772,571	$7,905,316

Activity in the allowance for loan losses, on a disaggregated basis, for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

2013:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773
Provision (credit) for loan losses	17	117	320	163	(29)	220	(22)	786
Recoveries of loans charged-off	-	54	51	-	3	-	22	130
Loans charged-off	-	(81)	-	-	-	-	(36)	(117)
Balance, ending	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572

2012:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$793	$1,402	$2,859	$501	$1,352	$764	$234	$7,905
Provision (credit) for loan losses	(418)	182	(4)	22	115	181	(56)	22
Recoveries of loans charged-off	-	3	4	-	24	-	47	78
Loans charged-off	-	(154)	-	-	(30)	-	(48)	(232)
Balance, ending	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773

2011:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$731	$1,404	$2,720	$486	$1,152	$735	$293	$7,521
Provision (credit) for loan losses	62	73	188	15	181	35	(21)	533
Recoveries of loans charged-off	-	-	2	-	21	17	14	54
Loans charged-off	-	(75)	(51)	-	(2)	(23)	(52)	(203)
Balance, ending	$793	$1,402	$2,859	$501	$1,352	$764	$234	$7,905

Allowance for loan losses disaggregated on the basis of the impairment analysis method as of December 31, 2013 and 2012 is as follows (in thousands):

2013:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$122	$20	$-	$330	$5	$-	$477
Ending balance: Collectively evaluated for impairment	392	1,401	3,210	686	1,105	1,160	141	8,095
Ending balance	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572

2012:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$100	$110	$86	$-	$400	$6	$-	$702
Ending balance: Collectively evaluated for impairment	275	1,323	2,773	523	1,061	939	177	7,071
Ending balance	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773

Loans receivable disaggregated on the basis of the impairment analysis method as of December 31, 2013 and 2012 is as follows (in thousands):

2013:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$510	$784	$526	$-	$816	$24	$61	$2,721
Ending balance: Collectively evaluated for impairment	23,418	107,505	205,586	53,834	86,007	81,302	12,734	570,386

Ending balance	$23,928	$108,289	$206,112	$53,834	$86,823	$81,326	$12,795	$573,107

2012:
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$1,493	$1,121	$3,280	$-	$710	$6	$4	$6,614
Ending balance: Collectively evaluated for impairment	15,584	103,147	175,380	43,868	79,554	77,477	16,336	511,346

Ending balance	$17,077	$104,268	$178,660	$43,868	$80,264	$77,483	$16,340	$517,960

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

Rating 4 - This rating includes loans on management’s “watch list” and is intended to be utilized for pass rated borrowers where credit quality has begun to show signs of financial weakness that now requires management’s heightened attention.  This rating is reviewed at least quarterly.

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

The credit risk profile by internally assigned grade, on a disaggregated basis, at December 31, 2013 and 2012 is as follows:

2013:
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$16,887,000	$169,659,000	$51,486,000	$73,073,000	$78,476,000	$389,581,000
Watch	3,545,000	20,267,000	2,051,000	10,717,000	1,963,000	38,543,000
Special Mention	-	798,000	-	796,000	9,000	1,603,000
Substandard	2,986,000	14,862,000	297,000	1,421,000	854,000	20,420,000
Substandard-Impaired	510,000	526,000	-	816,000	24,000	1,876,000

	$23,928,000	$206,112,000	$53,834,000	$86,823,000	$81,326,000	$452,023,000

2012:
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$8,127,000	$141,206,000	$40,201,000	$66,390,000	$75,920,000	$331,844,000
Watch	3,209,000	17,456,000	2,931,000	11,321,000	1,093,000	36,010,000
Special Mention	741,000	10,119,000	-	30,000	-	10,890,000
Substandard	3,507,000	6,599,000	736,000	1,813,000	464,000	13,119,000
Substandard-Impaired	1,493,000	3,280,000	-	710,000	6,000	5,489,000

	$17,077,000	$178,660,000	$43,868,000	$80,264,000	$77,483,000	$397,352,000

The credit risk profile based on payment activity, on a disaggregated basis, at December 31, 2013 and 2012 is as follows:

2013:
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$107,666,000	$12,740,000	$120,406,000
Non-performing	623,000	55,000	678,000

	$108,289,000	$12,795,000	$121,084,000

2012:
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$103,342,000	$16,336,000	$119,678,000
Non-performing	926,000	4,000	930,000

	$104,268,000	$16,340,000	$120,608,000

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  The following is a recap of impaired loans, on a disaggregated basis, at December 31, 2013, 2012 and 2011 and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2013, 2012 and 2011:

2013:
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$510,000	$510,000	$-	$837,000	$25,000
Real estate - 1 to 4 family residential	483,000	483,000	-	551,000	8,000
Real estate - commercial	480,000	480,000	-	1,047,000	209,000
Real estate - agricultural	-	-	-	-	-
Commercial	43,000	43,000	-	55,000	12,000
Agricultural	19,000	19,000	-	4,000	-
Consumer and other	61,000	61,000	-	16,000	-
Total loans with no specific reserve:	1,596,000	1,596,000	-	2,510,000	254,000

With an allowance recorded:
Real estate - construction	-	-	-	250,000	93,000
Real estate - 1 to 4 family residential	301,000	301,000	122,000	396,000	-
Real estate - commercial	46,000	46,000	20,000	927,000	-
Real estate - agricultural	-	-	-	-	-
Commercial	773,000	773,000	330,000	750,000	-
Agricultural	5,000	5,000	5,000	5,000	-
Consumer and other	-	-	-	-	-
Total loans with specific reserve:	1,125,000	1,125,000	477,000	2,328,000	93,000

Total
Real estate - construction	510,000	510,000	-	1,087,000	118,000
Real estate - 1 to 4 family residential	784,000	784,000	122,000	947,000	8,000
Real estate - commercial	526,000	526,000	20,000	1,974,000	209,000
Real estate - agricultural	-	-	-	-	-
Commercial	816,000	816,000	330,000	805,000	12,000
Agricultural	24,000	24,000	5,000	9,000	-
Consumer and other	61,000	61,000	-	16,000	-

	$2,721,000	$2,721,000	$477,000	$4,838,000	$347,000

2012:
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$1,060,000	$1,060,000	$-	$1,445,000	$4,000
Real estate - 1 to 4 family residential	655,000	655,000	-	1,245,000	14,000
Real estate - commercial	1,381,000	1,381,000	-	892,000	5,000
Real estate - agricultural	-	-	-	-	-
Commercial	80,000	80,000	-	37,000	-
Agricultural	-	-	-	-	-
Consumer and other	4,000	4,000	-	1,000	-
Total loans with no specific reserve:	3,180,000	3,180,000	-	3,620,000	23,000

With an allowance recorded:
Real estate - construction	433,000	433,000	100,000	552,000	-
Real estate - 1 to 4 family residential	466,000	466,000	110,000	483,000	-
Real estate - commercial	1,899,000	1,899,000	86,000	1,854,000	-
Real estate - agricultural	-	-	-	-	-
Commercial	630,000	630,000	400,000	610,000	-
Agricultural	6,000	6,000	6,000	2,000	-
Consumer and other	-	-	-	2,000	-
Total loans with specific reserve:	3,434,000	3,434,000	702,000	3,503,000	-

Total
Real estate - construction	1,493,000	1,493,000	100,000	1,997,000	4,000
Real estate - 1 to 4 family residential	1,121,000	1,121,000	110,000	1,728,000	14,000
Real estate - commercial	3,280,000	3,280,000	86,000	2,746,000	5,000
Real estate - agricultural	-	-	-	-	-
Commercial	710,000	710,000	400,000	647,000	-
Agricultural	6,000	6,000	6,000	2,000	-
Consumer and other	4,000	4,000	-	3,000	-

	$6,614,000	$6,614,000	$702,000	$7,123,000	$23,000

2011:
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$1,493,000	$1,493,000	$-	$882,000	$183,000
Real estate - 1 to 4 family residential	2,030,000	2,030,000	-	1,452,000	1,000
Real estate - commercial	951,000	951,000	-	504,000	8,000
Real estate - agricultural	-	-	-	-	-
Commercial	-	-	-	18,000	-
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total loans with no specific reserve:	4,474,000	4,474,000	-	2,856,000	192,000

With an allowance recorded:
Real estate - construction	670,000	670,000	165,000	2,149,000	20,000
Real estate - 1 to 4 family residential	316,000	316,000	111,000	456,000	3,000
Real estate - commercial	1,752,000	1,752,000	199,000	741,000	-
Real estate - agricultural	-	-	-	-	-
Commercial	590,000	590,000	400,000	368,000	-
Agricultural	-	-	-	-	-
Consumer and other	1,000	1,000	1,000	11,000	-
Total loans with specific reserve:	3,329,000	3,329,000	876,000	3,725,000	23,000

Total
Real estate - construction	2,163,000	2,163,000	165,000	3,031,000	203,000
Real estate - 1 to 4 family residential	2,346,000	2,346,000	111,000	1,908,000	4,000
Real estate - commercial	2,703,000	2,703,000	199,000	1,245,000	8,000
Real estate - agricultural	-	-	-	-	-
Commercial	590,000	590,000	400,000	386,000	-
Agricultural	-	-	-	-	-
Consumer and other	1,000	1,000	1,000	11,000	-

	$7,803,000	$7,803,000	$876,000	$6,581,000	$215,000

The interest foregone on nonaccrual loans for the years ended December 31, 2013, 2012 and 2011 was approximately $287,000, $366,000 and $362,000, respectively.

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

For troubled debt restructurings that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible impairment and, as necessary recognizes impairment through the allowance.  The Company had no charge-offs related to modifying troubled debt restructurings for the year ended December 31, 2013, 2012 and 2011.

The Company had loans meeting the definition of troubled debt restructuring (TDR) of $1,424,000 as of December 31, 2013, all of which were included as impaired loans, $1,237,000 was included as nonaccrual loans and $187,000 was included as accrual loans.   The Company had loans meeting the definition of troubled debt restructuring (TDR) of $5,105,000 as of December 31, 2012, all of which were included as impaired loans, $4,058,000 was included as nonaccrual loans and $1,047,000 was included as accrual loans.

The following table sets forth information on the Company’s TDR, on a disaggregated basis, occurring in the years ended December 31:

	2013			2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	2	$195,000	$195,000
Real estate - 1 to 4 family residential	-	-	-	2	391,000	402,000
Real estate - commercial	-	-	-	2	2,697,000	2,697,000
Real estate - agricultural	-	-	-	-	-	-
Commercial	1	130,000	130,000	3	257,000	258,000
Agricultural	-	-	-	1	6,000	6,000
Consumer and other	1	46,000	46,000	-	-	-

	2	$176,000	$176,000	10	$3,546,000	$3,558,000

During the year ended December 31, 2013, the Company granted concessions to borrowers experiencing financial difficulties for two loans.  The commercial loan was restructured with a collateral shortfall.  The consumer loan was restructured into a term loan from an overdraft.

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

There were no TDR loans modified during the year ended December 31, 2013 with subsequent payment defaults.  Two TDR loans modified during the year ended December 31, 2012 in the amount of $151,000 had payment defaults.  A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no significant financial impact from specific reserves or from charge-offs for the TDR loans included in the previous table.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2013 and 2012, are as follows:

2013:
	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$23,928,000	$23,928,000	$-
Real estate - 1 to 4 family residential	1,059,000	400,000	1,459,000	106,830,000	108,289,000	27,000
Real estate - commercial	-	46,000	46,000	206,066,000	206,112,000	-
Real estate - agricultural	-	-	-	53,834,000	53,834,000	-
Commercial	88,000	375,000	463,000	86,360,000	86,823,000	-
Agricultural	-	-	-	81,326,000	81,326,000	-
Consumer and other	35,000	-	35,000	12,760,000	12,795,000	-

	$1,182,000	$821,000	$2,003,000	$571,104,000	$573,107,000	$27,000

2012:
	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$5,000	$-	$5,000	$17,072,000	$17,077,000	$-
Real estate - 1 to 4 family residential	973,000	275,000	1,248,000	103,020,000	104,268,000	-
Real estate - commercial	17,000	135,000	152,000	178,508,000	178,660,000	-
Real estate - agricultural	-	-	-	43,868,000	43,868,000	-
Commercial	449,000	-	449,000	79,815,000	80,264,000	-
Agricultural	71,000	-	71,000	77,412,000	77,483,000	-
Consumer and other	57,000	4,000	61,000	16,279,000	16,340,000	-

	$1,572,000	$414,000	$1,986,000	$515,974,000	$517,960,000	$-

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2013, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates.  The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability.  Loan transactions with related parties were as follows:

	2013	2012

Balance, beginning of year	$8,762,305	$8,834,145
New loans	19,442,541	16,402,263
Repayments	(20,920,256)	(16,441,459)
Change in status	626,846	(32,644)
Balance, end of year	$7,911,436	$8,762,305

Note 6.  Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

	2013	2012

Land	$2,462,563	$2,462,563
Buildings and improvements	16,149,479	16,070,682
Furniture and equipment	5,435,234	5,357,063
	24,047,276	23,890,308
Less accumulated depreciation	12,154,947	11,656,844
	$11,892,329	$12,233,464

Note 7.  Other Real Estate Owned

Changes in the other real estate owned are as follows:

	2013	2012

Balance, beginning of year	$9,910,825	$9,538,440
Transfer of loans	196,433	1,951,266
Impairment	(670,000)	(303,588)
Net proceeds from sale	(626,596)	(1,242,582)
Gain (loss) on sale, net	50,445	(32,711)
Other changes	-	-
Balance, end of year	$8,861,107	$9,910,825

The following table provides the composition of other real estate owned as of December 31:

	2013	2012

Construction and land development	$6,750,503	$7,534,664
1 to 4 family residential houses	1,296,227	1,561,784
Commercial real estate	814,377	814,377

	$8,861,107	$9,910,825

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

Note 9.  Core Deposit Intangible Asset

In conjunction with the Acquisition, the Company recorded a $1.5 million core deposit intangible asset.  The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets:

		2013	2012
	Gross	Accumulated	Accumulated
	Amount	Amortization	Amortization

Core deposit intangible asset	$1,500,000	$470,436	$196,736

There were no additions of other significant acquired intangible assets during 2013 and 2012.

The amortization expense for the core deposit intangible asset totaled $273,700 for the year ended December 31, 2013.  Estimated remaining amortization expense on core deposit intangible for the years ending is as follows:

2014	$244,000
2015	217,500
2016	193,864
2017	172,768
2018	152,732
2019	48,700

$1,029,564

Note 10.  Deposits

At December 31, 2013, the maturities of time deposits are as follows:

2014	$139,020,948
2015	58,919,182
2016	23,698,062
2017	11,362,937
2018	9,759,623
$242,760,752

Interest expense on deposits is summarized as follows:

	2013	2012	2011

NOW accounts	$282,123	$355,615	$405,392
Savings and money market	893,589	797,519	873,281
Time, $100,000 and over	1,079,640	1,298,374	1,619,749
Other time	1,606,361	2,020,829	2,415,054
	$3,861,713	$4,472,337	$5,313,476
.
Deposits held by the Company from related parties at December 31, 2013 and 2012 amounted to approximately $17,679,000 and $14,700,000, respectively.

Note 11.  Borrowings

Securities sold under repurchase agreements (repurchase agreements) are short-term and are secured by securities available-for-sale.

At December 31, 2013, FHLB advances and other long-term borrowings consisted of the following:

		Weighted
		Average
	Amount	Interest Rate	Features

FHLB advances maturing in:

2016	$1,000,000	0.75%
2017	$1,000,000	1.08%
2018	$11,500,000	2.94%	Includes $4,500,000 callable in February 2014; $7,000,000 callable in March 2014
After 2018	$1,040,526	3.50%	15 year amortizing and puttable in 2015
Total FHLB advances	14,540,526	2.70%

Other long-term borrowings maturing in:
2014	7,000,000	2.99%
2018	13,000,000	3.62%	Callable quarterly in 2014 and thereafter
Total other long-term borrowings	20,000,000	3.40%

Total FHLB and other long-term borrowings	$34,540,526	3.10%

Borrowed funds at December 31, 2012 included borrowings from the FHLB and other long-term borrowings of $34,611,035. Such borrowings carried a weighted-average interest rate of 3.15% with maturities ranging from 2013 through 2025.

At December 31, 2013 and 2012, other long-term borrowings are term repurchase agreements.  FHLB borrowings are collateralized by certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans.  The short-term and term repurchase agreements are collateralized with U.S. government agencies and mortgage-backed securities with a carrying and fair value of $89,399,000 at December 31, 2013.  The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $109,673,000 at December 31, 2013.

Note 12.  Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan.  For the years ended December 31, 2013, 2012 and 2011, the Company matched employee contributions up to a maximum of 3% and also contributed an amount equal to 3% of the participating employee’s compensation.  For the years ended December 31, 2013, 2012 and 2011, Company contributions to the plan were approximately $574,000, $548,000, and $498,000, respectively.  The plan covers substantially all employees.

Note 13.  Income Taxes

The components of income tax expense are as follows:

	2013	2012	2011
Federal:
Current	$4,104,278	$3,975,247	$3,153,292
Deferred	(392,690)	(184,093)	520,940
	3,711,588	3,791,154	3,674,232
State:
Current	973,694	954,724	827,034
Deferred	(27,360)	1,765	49,014
	946,334	956,489	876,048

Income tax expense	$4,657,922	$4,747,643	$4,550,280

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	2013	2012	2011

Income taxes at 35% federal tax rate	$6,514,048	$6,625,483	$6,464,880
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(2,399,516)	(2,419,917)	(2,356,634)
State taxes, net of federal tax benefit	624,928	610,450	544,173
Other	(81,538)	(68,373)	(102,139)
Total income tax expense	$4,657,922	$4,747,643	$4,550,280

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are as follows:

	2013	2012

Deferred tax assets:
Allowance for loan losses	$2,961,646	$2,625,506
Other real estate owned	1,756,144	1,640,261
Other-than-temporary impairment on securities	96,924	96,924
Accrued vacation	207,677	183,676
Other deferred tax assets	887,205	803,335
	5,909,596	5,349,702
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(264,952)	(6,504,565)
Other deferred tax liabilities	(617,541)	(477,697)
	(882,493)	(6,982,262)

Net deferred tax liability	$5,027,103	$(1,632,560)
Income taxes currently payable of approximately $221,000 and $116,000 are included in accrued expenses and other liabilities as of December 31, 2013 and 2012, respectively.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa.  The Company is no longer subject to U.S. federal income and state tax examinations for years before 2010.

The Company follows the accounting requirements for uncertain tax positions.  Management has determined that the Company has no material uncertain tax positions that would require recognition.  The Company had no significant unrecognized tax benefits as of December 31, 2013, that if recognized, would affect the effective tax rate.  Management has determined there are no material accrued interest or penalties as of or for the years ended December 31, 2013 and 2012.  The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months as of December 31, 2013 and 2012.

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

	2013	2012

Commitments to extend credit	$115,278,000	$94,198,000
Standby letters of credit	3,135,000	2,414,000
	$118,413,000	$96,612,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  At December 31, 2013 and 2012, approximately $85,045,000 and $65,552,000 of the commitments to extend credit were fixed interest rates.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Banks evaluate each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

At December 31, 2013 and 2012, the Banks have established liabilities totaling $364,000 and $302,000, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2013 and 2012, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the federal banking regulators categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  Management believes there are no conditions or events since that notification that have changed the institution’s category.  The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013:
Total capital (to risk-weighted assets):
Consolidated	$143,976	17.2%	$67,068	8.0%	N/A	N/A
Boone Bank & Trust	13,457	16.1	6,690	8.0	$8,362	10.0%
First National Bank	67,231	16.4	32,838	8.0	41,048	10.0
Reliance State Bank	19,616	12.2	12,916	8.0	16,145	10.0
State Bank & Trust	17,734	16.0	8,876	8.0	11,096	10.0
United Bank & Trust	13,677	19.6	5,597	8.0	6,996	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$135,024	16.1%	$33,534	4.0%	N/A	N/A
Boone Bank & Trust	12,670	15.2	3,345	4.0	$5,017	6.0%
First National Bank	63,299	15.4	16,419	4.0	24,629	6.0
Reliance State Bank	18,130	11.2	6,458	4.0	9,687	6.0
State Bank & Trust	16,344	14.7	4,438	4.0	6,657	6.0
United Bank & Trust	12,802	18.3	2,798	4.0	4,198	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$135,024	11.0%	$49,173	4.0%	N/A	N/A
Boone Bank & Trust	12,670	9.8	5,158	4.0	$6,447	5.0%
First National Bank	63,299	10.0	25,178	4.0	31,472	5.0
Reliance State Bank	18,130	8.6	8,452	4.0	10,565	5.0
State Bank & Trust	16,344	10.4	6,282	4.0	7,852	5.0
United Bank & Trust	12,802	11.7	4,378	4.0	5,472	5.0

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012:
Total capital (to risk-weighted assets):
Consolidated	$134,879	15.9%	$67,913	8.0%	N/A	N/A
Boone Bank & Trust	13,127	16.5	6,361	8.0	$7,951	10.0%
First National Bank	62,774	14.0	35,930	8.0	44,913	10.0
Reliance State Bank	17,477	12.0	11,648	8.0	14,560	10.0
State Bank & Trust	16,970	15.8	8,598	8.0	10,747	10.0
United Bank & Trust	13,101	20.5	5,122	8.0	6,403	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$126,758	14.9%	$33,956	4.0%	N/A	N/A
Boone Bank & Trust	12,337	15.5	3,181	4.0	$4,771	6.0%
First National Bank	59,299	13.2	17,965	4.0	26,948	6.0
Reliance State Bank	16,485	11.3	5,824	4.0	8,736	6.0
State Bank & Trust	15,623	14.5	4,299	4.0	6,448	6.0
United Bank & Trust	12,299	19.2	2,561	4.0	3,842	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$126,758	10.9%	$46,432	4.0%	N/A	N/A
Boone Bank & Trust	12,337	9.9	4,969	4.0	$6,211	5.0%
First National Bank	59,299	10.3	22,989	4.0	28,736	5.0
Reliance State Bank	16,485	7.9	8,386	4.0	10,483	5.0
State Bank & Trust	15,623	10.5	5,950	4.0	7,437	5.0
United Bank & Trust	12,299	11.5	4,296	4.0	5,370	5.0

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2013 and 2012:

Description	Total	Level 1	Level 2	Level 3

2013

U.S. government agencies	$61,178,000	$-	$61,178,000	$-
U.S. government mortgage-backed securities	155,142,000	-	155,142,000	-
State and political subdivisions	315,224,000	-	315,224,000	-
Corporate bonds	44,752,000	-	44,752,000	-
Equity securities, financial industry common stock	841,000	841,000	-	-
Equity securities, other	2,902,000	-	2,902,000	-

	$580,039,000	$841,000	$579,198,000	$-

2012

U.S. government agencies	$48,687,000	$-	$48,687,000	$-
U.S. government mortgage-backed securities	191,957,000	-	191,957,000	-
State and political subdivisions	309,573,000	-	309,573,000	-
Corporate bonds	34,761,000	-	34,761,000	-
Equity securities, financial industry common stock	630,000	630,000	-	-
Equity securities, other	2,809,000	-	2,809,000	-

	$588,417,000	$630,000	$587,787,000	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2013 and 2012:

Description	Total	Level 1	Level 2	Level 3

2013

Loans	$648,000	$-	$-	$648,000
Other real estate owned	8,861,000	-	-	8,861,000

Total	$9,509,000	$-	$-	$9,509,000

2012

Loans	$2,732,000	$-	$-	$2,732,000
Other real estate owned	9,911,000	-	-	9,911,000

Total	$12,643,000	$-	$-	$12,643,000

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

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2013 are as follows:

	2013
	Fair Value	Valuation	Range of Unobservable Inputs	Range
		Techniques		(Average)

Impaired Loans	$648,000	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$8,861,000	Appraisal	Appraisal adjustment	6%-10% (8%)

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

The following table includes the carrying amounts and fair values of financial assets and liabilities as of December 31, 2013 and 2012.

		2013		2012
	Fair Value
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$24,270,031	$24,270,000	$34,805,371	$34,805,000
Interest bearing deposits	Level 1	23,628,117	23,628,000	44,639,033	44,639,000
Securities available-for-sale	See previous table	580,039,080	580,039,000	588,417,037	588,417,000
Loans receivable, net	Level 2	564,501,547	562,073,000	510,125,880	514,047,000
Loans held for sale	Level 2	295,618	296,000	1,030,180	1,030,000
Accrued income receivable	Level 1	7,437,673	7,438,000	7,173,703	7,174,000
Financial liabilities:
Deposits	Level 2	$1,011,803,178	$1,014,150,000	$1,004,732,450	$1,008,013,000
Federal funds purchased and securities sold under agreements to repurchase	Level 1	39,616,644	39,617,000	27,088,660	27,089,000
FHLB advances	Level 2	14,540,526	15,441,000	14,611,035	15,997,000
Other long-term borrowings	Level 2	20,000,000	22,033,000	20,000,000	22,404,000
Accrued interest payable	Level 1	594,223	594,000	752,425	752,000

Note 17.  Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  There were no other significant events or transactions occurring after December 31, 2013, but prior to March 12, 2014, that provided additional evidence about conditions that existed at December 31, 2013.  There were no other significant events or transactions that provided evidence about conditions that did not exist at December 31, 2013.

Note 18.   Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2013 and 2012, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2013, is as follows:

CONDENSED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012

ASSETS

Cash and due from banks	$24,591	$31,189
Interest bearing deposits in banks	8,373,009	2,995,809
Securities available-for-sale	840,900	629,700
Investment in bank subsidiaries	130,167,386	133,965,023
Loans receivable, net	3,348,973	7,635,109
Premises and equipment, net	533,513	545,956
Accrued income receivable	17,747	29,990
Deferred income taxes	477,256	543,531
Other assets	99,930	15,000

Total assets	$143,883,305	$146,391,307

LIABILITIES

Dividends payable	$1,489,746	$1,396,637
Accrued expenses and other liabilities	287,375	258,935

Total liabilities	1,777,121	1,655,572

STOCKHOLDERS' EQUITY

Common stock	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	102,154,498	94,159,839
Accumulated other comprehensive income	451,132	11,075,342
Treasury stock	(2,016,498)	(2,016,498)
Total stockholders' equity	142,106,184	144,735,735

Total liabilities and stockholders' equity	$143,883,305	$146,391,307

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Operating income:
Equity in net income of bank subsidiaries	$14,159,629	$14,212,775	$13,865,320
Interest	267,928	505,918	685,698
Dividends	22,800	20,400	59,400
Rental income	117,303	118,545	112,652
Other income	1,487,581	1,364,000	1,243,000
Securities (losses), net	-	(83,180)	-
	16,055,241	16,138,458	15,966,070

Credit for loan losses	(77,000)	(224,000)	(50,000)

Operating income after credit for loan losses	16,132,241	16,362,458	16,016,070

Operating expenses	2,313,897	2,208,650	2,089,563

Income before income taxes	13,818,344	14,153,808	13,926,507

Income tax expense (benefit)	(135,300)	(28,500)	5,700

Net income	$13,953,644	$14,182,308	$13,920,807

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,953,644	$14,182,308	$13,920,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,297	39,116	38,165
Credit for loan losses	(77,000)	(224,000)	(50,000)
Amortization, net	-	52,200	125,968
Provision (credit) for deferred income taxes	(11,879)	47,138	5,000
Securities (gains), net	-	(176,671)	-
Other-than-temporary impairment of securities available-for-sale	-	259,851	-
Gain on sale of other real estate owned	-	-	(8,120)
Equity in net income of bank subsidiaries	(14,159,629)	(14,212,775)	(13,865,320)
Dividends received from bank subsidiaries	7,200,000	8,428,000	5,384,000
(Increase) decrease in accrued income receivable	12,243	52,430	(5,500)
(Increase) decrease in other assets	(84,930)	100,000	(100,000)
Decrease (increase) in accrued expense and other liabilities	28,440	81,958	28,660
Net cash provided by operating activities	6,883,186	8,629,555	5,473,660

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	-	-	(6,592,208)
Proceeds from sale of securities available-for-sale	-	3,030,867	-
Proceeds from maturities and calls of securities available-for-sale	-	416,002	1,773,232
Decrease (increase) in interest bearing deposits in banks	(5,377,200)	1,850,388	3,136,304
(Increase) decrease in loans	4,363,136	(487,821)	2,850,925
Proceeds from the sale of other real estate owned	-	-	87,045
Purchase of bank premises and equipment	(9,854)	(29,226)	(20,431)
Investment in bank subsidiaries	-	(8,017,613)	-
Net cash provided by (used in) investing activities	(1,023,918)	(3,237,403)	1,234,867

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	-	-	(2,016,498)
Dividends paid	(5,865,866)	(5,400,329)	(4,703,424)
Net cash used in financing activities	(5,865,866)	(5,400,329)	(6,719,922)

Net (decrease) in cash and cash equivalents	(6,598)	(8,177)	(11,395)

CASH AND DUE FROM BANKS
Beginning	31,189	39,366	50,761
Ending	$24,591	$31,189	$39,366

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash receipts for income taxes	$27,089	$149,519	$6,806

Note 19.   Selected Quarterly Financial Data (Unaudited)

	2013
	March 31	June 30	September 30	December 31

Total interest income	$9,376,641	$9,401,263	$9,750,476	$9,905,433
Total interest expense	1,291,751	1,294,540	1,239,335	1,249,137
Net interest income	8,084,890	8,106,723	8,511,141	8,656,296
Provision for loan losses	13,574	60,000	92,388	620,428
Net interest income after provision for loan losses	8,071,316	8,046,723	8,418,753	8,035,868
Noninterest income	1,842,968	2,089,020	1,819,733	1,966,057
Noninterest expense	5,119,096	5,838,189	5,230,503	5,491,084
Income before income taxes	4,795,188	4,297,554	5,007,983	4,510,841
Income tax expense	1,209,254	1,018,858	1,295,916	1,133,894
Net income	3,585,934	3,278,696	3,712,067	3,376,947

Basic and diluted earnings per common share	0.39	0.35	0.40	0.36

	2012
	March 31	June 30	September 30	December 31

Total interest income	$9,211,369	$9,670,406	$9,666,692	$9,523,271
Total interest expense	1,498,816	1,472,802	1,420,259	1,360,064
Net interest income	7,712,553	8,197,604	8,246,433	8,163,207
Provision for loan losses	51,293	64,412	35,664	(129,092)
Net interest income after provision for loan losses	7,661,260	8,133,192	8,210,769	8,292,299
Noninterest income	1,900,588	1,730,932	2,058,504	1,745,360
Noninterest expense	4,838,783	5,494,928	5,042,559	5,426,683
Income before income taxes	4,723,065	4,369,196	5,226,714	4,610,976
Income tax expense	1,179,907	1,059,780	1,365,719	1,142,237
Net income	3,543,158	3,309,416	3,860,995	3,468,739

Basic and diluted earnings per common share	0.38	0.36	0.41	0.37

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 30, 2014, as filed with the SEC on March 24, 2014 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

Refer to the information under the caption "Relationship with Independent Registered Public Accounting Firm" in the Proxy Statement, which information is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements and Schedules.

1. Financial Statements

Reports of CliftonLarsonAllen LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2013 and 2012
Consolidated Statements of Income for the Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	List of Exhibits.

3.1	- Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K as filed June 16, 2005)
3.2	- Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to Form 8-K as filed February 19, 2008)
10.1	- Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to Form 8-K as filed on November 19, 2012)*
21	- Subsidiaries of the Registrant
23	- Consent of Independent Registered Public Accounting Firm
31.1	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
* Indicates a management compensatory plan or arrangement.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections, and shall not be deemed incorporated by reference in any prior or future filing made by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such information by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMES NATIONAL CORPORATION

March 12, 2014	By:	/s/ Thomas H. Pohlman
Thomas H. Pohlman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 12, 2014.

s/ Thomas H. Pohlman
Thomas H. Pohlman, Chief Executive Officer and President

/s/ John P. Nelson
John P. Nelson, Chief Financial Officer and Vice President

/s/ Betty A. Baudler Horras
Betty A. Baudler Horras, Director

/s/ David W. Benson
David W. Benson, Director

/s/ Robert L. Cramer
Robert L. Cramer, Director

/s/ Douglas C. Gustafson
Douglas C. Gustafson, Director

/s/ Charles D. Jons
Charles D. Jons, Director

/s/ Steven D. Forth
Steven D. Forth, Director

/s/ James R. Larson II
James R. Larson II, Director

/s/ Warren R. Madden
Warren R. Madden, Director

/s/ Richard O. Parker
Richard O. Parker, Director

/s/ Larry A. Raymon
Larry A. Raymon, Director

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

(1) These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections, and shall not be deemed incorporated by reference in any prior or future filing made by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such information by reference.