Form 10-Q
period 2014-03-31
AMES NATIONAL CORP
filed 2014-05-08
CIK 1132651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	Shares Outstanding at April 30, 2014)

AMES NATIONAL CORPORATION

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
ASSETS	2014	2013

Cash and due from banks	$30,409,845	$24,270,031
Interest bearing deposits in financial institutions	40,366,808	23,628,117
Securities available-for-sale	600,831,476	580,039,080
Loans receivable, net	548,545,071	564,501,547
Loans held for sale	-	295,618
Bank premises and equipment, net	11,251,540	11,892,329
Accrued income receivable	7,432,502	7,437,673
Other real estate owned	8,880,467	8,861,107
Deferred income taxes	3,049,156	5,027,103
Core deposit intangible, net	963,816	1,029,564
Goodwill	5,600,749	5,600,749
Other assets	649,449	501,242

Total assets	$1,257,980,879	$1,233,084,160

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$173,459,774	$179,946,472
NOW accounts	299,537,933	299,788,852
Savings and money market	316,704,817	289,307,102
Time, $100,000 and over	95,697,308	97,077,717
Other time	142,393,181	145,683,035
Total deposits	1,027,793,013	1,011,803,178

Securities sold under agreements to repurchase and federal funds purchased	39,910,174	39,616,644
Federal Home Loan Bank (FHLB) advances	16,722,546	14,540,526
Other long-term borrowings	20,000,000	20,000,000
Dividend payable	1,675,964	1,489,746
Accrued expenses and other liabilities	4,691,477	3,527,882
Total liabilities	1,110,793,174	1,090,977,976

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,432,915 shares; outstanding 9,310,913 shares as of March 31, 2014 and December 31, 2013	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	105,004,625	102,154,498
Accumulated other comprehensive income - net unrealized gain on securities available-for-sale	2,682,526	451,132
Treasury stock, at cost; 122,002 shares at March 31, 2014 and December 31, 2013	(2,016,498)	(2,016,498)
Total stockholders' equity	147,187,705	142,106,184

Total liabilities and stockholders' equity	$1,257,980,879	$1,233,084,160

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	Three Months Ended
	March 31,
	2014	2013

Interest income:
Loans, including fees	$6,409,431	$6,158,513
Securities:
Taxable	1,763,603	1,379,962
Tax-exempt	1,674,108	1,728,433
Interest bearing deposits and federal funds sold	73,139	109,733
Total interest income	9,920,281	9,376,641

Interest expense:
Deposits	892,010	995,840
Other borrowed funds	294,486	295,911
Total interest expense	1,186,496	1,291,751

Net interest income	8,733,785	8,084,890

Provision for loan losses	39,231	13,574

Net interest income after provision for loan losses	8,694,554	8,071,316

Noninterest income:
Trust services income	625,524	487,254
Service fees	357,479	375,825
Securities gains, net	135,081	68,991
Gain on sale of loans held for sale	98,653	355,543
Merchant and card fees	259,389	340,486
Gain on the sale of premises and equipment	1,256,924	-
Other noninterest income	212,734	214,869
Total noninterest income	2,945,784	1,842,968

Noninterest expense:
Salaries and employee benefits	3,291,452	3,216,082
Data processing	571,350	572,635
Occupancy expenses, net	469,220	405,724
FDIC insurance assessments	162,344	160,308
Professional fees	282,447	272,455
Business development	207,861	191,351
Other real estate owned, net	704	(5,181)
Core deposit intangible amortization	65,748	73,773
Other operating expenses, net	277,976	231,949
Total noninterest expense	5,329,102	5,119,096

Income before income taxes	6,311,236	4,795,188

Provision for income taxes	1,785,145	1,209,254

Net income	$4,526,091	$3,585,934

Basic and diluted earnings per share	$0.49	$0.39

Dividends declared per share	$0.18	$0.16

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended
	March 31,
	2014	2013

Net income	$4,526,091	$3,585,934
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	3,676,974	(1,613,929)
Less: reclassification adjustment for gains realized in net income	135,081	68,991
Other comprehensive income (loss) before tax	3,541,893	(1,682,920)
Tax effect related to other comprehensive income (loss)	(1,310,499)	622,680
Other comprehensive income (loss), net of tax	2,231,394	(1,060,240)
Comprehensive income	$6,757,485	$2,525,694

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
Three Months Ended March 31, 2014 and 2013
	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2012	$18,865,830	$22,651,222	$94,159,839	$11,075,342	$(2,016,498)	$144,735,735
Net income	-	-	3,585,934	-	-	3,585,934
Other comprehensive (loss)	-	-	-	(1,060,240)	-	(1,060,240)
Cash dividends declared, $0.16 per share	-	-	(1,489,747)	-	-	(1,489,747)
Balance, March 31, 2013	$18,865,830	$22,651,222	$96,256,026	$10,015,102	$(2,016,498)	$145,771,682

Balance, December 31, 2013	$18,865,830	$22,651,222	$102,154,498	$451,132	$(2,016,498)	$142,106,184
Net income	-	-	4,526,091	-	-	4,526,091
Other comprehensive income	-	-	-	2,231,394	-	2,231,394
Cash dividends declared, $0.18 per share	-	-	(1,675,964)	-	-	(1,675,964)
Balance, March 31, 2014	$18,865,830	$22,651,222	$105,004,625	$2,682,526	$(2,016,498)	$147,187,705

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Three Months Ended March 31, 2014 and 2013
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,526,091	$3,585,934
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39,231	13,574
Provision for off-balance sheet commitments	35,000	14,000
Amortization, net, securities available-for-sale	1,099,195	1,649,643
Amortization of core deposit intangible asset	65,748	73,773
Depreciation	187,611	190,428
Credit for deferred income taxes	667,448	29,639
Securities gains, net	(135,081)	(68,991)
(Gain) on sale of premises and equipment	(1,256,924)	-
(Gain) on sale of other real estate owned, net	-	(25,351)
Change in assets and liabilities:
Increase (decrease) in loans held for sale	295,618	(423,802)
Decrease in accrued income receivable	5,171	12,636
(Increase) in other assets	(150,386)	(62,459)
Increase in accrued expenses and other liabilities	1,128,595	1,187,690
Net cash provided by operating activities	6,507,317	6,176,714

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(35,980,382)	(48,732,167)
Proceeds from sale of securities available-for-sale	3,478,851	1,701,395
Proceeds from maturities and calls of securities available-for-sale	14,209,166	23,698,932
Net (increase) in interest bearing deposits in financial institutions	(16,738,691)	(31,431,850)
Net decrease in loans	15,939,754	2,398,188
Net proceeds from the sale of other real estate owned	-	334,068
Net proceeds from the sale of bank premises and equipment	1,746,444	-
Purchase of bank premises and equipment, net	(34,163)	(27,089)
Other	(2,750)	-
Net cash used in investing activities	(17,381,771)	(52,058,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	16,028,464	29,552,707
Increase in securities sold under agreements to repurchase and federal funds purchased	293,530	7,633,505
Payments on FHLB borrowings	(17,980)	(2,017,417)
Proceeds from short-term FHLB borrowings, net	2,200,000	-
Dividends paid	(1,489,746)	(1,396,627)
Net cash provided by financing activities	17,014,268	33,772,168

Net increase (decrease) in cash and due from banks	6,139,814	(12,109,641)

CASH AND DUE FROM BANKS
Beginning	24,270,031	34,805,371
Ending	$30,409,845	$22,695,730

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Three Months Ended March 31, 2014 and 2013
	2014	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,275,692	$1,394,056
Income taxes	48,701	55,440

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$16,610	$5,205

See Notes to Consolidated Financial Statements.

Index
AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three months ended March 31, 2014 and 2013 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

Goodwill:  Goodwill represents the excess of cost over the fair value of net assets acquired.  Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred.  Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.  The second step, if necessary, measures the amount of impairment, if any.

Significant judgment is applied when goodwill is assessed for impairment.  This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.  At March 31, 2014, Company management has performed a goodwill impairment analysis and determined goodwill was not impaired.

New Accounting Pronouncements:  In January 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The update clarifies when an in substance foreclosure occurs, that is, when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This is the point when the consumer mortgage loan should be derecognized and the real property recognized. For public companies, this update will be effective for interim and annual periods beginning after December 31, 2014 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

2.	Dividends

On February 11, 2014, the Company declared a cash dividend on its common stock, payable on May 15, 2014 to stockholders of record as of May 1, 2014, equal to $0.18 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2014 and 2013 were 9,310,913.  The Company had no potentially dilutive securities outstanding during the periods presented.

Index
4.	Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2013.

5.	Fair Value Measurements

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

Index
The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2014 and December 31, 2013.

Description	Total	Level 1	Level 2	Level 3

2014

U.S. government agencies	$86,396,000	$-	$86,396,000	$-
U.S. government mortgage-backed securities	150,010,000	-	150,010,000	-
State and political subdivisions	314,176,000	-	314,176,000	-
Corporate bonds	46,460,000	-	46,460,000	-
Equity securities, financial industry common stock	776,000	776,000	-	-
Equity securities, other	3,013,000	-	3,013,000	-

	$600,831,000	$776,000	$600,055,000	$-

2013

U.S. government agencies	$61,178,000	$-	$61,178,000	$-
U.S. government mortgage-backed securities	155,142,000	-	155,142,000	-
State and political subdivisions	315,224,000	-	315,224,000	-
Corporate bonds	44,752,000	-	44,752,000	-
Equity securities, financial industry common stock	841,000	841,000	-	-
Equity securities, other	2,902,000	-	2,902,000	-

	$580,039,000	$841,000	$579,198,000	$-

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

Index
Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of March 31, 2014 and December 31, 2013.

Description	Total	Level 1	Level 2	Level 3

2014

Loans receivable	$752,000	$-	$-	$752,000
Other real estate owned	8,880,000	-	-	8,880,000

Total	$9,632,000	$-	$-	$9,632,000

2013

Loans receivable	$648,000	$-	$-	$648,000
Other real estate owned	8,861,000	-	-	8,861,000

Total	$9,509,000	$-	$-	$9,509,000

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

Other Real Estate Owned:  Other real estate owned in the table above consists of real estate obtained through foreclosure.  Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer.  Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs.  The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs.  Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs.  This valuation allowance is a component of the allowance for other real estate owned.  The valuation allowance was $4,644,000 as of March 31, 2014 and December 31, 2013.  The Company considers these fair values level 3.

Index
The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 are as follows:

	2014
	Fair Value	Valuation		Range
		Techniques	Range of Unobservable Inputs	(Average)

Impaired Loans	$752,000	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$8,880,000	Appraisal	Appraisal adjustment	6%-10% (8%)

	2013
	Fair Value	Valuation		Range
		Techniques	Range of Unobservable Inputs	(Average)

Impaired Loans	$648,000	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$8,861,000	Appraisal	Appraisal adjustment	6%-10% (8%)

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

Accounting principles generally accepted in the United State of America (GAAP) requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below.

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

The following disclosures represent financial instruments in which the ending balances at March 31, 2014 and December 31, 2013 are not carried at fair value in their entirety on the consolidated balance sheets.

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

Securities sold under agreements to repurchase and federal funds purchased:  The carrying amounts of securities sold under agreements to repurchase and federal funds purchased approximate fair value because of the generally short-term nature of the instruments.

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

Index
The estimated fair values of the Company’s financial instruments as described above were as follows:

		March 31,		December 31,
		2014		2013
	Fair Value
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$30,409,845	$30,410,000	$24,270,031	$24,270,000
Interest bearing deposits	Level 1	40,366,808	40,367,000	23,628,117	23,628,000
Securities available-for-sale	See previous table	600,831,476	600,831,000	580,039,080	580,039,000
Loans receivable, net	Level 2	548,545,071	548,149,000	564,501,547	562,073,000
Loans held for sale	Level 2	-	-	295,618	296,000
Accrued income receivable	Level 1	7,432,502	7,433,000	7,437,673	7,438,000
Financial liabilities:
Deposits	Level 2	$1,027,793,013	$1,029,998,781	$1,011,803,178	$1,014,150,000
Securities sold under agreements to repurchase	Level 1	39,910,174	39,910,000	39,616,644	39,617,000
FHLB advances	Level 2	16,722,546	17,577,000	14,540,526	15,441,000
Other long-term borrowings	Level 2	20,000,000	21,754,000	20,000,000	22,033,000
Accrued interest payable	Level 1	543,656	544,000	594,223	594,000

The methodologies used to determine fair value as of March 31, 2014 did not change from the methodologies described in the December 31, 2013 Annual Financial Statements.

Index
6.	Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2014:
U.S. government agencies	$86,250,287	$1,179,941	$(1,034,378)	$86,395,850
U.S. government mortgage-backed securities	147,744,732	2,970,908	(705,335)	150,010,305
State and political subdivisions	311,717,311	5,278,009	(2,818,889)	314,176,431
Corporate bonds	47,218,869	731,812	(1,490,191)	46,460,490
Equity securities, financial industry common stock	629,700	146,100	-	775,800
Equity securities, other	3,012,600	-	-	3,012,600
	$596,573,499	$10,306,770	$(6,048,793)	$600,831,476

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2013:
U.S. government agencies	$61,569,302	$1,116,644	$(1,508,155)	$61,177,791
U.S. government mortgage-backed securities	153,857,058	2,846,821	(1,561,923)	155,141,956
State and political subdivisions	314,177,458	5,055,906	(4,009,231)	315,224,133
Corporate bonds	46,186,879	756,222	(2,191,401)	44,751,700
Equity securities, financial industry common stock	629,700	211,200	-	840,900
Equity securities, other	2,902,600	-	-	2,902,600
	$579,322,997	$9,986,793	$(9,270,710)	$580,039,080

The proceeds, gains and losses from securities available-for-sale are summarized as follows:

	Three Months Ended
	March 31,
	2014	2013
Proceeds from sales of securities available-for-sale	$3,478,851	$1,701,395
Gross realized gains on securities available-for-sale	135,081	70,502
Gross realized losses on securities available-for-sale	-	1,511
Tax provision applicable to net realized gains on securities available-for-sale	50,000	26,000

Index
Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014:

Securities available-for-sale:
U.S. government agencies	$35,509,515	$(1,034,378)	$-	$-	$35,509,515	$(1,034,378)
U.S. government mortgage-backed securities	52,185,115	(653,242)	2,679,015	(52,093)	54,864,130	(705,335)
State and political subdivisions	88,082,052	(1,925,797)	20,322,416	(893,092)	108,404,468	(2,818,889)
Corporate bonds	16,103,518	(472,849)	15,274,024	(1,017,342)	31,377,542	(1,490,191)
	$191,880,200	$(4,086,266)	$38,275,455	$(1,962,527)	$230,155,655	$(6,048,793)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013:

Securities available-for-sale:
U.S. government agencies	$31,806,447	$(1,508,155)	$-	$-	$31,806,447	$(1,508,155)
U.S. government mortgage-backed securities	71,326,568	(1,479,321)	2,771,874	(82,602)	74,098,442	(1,561,923)
State and political subdivisions	99,974,091	(3,028,851)	15,438,484	(980,380)	115,412,575	(4,009,231)
Corporate bonds	21,382,087	(1,150,658)	8,798,047	(1,040,743)	30,180,134	(2,191,401)
	$224,489,193	$(7,166,985)	$27,008,405	$(2,103,725)	$251,497,598	$(9,270,710)

Gross unrealized losses on debt securities totaled $6,048,793 as of March 31, 2014.  These unrealized losses are generally due to changes in interest rates or general market conditions.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were temporary.  Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Index
7.	Loan Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three months ended March 31, 2014 and 2013 is as follows: (in thousands)

	Three Months Ended March 31, 2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2013	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572
Provision (credit) for loan losses	48	18	(31)	45	(31)	(58)	48	39
Recoveries of loans charged-off	-	4	-	-	1	-	5	10
Loans charged-off	-	(5)	-	-	-	-	(48)	(53)
Balance, March 31 2014	$440	$1,540	$3,199	$731	$1,405	$1,107	$146	$8,568

	Three Months Ended March 31, 2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2012	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773
Provision (credit) for loan losses	(49)	61	216	1	(157)	(41)	(17)	14
Recoveries of loans charged-off	-	21	-	-	1	-	4	26
Loans charged-off	-	(23)	-	-	-	-	(4)	(27)
Balance, March 31, 2013	$326	$1,492	$3,075	$524	$1,305	$904	$160	$7,786

Allowance for loan losses disaggregated on the basis of impairment analysis method as of March 31, 2014 and December 31, 2013 is as follows: (in thousands)

2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$122	$20	$-	$300	$4	$-	$446
Collectively evaluated for impairment	440	1,418	3,179	731	1,105	1,103	146	8,122
Balance March 31, 2014	$440	$1,540	$3,199	$731	$1,405	$1,107	$146	$8,568

2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$122	$20	$-	$330	$5	$-	$477
Collectively evaluated for impairment	392	1,401	3,210	686	1,105	1,160	141	8,095
Balance December 31, 2013	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572

Index
Loans receivable disaggregated on the basis of impairment analysis method as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$496	$461	$90	$-	$796	$23	$14	$1,880
Collectively evaluated for impairment	25,297	111,845	198,818	52,234	82,723	71,851	12,503	555,271

Balance March 31, 2014	$25,793	$112,306	$198,908	$52,234	$83,519	$71,874	$12,517	$557,151

2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$510	$784	$526	$-	$816	$24	$61	$2,721
Collectively evaluated for impairment	23,418	107,506	205,585	53,834	86,007	81,302	12,734	570,386

Balance December 31, 2013	$23,928	$108,290	$206,111	$53,834	$86,823	$81,326	$12,795	$573,107

Index
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.  The following is a recap of impaired loans, on a disaggregated basis, at March 31, 2014 and December 31, 2013: (in thousands)

	March 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$496	$496	$-	$510	$510	$-
Real estate - 1 to 4 family residential	65	65	-	483	483	-
Real estate - commercial	44	44	-	480	480	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	44	44	-	43	43	-
Agricultural	19	19	-	19	19	-
Consumer and other	14	14	-	61	61	-
Total loans with no specific reserve:	682	682	-	1,596	1,596	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	396	396	122	301	301	122
Real estate - commercial	46	46	20	46	46	20
Real estate - agricultural	-	-	-	-	-	-
Commercial	752	752	300	773	773	330
Agricultural	4	4	4	5	5	5
Consumer and other	-	-	-	-	-	-
Total loans with specific reserve:	1,198	1,198	446	1,125	1,125	477

Total
Real estate - construction	496	496	-	510	510	-
Real estate - 1 to 4 family residential	461	461	122	784	784	122
Real estate - commercial	90	90	20	526	526	20
Real estate - agricultural	-	-	-	-	-	-
Commercial	796	796	300	816	816	330
Agricultural	23	23	4	24	24	5
Consumer and other	14	14	-	61	61	-

	$1,880	$1,880	$446	$2,721	$2,721	$477

Index
The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2014 and 2013: (in thousands)

	Three Months Ended March 31,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$503	$-	$1,033	$-
Real estate - 1 to 4 family residential	274	5	660	-
Real estate - commercial	262	28	996	2
Real estate - agricultural	-	-	-	-
Commercial	43	-	75	-
Agricultural	19	-	-	-
Consumer and other	38	-	4	-
Total loans with no specific reserve:	1,139	33	2,768	2

With an allowance recorded:
Real estate - construction	-	-	431	-
Real estate - 1 to 4 family residential	349	-	506	-
Real estate - commercial	46	-	2,248	-
Real estate - agricultural	-	-	-	-
Commercial	764	-	676	-
Agricultural	5	-	6	-
Consumer and other	-	-	1	-
Total loans with specific reserve:	1,164	-	3,868	-

Total
Real estate - construction	503	-	1,464	-
Real estate - 1 to 4 family residential	623	5	1,166	-
Real estate - commercial	308	28	3,244	2
Real estate - agricultural	-	-	-	-
Commercial	807	-	751	-
Agricultural	24	-	6	-
Consumer and other	38	-	5	-

	$2,303	$33	$6,636	$2

The interest foregone on nonaccrual loans for the three months ended March 31, 2014 and 2013 was approximately $37,000 and $85,000, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $1,223,000 as of March 31, 2014, of which all were included in impaired loans and nonaccrual loans. The Company had TDRs of $1,424,000 as of December 31, 2013, all of which were included in impaired loans, $1,237,000 was included as nonaccrual loans and $187,000 was on accrual status.

Index
The following table sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three months ended March 31, 2014 and 2013: (dollars in thousands)

	Three Months Ended March 31,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	1	43	43	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	1	19	19	-	-	-
Consumer and other	1	6	6	-	-	-

	3	$68	$68	-	$-	$-

During the three months ended March 31, 2014, the Company granted concessions to two borrowers experiencing financial difficulties.  The commercial real estate loan was restructured as an interest only loan for a period of time.  The agricultural and consumer loans maturity date was extended one year with interest only until maturity.

There was no new TDR activity in the three months ended March 31, 2013.

A TDR loan is considered to have payment default when it is past due 60 days or more.

There was one charge-off related to a TDR for the three months ended March 31, 2014 in the amount of $44,000 and no charge-offs related to TDRs for the three months ended March 31, 2013.  There was no impact for specific reserves for the three months ended March 31, 2014 and 2013.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2014 and December 31, 2013, is as follows:  (in thousands)

2014
		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$25,793	$25,793	$-
Real estate - 1 to 4 family residential	728	266	994	111,312	112,306	-
Real estate - commercial	72	46	118	198,790	198,908	-
Real estate - agricultural	-	-	-	52,234	52,234	-
Commercial	101	24	125	83,394	83,519	-
Agricultural	617	-	617	71,257	71,874	-
Consumer and other	281	-	281	12,236	12,517	-

	$1,799	$336	$2,135	$555,016	$557,151	$-

Index
2013
		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$23,928	$23,928	$-
Real estate - 1 to 4 family residential	1,059	4,000	5,059	103,230	108,289	27
Real estate - commercial	-	46	46	206,066	206,112	-
Real estate - agricultural	-	-	-	53,834	53,834	-
Commercial	88	375	463	86,360	86,823	-
Agricultural	-	-	-	81,326	81,326	-
Consumer and other	35	-	35	12,760	12,795	-

	$1,182	$4,421	$5,603	$567,504	$573,107	$27

The credit risk profile by internally assigned grade, on a disaggregated basis, at March 31, 2014 and December 31, 2013 is as follows:  (in thousands)

2014
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$19,810	$167,072	$49,775	$72,224	$70,171	$379,052
Watch	2,964	20,571	2,346	9,080	1,339	36,300
Special Mention	-	746	-	-	90	836
Substandard	2,523	10,429	113	1,419	251	14,735
Substandard-Impaired	496	90	-	796	23	1,405

	$25,793	$198,908	$52,234	$83,519	$71,874	$432,328
2013
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$16,887	$169,659	$51,486	$73,073	$78,476	$389,581
Watch	3,545	20,267	2,051	10,717	1,963	38,543
Special Mention	-	798	-	796	9	1,603
Substandard	2,986	14,862	297	1,421	854	20,420
Substandard-Impaired	510	526	-	816	24	1,876

	$23,928	$206,112	$53,834	$86,823	$81,326	$452,023

Index
The credit risk profile based on payment activity, on a disaggregated basis, at March 31, 2014 and December 31, 2013 is as follows:

2014
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$111,845	$12,504	$124,349
Non-performing	461	13	474

	$112,306	$12,517	$124,823

2013
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$107,667	$12,740	$120,407
Non-performing	623	55	678

	$108,290	$12,795	$121,085

8.	Other Real Estate Owned

The following table provides the composition of other real estate owned as of March 31, 2014 and December 31, 2013:

	2014	2013

Construction and land development	$6,750,503	$6,750,503
1 to 4 family residential real estate	1,315,587	1,296,227
Commercial real estate	814,377	814,377

	$8,880,467	$8,861,107

The Company is actively marketing the assets referred in the table above.  Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. The assets above are primarily located in the metropolitan Des Moines, Iowa and Ames, Iowa areas.

9.	Goodwill

Goodwill was recognized in 2012 due to the acquisition which resulted in an expanded market area.  The goodwill resulted from a premium paid related to this acquisition.  The goodwill is not amortized but is evaluated for impairment at least annually.  For income tax purposes, goodwill is amortized over 15 years.

Index
10.	Core deposit intangible asset

In conjunction with the 2012 acquisition mentioned in Note 10, the Corporation recorded a $1.5 million core deposit intangible asset.  The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets at March 31, 2014 and December 31, 2013:

	2014		2013
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$1,500,000	$536,184	$1,500,000	$470,436

There were no additions of acquired intangible assets during 2014 or 2013.

Amortization expense on core deposit intangible assets totaled $65,748 and $73,773 for the three months ended March 31, 2014 and 2013, respectively.

Estimated remaining amortization expense on core deposit intangible for the years ending is as follows:

2014	$178,252
2015	217,500
2016	193,864
2017	172,768
2018	152,732
2019	48,700

$963,816

11.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued.  On April 30, 2014, First National Bank, Ames, Iowa, a 100% owned subsidiary of Ames National Corporation, entered into a purchase and assumption agreement with another financial institution to purchase substantially all of the assets of the other institution, including loans, and assume substantially all of the liabilities of the other institution, including deposits.  At closing, First National Bank expects to provide the seller with a payment of approximately $4,700,000, adjusted for certain items at closing.  The transaction is expected to close in the third quarter of 2014, subject to regulatory approval and other customary closing conditions.  There were no other significant events or transactions occurring after March 31, 2014, but prior to May 8, 2014, that provided additional evidence about conditions that existed at March 31, 2014.  There were no other significant events or transactions that provided evidence about conditions that did not exist at March 31, 2014.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and Banks; (iii) fees on trust services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks (v) gain on sale of loans held for sale and (vi) ATM and card fees.  The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) provision for loan losses; (iii) salaries and employee benefits; (iv) data processing costs associated with maintaining the Banks’ loan and deposit functions; and (v) occupancy expenses for maintaining the Banks’ facilities.  The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings).  One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

On April 30, 2014, First National Bank, a 100% owned subsidiary of the Company, entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with First Bank, an Iowa state charted bank located in West Des Moines, Iowa. The Agreement provides for the purchase of substantially all of the assets, including loans, and the assumption of substantially all of the liabilities, including deposit accounts, of First Bank. All three bank offices currently operated by First Bank in West Des Moines, Iowa and Johnston, Iowa will become offices of First National Bank following the closing. At closing, First National will pay to First Bank approximately $4,700,000, adjusted for First Bank's net income (loss) from January 1, 2014 through the acquisition date, as well as certain other items. The transaction is expected to close in the third quarter of 2014, subject to regulatory approval and other customary closing conditions. The Purchase Agreement contains standard seller representations and warranties and indemnification obligations to be secured by an escrow arrangement into which $1.0 million of the purchase price payment will be deposited at closing. A copy of the Purchase Agreement has been filed as Exhibit 2 to this Report.

The Company had net income of $4,526,000, or $0.49 per share, for the three months ended March 31, 2014, compared to net income of $3,586,000, or $0.39 per share, for the three months ended March 31, 2013.  Total equity capital as of March 31, 2014 totaled $147.2 million or 11.7% of total assets.

The increase in quarterly earnings can be primarily attributed to an after tax gain on the sale of premises and equipment of $788,000, increases in interest income on securities available-for-sale and loans, offset in part by a decrease in the level of gain realized on sale of loans held for sale.  As had been anticipated and discussed in earlier filings, the Company completed the sale of its office location near Iowa State University in Ames, Iowa (University office), but the Company is evaluating different alternatives to locate an office near the campus.  Excluding the one-time gain on the sale of premises and equipment, net income would have been $3,738,000, or $0.40 per share in 2014, as compared to $3,586,000, or $0.39 per share in 2013.

Net loan charge-offs totaled $43,000 and $400 for the three months ended March 31, 2014 and 2013, respectively.  The provision for loan losses totaled $39,000 and $14,000 for the three months ended March 31, 2014 and 2013, respectively.

Index
The following management discussion and analysis will provide a review of important items relating to:

•	Challenges
•	Key Performance Indicators and Industry Results
•	Critical Accounting Policies
•	Income Statement Review
•	Balance Sheet Review
•	Asset Quality and Credit Risk Management
•	Liquidity and Capital Resources
•	Forward-Looking Statements and Business Risks

Challenges

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges.  These challenges are addressed in the Company's most recent Annual Report Form 10-K filed on March 12, 2014.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart.  The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 6,812 commercial banks and savings institutions insured by the FDIC.  Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Quarter Ended
	March 31,	Years Ended December 31,
	2014	2013		2012		2011
	Company	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.45%	1.14%	1.07%	1.24%	1.00%	1.38%	0.88%

Return on equity	12.43%	9.76%	9.56%	10.08%	8.92%	10.82%	7.86%

Net interest margin	3.24%	3.18%	3.26%	3.35%	3.42%	3.60%	3.60%

Efficiency ratio	45.63%	52.78%	60.54%	52.33%	61.60%	49.80%	61.37%

Capital ratio	11.69%	11.67%	9.41%	12.31%	9.15%	12.75%	9.09%

*Latest available data

Key performances indicators include:

•	Return on Assets

This ratio is calculated by dividing net income by average assets.  It is used to measure how effectively the assets of the Company are being utilized in generating income.  The Company's annualized return on average assets was 1.45% and 1.18% for the three months ended March 31, 2014 and 2013, respectively.  The increase in this ratio in 2014 from the previous period is primarily the result of the gain on the sale of the University office in 2014.

Index
•	Return on Equity

This ratio is calculated by dividing net income by average equity.  It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 12.43% and 9.87% for the three months ended March 31, 2014 and 2013, respectively.  The increase in this ratio in 2014 from the previous period is primarily the result of the gain on the sale of the University office in 2014.

•	Net Interest Margin

The net interest margin for the three months ended March 31, 2014 and 2013 was 3.24% and 3.13%, respectively.  The ratio is calculated by dividing net interest income by average earning assets.  Earning assets are primarily made up of loans and investments that earn interest.  This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.  The increase in this ratio in 2014 is primarily the result of higher interest earning average assets with increasing yields in the U.S. Government mortgage-backed securities portfolio.

•	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income.  The ratio is a measure of the Company’s ability to manage noninterest expenses.  The Company’s efficiency ratio was 45.63% and 51.56% for the three months ended March 31, 2014 and 2013, respectively.  The change in the efficiency ratio in 2014 from the previous period is primarily the result of increased noninterest income.

•	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets.  It measures the level of average assets that are funded by shareholders’ equity.  Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company.  The Company’s capital ratio of 11.69% as of March 31, 2014 is significantly higher than the industry average as of December 31, 2013.

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

Index
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

Index
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

Index
Critical Accounting Policies

The discussion contained in this Item 2 and other disclosures included within this report are based, in part, on the Company’s audited December 31, 2013 consolidated financial statements.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” contained in the Company’s Annual Report.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to the allowance for loan losses, valuation of other real estate owned, the assessment of other-than-temporary impairment of certain securities available-for-sale and the valuation of goodwill.

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

Goodwill

Goodwill arose in connection with an acquisition.  These assets are tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Through March 31, 2014, no conditions indicated impairment has incurred.  The next annual test will be performed in the fourth quarter of 2014.  Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used at the time of that evaluation.

Index
Income Statement Review for the Three Months ended March 31, 2014

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2014 and 2013:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2014			2013

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$83,388	$959	4.60%	$79,983	$938	4.69%
Agricultural	72,178	871	4.83%	66,646	904	5.42%
Real estate	390,850	4,396	4.50%	347,848	4,109	4.73%
Consumer and other	12,779	185	5.79%	15,560	207	5.33%

Total loans (including fees)	559,195	6,411	4.59%	510,037	6,158	4.83%

Investment securities
Taxable	293,804	1,763	2.40%	293,991	1,380	1.88%
Tax-exempt 2	295,074	2,574	3.49%	286,326	2,658	3.71%
Total investment securities	588,878	4,337	2.95%	580,317	4,038	2.78%

Interest bearing deposits with banks and federal funds sold	41,782	73	0.70%	60,569	110	0.72%

Total interest-earning assets	1,189,855	$10,821	3.64%	1,150,923	$10,306	3.58%

Noninterest-earning assets	55,326			69,055

TOTAL ASSETS	$1,245,181			$1,219,978

1 Average loan balance includes nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Index
AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2014			2013

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$612,752	$296	0.19%	$582,405	$287	0.20%
Time deposits > $100,000	96,000	245	1.02%	99,324	281	1.13%
Time deposits < $100,000	144,045	351	0.98%	154,261	428	1.11%
Total deposits	852,797	892	0.42%	835,990	996	0.48%
Other borrowed funds	71,490	294	1.65%	65,512	296	1.81%

Total Interest-bearing liabilities	924,287	1,186	0.51%	901,502	1,292	0.57%

Noninterest-bearing liabilities
Demand deposits	169,427			165,766
Other liabilities	5,869			7,426

Stockholders' equity	145,598			145,284

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,245,181			$1,219,978

Net interest income		$9,635	3.24%		$9,014	3.13%

Spread Analysis
Interest income/average assets	$10,821	3.48%		$10,306	3.38%
Interest expense/average assets	$1,186	0.38%		$1,292	0.42%
Net interest income/average assets	$9,635	3.10%		$9,014	2.96%

Net Interest Income

For the three months ended March 31, 2014 and 2013, the Company's net interest margin adjusted for tax exempt income was 3.24% and 3.13%, respectively.  Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2014 totaled $8,734,000 compared to $8,085,000 for the three months ended March 31, 2013.

For the three months ended March 31, 2014, interest income increased $544,000, or 5.8%, when compared to the same period in 2013.  The increase from 2013 was primarily attributable higher average balance of loans and higher average yields on securities available-for-sale, offset in part by lower average yields on loans. The higher average balances were due primarily to increased loan demand.  The higher yield on securities available-for-sale is due primarily to the slowdown in the payments received on U.S. Government mortgage-backed securities.  The lower yields on loans were due primarily to the repricing of loans into lower market interest rates.

Index
Interest expense decreased $105,000, or 8.2%, for the three months ended March 31, 2014 when compared to the same period in 2013.  The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits and a decrease in the average balance of time deposits.  The lower yields were due primarily to continued low market interest rates.

Provision for Loan Losses

The Company’s provision for loan losses was $39,000 and $14,000 for the three months ended March 31, 2014 and 2013, respectively.  Net loan charge-offs were $43,000 and $400 for the three months ended March 31, 2014 and 2013, respectively.

Noninterest Income and Expense

Noninterest income increased $1,103,000 or 59.8% for the three months ended March 31, 2014 compared to the same period in 2013.  The increase in noninterest income is primarily due to the gain on the sale of the University office, which was offset in part by a decrease in the level of gain realized on the sale of loans held for sale due to decreased secondary market volume as refinancing activity has slowed.  Excluding net security gains and the gain on the sale of the University office, non-interest income decreased $220,000, or 12.4%.

Noninterest expense increased $210,000 or 4.1% for the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of increased occupancy expense due to one-time costs associated with the sale of the University office and increased salaries and benefits due to normal salary increases.

Income Taxes

The provision for income taxes expense for the three months ended March 31, 2014 and 2013 was $1,785,000 and $1,209,000, representing an effective tax rate of 28% and 25%, respectively.  The increase in the effective rate is due primarily to impact of the one-time gain on the sale of the University office

Balance Sheet Review

As of March 31, 2014, total assets were $1,257,981,000, a $24,897,000 increase compared to December 31, 2013.  The increase assets were primarily due to an increase in interest bearing deposits in financial institutions and securities available-for-sale, offset in part by a decrease in loans.  This increase in assets was funded primarily by an increase in deposits.

Investment Portfolio

The investment portfolio totaled $600,831,000 as of March 31, 2014, an increase of $20,792,000 or 3.6% from the December 31, 2013 balance of $580,039,000.  The increase in the investment portfolio was primarily due to an increase in U.S. government agencies portfolio.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment.  As of March 31, 2014, gross unrealized losses of $6,049,000, are considered to be temporary in nature due to the increasing interest rate environment of 2014 and other general economic factors.  As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time.  In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

Index
At March 31, 2014, the Company’s investment securities portfolio included securities issued by 320 government municipalities and agencies located within 26 states with a fair value of $314.2 million.  At December 31, 2013, the Company’s investment securities portfolio included securities issued by 315 government municipalities and agencies located within 25 states with a fair value of $315.2 million.  No one municipality or agency represents a concentration within this segment of the investment portfolio.  The largest exposure to any one municipality or agency was $5.4 million (approximately 1.7% of the fair value of the governmental municipalities and agencies) represented by the Urbandale, Iowa Community School  District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of March 31, 2014 and December 31, 2013 identifying the state in which the issuing government municipality or agency operates.

	At March 31, 2014		At December 31, 2013

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$89,071,741	$90,026,342	$89,366,543	$90,185,483
Texas	12,128,149	12,316,320	12,157,710	12,194,442
Minnesota	9,407,578	9,549,033	10,675,196	10,822,010
Other (2014: 18 states; 2013: 18 states)	42,664,429	42,987,082	44,177,157	44,378,914

Total general obligation bonds	$153,271,897	$154,878,777	$156,376,606	$157,580,849

Revenue bonds:
Iowa	$148,797,943	$149,666,831	$147,961,627	$147,879,830
Other (2014: 11 states; 2013: 10 states)	9,647,471	9,630,823	9,839,225	9,763,454

Total revenue bonds	$158,445,414	$159,297,654	$157,800,852	$157,643,284

Total obligations of states and political subdivisions	$311,717,311	$314,176,431	$314,177,458	$315,224,133

Index
As of March 31, 2014 and December 31, 2013, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities.  The revenue bonds are to be paid from 9 revenue sources.  The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table.

	At March 31, 2014		At December 31, 2013

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$92,393,142	$93,416,681	$92,533,182	$92,904,707
College and universities, primarily dormitory revenues	15,602,204	15,474,559	15,608,810	15,340,745
Water	13,628,045	13,479,642	13,263,506	12,988,423
Leases	9,936,491	9,783,764	10,202,006	9,977,022
Electric	6,832,973	6,993,527	5,950,969	6,091,440
Other	20,052,559	20,149,481	20,242,379	20,340,947

Total revenue bonds by revenue source	$158,445,414	$159,297,654	$157,800,852	$157,643,284

Loan Portfolio

The loan portfolio, net of the allowance for loan losses of $8,568,000, totaled $548,545,000 as of March 31, 2014, a decrease of $15,956,000, or 2.8%, from the December 31, 2013 balance of $564,502,000.  The decrease in the loan portfolio is primarily due to a decrease in the agricultural operating loan portfolio and to a lesser extent the commercial operating and commercial real estate loan portfolios.  The decline in the agricultural operating loan portfolio is due primarily to agricultural customers seasonal borrowing needs.

Deposits

Deposits totaled $1,027,793,000 as of March 31, 2014, an increase of $15,990,000, or 1.6%, from the December 31, 2013 balance of $1,011,803,000.  The increase in deposits occurred primarily in money market accounts, offset in part by decreases in commercial demand deposit account and time deposits.

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Securities sold under agreements to repurchase and federal funds purchased totaled $39,910,000 as of March 31, 2014, an increase of $294,000, or 0.7%, from the December 31, 2013 balance of $39,617,000.

FHLB Advances and Other Long-Term Borrowings

FHLB advances and other long-term borrowings totaled $36,723,000 and $34,541,000 as of March 31, 2014 and December 31, 2013, respectively.  During the three months ended March 31, 2014, the increase in FHLB advances and other long-term borrowings are due primarily to overnight borrowing from the FHLB of $2,200,000.

Index
Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.  No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2013.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2014 totaled $548,545,000 compared to $564,502,000 as of December 31, 2013.  Net loans comprise 43.7% of total assets as of March 31, 2014.  The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis.  The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.34% at March 31, 2014, as compared to 0.44% at December 31, 2013 and 1.08% at March 31, 2013.  The Company’s level of problem loans as a percentage of total loans at March 31, 2014 of 0.34% is lower than the Company’s peer group (344 bank holding companies with assets of $1 billion to $3 billion) of 1.46% as of December 31, 2013.

Impaired loans, net of specific reserves, totaled $1,434,000 as of March 31, 2014 and were lower than impaired loans of $2,244,000 as of December 31, 2013 and $5,965,000 as of March 31, 2013.  The decrease in impaired loans from December 31, 2013 is due primarily to payments received and credit improvements on impaired loans during the three months ended March 31, 2014.

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

The Company had TDRs of $1,223,000 as of March 31, 2014, of which all were included in impaired loans and on nonaccrual status. The Company had TDRs of $1,424,000 as of December 31, 2013, all of which were included in impaired loans and $1,237,000 were on nonaccrual status and $187,000 were included on accrual status.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognizes impairment through the allowance. The Company had one charge-off related to TDRs for the three months ended March 31, 2014 in the amount of $44,000 and no charge-offs for the three months ended March 31, 2013.

Index
Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.  As of March 31, 2014, non-accrual loans totaled $1,880,000; there were no loans past due 90 days and still accruing.  This compares to non-accrual loans of $2,508,000 and $27,000 loans past due 90 days and still accruing as of December 31, 2013.  Other real estate owned totaled $8,880,000 as of March 31, 2014 and $8,861,000 as of December 31, 2013.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2014 and December 31, 2013 was 1.54% and 1.50%, respectively. The allowance for loan losses totaled $8,568,000 and $8,572,000 as of March 31, 2014 and December 31, 2013, respectively.  Net charge-offs of loans totaled $43,000 and $400 for the three months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014, the level of liquidity and capital resources of the Company remain at a satisfactory level.  Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

•	Review of the Company’s Current Liquidity Sources
•	Review of Statements of Cash Flows
•	Company Only Cash Flows
•	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
•	Capital Resources

Review of the Company’s Current Liquidity Sources

Index
Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of March 31, 2014 and December 31, 2013 totaled $70,777,000 and $47,898,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of March 31, 2014 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $124,886,000, with $16,723,000 of outstanding FHLB advances at March 31, 2014.  Federal funds borrowing capacity at correspondent banks was $95,972,000, with no outstanding federal fund balances as of March 31, 2014.  The Company had securities sold under agreements to repurchase totaling $39,910,000 and long-term repurchase agreements of $20,000,000 as of March 31, 2014.

Total investments as of March 31, 2014 were $600,831,000 compared to $580,039,000 as of December 31, 2013.  These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2014.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2014 totaled $6,507,000 compared to the $6,177,000 for the three months ended March 31, 2013.  The increase of $331,000 in net cash provided by operating activities was primarily due to an increase in net income, deferred income taxes and loans held for sale, offset in part by a decrease in amortization and the gain on the sale of premises and equipment.

Net cash used in investing activities for the three months ended March 31, 2014 was $17,382,000 and compares to $52,059,000 for the three months ended March 31, 2013. The decrease of $34,677,000 in net cash used in investing activities was primarily due to changes in securities available-for-sale, interest bearing deposits in financial institutions and loans.

Net cash provided by financing activities for the three months ended March 31, 2014 totaled $17,014,000 compared to $33,772,000 for the three months ended March 31, 2013.  The decrease of $16,758,000 in net cash provided by financing activities was primarily due to changes in deposits and securities sold under agreements to repurchase.  As of March 31, 2014, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the three months ended March 31, 2014, dividends paid by the Banks to the Company amounted to $1,900,000 compared to $1,800,000 for the same period in 2013.  Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval.  Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.  Federal and state banking regulators may also restrict the payment of dividends by order.  The quarterly dividend declared by the Company increased to $0.18 per share in 2014 from $0.16 per share in 2013.

Index
The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $10,243,000 as of March 31, 2014 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

As noted above, First National and First Bank have entered into the Purchase Agreement under which First National will purchase from First Bank substantially all its assets, including loans, and assume substantially all its liabilities, including deposit accounts. At closing, First National will pay First Bank approximately $4.7 million, adjusted by First Bank's net income (loss) from January 1, 2014 through the acquisition date, as well as certain other items.  The Company excepts to fund the purchase price from cash reserves held at First National and does not anticipate that any third-party financing will be required to consummate the transaction.

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of March 31, 2014 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2014 totaled $147,188,000 and was higher than the $142,106,000 recorded as of December 31, 2013.  The increase in stockholders’ equity was primarily due to net income, reduced by dividends and an increase in accumulated other comprehensive income.  The increase in other comprehensive income is created by 2014 market interest rates trending lower, which resulted in higher fair values in the securities available-for-sale portfolio.  At March 31, 2014 and December 31, 2013, stockholders’ equity as a percentage of total assets was 11.70% and 11.52%, respectively.  The capital levels of the Company exceed applicable regulatory guidelines as of March 31, 2014.

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

Index
Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this Quarterly Report, including forward-looking statements concerning the Company’s future financial performance and asset quality.  Any forward-looking statement contained in this Quarterly Report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to management.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements.  The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following:  economic conditions, particularly in the concentrated geographic area in which the Company and its affiliate banks operate; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; fiscal and monetary policies of the U.S. government; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; the Company's ability to successfully integrate the assets being purchased from First Bank into its operations on a timely and cost effective basis; and other risks and uncertainties inherent in the Company’s business, including those discussed under the headings “Risk Factors” and “Forward-Looking Statements and Business Risks” in the Company’s Annual Report.  Management intends to identify forward-looking statements when using words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “should” or similar expressions.  Undue reliance should not be placed on these forward-looking statements.  The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking.  Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income.  Management continually develops and applies strategies to mitigate this risk.  Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2014 changed significantly when compared to 2013.

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

In November, 2013, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock.  As of March 31, 2014, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2014.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2014 to January 31, 2014	-	$-	-	100,000

February 1, 2014 to February 28, 2014	-	$-	-	100,000

March 1, 2014 to March 31, 2014	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Index
Item 5.	Other information

Not applicable

Item 6.	Exhibits

2	Purchase and Assumption Agreement, dated April 30, 2014, between First National Bank, Ames, Iowa and First Bank.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)        These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act  of 1933, as amended, or Section 18 of the Securities Exchange Act of f1934, as amended, or otherwise subject to liability under those sections.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMES NATIONAL CORPORATION

DATE: May 8, 2014	By: /s/ Thomas H. Pohlman

Thomas H. Pohlman, Chief Executive Officer and President

By: /s/ John P. Nelson
John P. Nelson, Chief Financial Officer and Vice President

Index
EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

2	Purchase and Assumption Agreement, dated April 30, 2014, between First National Bank, Ames, Iowa and First Bank.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of f1934, as amended, or otherwise subject to liability under those sections.