Form 10-Q
period 2014-06-30
AMES NATIONAL CORP
filed 2014-08-06
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __X_      No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer____ Accelerated filer __X__ Non-accelerated filer ____ Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No ___X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at July 31, 2014)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
ASSETS	2014	2013

Cash and due from banks	$23,718,424	$24,270,031
Interest bearing deposits in financial institutions	26,426,762	23,628,117
Securities available-for-sale	599,239,228	580,039,080
Loans receivable, net	549,980,394	564,501,547
Loans held for sale	697,145	295,618
Bank premises and equipment, net	11,104,529	11,892,329
Accrued income receivable	7,186,788	7,437,673
Other real estate owned	8,928,652	8,861,107
Deferred income taxes	1,325,200	5,027,103
Core deposit intangible, net	902,816	1,029,564
Goodwill	5,600,749	5,600,749
Other assets	593,219	501,242

Total assets	$1,235,703,906	$1,233,084,160

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$167,184,250	$179,946,472
NOW accounts	280,415,844	299,788,852
Savings and money market	301,022,762	289,307,102
Time, $100,000 and over	94,395,668	97,077,717
Other time	139,551,875	145,683,035
Total deposits	982,570,399	1,011,803,178

Securities sold under agreements to repurchase and federal funds purchased	61,151,643	39,616,644
Federal Home Loan Bank (FHLB) advances	14,504,421	14,540,526
Other borrowings	20,000,000	20,000,000
Dividend payable	1,675,964	1,489,746
Accrued expenses and other liabilities	3,476,535	3,527,882
Total liabilities	1,083,378,962	1,090,977,976

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,432,915 shares as of June 30, 2014 and December 31, 2013; outstanding 9,310,913 shares as of June 30, 2014 and December 31, 2013	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	107,183,584	102,154,498
Accumulated other comprehensive income - net unrealized gain on securities available-for-sale	5,640,806	451,132
Treasury stock, at cost; 122,002 shares at June 30, 2014 and December 31, 2013	(2,016,498)	(2,016,498)
Total stockholders' equity	152,324,944	142,106,184

Total liabilities and stockholders' equity	$1,235,703,906	$1,233,084,160

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Interest income:
Loans, including fees	$6,576,580	$6,146,761	$12,986,011	$12,305,274
Securities:
Taxable	1,851,296	1,399,811	3,614,899	2,779,773
Tax-exempt	1,645,094	1,746,378	3,319,202	3,474,811
Interest bearing deposits and federal funds sold	72,937	108,313	146,076	218,046
Total interest income	10,145,907	9,401,263	20,066,188	18,777,904

Interest expense:
Deposits	862,691	999,601	1,754,701	1,995,441
Other borrowed funds	303,861	294,939	598,347	590,850
Total interest expense	1,166,552	1,294,540	2,353,048	2,586,291

Net interest income	8,979,355	8,106,723	17,713,140	16,191,613

Provision for loan losses	35,644	60,000	74,875	73,574

Net interest income after provision for loan losses	8,943,711	8,046,723	17,638,265	16,118,039

Noninterest income:
Wealth management income	724,376	558,747	1,421,195	1,098,769
Service fees	410,795	402,002	768,274	777,827
Securities gains, net	-	364,250	135,081	433,241
Gain on sale of loans held for sale	150,526	345,377	249,179	700,920
Merchant and card fees	290,250	272,612	549,639	613,098
Gain (loss) on the sale of premises and equipment	(14,715)	-	1,242,209	-
Other noninterest income	172,740	146,032	314,179	308,133
Total noninterest income	1,733,972	2,089,020	4,679,756	3,931,988

Noninterest expense:
Salaries and employee benefits	3,430,736	3,231,314	6,722,188	6,447,396
Data processing	595,570	627,216	1,166,920	1,199,851
Occupancy expenses, net	349,588	339,457	818,808	745,181
FDIC insurance assessments	163,352	172,443	325,696	332,751
Professional fees	348,441	267,573	630,888	540,028
Business development	215,616	202,033	423,477	393,384
Other real estate owned, net	19,006	672,919	19,710	667,738
Core deposit intangible amortization	61,000	68,425	126,748	142,198
Other operating expenses, net	225,798	256,809	503,774	488,758
Total noninterest expense	5,409,107	5,838,189	10,738,209	10,957,285

Income before income taxes	5,268,576	4,297,554	11,579,812	9,092,742

Provision for income taxes	1,413,653	1,018,858	3,198,798	2,228,112

Net income	$3,854,923	$3,278,696	$8,381,014	$6,864,630

Basic and diluted earnings per share	$0.41	$0.35	$0.90	$0.74

Dividends declared per share	$0.18	$0.16	$0.36	$0.32

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$3,854,923	$3,278,696	$8,381,014	$6,864,630
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	4,695,686	(17,374,504)	8,372,660	(18,988,433)
Less: reclassification adjustment for gains realized in net income	-	364,250	135,081	433,241
Other comprehensive income (loss) before tax	4,695,686	(17,738,754)	8,237,579	(19,421,674)
Tax effect related to other comprehensive income (loss)	(1,737,406)	6,563,339	(3,047,905)	7,186,019
Other comprehensive income (loss), net of tax	2,958,280	(11,175,415)	5,189,674	(12,235,655)
Comprehensive income (loss)	$6,813,203	$(7,896,719)	$13,570,688	$(5,371,025)

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

Six Months Ended June 30, 2014 and 2013

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss), Net of Taxes	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2012	$18,865,830	$22,651,222	$94,159,839	$11,075,342	$(2,016,498)	$144,735,735
Net income	-	-	6,864,630	-	-	6,864,630
Other comprehensive (loss)	-	-	-	(12,235,655)	-	(12,235,655)
Cash dividends declared, $0.32 per share	-	-	(2,979,492)	-	-	(2,979,492)
Balance, June 30, 2013	$18,865,830	$22,651,222	$98,044,977	$(1,160,313)	$(2,016,498)	$136,385,218

Balance, December 31, 2013	$18,865,830	$22,651,222	$102,154,498	$451,132	$(2,016,498)	$142,106,184
Net income	-	-	8,381,014	-	-	8,381,014
Other comprehensive income	-	-	-	5,189,674	-	5,189,674
Cash dividends declared, $0.36 per share	-	-	(3,351,928)	-	-	(3,351,928)
Balance, June 30, 2014	$18,865,830	$22,651,222	$107,183,584	$5,640,806	$(2,016,498)	$152,324,944

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Six Months Ended June 30, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,381,014	$6,864,630
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	74,875	73,574
Provision for off-balance sheet commitments	53,000	18,700
Amortization, net, securities available-for-sale	2,128,926	3,347,318
Amortization of core deposit intangible asset	126,748	142,198
Depreciation	376,537	382,079
Credit for deferred income taxes	653,998	(245,368)
Securities gains, net	(135,081)	(433,241)
(Gain) on sale and disposal of premises and equipment, net	(1,242,209)	-
Impairment of other real estate owned	-	670,000
(Gain) loss on sale of other real estate owned, net	2,620	(29,047)
Change in assets and liabilities:
(Increase) in loans held for sale	(401,527)	(227,744)
Decrease in accrued income receivable	250,885	151,726
(Increase) decrease in other assets	(96,335)	1,825,983
(Decrease) in accrued expenses and other liabilities	(104,347)	(136,559)
Net cash provided by operating activities	10,069,104	12,404,249

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(56,828,154)	(119,770,411)
Proceeds from sale of securities available-for-sale	3,478,851	15,618,009
Proceeds from maturities and calls of securities available-for-sale	40,239,443	67,598,062
Net (increase) decrease in interest bearing deposits in financial institutions	(2,798,645)	8,230,196
Net decrease in loans	14,438,281	3,924,528
Net proceeds from the sale of other real estate owned	19,195	488,420
Net proceeds from the sale of bank premises and equipment	1,746,444	-
Purchase of bank premises and equipment, net	(88,614)	(328,928)
Other	(2,750)	-
Net cash provided by (used in) investing activities	204,051	(24,240,124)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in deposits	(29,157,946)	(4,159,116)
Increase in securities sold under agreements to repurchase and federal funds purchased	21,534,999	3,540,024
Proceeds from FHLB borrowings	-	2,000,000
Payments on FHLB borrowings	(36,105)	(2,034,974)
Dividends paid	(3,165,710)	(2,886,373)
Net cash used in financing activities	(10,824,762)	(3,540,439)

Net (decrease) in cash and due from banks	(551,607)	(15,376,314)

CASH AND DUE FROM BANKS
Beginning	24,270,031	34,805,371
Ending	$23,718,424	$19,429,057

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

Six Months Ended June 30, 2014 and 2013

	2014	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,483,903	$2,852,749
Income taxes	2,700,776	2,549,386

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$86,610	$207,756

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three and six months ended June 30, 2014 and 2013 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At June 30, 2014, Company management has performed a goodwill impairment analysis and determined goodwill was not impaired.

New Accounting Pronouncements: In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The update clarifies when an in substance foreclosure occurs, that is, when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This is the point when the consumer mortgage loan should be derecognized and the real property recognized. For public companies, this update will be effective for interim and annual periods beginning after December 31, 2014 and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The amendments in the ASU also require expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for public companies for the first interim or annual period beginning after December 15, 2014. The adoption of this ASU may result in additional disclosures but is not expected to impact significantly the Company’s consolidated financial statements.

2.      Dividends

On May 14, 2014, the Company declared a cash dividend on its common stock, payable on August 15, 2014 to stockholders of record as of August 1, 2014, equal to $0.18 per share.

3.      Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and six months ended June 30, 2014 and 2013 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2014 and December 31, 2013.

Description	Total	Level 1	Level 2	Level 3

2014

U.S. government treasuries	$959,000	$959,000	$-	$-
U.S. government agencies	94,934,000	-	94,934,000	-
U.S. government mortgage-backed securities	148,579,000	-	148,579,000	-
State and political subdivisions	301,209,000	-	301,209,000	-
Corporate bonds	49,846,000	-	49,846,000	-
Equity securities, financial industry common stock	788,000	788,000	-	-
Equity securities, other	2,924,000	-	2,924,000	-

	$599,239,000	$1,747,000	$597,492,000	$-

2013

U.S. government agencies	$61,178,000	$-	$61,178,000	$-
U.S. government mortgage-backed securities	155,142,000	-	155,142,000	-
State and political subdivisions	315,224,000	-	315,224,000	-
Corporate bonds	44,752,000	-	44,752,000	-
Equity securities, financial industry common stock	841,000	841,000	-	-
Equity securities, other	2,902,000	-	2,902,000	-

	$580,039,000	$841,000	$579,198,000	$-

Level 1 securities include equity securities traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Other securities available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of June 30, 2014 and December 31, 2013.

Description	Total	Level 1	Level 2	Level 3

2014

Loans receivable	$374,000	$-	$-	$374,000
Other real estate owned	8,929,000	-	-	8,929,000

Total	$9,303,000	$-	$-	$9,303,000

2013

Loans receivable	$648,000	$-	$-	$648,000
Other real estate owned	8,861,000	-	-	8,861,000

Total	$9,509,000	$-	$-	$9,509,000

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

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $4,644,000 as of June 30, 2014 and December 31, 2013. The Company considers these fair values level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 are as follows:

	2014
	Fair Value	Valuation	Range of	Range
		Techniques	Unobservable Inputs	(Average)

Impaired Loans	$374,000	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$8,929,000	Appraisal	Appraisal adjustment	6%	-	10%	(8%)

	2013
	Fair Value	Valuation	Range of	Range
		Techniques	Unobservable Inputs	(Average)

Impaired Loans	$648,000	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$8,861,000	Appraisal	Appraisal adjustment	6%	-	10%	(8%)

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

The following disclosures represent financial instruments in which the ending balances at June 30, 2014 and December 31, 2013 are not carried at fair value in their entirety on the consolidated balance sheets.

Cash and due from banks and interest bearing deposits in financial institutions: The recorded amount of these assets approximates fair value.

Securities available-for-sale: Fair value measurement for Level 1 securities is based upon quoted prices. Fair value measurement for Level 2 securities are based upon quoted prices, if available. If quoted prices are not available, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. Level 1 securities include equity securities traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  Other securities available-for-sale are reported at fair value utilizing Level 2 inputs.

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

FHLB advances and other borrowings: Fair values of FHLB advances and other borrowings are estimated using discounted cash flow analysis based on interest rates currently being offered with similar terms.

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

The estimated fair values of the Company’s financial instruments as described above were as follows:

		June 30, 2014		December 31, 2013
	Fair Value
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$23,718,424	$23,718,000	$24,270,031	$24,270,000
Interest bearing deposits	Level 1	26,426,762	26,427,000	23,628,117	23,628,000
Securities available-for-sale	See previous table	599,239,228	599,239,000	580,039,080	580,039,000
Loans receivable, net	Level 2	549,980,394	549,972,000	564,501,547	562,073,000
Loans held for sale	Level 2	697,145	697,000	295,618	296,000
Accrued income receivable	Level 1	7,186,788	7,187,000	7,437,673	7,438,000
Financial liabilities:
Deposits	Level 2	$982,570,399	$984,720,000	$1,011,803,178	$1,014,150,000
Securities sold under agreements to repurchase	Level 1	61,151,643	61,152,000	39,616,644	39,617,000
FHLB advances	Level 2	14,504,421	15,336,000	14,540,526	15,441,000
Other borrowings	Level 2	20,000,000	21,574,000	20,000,000	22,033,000
Accrued interest payable	Level 1	538,201	538,000	594,223	594,000

The methodologies used to determine fair value as of June 30, 2014 did not change from the methodologies described in the December 31, 2013 Annual Financial Statements.

6.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2014:
U.S. government treasuries	$948,899	$9,617	$-	$958,516
U.S. government agencies	94,351,719	1,269,063	(687,018)	94,933,764
U.S. government mortgage-backed securities	145,402,327	3,562,782	(385,843)	148,579,266
State and political subdivisions	295,942,426	6,268,608	(1,002,228)	301,208,806
Corporate bonds	50,086,295	744,469	(984,488)	49,846,276
Equity securities, financial industry common stock	629,700	158,700	-	788,400
Equity securities, other	2,924,200	-	-	2,924,200
	$590,285,566	$12,013,239	$(3,059,577)	$599,239,228

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2013:
U.S. government agencies	$61,569,302	$1,116,644	$(1,508,155)	$61,177,791
U.S. government mortgage-backed securities	153,857,058	2,846,821	(1,561,923)	155,141,956
State and political subdivisions	314,177,458	5,055,906	(4,009,231)	315,224,133
Corporate bonds	46,186,879	756,222	(2,191,401)	44,751,700
Equity securities, financial industry common stock	629,700	211,200	-	840,900
Equity securities, other	2,902,600	-	-	2,902,600
	$579,322,997	$9,986,793	$(9,270,710)	$580,039,080

The proceeds, gains and losses from securities available-for-sale are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales of securities available-for-sale	$-	$13,916,614	$3,478,851	$15,618,009
Gross realized gains on securities available-for-sale	-	364,251	135,081	434,753
Gross realized losses on securities available-for-sale	-	1	-	1,512
Tax provision applicable to net realized gains on securities available-for-sale	-	136,000	50,000	162,000

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014:

Securities available-for-sale:
U.S. government agencies	$18,400,184	$(62,881)	$17,384,728	$(624,137)	$35,784,912	$(687,018)
U.S. government mortgage-backed securities	7,162,161	(37,358)	31,556,783	(348,485)	38,718,944	(385,843)
State and political subdivisions	24,182,013	(106,993)	52,699,767	(895,235)	76,881,780	(1,002,228)
Corporate bonds	3,043,661	(22,192)	27,535,766	(962,296)	30,579,427	(984,488)
	$52,788,019	$(229,424)	$129,177,044	$(2,830,153)	$181,965,063	$(3,059,577)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013:

Securities available-for-sale:
U.S. government agencies	$31,806,447	$(1,508,155)	$-	$-	$31,806,447	$(1,508,155)
U.S. government mortgage-backed securities	71,326,568	(1,479,321)	2,771,874	(82,602)	74,098,442	(1,561,923)
State and political subdivisions	99,974,091	(3,028,851)	15,438,484	(980,380)	115,412,575	(4,009,231)
Corporate bonds	21,382,087	(1,150,658)	8,798,047	(1,040,743)	30,180,134	(2,191,401)
	$224,489,193	$(7,166,985)	$27,008,405	$(2,103,725)	$251,497,598	$(9,270,710)

Gross unrealized losses on debt securities totaled $3,059,577 as of June 30, 2014. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.     Loan Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and six months ended June 30, 2014 and 2013 is as follows: (in thousands)

	Three Months Ended June 30, 2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31 2014	$440	$1,540	$3,199	$731	$1,405	$1,107	$146	$8,568
Provision (credit) for loan losses	74	63	(55)	(37)	(24)	(1)	16	36
Recoveries of loans charged-off	-	3	-	-	15	-	6	24
Loans charged-off	-	(103)	-	-	-	-	(8)	(111)
Balance, June 30 2014	$514	$1,503	$3,144	$694	$1,396	$1,106	$160	$8,517

	Six Months Ended June 30 2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2013	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572
Provision (credit) for loan losses	122	81	(86)	8	(55)	(59)	64	75
Recoveries of loans charged-off	-	7	-	-	16	-	11	34
Loans charged-off	-	(108)	-	-	-	-	(56)	(164)
Balance, June 30, 2014	$514	$1,503	$3,144	$694	$1,396	$1,106	$160	$8,517

	Three Months Ended June 30, 2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2013	$326	$1,492	$3,075	$524	$1,305	$904	$160	$7,786
Provision (credit) for loan losses	6	(13)	(73)	67	37	17	19	60
Recoveries of loans charged-off	-	17	-	-	1	-	4	22
Loans charged-off	-	(40)	-	-	-	-	(9)	(49)
Balance, June 30, 2013	$332	$1,456	$3,002	$591	$1,343	$921	$174	$7,819

	Six Months Ended June 30, 2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2012	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773
Provision (credit) for loan losses	(43)	48	143	68	(120)	(24)	2	74
Recoveries of loans charged-off	-	38	-	-	2	-	8	48
Loans charged-off	-	(63)	-	-	-	-	(13)	(76)
Balance, June 30, 2013	$332	$1,456	$3,002	$591	$1,343	$921	$174	$7,819

Allowance for loan losses disaggregated on the basis of impairment analysis method as of June 30, 2014 and December 31, 2013 is as follows: (in thousands)

2014

		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$62	$34	$-	$247	$4	$5	$352
Collectively evaluated for impairment	514	1,441	3,110	694	1,149	1,102	155	8,165
Balance June 30, 2014	$514	$1,503	$3,144	$694	$1,396	$1,106	$160	$8,517

2013

		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$122	$20	$-	$330	$5	$-	$477
Collectively evaluated for impairment	392	1,401	3,210	686	1,105	1,160	141	8,095
Balance December 31, 2013	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572

Loans receivable disaggregated on the basis of impairment analysis method as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

2014

		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$425	$285	$202	$-	$371	$23	$13	$1,319
Collectively evaluated for impairment	30,416	115,402	186,104	53,110	88,903	70,047	13,259	557,241

Balance June 30, 2014	$30,841	$115,687	$186,306	$53,110	$89,274	$70,070	$13,272	$558,560

2013

		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$510	$784	$526	$-	$816	$24	$61	$2,721
Collectively evaluated for impairment	23,418	107,506	205,585	53,834	86,007	81,302	12,734	570,386

Balance December 31, 2013	$23,928	$108,290	$206,111	$53,834	$86,823	$81,326	$12,795	$573,107

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment. The following is a recap of impaired loans, on a disaggregated basis, at June 30, 2014 and December 31, 2013: (in thousands)

	June 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$425	$425	$-	$510	$510	$-
Real estate - 1 to 4 family residential	66	66	-	483	483	-
Real estate - commercial	42	42	-	480	480	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	33	33	-	43	43	-
Agricultural	19	19	-	19	19	-
Consumer and other	8	8	-	61	61	-
Total loans with no specific reserve:	593	593	-	1,596	1,596	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	219	219	62	301	301	122
Real estate - commercial	160	160	34	46	46	20
Real estate - agricultural	-	-	-	-	-	-
Commercial	338	338	247	773	773	330
Agricultural	4	4	4	5	5	5
Consumer and other	5	5	5	-	-	-
Total loans with specific reserve:	726	726	352	1,125	1,125	477

Total
Real estate - construction	425	425	-	510	510	-
Real estate - 1 to 4 family residential	285	285	62	784	784	122
Real estate - commercial	202	202	34	526	526	20
Real estate - agricultural	-	-	-	-	-	-
Commercial	371	371	247	816	816	330
Agricultural	23	23	4	24	24	5
Consumer and other	13	13	5	61	61	-

	$1,319	$1,319	$352	$2,721	$2,721	$477

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2014 and 2013: (in thousands)

	Three Months Ended June 30,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$461	$-	$939	$-
Real estate - 1 to 4 family residential	66	-	607	-
Real estate - commercial	43	177	1,440	-
Real estate - agricultural	-	-	-	-
Commercial	38	-	65	-
Agricultural	19	-	-	-
Consumer and other	11	-	2	-
Total loans with no specific reserve:	638	177	3,053	-

With an allowance recorded:
Real estate - construction	-	-	410	-
Real estate - 1 to 4 family residential	308	-	419	-
Real estate - commercial	103	-	1,321	-
Real estate - agricultural	-	-	-	-
Commercial	546	70	774	-
Agricultural	4	-	6	-
Consumer and other	3	-	1	-
Total loans with specific reserve:	964	70	2,931	-

Total
Real estate - construction	461	-	1,349	-
Real estate - 1 to 4 family residential	374	-	1,026	-
Real estate - commercial	146	177	2,761	-
Real estate - agricultural	-	-	-	-
Commercial	584	70	839	-
Agricultural	23	-	6	-
Consumer and other	14	-	3	-

	$1,602	$247	$5,984	$-

	Six Months Ended June 30,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$477	$-	$979	$-
Real estate - 1 to 4 family residential	205	5	623	-
Real estate - commercial	189	206	1,420	2
Real estate - agricultural	-	-	-	-
Commercial	39	-	70	-
Agricultural	19	-	-	-
Consumer and other	28	-	3	-
Total loans with no specific reserve:	957	211	3,095	2

With an allowance recorded:
Real estate - construction	-	-	417	-
Real estate - 1 to 4 family residential	305	-	434	-
Real estate - commercial	84	-	1,514	-
Real estate - agricultural	-	-	-	-
Commercial	622	70	726	-
Agricultural	4	-	6	-
Consumer and other	2	-	-	-
Total loans with specific reserve:	1,017	70	3,097	-

Total
Real estate - construction	477	-	1,396	-
Real estate - 1 to 4 family residential	510	5	1,057	-
Real estate - commercial	273	206	2,934	2
Real estate - agricultural	-	-	-	-
Commercial	661	70	796	-
Agricultural	23	-	6	-
Consumer and other	30	-	3	-

	$1,974	$281	$6,192	$2

The interest foregone on nonaccrual loans for the three months ended June 30, 2014 and 2013 was approximately $25,000 and $81,000, respectively. The interest foregone on nonaccrual loans for the six months ended June 30, 2014 and 2013 was approximately $61,000 and $166,000, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $733,000 as of June 30, 2014, of which all were included in impaired loans and nonaccrual loans. The Company had TDRs of $1,424,000 as of December 31, 2013, all of which were included in impaired loans, $1,237,000 was included as nonaccrual loans and $187,000 was on accrual status.

The following table sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three and six months ended June 30, 2014 and 2013: (dollars in thousands)

Three Months Ended June 30,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	1	130	130
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	-	$-	$-	1	$130	$130

	Six Months Ended June 30,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	1	43	43	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	1	130	130
Agricultural	1	19	19	-	-	-
Consumer and other	1	6	6	-	-	-

	3	$68	$68	1	$130	$130

There was no new TDR activity in the three months ended June 30, 2014. However, during the three months ended March 31, 2014, the Company granted concessions to two borrowers experiencing financial difficulties. The commercial real estate loan was restructured as an interest only loan for a period of time. The agricultural and consumer loans maturity date was extended one year with interest only until maturity.

During the three months ended June 30, 2013, the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties. The loan was restricted with a collateral shortfall. There was no new TDR activity in the three months ended March 31, 2013.

A TDR loan is considered to have payment default when it is past due 60 days or more.

One TDR loan modified during the twelve months ended June 30, 2014 had a payment default. This modified TDR loan had a balance as of June 30, 2014 of $94,000. Two TDR loans modified during the twelve months ended June 30, 2013 had payment defaults. These modified TDR loans had a balance as of June 30, 2013 of $138,000.

There was one charge-off related to a TDR for the six months ended June 30, 2014 in the amount of $44,000 and no charge-offs related to TDRs for the six months ended June 30, 2013. For the six months ended June 30, 2014, the specific reserves were reduced by $100,000 as a result of one TDR that is no longer considered impaired. For the six months ended June 30, 2013, there was no impact on specific reserves due to TDRs.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2014 and December 31, 2013, is as follows: (in thousands)

2014

		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$30,841	$30,841	$-
Real estate - 1 to 4 family residential	1,033	94	1,127	114,560	115,687	-
Real estate - commercial	-	45	45	186,261	186,306	-
Real estate - agricultural	-	-	-	53,110	53,110	-
Commercial	573	227	800	88,474	89,274	-
Agricultural	80	-	80	69,990	70,070	-
Consumer and other	41	-	41	13,231	13,272	-

	$1,727	$366	$2,093	$556,467	$558,560	$-

2013

		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$23,928	$23,928	$-
Real estate - 1 to 4 family residential	1,059	4,000	5,059	103,231	108,290	27
Real estate - commercial	-	46	46	206,065	206,111	-
Real estate - agricultural	-	-	-	53,834	53,834	-
Commercial	88	375	463	86,360	86,823	-
Agricultural	-	-	-	81,326	81,326	-
Consumer and other	35	-	35	12,760	12,795	-

	$1,182	$4,421	$5,603	$567,504	$573,107	$27

The credit risk profile by internally assigned grade, on a disaggregated basis, at June 30, 2014 and December 31, 2013 is as follows: (in thousands)

2014

	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$24,772	$155,444	$50,194	$77,265	$66,153	$373,828
Watch	2,750	20,385	2,804	10,416	3,638	39,993
Special Mention	-	738	-	30	89	857
Substandard	2,894	9,537	112	1,192	167	13,902
Substandard-Impaired	425	202	-	371	23	1,021

	$30,841	$186,306	$53,110	$89,274	$70,070	$429,601

2013

	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$16,887	$169,659	$51,486	$73,073	$78,476	$389,581
Watch	3,545	20,267	2,051	10,717	1,963	38,543
Special Mention	-	798	-	796	9	1,603
Substandard	2,986	14,862	297	1,421	854	20,420
Substandard-Impaired	510	526	-	816	24	1,876

	$23,928	$206,112	$53,834	$86,823	$81,326	$452,023

The credit risk profile based on payment activity, on a disaggregated basis, at June 30, 2014 and December 31, 2013 is as follows:

2014

	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$115,402	$13,259	$128,661
Non-performing	285	13	298

	$115,687	$13,272	$128,959

2013

	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$107,667	$12,740	$120,407
Non-performing	623	55	678

	$108,290	$12,795	$121,085

8.     Other Real Estate Owned

The following table provides the composition of other real estate owned as of June 30, 2014 and December 31, 2013:

	2014	2013

Construction and land development	$6,745,298	$6,750,503
1 to 4 family residential real estate	1,368,977	1,296,227
Commercial real estate	814,377	814,377

	$8,928,652	$8,861,107

The Company is actively marketing the assets referred in the table above. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. The assets above are primarily located in the metropolitan Des Moines, Iowa and Ames, Iowa areas.

9.     Goodwill

Goodwill was recognized in 2012 due to an acquisition which resulted in an expanded market area. The goodwill resulted from a premium paid related to this acquisition. The goodwill is not amortized but is evaluated for impairment at least annually. For income tax purposes, goodwill is amortized over 15 years.

10.     Core deposit intangible asset

In conjunction with the 2012 acquisition mentioned in Note 9, the Corporation recorded a $1.5 million core deposit intangible asset. The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets at June 30, 2014 and December 31, 2013:

	2014		2013
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$1,500,000	$597,184	$1,500,000	$470,436

There were no additions of acquired intangible assets during 2014 or 2013.

Amortization expense on core deposit intangible assets totaled $61,000 and $68,425 for the three months ended June 30, 2014 and 2013, respectively. Amortization expense on core deposit intangible assets totaled $126,748 and $142,198 for the six months ended June 30, 2014 and 2013, respectively.

Estimated remaining amortization expense on core deposit intangible for the years ending is as follows:

2014	$117,252
2015	217,500
2016	193,864
2017	172,768
2018	152,732
2019	48,700

$902,816

11.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. On April 30, 2014, First National Bank, Ames, Iowa, a 100% owned subsidiary of Ames National Corporation, entered into a purchase and assumption agreement with another financial institution to purchase substantially all of the assets of the other institution, including loans, and assume substantially all of the liabilities of the other institution, including deposits. At closing, First National Bank expects to provide the seller with a payment of approximately $4,700,000, adjusted for certain items at closing. The transaction is expected to close in the third quarter of 2014 and is subject to regulatory approval and other customary closing conditions. There were no other significant events or transactions occurring after June 30, 2014, but prior to August 6, 2014, that provided additional evidence about conditions that existed at June 30, 2014. There were no other significant events or transactions that provided evidence about conditions that did not exist at June 30, 2014.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. The Banks also offer investment services through a third-party broker-dealer. The Company employs twelve individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 192 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and Banks; (iii) fees on wealth management services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks (v) gain on sale of loans held for sale and (vi) ATM and card fees. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) provision for loan losses; (iii) salaries and employee benefits; (iv) data processing costs associated with maintaining the Banks’ loan and deposit functions; and (v) occupancy expenses for maintaining the Banks’ facilities. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

On April 30, 2014, First National Bank, a 100% owned subsidiary of the Company, entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with First Bank, an Iowa state charted bank located in West Des Moines, Iowa. The Agreement provides for the purchase of substantially all of the assets, including loans, and the assumption of substantially all of the liabilities, including deposit accounts, of First Bank. All three bank offices currently operated by First Bank in West Des Moines, Iowa and Johnston, Iowa will become offices of First National Bank following the closing. At closing, First National will pay to First Bank approximately $4,700,000, adjusted for First Bank’s net income (loss) from January 1, 2014 through the acquisition date, as well as certain other items. The transaction is expected to close in the third quarter of 2014 and is subject to regulatory approval and other customary closing conditions. The Purchase Agreement contains standard seller representations and warranties and indemnification obligations to be secured by an escrow arrangement into which $1.0 million of the purchase price payment will be deposited at closing.

The Company had net income of $3,855,000, or $0.41 per share, for the three months ended June 30, 2014, compared to net income of $3,279,000, or $0.35 per share, for the three months ended June 30, 2013. Total equity capital as of June 30, 2014 totaled $152.3 million or 12.3% of total assets.

The increase in quarterly earnings can be primarily attributed to increases in loan and securities available-for-sale interest income and a decrease in other real estate owned expenses, offset in part by a decrease in securities gains.

Net loan charge-offs totaled $87,000 and $27,000 for the three months ended June 30, 2014 and 2013, respectively. The provision for loan losses totaled $36,000 and $60,000 for the three months ended June 30, 31, 2014 and 2013, respectively.

The Company had net income of $8,381,000, or $0.90 per share, for the six months ended June 30, 2014, compared to net income of $6,865,000, or $0.74 per share, for the six months ended June 30, 2013.

The increase in quarterly earnings can be primarily attributed to an after tax gain on the sale of premises and equipment of $788,000, increases in loan and securities available-for-sale interest income and a decrease in other real estate owned expenses, offset in part by a decrease in securities gains. The Company sold its office location near Iowa State University in Ames, Iowa (University office), but the Company will maintain a presence near the campus. Excluding the after tax one-time gain on the sale of premises and equipment, net income of $7,593,000 or $0.82 per share in 2014, would have still exceeded 2013 earnings of $6,865,000, or $0.74 per share.

Net loan charge-offs totaled $130,000 and $28,000 for the six months ended June 30, 2014 and 2013, respectively. The provision for loan losses totaled $75,000 and $74,000 for the six months ended June 30, 2014 and 2013, respectively.

 The following management discussion and analysis will provide a review of important items relating to:

●	Challenges
●	Key Performance Indicators and Industry Results
●	Critical Accounting Policies
●	Income Statement Review
●	Balance Sheet Review
●	Asset Quality Review and Credit Risk Management
●	Liquidity and Capital Resources
●	Forward-Looking Statements and Business Risks

Challenges

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges. These challenges are addressed in the Company’s most recent Annual Report on Form 10-K filed on March 12, 2014.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 6,730 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months Ended	6 Months Ended	3 Months Ended		Years Ended December 31,
	June 30, 2014		March 31, 2014		2013		2012
	Company		Company	Industry *	Company	Industry	Company	Industry

Return on assets	1.23%	1.34%	1.45%	1.01%	1.14%	1.07%	1.24%	1.00%

Return on equity	10.27%	11.33%	12.43%	8.99%	9.76%	9.56%	10.08%	8.92%

Net interest margin	3.30%	3.27%	3.24%	3.17%	3.18%	3.26%	3.35%	3.42%

Efficiency ratio	50.49%	47.96%	45.63%	61.48%	52.78%	60.54%	52.33%	61.60%

Capital ratio	12.01%	11.85%	11.69%	9.54%	11.67%	9.41%	12.31%	9.15%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.23% and 1.05% for the three months ended June 30, 2014 and 2013, respectively. The increase in this ratio in 2014 from the previous period is due to an increase in net income primarily due to increases in loans and securities available-for-sale interest income and a decrease in other real estate owned expenses, offset in part by a decrease in securities gains.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 10.27% and 8.98% for the three months ended June 30, 2014 and 2013, respectively. The increase in this ratio in 2014 from the previous period is due to an increase in net income primarily due to increases in loans and securities available-for-sale interest income and a decrease in other real estate owned expenses, offset in part by a decrease in securities gains.

●     Net Interest Margin

The net interest margin for the three months ended June 30, 2014 and 2013 was 3.30% and 3.07%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The increase in this ratio in 2014 is primarily the result of an increase in the average balance of real estate loans, higher yields on taxable securities available-for-sale and the recognition of interest income on nonaccrual loans that were returned to accrual status.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 50.49% and 57.26% for the three months ended June 30, 2014 and 2013, respectively. The change in the efficiency ratio in 2014 from the previous period is primarily the result of increased net interest income and decreased noninterest expense.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.01% as of June 30, 2014 is significantly higher than the industry average as of March 31, 2014.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2014:

Effects of Last Year’s Rate Increase Are Evident in First Quarter Results

The increase in medium- and long-term interest rates that occurred in second quarter 2013 continued to affect year-over-year earnings comparisons. Lower noninterest income, reflecting diminished mortgage revenue, declining trading income, and a one-time gain that inflated year-ago results, was the principal cause of the $3.1 billion (7.6%) year-over-year decline in industry earnings. This is only the second time in the last 19 quarters that the industry has reported a year-over-year decline in quarterly earnings. Both declines have occurred in the last three quarters. Last year’s rise in interest rates resulted in a drying-up of demand for mortgage refinancings. Without this demand, mortgage originations have fallen sharply, and mortgage revenue has declined by almost one-half. The increase in interest rates also resulted in a steeper yield curve that has been beneficial for the net interest margins of banks that invest in longer-term assets and fund the investments with short-term liabilities. For the industry in aggregate, the declines in mortgage revenue and realized gains on securities caused by higher interest rates outweighed the gains in net interest income that stemmed from a steeper yield curve. For a majority of banks, however, the opposite was true. Even as total industry net income fell, more than half of all banks—54%—reported increased earnings compared with the year-ago period. The average return on assets for the quarter was 1.01%, down from 1.12% in first quarter 2013.

Lower Noninterest Income Outweighs Growth in Net Interest Income

Net operating revenue—the sum of net interest income and total noninterest income—totaled $163.7 billion in the first quarter. This was $6.7 billion (4%) lower than the first-quarter 2013 total. Net interest income was $361 million (0.3%) higher than the year before, but noninterest income was down by $7.1 billion (10.7%). More than two-thirds of all banks reported year-over-year increases in net interest income, but only seven of the 20 largest banks reported increases. The average net interest margin fell to 3.17%, from 3.27% in first quarter 2013, although 54% of banks reported higher margins compared with first quarter 2013. Larger institutions are less invested in longer-maturity, higher-yield assets, and a sizable share of their recent asset growth has consisted of low-yield, high-liquidity balances at Federal Reserve banks. They experienced the greatest margin erosion.

Reduced Income From Mortgage Lending Contributes to Revenue Decline

The year-over-year decline in noninterest income was led by a $4 billion (53.6%) drop in income from mortgage sales, securitization, and servicing. Trading revenue was $1.4 billion (18.3%) lower than the comparable period in 2013. In addition, first quarter 2013 noninterest income received a $2.5 billion boost from a litigation settlement, while there was no similar boost to first quarter 2014 income. A majority of banks, 55.6%, reported lower noninterest income than in first quarter 2013. Noninterest expense was essentially unchanged from 2013 (down $18 million, or 0.02%). Payroll expenses were $579 million (1.2%) lower, as the number of full-time equivalent employees was 43,890 fewer than a year ago. First-quarter expenses were elevated by a $959 million litigation expense.

Gains From Lower Provisioning Are Diminishing

The largest positive contribution to the year-over-year change in earnings came from reduced loan-loss provisions. The $7.6 billion that banks set aside for their loan-loss reserves was $3.3 billion (30.3%) lower than the year before. This is the 18th consecutive quarter that loan-loss provisions have declined year over year, and it is the second-smallest decline during this period. Forty-two percent of all banks reduced their loss provisions.

Charge-Offs Fall to Pre-Crisis Level

Loan losses continued to decline. Net charge-offs (NCOs) fell year over year for a 15th consecutive quarter, to $10.4 billion, $5.5 billion (34.8%) less than in first quarter 2013. This is the lowest quarterly NCO total since second quarter 2007. Charge-offs were lower across all major loan categories, with the largest declines occurring in residential mortgage loans (down $2 billion, 63.1%), home equity lines (down $1 billion, 53.3%), real estate loans secured by nonfarm nonresidential properties (down $734 million, 71.9%), and credit cards (down $709 million, 11.4%). The annualized NCO rate fell to 0.52% from 0.83% in first quarter 2013.

Noncurrent Balances Fall Below $200 Billion

The amount of loan and lease balances that were noncurrent (90 days or more past due or in nonaccrual status) declined for a 16th quarter in a row, as noncurrent levels improved in all major loan categories. Noncurrent balances totaled $195.1 billion at the end of the first quarter, down $12.1 billion (5.8%) from the total at year-end 2013. This is the first time since the end of third quarter 2008 that noncurrent balances have been below $200 billion. The improvement was led by residential mortgage loans, where noncurrent balances fell by $8.7 billion (6.5%), real estate loans secured by nonfarm nonresidential properties (down $1.2 billion, 5.7%) and real estate construction and development loans (down $1.1 billion, 12.7%).

Reserve Coverage Improves for Sixth Consecutive Quarter

Banks continued to release reserves in the first quarter, adding $7.6 billion in loss provisions while net charge-offs subtracted $10.4 billion. Total loan-loss reserves declined from $135.9 billion at year-end 2013 to $132.3 billion. This is the 16th consecutive quarter that reserve balances have fallen; reserves are now at a six-year low. The industry’s coverage ratio of reserves to noncurrent loans increased from 65.6% to 67.8% during the quarter, however, owing to the decline in noncurrent loan balances. The coverage ratio has increased in each of the last six quarters. A year ago, the ratio was 59.5%.

Capital Measures Exhibit Strength

Equity capital increased by $29.8 billion (1.8%) in the quarter. Retained earnings contributed $17.3 billion, down from $25.9 billion in the same period of 2013, as declared dividends were up by $5.5 billion (38.3%). Higher market values for available-for-sale securities added $6.7 billion to equity during the quarter. Both the core capital (leverage) ratio and the Tier 1 risk-based capital ratio (as defined for Prompt Corrective Action purposes) rose to record levels for the industry. At the end of the first quarter, 98.2% of all insured institutions, representing 99.8% of industry assets, met or exceeded the requirements of the highest regulatory capital category.

Pace of Loan Growth Picks Up

Total assets increased by $178.3 billion (1.2%) in the first three months of 2014. Balances with Federal Reserve banks rose by $82.5 billion (7.1%), accounting for 46% of total asset growth. Investment securities portfolios rose by $52.7 billion (1.8%), as banks increased their holdings of U.S. Treasury securities by $44.6 billion (23.1%). Total loans and leases increased by $37.8 billion (0.5%) during the quarter. Credit card balances and agricultural production loans posted seasonal declines of $33 billion (4.8%) and $5.7 billion (8%), respectively. Home equity lines of credit declined for a 20th consecutive quarter, falling by $7.2 billion (1.4%). Residential mortgage balances declined by $6.3 billion (0.3%), as banks reduced their inventories of mortgages held for sale. All other major loan categories increased during the quarter. Loans to commercial and industrial borrowers increased by $15.3 billion (1.0%), while real estate loans secured by multifamily residential properties rose by $9 billion (3.4%), real estate loans secured by nonfarm nonresidential properties increased by $8.1 billion (0.7%), and auto loans rose by $6.2 billion (1.8%). Assets in trading accounts declined by $18.6 billion (3.1%).

Retail Deposits Lead Growth in Funding

Deposit balances were up by $125.8 billion (1.1%) in the quarter, as deposits in foreign offices fell by $5.4 billion (0.4%) and domestic office deposits increased by $131.1 billion (1.3%). Much of the increase in domestic deposits consisted of balances in smaller-denomination accounts. Deposits in accounts of less than $250,000 rose by $85.9 billion (1.7%). Nondeposit liabilities increased by $25.4 billion (1.4%), as unsecured borrowings increased by $28.1 billion (13.9%), and securities sold under repo agreements rose by $22 billion (7.2%). Liabilities in trading accounts declined by $22 billion (9.1%).

Problem List Falls to Less Than Half of Recent Peak

The number of insured commercial banks and savings institutions reporting financial results declined to 6,730 in the first quarter, down from 6,812 reporters at the end of fourth quarter 2013. No new reporters were added in the first quarter. Mergers absorbed 74 institutions during the quarter, and five insured institutions failed. The number of institutions on the FDIC’s “Problem List” declined from 467 to 411 during the quarter. Assets of “problem” banks fell from $152.7 billion to $126.1 billion. The number of full-time equivalent employees declined to 2,058,927, from 2,102,817 in first quarter 2013. This is the fourth consecutive quarter that the number of employees has declined year over year.

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

Goodwill

Goodwill arose in connection with an acquisition. For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Through June 30, 2014, no conditions indicated impairment has incurred. The next annual test will be performed in the fourth quarter of 2014. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used at the time of that evaluation.

Income Statement Review for the Three Months ended June 30, 2014

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2014 and 2013:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$84,045	$1,020	4.86%	$83,057	$976	4.70%
Agricultural	70,165	846	4.82%	67,331	893	5.31%
Real estate	388,812	4,543	4.67%	354,301	4,082	4.61%
Consumer and other	13,058	168	5.13%	14,368	197	5.49%

Total loans (including fees)	556,080	6,577	4.73%	519,057	6,148	4.74%

Investment securities
Taxable	304,042	1,851	2.44%	306,358	1,400	1.83%
Tax-exempt 2	292,620	2,530	3.46%	300,654	2,687	3.57%
Total investment securities	596,662	4,381	2.94%	607,012	4,087	2.69%

Interest bearing deposits with banks and federal funds sold	41,750	73	0.70%	54,042	108	0.80%

Total interest-earning assets	1,194,492	$11,031	3.69%	1,180,111	$10,343	3.51%

Noninterest-earning assets	56,279			65,207

TOTAL ASSETS	$1,250,771			$1,245,318

1	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended June 30,

	2014			2013

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$610,014	$298	0.20%	$614,247	$309	0.20%
Time deposits > $100,000	95,744	233	0.98%	96,211	286	1.19%
Time deposits < $100,000	141,184	332	0.94%	150,659	405	1.07%
Total deposits	846,942	863	0.41%	861,117	1,000	0.46%
Other borrowed funds	75,543	304	1.61%	64,651	295	1.82%

Total Interest-bearing liabilities	922,485	1,167	0.51%	925,768	1,295	0.56%

Noninterest-bearing liabilities
Demand deposits	171,972			167,003
Other liabilities	6,112			6,445

Stockholders' equity	150,202			146,102

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,250,771			$1,245,318

Net interest income		$9,864	3.30%		$9,048	3.07%

Spread Analysis
Interest income/average assets	$11,031	3.53%		$10,343	3.32%
Interest expense/average assets	$1,167	0.37%		$1,295	0.42%
Net interest income/average assets	$9,864	3.15%		$9,048	2.91%

Net Interest Income

For the three months ended June 30, 2014 and 2013, the Company's net interest margin adjusted for tax exempt income was 3.30% and 3.07%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2014 totaled $8,979,000 compared to $8,107,000 for the three months ended June 30, 2013.

For the three months ended June 30, 2014, interest income increased $745,000, or 7.9%, when compared to the same period in 2013. The increase from 2013 was primarily attributable higher average balance of loans, higher average yields on securities available-for-sale and recognition of $248,000 of interest income on two nonaccrual loans that were returned to accrual during the quarter. The higher average balances were due primarily to increased loan demand. The higher yield on securities available-for-sale is due primarily to the slowdown in the payments received on U.S. Government mortgage-backed securities.

Interest expense decreased $128,000, or 9.9%, for the three months ended June 30, 2014 when compared to the same period in 2013. The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits and a decrease in the average balance of time deposits. The lower yields were due primarily to continued low market interest rates.

Provision for Loan Losses

The Company’s provision for loan losses was $36,000 and $60,000 for the three months ended June 30, 2014 and 2013, respectively. Net loan charge-offs were $87,000 and $27,000 for the three months ended June 30, 2014 and 2013, respectively.

Noninterest Income and Expense

Noninterest income decreased $355,000 or 17.0% for the three months ended June 30, 2014 compared to the same period in 2013. The decrease in noninterest income is primarily due to no securities gains in 2014, as compared to $364,000 of gains in 2013 and a decrease in gains realized on the sale of loans held for sale due to decreased secondary market volume as refinancing activity has slowed, offset in part by an increase in wealth management service income. Excluding net security gains, non-interest income increased $9,000, or 0.5%.

Noninterest expense decreased $429,000 or 7.4% for the three months ended June 30, 2014 compared to the same period in 2013 primarily as a result of lower other real estate owned expenses, offset in part by increased salaries and benefits due to normal salary increases and higher performance awards associated with increased profitability. The lower other real estate owned expense was due to no impairment write downs in 2014 as compared to $670,000 of impairment write downs in 2013. Excluding impairment write downs of other real estate owned, noninterest expense increased $241,000, or 4.7%.

Income Taxes

The provision for income taxes expense for the three months ended June 30, 2014 and 2013 was $1,414,000 and $1,019,000, representing an effective tax rate of 27% and 24%, respectively. The increase in the effective rate is due primarily to an increase in the percentage of taxable income to total income as a result of a higher volume of taxable earning assets.

Income Statement Review for the Six Months ended June 30, 2014

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2014 and 2013:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$83,718	$1,979	4.73%	$81,528	$1,913	4.69%
Agricultural	71,166	1,717	4.83%	66,990	1,797	5.37%
Real estate	389,826	8,937	4.59%	351,093	8,191	4.67%
Consumer and other	12,919	353	5.46%	14,961	404	5.41%

Total loans (including fees)	557,629	12,986	4.66%	514,572	12,305	4.78%

Investment securities
Taxable	298,951	3,615	2.42%	300,208	2,780	1.85%
Tax-exempt 2	293,840	5,104	3.47%	293,530	5,344	3.64%
Total investment securities	592,791	8,719	2.94%	593,738	8,124	2.74%

Interest bearing deposits with banks and federal funds sold	41,766	146	0.70%	57,287	218	0.76%

Total interest-earning assets	1,192,186	$21,851	3.67%	1,165,597	$20,647	3.54%

Noninterest-earning assets	55,939			67,121

TOTAL ASSETS	$1,248,125			$1,232,718

1	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months ended June 30,

	2014			2013

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$611,376	$594	0.19%	$598,414	$596	0.20%
Time deposits > $100,000	95,871	478	1.00%	97,759	567	1.16%
Time deposits < $100,000	142,607	683	0.96%	152,450	832	1.09%
Total deposits	849,854	1,755	0.41%	848,623	1,995	0.47%
Other borrowed funds	73,528	598	1.63%	65,079	591	1.82%

Total Interest-bearing liabilities	923,382	2,353	0.51%	913,702	2,586	0.57%

Noninterest-bearing liabilities
Demand deposits	170,840			166,388
Other liabilities	5,991			6,932

Stockholders' equity	147,912			145,696

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,248,125			$1,232,718

Net interest income		$19,498	3.27%		$18,061	3.10%

Spread Analysis
Interest income/average assets	$21,851	3.50%		$20,647	3.35%
Interest expense/average assets	$2,353	0.38%		$2,586	0.42%
Net interest income/average assets	$19,498	3.12%		$18,061	2.93%

Net Interest Income

For the six months ended June 30, 2014 and 2013, the Company's net interest margin adjusted for tax exempt income was 3.27% and 3.10%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2014 totaled $17,713,000 compared to $16,192,000 for the six months ended June 30, 2013.

For the six months ended June 30, 2014, interest income increased $1,288,000, or 6.9%, when compared to the same period in 2013. The increase from 2013 was primarily attributable an increase in the average balance of real estate loans, higher yields on taxable securities available-for-sale and the recognition of $281,000 of interest income on several nonaccrual loans that were returned to accrual during the period. The higher average balances of real estate loans were due primarily to increased loan demand. The higher yield on securities available-for-sale is due primarily to the slowdown in the payments received on U.S. Government mortgage-backed securities.

Interest expense decreased $233,000, or 9.0%, for the six months ended June 30, 2014 when compared to the same period in 2013. The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits and a decrease in the average balance of time deposits. The lower yields were due primarily to continued low market interest rates.

Provision for Loan Losses

The Company’s provision for loan losses was $75,000 and $74,000 for the six months ended June 30, 2014 and 2013, respectively. Net loan charge-offs were $130,000 and $28,000 for the six months ended June 30, 2014 and 2013, respectively.

Noninterest Income and Expense

Noninterest income increased $748,000 or 19.0% for the six months ended June 30, 2014 compared to the same period in 2013. The increase in noninterest income is primarily due to the gain on the sale of the Company’s office location near Iowa State University in Ames, Iowa and an increase in wealth management service income. These positive non-interest income factors were partially offset be a decrease in the level of gains realized on the sale of loans held for sale and a decrease in securities gains. The decrease in the gain realized on the sale of loans held for sale due to decreased secondary market volume as refinancing activity has slowed. Excluding net security gains and the gain on the sale and disposal of premises and equipment, non-interest income decreased $196,000, or 5.6%.

Noninterest expense decreased $219,000 or 2.0% for the six months ended June 30, 2014 compared to the same period in 2013 primarily as a result of lower other real estate owned expenses, offset in part by increased salaries and benefits due to normal salary increases and higher performance awards associated with increased profitability. The lower other real estate owned expense was due to no impairment write downs in 2014 as compared to $670,000 of impairment write downs in 2013. Excluding impairment write downs of other real estate owned, noninterest expense increased $451,000, or 4.4%.

Income Taxes

The provision for income taxes expense for the six months ended June 30, 2014 and 2013 was $3,199,000 and $2,228,000, representing an effective tax rate of 28% and 25%, respectively. The increase in the effective rate is due primarily to an increase in the percentage of taxable income to total income as a result of a higher volume of taxable earning assets.

Balance Sheet Review

As of June 30, 2014, total assets were $1,235,704,000, a $2,620,000 increase compared to December 31, 2013. Assets remain relatively unchanged as compared to last year.

Investment Portfolio

The investment portfolio totaled $599,239,000 as of June 30, 2014, an increase of $19,200,000 or 3.3% from the December 31, 2013 balance of $580,039,000. The increase in the investment portfolio was primarily due to an increase in U.S. government agencies portfolio and an increase in the unrealized gain on securities, offset in part by pay downs of U.S. government mortgage-backed securities and maturities of state and political subdivision bonds.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of June 30, 2014, gross unrealized losses of $3,060,000, are considered to be temporary in nature due to the increasing interest rate environment of 2014 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At June 30, 2014, the Company’s investment securities portfolio included securities issued by 320 government municipalities and agencies located within 25 states with a fair value of $301.2 million. At December 31, 2013, the Company’s investment securities portfolio included securities issued by 315 government municipalities and agencies located within 25 states with a fair value of $315.2 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of June 30, 2014 was $5.5 million (approximately 1.8% of the fair value of the governmental municipalities and agencies) represented by the Urbandale, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of June 30, 2014 and December 31, 2013 identifying the state in which the issuing government municipality or agency operates.

	At June 30, 2014		At December 31, 2013

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$82,308,764	$83,690,331	$89,366,543	$90,185,483
Texas	11,691,807	11,977,097	12,157,710	12,194,442
Minnesota	9,385,648	9,558,928	10,675,196	10,822,010
Pennsylvania	7,364,432	7,375,301	7,351,955	7,259,169
Other (2014: 16 states; 2013: 17 states)	32,210,359	32,745,443	36,825,202	37,119,745

Total general obligation bonds	$142,961,010	$145,347,100	$156,376,606	$157,580,849

Revenue bonds:
Iowa	$140,977,598	$143,715,031	$147,961,627	$147,879,830
Other (2014: 12 states; 2013: 10 states)	12,003,818	12,146,675	9,839,225	9,763,454

Total revenue bonds	$152,981,416	$155,861,706	$157,800,852	$157,643,284

Total obligations of states and political subdivisions	$295,942,426	$301,208,806	$314,177,458	$315,224,133

As of June 30, 2014 and December 31, 2013, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 9 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table.

	At June 30, 2014		At December 31, 2013

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$96,513,793	$98,875,738	$92,533,182	$92,904,707
College and universities, primarily dormitory revenues	15,596,133	15,704,657	15,608,810	15,340,745
Water	12,682,193	12,682,246	13,263,506	12,988,423
Leases	9,921,226	9,902,432	10,202,006	9,977,022
Electric	7,147,480	7,385,821	5,950,969	6,091,440
Other	11,120,591	11,310,812	20,242,379	20,340,947

Total revenue bonds by revenue source	$152,981,416	$155,861,706	$157,800,852	$157,643,284

Loan Portfolio

The loan portfolio, net of the allowance for loan losses of $8,517,000, totaled $549,980,000 as of June 30, 2014, a decrease of $14,521,000, or 2.6%, from the December 31, 2013 balance of $564,502,000. The decrease in the loan portfolio is primarily due to a decrease in the agricultural operating loan portfolio and commercial real estate loan portfolio, offset in part by an increase in the one-to-four family real estate and real estate construction portfolios. The decline in the agricultural operating loan portfolio is due primarily to agricultural customers’ prepaying 2014 operating expenses in 2013 for tax planning purposes and crop input discounts. Subsequently, in the first quarter of 2014, 2013 agricultural operating lines are repaid.

Deposits

Deposits totaled $982,570,000 as of June 30, 2014, a decrease of $29,233,000, or 2.9%, from the December 31, 2013 balance of $1,011,803,000. The decrease in deposits occurred primarily in demand deposits and NOW accounts, offset in part by an increase in retail money market accounts.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase and federal funds purchased totaled $61,152,000 as of June 30, 2014, an increase of $21,535,000, or 54.4%, from the December 31, 2013 balance of $39,617,000. The increase was primarily related to a commercial customer transferring funds to a repurchase account from a commercial checking account and an increase in an existing commercial customer’s repurchase account balance.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on June 30, 2014 totaled $549,980,000 compared to $564,502,000 as of December 31, 2013. Net loans comprise 44.5% of total assets as of June 30, 2014. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.23% at June 30, 2014, as compared to 0.44% at December 31, 2013 and 0.99% at June 30, 2013. The Company’s level of problem loans as a percentage of total loans at June 30, 2014 of 0.23% is lower than the Company’s peer group (347 bank holding companies with assets of $1 billion to $3 billion) of 1.40% as of March 31, 2014.

Impaired loans, net of specific reserves, totaled $967,000 as of June 30, 2014 and were lower than impaired loans of $2,244,000 as of December 31, 2013 and $4,771,000 as of June 30, 2013. The decrease in impaired loans from December 31, 2013 is due primarily to credit improvements and payments received on impaired loans during the six months ended June 30, 2014.

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

The Company had TDRs of $733,000 as of June 30, 2014, of which all were included in impaired loans and on nonaccrual status. The Company had TDRs of $1,424,000 as of December 31, 2013, all of which were included in impaired loans and $1,237,000 were on nonaccrual status and $187,000 were included on accrual status.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognizes impairment through the allowance. The Company had one charge-off related to TDRs for the six months ended June 30, 2014 in the amount of $44,000 and no charge-offs for the six months ended June 30, 2013.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. As of June 30, 2014, non-accrual loans totaled $1,314,000; there were no loans past due 90 days and still accruing. This compares to non-accrual loans of $2,508,000 and $27,000 loans past due 90 days and still accruing as of December 31, 2013. Other real estate owned totaled $8,929,000 as of June 30, 2014 and $8,861,000 as of December 31, 2013.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2014 and December 31, 2013 was 1.52% and 1.50%, respectively. The allowance for loan losses totaled $8,517,000 and $8,572,000 as of June 30, 2014 and December 31, 2013, respectively. Net charge-offs of loans totaled $130,000 and $28,000 for the six months ended June 30, 2014 and 2013, respectively.

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

As of June 30, 2014, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of June 30, 2014 and December 31, 2013 totaled $50,145,000 and $47,898,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of June 30, 2014 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $120,685,000, with $14,504,000 of outstanding FHLB advances at June 30, 2014. Federal funds borrowing capacity at correspondent banks was $109,808,000, with no outstanding federal fund balances as of June 30, 2014. The Company had securities sold under agreements to repurchase totaling $61,152,000 and long-term repurchase agreements of $20,000,000 as of June 30, 2014.

Total investments as of June 30, 2014 were $599,239,000 compared to $580,039,000 as of December 31, 2013. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of June 30, 2014.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2014 totaled $10,069,000 compared to the $12,404,000 for the six months ended June 30, 2013. The decrease of $2,335,000 in net cash provided by operating activities was primarily due to an increase in other assets, an increase in the gain on the sale and disposal of premises and equipment and a decrease in amortization, offset by an increase in net income.

Net cash provided by (used in) investing activities for the six months ended June 30, 2014 was $204,000 and compares to $(24,240,000) for the six months ended June 30, 2013. The increase in cash provided by investing activities of $24,444,000 was primarily due to changes in securities available-for-sale and decreases in loans, offset by increases in interest bearing deposits in financial institutions.

Net cash used in financing activities for the six months ended June 30, 2014 totaled $10,825,000 compared to $3,540,000 for the six months ended June 30, 2013. The increase of $7,284,000 in net cash used in financing activities was primarily due to a decrease in deposits, offset in part by an increase in securities sold under agreements to repurchase. As of June 30, 2014, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the six months ended June 30, 2014, dividends paid by the Banks to the Company amounted to $3,800,000 compared to $3,600,000 for the same period in 2013. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.18 per share in 2014 from $0.16 per share in 2013.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $10,414,000 as of June 30, 2014 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

As previously noted, First National and First Bank have entered into the Purchase Agreement under which First National will purchase from First Bank substantially all its assets, including loans, and assume substantially all its liabilities, including deposit accounts. At closing, First National will pay First Bank approximately $4.7 million, adjusted by First Bank’s net income (loss) from January 1, 2014 through the acquisition date, as well as certain other items. The Company expects to fund the purchase price from cash reserves held at First National and does not anticipate that any third-party financing will be required to consummate the transaction.

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of June 30, 2014 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2014 totaled $152,325,000 and was higher than the $142,106,000 recorded as of December 31, 2013. The increase in stockholders’ equity was primarily due to net income, reduced by dividends declared and increased by accumulated other comprehensive income. The increase in other comprehensive income is created by 2014 market interest rates trending lower, which resulted in higher fair values in the securities available-for-sale portfolio. At June 30, 2014 and December 31, 2013, stockholders’ equity as a percentage of total assets was 12.33% and 11.52%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of June 30, 2014.

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

Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this Quarterly Report, including forward-looking statements concerning the Company’s future financial performance and asset quality. Any forward-looking statement contained in this Quarterly Report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to management. If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements. The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following: economic conditions, particularly in the concentrated geographic area in which the Company and its affiliate banks operate; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses dictated by new market conditions or regulatory requirements; fiscal and monetary policies of the U.S. government; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; the Company’s ability to successfully integrate the assets being purchased from First Bank into its operations on a timely and cost effective basis; and other risks and uncertainties inherent in the Company’s business, including those discussed under the headings “Risk Factors” and “Forward-Looking Statements and Business Risks” in the Company’s Annual Report. Management intends to identify forward-looking statements when using words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “should” or similar expressions. Undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In November, 2013, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of June 30, 2014, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2014.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

April 1, 2014 to April 30, 2014	-	$-	-	100,000

May 1, 2014 to May 31, 2014	-	$-	-	100,000

June 1, 2014 to June 30, 2014	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: August 6, 2014	By: /s/ Thomas H. Pohlman

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