Form 10-Q
period 2014-09-30
AMES NATIONAL CORP
filed 2014-11-07
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X _      No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer___	Accelerated filer __X__	Non-accelerated filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No ___X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at October 31, 2014)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2014	2013

ASSETS

Cash and due from banks	$25,685,197	$24,270,031
Interest bearing deposits in financial institutions	41,529,118	23,628,117
Securities available-for-sale	568,103,061	580,039,080
Loans receivable, net	615,701,355	564,501,547
Loans held for sale	447,423	295,618
Bank premises and equipment, net	15,984,355	11,892,329
Accrued income receivable	8,589,329	7,437,673
Other real estate owned	10,187,794	8,861,107
Deferred income taxes	1,662,407	5,027,103
Core deposit intangible, net	1,843,857	1,029,564
Goodwill	6,732,216	5,600,749
Other assets	1,695,913	501,242

Total assets	$1,298,162,025	$1,233,084,160

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$175,656,528	$179,946,472
NOW accounts	294,207,846	299,788,852
Savings and money market	315,650,511	289,307,102
Time, $100,000 and over	98,705,314	97,077,717
Other time	155,565,574	145,683,035
Total deposits	1,039,785,773	1,011,803,178

Securities sold under agreements to repurchase and federal funds purchased	68,194,012	39,616,644
Federal Home Loan Bank (FHLB) advances	16,986,152	14,540,526
Other borrowings	13,000,000	20,000,000
Dividend payable	1,675,964	1,489,746
Accrued expenses and other liabilities	4,550,116	3,527,882
Total liabilities	1,144,192,017	1,090,977,976

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,432,915 shares as of September 30, 2014 and December 31, 2013; outstanding 9,310,913 shares as of September 30, 2014 and December 31, 2013	18,865,830	18,865,830
Additional paid-in capital	22,651,222	22,651,222
Retained earnings	109,239,104	102,154,498
Accumulated other comprehensive income - net unrealized gain on securities available-for-sale	5,230,350	451,132
Treasury stock, at cost; 122,002 shares at September 30, 2014 and December 31, 2013	(2,016,498)	(2,016,498)
Total stockholders' equity	153,970,008	142,106,184

Total liabilities and stockholders' equity	$1,298,162,025	$1,233,084,160

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Interest income:
Loans, including fees	$6,722,179	$6,569,005	$19,708,190	$18,874,279
Securities:
Taxable	1,792,258	1,357,658	5,407,157	4,137,431
Tax-exempt	1,538,531	1,737,687	4,857,733	5,212,498
Interest bearing deposits and federal funds sold	67,183	86,126	213,259	304,172
Total interest income	10,120,151	9,750,476	30,186,339	28,528,380

Interest expense:
Deposits	803,098	924,219	2,557,799	2,919,660
Other borrowed funds	299,434	315,116	897,781	905,966
Total interest expense	1,102,532	1,239,335	3,455,580	3,825,626

Net interest income	9,017,619	8,511,141	26,730,759	24,702,754

Provision for loan losses	55,145	92,388	130,020	165,962

Net interest income after provision for loan losses	8,962,474	8,418,753	26,600,739	24,536,792

Noninterest income:
Wealth management income	686,955	532,709	2,108,150	1,631,478
Service fees	426,588	402,062	1,194,862	1,179,889
Securities gains, net	79,501	204,738	214,582	637,979
Gain on sale of loans held for sale	224,554	268,658	473,733	969,578
Merchant and card fees	281,766	271,485	831,405	884,583
Gain on the sale of premises and equipment, net	-	-	1,242,209	-
Other noninterest income	129,326	140,081	443,505	448,214
Total noninterest income	1,828,690	1,819,733	6,508,446	5,751,721

Noninterest expense:
Salaries and employee benefits	3,513,375	3,288,760	10,235,563	9,736,156
Data processing	656,715	581,301	1,823,635	1,781,152
Occupancy expenses, net	366,258	358,739	1,185,066	1,103,920
FDIC insurance assessments	164,535	173,878	490,231	506,629
Professional fees	332,988	313,174	963,876	853,202
Business development	303,026	255,899	726,503	649,283
Other real estate owned, net	(19,908)	(14,436)	(198)	653,302
Core deposit intangible amortization	76,959	65,751	203,707	207,949
Other operating expenses, net	272,474	207,437	776,248	696,195
Total noninterest expense	5,666,422	5,230,503	16,404,631	16,187,788

Income before income taxes	5,124,742	5,007,983	16,704,554	14,100,725

Provision for income taxes	1,393,256	1,295,916	4,592,054	3,524,028

Net income	$3,731,486	$3,712,067	$12,112,500	$10,576,697

Basic and diluted earnings per share	$0.40	$0.40	$1.30	$1.14

Dividends declared per share	$0.18	$0.16	$0.54	$0.48

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$3,731,486	$3,712,067	$12,112,500	$10,576,697
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(572,017)	4,563,574	7,800,643	(14,424,859)
Less: reclassification adjustment for gains realized in net income	79,501	204,738	214,582	637,979
Other comprehensive income (loss) before tax	(651,518)	4,358,836	7,586,061	(15,062,838)
Tax effect related to other comprehensive income (loss)	241,062	(1,612,769)	(2,806,843)	5,573,250
Other comprehensive income (loss), net of tax	(410,456)	2,746,067	4,779,218	(9,489,588)
Comprehensive income	$3,321,030	$6,458,134	$16,891,718	$1,087,109

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

Nine Months Ended September 30, 2014 and 2013

	Common Stock	Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2012	$18,865,830	$22,651,222	$94,159,839	$11,075,342	$(2,016,498)	$144,735,735
Net income	-	-	10,576,697	-	-	10,576,697
Other comprehensive (loss)	-	-	-	(9,489,588)	-	(9,489,588)
Cash dividends declared, $0.48 per share	-	-	(4,469,239)	-	-	(4,469,239)
Balance, September 30, 2013	$18,865,830	$22,651,222	$100,267,297	$1,585,754	$(2,016,498)	$141,353,605

Balance, December 31, 2013	$18,865,830	$22,651,222	$102,154,498	$451,132	$(2,016,498)	$142,106,184
Net income	-	-	12,112,500	-	-	12,112,500
Other comprehensive income	-	-	-	4,779,218	-	4,779,218
Cash dividends declared, $0.54 per share	-	-	(5,027,894)	-	-	(5,027,894)
Balance, September 30, 2014	$18,865,830	$22,651,222	$109,239,104	$5,230,350	$(2,016,498)	$153,970,008

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Nine Months Ended September 30, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,112,500	$10,576,697
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	130,020	165,962
Provision for off-balance sheet commitments	53,000	25,700
Amortization, net, securities available-for-sale	3,133,065	4,881,915
Amortization of core deposit intangible asset	203,707	207,949
Depreciation	605,100	588,729
Debit (credit) for deferred income taxes	557,853	(162,516)
Securities gains, net	(214,582)	(637,979)
(Gain) on sale of premises and equipment, net	(1,242,209)	-
Impairment of other real estate owned	-	670,000
(Gain) on sale of other real estate owned, net	(7,175)	(32,601)
Change in assets and liabilities:
(Increase) decrease in loans held for sale	(151,805)	402,426
(Increase) in accrued income receivable	(921,324)	(917,171)
(Increase) decrease in other assets	(452,695)	1,893,136
Increase in accrued expenses and other liabilities	115,795	330,819
Net cash provided by operating activities	13,921,250	17,993,066

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(61,818,547)	(133,272,394)
Proceeds from sale of securities available-for-sale	31,688,263	28,314,668
Proceeds from maturities and calls of securities available-for-sale	57,120,089	90,110,257
Net (increase) decrease in interest bearing deposits in financial institutions	(12,182,001)	10,383,741
Net (increase) in loans	(6,705,707)	(18,638,285)
Net proceeds from the sale of other real estate owned	78,990	493,360
Net proceeds from the sale of bank premises and equipment	1,746,444	-
Purchase of bank premises and equipment, net	(1,329,925)	(419,973)
Cash acquired, net of cash paid, for acquired bank offices	16,428,981	-
Other	(19,673)	-
Net cash provided by (used in) investing activities	25,006,914	(23,028,626)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in deposits	(53,879,019)	(27,567,314)
Increase in securities sold under agreements to repurchase and federal funds purchased	25,762,071	4,884,943
Proceeds from FHLB borrowings	-	2,000,000
Payments on FHLB borrowings and other borrowings	(7,054,374)	(2,052,671)
Proceeds from short-term FHLB borrowings, net	2,500,000	23,000,000
Dividends paid	(4,841,676)	(4,376,120)
Net cash used in financing activities	(37,512,998)	(4,111,162)

Net increase (decrease) in cash and due from banks	1,415,166	(9,146,722)

CASH AND DUE FROM BANKS
Beginning	24,270,031	34,805,371
Ending	$25,685,197	$25,658,649

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

Nine Months Ended September 30, 2014 and 2013

	2014	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,602,255	$4,169,666
Income taxes	4,147,836	3,580,854

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$111,109	$213,749

Business Combination:
Fair value of interest bearing deposits in financial institutions acquired	$5,719,000	$-
Fair value of securities available-for-sale acquired	10,602,454	-
Fair value of loans receivable acquired	44,620,021	-
Fair value of bank premises and equipment acquired	3,864,900	-
Fair value of accrued interst receivable acquired	230,332
Fair value of other real estate owned acquired	1,267,720	-
Fair value of other tangible assets acquired	748,511	-
Goodwill	1,131,467	-
Core deposit intangible	1,018,000	-
Deposits assumed	81,962,650	-
Securities sold under repurchase agreements to repurchase assumed	2,815,297
Other liabilities assumed	853,439	-

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At September 30, 2014, Company management has performed a goodwill impairment analysis and determined goodwill was not impaired.

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

2.     Branch Acquisition

On August 29, 2014, First National Bank (FNB) completed the purchase of three bank branches of First Bank located in West Des Moines and Johnston, Iowa.  (the “Acquisition”) The Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share.  The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the September 30, 2014 financial statements as such.  These branches were purchased for cash consideration of $4.1 million.  As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,018,000 and goodwill of $1,131,000. The results of operations for this acquisition have been included since the transaction date of August 29, 2014. The fair value of credit deteriorated purchased loans related to this Acquisition is $1,507,000. These purchase loans are included in the impaired loan category in the financial statements. Non-routine expenses associated with this transaction were approximately $123,000 for the nine months ended September 30, 2014.

The following table summarizes the fair value of the total consideration transferred as a part of the Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Cash consideration transferred	$4,147,680

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and Due from Banks	$20,576,661
Interest bearing deposits in financial institutions	5,719,000
Securities available-for-sale	10,602,454
Loans receivable	44,620,021
Accrued interest receivable	230,332
Bank premises and equipment	3,864,900
Other real estate owned	1,267,720
Core deposit intangible asset	1,018,000
Other assets	748,511
Deposits	(81,962,650)
Securities sold under agreements to repurchase	(2,815,297)
Accrued interest payable and other liabilities	(853,439)

Total identifiable net assets	$3,016,213

Goodwill	$1,131,467

On August 29, 2014, the contractual balance of loans receivable acquired was $45,584,000 and the contractual balance of the deposits assumed was $81,841,000.  Loans receivable acquired include commercial real estate, 1-4 family real estate, commercial operating and consumer loans.

The acquired loans at contractual values as of August 29, 2014 were determined to be risk rated as follows:

Pass	$29,840,000
Watch	6,659,000
Special Mention	1,478,000
Substandard	5,460,000
Deteriorated credit	2,147,000

Total loans acquired at book value	$45,584,000

Loans acquired as deteriorated credit loans will be included with impaired loans.

The core deposit intangible asset is amortized to expense on a declining basis over a period of nine years.  The loan market valuation is accreted to income on a declining basis over a six year period.  The time deposits market valuation is amortized to expense on a declining basis over a two year period.

The excess cash in the transaction has been utilized through reductions in federal funds purchased and other borrowings at FNB.  Going forward any excess cash will be used in the form of investment and or loan growth.

3.	Dividends

On August 13, 2014, the Company declared a cash dividend on its common stock, payable on November 14, 2014 to stockholders of record as of October 31, 2014, equal to $0.18 per share.

4.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and nine months ended September 30, 2014 and 2013 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2014 and December 31, 2013. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2014

U.S. government treasuries	$1,437	$1,437	$-	$-
U.S. government agencies	93,916	-	93,916	-
U.S. government mortgage-backed securities	133,156	-	133,156	-
State and political subdivisions	288,030	-	288,030	-
Corporate bonds	47,783	-	47,783	-
Equity securities, financial industry common stock	769	769	-	-
Equity securities, other	3,012	-	3,012	-

	$568,103	$2,206	$565,897	$-

2013

U.S. government agencies	$61,178	$-	$61,178	$-
U.S. government mortgage-backed securities	155,142	-	155,142	-
State and political subdivisions	315,224	-	315,224	-
Corporate bonds	44,752	-	44,752	-
Equity securities, financial industry common stock	841	841	-	-
Equity securities, other	2,902	-	2,902	-

	$580,039	$841	$579,198	$-

Level 1 securities include equity securities traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  U.S government mortgage-backed securities, state and political subdivisions, most corporate bonds and other equity securities are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the nine months ended September 30, 2014.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of September 30, 2014 and December 31, 2013. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2014

Loans receivable	$297	$-	$-	$297
Other real estate owned	10,188	-	-	10,188

Total	$10,485	$-	$-	$10,485

2013

Loans receivable	$648	$-	$-	$648
Other real estate owned	8,861	-	-	8,861

Total	$9,509	$-	$-	$9,509

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

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $4,644,000 as of September 30, 2014 and December 31, 2013. The Company considers these fair values level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 are as follows: (in thousands)

	2014
	Fair Value	Valuation	Range of	Range
		Techniques	Unobservable Inputs	(Average)

Impaired Loans	$274	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$10,188	Appraisal	Appraisal adjustment	6%-10% (8%)

	2013
	Fair Value	Valuation	Range of	Range
		Techniques	Unobservable Inputs	(Average)

Impaired Loans	$648	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$8,861	Appraisal	Appraisal adjustment	6%-10% (8%)

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

The following disclosures represent financial instruments in which the ending balances at September 30, 2014 and December 31, 2013 are not carried at fair value in their entirety on the consolidated balance sheets.

Cash and due from banks and interest bearing deposits in financial institutions: The recorded amount of these assets approximates fair value.

Securities available-for-sale: Fair value measurement for Level 1 securities is based upon quoted prices. Fair value measurement for Level 2 securities are based upon quoted prices, if available. If quoted prices are not available, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. Level 1 securities include equity securities traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  U.S government mortgage-backed securities, state and political subdivisions, some corporate bonds and other equity securities are reported at fair value utilizing Level 2 inputs.

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

The estimated fair values of the Company’s financial instruments as described above as of September 30, 2014 and December 31, 2013 are as follows: (in thousands)

		2014		2013
	Fair Value
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$25,685	$25,685	$24,270	$24,270
Interest bearing deposits	Level 1	41,529	41,529	23,628	23,628
Securities available-for-sale	See previous table	568,103	568,103	580,039	580,039
Loans receivable, net	Level 2	615,701	617,261	564,502	562,073
Loans held for sale	Level 2	447	447	296	296
Accrued income receivable	Level 1	8,589	8,589	7,438	7,438
Financial liabilities:
Deposits	Level 2	$1,039,786	$1,042,096	$1,011,803	$1,014,150
Securities sold under agreements to repurchase	Level 1	68,194	68,194	39,617	39,617
FHLB advances	Level 2	16,986	17,877	14,541	15,441
Other borrowings	Level 2	13,000	14,451	20,000	22,033
Accrued interest payable	Level 1	549	549	594	594

The methodologies used to determine fair value as of September 30, 2014 did not change from the methodologies described in the December 31, 2013 Annual Financial Statements.

7.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of September 30, 2014 and December 31, 2013 are summarized below: (in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2014:
U.S. government treasuries	$1,428	$9	$-	$1,437
U.S. government agencies	93,654	1,013	(751)	93,916
U.S. government mortgage-backed securities	130,458	3,037	(339)	133,156
State and political subdivisions	282,371	6,216	(557)	288,030
Corporate bonds	48,248	608	(1,073)	47,783
Equity securities, financial industry common stock	630	139	-	769
Equity securities, other	3,012	-	-	3,012
	$559,801	$11,022	$(2,720)	$568,103

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2013:
U.S. government agencies	$61,569	$1,117	$(1,508)	$61,178
U.S. government mortgage-backed securities	153,857	2,847	(1,562)	155,142
State and political subdivisions	314,177	5,056	(4,009)	315,224
Corporate bonds	46,187	756	(2,192)	44,751
Equity securities, financial industry common stock	630	211	-	841
Equity securities, other	2,903	-	-	2,903
	$579,323	$9,987	$(9,271)	$580,039

The proceeds, gains and losses from securities available-for-sale are summarized as follows: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Proceeds from sales of securities available-for-sale	$28,209	$12,697	$31,688	$28,315

Gross realized gains on securities available-for-sale	232	261	367	696

Gross realized losses on securities available-for-sale	(152)	56	(152)	58
Tax provision applicable to net realized gains on securities available-for-sale	30	76	80	238

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of September 30, 2014 and December 31, 2013 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2014:

Securities available-for-sale:
U.S. government agencies	$22,327	$(127)	$17,366	$(624)	$39,693	$(751)
U.S. government mortgage-backed securities	5,278	(20)	29,104	(319)	34,382	(339)
State and political subdivisions	18,715	(91)	36,056	(466)	54,771	(557)
Corporate bonds	7,043	(75)	23,669	(998)	30,712	(1,073)
	$53,363	$(313)	$106,195	$(2,407)	$159,558	$(2,720)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2013:

Securities available-for-sale:
U.S. government agencies	$31,806	$(1,508)	$-	$-	$31,806	$(1,508)
U.S. government mortgage-backed securities	71,327	(1,479)	2,772	(83)	74,099	(1,562)
State and political subdivisions	99,974	(3,029)	15,438	(980)	115,412	(4,009)
Corporate bonds	21,382	(1,151)	8,798	(1,041)	30,180	(2,192)
	$224,489	$(7,167)	$27,008	$(2,104)	$251,497	$(9,271)

Gross unrealized losses on debt securities totaled $2,720,000 as of September 30, 2014. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

8.	Loan Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and nine months ended September 30, 2014 and 2013 is as follows: (in thousands)

	Three Months Ended September 30, 2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30 2014	$514	$1,503	$3,144	$694	$1,396	$1,106	$160	$8,517
Provision (credit) for loan losses	(3)	97	12	(2)	(75)	5	21	55
Recoveries of loans charged-off	-	2	15	-	1	-	4	22
Loans charged-off	-	(35)	-	-	(17)	-	(12)	(64)
Balance, September 30 2014	$511	$1,567	$3,171	$692	$1,305	$1,111	$173	$8,530

	Nine Months Ended September 30 2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2013	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572
Provision (credit) for loan losses	119	178	(74)	6	(130)	(54)	85	130
Recoveries of loans charged-off	-	9	15	-	17	-	15	56
Loans charged-off	-	(143)	-	-	(17)	-	(68)	(228)
Balance, September 30, 2014	$511	$1,567	$3,171	$692	$1,305	$1,111	$173	$8,530

	Three Months Ended September 30, 2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2013	$332	$1,456	$3,002	$591	$1,343	$921	$174	$7,819
Provision (credit) for loan losses	(111)	40	162	21	(78)	68	(10)	92
Recoveries of loans charged-off	-	2	17	-	1	-	4	24
Loans charged-off	-	(18)	-	-	-	-	(14)	(32)
Balance, September 30, 2013	$221	$1,480	$3,181	$612	$1,266	$989	$154	$7,903

	Nine Months Ended September 30, 2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2012	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773
Provision (credit) for loan losses	(154)	88	305	89	(198)	44	(8)	166
Recoveries of loans charged-off	-	40	17	-	3	-	12	72
Loans charged-off	-	(81)	-	-	-	-	(27)	(108)
Balance, September 30, 2013	$221	$1,480	$3,181	$612	$1,266	$989	$154	$7,903

Allowance for loan losses disaggregated on the basis of impairment analysis method as of September 30, 2014 and December 31, 2013 is as follows: (in thousands)

2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$47	$34	$-	$190	$-	$3	$274
Collectively evaluated for impairment	511	1,520	3,137	692	1,115	1,111	170	8,256
Balance September 30, 2014	$511	$1,567	$3,171	$692	$1,305	$1,111	$173	$8,530

2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$122	$20	$-	$330	$5	$-	$477
Collectively evaluated for impairment	392	1,401	3,210	686	1,105	1,160	141	8,095
Balance December 31, 2013	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572

Loans receivable disaggregated on the basis of impairment analysis method as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$412	$503	$864	$-	$724	$19	$11	$2,533
Collectively evaluated for impairment	32,974	134,784	222,248	55,297	88,215	73,575	14,670	621,763

Balance September 30, 2014	$33,386	$135,287	$223,112	$55,297	$88,939	$73,594	$14,681	$624,296

2013
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$510	$784	$526	$-	$816	$24	$61	$2,721
Collectively evaluated for impairment	23,418	107,506	205,585	53,834	86,007	81,302	12,734	570,386

Balance December 31, 2013	$23,928	$108,290	$206,111	$53,834	$86,823	$81,326	$12,795	$573,107

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement. The credit deteriorated loans acquired as a part of the Acquisition have been included in the following information. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment.

The following is a recap of impaired loans, on a disaggregated basis, at September 30, 2014 and December 31, 2013: (in thousands)

	2014			2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$412	$412	$-	$510	$510	$-
Real estate - 1 to 4 family residential	304	304	-	483	483	-
Real estate - commercial	705	705	-	480	480	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	514	514	-	43	43	-
Agricultural	19	19	-	19	19	-
Consumer and other	8	8	-	61	61	-
Total loans with no specific reserve:	1,962	1,962	-	1,596	1,596	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	199	214	47	301	301	122
Real estate - commercial	159	159	34	46	46	20
Real estate - agricultural	-	-	-	-	-	-
Commercial	210	210	190	773	773	330
Agricultural	-	-	-	5	5	5
Consumer and other	3	3	3	-	-	-
Total loans with specific reserve:	571	586	274	1,125	1,125	477

Total
Real estate - construction	412	412	-	510	510	-
Real estate - 1 to 4 family residential	503	518	47	784	784	122
Real estate - commercial	864	864	34	526	526	20
Real estate - agricultural	-	-	-	-	-	-
Commercial	724	724	190	816	816	330
Agricultural	19	19	-	24	24	5
Consumer and other	11	11	3	61	61	-

	$2,533	$2,548	$274	$2,721	$2,721	$477

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2014 and 2013: (in thousands)

	Three Months Ended September 30,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$419	$-	$805	$-
Real estate - 1 to 4 family residential	185	7	478	8
Real estate - commercial	374	-	1,382	207
Real estate - agricultural	-	-	-	-
Commercial	274	-	41	12
Agricultural	19	-	-	-
Consumer and other	8	-	7	-
Total loans with no specific reserve:	1,279	7	2,713	227

With an allowance recorded:
Real estate - construction	-	-	195	93
Real estate - 1 to 4 family residential	209	-	334	-
Real estate - commercial	160	-	46	-
Real estate - agricultural	-	-	-	-
Commercial	274	-	813	-
Agricultural	2	-	5	-
Consumer and other	4	-	-	-
Total loans with specific reserve:	649	-	1,393	93

Total
Real estate - construction	419	-	1,000	93
Real estate - 1 to 4 family residential	394	7	812	8
Real estate - commercial	534	-	1,428	207
Real estate - agricultural	-	-	-	-
Commercial	548	-	854	12
Agricultural	21	-	5	-
Consumer and other	12	-	7	-

	$1,928	$7	$4,106	$320

	Nine Months Ended September 30,
	2014		2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$461	$-	$919	$-
Real estate - 1 to 4 family residential	230	12	569	8
Real estate - commercial	318	206	1,189	209
Real estate - agricultural	-	-	-	-
Commercial	158	-	58	12
Agricultural	19	-	-	-
Consumer and other	23	-	5	-
Total loans with no specific reserve:	1,209	218	2,740	229

With an allowance recorded:
Real estate - construction	-	-	313	93
Real estate - 1 to 4 family residential	279	-	420	-
Real estate - commercial	103	-	1,147	-
Real estate - agricultural	-	-	-	-
Commercial	519	70	745	-
Agricultural	3	-	6	-
Consumer and other	2	-	-	-
Total loans with specific reserve:	906	70	2,631	93

Total
Real estate - construction	461	-	1,232	93
Real estate - 1 to 4 family residential	509	12	989	8
Real estate - commercial	421	206	2,336	209
Real estate - agricultural	-	-	-	-
Commercial	677	70	803	12
Agricultural	22	-	6	-
Consumer and other	25	-	5	-

	$2,115	$288	$5,371	$322

The interest foregone on nonaccrual loans for the three months ended September 30, 2014 and 2013 was approximately $34,000 and $73,000, respectively. The interest foregone on nonaccrual loans for the nine months ended September 30, 2014 and 2013 was approximately $95,000 and $239,000, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $723,000 as of September 30, 2014, of which all were included in impaired loans and nonaccrual loans. The Company had TDRs of $1,424,000 as of December 31, 2013, all of which were included in impaired loans, $1,237,000 was included as nonaccrual loans and $187,000 was on accrual status.

The following table sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three and nine months ended September 30, 2014 and 2013: (dollars in thousands)

Three Months Ended September 30,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	1	25	25	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	1	$25	$25	-	$-	$-

	Nine Months Ended September 30,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	1	25	25	-	-	-
Real estate - commercial	1	43	43	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	1	130	130
Agricultural	1	19	19	-	-	-
Consumer and other	1	6	6	-	-	-

	4	$93	$93	1	$130	$130

The Company restructured one loan during the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company granted concessions to three borrowers experiencing financial difficulties. A commercial real estate loan was restructured as an interest only loan for a period of time. An agricultural and consumer loans maturity date was extended one year with interest only until maturity. A 1-4 family residential loans terms were extended beyond normal terms.

There was no new TDR activity in the three months ended September 30, 2013. However, during the nine months ended September 30, 2013, the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties. The loan was restricted with a collateral shortfall.

A TDR loan is considered to have payment default when it is past due 60 days or more.

No TDR loan modified during the twelve months ended September 30, 2014 had a payment default. Two TDR loans modified during the twelve months ended September 30, 2013 had payment defaults. These modified TDR loans had a balance as of September 30, 2013 of $132,000.

There was two charge-off related to TDRs for the nine months ended September 30, 2014 in the amount of $48,000 and no charge-offs related to TDRs for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the specific reserves were reduced by $100,000 as a result of one TDR that is no longer considered impaired. For the nine months ended September 30, 2013, there was no impact on specific reserves due to TDRs.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2014 and December 31, 2013, is as follows: (in thousands)

2014
		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$33,386	$33,386	$-
Real estate - 1 to 4 family residential	1,031	114	1,145	134,142	135,287	-
Real estate - commercial	277	159	436	222,676	223,112	-
Real estate - agricultural	-	-	-	55,297	55,297	-
Commercial	822	89	911	88,028	88,939	-
Agricultural	-	-	-	73,594	73,594	-
Consumer and other	40	-	40	14,641	14,681	-

	$2,170	$362	$2,532	$621,764	$624,296	$-

2013
		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$23,928	$23,928	$-
Real estate - 1 to 4 family residential	1,059	4,000	5,059	103,231	108,290	27
Real estate - commercial	-	46	46	206,065	206,111	-
Real estate - agricultural	-	-	-	53,834	53,834	-
Commercial	88	375	463	86,360	86,823	-
Agricultural	-	-	-	81,326	81,326	-
Consumer and other	35	-	35	12,760	12,795	-

	$1,182	$4,421	$5,603	$567,504	$573,107	$27

The credit risk profile by internally assigned grade, on a disaggregated basis, as of September 30, 2014 and December 31, 2013 is as follows: (in thousands)

2014
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$27,123	$187,646	$51,819	$74,659	$69,265	$410,512
Watch	2,826	19,371	3,367	10,310	4,056	39,930
Special Mention	-	1,130	-	567	88	1,785
Substandard	3,025	14,101	111	2,679	166	20,082
Substandard-Impaired	412	864	-	724	19	2,019

	$33,386	$223,112	$55,297	$88,939	$73,594	$474,328

2013
	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$16,887	$169,659	$51,486	$73,073	$78,476	$389,581
Watch	3,545	20,267	2,051	10,717	1,963	38,543
Special Mention	-	798	-	796	9	1,603
Substandard	2,986	14,862	297	1,421	854	20,420
Substandard-Impaired	510	526	-	816	24	1,876

	$23,928	$206,112	$53,834	$86,823	$81,326	$452,023

The credit risk profile based on payment activity, on a disaggregated basis, as of September 30, 2014 and December 31, 2013 is as follows:

2014
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$134,817	$14,672	$149,489
Non-performing	470	9	479

	$135,287	$14,681	$149,968

2013
	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$107,667	$12,740	$120,407
Non-performing	623	55	678

	$108,290	$12,795	$121,085

9.	Other Real Estate Owned

The following table provides the composition of other real estate owned as of September 30, 2014 and December 31, 2013: (in thousands)

	2014	2013

Construction and land development	$7,064	$6,751
1 to 4 family residential real estate	1,343	1,296
Commercial real estate	1,781	814

	$10,188	$8,861

The Company is actively marketing the assets referred in the table above. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. The assets above are primarily located in the metropolitan Des Moines, Iowa and Ames, Iowa areas.

10.     Goodwill

As of August 29, 2014, FNB acquired three bank branches located in West Des Moines and Johnston, Iowa, which resulted in the recognition of $1.1 million of goodwill.  Goodwill recognized in the Acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of the West Des Moines and Johnston, Iowa branches with FNB.  Goodwill was also recognized in 2012 due to an acquisition which resulted in an expanded market area. The goodwill resulted from a premium paid related to these acquisitions. The goodwill is not amortized but is evaluated for impairment at least annually. For income tax purposes, goodwill is amortized over fifteen years.

11.     Core deposit intangible asset

In conjunction with the Acquisition of the three bank branches in 2014, the Company recorded $1.0 million in core deposit intangible assets. In conjunction with the 2012 acquisition, the Company recorded a $1.5 million core deposit intangible asset. The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets at September 30, 2014 and December 31, 2013: (in thousands)

	2014		2013
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518	$674	$1,500	$470

The weighted average life of the core deposit intangible is 4 years and 5 years as of September 30, 2014 and December 31, 2013, respectively.

The following sets forth the activity related to core deposit intangible assets for the three and nine months ended September 30, 2014 and 2013: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Beginning core deposit intangible, net	$903	$1,161	$1,030	$1,303
Purchases	1,018	-	1,018	-
Amortization	(77)	(66)	(204)	(208)

Ending core deposit intangible, net	$1,844	$1,095	$1,844	$1,095

Estimated remaining amortization expense on core deposit intangible for the years ending is as follows: (in thousands)

2014	$113
2015	422
2016	354
2017	299
2018	251
2019	127
After	278

$1,844

12.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after September 30, 2014, but prior to November 7, 2014, that provided additional evidence about conditions that existed at September 30, 2014. There were no other significant events or transactions that provided evidence about conditions that did not exist at September 30, 2014.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. The Banks also offer investment services through a third-party broker-dealer. The Company employs twelve individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 211 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and Banks; (iii) fees on wealth management services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks and (v) ATM and card fees. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) provision for loan losses; (iii) salaries and employee benefits; (iv) data processing costs associated with maintaining the Banks’ loan and deposit functions; and (v) occupancy expenses for maintaining the Banks’ facilities. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

On August 29, 2014, First National purchased substantially all of the assets, including loans, and assumed substantially all of the liabilities, including deposit accounts, of First Bank., an Iowa state charted bank located in West Des Moines, Iowa for $4.1 million. First National will operate all three bank offices previously operated by First Bank in West Des Moines, Iowa and Johnston, Iowa.

The Company had net income of $3,731,000, or $0.40 per share, for the three months ended September 30, 2014, compared to net income of $3,712,000, or $0.40 per share, for the three months ended September 30, 2013. Total equity capital as of September 30, 2014 totaled $154.0 million or 11.9% of total assets.

The increase in quarterly earnings can be primarily attributed to increases in loan and taxable securities available-for-sale interest income, offset in part by increases in noninterest expenses.

Net loan charge-offs totaled $42,000 and $8,000 for the three months ended September 30, 2014 and 2013, respectively. The provision for loan losses totaled $55,000 and $92,000 for the three months ended September 30, 31, 2014 and 2013, respectively.

The Company had net income of $12,113,000, or $1.30 per share, for the nine months ended September 30, 2014, compared to net income of $10,577,000, or $1.14 per share, for the nine months ended September 30, 2013.

The increase in the nine months earnings can be primarily attributed to increases in loan and taxable securities available-for-sale interest income, the gain on the sale of premises and equipment and a decrease in the other real estate owned expenses. The Company sold its office location near Iowa State University in Ames, Iowa (University office), but the Company will maintain a presence near the campus. Excluding the after tax one-time gain on the sale of premises and equipment, net income of $11,334,000 or $1.22 per share in 2014, would have still exceeded 2013 earnings of $10,577,000, or $1.14 per share, a 7% increase.

Net loan charge-offs totaled $172,000 and $36,000 for the nine months ended September 30, 2014 and 2013, respectively. The provision for loan losses totaled $130,000 and $166,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 6,656 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	9 Months
	Ended	Ended	3 Months Ended		Years Ended December 31,
	September 30, 2014		June 30, 2014		2013		2012
	Company		Company	Industry *	Company	Industry	Company	Industry

Return on assets	1.20%	1.29%	1.23%	1.04%	1.14%	1.07%	1.24%	1.00%

Return on equity	9.73%	10.78%	10.27%	9.27%	9.76%	9.56%	10.08%	8.92%

Net interest margin	3.32%	3.29%	3.30%	3.16%	3.18%	3.26%	3.35%	3.42%

Efficiency ratio	52.24%	49.35%	50.49%	60.96%	52.78%	60.54%	52.33%	61.60%

Capital ratio	12.28%	12.00%	12.01%	9.57%	11.67%	9.41%	12.31%	9.15%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.20% and 1.24% for the three months ended September 30, 2014 and 2013, respectively. The decrease in this ratio in 2014 from the previous period is due to an increase in average assets in 2014, with net income remaining relatively unchanged.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 9.73% and 10.77% for the three months ended September 30, 2014 and 2013, respectively. The decrease in this ratio in 2014 from the previous period is due to an increase in the average equity due in part to net income, reduced by dividends, and an increase in the accumulated other comprehensive income.

●     Net Interest Margin

The net interest margin for the three months ended September 30, 2014 and 2013 was 3.32% and 3.28%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The increase in this ratio in 2014 is primarily the result of an increase in the average balance of loans and higher yields on taxable securities available-for-sale.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 52.24% and 50.63% for the three months ended September 30, 2014 and 2013, respectively. The change in the efficiency ratio in 2014 from the previous period is primarily the result of increased net interest income.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.28% as of September 30, 2014 is significantly higher than the industry average as of June 30, 2014.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2014:

 Lower Expenses Contribute to Improvement in Earnings

The impact of the rise in medium-and long-term interest rates in second quarter 2013 remained evident in year-over-year earnings comparisons in second quarter 2014. The negative effect on noninterest income, particularly income from mortgage lending and from trading, was greater at large banks, while the positive implications of a steeper yield curve for net interest margins, combined with strengthening loan growth, were more significant for smaller institutions. The 6,656 FDIC-insured institutions filing financial results for second quarter 2014 reported combined net income of $40.2 billion. This is $2 billion (5.3%) more than the industry reported in second quarter 2013. Net operating revenue (the sum of net interest income and total noninterest income) was $1.5 billion (0.9%) lower than in second quarter 2013, as a decline in noninterest income from mortgage sales, securitization and servicing outweighed an increase in net interest income. Earnings benefited from lower expenses for loan-loss provisions, goodwill impairment, and payrolls. A majority of banks—57.5%—reported year-over-year increases in quarterly earnings, and only 6.8% of banks were unprofitable, down from 8.4% a year ago. This is the lowest proportion of unprofitable institutions since first quarter 2006. The average return on assets for the quarter was 1.07%, slightly above the 1.06% average in the year-ago quarter.

Revenues Decline From Year-Ago Level for Fourth Consecutive Quarter

Net interest income posted the largest year-over-year increase in 14 quarters, rising by $2 billion (1.9%), as interest-earning assets were 6.4% above year-ago levels. Almost 72% of all institutions reported year-over-year growth in quarterly net interest income. The average net interest margin fell to 3.15% from 3.25% in second quarter 2013. This is the lowest quarterly margin for the industry since third quarter 1989. Margin pressure was most evident at large banks. Nine of the ten largest banks reported lower quarterly margins than a year ago, whereas 55.2% of all banks reported year-over-year margin increases. Noninterest income was $3.6 billion (5.3%) lower than a year earlier, as income from sales, securitization, and servicing of 1-to-4 family residential mortgages fell by $3.7 billion (42.5%). Trading income declined for a fourth consecutive quarter, falling by $721 million (10.1%). Reduced expenses outweighed the weakness in revenues compared with the year before. Banks set aside $6.6 billion in provisions for loan and lease losses during the quarter, a $1.9 billion (22.4%) decline from second quarter 2013 and the lowest quarterly provision total since second quarter 2006. Expenses for goodwill impairment totaled $192 million, down from $4.4 billion in second quarter 2013, when two institutions reported large impairment charges. Expenses for salaries and employee benefits were $399 million (0.8%) lower as the industry reported 37,282 fewer employees than the year before. Itemized litigation expenses were $2 billion higher than in second quarter 2013.

Charge-Offs Fall to Seven-Year Low

Loan losses declined year over year for a 16th consecutive quarter, falling to $9.9 billion from $14.1 billion in second quarter 2013. This is the lowest quarterly net charge-off total for the industry since second quarter 2007. The decline was led by 1-to-4 family residential mortgage loans, where net charge-offs fell by $2.2 billion (74.7%). Net charge-offs were down year over year in all major loan categories except auto loans, where charge-offs increased $31 million (10.4%). Slightly more than half of all banks—50.8%—reported lower quarterly net charge-offs than in second quarter 2013.

Noncurrent Loan Rate Falls to Six-Year Low

Noncurrent loan balances improved for a 17th consecutive quarter, falling by $13.4 billion (6.9%) during the three months ended June 30. Noncurrent balances declined in all major loan categories except auto loans, where they increased by $28 million (3.2%). The largest decline occurred in noncurrent 1-to-4 family residential mortgages, which fell by $8 billion (6.4%). Noncurrent real estate loans secured by nonfarm nonresidential properties fell by $1.9 billion (9.6%), and noncurrent real estate construction loans declined by $1.2 billion (15.9%). At the end of the quarter, the industry’s noncurrent loan rate was 2.24%, the lowest level since second quarter 2008.

Reserve Coverage of Noncurrent Loans Improves for Seventh Consecutive Quarter

Loan-loss reserves declined for a 17th consecutive quarter, as charge-offs removed more from reserves than banks added in provisions. Reserve balances fell by $4.1 billion (3.1%) during the quarter, as net charge-offs exceeded loss provisions by $3.3 billion. More than one-third of all banks (38.3%) reduced their loan-loss reserves. Despite the decline in reserves, the industry’s coverage ratio of reserves to noncurrent loans and leases rose from 67.8% to 70.5%, thanks to the larger reduction in noncurrent loan balances. This is the seventh consecutive quarter that the coverage ratio has improved. The ratio is at its highest level since year-end 2008.

Rebound in Securities Values Bolsters Equity Growth

Equity capital rose by $34.2 billion (2%) during the quarter. Retained earnings added $17.6 billion to equity growth. Lower interest rates produced a $20 billion increase in unrealized gains on available-for-sale securities, which also contributed to the growth in equity. In addition, goodwill increased by $3.8 billion (1.3%). Tier 1 regulatory capital, unaffected by changes in unrealized securities gains and goodwill, increased by $19.8 billion (1.4%). The average equity-to-asset ratio rose from 11.23% to 11.26%, the highest level in almost two years. The average Tier 1 leverage ratio rose from 9.54% to 9.57%, the highest level for this regulatory capital ratio since risk-based capital standards were enacted in 1991. Insured institutions declared $22.6 billion in dividends in second quarter, up from $20.9 billion in second quarter 2013. At the end of the quarter, 98.4% of all insured institutions, representing 99.8% of all insured institution assets, met or exceeded the requirements for the highest regulatory capital category as defined for Prompt Corrective Action purposes.

Increase in Loan Balances Is Largest Since 2007

Total assets increased by $263.1 billion (1.8%), as loan and lease balances grew by $178.5 billion (2.3%), investment securities portfolios rose by $58.6 billion (1.9%), and balances at Federal Reserve banks increased by $28.2 billion (2.3%). The growth in loan balances was the largest quarterly increase since fourth quarter 2007 (excluding a change in accounting rules in first quarter 2010). Loan growth was led by commercial and industrial loans (up $49.9 billion, 3.1%), 1-to-4 family residential mortgages (up $22.7 billion, 1.2%), credit card balances (up $20 billion, 3%), and auto loans (up $10.9 billion, 3%). All major loan categories posted increases during the quarter except home equity lines of credit (down $4.4 billion, 0.9%). Loans to small businesses and farms rose by $8.2 billion (1.3%), the largest quarterly increase since banks began reporting small-business loan data on a quarterly basis in 2010. Banks’ holdings of available-for-sale securities increased by $13.9 billion (0.6%), as a result of a $20 billion increase in their market values; the book value of the industry’s available-for-sale portfolio registered a slight $6.1 billion decline. In contrast, banks increased their portfolios of held-to-maturity securities by $44.7 billion (8.3%). Unfunded loan commitments increased by $132.2 billion (2.1%), the largest quarterly increase since first quarter 2010. Growth in unfunded commitments was led by a $44.5 billion (2.8%) increase in unfunded commercial and industrial loan commitments.

Large Denomination Noninterest-Bearing Deposits Post Strong Growth

Total deposits increased by $172.4 billion (1.5%) in the quarter. Growth was led by balances in accounts larger than $250,000, which increased by $157.5 billion (3.2%). Balances in domestic deposit accounts of $250,000 or less declined by $13.5 billion (0.3%). Noninterest-bearing accounts in domestic offices were up $115 billion (4.3%), while deposits in foreign offices rose by $35.8 billion (2.6%). Nondeposit interest-bearing liabilities increased by $56.5 billion (3%), as banks increased their borrowings from Federal Home Loan Banks by $45.6 billion (11.6%). Almost 90% of the growth in FHLB advances consisted of short-term borrowings (maturing or repricing in one year or less). Banks also increased their unsecured nondeposit borrowings that mature in one to three years by $17.5 billion (21.7%). Almost 90% of the $228.9 billion increase in liabilities during the quarter consisted of liabilities maturing or repricing in one year or less.

“Problem List” Shrinks to Smallest Level in Over Five Years

The number of insured institutions filing quarterly financial reports declined from 6,730 to 6,656 in the second quarter. Mergers absorbed 61 institutions during the quarter, while seven institutions failed. No new charters were added in the quarter. The number of institutions on the FDIC’s “Problem List” declined from 411 to 354. This is the smallest number of “problem” institutions since the end of first quarter 2009, and is 60% below the most recent peak level of 888 “problem” institutions at the end of first quarter 2011. Total assets of “problem” institutions declined from $126.1 billion to $110.2 billion. The number of full-time equivalent employees at FDIC-insured institutions increased from 2,058,867 to 2,060,002, but remained below the year-earlier level of 2,097,284.

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

Goodwill

Goodwill arose in connection with two acquisitions. For the purposes of goodwill impairment testing, determination of the fair value of the reporting units involves the use of significant estimates and assumptions.   Through September 30, 2014, no conditions indicated impairment has incurred. The next annual test will be performed in the fourth quarter of 2014. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used at the time of that evaluation.

Income Statement Review for the Three Months ended September 30, 2014

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2014 and 2013:

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

	Three Months ended Setpember 30,

	2014			2013

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$86,166	$950	4.41%	$77,574	$964	4.97%
Agricultural	71,628	859	4.79%	68,159	903	5.30%
Real estate	413,355	4,745	4.59%	368,220	4,503	4.89%
Consumer and other	14,163	168	4.74%	14,522	199	5.49%

Total loans (including fees)	585,312	6,722	4.59%	528,475	6,569	4.97%

Investment securities
Taxable	302,713	1,792	2.37%	293,262	1,400	1.91%
Tax-exempt 2	272,817	2,366	3.47%	297,021	2,608	3.51%
Total investment securities	575,530	4,158	2.89%	590,283	4,008	2.72%

Interest bearing deposits with banks and federal funds sold	26,386	67	1.01%	31,061	86	1.11%

Total interest-earning assets	1,187,228	$10,947	3.69%	1,149,819	$10,663	3.71%

Noninterest-earning assets	61,693			51,489

TOTAL ASSETS	$1,248,921			$1,201,308

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$581,618	$262	0.18%	$564,759	$274	0.19%
Time deposits > $100,000	95,774	227	0.95%	94,589	257	1.09%
Time deposits < $100,000	144,915	314	0.87%	148,073	393	1.06%
Total deposits	822,307	803	0.39%	807,421	924	0.46%
Other borrowed funds	100,597	299	1.19%	79,746	315	1.58%

Total Interest-bearing liabilities	922,904	1,102	0.48%	887,167	1,239	0.56%

Noninterest-bearing liabilities
Demand deposits	166,219			170,501
Other liabilities	6,425			5,827

Stockholders' equity	153,373			137,813

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,248,921			$1,201,308

Net interest income		$9,845	3.32%		$9,424	3.28%

Spread Analysis
Interest income/average assets	$10,947	3.51%		$10,663	3.55%
Interest expense/average assets	$1,102	0.35%		$1,239	0.41%
Net interest income/average assets	$9,845	3.15%		$9,424	3.14%

Net Interest Income

For the three months ended September 30, 2014 and 2013, the Company's net interest margin adjusted for tax exempt income was 3.32% and 3.28%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2014 totaled $9,018,000 compared to $8,511,000 for the three months ended September 30, 2013.

For the three months ended September 30, 2014, interest income increased $370,000, or 3.8%, when compared to the same period in 2013. The increase from 2013 was primarily attributable higher average balance of loans and higher average yields on taxable securities available-for-sale. The higher average balances were due primarily to increased loan demand and to a lesser extent the Acquisition. The higher yield on taxable securities available-for-sale is due primarily to the slowdown in the payments received on U.S. Government mortgage-backed securities.

Interest expense decreased $137,000, or 11.0%, for the three months ended September 30, 2014 when compared to the same period in 2013. The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits. The lower yields were due primarily to continued low market interest rates.

Provision for Loan Losses

The Company’s provision for loan losses was $55,000 and $92,000 for the three months ended September 30, 2014 and 2013, respectively. Net loan charge-offs were $42,000 and $8,000 for the three months ended September 30, 2014 and 2013, respectively.

Noninterest Income and Expense

Noninterest income increased $9,000 or 0.5% for the three months ended September 30, 2014 compared to the same period in 2013. The increase in noninterest income is primarily due to increases in wealth management income and service fees, offset in part by decreases in securities gains and gain on the sale of loans held for sale. Wealth management income increased primarily due to market value driven account fees, as market value have increased on managed assets, and estate settlement fees. Service fees increased primarily due to the Acquisition. The decrease in the gain on the sale of loans held for sale due to decreased secondary market volume as refinancing activity has slowed. Excluding net security gains, non-interest income increased $134,000, or 8.3%.

Noninterest expense increased $436,000 or 8.3% for the three months ended September 30, 2014 compared to the same period in 2013 primarily as a result of increased salaries and benefits, data processing costs and other operating expenses. The increase in salaries and benefits was mainly the result of additional payroll costs as a result of the Acquisition and normal salary increases. The increase in data processing and other expenses was mainly the result of costs associated with the Acquisition.

Income Taxes

The provision for income taxes expense for the three months ended September 30, 2014 and 2013 was $1,393,000 and $1,296,000, representing an effective tax rate of 27% and 26%, respectively. The increase in the effective rate is due primarily to an increase in the percentage of taxable income to total income as a result of a higher volume of taxable earning assets.

Income Statement Review for the Nine Months ended September 30, 2014

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2014 and 2013:

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

	Nine Months ended Setpember 30,

	2014			2013

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$84,543	$2,929	4.62%	$80,196	$2,878	4.78%
Agricultural	71,322	2,576	4.82%	67,384	2,700	5.34%
Real estate	397,728	13,723	4.60%	356,864	12,693	4.74%
Consumer and other	13,365	480	4.79%	14,813	604	5.43%

Total loans (including fees)	566,958	19,708	4.63%	519,257	18,874	4.85%

Investment securities
Taxable	300,219	5,407	2.40%	297,868	4,179	1.87%
Tax-exempt 2	286,756	7,470	3.47%	294,706	7,952	3.60%
Total investment securities	586,975	12,877	2.93%	592,574	12,131	2.73%

Interest bearing deposits with banks and federal funds sold	36,583	213	0.78%	48,449	304	0.84%

Total interest-earning assets	1,190,516	$32,798	3.67%	1,160,280	$31,310	3.60%

Noninterest-earning assets	57,785			61,853

TOTAL ASSETS	$1,248,301			$1,222,133

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$601,347	$855	0.19%	$587,072	$870	0.20%
Time deposits > $100,000	95,839	705	0.98%	96,691	823	1.14%
Time deposits < $100,000	143,385	997	0.93%	150,975	1,227	1.08%
Total deposits	840,571	2,557	0.41%	834,738	2,920	0.47%
Other borrowed funds	82,650	898	1.45%	70,022	906	1.73%

Total Interest-bearing liabilities	923,221	3,455	0.50%	904,760	3,826	0.56%

Noninterest-bearing liabilities
Demand deposits	169,187			167,774
Other liabilities	6,140			6,560

Stockholders' equity	149,753			143,039

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,248,301			$1,222,133

Net interest income		$29,343	3.29%		$27,484	3.16%

Spread Analysis
Interest income/average assets	$32,798	3.50%		$31,310	3.42%
Interest expense/average assets	$3,455	0.37%		$3,826	0.42%
Net interest income/average assets	$29,343	3.13%		$27,484	3.00%

Net Interest Income

For the nine months ended September 30, 2014 and 2013, the Company's net interest margin adjusted for tax exempt income was 3.29% and 3.16%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2014 totaled $26,731,000 compared to $24,703,000 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, interest income increased $1,658,000, or 5.8%, when compared to the same period in 2013. The increase from 2013 was primarily attributable an increase in the average balance of real estate loans and higher yields on taxable securities available-for-sale. The higher average balances of real estate loans were due primarily to increased loan demand and to a lesser extent the Acquisition. The higher yield on taxable securities available-for-sale is due primarily to the slowdown in the payments received on U.S. Government mortgage-backed securities.

Interest expense decreased $371,000, or 9.7%, for the nine months ended September 30, 2014 when compared to the same period in 2013. The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits. The lower yields were due primarily to continued low market interest rates.

Provision for Loan Losses

The Company’s provision for loan losses was $130,000 and $166,000 for the nine months ended September 30, 2014 and 2013, respectively. Net loan charge-offs were $172,000 and $36,000 for the nine months ended September 30, 2014 and 2013, respectively.

Noninterest Income and Expense

Noninterest income increased $756,000 or 13.2% for the nine months ended September 30, 2014 compared to the same period in 2013. The increase in noninterest income is primarily due to the gain on the sale of the Company’s office location near Iowa State University in Ames, Iowa and an increase in wealth management services income. These positive non-interest income factors were partially offset be a decrease in the level of gains realized on the sale of loans held for sale and a decrease in securities gains. The decrease in the gain realized on the sale of loans held for sale due to decreased secondary market volume as refinancing activity has slowed. Excluding net security gains and the gain on the sale and disposal of premises and equipment, non-interest income decreased $62,000, or 1.2%.

Noninterest expense increased $217,000 or 1.3% for the nine months ended September 30, 2014 compared to the same period in 2013 primarily as a result of increased salaries and benefits due to normal salary increases, higher incentive pay and additional payroll costs associated with the Acquisition. This increase in noninterest expense was offset by lower other real estate owned expenses The lower other real estate owned expense was due to no impairment write downs in 2014 as compared to a $670,000 impairment write down in 2013. Excluding impairment write downs of other real estate owned, noninterest expense increased $887,000, or 5.7%.

Income Taxes

The provision for income taxes expense for the nine months ended September 30, 2014 and 2013 was $4,592,000 and $3,524,000, representing an effective tax rate of 27% and 25%, respectively. The increase in the effective rate is due primarily to an increase in the percentage of taxable income to total income as a result of a higher volume of taxable earning assets.

Balance Sheet Review

As of September 30, 2014, total assets were $1,298,162,000, a $65,078,000 increase compared to December 31, 2013. The increase in assets, primarily loans, was mainly due to the Acquisition.

Investment Portfolio

The investment portfolio totaled $568,103,000 as of September 30, 2014, a decrease of $11,936,000 or 2.0% from the December 31, 2013 balance of $580,039,000. The decrease in the investment portfolio was primarily due to pay downs of U.S. government mortgage-backed securities and maturities of state and political subdivision bonds, offset in part by purchases of U.S. government agencies portfolio and an increase in the unrealized gain on securities.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of September 30, 2014, gross unrealized losses of $2,720,000, are considered to be temporary in nature due to the increasing interest rate environment of 2014 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At September 30, 2014, the Company’s investment securities portfolio included securities issued by 302 government municipalities and agencies located within 24 states with a fair value of $288.0 million. At December 31, 2013, the Company’s investment securities portfolio included securities issued by 315 government municipalities and agencies located within 25 states with a fair value of $315.2 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of September 30, 2014 was $5.5 million (approximately 1.9% of the fair value of the governmental municipalities and agencies) represented by the Urbandale, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of September 30, 2014 and December 31, 2013 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	At September 30, 2014		At December 31, 2013

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$76,465	$77,777	$89,366	$90,186
Texas	11,407	11,745	12,158	12,194
Minnesota	9,364	9,535	10,675	10,822
Pennsylvania	7,371	7,404	7,352	7,259
Other (2014: 16 states; 2013: 17 states)	30,622	31,197	36,825	37,120

Total general obligation bonds	$135,229	$137,658	$156,376	$157,581

Revenue bonds:
Iowa	$135,130	$138,179	$147,962	$147,880
Other (2014: 13 states; 2013: 10 states)	12,012	12,193	9,839	9,763

Total revenue bonds	$147,142	$150,372	$157,801	$157,643

Total obligations of states and political subdivisions	$282,371	$288,030	$314,177	$315,224

As of September 30, 2014 and December 31, 2013, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 9 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (Dollars in thousands)

	At September 30, 2014		At December 31, 2013

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$86,467	$88,909	$92,533	$92,905
College and universities, primarily dormitory revenues	14,010	14,168	15,609	15,341
Water	12,674	12,713	13,264	12,988
Leases	9,971	9,997	10,202	9,977
Electric	7,140	7,391	5,951	6,091
Other	16,880	17,194	20,242	20,341

Total revenue bonds by revenue source	$147,142	$150,372	$157,801	$157,643

Loan Portfolio

The loan portfolio, net of the allowance for loan losses of $8,530,000, totaled $615,701,000 as of September 30, 2014, an increase of $51,199,000, or 9.07%, from the December 31, 2013 balance of $564,502,000. The increase in the loan portfolio is primarily due to the Acquisition. The increase in the loan portfolio was primarily in the one-to-four family real estate and commercial real estate portfolios.

Deposits

Deposits totaled $1,039,786,000 as of September 30, 2014, an increase of $27,983,000, or 2.8%, from the December 31, 2013 balance of $1,011,803,000. The increase in deposits occurred was due to the Acquisition, offset in part by the transfer of deposits to securities sold under agreements to repurchase. The increase in deposits was primarily in the primarily in savings accounts, money market accounts and other time deposits.

Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Securities sold under agreements to repurchase and federal funds purchased totaled $68,194,000 as of September 30, 2014, an increase of $28,577,000, or 72.1%, from the December 31, 2013 balance of $39,617,000. The increase was primarily related to a commercial customer transferring funds to a repurchase account from a commercial checking account and an increase in an existing commercial customer’s repurchase account balance.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on September 30, 2014 totaled $615,701,000 compared to $564,502,000 as of December 31, 2013. Net loans comprise 47.4% of total assets as of September 30, 2014. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.41% at September 30, 2014, as compared to 0.44% at December 31, 2013 and 0.52% at September 30, 2013. The Company’s level of problem loans as a percentage of total loans at September 30, 2014 of 0.41% is lower than the Company’s peer group (344 bank holding companies with assets of $1 billion to $3 billion) of 1.26% as of June 30, 2014.

Impaired loans, net of specific reserves, totaled $2,259,000 as of September 30, 2014 and were relatively unchanged as compared to the impaired loans of $2,244,000 as of December 31, 2013 and $2,420,000 as of September 30, 2013. The impaired loans as of September 30, 2014 include credit deteriorated loans from the Acquisition, offset by credit improvements and payments received on other impaired loans during the nine months ended September 30, 2014.

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

The Company had TDRs of $723,000 as of September 30, 2014, of which all were included in impaired loans and on nonaccrual status. The Company had TDRs of $1,424,000 as of December 31, 2013, all of which were included in impaired loans with $1,237,000 on nonaccrual status and $187,000 included on accrual status.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognizes impairment through the allowance. The Company had two charge-off related to TDRs for the nine months ended September 30, 2014 in the amount of $48,000 and no charge-offs for the nine months ended September 30, 2013.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. As of September 30, 2014, non-accrual loans totaled $2,532,000; there were no loans past due 90 days and still accruing. This compares to non-accrual loans of $2,508,000 and $27,000 loans past due 90 days and still accruing as of December 31, 2013. Other real estate owned totaled $10,188,000 as of September 30, 2014 and $8,861,000 as of December 31, 2013.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2014 and December 31, 2013 was 1.37and 1.50%, respectively. The decrease in the percentage of allowance for loan losses to gross loans can be primarily attributed to the Acquisition, as the purchased loan portfolio is initially recorded without an allowance for loan loss. The allowance for loan losses totaled $8,530,000 and $8,572,000 as of September 30, 2014 and December 31, 2013, respectively. Net charge-offs of loans totaled $172,000 and $36,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2014, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of September 30, 2014 and December 31, 2013 totaled $67,214,000 and $47,898,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of September 30, 2014 include outstanding lines of credit with the Federal Home Loan Bank of Des Moines, Iowa of $120,943,000, with $16,986,000 of outstanding FHLB advances at September 30, 2014. Federal funds borrowing capacity at correspondent banks was $108,542,000, with $2,336,000 of outstanding federal fund balances as of September 30, 2014. The Company had securities sold under agreements to repurchase totaling $65,858,000 and long-term repurchase agreements of $13,000,000 as of September 30, 2014.

Total investments as of September 30, 2014 were $568,103,000 compared to $580,039,000 as of December 31, 2013. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of September 30, 2014.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2014 totaled $13,921,000 compared to the $17,993,000 for the nine months ended September 30, 2013. The decrease of $4,072,000 in net cash provided by operating activities was primarily due to an increase in other assets, an increase in the gain on the sale of premises and equipment and a decrease in amortization, offset by an increase in net income.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2014 was $25,007,000 and compares to $(23,029,000) for the nine months ended September 30, 2013. The change in cash provided by investing activities of $48,036,000 was primarily due to changes in securities available-for-sale, cash acquired from bank offices and changes in loans, offset by increases in interest bearing deposits in financial institutions.

Net cash used in financing activities for the nine months ended September 30, 2014 totaled $37,513,000 compared to $4,111,000 for the nine months ended September 30, 2013. The increase of $33,402,000 in net cash used in financing activities was primarily due to a decrease in deposits and payments on FHLB and other borrowings, offset in part by an increase in securities sold under agreements to repurchase. As of September 30, 2014, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. For the nine months ended September 30, 2014, dividends paid by the Banks to the Company amounted to $5,700,000 compared to $5,400,000 for the same period in 2013. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.18 per share in 2014 from $0.16 per share in 2013.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $8,357,000 as of September 30, 2014 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of September 30, 2014 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2014 totaled $153,970,000 and was higher than the $142,106,000 recorded as of December 31, 2013. The increase in stockholders’ equity was primarily due to net income, reduced by dividends declared and increased by accumulated other comprehensive income. The increase in other comprehensive income is created by 2014 market interest rates trending lower, which resulted in higher fair values in the securities available-for-sale portfolio. At September 30, 2014 and December 31, 2013, stockholders’ equity as a percentage of total assets was 11.86% and 11.52%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of September 30, 2014.

In early July 2013, the Federal Reserve Board and the FDIC issued interim final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The interim final rule revises the regulatory capital elements, adds a new common equity Tier I capital ratio, and increases the minimum Tier I capital ratio requirement. The revisions also permit banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The final rule will become effective January 1, 2015, subject to a transition period. The final rules require continued review and analysis, but management believes the Company and its’ affiliate banks will remain well-capitalized.

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

In November, 2013, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of September 30, 2014, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2014.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2014 to July 31, 2014	-	$-	-	100,000

August 1, 2014 to August 31, 2014	-	$-	-	100,000

September 1, 2014 to September 30, 2014	-	$-	-	100,000

Total	-		-

Item3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: November 7, 2014	By: /s/ Thomas H. Pohlman

Thomas H. Pohlman, Chief Executive Officer and President

By: /s/ John P. Nelson

John P. Nelson, Chief Financial Officer and Vice President

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
-----------	----------------------------------------------------------------------------------------------------------------------
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.