Form 10-K
period 2014-12-31
AMES NATIONAL CORP
filed 2015-03-12
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014.	Commission File Number 0-32637.

---------

AMES NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 5TH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

(515) 232-6251

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $2.00 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes      No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes      No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes    X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer____ Accelerated filer     X     Non-accelerated filer ____ Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No    X

As of June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $210,168,227. Shares of common stock beneficially owned by each executive officer and director of the Company have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock on February 27, 2015, was 9,310,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on March 19, 2015, are incorporated by reference into Part III of this Form 10-K.

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

The principal sources of Company revenue are: (i) interest and fees earned on loans made or held by the Company and Banks; (ii) interest on fixed income investments held by the Company and the Banks; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at the Banks; (v) gain on the sale of loans; (vi) securities gains; and (vii) merchant and card fees. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) professional fees; (vi) business development; (vii) Federal Deposit Insurance Corporation (the “FDIC”) insurance assessments; and (viii) other real estate owned expenses. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

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

Banking Subsidiaries

First National Bank, Ames, Iowa. First National is a nationally-chartered, commercial bank insured by the FDIC. It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company. On August 29, 2014 First National completed the purchase of the three bank offices of First Bank located in West Des Moines and Johnston, Iowa (the “First Bank Acquisition”).   These offices were purchased for cash consideration of $4.3 million.  The contractual balance of loans receivable acquired was $45.6 million and the contractual balance of the deposits assumed was $81.8 million.  As a result of the First Bank Acquisition, the Bank recorded a core deposit intangible asset of $1.0 million and goodwill of $1.1 million. First National provides full-service banking to businesses and residents within the Ames community through its three Ames offices and the Greater Des Moines area through its four offices located in Ankeny, West Des Moines and Johnston. It provides a variety of products and services designed to meet the needs of the markets it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships. First National conducts business out of three full-service offices, all located in the city of Ames, and 4 full-service offices in the Greater Des Moines area.

As of December 31, 2014, First National had capital of $69,400,000 and 111 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2014, 2013 and 2012 of approximately $7,490,000, $7,200,000 and $7,193,000, respectively. Total assets as of December 31, 2014, 2013 and 2012 were approximately $706,185,000, $629,414,000 and $616,287,000, respectively.

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

As of December 31, 2014, State Bank had capital of $17,890,000 and 23 full-time equivalent employees. State Bank had net income for the years ended December 31, 2014, 2013 and 2012 of approximately $2,280,000, $2,122,000 and $2,208,000, respectively. Total assets as of December 31, 2014, 2013 and 2012 were approximately $157,894,000, $154,405,000 and $151,859,000, respectively.

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

As of December 31, 2014, Boone Bank had capital of $13,653,000 and 26 full-time equivalent employees. Boone Bank had net income for the years ended December 31, 2014, 2013 and 2012 of approximately $1,614,000, $1,533,000 and $1,764,000, respectively. Total assets as of December 31, 2014, 2013 and 2012 were approximately $125,776,000, $128,551,000 and $123,829,000, respectively.

Reliance State Bank, Story City, Iowa. Reliance Bank is an Iowa, state-chartered, FDIC insured commercial bank. Reliance Bank was organized in 1928. Reliance Bank was acquired by the Company in 1995 through a stock transaction whereby the then shareholders of Reliance Bank exchanged all their Reliance Bank stock for stock in the Company. On April 27, 2012 Reliance Bank completed the purchase of two bank offices of Liberty Bank, F.S.B. located in Garner and Klemme, Iowa (the “Liberty Acquisition”).   These offices were purchased for cash consideration of $5.4 million.  The contractual balance of loans receivable acquired was $47.0 million and the contractual balance of the deposits assumed was $98.1 million.  As a result of the LibertyAcquisition, the Bank recorded a core deposit intangible asset of $1.5 million and goodwill of $5.6 million. Reliance Bank provides full banking services to businesses and residents within the Story City, Garner and Klemme communities and surrounding areas. While its primary emphasis is in agricultural lending, Reliance Bank also provides the traditional lending services typically offered by community banks. It conducts business from its main office located in Story City and two full service offices located in Garner and Klemme.

As of December 31, 2014, Reliance Bank had capital of $26,728,000 and 30 full-time equivalent employees. Reliance Bank had net income for the years ended December 31, 2014, 2013 and 2012 of approximately $2,392,000, $2,172,000 and $1,833,000, respectively. Total assets as of December 31, 2014, 2013 and 2012 were approximately $219,474,000, $221,597,000 and $221,799,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally-chartered, commercial bank insured by the FDIC. It was newly chartered in June of 2002 and offers a broad range of deposit and loan products, as well as wealth management services to customers located in the Marshalltown and surrounding Marshall County area. It conducts business from its main office and a full service office, both located in Marshalltown.

As of December 31, 2014, United Bank had capital of $13,883,000 and 22 full-time equivalent employees. United Bank had net income for the years ended December 31, 2014, 2013 and 2012 of approximately $1,110,000, $1,103,000 and $1,269,000, respectively. Total assets as of December 31, 2014, 2013 and 2012 were approximately $107,000,000, $111,420,000 and $107,627,000, respectively.

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

Commercial Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations and other business entities such as municipalities where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and often times involve personal guarantees given by the owners of the business. Approximately 52% of the loan portfolio consists of loans made for commercial purposes.

The types of loans the Banks offer include:

●	financing guaranteed under Small Business Administration programs
●	operating and working capital loans
●	loans to finance equipment and other capital purchases
●	commercial real estate loans
●	business lines of credit
●	term loans
●	loans to professionals
●	letters of credit

Agricultural Loans. The Banks, by nature of their location in central and north-central Iowa, are directly and indirectly involved in agriculture and agri-business lending. This includes short-term seasonal lending associated with cyclical crop and livestock production, intermediate term lending for machinery, equipment and breeding stock acquisition and long-term real estate lending. These loans are typically secured by the crops, livestock, equipment or real estate being financed. The basic tenet of the Banks' agricultural lending philosophy is a blending of strong, positive cash flow supported by an adequate collateral position, along with a demonstrated capacity to withstand short-term negative impact if necessary. Applicable governmental subsidies and affiliated programs are utilized if warranted to accomplish these parameters. Approximately 21% of the loan portfolio consists of loans made for agricultural purposes.

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

First National, Boone Bank, State Bank and United Bank offer wealth management services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts and agency accounts. The Banks also provide farm management, investment and custodial services for individuals, businesses and non-profit organizations.

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

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios of not to exceed 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination. Fully amortized monthly repayment terms normally do not exceed twenty years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 47% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is dependent on weather conditions and government programs.

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

Commercial and Agricultural Term Loans – These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Terms are generally the lesser of five years or the useful life of the asset. Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan to value is generally 75% of the cost or value of the assets. Loans are normally guaranteed by the principal(s). Commercial and agricultural operating and term loans represent approximately 27% of the loan portfolio.

Residential First Mortgage Loans – Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have fixed rates of up to fifteen years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios normally do not exceed 90% without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks’ collateral position. Loans secured by one to four family residential properties represent approximately 18% of the loan portfolio.

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

Employees

At December 31, 2014, the Banks had a total of 212 full-time equivalent employees and the Company had an additional 12 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

Market Area

The Company operates five commercial banks with locations in Boone, Hancock, Marshall, Polk and Story Counties in central and north central Iowa.

First National is headquartered in Ames, Iowa with a population of 61,792. The major employers are Iowa State University, National Center for Animal Health, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Sauer-Danfoss and McFarland Clinic. The Bank maintains four offices in the Des Moines metro area with a population of approximately 600,000. The major employers in the Des Moines metro market are State of Iowa, Principal Financial Group, Wells Fargo, UnityPoint Health, Mercy Medical Center, Nationwide Insurance, DuPont Pioneer, Meredith Corporation and John Deere.  First National’s primary business includes providing retail banking services and business and consumer lending. First National has a minimum exposure to agricultural lending.

Boone Bank is located in Boone, Iowa with a population of 12,629. Boone is the county seat of Boone County. The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and Communication Data Services. The Bank offers a full line of loan, deposit, and trust services. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 6,776. Nevada is the county seat of Story County. The major employers are Print Graphics, General Financial Supply, Mid-American Manufacturing, Mid-States Millwright & Builders, Inc., Burke Corporation and Almaco. State Bank provides various types of loans with a major agricultural presence. It provides a wide variety of banking services including wealth management, deposit, ATM and debit card, and merchant card processing.

Reliance Bank is headquartered in Story City, Iowa with a population of 3,426.  The major employers in the Story City area are Bethany Manor, American Packaging, M.H. Eby, Inc. and Record Printing.  The Bank also maintains offices in Garner, Iowa with a population of 3,098 and Klemme, Iowa with a population of 496.  Garner is the county seat of Hancock County. The major employers in the Garner/Klemme area are Iowa Mold & Tooling and Stellar Industries.  All locations are in major agricultural areas and the Bank has a strong presence in this type of lending.  As a full service commercial bank, it provides a full line of products and services.

United Bank is located in Marshalltown, Iowa with a population of 27,844. The major employers are Iowa Veterans Home, Marshalltown School District, JBS Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and Marshalltown Medical & Surgical Center. Marshalltown is the county seat of Marshall County. The Bank offers a full line of loan, deposit, and trust services. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans, automobile financing and real estate loans.

Competition

The geographic market area served by the Banks is highly competitive with respect to both loans and deposits. The Banks compete principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, finance divisions of auto and farm equipment companies, agricultural suppliers and other financial service providers. Some of these competitors are local, while others are statewide or nationwide. The major commercial bank competitors include Great Western Bank, U.S. Bank National Association and Wells Fargo Bank, each of which maintains an office or offices within the Banks’ primary central Iowa trade areas. Among the advantages such larger banks have are their ability to finance extensive advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. These larger banking organizations have much higher legal lending limits than the Banks and thus are better able to finance large regional, national and global commercial customers.

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

As of December 31, 2014, there were 44 FDIC insured institutions having approximately 112 locations within Boone, Hancock, Marshall, Polk and Story County, Iowa where the Banks' offices are located. First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”).   In response to the last national and international economic recession and to strengthen supervision of financial institutions and systemically important nonbank financial institutions, Congress and the U.S. government have taken a variety of actions, including the enactment of the Dodd-Frank Act on July 21, 2010.  The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s and mandates changes in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments and consumer protection.  While the changes in the law required by the Dodd-Frank Act has most significantly effected larger institutions, even relatively small institutions such as the Company have been affected.

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

Source of Strength to the Banks. The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's position that in serving as a source of strength to its subsidiary banks, bank holding companies should use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. It should also maintain the financial flexibility and capital raising capacity to obtain additional resources for providing assistance to its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice, or a violation of the Federal Reserve's regulations, or both.

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

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with applicable risk-based capital level requirements as of December 31, 2014.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, mark-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios.  Pursuant to the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, “non-advanced approaches banking organizations”, including the Company and the Banks, may make a one-time permanent election to continue to exclude these items.  This election must be made concurrently with the first filing of certain of the Company’s and the Banks’ periodic regulatory reports in the beginning of 2015.  The Company and the Banks expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio.  The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in Tier 1 capital, subject to grandfathering in the case of companies that had less than $15 billion in total consolidated assets as of December 31, 2009.

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

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements under prompt corrective action. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized." Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2014 each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	52	President and Director of First National.

Kevin G. Deardorff	60	Vice President & Technology Director of the Company.

Curtis A. Hoff	52	Named President and Director of United Bank on January 1, 2012. Previously served as an Executive Vice President of United Bank and Senior Vice President of State Bank.

Stephen C. McGill	60	President and Director of State Bank.

John P. Nelson	48	Chief Financial Officer, Vice President, Secretary, Treasurer and Director of the Company. Director and Chairman of Reliance Bank.

Thomas H. Pohlman	64	Chief Executive Officer, President and Director of the Company. Director and Chairman of First National, State Bank, Boone Bank and United Bank.

Jeffrey K. Putzier	53	President and Director of Boone Bank.

Richard J. Schreier	47	President and Director of Reliance Bank.

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

Risks Related to General Business, Economic and Political Conditions

Our earnings and financial condition are affected by general business, economic and political conditions. For example, a depressed economic environment increases the likelihood of lower employment levels and recession, which could adversely affect our earnings and financial condition. General business and economic conditions that could affect us include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets and the strength of the national and local economies in which the we operate. Political conditions can also affect our earnings through the introduction of new regulatory schemes and changes in tax laws.

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

Overall, although showing signs of improvement, the business environment in recent years was unfavorable for many households and businesses in the United States. While economic conditions in our market, the state of Iowa, and the United States have generally improved since the recession, there can be no assurance that this improvement will continue or occur at a meaningful rate. Stagnant or declining economic conditions could materially and adversely affect our results of operations and financial condition.

Risks Related to Investments

As of December 31, 2014, the fair value of our securities portfolio was approximately $542.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, an unfavorable change in the liquidity of an investment, rating agency downgrades of the securities, reinvestment risk, liquidity risk, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause us to recognize an other than temporary impairment (OTTI) in future periods and result in realized losses that negatively impact earnings. The success of any investment activity is affected by general economic conditions. Unexpected volatility or illiquidity in the markets in which we hold securities could reduce our liquidity and stockholders' equity. To mitigate these risks, we have access to lines of credit that provide additional liquidity, if needed.

Our investment securities are analyzed quarterly to determine whether, in the opinion of management, any of the securities have OTTI. To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to have OTTI and is credit loss related, we will recognize a charge to our earnings in the quarter during which such determination is made, and our capital ratios will be adversely impacted. Generally, a fixed income security is determined to have OTTI when it appears unlikely that we will receive all of the principal and interest due in accordance with the original terms of the investment. In addition to credit losses, losses are recognized for a security having an unrealized loss if we have the intent to sell the security or if it is more likely than not that we will be required to sell the security before collection of the principal amount.

Risks Related to Commercial Real Estate Loans

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2014. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that was anticipated at the time of originating the loan, which could cause an increase to our provision for loan losses and adversely affect our operating results and financial condition.

Risk Related to the Allowance for Loan Losses

We maintain an allowance for loan losses at a level believed to be adequate to absorb estimated losses inherent in the existing loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.

Determination of the allowance is inherently subjective as it requires significant estimates and management’s judgment of credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Also, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance. Any increases in provisions will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

Risk Related to Other Real Estate Owned

Other real estate owned consists of real estate collateral that we have received in foreclosure or accepted in lieu of foreclosure on nonperforming loans. Management obtains independent appraisals or performs evaluations to determine that these properties are carried on our financial statements at the lower of the new cost basis or fair value less cost to sell. These independent appraisals or evaluations are performed periodically by management with respect to current and any future other real estate owned, and any subsequent write-downs will be recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Due to potential changes in economic conditions, it is reasonably possible that changes in fair values will occur in the near term and that such changes could materially affect the amounts reported in our financial statements and reduce our earnings.

Rising Interest Rates

An increase in interest rates that may occur in connection with the recovery of the economy could negatively impact our net interest margin if interest expense increases more quickly than interest income. Our earning assets (primarily our loan and investment portfolio) have longer maturities than our interest bearing liabilities (primarily our deposits and other borrowings). Therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income, as the interest bearing liabilities reprice more quickly than earning assets, placing downward pressure on the net interest margin. A reduction in the net interest margin could negatively affect our results of operations, including earnings. In response to this challenge, we model quarterly the changes in income that would result from various changes in interest rates. Management believes our earning assets have the appropriate maturity and repricing characteristics to optimize earnings and interest rate risk positions.

Liquidity Risk

Maintaining adequate liquidity is essential to the banking business. An inability to raise funds through deposits, borrowing, sale of securities or other sources could have a substantial negative impact on our liquidity. Access to funding sources in amounts necessary to finance our activities or with terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets or adverse regulatory action taken against us. Our ability to borrow could be impaired by factors such as a disruption in the financial markets or negative views and expectations of the prospects for the financial services industry in light of the challenges facing the industry.

We maintain liquidity primarily through customer deposits and other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) overnight borrowings and purchased federal funds. If economic conditions change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, we might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in us realizing losses on such sales.

Concentration of Operations

Our operations are concentrated primarily in central and north central Iowa. As a result of this geographic concentration, our results may correlate to the economic conditions in this area. Any deterioration in economic conditions in central or north central Iowa, particularly in the industries on which the area depends (including agriculture which, in turn, is dependent upon weather conditions and government support programs), may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, its financial condition and results of operations.

Competition with Larger Financial Institutions

The banking and financial services business in our market area continues to be a competitive field and is becoming more competitive as a result of:

●	changes in regulations;
●	changes in technology and product delivery systems; and
●	the accelerating pace of consolidation among financial services providers.

It may be difficult for us to compete effectively in the market, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and customers with various bank and non-bank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services. Out strategic planning efforts continue to focus on capitalizing on our strengths in local markets while working to identify opportunities for improvement to gain competitive advantages.

Damage to our Reputation could Adversely Affect our Business

Our business depends upon earning and maintaining the trust and confidence of our customers, investors, and employees. Damage to our reputation could cause significant harm to our business. Harm to our reputation could arise from numerous sources, including employee misconduct, compliance failures, litigation, or governmental investigations, among other things. In addition, a failure to deliver appropriate standards of service, or a failure or perceived failure to treat customers and clients fairly, could result in customer dissatisfaction, litigation, and heightened regulatory scrutiny, all of which could lead to lost revenue, higher operating costs and harm to our reputation. Adverse publicity about us, whether or not true, may also result in harm to our business. Should any events or circumstances that could undermine our reputation occur, there can be no assurance that the additional costs and expenses that we may incur in addressing such issues would not adversely affect our financial condition and results of operations.

Trading Volume

The trading volume in our common stock on the Nasdaq Capital Market is relatively limited compared to those of larger companies listed on the NASDAQ Capital Market, the NASDAQ Global Markets, the New York Stock Exchange or other consolidated reporting systems or stock exchanges. A change in the supply or demand for our common stock may have a more significant impact on the price of our stock than for more actively traded companies.

Technological Advances

The financial services industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements and there is a risk we could become less competitive if we are unable to take advantage of these improvements.

Information Security

We depend on data processing, communication and information exchange on a variety of computing platforms and networks and over the internet. We cannot be certain all of our systems are entirely free from vulnerability to attack, despite safeguards which have been installed. Additionally, we rely on and do business with a variety of third-party service providers and vendors with respect to our business, data and communications needs. If information security is breached, or one of our service providers or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to us or damage to others. If information security is breached, our financial condition, results of operations and future prospects could be adversely affected.

Our accounting policies and methods may require management to make estimates about matters that are inherently uncertain

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with generally accepted accounting principles (GAAP) and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances. The application of that chosen accounting policy or method might result in us reporting different amounts than would have been reported under a different alternative. If management's estimates or assumptions are incorrect, we may experience a material loss.

We have identified four accounting policies as being "critical" to the presentation of our financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to (1) the fair value and possible OTTI of investment securities available for sale, (2) the valuation of other real estate owned, (3) the allowance for loan losses, and (4) impairment of goodwill. Because of the inherent uncertainty of these estimates, no assurance can be given that application of alternative policies or methods might not result in the reporting of different amounts of the fair value of securities available for sale, the fair value of other real estate owned, the allowance for loan losses, goodwill valuation and, accordingly, net income.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements.  These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations.

Changes in these standards are continuously occurring, and given the current economic environment, more drastic changes may occur.  The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

Government Regulations

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to extensive supervision of, and examination by, federal and state regulatory authorities which may limit our growth and the return to our shareholders by restricting certain activities, such as:

●	the payment of dividends to our shareholders;
●	the payment of dividends to us by our banking subsidiaries;
●	possible mergers with or acquisitions of or by other institutions;
●	investment policies;
●	loans and interest rates on loans;
●	interest rates paid on deposits;
●	expansion of branch offices; and/or
●	the possibility to provide or expand securities or trust services.

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act represented a comprehensive overhaul of the financial services industry within the United States and, among many other things, established the new federal BCFP and required the BCFP and other federal agencies to implement many significant rules and regulations. Compliance with the law and regulations has resulted in additional costs, and not all the rules and regulations have been finalized.

We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects. The cost of compliance with future regulatory requirements may adversely affect our net income.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's office is housed in the main office of First National located at 405 5th Street, Ames, Iowa and occupies approximately 3,400 square feet. There are lease agreements between the Company and First National. The main office owned by First National, consists of approximately 45,000 square feet. In addition to its main office, First National conducts its business through six full-service offices, the University office, North Grand office, Ankeny office, West Glen office, Valley Junction office and Johnston office. The University office is located in a temporary leased space in proximity to Iowa State University campus in Ames, Iowa. The University office will be moving to a Bank owned office less than one mile from the rented space and is expected to be opened in 2015. The North Grand office is located in Ames, Iowa and consists of approximately 2,500 square feet. The office in Ankeny, Iowa occupies approximately 14,000 square feet, of which approximately 3,000 square feet is leased to four tenants for business purposes. The West Glenn office is located in West Des Moines, Iowa and occupies approximately 12,500 square feet and is leased from the Company. The West Glen office leases approximately 2,000 square feet to one tenant. The Valley Junction office is located in West Des Moines, Iowa and consists of approximately 2,600 square feet. The Johnston office is leased and consists of 3,800 square feet. All of the properties owned by the Company and First National are free of any mortgages.

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

Reliance Bank conducts its business from its main office located at 606 Broad Street, Story City, Iowa. Approximately 12,400 square feet of the Story City office is leased to twelve tenants. Reliance also has full services offices located in Garner and Klemme, Iowa. All properties are owned by Reliance Bank free of any mortgage.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 27, 2015, the Company had approximately 399 shareholders of record and an estimated 1,004 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”. Trading in the Company’s common stock is, however, relatively limited. The closing price of the Company’s common stock was $24.66 on February 27, 2015.

Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

	2014			2013
	Market Price			Market Price
Quarter	High	Low	Quarter	High	Low
1st	$23.50	$20.24	1st	$22.91	$19.92
2nd	$23.35	$21.15	2nd	$23.15	$18.50
3rd	$24.37	$22.13	3rd	$23.94	$19.87
4th	$26.87	$21.63	4th	$23.05	$21.09

The Company declared aggregate annual cash dividends in 2014 and 2013 of approximately $6,704,000 and $5,959,000, respectively, or $0.72 per share in 2014 and $0.64 per share in 2013. In February 2015, the Company declared a cash dividend of approximately $1,862,000 or $0.20 per share.

Quarterly dividends declared during the last two years were as follows:

	2014	2013
Quarter	Cash dividends	Cash dividends
	declared per share	declared per share
1st	$0.18	$0.16
2nd	$0.18	$0.16
3rd	$0.18	$0.16
4th	$0.18	$0.16

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

The following performance graph provides information regarding cumulative, five-year total return on an indexed basis of the Company's common stock as compared with the NASDAQ Composite Index, the SNL Midwest OTC_BB and Pink Banks (“Midwest OTC Bank Index”) and the SNL Bank NASDAQ Index (“NASDAQ Bank Index”) prepared by SNL Financial L.C. of Charlottesville, Virginia (www.snl.com). The Midwest OTC Bank Index reflects the performance of 129 bank holding companies operating principally in the Midwest as selected by SNL Financial. The NASDAQ Bank Index is comprised of 280 bank and bank holding companies listed on the NASDAQ market and operating throughout the United States. The indexes assume the investment of $100 on December 31, 2009, in the Company’s common stock, the NASDAQ Composite Index, Midwest OTC Bank Index and the NASDAQ Bank Index with all dividends reinvested. The Company’s stock price performance shown in the following graph is not indicative of future stock price performance.

In November, 2014, the Board of Directors approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in November, 2013) that expired in November, 2014. The Company did not purchase any shares in 2014 or 2013 under either of the Stock Repurchase Plans that were in effect during 2014 or 2013.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2014.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2014 to October 31, 2014 (1)	-	$-	-	100,000

November 1, 2014 to November 30, 2014 (1) and (2)	-	$-	-	100,000

December 1, 2014 to December 31, 2014 (2)	-	$-	-	100,000

Total	-		-

(1)

The Stock Repurchase Plan adopted in November, 2013 expired on November 13, 2014 and no shares remain available for purchase under this plan as a result of the expiration. No purchases were made under this plan during October or November, 2014.

(2)

A successor Stock Repurchase Plan was approved and became effective on November 12, 2014 and authorized the purchase of 100,000 shares. This plan is scheduled to expire on November 12, 2015. No purchases were made under this plan during November or December, 2014.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2010 through 2014 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Selected Financial Data

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010

STATEMENT OF INCOME DATA
Interest income	$40,964	$38,434	$38,072	$37,616	$37,294
Interest expense	4,547	5,075	5,752	6,730	7,775

Net interest income	36,417	33,359	32,320	30,886	29,519
Provision for loan losses	429	786	22	533	664

Net interest income after provision for loan losses	35,988	32,573	32,298	30,353	28,855
Noninterest income	9,252	7,718	7,435	6,970	6,836
Noninterest expense	24,373	21,679	20,803	18,852	18,221

Income before provision for income tax	20,867	18,612	18,930	18,471	17,470
Provision for income tax	5,616	4,658	4,748	4,550	4,504

Net income	$15,251	$13,954	$14,182	$13,921	$12,966

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$6,704	$5,959	$5,587	$4,876	$4,150
Cash dividends declared per share	$0.72	$0.64	$0.60	$0.52	$0.44
Basic and diluted earnings per share	$1.64	$1.50	$1.52	$1.48	$1.37
Weighted average shares outstanding	9,310,913	9,310,913	9,310,913	9,399,076	9,432,915

BALANCE SHEET DATA
Total assets	$1,301,031	$1,233,084	$1,217,692	$1,035,564	$962,975
Net loans	658,441	564,502	510,126	438,651	418,094
Deposits	1,052,123	1,011,803	1,004,732	818,705	743,862
Stockholders' equity	154,674	142,106	144,736	134,557	121,363
Equity to assets ratio	11.89%	11.52%	11.89%	12.99%	12.60%

	Years Ended December 31,
	2014	2013	2012	2011	2010

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$15,251	$13,954	$14,182	$13,921	$12,966
Average assets	1,263,382	1,225,617	1,142,667	1,009,231	928,610
Average stockholders' equity	151,211	142,997	140,716	128,679	118,889

Return on assets (net income divided by average assets)	1.21%	1.14%	1.24%	1.38%	1.40%
Return on equity (net income divided by average equity)	10.09%	9.76%	10.08%	10.82%	10.91%
Net interest margin (net interest income divided by average earning assets)	3.31%	3.18%	3.35%	3.60%	3.74%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	53.37%	52.78%	52.33%	49.80%	50.12%
Dividend payout ratio (dividends per share divided by net income per share)	43.90%	42.67%	39.47%	35.14%	32.12%
Dividend yield (dividends per share divided by closing year-end market price)	2.78%	2.86%	2.74%	2.67%	2.03%
Equity to assets ratio (average equity divided by average assets)	11.97%	11.67%	12.31%	12.75%	12.80%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion is provided for the consolidated operations of the Company and its Banks. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks and the managing of its own bond, equity and loan portfolios. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and wealth management services. The Banks also offer investment services through a third-party broker-dealer. The Company employs twelve individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems and the coordination of management activities, in addition to 212 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flows are: (i) interest and fees earned on loans made or held by the Company and Banks; (ii) interest on fixed income investments held by the Company and the Banks; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at the Banks; (v) gain on the sale of loans held for sale; (vi) securities gains; and (vii) merchant and card fees. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) professional fees; (vi) business development; (vii) Federal Deposit Insurance Corporation (the “FDIC”) insurance assessments; and (viii) other real estate owned expenses. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company reported net income of $15,251,000 for the year ended December 31, 2014 compared to $13,954,000 and $14,182,000 reported for the years ended December 31, 2013 and 2012, respectively. This represents an increase in net income of 9.3% when comparing 2014 with 2013. The increase in net income in 2014 from 2013 was primarily the result of an increase in net interest income, gain on the sale of premises and equipment in 2014 and an increase in wealth management income, offset in part by increases salaries and benefits and other real estate owned expenses. The gain on the sale of premises and equipment was primarily due to the sale of First National’s University office. The First Bank Acquisition, described in Item 1 of this Report, contributed to increases in net interest income, noninterest income and noninterest expense. The decrease in net income in 2013 from 2012 was primarily the result of higher provision for loan losses, higher salaries and benefits and lower gain on the sale of loans held for sale, offset in part by an increase in net interest income. The Liberty Acquisition, described in Item 1 of this Report, contributed to increases in net interest income, noninterest income and noninterest expense.    Earnings per share for 2014 were $1.64 compared to $1.50 in 2013 and $1.52 in 2012. All five Banks demonstrated profitable operations during 2014.

The Company’s return on average equity for 2014 was 10.09% compared to 9.76% and 10.08% in 2013 and 2012, respectively, and the return on average assets for 2014 was 1.21% compared to 1.14% in 2013 and 1.24% in 2012. The increase in return on average equity and assets when comparing 2014 to 2013 was primarily a result of increased net income. The decrease in return on average equity and assets when comparing 2013 to 2012 was primarily a result of decreased net income.

The following discussion will provide a summary review of important items relating to:

●	Challenges
●	Key Performance Indicators
●	Industry Results
●	Critical Accounting Policies
●	Income Statement Review
●	Balance Sheet Review
●	Asset Quality Review and Credit Risk Management
●	Liquidity and Capital Resources
●	Interest Rate Risk
●	Inflation
●	Forward-Looking Statements and Business Risks

Challenges

Management has identified certain events or circumstances that have the potential to negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges.

●

If interest rates increase significantly over a relatively short period of time due to improving national employment levels or higher inflationary numbers, the interest rate environment may present a challenge to the Company. Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income, thus placing downward pressure on net interest income. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will tend to increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

●

Other real estate owned amounted to $8.4 million and $8.9 million as of December 31, 2014 and 2013, respectively. Other real estate owned costs, net amounted to $1,502,000, $651,000 and $483,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Management obtains independent appraisals or performs evaluations to determine that these properties are carried at the lower of the new cost basis or fair value less cost to sell. It is at least reasonably possible that change in fair values will occur in the near term and that such changes, which would be charged against earnings, could have a negative impact on the Company’s net income.

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

Selected Indicators for the Company and the Industry

	Year Ended December 31,
	2014		2013		2012
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.21%	1.01%	1.14%	1.07%	1.24%	1.00%

Return on equity	10.09%	9.03%	9.76%	9.56%	10.08%	8.92%

Net interest margin	3.31%	3.14%	3.18%	3.26%	3.35%	3.42%

Efficiency ratio	53.37%	61.88%	52.78%	60.54%	52.33%	61.60%

Capital ratio	11.97%	9.46%	11.67%	9.41%	12.31%	9.15%

Key performance indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company’s return on assets ratio is higher than that of the industry, primarily as a result of the Company’s net interest margin, provision for loan losses and non-interest expense relative to the industry.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company’s return on equity ratio is higher than the industry primarily as a result of the Company’s net interest margin, provision for loan losses and non-interest expense relative to the industry, offset in part by a higher capital ratio.

●	Net Interest Margin

This ratio is calculated by dividing net interest income by average earning assets. Earning assets consist primarily of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings. The Company’s net interest margin is slightly higher than the industry, due primarily to a higher yields on earning assets at the Company as compared to the industry.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio is lower than the industry average, primarily as a result of the Company’s lower non-interest expense.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2014:

Quarterly ROA Falls Below 1% for First Time in 2 Years

Strengthening loan growth helped lift revenues at most banks, but higher litigation expenses at a few large banks and lower noninterest income from sales, securitization, and servicing of residential mortgage loans caused the industry’s fourth-quarter net income to fall below the level of a year earlier. A majority of banks, 61%, reported improved quarterly earnings, while the proportion of unprofitable institutions fell to 9.4% from 12.7% in fourth quarter 2013. However, fourth-quarter net income of $36.9 billion was $2.9 billion (7.3%) less than in fourth quarter 2013, as the four largest banks reported year-over-year declines in quarterly net income totaling $4.1billion. The average return on assets (ROA) fell to 0.96% from 1.09% the year before. This is the first time in two years that the average quarterly ROA has fallen below 1%.

Most Banks Report Increased Revenues

Net operating revenue, the sum of net interest income and total noninterest income, increased by $923 million (0.6%) in the fourth quarter, compared with fourth quarter 2013. Net interest income was $1.1 billion (1%) higher, while total noninterest income was $160 million (0.3%) lower. The increase in net interest income was attributable to growth in interest-bearing assets, which increased 6.2% in the 12 months ended December 31. Almost 71% of all banks reported higher net interest income than a year earlier. The average net interest margin in the fourth quarter was 3.12%, compared with 3.27% in fourth quarter 2013 and 3.15% in third quarter 2014. The decline in noninterest income was primarily the result of a $1.6 billion (30.8%) drop in revenue from the sale, securitization, and servicing of residential mortgage loans. More than half of all banks (54.4%) reported higher noninterest income than the year-earlier quarter.

Loss Provisions Rise for a Second Consecutive Quarter

For a second consecutive quarter, the amount that banks set aside for loan-loss provisions was higher than a year earlier. Loan-loss provisions totaled $8.2 billion in the fourth quarter, up $878 million (12%) versus fourth quarter 2013. Noninterest expenses were $4.9 billion (4.8%) higher, as itemized litigation expenses at a few of the largest banks were $4.4 billion more than the year-earlier quarter.

Full-Year Earnings Post First Decline in Five Years

Full-year 2014 net income totaled $152.7 billion, $1.7 billion (1.1%) less than the industry earned in 2013. This is the first decline in annual net income in five years. The full-year ROA was 1.01%, marking the third year in a row that annual ROA has been above 1%. Reduced revenues from mortgage sales, securitization, and servicing (down $9.1 billion, or 35.1%), and increased litigation expenses (up $6.5 billion) were the main contributors to the drop in full-year earnings. Almost two out of every three banks (64%) reported increased earnings in 2014, but 7 of the 10 largest banks reported lower earnings. Although more than two-thirds of all banks reported higher net operating revenue, the industry total was essentially unchanged from 2013, as net interest income rose by $5.5 billion (1.3%), and noninterest income fell by $5.5 billion (2.2%). This is the first time in four years that annual net interest income has increased. Full-year loan-loss provisions were $2.7 billion (8.4%) lower in 2014. Noninterest expenses were $5.2 billion (1.2%) higher, as the higher litigation expenses were offset in part by a $3.5 billion (72.9%) reduction in goodwill impairment charges.

Net Charge-Off Rate Falls to an Eight-Year Low

Asset-quality indicators continued to improve in the fourth quarter, as net charge-offs (NCOs) posted a year-over-year decline for the 18thconsecutive quarter. Fourth-quarter NCOs were $2.2 billion (18.3%) lower than in fourth quarter 2013. The largest improvements were in retail loan categories. Residential mortgage loan NCOs fell by $785 million (49.9%), while charge-offs of home equity lines of credit were $446 million (39.1%) lower, and credit card NCOs were $356 million (6.4%) less than in fourth quarter 2013. The average net charge-off rate in the fourth quarter fell to 0.48%, from 0.62% a year earlier. This is the lowest fourth quarter NCO rate since 2006.

The Noncurrent Loan Rate Falls Below 2%

The amount of loans that were noncurrent (90 days or more past due or in nonaccrual status) declined for the 19thquarter in a row. During the three months ended December 31, noncurrent loan balances fell by $9.2 billion (5.4%). The biggest improvements occurred in real estate loan portfolios. Noncurrent residential mortgage balances fell by $5.3 billion (4.9%) during the quarter, while noncurrent nonfarm nonresidential real estate loans declined by $1.6 billion (9.4%), and noncurrent real estate construction and development loan balances declined by $887 million (15.1%). The percentage of total loans and leases that were noncurrent fell from 2.11% to 1.96% during the quarter. This is the first time since the end of first quarter 2008 that the noncurrent rate has been below 2%.

The Industry Continues to Release Reserves

Insured institutions reduced their reserves for loan losses by $2.6 billion (2.1%) in the fourth quarter, as net charge-offs of $9.9 billion exceeded the $8.2 billion that banks set aside in loan-loss provisions. This is the 19th consecutive quarter that the industry’s loss reserves have declined. At the end of 2014, reserves totaled $122.6 billion, the lowest since the end of first quarter 2008. The ratio of reserves to total loans and leases fell to 1.48% at year-end, a seven-year low. Despite the reduction in reserves, the industry’s coverage ratio of reserves to noncurrent loans and leases improved for the ninth quarter in a row, rising from 72.9% to 75.4%. This is the highest level for the coverage ratio since third quarter 2008.

Retained Earnings Are More Than Double the Year-Ago Level

Equity capital increased by $15.7 billion (0.9%) during the quarter. Retained earnings contributed $13.9 billion to capital growth, more than twice the $4.8 billion of a year earlier. Total risk-based capital rose by $20.3 billion (1.3%). At the end of 2014, 98.6% of all insured institutions, representing 99.8% of industry assets, met or exceeded the requirements for the highest regulatory capital category, as defined for Prompt Corrective Action purposes.

12-Month Loan Growth Rate Rises Above 5%

Total assets increased by $204.4 billion (1.3%), as loan and lease balances rose by $149.4 billion (1.8%), holdings of U.S. Treasury securities increased by $59.9 billion (17.3%), and balances at Federal Reserve banks grew by $58.6 billion (4.4%). Loan growth was led by commercial and industrial (C&I) loans, which increased by $42.2 billion (2.5%); credit cards, which posted a seasonal $35.4 billion (5.2%) increase; nonfarm nonresidential real estate loans, which rose by $16.7 billion (1.5%); and real estate construction and development loans, which grew by $7.9 billion (3.4%). Loans to small businesses and farms increased by $2.9 billion (0.4%), as small C&I loans rose by $4.2 billion (1.4%). For the 12 months ended December 31, total loan and lease balances were up by 5.3%, the highest 12-month growth rate since mid-year 2008. Eighty percent of the increase in Treasury securities and 85% of the growth in Federal Reserve balances in the fourth quarter occurred at banks with assets greater than $250 billion, which are subject to a new Liquidity Coverage Ratio rule.

Large Denomination Deposits Continue to Lead Growth in Liabilities

Deposits increased by $167.3 billion (1.4%) in the fourth quarter, as balances in domestic offices rose by $195.2 billion (1.9%), and deposits in foreign offices fell by $27.9 billion (2%).Most of the growth in domestic deposits occurred in accounts with balances greater than $250,000. Balances in these large denomination accounts increased by $158.9 billion (3.1%), while balances in domestic accounts of less than $250,000 rose by $50.3billion (1%). Time deposits posted their largest quarterly increase since third quarter 2008, rising by $96.8 billion (6%). Nondeposit liabilities increased by $22.5 billion (1.1%), as banks increased their Federal Home Loan Bank advances by $21.1 billion (4.8%).

No New Charters Added in 2014

The number of FDIC-insured commercial banks and savings institutions reporting financial results fell to 6,509 at year-end, from 6,589 at the end of September, and 6,812 at the end of 2013. During the fourth quarter, mergers absorbed 75 institutions, while four insured institutions failed. For the full year, there were 274 institutions absorbed by mergers and 18 failures. This is the smallest number of bank failures in a year since 2007. In 2013, there were 24 failures. No new banks were chartered in 2014, marking the second time in the last three years that there have been no new bank charters. There were 2,047,879 full-time equivalent employees reported at year-end 2014, down 761 from September 30, and down 20,840 from year-end 2013. The number of banks on the FDIC’s “Problem List” declined from 329 to 291 during the fourth quarter, and total assets of “problem” banks fell from $102 billion to $87 billion. The “Problem List” is at its lowest level since year-end 2008.

Critical Accounting Policies

The discussion contained in this Item 7 and other disclosures included within this Annual Report are based on the Company’s audited consolidated financial statements which appear in Item 8 of this Annual Report. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Goodwill

Goodwill arose in connection with the First Bank Acquisition on August 29, 2014 and the Liberty Acquisition on April 27, 2012. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At December 31, 2014, Company management has completed the goodwill impairment analysis and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

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

ASSETS

	2014			2013			2012

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$85,115	$4,034	4.74%	$80,254	$3,843	4.79%	$80,664	$3,985	4.94%
Agricultural	72,399	3,469	4.79%	69,117	3,667	5.31%	60,925	3,381	5.55%
Real estate	412,752	19,039	4.61%	363,983	17,191	4.72%	322,681	16,408	5.08%
Consumer and other	13,840	654	4.73%	14,273	733	5.14%	18,429	987	5.36%

Total loans (including fees)	584,106	27,196	4.66%	527,627	25,434	4.82%	482,699	24,761	5.13%

Investment securities
Taxable	296,785	7,105	2.39%	292,179	5,744	1.97%	282,972	6,059	2.14%
Tax-exempt (2)	281,790	9,771	3.47%	295,271	10,558	3.58%	254,117	10,408	4.10%

Total investment securities	578,575	16,876	2.92%	587,450	16,302	2.78%	537,089	16,467	3.07%

Interest bearing deposits and federal funds sold	40,147	309	0.77%	49,796	391	0.78%	54,181	484	0.89%

Total interest-earning assets	1,202,828	$44,381	3.69%	1,164,873	$42,127	3.62%	1,073,969	$41,712	3.88%

Noninterest-earning assets
Cash and due from banks	21,640			20,718			21,926
Premises and equipment, net	12,943			12,108			11,866
Other, less allowance for loan losses	25,971			27,918			34,906

Total noninterest-earning assets	60,554			60,744			68,698

TOTAL ASSETS	$1,263,382			$1,225,617			$1,142,667

(1) Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2014			2013			2012

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	$607,273	$1,142	0.19%	$591,044	$1,176	0.20%	$520,487	$1,153	0.22%

Time deposits > $100,000	96,244	930	0.97%	96,247	1,080	1.12%	102,033	1,298	1.27%
Time deposits < $100,000	145,704	1,313	0.90%	149,934	1,606	1.07%	152,585	2,021	1.32%

Total deposits	849,221	3,385	0.40%	837,225	3,862	0.46%	775,105	4,472	0.58%
Other borrowed funds	85,246	1,162	1.36%	71,787	1,213	1.69%	72,077	1,280	1.78%

Total interest-bearing liabilities	934,467	4,547	0.49%	909,012	5,075	0.56%	847,182	5,752	0.68%

Noninterest-bearing liabilities
Demand deposits	171,407			167,207			147,438
Other liabilities	6,297			6,401			7,331

Stockholders' equity	151,211			142,997			140,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,263,382			$1,225,617			$1,142,667

Net interest income		$39,834	3.31%		$37,052	3.18%		$35,960	3.35%

Spread Analysis
Interest income/average assets		$44,381	3.51%		$42,127	3.44%		$41,712	3.65%
Interest expense/average assets		4,547	0.36%		5,075	0.41%		5,752	0.50%
Net interest income/average assets		39,834	3.15%		37,052	3.02%		35,960	3.15%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate loan interest income increased $1,848,000 in 2014 compared to 2013. Increased volume of real estate loans increased income in 2014 by $2,256,000 and lower interest rates decreased interest income in 2014 by $408,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

	2014 Compared to 2013			2013 Compared to 2012
(dollars in thousands)
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
Interest income
Loans
Commercial	$231	$(40)	$191	$(20)	$(122)	$(142)
Agricultural	170	(368)	(198)	437	(151)	286
Real estate	2,256	(408)	1,848	2,000	(1,217)	783
Consumer and other	(22)	(57)	(79)	(215)	(39)	(254)

Total loans (including fees)	2,635	(873)	1,762	2,202	(1,529)	673

Investment securities
Taxable	94	1,267	1,361	188	(503)	(315)
Tax-exempt	(470)	(317)	(787)	1,566	(1,416)	150

Total investment securities	(376)	950	574	1,754	(1,919)	(165)

Interest bearing deposits and federal funds sold	(77)	(5)	(82)	(37)	(56)	(93)

Total interest-earning assets	2,182	72	2,254	3,919	(3,504)	415

Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	30	(64)	(34)	138	(115)	23
Time deposits > $100,000	-	(150)	(150)	(71)	(147)	(218)
Time deposits < $100,000	(44)	(249)	(293)	(35)	(380)	(415)

Total deposits	(14)	(463)	(477)	32	(642)	(610)

Other borrowed funds	207	(258)	(51)	(5)	(62)	(67)

Total interest-bearing liabilities	193	(721)	(528)	27	(704)	(677)

Net interest income-earning assets	$1,989	$793	$2,782	$3,892	$(2,800)	$1,092

(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest bearing liabilities. The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2014, 2013 and 2012, the Company's net interest margin was 3.31%, 3.18% and 3.35%, respectively.

Net interest income during 2014, 2013 and 2012 totaled $36,417,000, $33,359,000 and $32,320,000, respectively, representing a 9.2% increase in 2014 compared to 2013 and a 3% increase in 2013 from 2012. Net interest income increased in 2014 as compared to 2013 due primarily to increases in the average balance of real estate loans and the average yield on taxable investment securities. Net interest income increased in 2013 as compared to 2012 due primarily to increases in average interest-earning assets and lower rates on deposits, offset in part by declines in yields on loans and investments.

The high level of competition in the local markets will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s market in Ames, Iowa, has ten banks, six credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other communities creating similarly competitive environments.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company’s provision for loan losses for the year ended December 31, 2014 was $429,000 compared to $786,000 for the previous year. The lower provision for loan losses in 2014 as compared to 2013 was due primarily to improved credit quality indicators such as lower past due, impaired and classified loans, as well as a decrease in the allowance for loan loss on impaired loans, offset to a lesser extent due to an increase in the loans receivables. The Company’s provision for loan losses for the year ended December 31, 2013 was $786,000 compared to $22,000 for the previous year. The higher provision for loan losses in 2013 as compared to 2012 was due primarily to an increase in the loans receivables and offset to a lesser extent due to improved credit quality indicators such as lower past due, impaired and classified loans, as well as a decrease in the allowance for loan loss on impaired loans. Refer to the “Asset Quality and Credit Risk Management” discussion for additional details with regard to loan loss provision expense.

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

Noninterest income during the years ended 2014, 2013 and 2012 totaled $9,252,000, $7,718,000 and $7,435,000, respectively. The higher non-interest income in 2014 as compared to 2013 related primarily to the gain on the sale of premises and equipment and wealth management income, offset in part by lower gains on the sale of loans held for sale. The increase in wealth management income was due primarily to market value driven account fees, as market values have increased on managed assets, and estate settlement fees. The gain on the sale of premises and equipment was due primarily to the sale of First National’s University office which resulted in a $1,257,000 gain. The decrease in gain on sale of loans held for sale is due primarily to lower loan origination volume due to higher market interest rates during 2014. The higher non-interest income in 2013 as compared to 2012 related primarily to an increase in securities gains combined with no other-than-temporary impairment in 2013, offset by a lower gain on the sale of loans held for sale. The decrease in gain on sale of loans held for sale is due primarily to lower loan origination volume due to higher market interest rates. Excluding securities gains and gain on sale of premises and equipment in 2014 and 2013, noninterest income increased 2.8% in 2014 as compared to 2013. Excluding securities gains in 2013 and 2012, noninterest income decreased 1.1% in 2013 as compared to 2012.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 58%, 61% and 60% of noninterest expense in 2014, 2013 and 2012, respectively.

Noninterest expense during the years ended 2014, 2013 and 2012 totaled $24,373,000, $21,679,000 and $20,803,000, respectively, representing a 12.4% increase in 2014 compared to a 4.2% increase in 2013. The primary reason for the increase in 2014 was higher salaries and employee benefit costs benefits due primarily to normal salary increases, additional payroll costs associated with the First Bank Acquisition and higher incentive pay and higher other real estate owned expenses due to impairment write-downs. The primary reason for the increase in 2013 was higher salaries and employee benefit costs benefits due primarily to the impact of the Liberty Acquisition, increased staffing and normal salary increases. The percentage of noninterest expense to average assets was 1.93% in 2014, compared to 1.77% and 1.82% during 2013 and 2012, respectively.

Provision for Income Taxes

The provision for income taxes for 2014, 2013 and 2012 was $5,616,000, $4,658,000 and $4,748,000, respectively. This amount represents an effective tax rate of 27%, 25% and 25% for 2014, 2013 and 2012, respectively. The Company's marginal federal income tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities. The increase in the effective tax rate for 2014 is due primarily to tax-exempt interest income decreasing as a percent of income before income taxes.

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

Total assets increased to $1,301,031,000 in 2014 compared to $1,233,084,000 in 2013, a 5.5% increase. The increase in assets was due primarily to an increase in loans primarily from the First Bank Acquisition and growth at the affiliate banks. The increase in loans was offset in part by a decrease in securities available-for-sale.

Loan Portfolio

Net loans as of December 31, 2014 totaled $658,441,000, an increase of 16.67% from the $564,502,000 as of December 31, 2013. The increase in loans was primarily due the First Bank Acquisition as well as origination levels at the affiliated banks. This growth primarily resulted in increases in the commercial real estate, 1-4 family real estate and construction real estate portfolios. Loans are the primary contributor to the Company’s revenues and cash flows. The average yield on loans was 174 and 204 basis points higher in 2014 and 2013, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2014.

	2014	2013	2012	2011	2010
(dollars in thousands)
Real Estate
Construction	$36,016	$23,928	$17,077	$23,631	$19,597
1-4 family residential	122,777	108,289	104,268	94,262	88,933
Commercial	257,054	206,112	178,660	147,500	139,370
Agricultural	57,449	53,834	43,868	32,503	31,931
Commercial	92,703	86,823	80,264	75,958	78,173
Agricultural	85,609	81,326	77,483	52,179	45,630
Consumer and other	15,763	12,795	16,340	20,754	22,052

Total loans	667,371	573,107	517,960	446,787	425,686
Deferred loan fees, net	(92)	(34)	(62)	(231)	(71)

Total loans net of deferred fees	$667,279	$573,073	$517,898	$446,556	$425,615

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans. As of December 31, 2014, gross loans totaled approximately $667 million, which equals approximately 63.4% of total deposits and 51.3% of total assets. The Company’s peer group (consisting of 342 bank holding companies with total assets of $1 to $3 billion) loan to deposit ratio as of December 31, 2014 was a much higher 83%. The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy and a higher level of deposits. As of December 31, 2014, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

Real estate loans include various types of loans for which the Banks hold real property as collateral and consist of loans primarily on commercial properties and single family residences. Real estate loans typically have fixed rates for up to five years, with the Company’s loan policy permitting a maximum fixed rate maturity of up to 15 years. The majority of construction loan volume is given to contractors to construct commercial buildings and these loans generally have maturities of up to 12 months. The Banks also originate residential real estate loans for sale to the secondary market for a fee.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2014

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

		After one
		year but
	Within	within	After
	one year	five years	five years	Total
(dollars in thousands)

Real Estate
Construction	$21,296	$12,432	$2,288	$36,016
1-4 family residential	23,165	39,769	59,843	122,777
Commercial	25,822	173,368	57,864	257,054
Agricultural	5,491	14,502	37,456	57,449
Commercial	39,632	48,674	4,397	92,703
Agricultural	65,377	18,693	1,539	85,609
Consumer and other	3,834	10,259	1,670	15,763

Total loans	$184,617	$317,697	$165,057	$667,371

	After one
	year but
	within	After
	five years	five years

Loan maturities after one year with:
Fixed rates	$270,061	$123,381
Variable rates	47,636	41,676

	$317,697	$165,057

Loans Held For Sale

Mortgage origination funding awaiting delivery to the secondary market totaled $705,000 and $296,000 as of December 31, 2014 and 2013, respectively. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2014 were $542,502,000, a decrease of $37.5 million or 6.5% from the prior year end. As of December 31, 2014 and 2013, the investment portfolio comprised 42% and 47% of total assets, respectively.

The following table presents the fair values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2014, 2013 and 2012, respectively. This portfolio provides the Company with a significant amount of liquidity.

	2014	2013	2012
(dollars in thousands)

U.S. government treasuries	$1,448	$-	$-
U.S. government agencies	87,307	61,178	48,687
U.S. government mortgage-backed securities	120,985	155,142	191,957
State and political subdivisions	281,776	315,224	309,573
Corporate bonds	47,319	44,752	34,762
Equity securities	3,667	3,743	3,438

Total	$542,502	$580,039	$588,417

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

The equity securities portfolio consisted primarily of a financial stock and other required stocks, such as the FHLB and FRB stock, as of December 31, 2014, 2013 and 2012.

During the years ended December 31, 2014, 2013 and 2012, the Company only recognized an other-than-temporary impairment on an equity security in 2012 of $260,000. Management believes that there are no additional other-than-temporary impairments in the securities available-for-sale portfolio at December 31, 2014; however, it is possible that the Company may incur impairment losses in 2015 and thereafter.

As of December 31, 2014, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity.

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

Investment Maturities as of December 31, 2014

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties.

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total
(dollars in thousands)

U.S. government treasuries	$-	$965	$482	$-	$1,447
U.S. government agencies	10,535	35,563	41,209	-	87,307
U.S. government mortgage-backed securities	2,861	97,235	20,889	-	120,985
States and political subdivisions (1)	28,666	139,982	100,081	13,049	281,778
Corporate bonds	757	23,713	22,848	-	47,318

Total	$42,819	$297,458	$185,509	$13,049	$538,835

Weighted average yield
U.S. government treasuries	0.00%	2.00%	2.00%	0.00%	2.00%
U.S. government agencies	2.69%	2.04%	2.11%	0.00%	2.15%
U.S government mortgage-backed securities	3.99%	2.66%	2.59%	0.00%	2.68%
States and political subdivisions (1)	3.58%	3.43%	3.58%	4.45%	3.55%
Corporate bonds	5.47%	2.70%	2.56%	0.00%	2.68%

Total	3.42%	2.95%	3.01%	4.45%	3.04%

(1) Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

At December 31, 2014 and 2013, the Company’s investment securities portfolio included securities issued by 314 and 315 government municipalities and agencies located within 25 and 25 states with a fair value of $281,776,320 and $315,224,133, respectively. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of December 31, 2014 and 2013 was $5.4 million and $5.3 million (approximately 1.9% and 1.7% of the fair value of the governmental municipalities and agencies) both represented by the Dubuque, Iowa Community School District to be repaid by sales tax revenues, respectively.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of December 31, 2014 and 2013 identifying the state in which the issuing government municipality or agency operates.

	2014		2013
		Estimated		Estimated
(dollars in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$75,879	$76,857	$89,366	$90,186
Texas	10,352	10,537	12,158	12,194
Minnesota	8,797	8,932	10,675	10,822
Pennsylvania	7,377	7,390	7,352	7,259
Other (2014: 18 states; 2013: 17 states)	31,028	31,549	36,825	37,120

Total general obligation bonds	$133,433	$135,265	$156,376	$157,581

Revenue bonds:
Iowa	$134,683	$137,250	$147,962	$147,880
Other (2014: 11 states; 2013: 10 states)	9,212	9,261	9,839	9,763

Total revenue bonds	$143,895	$146,511	$157,801	$157,643

Total obligations of states and political subdivisions	$277,328	$281,776	$314,177	$315,224

As of December 31, 2014 and 2013, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities and water utilities. The revenue bonds are to be paid from 11 revenue sources in 2014 and 2013. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table.

	2014		2013
		Estimated		Estimated
(dollars in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$86,386	$88,449	$92,533	$92,905
College and universities, primarily dormitory revenues	14,005	14,108	15,609	15,341
Water	12,155	12,191	13,264	12,988
Leases	9,551	9,599	10,202	9,977
Electric Power	7,357	7,578	5,951	6,091
Other	14,441	14,586	20,242	20,341

Total revenue bonds by revenue source	$143,895	$146,511	$157,801	$157,643

Deposits

Total deposits were $1,052,123,000 and $1,011,803,000 as of December 31, 2014 and 2013, respectively. The increase of $40,320,000 can be attributed to the First Bank Acquisition, offset in part by a reduction in deposits due to a customer transferring funds from a commercial checking account to a daily repurchase agreement.

The Company’s primary source of funds is customer deposits. The Banks attempts to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 58% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company had $3,247,000 of brokered deposits as of December 31, 2014 and 2013.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2014, 2013 and 2012.

	2014		2013		2012
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)

Noninterest bearing demand deposits	$171,407	0.00%	$167,207	0.00%	$147,438	0.00%
Interest bearing demand deposits	293,181	0.18%	294,767	0.20%	265,835	0.23%
Money market deposits	244,461	0.21%	233,344	0.21%	201,434	0.22%
Savings deposits	69,633	0.15%	62,933	0.16%	53,218	0.19%
Time certificates > $100,000	96,244	0.97%	96,247	1.12%	102,033	1.27%
Time certificates < $100,000	145,704	0.90%	149,934	1.07%	152,585	1.32%

	$1,020,628		$1,004,433		$922,543

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2014, 2013 and 2012.

	2014	2013	2012
(dollars in thousands)
3 months or less	$18,632	$18,230	$15,073
Over 3 through 12 months	37,425	39,765	38,570
Over 12 through 36 months	29,308	28,722	32,084
Over 36 months	8,443	10,361	14,199

Total	$93,808	$97,078	$99,926

Securities sold under an agreement to repurchase

Securities sold under agreements to repurchase totaled $51,265,000 and $39,617,000 as of December 31, 2014 and 2013, respectively. The increase of $11,648,000 was primarily related to a commercial customer transferring funds to a daily repurchase account from a commercial checking account.

Borrowed Funds

Borrowed funds that may be utilized by the Company are comprised of FHLB advances, federal funds purchased and repurchase agreements. Borrowed funds are an alternative funding source to deposits and can be used to fund the Company’s assets and unforeseen liquidity needs. FHLB advances are loans from the FHLB that can mature daily or have longer maturities for fixed or floating rates of interest. Federal funds purchased are borrowings from other banks that mature daily. Securities sold under agreement to repurchase (repurchase agreements) are similar to deposits as they are funds lent by various Bank customers; however, investment securities are pledged to secure such borrowings. The Company has repurchase agreements that generally reprice daily. Term repurchase agreements are funds lent by a third party with securities pledged to secure such borrowings. These term repurchase agreements have longer terms.

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2014, 2013 and 2012.

	2014		2013		2012

		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$51,265	0.62%	$39,617	0.32%	$27,089	0.34%
FHLB advances	14,468	2.68%	14,541	2.70%	14,611	2.86%
Other borrowings	23,000	3.59%	20,000	3.40%	20,000	3.40%

Total	$88,733	1.73%	$74,157	1.62%	$61,700	1.93%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2014, 2013 and 2012.

	2014		2013		2012

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$51,536	0.28%	$34,908	0.33%	$37,407	0.44%
FHLB advances	15,888	2.50%	16,879	2.40%	14,670	2.88%
Other borrowings	17,822	3.48%	20,000	3.46%	20,000	3.45%

Total	$85,246	1.36%	$71,787	1.69%	$72,077	1.78%

Maximum Amount Outstanding during the Year

Federal funds purchased and repurchase agreements	$71,485		$45,956		$57,107
FHLB advances	$39,598		$45,077		$15,179
Other borrowings	$23,000		$20,000		$20,000

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2014, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods. These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company. For additional information, see Note 14 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Contractual Obligations

The following table sets forth the balance of contractual obligations by maturity period as of December 31, 2014.

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
(dollars in thousands)

Deposits	$1,052,123	$949,719	$81,098	$21,306	$-
Securities sold under agreements to repurchase	51,265	51,265	-	-	-
Federal funds purchased	-	-	-	-	-
FHLB advances and other borrowings (1)	37,468	75	5,158	26,668	5,567
Leases	430	90	185	155
Purchase obligations (2)	4,994	1,582	2,270	1,142	-

Total	$1,146,280	$1,002,731	$88,711	$49,271	$5,567

(1)

FHLB advances consist of various FHLB borrowings with fixed rates with final maturities through 2025. $11.5 million of the FHLB advances are callable quarterly and $0.8 million of the FHLB advances are amortizing. Other borrowings also include $13.0 million of term repurchase agreements having maturities greater than one year and can be called by the issuing financial institution quarterly. The term repurchase agreements have final maturities through 2018. The other borrowings also include sold loans that did not qualify for sale accounting.

(2)

Purchase obligations include data processing, internet banking services and card processing contracts that include termination provisions that would accelerate all future payments in the event the Company changed service providers prior to the contracts’ expirations.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2014, totaled $658,441,000 as compared to $564,502,000 as of December 31, 2013, an increase of 16.6%. Net loans comprise 51% of total assets as of the end of 2014. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company’s non-performing assets have decreased by 4.5% from 2013 and total $10,880,000 as of December 31, 2014. The Company’s level of non-performing assets as a percentage of assets of 0.84% as of December 31, 2014, is lower than the average for the Company’s peer group of FDIC insured institutions as of December 31, 2014, of 1.04%. Management believes that the allowance for loan losses remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ended December 31, 2014.

	2014	2013	2012	2011	2010
(dollars in thousands)

Non-performing assets:
Nonaccrual loans	$2,407	$2,508	$5,567	$7,915	$6,277
Loans 90 days or more past due	36	27	-	152	21

Total non-performing loans	2,443	2,535	5,567	8,067	6,298
Securities available-for-sale	-	-	-	-	377
Other real estate owned	8,436	8,861	9,911	9,538	10,539

Total non-performing assets	$10,879	$11,396	$15,478	$17,605	$17,214

The accrual of interest on nonaccrual and other impaired loans is generally discontinued at 90 days or when, in the opinion of management, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received and principal obligations are expected to be recoverable. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans remaining on accrual is monitored and income is recognized based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair value of the loan’s collateral.

Impaired loans totaled $2,407,000 as of December 31, 2014 and were $314,000 lower than the impaired loans as of December 31, 2013. The Company considers impaired loans to generally include the non-performing loans (consisting of nonaccrual loans and loans past due 90 days or more and still accruing) and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $337,000 and $477,000 at December 31, 2014 and 2013, respectively. The average balances of impaired loans for the years ended December 31, 2014 and 2013 were $2,172,000 and $4,838,000, respectively. For the years ended December 31, 2014, 2013 and 2012, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $136,000, $287,000 and $366,000, respectively, with $453,000, $347,000 and $23,000, respectively, recorded. There were $36,000 of loans greater than 90 days past due and still accruing interest as of December 31, 2014 and there were $27,000 of loans greater than 90 days past due and still accruing interest at December 31, 2013.

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

	2014	2013	2012	2011	2010
(dollars in thousands)

Balance at beginning of period	$8,572	$7,773	$7,905	$7,521	$7,652
Charge-offs:
Real estate
Construction	-	-	-	-	22
1-4 Family residential	151	81	154	75	163
Commercial	-	-	-	51	20
Agricultural	-	-	-	-	50
Commercial	17	-	30	2	391
Agricultural	-	-	-	23	42
Consumer and other	77	36	48	52	179

Total charge-offs	245	117	232	203	867

Recoveries:
Real estate
Construction	25	-	-	-	-
1-4 Family residential	18	54	3	-	1
Commercial	-	51	4	2	-
Agricultural	-	-	-	-	-
Commercial	19	3	24	21	5
Agricultural	-	-	-	17	32
Consumer and other	20	22	47	14	34

Total recoveries	82	130	78	54	72

Net charge-offs (recoveries)	163	(13)	154	149	795
Provisions charged to operations	429	786	22	533	664

Balance at end of period	$8,838	$8,572	$7,773	$7,905	$7,521

Average loans outstanding	$584,106	$527,627	$482,699	$431,368	$417,688

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	0.03%	0.00%	0.03%	0.03%	0.19%

Ratio of allowance for loan losses to total loans net of deferred fees	1.32%	1.50%	1.50%	1.77%	1.77%

The allowance for loan losses increased to $8,838,000 at the end of 2014 in comparison to the allowance of $8,572,000 at year end 2013 as a result of provisions of $429,000 and net charge-offs of $162,000. The lower provision for loan losses in 2014 as compared to 2013 was due primarily to improved credit quality indicators, excluding the loans acquired as a part of the First Bank Acquisition, such as past due loans, classified assets, impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. This decrease was offset in part by provisions required due to an increase in the loan portfolio. The allowance for loan losses increased to $8,572,000 at the end of 2013 in comparison to the allowance of $7,773,000 at year end 2012 as a result of provisions of $786,000 and net recoveries of $13,000. The higher provision for loan losses in 2013 as compared to 2012 was due primarily to a higher provision required as a result of an increase in the loan portfolio. This increase was offset in part by to improved credit quality indicators such as lower impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. The allowance for loan losses decreased to $7,773,000 at the end of 2012 in comparison to the allowance of $7,905,000 at year end 2011 as a result of net charge offs of $154,000, offset in part by provisions of $22,000. The lower provision for loan losses in 2012 as compared to 2011 was due primarily to improved credit quality indicators such as lower past due, watch, substandard and impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. These factors were offset in part by an increase in the loan portfolio. The allowance for loan losses increased to $7,905,000 at the end of 2011 in comparison to the allowance of $7,521,000 at year end 2010 as a result of provisions in 2011 in the amount of $533,000, offset in part by net charge offs of $149,000. The lower provision for loan losses in 2011 as compared to 2010 was due primarily to lower net charge offs, offset in part by a higher provision for loan losses on impaired loans for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

General reserves for loan categories normally range from 1.07% to1.99% of the outstanding loan balances. In general as loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline. The loan provisions recognized in 2014 were due primarily to increases in the loan portfolio, offset in part by lower provisions needed due to improved credit quality indicators, excluding loans acquired as a part of the First Bank Acquisition, impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. The loan provisions recognized in 2013 were due primarily to increases in the loan portfolio, offset in part by lower impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. The loan provisions recognized in 2012 were due primarily to increases in the loan portfolio, offset in part by improved credit quality indicators such as lower past due, watch, substandard and impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. The allowance relating to commercial real estate, 1-4 family residential and commercial loans are the largest reserve components. Construction and commercial real estate loans have higher general reserve levels as a percentage than 1-4 family and agricultural real estate loans as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch, special mention, substandard and impaired loans and less favorable economic conditions for those portfolios. As of December 31, 2014, commercial real estate loans have general reserves ranging from 1.26% to 1.63%.

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

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. As of December 31, 2014, the specific reserve decreased to $337,000 from $477,000, as the volume of problem credits decreased. As of December 31, 2013, the specific reserve decreased to $477,000 from $702,000, as the volume of problem credits decreased. As of December 31, 2012, the specific reserve decreased to $702,000 from $876,000, as the volume of problem credits decreased. As of December 31, 2011, the specific reserve increased to $876,000 from $445,000, as the volume of problem credits increased. As of December 31, 2010, the specific reserve decreased to $445,000 from $999,000, as the volume of problem credits decreased and economic conditions related to these borrowers stabilized. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had the largest impact on the reallocation of the allowance among different parts of the portfolio.

Allocation of the Allowance for Loan Losses

.

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses.

	2014		2013		2012		2011		2010
(dollars in thousands)
	Amount	% *	Amount	% *	Amount	% *	Amount	% *	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$495	5%	$392	4%	$375	3%	$793	5%	$731	5%
1-4 family residential	1,648	18%	1,523	19%	1,433	21%	1,402	21%	1,404	21%
Commercial	3,214	38%	3,230	36%	2,859	35%	2,859	33%	2,720	33%
Agricultural	737	10%	686	10%	523	8%	501	7%	486	7%
Commercial	1,247	14%	1,435	15%	1,461	15%	1,352	17%	1,152	18%
Agricultural	1,312	13%	1,165	14%	945	15%	764	12%	735	11%
Consumer and other	185	2%	141	2%	177	3%	234	5%	293	5%

	$8,838	100%	$8,572	100%	$7,773	100%	$7,905	100%	$7,521	100%

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

As of December 31, 2014, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for December 31, 2014, 2013 and 2012 totaled $55,200,000, $47,898,000 and $79,444,000, respectively. The higher balance of liquid assets at December 31, 2014 primarily relates to an increase in interest bearing deposits in financial institutions acquired as a part of the First Bank Acquisition.

Other sources of liquidity available to the Banks include borrowing capacity with the FHLB of $137,399,000 and federal funds borrowing capacity at correspondent banks of $115,479,000. As of December 31, 2014, the Company had outstanding FHLB advances of $14,468,000, no federal funds purchased and securities sold under agreements to repurchase daily and term of $51,265,000 and $13,000,000, respectively. While the borrowing option is available, the Company has no Treasury Tax and Loan option notes are outstanding.

Total investments as of December 31, 2014, were $542,502,000 compared to $580,039,000 as of year-end 2013. As of December 31, 2014 and 2013, the investment portfolio as a percentage of total assets was 42% and 47%, respectively. This provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2014 and 2013 and have pretax net unrealized gains of $7,098,000 and $716,000, respectively.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2014, 2013 and 2012 totaled $19,508,000, $23,525,000 and $22,012,000, respectively. The decrease in net cash provided by operating activities in 2014 as compared to 2013 was primarily due to lower amortization of mortgage-backed securities, a decrease in other assets, higher gain on sale and disposal of bank premises and equipment, offset in part by an increase in net income and higher impairment of other real estate owned. The increase in net cash provided by operating activities in 2013 as compared to 2012 was primarily due to the decrease in other assets. Other assets decreased due primarily to the repayment of the FDIC prepaid assessment in 2013.

Net cash provided by (used in) investing activities for the years ended December 31, 2014, 2013 and 2012 was $16,184,000, $(47,923,000) and $(76,955,000), respectively. The change in net cash provided by investing activities in 2014 was primarily due to changes in securities available-for-sale and cash acquired, net of cash paid for acquired bank offices acquired in the First Bank Acquisition, offset in part by the change in interest bearing deposits in financial institutions. The decrease in net cash used in investing activities in 2013 was primarily due to changes in securities available-for-sale and interest bearing deposits in financial institutions, offset in part by changes in loans and the cash acquired, net of cash paid for the bank offices acquired in the Liberty Acquisition.

Net cash provided by (used in) financing activities for the years ended December 31, 2014, 2013 and 2012 totaled $(36,232,000), $13,862,000 and $66,919,000, respectively. The change in net cash (used in) financing activities in 2014 was due primarily to a change in deposits. The decrease in net cash provided by financing activities in 2013 was due primarily to a change in deposits, offset in part by the change in federal funds purchased and securities sold under agreements to repurchase. As of December 31, 2014, the Company did not have any external debt financing, off balance sheet financing arrangements or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2014, dividends from the Banks amounted to $7,600,000 compared to $7,200,000 in 2013. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated cash, interest bearing deposits and marketable investment securities totaling $8,404,000 that were available at December 31, 2014 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $159,527,000 as of December 31, 2014 compared to a total of $115,278,000 at the end of 2013. The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2014. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no other known trends in liquidity and cash flow needs as of December 31, 2014, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $154,674,000 at December 31, 2014, from $142,106,000 at December 31, 2013. At December 31, 2014 and 2013, stockholders’ equity as a percentage of total assets was 11.9% and 11.5%, respectively. The increase in stockholders’ equity was primarily the result of net income and higher fair value on the securities available-for-sale as reflected in the increase in accumulated other comprehensive income, offset in part by dividends. The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2014.

From time to time, the Company’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. No shares of common stock were repurchased under stock repurchase plans in 2014 and 2013. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Report.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company’s primary market risk exposure and how that exposure was managed in 2014 changed when compared to 2013.

Based on a simulation modeling analysis performed as of December 31, 2014, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2015

	$ Change	% Change
(dollars in thousands)
+300 Basis Points	$(5,296)	-13.97%
+200 Basis Points	(3,337)	-8.81%
+100 Basis Points	(1,622)	-4.28%
-100 Basis Points	(1,376)	-3.63%

Down 200 and 300 basis points are not presented due to the low interest rate environment.

As shown above, at December 31, 2015, the estimated effect of an immediate 300 basis point increase in interest rates would decrease the Company’s net interest income by 13.97% or approximately $5,296,000 in 2015. In an increasing interest rate environment, the assets are repricing slower than the liabilities, thus a decrease in net interest income. The estimated effect of an immediate 100 basis point decrease in rates would decrease the Company’s net interest income by 3.63% or approximately $1,376,000 in 2015. In a decreasing interest rate environment, a portion of the liabilities are not repricing downward due to their already historically low rates, thus a decrease in net interest income. The Company’s Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks’ objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2014. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

	Less than	Three	One to	Over
	three	months to	five	five	Cumulative
	months	one year	years	years	Total
(dollars in thousands)
Interest - earning assets
Interest-bearing deposits	$13,890	$2,724	$14,849	$-	$31,463
Investments (1)	7,720	35,098	297,459	202,225	542,502
Loans	89,894	94,723	317,697	165,057	667,371
Loans held for sale	705	-	-	-	705

Total interest - earning assets	$112,209	$132,545	$630,005	$367,282	$1,242,041

Interest - bearing liabilities
Interest bearing demand deposits	$298,582	$-	$-	$-	$298,582
Money market and savings deposits	321,700	-	-	-	321,700
Time certificates > $100,000	18,632	37,425	37,751	-	93,808
Time certificates < $100,000	28,818	55,836	64,654	-	149,308
Other borrowed funds (2)	968	-	31,500	5,000	37,468

Total interest - bearing liabilities	$668,700	$93,261	$133,905	$5,000	$900,866

Interest sensitivity gap	$(556,491)	$39,284	$496,100	$362,282	$341,175

Cumulative interest sensitivity gap	$(556,491)	$(517,207)	$(21,107)	$341,175	$341,175

Cumulative interest sensitivity gap as a percent of total assets	-42.77%	-39.75%	-1.62%	26.22%

(1)	Investments with maturities over 5 years include the market value of equity securities of $3,668
(2)

Includes $14.3 million of advances from the FHLB. Of these advances, $2.0 million are term advances, $11.5 million are callable and $1.0 million are 15 year amortizing. The term advances have been categorized based upon their maturity date. The $11.5 million of callable advances were also categorized based upon maturity, because the interest rates on such advances are above current market rates. The $1.0 million of amortizing advances are based upon put date, since the rates are above market rates. Includes $13.0 million of term repurchase agreements, of which all are callable. The term repurchase agreements were categorized based upon maturity, because the interest rates on such advances are above current market rates. Includes $10.0 million of borrowings as a result of loans sold that do not qualify for sale accounting. These borrowings are included at their maturity dates.

As of December 31, 2014, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were a negative 43% and 43%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods. This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company. The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we determined that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2014 has been audited by CliftonLarsonAllen LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Thomas H. Pohlman Thomas H. Pohlman, Chief Executive Officer and President /s/ John P. Nelson John P. Nelson, Chief Financial Officer and Vice President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ames National Corporation

Ames, Iowa

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2015 expressed an unqualified opinion.

/s/ CliftonLarsonAllen LLP

West Des Moines, Iowa

March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ames National Corporation

Ames, Iowa

We have audited Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ames National Corporation’s management is responsible for maintaining effective internal control over the financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ames National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based upon criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 12, 2015 expressed an unqualified opinion.

/s/ CliftonLarsonAllen LLP

West Des Moines, Iowa

March 12, 2015

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
ASSETS

Cash and due from banks	$23,730,257	$24,270,031
Federal funds sold	6,000	-
Interest bearing deposits in financial institutions	31,463,382	23,628,117
Securities available-for-sale	542,502,381	580,039,080
Loans receivable, net	658,440,998	564,501,547
Loans held for sale	704,850	295,618
Bank premises and equipment, net	15,956,989	11,892,329
Accrued income receivable	7,471,023	7,437,673
Other real estate owned	8,435,885	8,861,107
Deferred income taxes	2,633,177	5,027,103
Core deposit intangible, net	1,730,231	1,029,564
Goodwill	6,732,216	5,600,749
Other assets	1,223,328	501,242

Total assets	$1,301,030,717	$1,233,084,160

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$188,725,609	$179,946,472
NOW accounts	298,581,556	299,788,852
Savings and money market	321,700,422	289,307,102
Time, $250,000 and over	36,169,601	36,839,069
Other time	206,946,069	205,921,683
Total deposits	1,052,123,257	1,011,803,178

Securities sold under agreements to repurchase and federal funds purchased	51,265,011	39,616,644
Federal Home Loan Bank (FHLB) advances	14,467,737	14,540,526
Other borrowings	23,000,000	20,000,000
Dividend payable	1,675,964	1,489,746
Accrued expenses and other liabilities	3,824,330	3,527,882
Total liabilities	1,146,356,299	1,090,977,976

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued 9,310,913 shares as of December 31, 2014 and 9,432,915 shares as of December 31, 2013; outstanding 9,310,913 shares as of December 31, 2014 and 2013	18,621,826	18,865,830
Additional paid-in capital	20,878,728	22,651,222
Retained earnings	110,701,847	102,154,498
Accumulated other comprehensive income	4,472,017	451,132
Treasury stock, at cost: 122,002 shares as of December 31, 2013	-	(2,016,498)
Total stockholders' equity	154,674,418	142,106,184

Total liabilities and stockholders' equity	$1,301,030,717	$1,233,084,160

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Interest income:
Loans, including fees	$27,196,859	$25,433,950	$24,761,633
Securities:
Taxable	7,104,563	5,744,321	6,058,556
Tax-exempt	6,354,147	6,864,948	6,767,545
Interest bearing deposits and federal funds sold	308,782	390,594	484,004
Total interest income	40,964,351	38,433,813	38,071,738

Interest expense:
Deposits	3,385,099	3,861,713	4,472,337
Other borrowed funds	1,162,002	1,213,050	1,279,604
Total interest expense	4,547,101	5,074,763	5,751,941

Net interest income	36,417,250	33,359,050	32,319,797

Provision for loan losses	429,140	786,390	22,277

Net interest income after provision for loan losses	35,988,110	32,572,660	32,297,520

Noninterest income:
Wealth management income	2,748,619	2,199,797	2,219,320
Service fees	1,649,169	1,580,811	1,578,672
Securities gains, net	1,110,953	1,002,920	646,755
Other-than-temporary impairment of securities available-for-sale	-	-	(259,851)
Gain on sale of loans held for sale	704,051	1,200,402	1,589,122
Merchant and card fees	1,189,503	1,142,027	1,055,613
Gain on sale of premises and equipment, net	1,239,581	-	-
Other noninterest income	610,203	591,821	605,753
Total noninterest income	9,252,079	7,717,778	7,435,384

Noninterest expense:
Salaries and employee benefits	14,129,956	13,131,556	12,465,403
Data processing	2,609,185	2,414,564	2,239,003
Occupancy expenses	1,680,351	1,471,978	1,462,898
FDIC insurance assessments	645,997	661,127	664,285
Professional fees	1,274,111	1,127,666	1,224,093
Business development	1,103,923	957,702	941,090
Other real estate owned, net	1,502,408	651,401	482,904
Core deposit intangible amortization	317,333	273,700	196,736
Other operating expenses, net	1,110,199	989,178	1,126,541
Total noninterest expense	24,373,463	21,678,872	20,802,953

Income before income taxes	20,866,726	18,611,566	18,929,951

Provision for income taxes	5,615,519	4,657,922	4,747,643

Net income	$15,251,207	$13,953,644	$14,182,308

Basic and diluted earnings per share	$1.64	$1.50	$1.52

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Net income	$15,251,207	$13,953,644	$14,182,308
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	7,493,309	(15,860,903)	2,898,948
Less: reclassification adjustment for gains realized in net income	1,110,953	1,002,920	646,755
Plus: reclassification adjustment for impairment losses realized in net income	-	-	259,851
Other comprehensive income (loss) before tax	6,382,356	(16,863,823)	2,512,044
Tax expense (benefit) related to other comprehensive income (loss)	2,361,471	(6,239,613)	929,455
Other comprehensive income (loss), net of tax	4,020,885	(10,624,210)	1,582,589
Comprehensive income	$19,272,092	$3,329,434	$15,764,897

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2011	$18,865,830	$22,651,222	$85,564,078	$9,492,753	$(2,016,498)	$134,557,385
Net income	-	-	14,182,308	-	-	14,182,308
Other comprehensive income	-	-	-	1,582,589	-	1,582,589
Cash dividends declared, $0.60 per share	-	-	(5,586,547)	-	-	(5,586,547)
Balance, December 31, 2012	18,865,830	22,651,222	94,159,839	11,075,342	(2,016,498)	144,735,735
Net income	-	-	13,953,644	-	-	13,953,644
Other comprehensive loss	-	-	-	(10,624,210)	-	(10,624,210)
Cash dividends declared, $0.64 per share	-	-	(5,958,985)	-	-	(5,958,985)
Balance, December 31, 2013	18,865,830	22,651,222	102,154,498	451,132	(2,016,498)	142,106,184
Net income	-	-	15,251,207	-	-	15,251,207
Retirement of 122,002 shares of treasury stock	(244,004)	(1,772,494)			2,016,498	-
Other comprehensive income	-	-	-	4,020,885	-	4,020,885
Cash dividends declared, $0.72 per share	-	-	(6,703,858)	-	-	(6,703,858)
Balance, December 31, 2014	$18,621,826	$20,878,728	$110,701,847	$4,472,017	$-	$154,674,418

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,251,207	$13,953,644	$14,182,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	429,140	786,390	22,277
Provision for off-balance sheet commitments	99,000	80,700	33,000
Amortization of securities available-for-sale, loans and deposits, net	4,038,355	6,073,347	6,265,308
Amortization of core deposit intangible asset	317,333	273,700	196,736
Depreciation	892,400	797,715	787,837
Provision (credit) for deferred income taxes	32,455	(420,050)	(182,328)
Securities gains, net	(1,110,953)	(1,002,920)	(646,755)
Other-than-temporary impairment of investment securities	-	-	259,851
Impairment of other real estate owned	1,744,366	670,000	303,588
Loss (gain) on sale of other real estate owned, net	(95,036)	(50,445)	32,711
(Gain) loss on sale and disposal of bank premises and equipment, net	(1,239,581)	-	86,116
Change in assets and liabilities:
(Increase) decrease in loans held for sale	(409,232)	734,562	182,440
(Increase) decrease in accrued income receivable	196,982	(263,970)	(191,434)
Decrease in other assets	17,711	1,940,557	666,973
Increase (decrease) in accrued expenses and other liabilities	(655,991)	(47,850)	13,137
Net cash provided by operating activities	19,508,156	23,525,380	22,011,765

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(65,944,859)	(164,700,784)	(223,959,632)
Proceeds from sale of securities available-for-sale	47,315,935	47,513,022	23,017,275
Proceeds from maturities and calls of securities available-for-sale	69,892,969	103,007,610	117,220,814
Net decrease (increase) in interest bearing deposits in financial institutions	(2,116,265)	21,010,916	(10,897,627)
Net (increase) in federal funds sold	(6,000)	-	-
Net (increase) in loans	(49,788,756)	(54,934,159)	(27,018,212)
Net proceeds from the sale of other real estate owned	265,694	626,596	1,242,582
Purchase of bank premises and equipment	(1,590,308)	(445,785)	(863,375)
Proceeds from the sale of bank premises and equipment	1,746,444	-	-
Other changes in other real estate owned	(19,673)	-	-
Cash acquired, net of cash paid for acquired bank offices	16,428,981	-	44,303,137
Net cash provided by (used in) investing activities	16,184,162	(47,922,584)	(76,955,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(41,474,733)	7,270,255	87,495,917
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	8,833,070	12,527,984	(14,607,925)
Proceeds from FHLB and other borrowings	10,000,000	2,000,000	-
Payments on FHLB and other borrowings	(7,072,789)	(2,070,509)	(568,300)
Dividends paid	(6,517,640)	(5,865,866)	(5,400,339)
Net cash provided by (used in) financing activities	(36,232,092)	13,861,864	66,919,353

Net increase (decrease) in cash and due from banks	(539,774)	(10,535,340)	11,976,080

CASH AND DUE FROM BANKS
Beginning	24,270,031	34,805,371	22,829,291
Ending	$23,730,257	$24,270,031	$34,805,371

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,772,793	$5,432,492	$6,037,779
Income taxes	5,694,894	4,990,447	4,959,281

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$202,409	$196,433	$1,951,266

Business Combination: (Asset acquired and liabilities assumed at fair value)
Interest bearing deposits in financial institutions acquired	$5,719,000	$-	$-
Securities available-for-sale acquired	10,602,454	-	-
Loans receivable acquired	44,620,021	-	46,103,022
Bank premises and equipment acquired	3,864,900	-	864,500
Accrued interest receivable acquired	230,332	-	514,760
Other real estate owned acquired	1,267,720	-	-
Other tangible assets acquired	748,511	-	-
Goodwill	1,131,467	-	5,600,749
Core deposit intangible asset	1,018,000	-	1,500,000
Deposits assumed	81,962,650	-	98,766,558
Securities sold under repurchase agreements to repurchase assumed	2,815,297	-	-
Other liabilities assumed	853,439	-	119,610

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

Segment information: The Company uses the “management approach” for reporting information about segments in annual and interim financial statements. The “management approach” is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Based on the “management approach” model, the Company has determined that its business is comprised of one operating segment: banking. The banking segment generates revenues through personal, business, agricultural and commercial lending, management of the investment securities portfolio, deposit account services and wealth management services.

Consolidation: The consolidated financial statements include the accounts of Ames National Corporation (the Parent Company) and its wholly-owned subsidiaries, First National Bank, Ames, Iowa (FNB); State Bank & Trust Co., Nevada, Iowa (SBT); Boone Bank & Trust Co., Boone, Iowa (BBT); Reliance State Bank (RSB), Story City, Iowa; and United Bank & Trust NA, Marshalltown, Iowa (UBT) (collectively, the Banks). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of goodwill, other intangible assets and acquisitions and the assessment of other-than-temporary impairment for certain financial instruments.

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

Acquired loans: Loans acquired in a business combination are stated at the principal amount outstanding with a discount attributable at least in part to credit quality. The difference between contractual payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. This amount is not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loans when there is reasonable expectation about the amount and timing of such cash flows. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. If the Company does not have the information necessary to reasonable estimate cash flows to be expected, it may use the cost recovery method or cash basis method of income recognition. Valuation allowance on the acquired impaired loans reflect only losses after the acquisition.

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

The general component of the allowance for loan losses is based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company. The general component is determined by evaluating, among other things: (i) actual charge offs; (ii) the experience, ability and effectiveness of the Company’s lending management and staff; (iii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iv) changes in asset quality; (v) changes in loan portfolio volume; (vi) the composition and concentrations of credit; (vii) the impact of competition on loan structuring and pricing; (viii) the effectiveness of the internal audit loan review function; (ix) the impact of environmental risks on portfolio risks; and (x) the impact of rising interest rates on portfolio risk (collectively, the variables). Management evaluates the degree of risk that each one of these variables has on the quality of the loan portfolio on a quarterly basis. Each variable is determined to have either a high, moderate or low degree of risk. The results are then input into a “general allocation matrix” to determine an appropriate general allocation of the allowance for losses.  Also included in the general component is an allocation for groups of loans with similar risk characteristics.

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

Bank premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using straight-line and accelerated methods over the estimated useful lives of the respective assets. Depreciable lives range from 3 to 7 years for equipment and 15 to 39 years for premises.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At December 31, 2014, the Company management has completed the goodwill impairment analysis and determined goodwill was not impaired based on the fair value of the reporting unit.

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

The transfer of a participating interest in an entire financial asset must also meet the definition of a participating interest. A participating interest in a financial asset has all of the following characteristics: (1) from the date of the transfer, it must represent a proportionate (pro rata) ownership in the financial asset, (2) from the date of transfer, all cash flows received, except any cash flows allocated as any compensation for servicing or other services performed, must be divided proportionately among participating interest holders in the amount equal to their share ownership, (3) the rights of each participating interest holder must have the same priority, and (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to do so.

Earnings per share: Basic earnings per share computations for the years ended December 31, 2014, 2013 and 2012, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share (EPS) for the years ended December 31, 2014, 2013, and 2012.

	2014	2013	2012
Basic earning per share computation:
Net income	$15,251,207	$13,953,644	$14,182,308
Weighted average common shares outstanding	9,310,913	9,310,913	9,310,913
Basic EPS	$1.64	$1.50	$1.52

Reclassifications:

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on stockholders’ equity and net income of the prior periods.

New Accounting Pronouncements:

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. The update clarifies when an in substance foreclosure occurs, that is, when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This is the point when the consumer mortgage loan should be derecognized and the real property recognized. For public companies, this update will be effective for interim and annual periods beginning after December 31, 2014. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

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

Note 2. Branch Acquisitions

On August 29, 2014, FNB completed the purchase of three bank branches of First Bank located in West Des Moines and Johnston, Iowa (the “First Bank Acquisition”).  The First Bank Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share.  The acquired assets and liabilities were recorded at fair value at the date of acquisition.  These branches were purchased for cash consideration of $4.1 million.  As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,018,000 and goodwill of approximately $1,131,000. The results of operations for this acquisition have been included since the transaction date of August 29, 2014. The fair value of credit deteriorated purchased loans related to the First Bank Acquisition is $1,507,000. These purchase loans are included in the impaired loan category in the financial statements. Since the acquisition date, there has been no significant credit deterioration of the acquired loans.

On April 27, 2012, RSB completed the purchase of two bank offices of Liberty Bank, F.S.B. located in Garner and Klemme, Iowa. The Liberty acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share. The acquired assets and liabilities were recorded at fair value at the date of acquisition. These branches were purchased for cash consideration of $5.4 million. As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,500,000 and goodwill of approximately $5,601,000. The results of operations for this acquisition have been included since the transaction date of April 27, 2012. Since the acquisition date, there has been no significant credit deterioration of the acquired loans.

The following table summarizes the fair value of the total consideration transferred as a part of the First Bank Acquisition and Liberty Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transactions.

	2014	2013	2012

Cash consideration transferred	$4,147,680	$-	$5,400,000

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and due from banks	$20,576,661	$-	$49,703,137
Interest bearing deposits in financial institutions	5,719,000	-	-
Securities available-for-sale	10,602,454	-	-
Loans receivable	44,620,021	-	46,103,022
Accrued interest receivable	230,332	-	514,760
Bank premises and equipment	3,864,900	-	864,500
Other real estate owned	1,267,720	-	-
Core deposit intangible asset	1,018,000	-	1,500,000
Other assets	748,511	-	-
Deposits	(81,962,650)	-	(98,766,558)
Securities sold under agreements to repurchase	(2,815,297)	-	-
Accrued interest payable and other liabilities	(853,439)	-	(119,610)

Total identifiable net assets (liabilities)	3,016,213	-	(200,749)

Goodwill	$1,131,467	$-	$5,600,749

On August 29, 2014, associated with the First Bank Acquisition, the contractual balance of loans receivable acquired was $45,584,000 and the contractual balance of the deposits assumed was $81,841,000.  Loans receivable acquired include commercial real estate, 1-4 family real estate, commercial operating and consumer loans.

The acquired loans associated with the First Bank Acquisition at contractual values as of August 29, 2014 were determined to be risk rated as follows:

Pass	$29,840,000
Watch	6,659,000
Special Mention	1,478,000
Substandard	5,460,000
Deteriorated credit	2,147,000

Total loans acquired at book value	$45,584,000

On April 27, 2012, associated with the Liberty Acquisition, the contractual balance of loans receivable acquired was $46,972,000 and the contractual balance of the deposits assumed was $98,109,000. Loans receivable acquired include agricultural real estate, commercial real estate, 1-4 family real estate, commercial operating, agricultural operating and consumer loans determined to be pass rated.

The core deposit intangible asset associated with the First Bank Acquisition is amortized to expense on a declining basis over a period of nine years.  The loan market valuation is accreted to income on a declining basis over a six year period.  The time deposits market valuation is amortized to expense on a declining basis over a two year period.

The excess cash in this transaction has been utilized through reductions in federal funds purchased and other borrowings at FNB.  Going forward any excess cash will be used in the form of investment and or loan growth.

The core deposit intangible asset, associated with the Liberty Acquisition, is amortized to expense on a declining basis over a period of seven years. The loan market valuation is accreted to income on a declining basis over a nine year period. The time deposits market valuation is amortized to expense on a declining basis over a three year period.

Note 3. Concentrations and Restrictions on Cash and Due from Banks and Interest Bearing Deposits in Financial Institutions

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves. The subsidiary banks’ reserve requirements totaled approximately $6,376,000 and $6,223,000 at December 31, 2014 and 2013, respectively.

At December 31, 2014, the Company had approximately $15,795,000 on deposit at various financial institutions. Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 4. Debt and Equity Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2014:
U.S. government treasuries	$1,431,392	$16,050	$-	$1,447,442
U.S. government agencies	86,997,445	822,410	(512,444)	87,307,411
U.S. government mortgage-backed securities	118,348,325	2,744,305	(107,641)	120,984,989
State and political subdivisions	277,328,201	5,097,127	(649,008)	281,776,320
Corporate bonds	47,759,479	470,427	(911,187)	47,318,719
Equity security, common stock	629,700	128,400	-	758,100
Equity securities, other	2,909,400	-	-	2,909,400
	$535,403,942	$9,278,719	$(2,180,280)	$542,502,381

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2013:
U.S. government agencies	$61,569,302	$1,116,644	$(1,508,155)	$61,177,791
U.S. government mortgage-backed securities	153,857,058	2,846,821	(1,561,923)	155,141,956
State and political subdivisions	314,177,458	5,055,906	(4,009,231)	315,224,133
Corporate bonds	46,186,879	756,222	(2,191,401)	44,751,700
Equity security, common stock	629,700	211,200	-	840,900
Equity securities, other	2,902,600	-	-	2,902,600
	$579,322,997	$9,986,793	$(9,270,710)	$580,039,080

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2014, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value

Due in one year or less	$42,443,069	$42,818,363
Due after one year through five years	292,052,292	297,458,655
Due after five years through ten years	184,567,184	185,508,940
Due after ten years	12,802,297	13,048,923
	531,864,842	538,834,881
Equity securities	3,539,100	3,667,500
	$535,403,942	$542,502,381

At December 31, 2014 and 2013, securities with a carrying value of approximately $204,035,000 and $189,116,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains and losses from securities available-for-sale are summarized below:

	2014	2013	2012
Proceeds from sales of securities available-for-sale	$47,315,935	$47,513,022	$23,017,275
Gross realized gains on securities available-for-sale	1,263,600	1,152,961	648,851
Gross realized losses on securities available-for-sale	152,647	150,041	2,096
Tax provision applicable to net realized gains on securities available-for-sale	414,000	374,000	241,000

No other-than-temporary impairments was recognized as a component of income for the years ended December 31, 2014 and 2013. An impairment loss was recognized as a component of noninterest income of $259,851 for the year ended December 31, 2012. The other-than-temporary impairment in 2012 related to an equity security.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 and 2013, are summarized as follows:

2014:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government agencies	$14,015,923	$(64,469)	$17,523,097	$(447,975)	$31,539,020	$(512,444)
U.S. government mortgage-backed securities	6,933,655	(20,283)	16,122,600	(87,358)	23,056,255	(107,641)
State and political subdivisions	45,617,514	(251,788)	24,880,063	(397,220)	70,497,577	(649,008)
Corporate bonds	8,936,658	(72,679)	20,724,453	(838,508)	29,661,111	(911,187)
	$75,503,750	$(409,219)	$79,250,213	$(1,771,061)	$154,753,963	$(2,180,280)

2013:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government agencies	$31,806,447	$(1,508,155)	$-	$-	$31,806,447	$(1,508,155)
U.S. government mortgage-backed securities	71,326,568	(1,479,321)	2,771,874	(82,602)	74,098,442	(1,561,923)
State and political subdivisions	99,974,091	(3,028,851)	15,438,484	(980,380)	115,412,575	(4,009,231)
Corporate bonds	21,382,087	(1,150,658)	8,798,047	(1,040,743)	30,180,134	(2,191,401)
	$224,489,193	$(7,166,985)	$27,008,405	$(2,103,725)	$251,497,598	$(9,270,710)

At December 31, 2014, debt securities have unrealized losses of $2,180,280. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 5. Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows:

	2014	2013

Real estate - construction	$36,015,565	$23,927,507
Real estate - 1 to 4 family residential	122,776,915	108,289,500
Real estate - commercial	257,053,864	206,111,559
Real estate - agricultural	57,449,353	53,833,997
Commercial	92,703,021	86,822,960
Agricultural	85,608,954	81,326,382
Consumer and other	15,763,369	12,795,324
	667,371,041	573,107,229
Less:
Allowance for loan losses	(8,838,181)	(8,571,813)
Deferred loan fees	(91,862)	(33,869)
	$658,440,998	$564,501,547

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

Summary changes in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012

Balance, beginning	$8,571,813	$7,772,571	$7,905,316
Provision for loan losses	429,140	786,390	22,277
Recoveries of loans charged-off	82,409	130,239	77,689
Loans charged-off	(245,181)	(117,387)	(232,711)
Balance, ending	$8,838,181	$8,571,813	$7,772,571

Activity in the allowance for loan losses, on a disaggregated basis, for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

2014:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572
Provision (credit) for loan losses	78	258	(16)	51	(190)	147	101	429
Recoveries of loans charged-off	25	18	-	-	19	-	20	82
Loans charged-off	-	(151)	-	-	(17)	-	(77)	(245)
Balance, ending	$495	$1,648	$3,214	$737	$1,247	$1,312	$185	$8,838

2013:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773
Provision (credit) for loan losses	17	117	320	163	(29)	220	(22)	786
Recoveries of loans charged-off	-	54	51	-	3	-	22	130
Loans charged-off	-	(81)	-	-	-	-	(36)	(117)
Balance, ending	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572

2012:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$793	$1,402	$2,859	$501	$1,352	$764	$234	$7,905
Provision (credit) for loan losses	(418)	182	(4)	22	115	181	(56)	22
Recoveries of loans charged-off	-	3	4	-	24	-	47	78
Loans charged-off	-	(154)	-	-	(30)	-	(48)	(232)
Balance, ending	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773

Allowance for loan losses disaggregated on the basis of the impairment analysis method as of December 31, 2014 and 2013 is as follows (in thousands):

2014:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$244	$33	$-	$60	$-	$-	$337
Ending balance: Collectively evaluated for impairment	495	1,404	3,181	737	1,187	1,312	185	8,501
Ending balance	$495	$1,648	$3,214	$737	$1,247	$1,312	$185	$8,838

2013:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$122	$20	$-	$330	$5	$-	$477
Ending balance: Collectively evaluated for impairment	392	1,401	3,210	686	1,105	1,160	141	8,095
Ending balance	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572

Loans receivable disaggregated on the basis of the impairment analysis method as of December 31, 2014 and 2013 is as follows (in thousands):

2014:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$195	$811	$833	$-	$540	$19	$9	$2,407
Ending balance: Collectively evaluated for impairment	35,821	121,966	256,221	57,449	92,163	85,590	15,754	664,964

Ending balance	$36,016	$122,777	$257,054	$57,449	$92,703	$85,609	$15,763	$667,371

2013:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$510	$784	$526	$-	$816	$24	$61	$2,721
Ending balance: Collectively evaluated for impairment	23,418	107,505	205,586	53,834	86,007	81,302	12,734	570,386

Ending balance	$23,928	$108,289	$206,112	$53,834	$86,823	$81,326	$12,795	$573,107

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

Ratings 1, 2 and 3 - These ratings include loans of average to excellent credit quality borrowers. These borrowers generally have significant capital strength, moderate leverage and stable earnings and growth commensurate to their relative risk rating. These ratings are reviewed at least annually. These ratings also include performing loans less than $100,000.

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

Rating 7 - This rating includes “Substandard-Impaired” loans in accordance with regulatory guidelines, for which the accrual of interest has generally been stopped. This rating includes loans; (i) where interest is more than 90 days past due; (ii) not fully secured; (iii) loans where a specific valuation allowance may be necessary; (iv) unable to make contractual principle and interest payments.   This rating is reviewed at least quarterly.

The credit risk profile by internally assigned grade, on a disaggregated basis, at December 31, 2014 and 2013 is as follows:

2014:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$30,055,000	$223,775,000	$51,024,000	$79,117,000	$78,387,000	$462,358,000
Watch	3,893,000	18,617,000	6,275,000	10,086,000	6,827,000	45,698,000
Special Mention	-	1,296,000	88,000	585,000	-	1,969,000
Substandard	1,873,000	12,532,000	62,000	2,376,000	395,000	17,238,000
Substandard-Impaired	195,000	834,000	-	539,000	-	1,568,000

	$36,016,000	$257,054,000	$57,449,000	$92,703,000	$85,609,000	$528,831,000

2013:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$16,887,000	$169,659,000	$51,486,000	$73,073,000	$78,476,000	$389,581,000
Watch	3,545,000	20,267,000	2,051,000	10,717,000	1,963,000	38,543,000
Special Mention	-	798,000	-	796,000	9,000	1,603,000
Substandard	2,986,000	14,862,000	297,000	1,421,000	854,000	20,420,000
Substandard-Impaired	510,000	526,000	-	816,000	24,000	1,876,000

	$23,928,000	$206,112,000	$53,834,000	$86,823,000	$81,326,000	$452,023,000

The credit risk profile based on payment activity, on a disaggregated basis, at December 31, 2014 and 2013 is as follows:

2014:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$121,928,000	$15,756,000	$137,684,000
Non-performing	849,000	7,000	856,000

	$122,777,000	$15,763,000	$138,540,000

2013:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$107,666,000	$12,740,000	$120,406,000
Non-performing	623,000	55,000	678,000

	$108,289,000	$12,795,000	$121,084,000

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment. The following is a recap of impaired loans, on a disaggregated basis, at December 31, 2014, 2013 and 2012 and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2014, 2013 and 2012:

2014:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$195,000	$346,000	$-	$408,000	$152,000
Real estate - 1 to 4 family residential	24,000	29,000	-	188,000	12,000
Real estate - commercial	675,000	1,204,000	-	389,000	207,000
Real estate - agricultural	-	-	-	-	-
Commercial	456,000	535,000	-	218,000	-
Agricultural	19,000	19,000	-	19,000	-
Consumer and other	9,000	6,000	-	20,000	-
Total loans with no specific reserve:	1,378,000	2,139,000	-	1,242,000	371,000

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	787,000	903,000	244,000	380,000	-
Real estate - commercial	158,000	158,000	33,000	114,000	4,000
Real estate - agricultural	-	-	-	-	-
Commercial	84,000	84,000	60,000	432,000	78,000
Agricultural	-	-	-	3,000	-
Consumer and other	-	-	-	2,000	-
Total loans with specific reserve:	1,029,000	1,145,000	337,000	931,000	82,000

Total
Real estate - construction	195,000	346,000	-	408,000	152,000
Real estate - 1 to 4 family residential	811,000	932,000	244,000	568,000	12,000
Real estate - commercial	833,000	1,362,000	33,000	503,000	211,000
Real estate - agricultural	-	-	-	-	-
Commercial	540,000	619,000	60,000	650,000	78,000
Agricultural	19,000	19,000	-	22,000	-
Consumer and other	9,000	6,000	-	22,000	-

	$2,407,000	$3,284,000	$337,000	$2,173,000	$453,000

2013:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$510,000	$510,000	$-	$837,000	$25,000
Real estate - 1 to 4 family residential	483,000	483,000	-	551,000	8,000
Real estate - commercial	480,000	480,000	-	1,047,000	209,000
Real estate - agricultural	-	-	-	-	-
Commercial	43,000	43,000	-	55,000	12,000
Agricultural	19,000	19,000	-	4,000	-
Consumer and other	61,000	61,000	-	16,000	-
Total loans with no specific reserve:	1,596,000	1,596,000	-	2,510,000	254,000

With an allowance recorded:
Real estate - construction	-	-	-	250,000	93,000
Real estate - 1 to 4 family residential	301,000	301,000	122,000	396,000	-
Real estate - commercial	46,000	46,000	20,000	927,000	-
Real estate - agricultural	-	-	-	-	-
Commercial	773,000	773,000	330,000	750,000	-
Agricultural	5,000	5,000	5,000	5,000	-
Consumer and other	-	-	-	-	-
Total loans with specific reserve:	1,125,000	1,125,000	477,000	2,328,000	93,000

Total
Real estate - construction	510,000	510,000	-	1,087,000	118,000
Real estate - 1 to 4 family residential	784,000	784,000	122,000	947,000	8,000
Real estate - commercial	526,000	526,000	20,000	1,974,000	209,000
Real estate - agricultural	-	-	-	-	-
Commercial	816,000	816,000	330,000	805,000	12,000
Agricultural	24,000	24,000	5,000	9,000	-
Consumer and other	61,000	61,000	-	16,000	-

	$2,721,000	$2,721,000	$477,000	$4,838,000	$347,000

2012:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$1,060,000	$1,060,000	$-	$1,445,000	$4,000
Real estate - 1 to 4 family residential	655,000	655,000	-	1,245,000	14,000
Real estate - commercial	1,381,000	1,381,000	-	892,000	5,000
Real estate - agricultural	-	-	-	-	-
Commercial	80,000	80,000	-	37,000	-
Agricultural	-	-	-	-	-
Consumer and other	4,000	4,000	-	1,000	-
Total loans with no specific reserve:	3,180,000	3,180,000	-	3,620,000	23,000

With an allowance recorded:
Real estate - construction	433,000	433,000	100,000	552,000	-
Real estate - 1 to 4 family residential	466,000	466,000	110,000	483,000	-
Real estate - commercial	1,899,000	1,899,000	86,000	1,854,000	-
Real estate - agricultural	-	-	-	-	-
Commercial	630,000	630,000	400,000	610,000	-
Agricultural	6,000	6,000	6,000	2,000	-
Consumer and other	-	-	-	2,000	-
Total loans with specific reserve:	3,434,000	3,434,000	702,000	3,503,000	-

Total
Real estate - construction	1,493,000	1,493,000	100,000	1,997,000	4,000
Real estate - 1 to 4 family residential	1,121,000	1,121,000	110,000	1,728,000	14,000
Real estate - commercial	3,280,000	3,280,000	86,000	2,746,000	5,000
Real estate - agricultural	-	-	-	-	-
Commercial	710,000	710,000	400,000	647,000	-
Agricultural	6,000	6,000	6,000	2,000	-
Consumer and other	4,000	4,000	-	3,000	-

	$6,614,000	$6,614,000	$702,000	$7,123,000	$23,000

The interest foregone on nonaccrual loans for the years ended December 31, 2014, 2013 and 2012 was approximately $136,000, $287,000 and $366,000, respectively.

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

For troubled debt restructurings that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible impairment and, as necessary recognizes impairment through the allowance. The Company had two charge offs related to TDRs for the year ended December 31, 2014 in the amount of $48,000. The Company had no charge-offs related to modifying troubled debt restructurings for the year ended December 31, 2013 and 2012.

The Company had loans meeting the definition of troubled debt restructuring (TDR) of $1,129,000 as of December 31, 2014, all of which were included as impaired and nonaccrual loans. The Company had loans meeting the definition of troubled debt restructuring (TDR) of $1,424,000 as of December 31, 2013, all of which were included as impaired loans, $1,237,000 was included as nonaccrual loans and $187,000 was included as accrual loans.

The following table sets forth information on the Company’s TDR, on a disaggregated basis, occurring in the years ended December 31:

	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	1	25,000	25,000	-	-	-
Real estate - commercial	3	384,000	384,000	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	1	130,000	130,000
Agricultural	1	19,000	19,000	-	-	-
Consumer and other	1	6,000	6,000	1	46,000	46,000

	6	$434,000	$434,000	2	$176,000	$176,000

During the year ended December 31, 2014, the Company granted concessions to borrowers experiencing financial difficulties for six loans. A commercial real estate loan was restructured as an interest only loan for a period of time. An agricultural and consumer loans maturity date was extended one year with interest only until maturity. A 1-4 family residential loans terms were extended beyond normal terms. The interest rate was restructured on two commercial real estate loans at a below market rate.

During the year ended December 31, 2013, the Company granted concessions to borrowers experiencing financial difficulties for two loans. The commercial loan was restructured with a collateral shortfall. The consumer loan was restructured into a term loan from an overdraft.

There were no TDR loans modified during the years ended December 31, 2014 and 2013 with subsequent payment defaults. A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no significant financial impact from specific reserves or from charge-offs for the TDR loans included in the previous table.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2014 and 2013, are as follows:

2014:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$64,000	$-	$64,000	$35,952,000	$36,016,000	$-
Real estate - 1 to 4 family residential	888,000	57,000	945,000	121,832,000	122,777,000	36,000
Real estate - commercial	467,000	45,000	512,000	256,542,000	257,054,000	-
Real estate - agricultural	28,000	-	28,000	57,421,000	57,449,000	-
Commercial	264,000	84,000	348,000	92,355,000	92,703,000	-
Agricultural	-	-	-	85,609,000	85,609,000	-
Consumer and other	63,000	-	63,000	15,700,000	15,763,000	-

	$1,774,000	$186,000	$1,960,000	$665,411,000	$667,371,000	$36,000

2013:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$23,928,000	$23,928,000	$-
Real estate - 1 to 4 family residential	1,059,000	400,000	1,459,000	106,830,000	108,289,000	27,000
Real estate - commercial	-	46,000	46,000	206,066,000	206,112,000	-
Real estate - agricultural	-	-	-	53,834,000	53,834,000	-
Commercial	88,000	375,000	463,000	86,360,000	86,823,000	-
Agricultural	-	-	-	81,326,000	81,326,000	-
Consumer and other	35,000	-	35,000	12,760,000	12,795,000	-

	$1,182,000	$821,000	$2,003,000	$571,104,000	$573,107,000	$27,000

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2014, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability. Loan transactions with related parties were as follows:

	2014	2013

Balance, beginning of year	$7,911,436	$8,762,305
New loans	17,264,513	19,442,541
Repayments	(16,837,127)	(20,920,256)
Change in status	178,834	626,846
Balance, end of year	$8,517,656	$7,911,436

Note 6. Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

	2014	2013

Land	$3,849,144	$2,462,563
Buildings and improvements	17,470,675	16,149,479
Furniture and equipment	5,879,852	5,435,234
	27,199,671	24,047,276
Less accumulated depreciation	11,242,682	12,154,947
	$15,956,989	$11,892,329

Note 7. Other Real Estate Owned

Changes in the other real estate owned are as follows:

	2014	2013

Balance, beginning of year	$8,861,107	$9,910,825
Transfer of loans	202,409	196,433
Acquired	1,267,720	-
Impairment	(1,744,366)	(670,000)
Net proceeds from sale	(265,694)	(626,596)
Gain on sale, net	95,036	50,445
Other changes	19,673	-
Balance, end of year	$8,435,885	$8,861,107

The following table provides the composition of other real estate owned as of December 31:

	2014	2013

Construction and land development	$5,384,955	$6,750,503
1 to 4 family residential houses	1,269,629	1,296,227
Commercial real estate	1,781,301	814,377

	$8,435,885	$8,861,107

The Company is actively marketing the assets referred to in the table above. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. The assets above are primarily located in the Des Moines, Iowa metropolitan area.

Note 8. Goodwill

As of August 29, 2014, FNB acquired three bank branches located in West Des Moines and Johnston, Iowa, which resulted in the recognition of $1.1 million of goodwill.  Goodwill recognized in the First Bank Acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of the West Des Moines and Johnston, Iowa branches with FNB.

As of April 27, 2012, RSB acquired two bank offices located in Garner and Klemme, Iowa, which resulted in the recognition of $5.6 million of goodwill. Goodwill recognized in the Liberty Acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of the Garner and Klemme branches with Reliance Bank.

The goodwill is not amortized but is evaluated for impairment at least annually. For income tax purposes, goodwill is amortized over 15 years.

Note 9. Core Deposit Intangible Asset

In conjunction with the First Bank Acquisition, the Company recorded $1.0 million in core deposit intangible assets. In conjunction with the Liberty Acquisition, the Company recorded a $1.5 million core deposit intangible asset. The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets at December 31, 2014 and 2013:

	2014		2013
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518,000	$788,000	$1,500,000	$471,000

The weighted average life of the core deposit intangible is 3 years and 5 years as of December 31, 2014 and 2013, respectively.

The amortization expense for the core deposit intangible asset totaled $317,000, $274,000 and $197,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated remaining amortization expense on core deposit intangible for the years ending is as follows:

2015	$422,000
2016	354,000
2017	299,000
2018	251,000
2019	127,000
After	277,000

$1,730,000

The following sets for the activity related to core deposit intangible assets for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012

Beginning core deposit intangible, net	$1,029,000	$1,303,000	$-
Purchases	1,018,000	-	1,500,000
Amortization	(317,000)	(274,000)	(197,000)

Ending core deposit intangible, net	$1,730,000	$1,029,000	$1,303,000

Note 10. Deposits

At December 31, 2014, the maturities of time deposits are as follows:

2015	$140,711,485
2016	51,755,767
2017	29,342,497
2018	12,431,942
2019	8,873,979
$243,115,670

Interest expense on deposits is summarized as follows:

	2014	2013	2012

NOW accounts	$529,390	$593,210	$599,992
Savings and money market	612,632	582,502	553,142
Time deposits	2,243,077	2,686,001	3,319,203
	$3,385,099	$3,861,713	$4,472,337

Deposits held by the Company from related parties at December 31, 2014 and 2013 amounted to approximately $16,388,000 and $17,679,000, respectively.

Note 11. Borrowings

Securities sold under repurchase agreements (repurchase agreements) are short-term and are secured by securities available-for-sale.

At December 31, 2014, FHLB advances and other borrowings consisted of the following:

		Weighted
		Average
	Amount	Interest Rate	Features

FHLB advances maturing in:

2016	$1,000,000	0.75%
2017	1,000,000	1.08%
2018	11,500,000	2.94%	Includes $4,500,000 callable in February 2015; $7,000,000 callable in March 2015
After 2018	967,737	3.50%	15 year amortizing and puttable in 2015
Total FHLB advances	$14,467,737	2.69%

Other borrowings maturing in:
2018	$18,000,000	3.45%	$13,000,000 term repurchase agreements callable quarterly in 2015 and thereafter; $5,000,000 financing agreements with maturitiy date of January 2018

2022	5,000,000	4.12%	$5,000,000 financing agreements with a maturity date of January 2022

Total other borrowings	$23,000,000	3.59%

Total FHLB and other borrowings	$37,467,737	3.24%

Borrowed funds at December 31, 2013 included FHLB advances and other borrowings of $34,540,526. Such borrowings carried a weighted-average interest rate of 3.10% with maturities ranging from 2014 through 2025. At December 31, 2013, other borrowings consist of term repurchase agreements.

At December 31, 2014, other borrowings consist of term repurchase agreements and financing agreements as a result of sold loans that do not qualify for sale accounting. These financing agreements are recorded as financing transactions as effective control over the transferred loans maintained by FNB. The dollar amount of the loans underlying the sale agreement continues to be carried in our loan portfolio and the transfer is reported as a secured borrowing with these loans pledged as collateral. FHLB advances are collateralized by certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The term repurchase agreements are collateralized with U.S. government agencies and mortgage-backed securities with a carrying and fair value of $13,921,000 at December 31, 2014. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $137,399,000 at December 31, 2014.

Note 12. Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan. For the years ended December 31, 2014, 2013 and 2012, the Company matched employee contributions up to a maximum of 3% and also contributed an amount equal to 3% of the participating employee’s compensation. For the years ended December 31, 2014, 2013 and 2012, Company contributions to the plan were approximately $631,000, $574,000, and $548,000, respectively. The plan covers substantially all employees.

Note 13. Income Taxes

The components of income tax expense are as follows:

	2014	2013	2012
Federal:
Current	$4,568,497	$4,104,278	$3,975,247
Deferred	16,322	(392,690)	(184,093)
	4,584,819	3,711,588	3,791,154
State:
Current	1,014,567	973,694	954,724
Deferred	16,133	(27,360)	1,765
	1,030,700	946,334	956,489

Income tax expense	$5,615,519	$4,657,922	$4,747,643

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	2014	2013	2012

Income taxes at 35% federal tax rate	$7,302,815	$6,514,048	$6,625,483
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(2,213,701)	(2,399,516)	(2,419,917)
State taxes, net of federal tax benefit	699,960	624,928	610,450
Other	(173,555)	(81,538)	(68,373)
Total income tax expense	$5,615,519	$4,657,922	$4,747,643

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are as follows:

	2014	2013

Deferred tax assets:
Allowance for loan losses	$3,134,667	$2,961,646
Other real estate owned	2,393,507	1,756,144
Other-than-temporary impairment on securities	96,924	96,924
Accrued vacation	239,949	207,677
Other deferred tax assets	786,818	887,205
	6,651,865	5,909,596
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(2,626,423)	(264,952)
Bank premises and equipment	(971,570)	(381,903)
Other deferred tax liabilities	(420,695)	(235,638)
	(4,018,688)	(882,493)

Net deferred tax asset	$2,633,177	$5,027,103

Income taxes currently payable of approximately $110,000 and $221,000 are included in accrued expenses and other liabilities as of December 31, 2014 and 2013, respectively.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa. The Company is no longer subject to U.S. federal income and state tax examinations for years before 2011.

The Company follows the accounting requirements for uncertain tax positions. Management has determined that the Company has no material uncertain tax positions and no material accrued interest or penalties as of or for the years ended December 31, 2014 and 2013 that would require recognition. The Company had no significant unrecognized tax benefits as of December 31, 2014, that if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months as of December 31, 2014 and 2013.

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

	2014	2013

Commitments to extend credit	$159,527,000	$115,278,000
Standby letters of credit	6,526,000	3,135,000
	$166,053,000	$118,413,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2014 and 2013, approximately $108,039,000 and $85,045,000 of the commitments to extend credit were fixed interest rates. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

At December 31, 2014 and 2013, the Banks have established liabilities totaling $481,000 and $364,000, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the federal banking regulators categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management believes there are no conditions or events since that notification that have changed the institution’s category. The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2014 and 2013 are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014:
Total capital (to risk- weighted assets):
Consolidated	$151,146	16.6%	$72,879	8.0%	N/A	N/A
Boone Bank & Trust	13,948	15.7	7,123	8.0	$8,904	10.0%
First National Bank	69,174	14.7	37,568	8.0	46,960	10.0
Reliance State Bank	21,727	13.2	13,166	8.0	16,457	10.0
State Bank & Trust	18,708	15.8	9,485	8.0	11,856	10.0
United Bank & Trust	14,089	21.3	5,295	8.0	6,618	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$141,739	15.6%	$36,440	4.0%	N/A	N/A
Boone Bank & Trust	13,084	14.7	3,562	4.0	$5,342	6.0%
First National Bank	65,112	13.9	18,784	4.0	28,176	6.0
Reliance State Bank	19,966	12.1	6,583	4.0	9,874	6.0
State Bank & Trust	17,224	14.5	4,742	4.0	7,113	6.0
United Bank & Trust	13,313	20.1	2,647	4.0	3,971	6.0

Tier 1 capital (to average- weighted assets):
Consolidated	$141,739	11.0%	$51,604	4.0%	N/A	N/A
Boone Bank & Trust	13,084	9.8	5,325	4.0	$6,656	5.0%
First National Bank	65,112	9.4	27,671	4.0	34,589	5.0
Reliance State Bank	19,966	9.6	8,321	4.0	10,402	5.0
State Bank & Trust	17,224	10.9	6,318	4.0	7,898	5.0
United Bank & Trust	13,313	12.3	4,315	4.0	5,394	5.0

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013:
Total capital (to risk- weighted assets):
Consolidated	$143,976	17.2%	$67,068	8.0%	N/A	N/A
Boone Bank & Trust	13,457	16.1	6,690	8.0	$8,362	10.0%
First National Bank	67,231	16.4	32,838	8.0	41,048	10.0
Reliance State Bank	19,616	12.2	12,916	8.0	16,145	10.0
State Bank & Trust	17,734	16.0	8,876	8.0	11,096	10.0
United Bank & Trust	13,677	19.6	5,597	8.0	6,996	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$135,024	16.1%	$33,534	4.0%	N/A	N/A
Boone Bank & Trust	12,670	15.2	3,345	4.0	$5,017	6.0%
First National Bank	63,299	15.4	16,419	4.0	24,629	6.0
Reliance State Bank	18,130	11.2	6,458	4.0	9,687	6.0
State Bank & Trust	16,344	14.7	4,438	4.0	6,657	6.0
United Bank & Trust	12,802	18.3	2,798	4.0	4,198	6.0

Tier 1 capital (to average- weighted assets):
Consolidated	$135,024	11.0%	$49,173	4.0%	N/A	N/A
Boone Bank & Trust	12,670	9.8	5,158	4.0	$6,447	5.0%
First National Bank	63,299	10.0	25,178	4.0	31,472	5.0
Reliance State Bank	18,130	8.6	8,452	4.0	10,565	5.0
State Bank & Trust	16,344	10.4	6,282	4.0	7,852	5.0
United Bank & Trust	12,802	11.7	4,378	4.0	5,472	5.0

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2014 and 2013:

Description	Total	Level 1	Level 2	Level 3

2014

U.S. government treasuries	$1,448,000	$1,448,000	$-	$-
U.S. government agencies	87,307,000	-	87,307,000	-
U.S. government mortgage-backed securities	120,985,000	-	120,985,000	-
State and political subdivisions	281,776,000	-	281,776,000	-
Corporate bonds	47,319,000	-	47,319,000	-
Equity securities, common stock	758,000	758,000	-	-
Equity securities, other	2,909,000	-	2,909,000	-

	$542,502,000	$2,206,000	$540,296,000	$-

2013

U.S. government agencies	$61,178,000	$-	$61,178,000	$-
U.S. government mortgage-backed securities	155,142,000	-	155,142,000	-
State and political subdivisions	315,224,000	-	315,224,000	-
Corporate bonds	44,752,000	-	44,752,000	-
Equity securities, common stock	841,000	841,000	-	-
Equity securities, other	2,902,000	-	2,902,000	-

	$580,039,000	$841,000	$579,198,000	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2014 and 2013:

Description	Total	Level 1	Level 2	Level 3

2014

Loans	$692,000	$-	$-	$692,000
Other real estate owned	8,436,000	-	-	8,436,000

Total	$9,128,000	$-	$-	$9,128,000

2013

Loans	$648,000	$-	$-	$648,000
Other real estate owned	8,861,000	-	-	8,861,000

Total	$9,509,000	$-	$-	$9,509,000

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

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 are as follows:

	2014
	Fair Value	Valuation	Range of Unobservable	Range
		Techniques	Inputs	(Average)

Impaired Loans	$692,000	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$8,436,000	Appraisal	Appraisal adjustment	4%-10%	(7%)

	2013
	Fair Value	Valuation	Range of Unobservable	Range
		Techniques	Inputs	(Average)
Impaired Loans	$648,000	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$8,861,000	Appraisal	Appraisal adjustment	6%-10%	(8%)

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

Commitments to extend credit and standby letters of credit: The fair values of commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and credit worthiness of the counterparties. The carrying value and fair value of the commitments to extend credit and standby letters of credit are not considered significant.

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities as of December 31, 2014 and 2013.

		2014		2013
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$23,730,257	$23,730,000	$24,270,031	$24,270,000
Federal funds sold	Level 1	6,000	6,000	-	-
Interest bearing deposits	Level 1	31,463,382	31,463,000	23,628,117	23,628,000
Securities available-for-sale	See previous table	542,502,381	542,502,000	580,039,080	580,039,000
Loans receivable, net	Level 2	658,440,998	656,896,000	564,501,547	562,073,000
Loans held for sale	Level 2	704,850	705,000	295,618	296,000
Accrued income receivable	Level 1	7,471,023	7,471,000	7,437,673	7,438,000
Financial liabilities:
Deposits	Level 2	$1,052,123,257	$1,052,082,000	$1,011,803,178	$1,014,150,000
Securities sold under agreements to repurchase and federal funds purchased	Level 1	51,265,011	51,265,000	39,616,644	39,617,000
FHLB advances	Level 2	14,467,737	15,281,000	14,540,526	15,441,000
Other borrowings	Level 2	23,000,000	24,339,000	20,000,000	22,033,000
Accrued interest payable	Level 1	536,370	536,000	594,223	594,000

Note 17. Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no other significant events or transactions occurring after December 31, 2014, but prior to March 12, 2015, that provided additional evidence about conditions that existed at December 31, 2014. There were no other significant events or transactions that provided evidence about conditions that did not exist at December 31, 2014.

Note 18. Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2014 and 2013, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2014, is as follows:

CONDENSED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013

ASSETS

Cash and due from banks	$29,972	$24,591
Interest bearing deposits in banks	7,615,497	8,373,009
Securities available-for-sale	758,100	840,900
Investment in bank subsidiaries	141,553,283	130,167,386
Loans receivable, net	3,252,197	3,348,973
Premises and equipment, net	3,180,973	533,513
Accrued income receivable	9,435	17,747
Deferred income taxes	88,092	477,256
Other assets	242,417	99,930

Total assets	$156,729,966	$143,883,305

LIABILITIES

Dividends payable	$1,675,964	$1,489,746
Accrued expenses and other liabilities	379,584	287,375

Total liabilities	2,055,548	1,777,121

STOCKHOLDERS' EQUITY

Common stock	18,621,826	18,865,830
Additional paid-in capital	20,878,728	22,651,222
Retained earnings	110,701,847	102,154,498
Accumulated other comprehensive income	4,472,017	451,132
Treasury stock	-	(2,016,498)
Total stockholders' equity	154,674,418	142,106,184

Total liabilities and stockholders' equity	$156,729,966	$143,883,305

CONDENSED STATEMENTS OF INCOME

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Operating income:
Equity in net income of bank subsidiaries	$14,912,849	$14,159,629	$14,212,775
Interest	207,230	267,928	505,918
Dividends	26,400	22,800	20,400
Rental income	121,441	117,303	118,545
Gain on the sale of premises and equipment	1,256,924	-	-
Other income	1,525,000	1,487,581	1,364,000
Securities (losses), net	-	-	(83,180)
	18,049,844	16,055,241	16,138,458

Credit for loan losses	-	(77,000)	(224,000)

Operating income after credit for loan losses	18,049,844	16,132,241	16,362,458

Operating expenses	2,609,937	2,313,897	2,208,650

Income before income taxes	15,439,907	13,818,344	14,153,808

Income tax expense (benefit)	188,700	(135,300)	(28,500)

Net income	$15,251,207	$13,953,644	$14,182,308

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,251,207	$13,953,644	$14,182,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,020	22,297	39,116
Credit for loan losses	-	(77,000)	(224,000)
Amortization, net	-	-	52,200
Provision (credit) for deferred income taxes	419,800	(11,879)	47,138
Securities (gains), net	-	-	(176,671)
Other-than-temporary impairment of securities available-for-sale	-	-	259,851
Gain on sale of premises and equipment	(1,256,924)	-	-
Equity in net income of bank subsidiaries	(14,912,848)	(14,159,629)	(14,212,775)
Dividends received from bank subsidiaries	7,600,000	7,200,000	8,428,000
Decrease in accrued income receivable	8,312	12,243	52,430
(Increase) decrease in other assets	(142,487)	(84,930)	100,000
Increase in accrued expense and other liabilities	92,209	28,440	81,958
Net cash provided by operating activities	7,122,289	6,883,186	8,629,555

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available-for-sale	-	-	3,030,867
Proceeds from maturities and calls of securities available-for-sale	-	-	416,002
(Increase) decrease in interest bearing deposits in banks	757,512	(5,377,200)	1,850,388
(Increase) decrease in loans	96,776	4,363,136	(487,821)
Proceeds from sale of bank premises and equipment	1,746,444	-	-
Purchase of bank premises and equipment	(3,200,000)	(9,854)	(29,226)
Investment in bank subsidiaries	-	-	(8,017,613)
Net cash used in investing activities	(599,268)	(1,023,918)	(3,237,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(6,517,640)	(5,865,866)	(5,400,329)
Net cash used in financing activities	(6,517,640)	(5,865,866)	(5,400,329)

Net increase (decrease) in cash and cash equivalents	5,381	(6,598)	(8,177)

CASH AND DUE FROM BANKS
Beginning	24,591	31,189	39,366
Ending	$29,972	$24,591	$31,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash receipts for income taxes	$85,362	$27,089	$149,519

Note 19. Selected Quarterly Financial Data (Unaudited)

	2014
	March 31	June 30	September 30	December 31

Total interest income	$9,920,281	$10,145,907	$10,120,151	$10,778,012
Total interest expense	1,186,496	1,166,552	1,102,532	1,091,521
Net interest income	8,733,785	8,979,355	9,017,619	9,686,491
Provision for loan losses	39,231	35,644	55,145	299,120
Net interest income after provision for loan losses	8,694,554	8,943,711	8,962,474	9,387,371
Noninterest income	2,945,784	1,733,972	1,828,690	2,743,633
Noninterest expense	5,329,102	5,409,107	5,666,422	7,968,832
Income before income taxes	6,311,236	5,268,576	5,124,742	4,162,172
Income tax expense	1,785,145	1,413,653	1,393,256	1,023,465
Net income	$4,526,091	$3,854,923	$3,731,486	$3,138,707

Basic and diluted earnings per common share	$0.49	$0.41	$0.40	$0.34

	2013
	March 31	June 30	September 30	December 31

Total interest income	$9,376,641	$9,401,263	$9,750,476	$9,905,433
Total interest expense	1,291,751	1,294,540	1,239,335	1,249,137
Net interest income	8,084,890	8,106,723	8,511,141	8,656,296
Provision for loan losses	13,574	60,000	92,388	620,428
Net interest income after provision for loan losses	8,071,316	8,046,723	8,418,753	8,035,868
Noninterest income	1,842,968	2,089,020	1,819,733	1,966,057
Noninterest expense	5,119,096	5,838,189	5,230,503	5,491,084
Income before income taxes	4,795,188	4,297,554	5,007,983	4,510,841
Income tax expense	1,209,254	1,018,858	1,295,916	1,133,894
Net income	$3,585,934	$3,278,696	$3,712,067	$3,376,947

Basic and diluted earnings per common share	$0.39	$0.35	$0.40	$0.36

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 29, 2015, as filed with the SEC on March 19, 2015 (the "Proxy Statement"), which information is incorporated herein by this reference.

Executive Officers

The information required by Item 10 regarding the executive officers appears in Item 1 of Part I of this Annual Report under the heading “Executive Officers of the Company and Banks”.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     List of Financial Statements and Schedules.

         1. Financial Statements

Reports of CliftonLarsonAllen LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2014 and 2013

Consolidated Statements of Income for the Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

         2. Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)     List of Exhibits.

2	-Purchase and Assumption Agreement, related to the First Bank Acquisition (incorporated by reference to Exhibit 2 to Form 10-Q as filed May 8, 2014)
3.1	- Restated Articles of Incorporation of the Company, as amended
3.2	- Bylaws of the Company, as amended
10.1	- Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to Form 8-K as filed on November 19, 2012)*
21	- Subsidiaries of the Registrant
23	- Consent of Independent Registered Public Accounting Firm
31.1	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
* Indicates a management compensatory plan or arrangement.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

March 12, 2015	By:	/s/ Thomas H. Pohlman
Thomas H. Pohlman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 12, 2015.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, Chief Executive Officer and President

/s/ John P. Nelson
John P. Nelson, Chief Financial Officer and Vice President

/s/ Betty A. Baudler Horras
Betty A. Baudler Horras, Director

/s/ David W. Benson
David W. Benson, Director

/s/ Robert L. Cramer
Robert L. Cramer, Director

/s/ Douglas C. Gustafson
Douglas C. Gustafson, Director

/s/ Steven D. Forth
Steven D. Forth, Director

/s/ James R. Larson II
James R. Larson II, Director

/s/ Warren R. Madden
Warren R. Madden, Director

/s/ Richard O. Parker
Richard O. Parker, Director

/s/ Larry A. Raymon
Larry A. Raymon, Director

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

3.1	- Restated Articles of Incorporation of the Company, as amended
3.2	- Bylaws of the Company, as amended
21	- Subsidiaries of the Registrant
23	- Consent of Independent Registered Public Accounting Firm.
31.1	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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