Form 10-Q
period 2015-03-31
AMES NATIONAL CORP
filed 2015-05-07
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer               Accelerated filer     X         Non-accelerated filer              Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No      X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at April 30, 2015)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Cash and due from banks	$24,944,438	$23,730,257
Federal funds sold	-	6,000
Interest bearing deposits in financial institutions	62,209,248	31,463,382
Securities available-for-sale	554,649,829	542,502,381
Loans receivable, net	660,790,412	658,440,998
Loans held for sale	352,200	704,850
Bank premises and equipment, net	15,798,836	15,956,989
Accrued income receivable	7,518,141	7,471,023
Other real estate owned	7,365,534	8,435,885
Deferred income taxes	1,364,975	2,633,177
Core deposit intangible, net	1,616,608	1,730,231
Goodwill	6,732,216	6,732,216
Other assets	1,388,911	1,223,328

Total assets	$1,344,731,348	$1,301,030,717

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$191,229,947	$188,725,609
NOW accounts	308,945,497	298,581,556
Savings and money market	348,930,524	321,700,422
Time, $250,000 and over	33,398,309	36,169,601
Other time	200,285,917	206,946,069
Total deposits	1,082,790,194	1,052,123,257

Securities sold under agreements to repurchase	58,801,317	51,265,011
Federal Home Loan Bank (FHLB) advances	14,449,174	14,467,737
Other borrowings	22,944,947	23,000,000
Dividend payable	1,862,183	1,675,964
Accrued expenses and other liabilities	5,237,675	3,824,330
Total liabilities	1,186,085,490	1,146,356,299

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of March 31, 2015 and December 31, 2014	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	112,474,593	110,701,847
Accumulated other comprehensive income - net unrealized gain on securities available-for-sale	6,670,711	4,472,017
Total stockholders' equity	158,645,858	154,674,418

Total liabilities and stockholders' equity	$1,344,731,348	$1,301,030,717

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Interest income:
Loans, including fees	$7,399,690	$6,409,431
Securities:
Taxable	1,566,398	1,763,603
Tax-exempt	1,486,360	1,674,108
Interest bearing deposits and federal funds sold	93,378	73,139
Total interest income	10,545,826	9,920,281

Interest expense:
Deposits	762,396	892,010
Other borrowed funds	338,163	294,486
Total interest expense	1,100,559	1,186,496

Net interest income	9,445,267	8,733,785

Provision for loan losses	77,300	39,231

Net interest income after provision for loan losses	9,367,967	8,694,554

Noninterest income:
Wealth management income	687,910	696,819
Service fees	394,559	357,479
Securities gains, net	4,949	135,081
Gain on sale of loans held for sale	213,986	98,653
Merchant and card fees	314,594	259,389
Gain (loss) on the sale of premises and equipment, net	(1,132)	1,256,924
Other noninterest income	151,353	141,439
Total noninterest income	1,766,219	2,945,784

Noninterest expense:
Salaries and employee benefits	3,724,934	3,291,452
Data processing	664,535	571,350
Occupancy expenses, net	526,087	469,220
FDIC insurance assessments	182,996	162,344
Professional fees	292,438	282,447
Business development	232,844	207,861
Other real estate owned expense, net	148,063	704
Core deposit intangible amortization	113,623	65,748
Other operating expenses, net	253,337	277,976
Total noninterest expense	6,138,857	5,329,102

Income before income taxes	4,995,329	6,311,236

Provision for income taxes	1,360,400	1,785,145

Net income	$3,634,929	$4,526,091

Basic and diluted earnings per share	$0.39	$0.49

Dividends declared per share	$0.20	$0.18

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$3,634,929	$4,526,091
Other comprehensive income, before tax:
Unrealized gains on securities before tax:
Unrealized holding gains arising during the period	3,494,946	3,676,974
Less: reclassification adjustment for gains realized in net income	4,949	135,081
Other comprehensive income before tax	3,489,997	3,541,893
Tax effect related to other comprehensive income	(1,291,303)	(1,310,499)
Other comprehensive income, net of tax	2,198,694	2,231,394
Comprehensive income	$5,833,623	$6,757,485

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

Three Months Ended March 31, 2015 and 2014

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2013	$18,865,830	$22,651,222	$102,154,498	$451,132	$(2,016,498)	$142,106,184
Net income	-	-	4,526,091	-	-	4,526,091
Other comprehensive income	-	-	-	2,231,394	-	2,231,394
Cash dividends declared, $0.18 per share	-	-	(1,675,964)	-	-	(1,675,964)
Balance, March 31, 2014	$18,865,830	$22,651,222	$105,004,625	$2,682,526	$(2,016,498)	$147,187,705

Balance, December 31, 2014	$18,621,826	$20,878,728	$110,701,847	$4,472,017	$-	$154,674,418
Net income	-	-	3,634,929	-	-	3,634,929
Other comprehensive income	-	-	-	2,198,694	-	2,198,694
Cash dividends declared, $0.20 per share	-	-	(1,862,183)	-	-	(1,862,183)
Balance, March 31, 2015	$18,621,826	$20,878,728	$112,474,593	$6,670,711	$-	$158,645,858

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Three Months Ended March 31, 2015 and 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,634,929	$4,526,091
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	77,300	39,231
Provision for off-balance sheet commitments	-	35,000
Amortization, net	887,871	1,099,195
Amortization of core deposit intangible asset	113,623	65,748
Depreciation	259,680	187,611
Debit (credit) for deferred income taxes	(23,101)	667,448
Securities gains, net	(4,949)	(135,081)
(Gain) loss on sale of premises and equipment, net	1,132	(1,256,924)
Impairment of other real estate owned	27,453	-
Loss on sale of other real estate owned, net	55,742	-
Change in assets and liabilities:
Decrease in loans held for sale	352,650	295,618
(Increase) decrease in accrued income receivable	(47,118)	5,171
(Increase) in other assets	(167,275)	(150,386)
Increase in accrued expenses and other liabilities	1,413,345	1,128,595
Net cash provided by operating activities	6,581,282	6,507,317
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(23,877,871)	(35,980,382)
Proceeds from sale of securities available-for-sale	517,076	3,478,851
Proceeds from maturities and calls of securities available-for-sale	13,761,096	14,209,166
Net (increase) in interest bearing deposits in financial institutions	(30,745,866)	(16,738,691)
Decrease in federal funds sold	6,000
Net (increase) decrease in loans	(2,390,660)	15,939,754
Net proceeds from the sale of other real estate owned	987,156	-
Net proceeds from the sale of bank premises and equipment	-	1,746,444
Purchase of bank premises and equipment, net	(100,967)	(34,163)
Other	-	(2,750)
Net cash (used in) investing activities	(41,844,036)	(17,381,771)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	30,690,209	16,028,464
Increase in securities sold under agreements to repurchase and federal funds purchased	7,536,306	293,530
Payments on FHLB borrowings and other borrowings	(73,616)	(17,980)
Proceeds from short-term FHLB borrowings, net	-	2,200,000
Dividends paid	(1,675,964)	(1,489,746)
Net cash provided by financing activities	36,476,935	17,014,268
Net increase in cash and due from banks	1,214,181	6,139,814
CASH AND DUE FROM BANKS
Beginning	23,730,257	24,270,031
Ending	$24,944,438	$30,409,845

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

Three Months Ended March 31, 2015 and 2014

	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,179,859	$1,275,692
Income taxes	44,982	48,701

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$-	$16,610

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three months ended March 31, 2015 and 2014 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At March 31, 2015, Company management has performed a goodwill impairment analysis and determined goodwill was not impaired.

2.     Branch Acquisition

On August 29, 2014, First National Bank (FNB) completed the purchase of three bank branches of First Bank located in West Des Moines and Johnston, Iowa (the “Acquisition”). The Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share.  The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the September 30, 2014 financial statements as such.  These branches were purchased for cash consideration of $4.1 million.  As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,018,000 and goodwill of $1,131,000. The results of operations for this acquisition have been included since the transaction date of August 29, 2014. The fair value of credit deteriorated purchased loans related to this Acquisition is $1,507,000. These purchase loans are included in the impaired loan category in the financial statements.

The following table summarizes the fair value of the total consideration transferred as a part of the Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of August 29, 2014, the effective date of the transaction.

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

3.      Dividends

On February 11, 2015, the Company declared a cash dividend on its common stock, payable on May 15, 2015 to stockholders of record as of May 1, 2015, equal to $0.20 per share.

4.      Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2015 and 2014 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

5.     Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2014.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2015 and December 31, 2014. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2015

U.S. government treasuries	$1,472	$1,472	$-	$-
U.S. government agencies	100,856	-	100,856	-
U.S. government mortgage-backed securities	115,948	-	115,948	-
State and political subdivisions	284,033	-	284,033	-
Corporate bonds	48,600	-	48,600	-
Equity securities, common stock	745	745	-	-
Equity securities, other	2,996	-	2,996	-

	$554,650	$2,217	$552,433	$-

2014

U.S. government treasuries	$1,447	$1,447	$-	$-
U.S. government agencies	87,307	-	87,307	-
U.S. government mortgage-backed securities	120,985	-	120,985	-
State and political subdivisions	281,776	-	281,776	-
Corporate bonds	47,320	-	47,320	-
Equity securities, common stock	758	758	-	-
Equity securities, other	2,909	-	2,909	-

	$542,502	$2,205	$540,297	$-

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the three months ended March 31, 2015.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of March 31, 2015 and December 31, 2014. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2015

Loans receivable	$684	$-	$-	$684
Other real estate owned	7,366	-	-	7,366

Total	$8,050	$-	$-	$8,050

2014

Loans receivable	$692	$-	$-	$692
Other real estate owned	8,436	-	-	8,436

Total	$9,128	$-	$-	$9,128

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

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer, with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, with any impairment amount recorded as a noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $6,392,000 as of March 31, 2015 and $6,389,000 as of December 31, 2014. The Company considers these fair values level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 are as follows: (in thousands)

	2015
	Estimated	Valuation	Range of	Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$684	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$7,366	Appraisal	Appraisal adjustment	6%	-	10%	(8%	)

	2014
	Estimated	Valuation	Range of	Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$692	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$8,436	Appraisal	Appraisal adjustment	4%	-	10%	(7%	)

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

The following disclosures represent financial instruments in which the ending balances at March 31, 2015 and December 31, 2014 are not carried at fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments as described above as of March 31, 2015 and December 31, 2014 are as follows: (in thousands)

		2015		2014
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$24,944	$24,944	$23,730	$23,730
Federal funds sold	Level 1	-	-	6	6
Interest bearing deposits	Level 1	62,209	62,209	31,463	31,463
Securities available-for-sale	See previous table	554,650	554,650	542,502	542,502
Loans receivable, net	Level 2	660,790	661,330	658,441	656,896
Loans held for sale	Level 2	352	352	705	705
Accrued income receivable	Level 1	7,518	7,518	7,471	7,471
Financial liabilities:
Deposits	Level 2	$1,082,790	$1,084,437	$1,052,123	$1,052,082
Securities sold under agreements to repurchase	Level 1	58,801	58,801	51,265	51,265
FHLB advances	Level 2	14,449	15,302	14,468	15,281
Other borrowings	Level 2	22,945	24,176	23,000	24,339
Accrued interest payable	Level 1	480	480	536	536

The methodologies used to determine fair value as of March 31, 2015 did not change from the methodologies described in the December 31, 2014 Annual Financial Statements.

7.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of March 31, 2015 and December 31, 2014 are summarized below: (in thousands)

2015:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$1,435	$37	$-	$1,472
U.S. government agencies	99,548	1,464	(156)	100,856
U.S. government mortgage-backed securities	112,732	3,216	-	115,948
State and political subdivisions	278,529	5,765	(261)	284,033
Corporate bonds	48,192	706	(298)	48,600
Equity securities, common stock	630	115	-	745
Equity securities, other	2,996	-	-	2,996
	$544,062	$11,303	$(715)	$554,650

2014:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$1,431	$16	$-	$1,447
U.S. government agencies	86,997	822	(512)	87,307
U.S. government mortgage-backed securities	118,349	2,744	(108)	120,985
State and political subdivisions	277,328	5,097	(649)	281,776
Corporate bonds	47,760	471	(911)	47,320
Equity securities, common stock	630	128	-	758
Equity securities, other	2,909	-	-	2,909
	$535,404	$9,278	$(2,180)	$542,502

The proceeds, gains and losses from securities available-for-sale are summarized as follows: (in thousands)

	Three Months Ended
	March 31,
	2015	2014
Proceeds from sales of securities available-for-sale	$517	$3,479
Gross realized gains on securities available-for-sale	5	135
Gross realized losses on securities available-for-sale	-	-
Tax provision applicable to net realized gains on securities available-for-sale	2	50

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of March 31, 2015 and December 31, 2014 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2015:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$12,489	$(59)	$7,857	$(97)	$20,346	$(156)
State and political subdivisions	26,025	(169)	8,141	(92)	34,166	(261)
Corporate bonds	2,629	(5)	16,936	(293)	19,565	(298)
	$41,143	$(233)	$32,934	$(482)	$74,077	$(715)

	Less than 12 Months		12 Months or More		Total
2014:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$14,016	$(64)	$17,523	$(448)	$31,539	$(512)
U.S. government mortgage-backed securities	6,934	(20)	16,123	(88)	23,057	(108)
State and political subdivisions	45,618	(252)	24,880	(397)	70,498	(649)
Corporate bonds	89,637	(73)	20,724	(838)	110,361	(911)
	$156,205	$(409)	$79,250	$(1,771)	$235,455	$(2,180)

Gross unrealized losses on debt securities totaled $715,000 as of March 31, 2015. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

8.	Loans Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three months ended March 31, 2015 and 2014 is as follows: (in thousands)

	Three Months Ended March 31, 2015
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2014	$495	$1,648	$3,214	$737	$1,247	$1,312	$186	$8,839
Provision (credit) for loan losses	36	100	24	32	(111)	(14)	10	77
Recoveries of loans charged-off	5	4	-	-	1	1	1	12
Loans charged-off	-	-	-	-	-	(2)	-	(2)
Balance, March 31, 2015	$536	$1,752	$3,238	$769	$1,137	$1,297	$197	$8,926

	Three Months Ended March 31, 2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2013	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572
Provision (credit) for loan losses	48	18	(31)	45	(31)	(58)	48	39
Recoveries of loans charged-off	-	4	-	-	1	-	5	10
Loans charged-off	-	(5)	-	-	-	-	(48)	(53)
Balance, March 31, 2014	$440	$1,540	$3,199	$731	$1,405	$1,107	$146	$8,568

Allowance for loan losses disaggregated on the basis of impairment analysis method as of March 31, 2015 and December 31, 2014 is as follows: (in thousands)

2015		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$247	$30	$-	$50	$-	$-	$327
Collectively evaluated for impairment	536	1,505	3,208	769	1,087	1,297	197	8,599
Balance March 31, 2015	$536	$1,752	$3,238	$769	$1,137	$1,297	$197	$8,926

2014		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$244	$33	$-	$60	$-	$-	$337
Collectively evaluated for impairment	495	1,524	3,181	737	1,067	1,312	186	8,502
Balance December 31, 2014	$495	$1,768	$3,214	$737	$1,127	$1,312	$186	$8,839

Loans receivable disaggregated on the basis of impairment analysis method as of March 31, 2015 and December 31, 2014 is as follows (in thousands):

2015		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$189	$897	$745	$-	$537	$11	$2	$2,381
Collectively evaluated for impairment	38,253	119,436	263,550	61,064	91,537	76,741	16,838	667,419

Balance March 31, 2015	$38,442	$120,333	$264,295	$61,064	$92,074	$76,752	$16,840	$669,800

2014		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$195	$811	$833	$-	$540	$19	$9	$2,407
Collectively evaluated for impairment	35,821	121,966	256,221	57,449	92,163	85,590	15,754	664,964

Balance December 31, 2014	$36,016	$122,777	$257,054	$57,449	$92,703	$85,609	$15,763	$667,371

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

The following is a recap of impaired loans, on a disaggregated basis, at March 31, 2015 and December 31, 2014: (in thousands)

	2015			2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$189	$343	$-	$195	$346	$-
Real estate - 1 to 4 family residential	119	122	-	24	29	-
Real estate - commercial	590	1,132	-	675	1,204	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	459	535	-	456	535	-
Agricultural	11	11	-	19	19	-
Consumer and other	2	2	-	9	6	-
Total loans with no specific reserve:	1,370	2,145	-	1,378	2,139	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	778	898	247	787	903	244
Real estate - commercial	155	157	30	158	158	33
Real estate - agricultural	-	-	-	-	-	-
Commercial	78	78	50	84	84	60
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total loans with specific reserve:	1,011	1,133	327	1,029	1,145	337

Total
Real estate - construction	189	343	-	195	346	-
Real estate - 1 to 4 family residential	897	1,020	247	811	932	244
Real estate - commercial	745	1,289	30	833	1,362	33
Real estate - agricultural	-	-	-	-	-	-
Commercial	537	613	50	540	619	60
Agricultural	11	11	-	19	19	-
Consumer and other	2	2	-	9	6	-

	$2,381	$3,278	$327	$2,407	$3,284	$337

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2015 and 2014: (in thousands)

	Three Months Ended March 31,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$192	$-	$503	$-
Real estate - 1 to 4 family residential	72	-	274	5
Real estate - commercial	633	-	262	28
Real estate - agricultural	-	-	-	-
Commercial	458	3	43	-
Agricultural	15	-	19	-
Consumer and other	6	1	38	-
Total loans with no specific reserve:	1,376	4	1,139	33

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	783	-	349	-
Real estate - commercial	157	-	46	-
Real estate - agricultural	-	-	-	-
Commercial	81	-	764	-
Agricultural	-	-	5	-
Consumer and other	-	-	-	-
Total loans with specific reserve:	1,021	-	1,164	-

Total
Real estate - construction	192	-	503	-
Real estate - 1 to 4 family residential	855	-	623	5
Real estate - commercial	790	-	308	28
Real estate - agricultural	-	-	-	-
Commercial	539	3	807	-
Agricultural	15	-	24	-
Consumer and other	6	1	38	-

	$2,397	$4	$2,303	$33

The interest foregone on nonaccrual loans for the three months ended March 31, 2015 and 2014 was approximately $44,000 and $37,000, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $1,043,000 as of March 31, 2015, of which all were included in impaired loans and nonaccrual loans. The Company had TDRs of $1,129,000 as of December 31, 2014, all of which were included in impaired and nonaccrual loans.

The following table sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three months ended March 31, 2015 and 2014: (dollars in thousands)

	Three Months Ended March 31,
	2015			2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	1	43	43
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	1	19	19
Consumer and other	-	-	-	1	6	6

	-	$-	$-	3	$68	$68

The Company did not grant any concessions on any loans experiencing financial difficulties during the three months ended March 31, 2015.

During the three months ended March 31, 2014, the Company granted concessions to two borrowers experiencing financial difficulties. The commercial real estate loan was restructured as an interest only loan for a period of time. The agricultural and consumer loan’s maturity dates were extended one year with interest only until maturity.

A TDR loan is considered to have payment default when it is past due 60 days or more.

No TDR loan modified during the three months ended March 31, 2015 had a payment default. There was one charge-off related to a TDR for the three months ended March 31, 2014 in the amount of $44,000.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2015 and December 31, 2014, is as follows: (in thousands)

2015		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$38,442	$38,442	$-
Real estate - 1 to 4 family residential	514	199	713	119,620	120,333	8
Real estate - commercial	-	-	-	264,295	264,295	-
Real estate - agricultural	-	-	-	61,064	61,064	-
Commercial	473	94	567	91,507	92,074	-
Agricultural	327	-	327	76,425	76,752	-
Consumer and other	29	-	29	16,811	16,840	-

	$1,343	$293	$1,636	$668,164	$669,800	$8

2014		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$64	$-	$64	$35,952	$36,016	$-
Real estate - 1 to 4 family residential	888	57	945	121,832	122,777	36
Real estate - commercial	467	45	512	256,542	257,054	-
Real estate - agricultural	28	-	28	57,421	57,449	-
Commercial	264	84	348	92,355	92,703	-
Agricultural	-	-	-	85,609	85,609	-
Consumer and other	63	-	63	15,700	15,763	-

	$1,774	$186	$1,960	$665,411	$667,371	$36

The credit risk profile by internally assigned grade, on a disaggregated basis, as of March 31, 2015 and December 31, 2014 is as follows: (in thousands)

2015	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$32,488	$231,612	$54,434	$77,919	$69,023	$465,476
Watch	3,764	18,490	6,307	11,110	7,447	47,118
Special Mention	-	1,117	-	474	81	1,672
Substandard	2,001	12,331	323	2,034	190	16,879
Substandard-Impaired	189	745	-	537	11	1,482

	$38,442	$264,295	$61,064	$92,074	$76,752	$532,627

2014	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$30,055	$223,775	$51,024	$79,117	$78,387	$462,358
Watch	3,893	18,617	6,275	10,086	6,827	45,698
Special Mention	-	1,296	88	585	-	1,969
Substandard	1,873	12,532	62	2,376	395	17,238
Substandard-Impaired	195	834	-	539	-	1,568

	$36,016	$257,054	$57,449	$92,703	$85,609	$528,831

The credit risk profile based on payment activity, on a disaggregated basis, as of March 31, 2015 and December 31, 2014 is as follows:

2015	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$119,396	$16,840	$136,236
Non-performing	937	-	937

	$120,333	$16,840	$137,173

2014	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$121,928	$15,756	$137,684
Non-performing	849	7	856

	$122,777	$15,763	$138,540

9.	Other Real Estate Owned

The following table provides the composition of other real estate owned as of March 31, 2015 and December 31, 2014: (in thousands)

	2015	2014

Construction and land development	$5,386	$6,751
1 to 4 family residential real estate	1,149	1,316
Commercial real estate	831	814

	$7,366	$8,881

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

11.     Core deposit intangible asset

In conjunction with the Acquisition of the three bank branches in 2014, the Company recorded $1.0 million in core deposit intangible assets. The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets at March 31, 2015 and December 31, 2014: (in thousands)

	2015		2014
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518	$901	$2,518	$788

The weighted average life of the core deposit intangible is 3 years as of March 31, 2015 and December 31, 2014.

The following sets forth the activity related to core deposit intangible assets for the three months ended March 31, 2015 and 2014: (in thousands)

	Three Months Ended
	March 31,
	2015	2014

Beginning core deposit intangible, net	$1,730	$1,029
Amortization	(113)	(65)

Ending core deposit intangible, net	$1,617	$964

Estimated remaining amortization expense on core deposit intangible for the years ending is as follows: (in thousands)

2015	$308
2016	354
2017	299
2018	251
2019	127
2020	71
After	207

$1,617

12.	Secured Borrowings

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of March 31, 2015 and December 31, 2014: (in thousands)

	2015			2014
	Remaining Contractual Matruity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$1,471	$-	$1,471	$1,447	$-	$1,447
U.S. government agencies	50,826	-	50,826	46,880	-	46,880
U.S. government mortgage-backed securities	50,029	-	50,029	51,472	-	51,472

Total	$102,326	$-	$102,326	$99,799	$-	$99,799

Term repurchase agreements:
U.S. government agencies	$-	$12,208	$12,208	$-	$12,151	$12,151
U.S. government mortgage-backed securities	-	1,620	1,620	-	1,771	1,771

Total	$-	$13,828	$13,828	$-	$13,922	$13,922

Total borrowings	$102,326	$13,828	$116,154	$99,799	$13,922	$113,721

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

13.	Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2015:
Total capital (to risk- weighted assets):
Consolidated	$154,093	16.9%	$73,103	8.0%	N/A	N/A
Boone Bank & Trust	14,066	15.8	7,105	8.0	$8,882	10.0%
First National Bank	70,771	15.2	37,244	8.0	46,555	10.0
Reliance State Bank	23,040	13.9	13,234	8.0	16,543	10.0
State Bank & Trust	18,924	16.2	9,340	8.0	11,675	10.0
United Bank & Trust	14,227	20.7	5,508	8.0	6,885	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$144,633	15.8%	$54,827	6.0%	N/A	N/A
Boone Bank & Trust	13,199	14.9	5,329	6.0	$7,105	8.0%
First National Bank	66,646	14.3	27,933	6.0	37,244	8.0
Reliance State Bank	21,266	12.9	9,926	6.0	13,234	8.0
State Bank & Trust	17,463	15.0	7,005	6.0	9,340	8.0
United Bank & Trust	13,451	19.5	4,131	6.0	5,508	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$144,633	11.1%	$51,999	4.0%	N/A	N/A
Boone Bank & Trust	13,199	10.2	5,160	4.0	$6,450	5.0%
First National Bank	66,646	9.5	28,012	4.0	35,015	5.0
Reliance State Bank	21,266	10.3	8,267	4.0	10,334	5.0
State Bank & Trust	17,463	10.8	6,489	4.0	8,111	5.0
United Bank & Trust	13,451	12.4	4,326	4.0	5,407	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$144,633	15.8%	$41,121	4.5%	N/A	N/A
Boone Bank & Trust	13,199	14.9	3,997	4.5	$5,773	6.5%
First National Bank	66,646	14.3	20,950	4.5	30,261	6.5
Reliance State Bank	21,266	12.9	7,444	4.5	10,753	6.5
State Bank & Trust	17,463	15.0	5,254	4.5	7,589	6.5
United Bank & Trust	13,451	19.5	3,098	4.5	4,475	6.5

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014:
Total capital (to risk- weighted assets):
Consolidated	$151,146	16.6%	$72,879	8.0%	N/A	N/A
Boone Bank & Trust	13,948	15.7	7,123	8.0	$8,904	10.0%
First National Bank	69,174	14.7	37,568	8.0	46,960	10.0
Reliance State Bank	21,727	13.2	13,166	8.0	16,457	10.0
State Bank & Trust	18,708	15.8	9,485	8.0	11,856	10.0
United Bank & Trust	14,089	21.3	5,295	8.0	6,618	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$141,739	15.6%	$36,440	4.0%	N/A	N/A
Boone Bank & Trust	13,084	14.7	3,562	4.0	$5,342	6.0%
First National Bank	65,112	13.9	18,784	4.0	28,176	6.0
Reliance State Bank	19,966	12.1	6,583	4.0	9,874	6.0
State Bank & Trust	17,224	14.5	4,742	4.0	7,113	6.0
United Bank & Trust	13,313	20.1	2,647	4.0	3,971	6.0

Tier 1 capital (to average- weighted assets):
Consolidated	$141,739	11.0%	$51,604	4.0%	N/A	N/A
Boone Bank & Trust	13,084	9.8	5,325	4.0	$6,656	5.0%
First National Bank	65,112	9.4	27,671	4.0	34,589	5.0
Reliance State Bank	19,966	9.6	8,321	4.0	10,402	5.0
State Bank & Trust	17,224	10.9	6,318	4.0	7,898	5.0
United Bank & Trust	13,313	12.3	4,315	4.0	5,394	5.0

The March 31, 2015 capital ratios are calculated under the Basel III capital rules that became effective on January 1, 2015. Prior period capital ratios were calculated under the prompt corrective capital rules that were in effect for those periods.

As disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 12, 2015, in July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and the Banks have made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company and the Banks on January 1, 2015, subject to a transition period for certain parts of the rules.

The March 31, 2015 table above includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and the Banks are sufficient to meet the fully phased-in conservation buffer.

14.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after March 31, 2015, but prior to May 7, 2015, that provided additional evidence about conditions that existed at March 31, 2015. There were no other significant events or transactions that provided evidence about conditions that did not exist at March 31, 2015.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. The Banks also offer investment services through a third-party broker-dealer. The Company employs twelve individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 209 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and Banks; (iii) fees on wealth management services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks and (v) Merchant and card fees. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) provision for loan losses; (iii) salaries and employee benefits; (iv) data processing costs associated with maintaining the Banks’ loan and deposit functions; and (v) occupancy expenses for maintaining the Banks’ facilities. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

On August 29, 2014, First National purchased substantially all of the assets, including loans, and assumed substantially all of the liabilities, including deposit accounts, of First Bank., an Iowa state charted bank located in West Des Moines, Iowa for $4.1 million. First National will operate all three bank offices previously operated by First Bank in West Des Moines, Iowa and Johnston, Iowa.

The Company had net income of $3,635,000, or $0.39 per share, for the three months ended March 31, 2015, compared to net income of $4,526,000, or $0.49 per share, for the three months ended March 31, 2014. Total equity capital as of March 31, 2015 totaled $158.6 million or 11.8% of total assets.

The decrease in quarterly earnings can be primarily attributed to the gain on the sale of premises and equipment in 2014 of $1,257,000 with no corresponding gain in 2015.

Net loan recoveries totaled $10,000 and net loan charge-offs totaled $43,000 for the three months ended March 31, 2015 and 2014, respectively. The provision for loan losses totaled $77,000 and $39,000 for the three months ended March 31, 2015 and 2014, respectively.

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

●      Balance Sheet Review

●      Asset Quality Review and Credit Risk Management

●      Liquidity and Capital Resources

●      Forward-Looking Statements and Business Risks

Challenges

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges. These challenges are addressed in the Company’s most recent Annual Report on Form 10-K filed on March 12, 2015.

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

Selected Indicators for the Company and the Industry

	Quarter Ended
	March 31,
	2015	2014		2013		2012
	Company	Company	Industry *	Company	Industry	Company	Industry

Return on assets	1.10%	1.21%	1.01%	1.14%	1.07%	1.24%	1.00%

Return on equity	9.25%	10.09%	9.03%	9.76%	9.56%	10.08%	8.92%

Net interest margin	3.27%	3.31%	3.14%	3.18%	3.26%	3.35%	3.42%

Efficiency ratio	54.76%	53.37%	61.88%	52.78%	60.54%	52.33%	61.60%

Capital ratio	11.94%	12.05%	9.46%	11.67%	9.41%	12.31%	9.15%

*Latest available data

Key performances indicators include:

●      Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.10% and 1.45% for the three months ended March 31, 2015 and 2014, respectively. The decrease in this ratio in 2015 from the previous period is due to an increase in average assets in 2015 along with a decrease in net income due to the gain on the sale of premises and equipment in 2014 with no corresponding gain in 2015.

●      Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 9.25% and 12.43% for the three months ended March 31, 2015 and 2014, respectively. The decrease in this ratio in 2015 from the previous period is due to the decrease in net income due to the gain on the sale of premises and equipment in 2014 with no corresponding gain in 2015

●      Net Interest Margin

The net interest margin for the three months ended March 31, 2015 and 2014 was 3.27% and 3.24%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The increase in this ratio in 2015 is primarily the result of an increase in the average balance of loans, offset in part by a decrease in the average balances of investment securities.

●      Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 54.76% and 45.63% for the three months ended March 31, 2015 and 2014, respectively. The increase in the efficiency ratio in 2015 from the previous period is primarily the result of lower noninterest income in 2015 as compared to 2014 due to the gain on the sale of premises and equipment in 2014.

●      Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 11.94% as of March 31, 2015 is significantly higher than the industry average as of December 31, 2014.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2014:

Quarterly ROA Falls Below 1% for First Time in 2 Years

Strengthening loan growth helped lift revenues at most banks, but higher litigation expenses at a few large banks and lower noninterest income from sales, securitization, and servicing of residential mortgage loans caused the industry’s fourth-quarter net income to fall below the level of a year earlier. A majority of banks, 61%, reported improved quarterly earnings, while the proportion of unprofitable institutions fell to 9.4% from 12.7% in fourth quarter 2013. However, fourth-quarter net income of $36.9 billion was $2.9 billion (7.3%) less than in fourth quarter 2013, as the four largest banks reported year-over-year declines in quarterly net income totaling $4.1 billion. The average return on assets (ROA) fell to 0.96% from 1.09% the year before. This is the first time in two years that the average quarterly ROA has fallen below 1%.

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

Net Charge-Off Rate Falls to an Eight-Year Low

Asset-quality indicators continued to improve in the fourth quarter, as net charge-offs (NCOs) posted a year-over-year decline for the 18th consecutive quarter. Fourth-quarter NCOs were $2.2 billion (18.3%) lower than in fourth quarter 2013. The largest improvements were in retail loan categories. Residential mortgage loan NCOs fell by $785 million (49.9%), while charge-offs of home equity lines of credit were $446 million (39.1%) lower, and credit card NCOs were $356 million (6.4%) less than in fourth quarter 2013. The average net charge-off rate in the fourth quarter fell to 0.48%, from 0.62% a year earlier. This is the lowest fourth quarter NCO rate since 2006.

The Noncurrent Loan Rate Falls Below 2%

The amount of loans that were noncurrent (90 days or more past due or in nonaccrual status) declined for the 19th quarter in a row. During the three months ended December 31, noncurrent loan balances fell by $9.2 billion (5.4%). The biggest improvements occurred in real estate loan portfolios. Noncurrent residential mortgage balances fell by $5.3 billion (4.9%) during the quarter, while noncurrent nonfarm nonresidential real estate loans declined by $1.6 billion (9.4%), and noncurrent real estate construction and development loan balances declined by $887 million (15.1%). The percentage of total loans and leases that were noncurrent fell from 2.11% to 1.96% during the quarter. This is the first time since the end of first quarter 2008 that the noncurrent rate has been below 2%.

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

Large Denomination Deposits Continue to Lead Growth in Liabilities

Deposits increased by $167.3 billion (1.4%) in the fourth quarter, as balances in domestic offices rose by $195.2 billion (1.9%), and deposits in foreign offices fell by $27.9 billion (2%). Most of the growth in domestic deposits occurred in accounts with balances greater than $250,000. Balances in these large denomination accounts increased by $158.9 billion (3.1%), while balances in domestic accounts of less than $250,000 rose by $50.3billion (1%). Time deposits posted their largest quarterly increase since third quarter 2008, rising by $96.8 billion (6%). Nondeposit liabilities increased by $22.5 billion (1.1%), as banks increased their Federal Home Loan Bank advances by $21.1 billion (4.8%).

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

Critical Accounting Policies

The discussion contained in this Item 2 and other disclosures included within this report are based, in part, on the Company’s audited December 31, 2014 consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Goodwill

Goodwill arose in connection with two acquisitions. For the purposes of goodwill impairment testing, determination of the fair value of the reporting units involves the use of significant estimates and assumptions.   Through March 31, 2015, no conditions indicated impairment has incurred. The next annual test will be performed in the fourth quarter of 2015. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used at the time of that evaluation.

Income Statement Review for the Three Months ended March 31, 2015

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2015 and 2014:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2015			2014

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$91,417	$1,016	4.44%	$83,388	$959	4.60%
Agricultural	74,025	865	4.68%	72,178	871	4.83%
Real estate	479,311	5,351	4.47%	390,850	4,396	4.50%
Consumer and other	16,091	168	4.17%	12,779	185	5.79%

Total loans (including fees)	660,844	7,400	4.48%	559,195	6,411	4.59%

Investment securities
Taxable	272,519	1,566	2.30%	293,804	1,763	2.40%
Tax-exempt 2	264,869	2,286	3.45%	295,074	2,574	3.49%
Total investment securities	537,388	3,852	2.87%	588,878	4,337	2.95%

Interest bearing deposits with banks and federal funds sold	53,863	93	0.69%	41,782	73	0.70%

Total interest-earning assets	1,252,095	$11,345	3.62%	1,189,855	$10,821	3.64%

Noninterest-earning assets	64,817			55,326

TOTAL ASSETS	$1,316,912			$1,245,181

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months ended March 31,

	2015			2014

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$628,094	$267	0.17%	$612,752	$296	0.19%
Time deposits > $100,000	91,179	208	0.91%	96,000	245	1.02%
Time deposits < $100,000	145,100	287	0.79%	144,045	351	0.98%
Total deposits	864,373	762	0.35%	852,797	892	0.42%
Other borrowed funds	94,217	338	1.44%	71,490	294	1.65%

Total Interest-bearing liabilities	958,590	1,100	0.46%	924,287	1,186	0.51%

Noninterest-bearing liabilities
Demand deposits	194,239			169,427
Other liabilities	6,817			5,869

Stockholders' equity	157,266			145,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,316,912			$1,245,181

Net interest income		$10,245	3.27%		$9,635	3.24%

Spread Analysis
Interest income/average assets	$11,345	3.45%		$10,821	3.48%
Interest expense/average assets	$1,100	0.33%		$1,186	0.38%
Net interest income/average assets	$10,245	3.11%		$9,635	3.10%

Net Interest Income

For the three months ended March 31, 2015 and 2014, the Company's net interest margin adjusted for tax exempt income was 3.27% and 3.24%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2015 totaled $9,445,000 compared to $8,734,000 for the three months ended March 31, 2014.

For the three months ended March 31, 2015, interest income increased $626,000, or 6.3%, when compared to the same period in 2014. The increase from 2014 was primarily attributable higher average balance of loans, offset in part by lower average balances of investment securities. The higher average balances of loans were due primarily to increased loan demand and the Acquisition. The lower average balance of investments securities is due primarily to fund the loan growth.

Interest expense decreased $86,000, or 7.2%, for the three months ended March 31, 2015 when compared to the same period in 2014. The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits. The lower rates were due primarily to continued low market interest rates.

Provision for Loan Losses

The Company’s provision for loan losses was $77,000 and $39,000 for the three months ended March 31, 2015 and 2014, respectively. Net loan recoveries were $10,000 and net loan charge-offs were $43,000 for the three months ended March 31, 2015 and 2014, respectively.

Noninterest Income and Expense

Noninterest income decreased $1,180,000 for the three months ended March 31, 2015 compared to the same period in 2014. The decrease in noninterest income is primarily due to a gain on the sale of premises and equipment in 2014 with no corresponding gain in 2015. Excluding this gain, noninterest income increased $77,000, or 4.6%. This increase was primarily due to gain on the sale of loans held for sale and merchant and card fees, offset in part by a decrease in securities gains. The increase in the gain on the sale of loans held for sale is due to increased secondary market volume. The increase in merchant and card income is due primarily to the Acquisition.

Noninterest expense increased $810,000 or 15.2% for the three months ended March 31, 2015 compared to the same period in 2014 primarily as a result of increased salaries and benefits, data processing costs and other real estate owned expenses. The increase in salaries and benefits and data processing was mainly the result of the Acquisition. The increase in other real estate owned expenses was due to costs incurred to maintain properties and losses on the sale of the properties.

Income Taxes

The provision for income taxes expense for the three months ended March 31, 2015 and 2014 was $1,360,000 and $1,785,000, representing an effective tax rate of 27% and 28%, respectively. The decrease in the effective rate is due primarily to the impact of the one-time gain on premises and equipment in 2014.

Balance Sheet Review

As of March 31, 2015, total assets were $1,344,731,000, a $43,701,000 increase compared to December 31, 2014. The increase in assets was in the interest bearing deposits in financial institutions and securities available-for-sale. The increase in assets was funded primarily by increases in deposits and securities sold under agreements to repurchase.

Investment Portfolio

The investment portfolio totaled $554,650,000 as of March 31, 2015, an increase of $12,147,000 or 2.2% from the December 31, 2014 balance of $542,502,000. The increase in the investment portfolio was primarily due to purchases of U.S. government agencies and an increase in the unrealized gain on securities, offset in part by pay downs of U.S. government mortgage-backed securities.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of March 31, 2015, gross unrealized losses of $715,000, are considered to be temporary in nature due to the interest rate environment of 2015 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At March 31, 2015, the Company’s investment securities portfolio included securities issued by 317 government municipalities and agencies located within 25 states with a fair value of $284.0 million. At December 31, 2014, the Company’s investment securities portfolio included securities issued by 314 government municipalities and agencies located within 25 states with a fair value of $281.8 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of March 31, 2015 was $5.4 million (approximately 1.9% of the fair value of the governmental municipalities and agencies) represented by the Urbandale, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of March 31, 2015 and December 31, 2014 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2015		2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$78,611	$79,801	$75,879	$76,857
Texas	10,830	11,094	10,352	10,537
Minnesota	8,776	8,925	8,797	8,932
Other (2015: 18 states; 2014: 18 states)	37,648	38,355	31,028	31,549

Total general obligation bonds	$135,865	$138,175	$126,056	$127,875

Revenue bonds:
Iowa	$134,747	$137,869	$134,683	$137,250
Other (2015: 9 states; 2014: 11 states)	7,917	7,989	9,212	9,261

Total revenue bonds	$142,664	$145,858	$143,895	$146,511

Total obligations of states and political subdivisions	$278,529	$284,033	$269,951	$274,386

As of March 31, 2015 and December 31, 2014, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 9 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (Dollars in thousands)

	2015		2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$86,296	$88,712	$86,386	$88,449
College and universities, primarily dormitory revenues	14,208	14,406	14,005	14,108
Water	11,632	11,725	12,155	12,191
Leases	9,230	9,281	9,551	9,599
Electric	7,348	7,585	7,357	7,578
Other	13,950	14,149	14,441	14,586

Total revenue bonds by revenue source	$142,664	$145,858	$143,895	$146,511

Loan Portfolio

The loan portfolio, net of the allowance for loan losses of $8,926,000, totaled $660,790,000 as of March 31, 2015, an increase of $2,349,000, or 0.4%, from the December 31, 2014 balance of $658,441,000. The increase in the loan portfolio is primarily due increased loan volume in the one-to-four family, commercial and agricultural real estate portfolios, offset by payments received in the agricultural operating portfolio.

Deposits

Deposits totaled $1,082,790,000 as of March 31, 2015, an increase of $30,667,000, or 2.9%, from the December 31, 2014 balance of $1,052,123,000. The increase in deposits was primarily due to increases in commercial NOW accounts and retail, commercial and public money market accounts, offset in part by decreases in time deposits.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $58,801,000 as of March 31, 2015, an increase of $7,536,000, or 14.7%, from the December 31, 2014 balance of $51,265,000. The increase was primarily related to a commercial customer transferring funds to a repurchase account from commercial checking account and an increase in an existing commercial customer’s repurchase account balance.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2014.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2015 totaled $660,790,000 compared to $658,441,000 as of December 31, 2014. Net loans comprise 49.1% of total assets as of March 31, 2015. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.36% at March 31, 2015, as compared to 0.37% at December 31, 2014 and 0.34% at March 31, 2014. The Company’s level of problem loans as a percentage of total loans at March 31, 2015 of 0.36% is lower than the Company’s peer group (343 bank holding companies with assets of $1 billion to $3 billion) of 1.04% as of December 31, 2014.

Impaired loans, net of specific reserves, totaled $2,054,000 as of March 31, 2015 and were relatively unchanged as compared to the impaired loans of $2,070,000 as of December 31, 2014 and $1,434,000 as of March 31, 2014. The impaired loans as of March 31, 2015 include credit deteriorated loans from the Acquisition, offset by credit improvements and payments received on other impaired loans during the twelve months ended March 31, 2015.

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

The Company had TDRs of $1,043,000 as of March 31, 2015, of which all were included in impaired loans and on nonaccrual status. The Company had TDRs of $1,129,000 as of December 31, 2014, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognizes impairment through the allowance. The Company had no charge-off related to TDRs for the three months ended March 31, 2015 and one charge-offs in the amount of $44,000 for the three months ended March 31, 2014.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. As of March 31, 2015, non-accrual loans totaled $2,381,000 and loans past due 90 days and still accruing totaled $8,000. This compares to non-accrual loans of $2,407,000 and $36,000 loans past due 90 days and still accruing as of December 31, 2014. Other real estate owned totaled $7,366,000 as of March 31, 2015 and $8,436,000 as of December 31, 2014.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2015 was 1.33%, relatively unchanged from 1.32% at December 31, 2014. The allowance for loan losses totaled $8,926,000 and $8,838,000 as of March 31, 2015 and December 31, 2014, respectively. Net recoveries of loans totaled $10,000 for the three month ended March 31, 2015 as compared to net charge-offs of loans of $43,000 for the three months ended March 31, 2014.

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

As of March 31, 2015, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

●     Company Only Cash Flows

●     Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

●     Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of March 31, 2015 and December 31, 2014 totaled $87,154,000 and $55,200,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of March 31, 2015 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $149,312,000, with $14,449,000 of outstanding FHLB advances at March 31, 2015. Federal funds borrowing capacity at correspondent banks was $115,491,000, with no outstanding federal fund purchase balances as of March 31, 2015. The Company had securities sold under agreements to repurchase totaling $58,801,000, term repurchase agreements of $13,000,000 and financing agreements of $9,945,000 as of March 31, 2015.

Total investments as of March 31, 2015 were $554,650,000 compared to $542,502,000 as of December 31, 2014. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2015.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2015 totaled $6,581,000 compared to the $6,507,000 for the three months ended March 31, 2014. The increase of $74,000 in net cash provided by operating activities was primarily due to the gain on the sale of premises in 2014 with no corresponding gain in 2015.

Net cash used in investing activities for the three months ended March 31, 2015 was $41,844,000 and compares to $17,382,000 for the three months ended March 31, 2014. The change in cash used in investing activities of $24,462,000 was primarily due to changes in loans and interest bearing deposits in financial institutions, offset by changes in securities available-for-sale.

Net cash provided by financing activities for the three months ended March 31, 2015 totaled $36,477,000 compared to $17,014,000 for the three months ended March 31, 2014. The increase of $19,463,000 in net cash provided by financing activities was primarily due to an increase in deposits and securities sold under agreements to repurchase. As of March 31, 2015, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. Dividends paid by the Banks to the Company amounted to $1,900,000 for the three months ended March 31, 2015 and 2014. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.20 per share in 2015 from $0.18 per share in 2014.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $8,633,000 as of March 31, 2015 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of March 31, 2015 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2015 totaled $158,646,000 and was higher than the $154,674,000 recorded as of December 31, 2014. The increase in stockholders’ equity was primarily due to net income, reduced by dividends declared and increased by accumulated other comprehensive income. The increase in other comprehensive income is created by 2015 market interest rates trending lower, which resulted in higher fair values in the securities available-for-sale portfolio. At March 31, 2015 and December 31, 2014, stockholders’ equity as a percentage of total assets was 11.80% and 11.89%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of March 31, 2015.

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

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2015 changed significantly when compared to 2014.

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

Nota pplicable

Item 1.A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2014, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of March 31, 2015, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2015.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2015 to January 31, 2015	-	$-	-	100,000

February 1, 2015 to February 28, 2015	-	$-	-	100,000

March 1, 2015 to March 31, 2015	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

DATE: May 7, 2015	AMES NATIONAL CORPORATION By: /s/ Thomas H. Pohlman Thomas H. Pohlman, Chief Executive Officer and President By: /s/ John P. Nelson John P. Nelson, Chief Financial Officer and Vice President

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
-----------	-------------------------------------------------------------------------------------------
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)     These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.