Form 10-Q
period 2015-06-30
AMES NATIONAL CORP
filed 2015-08-06
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer____	Accelerated filer X	Non-accelerated filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at July 31, 2015)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

Cash and due from banks	$26,310,646	$23,730,257
Federal funds sold	-	6,000
Interest bearing deposits in financial institutions	29,685,112	31,463,382
Securities available-for-sale	546,632,788	542,502,381
Loans receivable, net	677,579,651	658,440,998
Loans held for sale	465,000	704,850
Bank premises and equipment, net	16,373,694	15,956,989
Accrued income receivable	7,435,248	7,471,023
Other real estate owned	4,587,683	8,435,885
Deferred income taxes	3,171,778	2,633,177
Core deposit intangible, net	1,507,233	1,730,231
Goodwill	6,732,216	6,732,216
Other assets	1,637,644	1,223,328

Total assets	$1,322,118,693	$1,301,030,717

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$195,469,480	$188,725,609
NOW accounts	298,586,336	298,581,556
Savings and money market	357,110,905	321,700,422
Time, $250,000 and over	33,950,601	36,169,601
Other time	194,261,076	206,946,069
Total deposits	1,079,378,398	1,052,123,257

Securities sold under agreements to repurchase	43,478,402	51,265,011
Federal Home Loan Bank (FHLB) advances	20,030,464	14,467,737
Other borrowings	16,937,903	23,000,000
Dividend payable	1,862,183	1,675,964
Accrued expenses and other liabilities	3,862,105	3,824,330
Total liabilities	1,165,549,455	1,146,356,299

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of June 30, 2015 and December 31, 2014	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	113,977,220	110,701,847
Accumulated other comprehensive income - net unrealized gain on securities available-for-sale	3,091,464	4,472,017
Total stockholders' equity	156,569,238	154,674,418

Total liabilities and stockholders' equity	$1,322,118,693	$1,301,030,717

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Interest income:
Loans, including fees	$7,712,057	$6,576,580	$15,111,747	$12,986,011
Securities:
Taxable	1,566,298	1,851,296	3,132,696	3,614,899
Tax-exempt	1,479,726	1,645,094	2,966,086	3,319,202
Interest bearing deposits and federal funds sold	100,669	72,937	194,047	146,076
Total interest income	10,858,750	10,145,907	21,404,576	20,066,188

Interest expense:
Deposits	768,650	862,691	1,531,046	1,754,701
Other borrowed funds	302,611	303,861	640,774	598,347
Total interest expense	1,071,261	1,166,552	2,171,820	2,353,048

Net interest income	9,787,489	8,979,355	19,232,756	17,713,140

Provision for loan losses	921,513	35,644	998,813	74,875

Net interest income after provision for loan losses	8,865,976	8,943,711	18,233,943	17,638,265

Noninterest income:
Wealth management income	681,347	724,376	1,369,257	1,421,195
Service fees	444,798	410,795	839,357	768,274
Securities gains, net	492,355	-	497,304	135,081
Gain on sale of loans held for sale	285,312	150,526	499,298	249,179
Merchant and card fees	351,879	290,250	666,473	549,639
Gain (loss) on the sale of premises and equipment, net	-	(14,715)	(1,132)	1,242,209
Other noninterest income	151,296	172,740	302,649	314,179
Total noninterest income	2,406,987	1,733,972	4,173,206	4,679,756

Noninterest expense:
Salaries and employee benefits	3,810,977	3,430,736	7,535,911	6,722,188
Data processing	704,596	595,570	1,369,131	1,166,920
Occupancy expenses, net	467,509	349,588	993,596	818,808
FDIC insurance assessments	167,274	163,352	350,270	325,696
Professional fees	312,732	348,441	605,170	630,888
Business development	232,088	215,616	464,932	423,477
Other real estate owned expense, net	562,147	19,006	710,210	19,710
Core deposit intangible amortization	109,375	61,000	222,998	126,748
Other operating expenses, net	325,454	225,798	578,791	503,774
Total noninterest expense	6,692,152	5,409,107	12,831,009	10,738,209

Income before income taxes	4,580,811	5,268,576	9,576,140	11,579,812

Provision for income taxes	1,216,001	1,413,653	2,576,401	3,198,798

Net income	$3,364,810	$3,854,923	$6,999,739	$8,381,014

Basic and diluted earnings per share	$0.36	$0.41	$0.75	$0.90

Dividends declared per share	$0.20	$0.18	$0.40	$0.36

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$3,364,810	$3,854,923	$6,999,739	$8,381,014
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(5,188,994)	4,695,686	(1,694,048)	8,372,660
Less: reclassification adjustment for gains realized in net income	492,355	-	497,304	135,081
Other comprehensive income (losses) before tax	(5,681,349)	4,695,686	(2,191,352)	8,237,579
Tax effect related to other comprehensive income (loss)	2,102,102	(1,737,406)	810,799	(3,047,905)
Other comprehensive income (loss), net of tax	(3,579,247)	2,958,280	(1,380,553)	5,189,674
Comprehensive income (loss)	$(214,437)	$6,813,203	$5,619,186	$13,570,688

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

Six Months Ended June 30, 2015 and 2014

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2013	$18,865,830	$22,651,222	$102,154,498	$451,132	$(2,016,498)	$142,106,184
Net income	-	-	8,381,014	-	-	8,381,014
Other comprehensive income	-	-	-	5,189,674	-	5,189,674
Cash dividends declared, $0.36 per share	-	-	(3,351,928)	-	-	(3,351,928)
Balance, June 30, 2014	$18,865,830	$22,651,222	$107,183,584	$5,640,806	$(2,016,498)	$152,324,944

Balance, December 31, 2014	$18,621,826	$20,878,728	$110,701,847	$4,472,017	$-	$154,674,418
Net income	-	-	6,999,739	-	-	6,999,739
Other comprehensive (loss)	-	-	-	(1,380,553)	-	(1,380,553)
Cash dividends declared, $0.40 per share	-	-	(3,724,366)	-	-	(3,724,366)
Balance, June 30, 2015	$18,621,826	$20,878,728	$113,977,220	$3,091,464	$-	$156,569,238

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Six Months Ended June 30, 2015 and 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,999,739	$8,381,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	998,813	74,875
Provision for off-balance sheet commitments	30,000	53,000
Amortization, net	1,741,585	2,128,926
Amortization of core deposit intangible asset	222,998	126,748
Depreciation	531,182	376,537
Deferred income taxes	272,200	653,998
Securities gains, net	(497,304)	(135,081)
(Gain) loss on sale of premises and equipment, net	1,132	(1,242,209)
Impairment of other real estate owned	590,453	-
Loss on sale of other real estate owned, net	44,340	2,620
Change in assets and liabilities:
(Increase) decrease in loans held for sale	239,850	(401,527)
Decrease in accrued income receivable	35,775	250,885
(Increase) in other assets	(417,699)	(96,335)
Increase (decrease) in accrued expenses and other liabilities	7,775	(104,347)
Net cash provided by operating activities	10,800,839	10,069,104

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(66,691,223)	(56,828,154)
Proceeds from sale of securities available-for-sale	15,380,232	3,478,851
Proceeds from maturities and calls of securities available-for-sale	43,267,099	40,239,443
Net (increase) decrease in interest bearing deposits in financial institutions	1,778,270	(2,798,645)
Decrease in federal funds sold	6,000	-
Net (increase) decrease in loans	(19,761,533)	14,438,281
Net proceeds from the sale of other real estate owned	3,243,022	19,195
Net proceeds from the sale of bank premises and equipment	-	1,746,444
Purchase of bank premises and equipment, net	(945,636)	(88,614)
Other	-	(2,750)
Net cash provided by (used in) investing activities	(23,723,769)	204,051

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	27,327,445	(29,157,946)
Increase (decrease) in securities sold under agreements to repurchase	(7,786,609)	21,534,999
Payments on FHLB borrowings and other borrowings	(6,099,370)	(36,105)
Proceeds from short-term FHLB borrowings, net	5,600,000	-
Dividends paid	(3,538,147)	(3,165,710)
Net cash provided by (used in) financing activities	15,503,319	(10,824,762)

Net increase (decrease) in cash and due from banks	2,580,389	(551,607)

CASH AND DUE FROM BANKS
Beginning	23,730,257	24,270,031
Ending	$26,310,646	$23,718,424

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

Six Months Ended June 30, 2015 and 2014

	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,317,338	$2,483,903
Income taxes	2,921,262	2,700,776

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$29,613	$86,610

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and six months ended June 30, 2015 and 2014 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At June 30, 2015, Company management has performed a goodwill impairment analysis and determined goodwill was not impaired.

2.	Branch Acquisition

On August 29, 2014, First National Bank (FNB) completed the purchase of three bank branches of First Bank located in West Des Moines and Johnston, Iowa (the “Acquisition”). The Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share.  The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the September 30, 2014 financial statements as such.  These branches were purchased for cash consideration of $4.1 million.  As a result of the Acquisition, the Company recorded a core deposit intangible asset of $1,018,000 and goodwill of $1,131,000. The results of operations for this acquisition have been included since the transaction date of August 29, 2014. The fair value of credit deteriorated purchased loans related to this Acquisition is $1,507,000. These purchased loans are included in the impaired loan category in the financial statements.

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

Loans acquired as deteriorated credit loans are classified as impaired loans.

The core deposit intangible asset is amortized to expense on a declining basis over a period of nine years.  The loan market valuation is accreted to income on a declining basis over a six year period.  The time deposits market valuation is amortized to expense on a declining basis over a two year period.

3.	Dividends

On May 13, 2015, the Company declared a cash dividend on its common stock, payable on August 17, 2015 to stockholders of record as of August 3, 2015, equal to $0.20 per share.

4.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and six months ended June 30, 2015 and 2014 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2015 and December 31, 2014. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2015

U.S. government treasuries	$1,459	$1,459	$-	$-
U.S. government agencies	104,278	-	104,278	-
U.S. government mortgage-backed securities	108,756	-	108,756	-
State and political subdivisions	278,906	-	278,906	-
Corporate bonds	49,220	-	49,220	-
Equity securities, common stock	797	797	-	-
Equity securities, other	3,217	-	3,217	-

	$546,633	$2,256	$544,377	$-

2014

U.S. government treasuries	$1,447	$1,447	$-	$-
U.S. government agencies	87,307	-	87,307	-
U.S. government mortgage-backed securities	120,985	-	120,985	-
State and political subdivisions	281,776	-	281,776	-
Corporate bonds	47,320	-	47,320	-
Equity securities, common stock	758	758	-	-
Equity securities, other	2,909	-	2,909	-

	$542,502	$2,205	$540,297	$-

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the six months ended June 30, 2015.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of June 30, 2015 and December 31, 2014. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2015

Loans receivable	$664	$-	$-	$664
Other real estate owned	4,588	-	-	4,588

Total	$5,252	$-	$-	$5,252

2014

Loans receivable	$692	$-	$-	$692
Other real estate owned	8,436	-	-	8,436

Total	$9,128	$-	$-	$9,128

Loans Receivable: Loans in the tables above consist of impaired credits held for investment. In accordance with the loan impairment guidance, impairment was measured based on the fair value of collateral less estimated selling costs for collateral dependent loans. Fair value for impaired loans is based upon appraised values of collateral adjusted for trends observed in the market. A valuation allowance was recorded for the excess of the loan’s recorded investment over the amounts determined by the collateral value method. This valuation allowance is a component of the allowance for loan losses. The Company considers these fair value measurements as level 3.

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer, with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, with any impairment amount recorded as a noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $4,286,000 as of June 30, 2015 and $6,389,000 as of December 31, 2014. The Company considers these fair values level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 are as follows: (in thousands)

	2015
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$664	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$4,588	Appraisal	Appraisal adjustment	3%	-	10%	(6%)

	2014
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$692	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$8,436	Appraisal	Appraisal adjustment	4%	-	10%	(7%)

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

The following disclosures represent financial instruments in which the ending balances at June 30, 2015 and December 31, 2014 are not carried at fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments as described above as of June 30, 2015 and December 31, 2014 are as follows: (in thousands)

	2015			2014
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$26,311	$26,311	$23,730	$23,730
Federal funds sold	Level 1	-	-	6	6
Interest bearing deposits	Level 1	29,685	29,685	31,463	31,463
Securities available-for-sale	See previous table	546,633	546,633	542,502	542,502
Loans receivable, net	Level 2	677,580	676,075	658,441	656,896
Loans held for sale	Level 2	465	465	705	705
Accrued income receivable	Level 1	7,435	7,435	7,471	7,471
Financial liabilities:
Deposits	Level 2	$1,079,378	$1,080,984	$1,052,123	$1,052,082
Securities sold under agreements to repurchase	Level 1	43,478	43,478	51,265	51,265
FHLB advances	Level 2	20,030	20,776	14,468	15,281
Other borrowings	Level 2	16,938	18,054	23,000	24,339
Accrued interest payable	Level 1	463	463	536	536

The methodologies used to determine fair value as of June 30, 2015 did not change from the methodologies described in the December 31, 2014 Annual Financial Statements.

7.	Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of June 30, 2015 and December 31, 2014 are summarized below: (in thousands)

2015:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$1,438	$21	$-	$1,459
U.S. government agencies	104,116	769	(607)	104,278
U.S. government mortgage-backed securities	106,492	2,356	(92)	108,756
State and political subdivisions	276,133	3,865	(1,092)	278,906
Corporate bonds	49,700	299	(779)	49,220
Equity securities, common stock	630	167	-	797
Equity securities, other	3,217	-	-	3,217
	$541,726	$7,477	$(2,570)	$546,633

2014:

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$1,431	$16	$-	$1,447
U.S. government agencies	86,997	822	(512)	87,307
U.S. government mortgage-backed securities	118,349	2,744	(108)	120,985
State and political subdivisions	277,328	5,097	(649)	281,776
Corporate bonds	47,760	471	(911)	47,320
Equity securities, common stock	630	128	-	758
Equity securities, other	2,909	-	-	2,909
	$535,404	$9,278	$(2,180)	$542,502

The proceeds, gains and losses from securities available-for-sale are summarized as follows: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Proceeds from sales of securities available-for-sale	$14,863	$-	$15,380	$3,479
Gross realized gains on securities available-for-sale	492	-	497	135
Gross realized losses on securities available-for-sale	-	-	-	-
Tax provision applicable to net realized gains on securities available-for-sale	183	-	185	50

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of June 30, 2015 and December 31, 2014 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2015:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$40,670	$(426)	$6,743	$(181)	$47,413	$(607)
U.S. government mortgage-backed securities	16,842	(92)	-	-	16,842	(92)
State and political subdivisions	79,675	(922)	8,056	(170)	87,731	(1,092)
Corporate bonds	21,726	(289)	14,742	(490)	36,468	(779)
	$158,913	$(1,729)	$29,541	$(841)	$188,454	$(2,570)

	Less than 12 Months		12 Months or More		Total
2014:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$14,016	$(64)	$17,523	$(448)	$31,539	$(512)
U.S. government mortgage-backed securities	6,934	(20)	16,123	(88)	23,057	(108)
State and political subdivisions	45,618	(252)	24,880	(397)	70,498	(649)
Corporate bonds	8,937	(73)	20,724	(838)	29,661	(911)
	$75,505	$(409)	$79,250	$(1,771)	$154,755	$(2,180)

Gross unrealized losses on debt securities totaled $2,570,000 as of June 30, 2015. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

8.	Loans Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and six months ended June 30, 2015 and 2014 is as follows: (in thousands)

	Three Months Ended June 30, 2015
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2015	$536	$1,752	$3,238	$769	$1,137	$1,297	$197	$8,926
Provision for loan losses	272	64	352	43	126	41	24	922
Recoveries of loans charged-off	15	16	-	-	-	-	5	36
Loans charged-off	-	(6)	-	-	-	-	(6)	(12)
Balance, June 30, 2015	$823	$1,826	$3,590	$812	$1,263	$1,338	$220	$9,872

	Six Months Ended June 30, 2015
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2014	$495	$1,648	$3,214	$737	$1,247	$1,312	$186	$8,839
Provision for loan losses	308	164	376	75	15	27	34	999
Recoveries of loans charged-off	20	20	-	-	1	1	6	48
Loans charged-off	-	(6)	-	-	-	(2)	(6)	(14)
Balance, June 30, 2015	$823	$1,826	$3,590	$812	$1,263	$1,338	$220	$9,872

	Three Months Ended June 30, 2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2014	$440	$1,540	$3,199	$731	$1,405	$1,107	$146	$8,568
Provision (credit) for loan losses	74	63	(55)	(37)	(24)	(1)	16	36
Recoveries of loans charged-off	-	3	-	-	15	-	6	24
Loans charged-off	-	(103)	-	-	-	-	(8)	(111)
Balance, June 30, 2014	$514	$1,503	$3,144	$694	$1,396	$1,106	$160	$8,517

	Six Months Ended June 30, 2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2013	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572
Provision (credit) for loan losses	122	81	(86)	8	(55)	(59)	64	75
Recoveries of loans charged-off	-	7	-	-	16	-	11	34
Loans charged-off	-	(108)	-	-	-	-	(56)	(164)
Balance, June 30, 2014	$514	$1,503	$3,144	$694	$1,396	$1,106	$160	$8,517

Allowance for loan losses disaggregated on the basis of impairment analysis method as of June 30, 2015 and December 31, 2014 is as follows: (in thousands)

2015		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$238	$27	$-	$50	$-	$-	$315
Collectively evaluated for impairment	823	1,588	3,563	812	1,213	1,338	220	9,557
Balance June 30, 2015	$823	$1,826	$3,590	$812	$1,263	$1,338	$220	$9,872

2014		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$244	$33	$-	$60	$-	$-	$337
Collectively evaluated for impairment	495	1,524	3,181	737	1,067	1,312	186	8,502
Balance December 31, 2014	$495	$1,768	$3,214	$737	$1,127	$1,312	$186	$8,839

Loans receivable disaggregated on the basis of impairment analysis method as of June 30, 2015 and December 31, 2014 is as follows (in thousands):

2015		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$101	$955	$697	$-	$242	$11	$6	$2,012
Collectively evaluated for impairment	53,719	120,453	250,848	63,272	100,666	77,887	18,672	685,517

Balance June 30, 2015	$53,820	$121,408	$251,545	$63,272	$100,908	$77,898	$18,678	$687,529

2014		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$195	$811	$833	$-	$540	$19	$9	$2,407
Collectively evaluated for impairment	35,821	121,966	256,221	57,449	92,163	85,590	15,754	664,964

Balance December 31, 2014	$36,016	$122,777	$257,054	$57,449	$92,703	$85,609	$15,763	$667,371

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

The following is a recap of impaired loans, on a disaggregated basis, as of June 30, 2015 and December 31, 2014: (in thousands)

	2015			2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$101	$181	$-	$195	$346	$-
Real estate - 1 to 4 family residential	201	204	-	24	29	-
Real estate - commercial	545	1,101	-	675	1,204	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	169	251	-	456	535	-
Agricultural	11	13	-	19	19	-
Consumer and other	6	6	-	9	6	-
Total loans with no specific reserve:	1,033	1,756	-	1,378	2,139	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	754	881	238	787	903	244
Real estate - commercial	152	157	27	158	158	33
Real estate - agricultural	-	-	-	-	-	-
Commercial	73	73	50	84	84	60
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total loans with specific reserve:	979	1,111	315	1,029	1,145	337

Total
Real estate - construction	101	181	-	195	346	-
Real estate - 1 to 4 family residential	955	1,085	238	811	932	244
Real estate - commercial	697	1,258	27	833	1,362	33
Real estate - agricultural	-	-	-	-	-	-
Commercial	242	324	50	540	619	60
Agricultural	11	13	-	19	19	-
Consumer and other	6	6	-	9	6	-

	$2,012	$2,867	$315	$2,407	$3,284	$337

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2015 and 2014: (in thousands)

	Three Months Ended June 30,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$145	$77	$461	$-
Real estate - 1 to 4 family residential	160	-	66	-
Real estate - commercial	568	-	43	177
Real estate - agricultural	-	-	-	-
Commercial	314	-	38	-
Agricultural	11	-	19	-
Consumer and other	4	1	11	-
Total loans with no specific reserve:	1,202	78	638	177

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	766	-	308	-
Real estate - commercial	154	-	103	-
Real estate - agricultural	-	-	-	-
Commercial	76	-	546	70
Agricultural	-	-	4	-
Consumer and other	-	-	3	-
Total loans with specific reserve:	996	-	964	70

Total
Real estate - construction	145	77	461	-
Real estate - 1 to 4 family residential	926	-	374	-
Real estate - commercial	722	-	146	177
Real estate - agricultural	-	-	-	-
Commercial	390	-	584	70
Agricultural	11	-	23	-
Consumer and other	4	1	14	-

	$2,198	$78	$1,602	$247

	Six Months Ended June 30,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$162	$77	$477	$-
Real estate - 1 to 4 family residential	115	-	205	5
Real estate - commercial	603	-	189	206
Real estate - agricultural	-	-	-	-
Commercial	361	3	39	-
Agricultural	14	-	19	-
Consumer and other	6	2	28	-
Total loans with no specific reserve:	1,261	82	957	211

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	773	-	305	-
Real estate - commercial	155	-	84	-
Real estate - agricultural	-	-	-	-
Commercial	78	-	622	70
Agricultural	-	-	4	-
Consumer and other	-	-	2	-
Total loans with specific reserve:	1,006	-	1,017	70

Total
Real estate - construction	162	77	477	-
Real estate - 1 to 4 family residential	888	-	510	5
Real estate - commercial	758	-	273	206
Real estate - agricultural	-	-	-	-
Commercial	439	3	661	70
Agricultural	14	-	23	-
Consumer and other	6	2	30	-

	$2,267	$82	$1,974	$281

The interest foregone on nonaccrual loans for the three months ended June 30, 2015 and 2014 was approximately $43,000 and $25,000, respectively. The interest foregone on nonaccrual loans for the six months ended June 30, 2015 and 2014 was approximately $87,000 and $61,000, respectively

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $929,000 as of June 30, 2015, of which all were included in impaired loans and nonaccrual loans. The Company had TDRs of $1,129,000 as of December 31, 2014, all of which were included in impaired and nonaccrual loans.

The following tables sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three and six months ended June 30, 2015 and 2014: (dollars in thousands)

Three Months Ended June 30,
	2015			2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	-	$-	$-	-	$-	$-

	Six Months Ended June 30,
	2015			2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	1	43	43
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	1	19	19
Consumer and other	-	-	-	1	6	6

	-	$-	$-	3	$68	$68

The Company did not grant any concessions on any loans experiencing financial difficulties during the three and six months ended June 30, 2015.

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

No TDR loan modified during the twelve months ended June 30, 2015 had a payment default. One TDR loan modified during the twelve months ended June 30, 2014 had a payment default. This modified TDR loan had a balance as of June 30, 2014 of $94,000.

There were no charge-offs related to TDRs for the six months ended June 30, 2015. There was one charge-off related to a TDR for the six months ended June 30, 2014 in the amount of $44,000. For the six months ended June 30, 2014, the specific reserves were reduced by $100,000 as a result of one TDR that is no longer considered impaired.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2015 and December 31, 2014, is as follows: (in thousands)

2015		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$117	$-	$117	$53,703	$53,820	$-
Real estate - 1 to 4 family residential	1,954	177	2,131	119,277	121,408	35
Real estate - commercial	60	45	105	251,440	251,545	-
Real estate - agricultural	-	-	-	63,272	63,272	-
Commercial	212	211	423	100,485	100,908	-
Agricultural	270	-	270	77,628	77,898	-
Consumer and other	368	9	377	18,301	18,678	2

	$2,981	$442	$3,423	$684,106	$687,529	$37

2014		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$64	$-	$64	$35,952	$36,016	$-
Real estate - 1 to 4 family residential	888	57	945	121,832	122,777	36
Real estate - commercial	467	45	512	256,542	257,054	-
Real estate - agricultural	28	-	28	57,421	57,449	-
Commercial	264	84	348	92,355	92,703	-
Agricultural	-	-	-	85,609	85,609	-
Consumer and other	63	-	63	15,700	15,763	-

	$1,774	$186	$1,960	$665,411	$667,371	$36

The credit risk profile by internally assigned grade, on a disaggregated basis, as of June 30, 2015 and December 31, 2014 is as follows: (in thousands)

2015	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$47,620	$219,719	$56,647	$87,036	$70,344	$481,366
Watch	4,211	17,862	6,398	11,325	7,251	47,047
Special Mention	-	400	-	438	81	919
Substandard	1,888	12,867	227	1,867	211	17,060
Substandard-Impaired	101	697	-	242	11	1,051

	$53,820	$251,545	$63,272	$100,908	$77,898	$547,443

2014	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$30,055	$223,775	$51,024	$79,117	$78,387	$462,358
Watch	3,893	18,617	6,275	10,086	6,827	45,698
Special Mention	-	1,296	88	585	-	1,969
Substandard	1,873	12,532	62	2,376	395	17,238
Substandard-Impaired	195	834	-	539	-	1,568

	$36,016	$257,054	$57,449	$92,703	$85,609	$528,831

The credit risk profile based on payment activity, on a disaggregated basis, as of June 30, 2015 and December 31, 2014 is as follows:

2015	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$120,406	$18,670	$139,076
Non-performing	1,002	8	1,010

	$121,408	$18,678	$140,086

2014	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$121,928	$15,756	$137,684
Non-performing	849	7	856

	$122,777	$15,763	$138,540

9.	Other Real Estate Owned

The following table provides the composition of other real estate owned as of June 30, 2015 and December 31, 2014: (in thousands)

	2015	2014

Construction and land development	$2,933	$5,385
1 to 4 family residential real estate	824	1,270
Commercial real estate	831	1,781

	$4,588	$8,436

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

In conjunction with the Acquisition of the three bank branches in 2014, the Company recorded $1.0 million in core deposit intangible assets. The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets at June 30, 2015 and December 31, 2014: (in thousands)

	2015		2014
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518	$1,011	$2,518	$788

The weighted average life of the core deposit intangible is 3 years as of June 30, 2015 and December 31, 2014.

The following sets forth the activity related to core deposit intangible assets for the three and six months ended June 30, 2015 and 2014: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Beginning core deposit intangible, net	$1,617	$964	$1,730	$1,029
Amortization	(110)	(61)	(223)	(126)

Ending core deposit intangible, net	$1,507	$903	$1,507	$903

Estimated remaining amortization expense on core deposit intangible for the years ending is as follows: (in thousands)

2015	$198
2016	354
2017	299
2018	251
2019	127
2020	71
After	207

$1,507

12.	Secured Borrowings

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of June 30, 2015 and December 31, 2014: (in thousands)

	2015			2014
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$1,462	$-	$1,462	$1,447	$-	$1,447
U.S. government agencies	47,837	-	47,837	46,880	-	46,880
U.S. government mortgage-backed securities	44,931	-	44,931	51,472	-	51,472

Total	$94,230	$-	$94,230	$99,799	$-	$99,799

Term repurchase agreements:
U.S. government agencies	$-	$14,516	$14,516	$-	$12,151	$12,151
U.S. government mortgage-backed securities	-	1,460	1,460	-	1,771	1,771

Total	$-	$15,976	$15,976	$-	$13,922	$13,922

Total borrowings	$94,230	$15,976	$110,206	$99,799	$13,922	$113,721

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

13.	Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2015:
Total capital (to risk-weighted assets):
Consolidated	$156,667	16.8%	$74,549	8.0%	N/A	N/A
Boone Bank & Trust	14,257	16.4	6,956	8.0	$8,695	10.0%
First National Bank	72,148	14.8	39,081	8.0	48,851	10.0
Reliance State Bank	23,448	14.2	13,180	8.0	16,475	10.0
State Bank & Trust	19,159	16.2	9,472	8.0	11,840	10.0
United Bank & Trust	14,339	21.4	5,360	8.0	6,700	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$146,216	15.7%	$55,912	6.0%	N/A	N/A
Boone Bank & Trust	13,298	15.3	5,217	6.0	$6,956	8.0%
First National Bank	67,185	13.8	29,311	6.0	39,081	8.0
Reliance State Bank	21,658	13.2	9,885	6.0	13,180	8.0
State Bank & Trust	17,677	14.9	7,104	6.0	9,472	8.0
United Bank & Trust	13,578	20.3	4,020	6.0	5,360	8.0

Tier 1 capital (to average-weighted assets):
Consolidated	$146,216	11.1%	$52,883	4.0%	N/A	N/A
Boone Bank & Trust	13,298	9.9	5,381	4.0	$6,726	5.0%
First National Bank	67,185	9.4	28,577	4.0	35,721	5.0
Reliance State Bank	21,658	10.4	8,307	4.0	10,384	5.0
State Bank & Trust	17,677	11.0	6,445	4.0	8,056	5.0
United Bank & Trust	13,578	12.5	4,358	4.0	5,447	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$146,216	15.7%	$41,934	4.5%	N/A	N/A
Boone Bank & Trust	13,298	15.3	3,913	4.5	$5,651	6.5%
First National Bank	67,185	13.8	21,983	4.5	31,753	6.5
Reliance State Bank	21,658	13.2	7,414	4.5	10,709	6.5
State Bank & Trust	17,677	14.9	5,328	4.5	7,696	6.5
United Bank & Trust	13,578	20.3	3,015	4.5	4,355	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014:
Total capital (to risk-weighted assets):
Consolidated	$151,146	16.6%	$72,879	8.0%	N/A	N/A
Boone Bank & Trust	13,948	15.7	7,123	8.0	$8,904	10.0%
First National Bank	69,174	14.7	37,568	8.0	46,960	10.0
Reliance State Bank	21,727	13.2	13,166	8.0	16,457	10.0
State Bank & Trust	18,708	15.8	9,485	8.0	11,856	10.0
United Bank & Trust	14,089	21.3	5,295	8.0	6,618	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$141,739	15.6%	$36,440	4.0%	N/A	N/A
Boone Bank & Trust	13,084	14.7	3,562	4.0	$5,342	6.0%
First National Bank	65,112	13.9	18,784	4.0	28,176	6.0
Reliance State Bank	19,966	12.1	6,583	4.0	9,874	6.0
State Bank & Trust	17,224	14.5	4,742	4.0	7,113	6.0
United Bank & Trust	13,313	20.1	2,647	4.0	3,971	6.0

Tier 1 capital (to average-weighted assets):
Consolidated	$141,739	11.0%	$51,604	4.0%	N/A	N/A
Boone Bank & Trust	13,084	9.8	5,325	4.0	$6,656	5.0%
First National Bank	65,112	9.4	27,671	4.0	34,589	5.0
Reliance State Bank	19,966	9.6	8,321	4.0	10,402	5.0
State Bank & Trust	17,224	10.9	6,318	4.0	7,898	5.0
United Bank & Trust	13,313	12.3	4,315	4.0	5,394	5.0

The June 30, 2015 capital ratios are calculated under the Basel III capital rules that became effective on January 1, 2015. Capital ratios prior to January 1, 2015 were calculated under the prompt corrective capital rules that were in effect for those periods.

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

The June 30, 2015 table above includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and the Banks are sufficient to meet the fully phased-in conservation buffer.

14.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after June 30, 2015, but prior to August 6, 2015, that provided additional evidence about conditions that existed at June 30, 2015. There were no other significant events or transactions that provided evidence about conditions that did not exist at June 30, 2015.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and Banks; (iii) fees on wealth management services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks and (v) Merchant and card fees. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) provision for loan losses; (iii) salaries and employee benefits; (iv) data processing costs associated with maintaining the Banks’ loan and deposit functions; (v) occupancy expenses for maintaining the Bank’s facilities; and (vi) other real estate owned expenses. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

On August 29, 2014, First National purchased substantially all of the assets, including loans, and assumed substantially all of the liabilities, including deposit accounts, of First Bank, an Iowa state charted bank located in West Des Moines, Iowa, for $4.1 million. First National operates all three bank offices previously operated by First Bank in West Des Moines, Iowa and Johnston, Iowa.

The Company had net income of $3,365,000, or $0.36 per share, for the three months ended June 30, 2015, compared to net income of $3,855,000, or $0.41 per share, for the three months ended June 30, 2014. Total equity capital as of June 30, 2015 totaled $156.6 million or 11.8% of total assets.

The decrease in quarterly earnings can be primarily attributed to the provision for loan losses and other real estate owned expenses, offset by an increase in loan interest income and gain on the sale of securities.

Net loan recoveries totaled $24,000 for the three months ended June 30, 2015 and net loan charge-offs totaled $87,000 for the three months ended June 30, 2014. The provision for loan losses totaled $922,000 and $36,000 for the three months ended June 30, 2015 and 2014, respectively.

The Company had net income of $7,000,000, or $0.75 per share, for the six months ended June 30, 2015, compared to net income of $8,381,000, or $0.90 per share, for the six months ended June 30, 2014.

The decrease in earnings can be primarily attributed to the gain on the sale of premises and equipment in 2014 with no corresponding gain in 2015, the provision for loan losses, salaries and benefits and other real estate owned expenses, offset in part by an increase in loan interest income.

Net loan recoveries totaled $34,000 for the six months ended June 30, 2015 and net loan charge-offs totaled $130,000 for the six months ended June 30, 2014. The provision for loan losses totaled $999,000 and $75,000 for the six months ended June 30, 2015 and 2014, respectively.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 6,419 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	6 Months
	Ended	Ended	3 Months Ended		Years Ended December 31,
	June 30, 2015		March 31, 2015		2014		2013
	Company		Company	Industry *	Company	Industry	Company	Industry

Return on assets	1.01%	1.05%	1.10%	1.02%	1.21%	1.01%	1.14%	1.07%

Return on equity	8.48%	8.86%	9.25%	9.12%	10.09%	9.03%	9.76%	9.56%

Net interest margin	3.32%	3.30%	3.27%	3.02%	3.31%	3.14%	3.18%	3.26%

Efficiency ratio	54.88%	54.82%	54.76%	60.62%	53.37%	61.88%	52.78%	60.54%

Capital ratio	11.86%	11.90%	11.94%	9.48%	12.05%	9.46%	11.67%	9.41%

*Latest available data

Key performances indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.01% and 1.23% for the three months ended June 30, 2015 and 2014, respectively. The decrease in this ratio in 2015 from the previous period is due to an increase in average assets in 2015 along with a decrease in net income.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 8.48% and 10.27% for the three months ended June 30, 2015 and 2014, respectively. The decrease in this ratio in 2015 from the previous period is due to the decrease in net income.

●	Net Interest Margin

The net interest margin for the three months ended June 30, 2015 and 2014 was 3.32% and 3.30%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The increase in this ratio in 2015 is primarily the result of an increase in the average balance of loans, offset in part by a decrease in the average balances of investment securities.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 54.88% and 50.49% for the three months ended June 30, 2015 and 2014, respectively. The increase in the efficiency ratio in 2015 from the previous period is primarily the result of the Acquisition and other real estate owned expenses, which resulted in higher noninterest expense.

●	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 11.86% as of June 30, 2015 is significantly higher than the industry average as of March 31, 2015.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2015:

Earnings Growth Is Broad-Based

Rising revenues helped lift the quarterly net income of FDIC-insured institutions to $39.8 billion in first quarter 2015. This is $2.6 billion (6.9%) more than the industry earned in first quarter 2014. The improvement in net income was attributable to a $4.3 billion (2.6%) increase in net operating revenue (the sum of net interest income and total noninterest income). Almost two out of every three banks (62.7%) reported higher profits than the year before, while only 5.6% were unprofitable. This is the lowest percentage of unprofitable institutions since second quarter 2005. The average return on assets (ROA) rose slightly to 1.02% from 1.01% in first quarter 2014.

Trading Income Registers Strong Growth

Noninterest income totaled $62.7 billion, an increase of $2.8 billion (4.6%) compared with first quarter 2014. Trading revenue was $1.5 billion (23.9%) higher, while noninterest income from the sale, securitization, and servicing of 1-to-4 family residential real estate loans was up $545 million (15.6%) from the year-earlier quarter. A majority of banks—57.3%—reported year-over-year growth in noninterest income.

Margins Remain Under Pressure

Net interest income rose to $105.7 billion in the first quarter, up $1.5 billion (1.5%) from the year before. Total interest income was $1.2 billion (1%) higher, while total interest expense was $343 million (2.9%) lower. The average net interest margin (NIM) fell to 3.02%, from 3.16% a year earlier, as higher-yielding assets matured and were replaced by lower-yielding investments in a low interest-rate environment. Fewer than half of all banks—43.2%—reported year-over-year improvement in their quarterly NIMs.

Loan Losses Improve Across All Major Loan Categories

For a third consecutive quarter, loan-loss provisions posted a year-over-year increase. Banks set aside $8.4 billion in loss provisions, an increase of $756 million (9.9%) from first quarter 2014. This is the largest quarterly total for loss provisions since second quarter 2013. Net charge-offs fell, year over year, for the 19th quarter in a row. Banks charged off $9 billion in uncollectible loans, a decline of $1.4 billion (13.2%) compared with first quarter 2014. The annualized net charge-off rate fell to 0.43% from 0.52% the year before. This is the lowest quarterly charge-off rate since third quarter 2006. Charge-offs were lower across all major loan categories. The largest year-over-year declines occurred in home equity lines of credit (down $352 million, 38.8%) and credit cards (down $293 million, 5.3%).

Noncurrent Loan Rate Continues to Fall

Noncurrent loan balances declined for a 20th consecutive quarter. The amount of loans that were noncurrent (90 days or more past due, or in nonaccrual status) fell by $9.7 billion (6%) in the first three months of 2015. The average noncurrent loan rate declined from 1.96% to 1.83%, a seven-year low. Noncurrent balances fell in all major loan categories except loans to commercial and industrial (C&I) borrowers. Noncurrent C&I loans rose by $998 million (11.7%), and the noncurrent rate on C&I loans rose from 0.50% to 0.54%. These are the two lowest noncurrent rates for C&I loans in the 31 years for which data are available. At the end of the quarter, $54.5 billion (36.6%) of total noncurrent loan balances carried U.S. government guarantees or were covered by loss-sharing agreements with the FDIC.

Reserve Reductions Diminish

Banks reduced their reserves for loan losses by $1.6 billion (1.3%) during the quarter. This is the 20th consecutive quarter that the industry’s loss reserves have declined, but it is the smallest quarterly decline during this period. Reserves totaled $121 billion at the end of the quarter, down $142.1 billion (54%) from the peak level of five years ago. The average ratio of reserves-to-total loans and leases fell from 1.48% to 1.45%, the lowest level since fourth quarter 2007. The “coverage ratio” of reserves to noncurrent loans improved for a 10th consecutive quarter, rising from 75.4% to 79.1% as a result of the decline in noncurrent loan balances.

New Capital Rules Take Effect

Equity capital increased by $30.7 billion (1.8%) during the quarter, and the average equity-to-assets ratio rose from 11.15% to 11.18%. Retained earnings added $17.5 billion to equity, $266 million (1.5%) more than the year before. New regulatory capital rules that took effect in the first quarter added a new regulatory capital element, the Common Equity Tier 1 (CET1) capital ratio, to the Prompt Corrective Action (PCA) capital requirements. For 96.8% of all institutions, the CET1 capital ratio was identical to their Tier 1 risk-based capital ratio. The average CET1 ratio for the industry at the end of the quarter was 12.65%, compared with an average of 12.75% for the Tier 1 risk-based capital ratio. The new rules also added elements of accumulated other comprehensive income (AOCI) to the calculation of Tier 1 capital unless institutions elected to opt out of the inclusion. More than 99% of banks eligible for the election chose to opt out.

Loans Post a $52.5 Billion Increase

Total assets of insured institutions increased by $224.3 billion (1.4%) to $15.8 trillion during the first three months of 2015. Total loan and lease balances rose by $52.5 billion (0.6%), as C&I loans increased by $32.4 billion (1.9%), real estate loans secured by nonfarm nonresidential real estate properties increased by $13.4 billion (1.2%), and residential mortgage loans rose by $13.2 billion (0.7%). Credit card balances and agricultural production loans posted seasonal declines of $38.5 billion (5.4%) and $6.5 billion (8.3%), respectively, and home equity lines of credit (HELOCs) fell by $8.4billion (1.7%). This is the 24thconsecutive quarterly decline for HELOC balances. Banks’ securities holdings increased by $48.4 billion (1.5%), as mortgage-backed securities rose by $45.2 billion (2.6%). Securities designated as held to maturity increased by $42.4 billion (6.6%), and the amount of securities maturing or repricing in 15 years or more rose by $46.8 billion (6.5%). Banks increased their balances at Federal Reserve institutions by $65.1 billion (4.7%) during the quarter, to $1.4 trillion, or 9.2% of total industry assets.

Large Denomination Deposits Post Strong Growth

Total deposits increased by $194.4 billion (1.7%), as deposits in foreign offices declined by $15.8 billion (1.1%), and domestic office deposits rose by $210.2 billion (2%). Deposits in accounts of less than $250,000, which typically experience strong growth in first quarters, increased by $110.4 billion (2.1%). Balances in larger-denomination accounts, which usually have little or no growth in first quarters, rose by $104.1 billion (2%). Nondeposit liabilities declined by $688 million (0.03%), as banks reduced their Federal Home Loan Bank advances by $31.2 billion (6.7%).

Problem List Is at a Six-Year Low

The number of insured commercial banks and savings institutions filing quarterly financial reports declined from 6,509 to 6,419 in the first quarter. Mergers absorbed 86 institutions, while four insured institutions failed. For a fifth consecutive quarter, no new charters were added. The number of full-time equivalent employees declined by 5,349 to 2,042,596. The number of institutions on the FDIC’s “Problem List” declined for the 16th consecutive quarter, falling from 291 to 253. Total assets of problem institutions fell from $86.7 billion to $60.3 billion.

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

Goodwill

Goodwill arose in connection with two acquisitions. For the purposes of goodwill impairment testing, determination of the fair value of the reporting units involves the use of significant estimates and assumptions.   Through June 30, 2015, no conditions indicated impairment has incurred. The next annual test will be performed in the fourth quarter of 2015. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used at the time of that evaluation.

Income Statement Review for the Three Months ended June 30, 2015

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2015 and 2014:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$98,176	$1,165	4.75%	$84,045	$1,020	4.86%
Agricultural	76,666	909	4.74%	70,165	846	4.82%
Real estate	486,460	5,459	4.49%	388,812	4,543	4.67%
Consumer and other	17,665	179	4.05%	13,058	168	5.13%

Total loans (including fees)	678,967	7,712	4.54%	556,080	6,577	4.73%

Investment securities
Taxable	280,097	1,566	2.24%	304,042	1,851	2.44%
Tax-exempt 2	267,175	2,275	3.41%	292,620	2,530	3.46%
Total investment securities	547,272	3,841	2.81%	596,662	4,381	2.94%

Interest bearing deposits with banks and federal funds sold	47,734	101	0.84%	41,750	73	0.70%

Total interest-earning assets	1,273,973	$11,654	3.66%	1,194,492	$11,031	3.69%

Noninterest-earning assets	64,300			56,279

TOTAL ASSETS	$1,338,273			$1,250,771

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$669,375	$292	0.17%	$610,014	$298	0.20%
Time deposits > $100,000	88,520	206	0.93%	95,744	233	0.98%
Time deposits < $100,000	143,658	271	0.75%	141,184	332	0.94%
Total deposits	901,553	769	0.34%	846,942	863	0.41%
Other borrowed funds	83,944	303	1.44%	75,543	304	1.61%

Total Interest-bearing liabilities	985,497	1,072	0.44%	922,485	1,167	0.51%

Noninterest-bearing liabilities
Demand deposits	187,305			171,972
Other liabilities	6,685			6,112

Stockholders' equity	158,786			150,202

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,338,273			$1,250,771

Net interest income		$10,582	3.32%		$9,864	3.30%

Spread Analysis
Interest income/average assets	$11,654	3.48%		$11,031	3.53%
Interest expense/average assets	$1,072	0.32%		$1,167	0.37%
Net interest income/average assets	$10,582	3.16%		$9,864	3.15%

Net Interest Income

For the three months ended June 30, 2015 and 2014, the Company's net interest margin adjusted for tax exempt income was 3.32% and 3.30%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2015 totaled $9,787,000 compared to $8,979,000 for the three months ended June 30, 2014.

For the three months ended June 30, 2015, interest income increased $713,000, or 7.0%, when compared to the same period in 2014. The increase from 2014 was primarily attributable to higher average balance of loans, offset in part by lower average balances of investment securities. The higher average balances of loans were due primarily to the Acquisition and favorable economic conditions that fueled loan demand. The decrease in the average balance of investments securities was primarily used to fund the loan growth.

Interest expense decreased $95,000, or 8.2%, for the three months ended June 30, 2015 when compared to the same period in 2014. The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits due to continued low market interest rates.

Provision for Loan Losses

The Company’s provision for loan losses was $922,000 and $36,000 for the three months ended June 30, 2015 and 2014, respectively. Net loan recoveries were $24,000 and net loan charge-offs were $87,000 for the three months ended June 30, 2015 and 2014, respectively. The growth in the loan portfolio was a primary factor in the increase in the provision for loan losses. Asset quality indicators for the Company, including impaired and past due loans, remain at favorable levels, including those problem assets obtained in the Acquisition. Payment performance on the Acquisition’s loan portfolio has exceeded management expectations through June 30, 2015.

Noninterest Income and Expense

Noninterest income increased $673,000 for the three months ended June 30, 2015 compared to the same period in 2014. The increase in noninterest income is primarily due to gain on the sale of securities in 2015. Exclusive of realized securities gains, noninterest income was 10% higher in the second quarter of 2015 compared to the same period in 2014, primarily due to increased gain on sale of loans held for sale and higher merchant and card fees. The increase in the gain on the sale of loans held for sale is due to increased secondary market volume. The increase in merchant and card income is due primarily to the Acquisition.

Noninterest expense increased $1,283,000 or 23.7% for the three months ended June 30, 2015 compared to the same period in 2014 primarily as a result of increases in salaries and benefits, data processing expenses and occupancy expenses, related to the Acquisition. In addition, other real estate owned expenses were higher as a result of an impairment write down. The efficiency ratio for the second quarter of 2015 was 54.88%, compared to 50.49% in 2014.

Income Taxes

The provision for income taxes expense for the three months ended June 30, 2015 and 2014 was $1,216,000 and $1,414,000, respectively, representing an effective tax rate of 27% for both periods.

Income Statement Review for the Six Months ended June 30, 2015

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2015 and 2014:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$94,815	$2,181	4.60%	$83,718	$1,979	4.73%
Agricultural	75,353	1,774	4.71%	71,166	1,717	4.83%
Real estate	482,905	10,809	4.48%	389,826	8,937	4.59%
Consumer and other	16,882	347	4.11%	12,919	353	5.46%

Total loans (including fees)	669,955	15,111	4.51%	557,629	12,986	4.66%

Investment securities
Taxable	276,329	3,133	2.27%	298,951	3,615	2.42%
Tax-exempt 2	266,029	4,561	3.43%	293,840	5,104	3.47%
Total investment securities	542,358	7,694	2.84%	592,791	8,719	2.94%

Interest bearing deposits with banks and federal funds sold	50,782	194	0.76%	41,766	146	0.70%

Total interest-earning assets	1,263,095	$22,999	3.64%	1,192,186	$21,851	3.67%

Noninterest-earning assets	64,557			55,939

TOTAL ASSETS	$1,327,652			$1,248,125

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
LIABILITIES ANDSTOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$648,848	$559	0.17%	$611,376	$594	0.19%
Time deposits > $100,000	91,474	414	0.90%	95,871	478	1.00%
Time deposits < $100,000	142,743	558	0.78%	142,607	683	0.96%
Total deposits	883,065	1,531	0.35%	849,854	1,755	0.41%
Other borrowed funds	89,052	641	1.44%	73,528	598	1.63%

Total Interest-bearing liabilities	972,117	2,172	0.45%	923,382	2,353	0.51%

Noninterest-bearing liabilities
Demand deposits	190,753			170,840
Other liabilities	6,752			5,991

Stockholders' equity	158,030			147,912

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,327,652			$1,248,125

Net interest income		$20,827	3.30%		$19,498	3.27%

Spread Analysis
Interest income/average assets	$22,999	3.46%		$21,851	3.50%
Interest expense/average assets	$2,172	0.33%		$2,353	0.38%
Net interest income/average assets	$20,827	3.14%		$19,498	3.12%

Net Interest Income

For the six months ended June 30, 2015 and 2014, the Company's net interest margin adjusted for tax exempt income was 3.30% and 3.27%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2015 totaled $19,233,000 compared to $17,713,000 for the six months ended June 30, 2014.

For the six months ended June 30, 2015, interest income increased $1,338,000, or 6.7%, when compared to the same period in 2014. The increase from 2014 was primarily attributable to higher average balance of loans, offset in part by lower average balances of investment securities. The higher average balance of loans was attributable to the Acquisition and favorable economic conditions that fueled loan demand. The decrease in the average balance of investments securities was primarily used to fund the loan growth. Excluding the Acquisition, the average loan portfolio grew over 11% from a year ago.

Interest expense decreased $181,000, or 7.7%, for the six months ended June 30, 2015 when compared to the same period in 2014. The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits due to continued low market interest rates

Provision for Loan Losses

The Company’s provision for loan losses was $999,000 and $75,000 for the six months ended June 30, 2015 and 2014, respectively. Net loan recoveries were $34,000 and net loan charge-offs were $130,000 for the six months ended June 30, 2015 and 2014, respectively. Asset quality indicators for the Company, including impaired and past due loans, remain at favorable levels, including those problem assets obtained in the Acquisition. Payment performance on the Acquisition’s loan portfolio has exceeded management expectations through June 30, 2015.

Noninterest Income and Expense

Noninterest income decreased $507,000 for the six months ended June 30, 2015 compared to the same period in 2014. The decrease in noninterest income is primarily due to a gain on the sale of premises and equipment in 2014 with no corresponding gain in 2015. Excluding this gain and the gain on the sale of securities, noninterest income increased $375,000, or 11%. This increase was primarily due to gain on the sale of loans held for sale and merchant and card fees. The increase in the gain on the sale of loans held for sale is due to increased secondary market volume. The increase in merchant and card income is due primarily to the Acquisition.

Noninterest expense increased $2,093,000 or 19% for the six months ended June 30, 2015 compared to the same period in 2014 primarily as a result of increased salaries and benefits and other real estate owned expenses. The increase in salaries and benefits and data processing was mainly the result of the Acquisition. The increase in other real estate owned expenses was due primarily to an impairment write down.

Income Taxes

The provision for income taxes expense for the six months ended June 30, 2015 and 2014 was $2,576,000 and $3,199,000, representing an effective tax rate of 27% and 28%, respectively. The decrease in the effective rate is due primarily to the impact of the one-time gain on premises and equipment in 2014.

Balance Sheet Review

As of June 30, 2015, total assets were $1,322,119,000, a $21,088,000 increase compared to December 31, 2014. The increase in assets was due primarily to loans. The increase in assets was funded primarily by an increase in deposits.

Investment Portfolio

The investment portfolio totaled $546,633,000 as of June 30, 2015, an increase of $4,130,000 or 1% from the December 31, 2014 balance of $542,502,000. The increase in the investment portfolio was primarily due to purchases of U.S. government agencies, offset in part by sales and pay downs of U.S. government mortgage-backed securities.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of June 30, 2015, gross unrealized losses of $2,570,000, are considered to be temporary in nature due to the interest rate environment of 2015 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At June 30, 2015, the Company’s investment securities portfolio included securities issued by 275 government municipalities and agencies located within 25 states with a fair value of $278.9 million. At December 31, 2014, the Company’s investment securities portfolio included securities issued by 314 government municipalities and agencies located within 25 states with a fair value of $281.8 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of June 30, 2015 was $5.4 million (approximately 1.9% of the fair value of the governmental municipalities and agencies) represented by the Urbandale, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of June 30, 2015 and December 31, 2014 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2015		2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$71,667	$72,216	$75,879	$76,857
Texas	10,793	10,935	10,352	10,537
Minnesota	8,755	8,855	8,797	8,932
Other (2015: 18 states; 2014: 18 states)	37,009	37,345	38,405	38,939

Total general obligation bonds	$128,224	$129,351	$133,433	$135,265

Revenue bonds:
Iowa	$139,597	$141,222	$134,683	$137,250
Other (2015: 10 states; 2014: 11 states)	8,312	8,333	9,212	9,261

Total revenue bonds	$147,909	$149,555	$143,895	$146,511

Total obligations of states and political subdivisions	$276,133	$278,906	$277,328	$281,776

As of June 30, 2015 and December 31, 2014, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 8 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (Dollars in thousands)

	2015		2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$89,295	$90,717	$86,386	$88,449
College and universities, primarily dormitory revenues	13,688	13,774	14,005	14,108
Water	10,460	10,418	12,155	12,191
Leases	10,417	10,366	9,551	9,599
Electric	9,546	9,672	7,357	7,578
Other	14,503	14,608	14,441	14,586

Total revenue bonds by revenue source	$147,909	$149,555	$143,895	$146,511

Loan Portfolio

The loan portfolio, net of the allowance for loan losses of $9,872,000, totaled $677,580,000 as of June 30, 2015, an increase of $19,139,000, or 3%, from the December 31, 2014 balance of $658,441,000. The increase in the loan portfolio is primarily due to increased loan volume in the construction real estate, commercial operating and agricultural real estate portfolios, offset by payments received in the agricultural operating portfolio.

Deposits

Deposits totaled $1,079,378,000 as of June 30, 2015, an increase of $27,255,000, or 3%, from the December 31, 2014 balance of $1,052,123,000. The increase in deposits was primarily due to increases in public money market; public NOW accounts; retail money market accounts; and commercial money market accounts, offset in part by decreases in time deposits.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $43,478,000 as of June 30, 2015, a decrease of $7,786,000, or 15%, from the December 31, 2014 balance of $51,265,000. The decrease was primarily the result of the withdrawal of a portion of one customer’s securities sold under agreements to repurchase balances.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on June 30, 2015 totaled $677,580,000 compared to $658,441,000 as of December 31, 2014. Net loans comprise 51.2% of total assets as of June 30, 2015. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.30% at June 30, 2015, as compared to 0.37% at December 31, 2014 and 0.23% at June 30, 2014. The Company’s level of problem loans as a percentage of total loans at June 30, 2015 of 0.30% is lower than the Company’s peer group (335 bank holding companies with assets of $1 billion to $3 billion) of 0.98% as of March 31, 2015.

Impaired loans, net of specific reserves, totaled $1,697,000 as of June 30, 2015 and have declined $373,000 as compared to the impaired loans of $2,070,000 as of December 31, 2014 and increased $730,000 as compared to the impaired loans of $967,000 as of June 30, 2014. The decrease in impaired loans since December 31, 2014 is primarily due to payments received on various loans. The increase in impaired loans since June 30, 2014 is due primarily to the inclusion of credit deteriorated loans from the Acquisition.

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

The Company had TDRs of $929,000 as of June 30, 2015, of which all were included in impaired loans and on nonaccrual status. The Company had TDRs of $1,129,000 as of December 31, 2014, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. The Company had no charge-off related to TDRs for the six months ended June 30, 2015 and one charge-offs in the amount of $44,000 for the six months ended June 30, 2014.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. As of June 30, 2015, non-accrual loans totaled $2,024,000 and loans past due 90 days and still accruing totaled $37,000. This compares to non-accrual loans of $2,407,000 and loans past due 90 days and still accruing totaled $36,000 as of December 31, 2014. Other real estate owned totaled $4,588,000 as of June 30, 2015 and $8,436,000 as of December 31, 2014.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2015 was 1.44%, as compared to 1.32% at December 31, 2014. The allowance for loan losses totaled $9,872,000 and $8,838,000 as of June 30, 2015 and December 31, 2014, respectively. Net recoveries of loans totaled $34,000 for the six months ended June 30, 2015 as compared to net charge-offs of loans of $130,000 for the six months ended June 30, 2014.

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

As of June 30, 2015, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of June 30, 2015 and December 31, 2014 totaled $55,996,000 and $55,200,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of June 30, 2015 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $138,543,000, with $20,030,000 of outstanding FHLB advances at June 30, 2015. Federal funds borrowing capacity at correspondent banks was $115,691,000, with no outstanding federal fund purchase balances as of June 30, 2015. The Company had securities sold under agreements to repurchase totaling $43,478,000, term repurchase agreements of $13,000,000 and financing agreements of $3,938,000 as of June 30, 2015.

Total investments as of June 30, 2015 were $546,633,000 compared to $542,502,000 as of December 31, 2014. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of June 30, 2015.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2015 totaled $10,801,000 compared to the $10,069,000 for the six months ended June 30, 2014. The increase of $732,000 in net cash provided by operating activities was primarily due to the gain on the sale of premises in 2014 with no significant gain in 2015; the provision for loan losses; and the change in the loans held for sale.

Net cash provided by (used in) investing activities for the six months ended June 30, 2015 was $(23,724,000) compared to $204,000 for the six months ended June 30, 2014. The change in cash (used in) investing activities of $23,928,000 was primarily due to changes in loans.

Net cash provided by (used in) financing activities for the six months ended June 30, 2015 totaled $15,503,000 compared to $(10,825,000) for the six months ended June 30, 2014. The change of $26,328,000 in net cash provided by financing activities was primarily due to an increase in deposits, offset in part by a change in securities sold under repurchase agreements. As of June 30, 2015, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. Dividends paid by the Banks to the Company amounted to $4,050,000 and $3,800,000 for the six months ended June 30, 2015 and 2014, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.20 per share in 2015 from $0.18 per share in 2014.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $9,044,000 as of June 30, 2015 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of June 30, 2015 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2015 totaled $156,569,000 and was higher than the $154,674,000 recorded as of December 31, 2014. The increase in stockholders’ equity was primarily due to net income, reduced by dividends declared and a decrease in accumulated other comprehensive income. The decrease in other comprehensive income is created by 2015 market interest rates trending higher, which resulted in lower fair values in the securities available-for-sale portfolio. At June 30, 2015 and December 31, 2014, stockholders’ equity as a percentage of total assets was 11.84% and 11.89%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of June 30, 2015.

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

Not applicable.

Item 1.A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2014, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of June 30, 2015, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2015.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

April 1, 2015 to April 30, 2015	-	$-	-	100,000

May 1, 2015 to May 31, 2015	-	$-	-	100,000

June 1, 2015 to June 30, 2015	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other information

Not applicable.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: August 6, 2015	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, Chief Executive Officer and President

	By:	/s/ John P. Nelson

John P. Nelson, Chief Financial Officer and Vice President

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)     These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

 52