Form 10-Q
period 2015-09-30
AMES NATIONAL CORP
filed 2015-11-06
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer____ Accelerated filer __X__ Non-accelerated filer ____ Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No ___X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at October 30, 2015)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$26,140,701	$23,730,257
Federal funds sold	-	6,000
Interest bearing deposits in financial institutions	40,155,352	31,463,382
Securities available-for-sale	546,016,890	542,502,381
Loans receivable, net	690,315,150	658,440,998
Loans held for sale	916,322	704,850
Bank premises and equipment, net	16,828,000	15,956,989
Accrued income receivable	8,540,727	7,471,023
Other real estate owned	3,418,108	8,435,885
Deferred income taxes	1,978,434	2,633,177
Core deposit intangible, net	1,403,982	1,730,231
Goodwill	6,732,216	6,732,216
Other assets	896,580	1,223,328

Total assets	$1,343,342,462	$1,301,030,717

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$187,652,406	$188,725,609
NOW accounts	300,533,481	298,581,556
Savings and money market	350,538,471	321,700,422
Time, $250,000 and over	35,178,437	36,169,601
Other time	187,474,843	206,946,069
Total deposits	1,061,377,638	1,052,123,257

Securities sold under agreements to repurchase	52,065,563	51,265,011
Federal Home Loan Bank (FHLB) advances	50,253,477	14,467,737
Other borrowings	13,000,000	23,000,000
Dividend payable	1,862,183	1,675,964
Accrued expenses and other liabilities	4,378,121	3,824,330
Total liabilities	1,182,936,982	1,146,356,299

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of September 30, 2015 and December 31, 2014	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	116,214,889	110,701,847
Accumulated other comprehensive income - net unrealized gain on securities available-for-sale	4,690,037	4,472,017
Total stockholders' equity	160,405,480	154,674,418

Total liabilities and stockholders' equity	$1,343,342,462	$1,301,030,717

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Interest income:
Loans, including fees	$7,808,414	$6,722,179	$22,920,161	$19,708,190
Securities:
Taxable	1,506,702	1,792,258	4,639,398	5,407,157
Tax-exempt	1,433,537	1,538,531	4,399,623	4,857,733
Interest bearing deposits and federal funds sold	94,364	67,183	288,411	213,259
Total interest income	10,843,017	10,120,151	32,247,593	30,186,339

Interest expense:
Deposits	744,958	803,098	2,276,004	2,557,799
Other borrowed funds	257,791	299,434	898,565	897,781
Total interest expense	1,002,749	1,102,532	3,174,569	3,455,580

Net interest income	9,840,268	9,017,619	29,073,024	26,730,759

Provision for loan losses	37,797	55,145	1,036,610	130,020

Net interest income after provision for loan losses	9,802,471	8,962,474	28,036,414	26,600,739

Noninterest income:
Wealth management income	671,699	686,955	2,040,956	2,108,150
Service fees	445,706	426,588	1,285,063	1,194,862
Securities gains, net	111,622	79,501	608,926	214,582
Gain on sale of loans held for sale	206,072	224,554	705,370	473,733
Merchant and card fees	350,310	281,766	1,016,783	831,405
Gain (loss) on the sale of premises and equipment, net	-	-	(1,132)	1,242,209
Other noninterest income	164,568	129,326	467,217	443,505
Total noninterest income	1,949,977	1,828,690	6,123,183	6,508,446

Noninterest expense:
Salaries and employee benefits	3,882,484	3,513,375	11,418,395	10,235,563
Data processing	720,232	656,715	2,089,363	1,823,635
Occupancy expenses, net	414,868	366,258	1,408,464	1,185,066
FDIC insurance assessments	169,692	164,535	519,962	490,231
Professional fees	346,665	332,988	951,835	963,876
Business development	254,757	303,026	719,689	726,503
Other real estate owned expense (income), net	(104,380)	(19,908)	605,830	(198)
Core deposit intangible amortization	103,251	76,959	326,249	203,707
Other operating expenses, net	194,639	272,474	773,430	776,248
Total noninterest expense	5,982,208	5,666,422	18,813,217	16,404,631

Income before income taxes	5,770,240	5,124,742	15,346,380	16,704,554

Provision for income taxes	1,670,389	1,393,256	4,246,790	4,592,054

Net income	$4,099,851	$3,731,486	$11,099,590	$12,112,500

Basic and diluted earnings per share	$0.44	$0.40	$1.19	$1.30

Dividends declared per share	$0.20	$0.18	$0.60	$0.54

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$4,099,851	$3,731,486	$11,099,590	$12,112,500
Other comprehensive income (losses), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	2,649,038	(572,017)	954,990	7,800,643
Less: reclassification adjustment for gains realized in net income	111,622	79,501	608,926	214,582
Other comprehensive income (losses), before tax	2,537,416	(651,518)	346,064	7,586,061
Tax effect related to other comprehensive income (loss)	(938,843)	241,062	(128,044)	(2,806,843)
Other comprehensive income (losses), net of tax	1,598,573	(410,456)	218,020	4,779,218
Comprehensive income	$5,698,424	$3,321,030	$11,317,610	$16,891,718

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
Nine Months Ended Septembewr 30, 2015 and 2014

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2013	$18,865,830	$22,651,222	$102,154,498	$451,132	$(2,016,498)	$142,106,184
Net income	-	-	12,112,500	-	-	12,112,500
Other comprehensive income	-	-	-	4,779,218	-	4,779,218
Cash dividends declared, $0.54 per share	-	-	(5,027,894)	-	-	(5,027,894)
Balance, September 30, 2014	$18,865,830	$22,651,222	$109,239,104	$5,230,350	$(2,016,498)	$153,970,008

Balance, December 31, 2014	$18,621,826	$20,878,728	$110,701,847	$4,472,017	$-	$154,674,418
Net income	-	-	11,099,590	-	-	11,099,590
Other comprehensive income	-	-	-	218,020	-	218,020
Cash dividends declared, $0.60 per share	-	-	(5,586,548)	-	-	(5,586,548)
Balance, September 30, 2015	$18,621,826	$20,878,728	$116,214,889	$4,690,037	$-	$160,405,480

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Nine Months Ended September 30, 2015 and 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,099,590	$12,112,500
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,036,610	130,020
Provision for off-balance sheet commitments	7,000	53,000
Amortization, net	2,590,850	3,133,065
Amortization of core deposit intangible asset	326,249	203,707
Depreciation	812,607	605,100
Deferred income taxes	526,700	557,853
Securities gains, net	(608,926)	(214,582)
(Gain) loss on sale of premises and equipment, net	1,132	(1,242,209)
Impairment of other real estate owned	614,687	-
(Gain) on sale of other real estate owned, net	(88,164)	(7,175)
Change in assets and liabilities:
(Increase) in loans held for sale	(211,472)	(151,805)
(Increase) in accrued income receivable	(1,069,704)	(921,324)
(Increase) decrease in other assets	321,674	(452,695)
Increase in accrued expenses and other liabilities	546,791	115,795
Net cash provided by operating activities	15,905,624	13,921,250

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(87,374,515)	(61,818,547)
Proceeds from sale of securities available-for-sale	21,305,694	31,688,263
Proceeds from maturities and calls of securities available-for-sale	60,365,412	57,120,089
Net (increase) in interest bearing deposits in financial institutions	(8,691,970)	(12,182,001)
Decrease in federal funds sold	6,000	-
Net (increase) in loans	(32,535,238)	(6,705,707)
Net proceeds from the sale of other real estate owned	4,594,675	78,990
Net proceeds from the sale of bank premises and equipment	-	1,746,444
Purchase of bank premises and equipment, net	(1,679,676)	(1,329,925)
Cash acquired, net of cash paid, for acquired bank offices	-	16,428,981
Other	(28,812)	(19,673)
Net cash provided by (used in) investing activities	(44,038,430)	25,006,914

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	9,357,287	(53,879,019)
Increase in securities sold under agreements to repurchase	800,552	25,762,071
Payments on FHLB borrowings and other borrowings	(10,414,260)	(7,054,374)
Proceeds from short-term FHLB borrowings, net	36,200,000	2,500,000
Dividends paid	(5,400,329)	(4,841,676)
Net cash provided by (used in) financing activities	30,543,250	(37,512,998)

Net increase in cash and due from banks	2,410,444	1,415,166

CASH AND DUE FROM BANKS
Beginning	23,730,257	24,270,031
Ending	$26,140,701	$25,685,197

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Nine Months Ended September 30, 2015 and 2014

	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,377,794	$3,602,255
Income taxes	3,246,791	4,147,836

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$74,609	$111,109

Business Combination: (Assets acquired and liabilities assumed at fair value)
Interest bearing deposits in financial institutions acquired	$-	$5,719,000
Securities available-for-sale acquired	-	10,602,454
Loans receivable acquired	-	44,620,021
Bank premises and equipment acquired	-	3,864,900
Accrued interest receivable acquired	-	230,332
Other real estate owned acquired	-	1,267,720
Other tangible assets acquired	-	748,511
Goodwill	-	1,131,467
Core deposit intangible	-	1,018,000
Deposits assumed	-	81,962,650
Securities sold under repurchase agreements to repurchase assumed	-	2,815,297
Other liabilities assumed	-	853,439

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At September 30, 2015, Company management has performed a goodwill impairment analysis and determined goodwill was not impaired.

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

3.      Dividends

On August 12, 2015, the Company declared a cash dividend on its common stock, payable on November 13, 2015 to stockholders of record as of October 30, 2015, equal to $0.20 per share.

    4.      Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and nine months ended September 30, 2015 and 2014 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2015 and December 31, 2014. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2015

U.S. government treasuries	$1,479	$1,479	$-	$-
U.S. government agencies	108,911	-	108,911	-
U.S. government mortgage-backed securities	102,740	-	102,740	-
State and political subdivisions	278,016	-	278,016	-
Corporate bonds	49,675	-	49,675	-
Equity securities, common stock	757	757	-	-
Equity securities, other	4,439	-	4,439	-

	$546,017	$2,236	$543,781	$-

2014

U.S. government treasuries	$1,447	$1,447	$-	$-
U.S. government agencies	87,307	-	87,307	-
U.S. government mortgage-backed securities	120,985	-	120,985	-
State and political subdivisions	281,776	-	281,776	-
Corporate bonds	47,320	-	47,320	-
Equity securities, common stock	758	758	-	-
Equity securities, other	2,909	-	2,909	-

	$542,502	$2,205	$540,297	$-

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

The Company's policy is to recognize transfers between Levels at the end of each reporting period, if applicable. There were no transfers between Levels of the fair value hierarchy during the nine months ended September 30, 2015.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of September 30, 2015 and December 31, 2014. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2015

Loans receivable	$630	$-	$-	$630
Other real estate owned	3,418	-	-	3,418

Total	$4,048	$-	$-	$4,048

2014

Loans receivable	$692	$-	$-	$692
Other real estate owned	8,436	-	-	8,436

Total	$9,128	$-	$-	$9,128

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

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer, with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, with any impairment amount recorded as a noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $3,852,000 as of September 30, 2015 and $6,389,000 as of December 31, 2014. The Company considers these fair value measurements as level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 are as follows: (in thousands)

	2015
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$630	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$3,418	Appraisal	Appraisal adjustment	3%	-	10%	(6%)

	2014
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$692	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$8,436	Appraisal	Appraisal adjustment	4%	-	10%	(7%)

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

The following disclosures represent financial instruments in which the ending balances at September 30, 2015 and December 31, 2014 are not carried at fair value in their entirety on the consolidated balance sheets.

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

Deposits: Fair values of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market accounts, are equal to the amount payable on demand as of the respective balance sheet date. Fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

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

The estimated fair values of the Company’s financial instruments as described above as of September 30, 2015 and December 31, 2014 are as follows: (in thousands)

		2015		2014
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$26,141	$26,141	$23,730	$23,730
Federal funds sold	Level 1	-	-	6	6
Interest bearing deposits	Level 1	40,155	40,155	31,463	31,463
Securities available-for-sale	See previous table	546,017	546,017	542,502	542,502
Loans receivable, net	Level 2	690,315	691,520	658,441	656,896
Loans held for sale	Level 2	916	916	705	705
Accrued income receivable	Level 1	8,541	8,541	7,471	7,471
Financial liabilities:
Deposits	Level 2	$1,061,378	$1,062,829	$1,052,123	$1,052,082
Securities sold under agreements to repurchase	Level 1	52,066	52,066	51,265	51,265
FHLB advances	Level 2	50,253	50,924	14,468	15,281
Other borrowings	Level 2	13,000	14,004	23,000	24,339
Accrued interest payable	Level 1	436	436	536	536

The methodologies used to determine fair value as of September 30, 2015 did not change from the methodologies described in the December 31, 2014 Annual Financial Statements.

7.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of September 30, 2015 and December 31, 2014 are summarized below: (in thousands)

2015:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$1,441	$38	$-	$1,479
U.S. government agencies	107,720	1,340	(149)	108,911
U.S. government mortgage-backed securities	100,253	2,530	(43)	102,740
State and political subdivisions	274,100	4,367	(451)	278,016
Corporate bonds	49,989	322	(636)	49,675
Equity securities, common stock	630	127	-	757
Equity securities, other	4,439	-	-	4,439
	$538,572	$8,724	$(1,279)	$546,017

2014:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$1,431	$16	$-	$1,447
U.S. government agencies	86,997	822	(512)	87,307
U.S. government mortgage-backed securities	118,349	2,744	(108)	120,985
State and political subdivisions	277,328	5,097	(649)	281,776
Corporate bonds	47,760	471	(911)	47,320
Equity securities, common stock	630	128	-	758
Equity securities, other	2,909	-	-	2,909
	$535,404	$9,278	$(2,180)	$542,502

The proceeds, gains and losses from securities available-for-sale are summarized as follows: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Proceeds from sales of securities available-for-sale	$5,926	$28,209	$21,306	$31,688
Gross realized gains on securities available-for-sale	126	232	623	367
Gross realized losses on securities available-for-sale	(14)	(152)	(14)	(152)
Tax provision applicable to net realized gains on securities available-for-sale	42	30	227	80

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of September 30, 2015 and December 31, 2014 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2015:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$12,731	$(67)	$6,828	$(82)	$19,559	$(149)
U.S. government mortgage-backed securities	5,670	(43)	-	-	5,670	(43)
State and political subdivisions	44,365	(312)	10,805	(139)	55,170	(451)
Corporate bonds	16,882	(152)	14,690	(484)	31,572	(636)
	$79,648	$(574)	$32,323	$(705)	$111,971	$(1,279)

	Less than 12 Months		12 Months or More		Total
2014:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$14,016	$(64)	$17,523	$(448)	$31,539	$(512)
U.S. government mortgage-backed securities	6,934	(20)	16,123	(88)	23,057	(108)
State and political subdivisions	45,618	(252)	24,880	(397)	70,498	(649)
Corporate bonds	8,937	(73)	20,724	(838)	29,661	(911)
	$75,505	$(409)	$79,250	$(1,771)	$154,755	$(2,180)

Gross unrealized losses on debt securities totaled $1,279,000 as of September 30, 2015. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

8.	Loans Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and nine months ended September 30, 2015 and 2014 is as follows: (in thousands)

	Three Months Ended September 30, 2015
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2015	$823	$1,826	$3,590	$812	$1,263	$1,338	$220	$9,872
Provision (credit) for loan losses	145	(9)	(129)	(20)	97	(44)	(2)	38
Recoveries of loans charged-off	15	2	-	-	-	-	16	33
Loans charged-off	-	(1)	-	-	-	-	(15)	(16)
Balance, September 30, 2015	$968	$1,817	$3,461	$792	$1,360	$1,294	$235	$9,927

	Nine Months Ended September 30, 2015
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2014	$495	$1,648	$3,214	$737	$1,247	$1,312	$186	$8,839
Provision (credit) for loan losses	438	154	247	55	113	(18)	48	1,037
Recoveries of loans charged-off	35	22	-	-	-	-	24	81
Loans charged-off	-	(7)	-	-	-	-	(23)	(30)
Balance, September 30, 2015	$968	$1,817	$3,461	$792	$1,360	$1,294	$235	$9,927

	Three Months Ended September 30, 2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2014	$514	$1,503	$3,144	$694	$1,396	$1,106	$160	$8,517
Provision (credit) for loan losses	(3)	97	12	(2)	(75)	5	21	55
Recoveries of loans charged-off	-	2	15	-	1	-	4	22
Loans charged-off	-	(35)	-	-	(17)	-	(12)	(64)
Balance, September 30, 2014	$511	$1,567	$3,171	$692	$1,305	$1,111	$173	$8,530

	Nine Months Ended September 2014
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2013	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572
Provision (credit) for loan losses	119	178	(74)	6	(130)	(54)	85	130
Recoveries of loans charged-off	-	9	15	-	17	-	15	56
Loans charged-off	-	(143)	-	-	(17)	-	(68)	(228)
Balance, September 30, 2014	$511	$1,567	$3,171	$692	$1,305	$1,111	$173	$8,530

Allowance for loan losses disaggregated on the basis of impairment analysis method as of September 30, 2015 and December 31, 2014 is as follows: (in thousands)

2015		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$265	$6	$-	$161	$-	$-	$432
Collectively evaluated for impairment	968	1,552	3,455	792	1,199	1,294	235	9,495
Balance September 30, 2015	$968	$1,817	$3,461	$792	$1,360	$1,294	$235	$9,927

2014		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$244	$33	$-	$60	$-	$-	$337
Collectively evaluated for impairment	495	1,524	3,181	737	1,067	1,312	186	8,502
Balance December 31, 2014	$495	$1,768	$3,214	$737	$1,127	$1,312	$186	$8,839

Loans receivable disaggregated on the basis of impairment analysis method as of September 30, 2015 and December 31, 2014 is as follows (in thousands):

2015		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,066	$611	$-	$206	$11	$2	$1,896
Collectively evaluated for impairment	65,197	124,318	239,481	64,125	105,475	78,931	20,916	698,443

Balance September 30, 2015	$65,197	$125,384	$240,092	$64,125	$105,681	$78,942	$20,918	$700,339

2014		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$195	$811	$833	$-	$540	$19	$9	$2,407
Collectively evaluated for impairment	35,821	121,966	256,221	57,449	92,163	85,590	15,754	664,964

Balance December 31, 2014	$36,016	$122,777	$257,054	$57,449	$92,703	$85,609	$15,763	$667,371

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

The following is a recap of impaired loans, on a disaggregated basis, as of September 30, 2015 and December 31, 2014: (in thousands)

	2015			2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$195	$346	$-
Real estate - 1 to 4 family residential	298	303	-	24	29	-
Real estate - commercial	505	1,073	-	675	1,204	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	18	24	-	456	535	-
Agricultural	11	13	-	19	19	-
Consumer and other	2	3	-	9	6	-
Total loans with no specific reserve:	834	1,416	-	1,378	2,139	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	768	900	265	787	903	244
Real estate - commercial	106	111	6	158	158	33
Real estate - agricultural	-	-	-	-	-	-
Commercial	188	263	161	84	84	60
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total loans with specific reserve:	1,062	1,274	432	1,029	1,145	337

Total
Real estate - construction	-	-	-	195	346	-
Real estate - 1 to 4 family residential	1,066	1,203	265	811	932	244
Real estate - commercial	611	1,184	6	833	1,362	33
Real estate - agricultural	-	-	-	-	-	-
Commercial	206	287	161	540	619	60
Agricultural	11	13	-	19	19	-
Consumer and other	2	3	-	9	6	-

	$1,896	$2,690	$432	$2,407	$3,284	$337

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2015 and 2014: (in thousands)

	Three Months Ended September 30,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$51	$62	$419	$-
Real estate - 1 to 4 family residential	250	-	185	7
Real estate - commercial	525	-	374	-
Real estate - agricultural	-	-	-	-
Commercial	94	-	274	-
Agricultural	11	-	19	-
Consumer and other	4	-	8	-
Total loans with no specific reserve:	935	62	1,279	7

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	761	-	209	-
Real estate - commercial	129	-	160	-
Real estate - agricultural	-	-	-	-
Commercial	131	-	274	-
Agricultural	-	-	2	-
Consumer and other	-	-	4	-
Total loans with specific reserve:	1,021	-	649	-

Total
Real estate - construction	51	62	419	-
Real estate - 1 to 4 family residential	1,011	-	394	7
Real estate - commercial	654	-	534	-
Real estate - agricultural	-	-	-	-
Commercial	225	-	548	-
Agricultural	11	-	21	-
Consumer and other	4	-	12	-

	$1,956	$62	$1,928	$7

	Nine Months Ended September 30,
	2015		2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$121	$129	$461	$-
Real estate - 1 to 4 family residential	161	-	230	12
Real estate - commercial	579	23	318	206
Real estate - agricultural	-	-	-	-
Commercial	276	3	158	-
Agricultural	13	-	19	-
Consumer and other	5	2	23	-
Total loans with no specific reserve:	1,155	157	1,209	218

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	772	-	279	-
Real estate - commercial	143	-	103	-
Real estate - agricultural	-	-	-	-
Commercial	106	-	519	70
Agricultural	-	-	3	-
Consumer and other	-	-	2	-
Total loans with specific reserve:	1,021	-	906	70

Total
Real estate - construction	121	129	461	-
Real estate - 1 to 4 family residential	933	-	509	12
Real estate - commercial	722	23	421	206
Real estate - agricultural	-	-	-	-
Commercial	382	3	677	70
Agricultural	13	-	22	-
Consumer and other	5	2	25	-

	$2,176	$157	$2,115	$288

The interest foregone on nonaccrual loans for the three months ended September 30, 2015 and 2014 was approximately $39,000 and $30,000, respectively. The interest foregone on nonaccrual loans for the nine months ended September 30, 2015 and 2014 was approximately $127,000 and $92,000, respectively

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $801,000 as of September 30, 2015, of which all were included in impaired loans and nonaccrual loans. The Company had TDRs of $1,129,000 as of December 31, 2014, all of which were included in impaired and nonaccrual loans.

The following tables sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three and nine months ended September 30, 2015 and 2014: (dollars in thousands)

Three Months Ended September 30,
	2015			2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	1	25	25
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	-	$-	$-	1	$25	$25

	Nine Months Ended September 30,
	2015			2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	1	25	25
Real estate - commercial	-	-	-	1	43	43
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	1	19	19
Consumer and other	-	-	-	1	6	6

	-	$-	$-	4	$93	$93

The Company did not grant any concessions on any loans experiencing financial difficulties during the three and nine months ended September 30, 2015.

The Company restructured one loan during the three months ended September 30, 2014. However, during the nine months ended September 30, 2014, the Company granted concessions to three borrowers experiencing financial difficulties. A commercial real estate loan was restructured as an interest only loan for a period of time. An agricultural and consumer loan’s maturity dates were extended one year with interest only until maturity. A 1-4 family residential loan’s term was extended beyond normal terms.

A TDR loan is considered to have payment default when it is past due 60 days or more.

No TDR loan modified during the twelve months ended September 30, 2015 had a payment default. Two TDR loans modified during the twelve months ended September 30, 2014 had a payment defaults. These modified TDR loans had a balance as of September 30, 2014 of $132,000.

There were no charge-offs related to TDRs for the nine months ended September 30, 2015. There were two charge-offs related to TDRs for the nine months ended September 30, 2014 in the amount of $48,000. For the nine months ended September 30, 2014, the specific reserves were reduced by $100,000 as a result of one TDR that is no longer considered impaired.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2015 and December 31, 2014, is as follows: (in thousands)

2015		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$65,197	$65,197	$-
Real estate - 1 to 4 family residential	957	317	1,274	124,110	125,384	84
Real estate - commercial	106	-	106	239,986	240,092	-
Real estate - agricultural	-	-	-	64,125	64,125	-
Commercial	63	121	184	105,497	105,681	-
Agricultural	100	67	167	78,775	78,942	-
Consumer and other	45	-	45	20,873	20,918	-

	$1,271	$505	$1,776	$698,563	$700,339	$84

2014		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$64	$-	$64	$35,952	$36,016	$-
Real estate - 1 to 4 family residential	888	57	945	121,832	122,777	36
Real estate - commercial	467	45	512	256,542	257,054	-
Real estate - agricultural	28	-	28	57,421	57,449	-
Commercial	264	84	348	92,355	92,703	-
Agricultural	-	-	-	85,609	85,609	-
Consumer and other	63	-	63	15,700	15,763	-

	$1,774	$186	$1,960	$665,411	$667,371	$36

 The credit risk profile by internally assigned grade, on a disaggregated basis, as of September 30, 2015 and December 31, 2014 is as follows: (in thousands)

2015	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$59,275	$213,552	$57,453	$93,265	$72,410	$495,955
Watch	4,897	19,541	6,508	9,979	6,104	47,029
Special Mention	-	393	-	210	81	684
Substandard	1,025	5,995	164	2,021	336	9,541
Substandard-Impaired	-	611	-	206	11	828

	$65,197	$240,092	$64,125	$105,681	$78,942	$554,037

2014	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$30,055	$223,775	$51,024	$79,117	$78,387	$462,358
Watch	3,893	18,617	6,275	10,086	6,827	45,698
Special Mention	-	1,296	88	585	-	1,969
Substandard	1,873	12,532	62	2,376	395	17,238
Substandard-Impaired	195	834	-	539	-	1,568

	$36,016	$257,054	$57,449	$92,703	$85,609	$528,831

The credit risk profile based on payment activity, on a disaggregated basis, as of September 30, 2015 and December 31, 2014 is as follows:

2015	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$124,208	$20,915	$145,123
Non-performing	1,176	3	1,179

	$125,384	$20,918	$146,302

2014	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$121,928	$15,756	$137,684
Non-performing	849	7	856

	$122,777	$15,763	$138,540

9.	Other Real Estate Owned

The following table provides the composition of other real estate owned as of September 30, 2015 and December 31, 2014: (in thousands)

	2015	2014

Construction and land development	$2,636	$5,385
1 to 4 family residential real estate	601	1,270
Commercial real estate	181	1,781

	$3,418	$8,436

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

11.     Core deposit intangible asset

In conjunction with the Acquisition of the three bank branches in 2014, the Company recorded $1.0 million in core deposit intangible assets. The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets at September 30, 2015 and December 31, 2014: (in thousands)

	2015		2014
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518	$1,114	$2,518	$788

The weighted average life of the core deposit intangible is 3 years as of September 30, 2015 and December 31, 2014.

The following sets forth the activity related to core deposit intangible assets for the three and nine months ended September 30, 2015 and 2014: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Beginning core deposit intangible, net	$1,507	$902	$1,730	$1,029
Acquisition	$-	$1,018	$-	$1,018
Amortization	(103)	(77)	(326)	(204)

Ending core deposit intangible, net	$1,404	$1,843	$1,404	$1,843

Estimated remaining amortization expense on core deposit intangible for the years ending December 31st is as follows: (in thousands)

2015	$95
2016	354
2017	299
2018	251
2019	127
2020	71
After	207

$1,404

12.	Secured Borrowings

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of September 30, 2015 and December 31, 2014: (in thousands)

	2015			2014
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$1,479	$-	$1,479	$1,447	$-	$1,447
U.S. government agencies	47,718	-	47,718	46,880	-	46,880
U.S. government mortgage-backed securities	42,508	-	42,508	51,472	-	51,472

Total	$91,705	$-	$91,705	$99,799	$-	$99,799

Term repurchase agreements:
U.S. government agencies	$-	$14,607	$14,607	$-	$12,151	$12,151
U.S. government mortgage-backed securities	-	727	727	-	1,771	1,771

Total	$-	$15,334	$15,334	$-	$13,922	$13,922

Total borrowings	$91,705	$15,334	$107,039	$99,799	$13,922	$113,721

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

13.	Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2015:
Total capital (to risk- weighted assets):
Consolidated	$159,220	16.8%	$75,723	8.0%	N/A	N/A
Boone Bank & Trust	14,384	16.1	7,128	8.0	$8,910	10.0%
First National Bank	73,310	15.0	39,060	8.0	48,825	10.0
Reliance State Bank	23,883	14.1	13,521	8.0	16,901	10.0
State Bank & Trust	19,458	15.7	9,906	8.0	12,383	10.0
United Bank & Trust	14,531	20.4	5,712	8.0	7,140	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$148,783	15.7%	$56,792	6.0%	N/A	N/A
Boone Bank & Trust	13,420	15.1	5,346	6.0	$7,128	8.0%
First National Bank	68,300	14.0	29,295	6.0	39,060	8.0
Reliance State Bank	22,088	13.1	10,141	6.0	13,521	8.0
State Bank & Trust	17,909	14.5	7,430	6.0	9,906	8.0
United Bank & Trust	13,768	19.3	4,284	6.0	5,712	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$148,783	11.4%	$52,309	4.0%	N/A	N/A
Boone Bank & Trust	13,420	10.1	5,322	4.0	$6,652	5.0%
First National Bank	68,300	9.6	28,327	4.0	35,409	5.0
Reliance State Bank	22,088	10.8	8,159	4.0	10,199	5.0
State Bank & Trust	17,909	11.2	6,390	4.0	7,987	5.0
United Bank & Trust	13,768	12.7	4,352	4.0	5,441	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$148,783	15.7%	$42,594	4.5%	N/A	N/A
Boone Bank & Trust	13,420	15.1	4,010	4.5	$5,792	6.5%
First National Bank	68,300	14.0	21,971	4.5	31,736	6.5
Reliance State Bank	22,088	13.1	7,606	4.5	10,986	6.5
State Bank & Trust	17,909	14.5	5,572	4.5	8,049	6.5
United Bank & Trust	13,768	19.3	3,213	4.5	4,641	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014:
Total capital (to risk- weighted assets):
Consolidated	$151,146	16.6%	$72,879	8.0%	N/A	N/A
Boone Bank & Trust	13,948	15.7	7,123	8.0	$8,904	10.0%
First National Bank	69,174	14.7	37,568	8.0	46,960	10.0
Reliance State Bank	21,727	13.2	13,166	8.0	16,457	10.0
State Bank & Trust	18,708	15.8	9,485	8.0	11,856	10.0
United Bank & Trust	14,089	21.3	5,295	8.0	6,618	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$141,739	15.6%	$36,440	4.0%	N/A	N/A
Boone Bank & Trust	13,084	14.7	3,562	4.0	$5,342	6.0%
First National Bank	65,112	13.9	18,784	4.0	28,176	6.0
Reliance State Bank	19,966	12.1	6,583	4.0	9,874	6.0
State Bank & Trust	17,224	14.5	4,742	4.0	7,113	6.0
United Bank & Trust	13,313	20.1	2,647	4.0	3,971	6.0

Tier 1 capital (to average- weighted assets):
Consolidated	$141,739	11.0%	$51,604	4.0%	N/A	N/A
Boone Bank & Trust	13,084	9.8	5,325	4.0	$6,656	5.0%
First National Bank	65,112	9.4	27,671	4.0	34,589	5.0
Reliance State Bank	19,966	9.6	8,321	4.0	10,402	5.0
State Bank & Trust	17,224	10.9	6,318	4.0	7,898	5.0
United Bank & Trust	13,313	12.3	4,315	4.0	5,394	5.0

The September 30, 2015 capital ratios are calculated under the Basel III capital rules that became effective on January 1, 2015. Capital ratios prior to January 1, 2015 were calculated under the prompt corrective capital rules that were in effect for those periods.

As disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 12, 2015, in July of 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and the Banks have made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company and the Banks on January 1, 2015, subject to a transition period for certain parts of the rules.

The September 30, 2015 table above includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and the Banks are sufficient to meet the fully phased-in conservation buffer.

14.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after September 30, 2015, but prior to November 6, 2015, that provided additional evidence about conditions that existed at September 30, 2015. There were no other significant events or transactions that provided evidence about conditions that did not exist at September 30, 2015.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. The Banks also offer investment services through a third-party broker-dealer. The Company employs thirteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 207 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and Banks; (iii) fees on wealth management services provided by those Banks exercising trust powers; (iv) service charges on deposit accounts maintained at the Banks and (v) Merchant and card fees. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) provision for loan losses; (iii) salaries and employee benefits; (iv) data processing costs associated with maintaining the Banks’ loan and deposit functions; (v) occupancy expenses for maintaining the Bank’s facilities; (vi) professional fees; and (vii) other real estate owned expenses. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

On August 29, 2014, First National purchased substantially all of the assets, including loans, and assumed substantially all of the liabilities, including deposit accounts, of First Bank, an Iowa state charted bank located in West Des Moines, Iowa, for $4.1 million. First National operates all three bank offices previously operated by First Bank in West Des Moines, Iowa and Johnston, Iowa.

The Company had net income of $4,100,000, or $0.44 per share, for the three months ended September 30, 2015, compared to net income of $3,731,000, or $0.40 per share, for the three months ended September 30, 2014. Total equity capital as of September 30, 2015 totaled $160.4 million or 11.9% of total assets.

The increase in quarterly earnings can be primarily attributed to increased loan interest income driven by a higher loan volume from loans acquired as well as new loan originations.

Net loan recoveries totaled $17,000 for the three months ended September 30, 2015 and net loan charge-offs totaled $42,000 for the three months ended September 30, 2014. The provision for loan losses totaled $38,000 and $55,000 for the three months ended September 30, 2015 and 2014, respectively.

The Company had net income of $11,100,000, or $1.19 per share, for the nine months ended September 30, 2015, compared to net income of $12,113,000, or $1.30 per share, for the nine months ended September 30, 2014.

The decrease in year-to-date earnings can be primarily attributed to the one-time gain on the sale of premises and equipment in 2014 of $1,242,000 with no corresponding gain in 2015, higher provision for loan losses, increased noninterest expense associated with the Acquisition and other real estate owned impairment write downs.

Net loan recoveries totaled $51,000 for the nine months ended September 30, 2015 and net loan charge-offs totaled $172,000 for the nine months ended September 30, 2014. The provision for loan losses totaled $1,037,000 and $130,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 6,348 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	9 Months
	Ended	Ended	3 Months Ended		Years Ended December 31,
	September 30, 2015		June 30, 2015		2014		2013
	Company		Company	Industry *	Company	Industry	Company	Industry

Return on assets	1.24%	1.12%	1.01%	1.09%	1.21%	1.01%	1.14%	1.07%

Return on equity	10.35%	9.36%	8.48%	9.74%	10.09%	9.03%	9.76%	9.56%

Net interest margin	3.36%	3.32%	3.32%	3.06%	3.31%	3.14%	3.18%	3.26%

Efficiency ratio	50.74%	53.45%	54.88%	59.22%	53.37%	61.88%	52.78%	60.54%

Capital ratio	12.00%	11.93%	11.86%	9.53%	12.05%	9.46%	11.67%	9.41%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.24% and 1.20% for the three months ended September 30, 2015 and 2014, respectively. The increase in this ratio in 2015 from the previous period is due to an increase in net income attributed primarily to interest income associated with an increase in average loan balances in 2015.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 10.35% and 9.73% for the three months ended September 30, 2015 and 2014, respectively. The increase in this ratio in 2015 from the previous period is due to the increase in net income attributed primarily to interest income associated with an increase in average loan balances in 2015.

●     Net Interest Margin

The net interest margin for the three months ended September 30, 2015 and 2014 was 3.36% and 3.32%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The increase in this ratio in 2015 is primarily the result of an increase in the average balance of loans, offset in part by a decrease in the average balances of investment securities.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 50.74% and 52.24% for the three months ended September 30, 2015 and 2014, respectively. The decrease in the efficiency ratio in 2015 from the previous period is primarily the result higher loan interest income.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.00% as of September 30, 2015 is significantly higher than the industry average as of June 30, 2015.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2015:

Improving Earnings Trend Remains Broad-Based

FDIC-insured commercial banks and savings institutions earned $43 billion in net income in second quarter 2015, an increase of $2.9 billion (7.3 percent) compared with second quarter 2014. Higher net operating revenue and lower noninterest expenses outweighed increased expenses for loan-loss provisions. Almost 60 percent of all banks—58.9 percent—reported year-over-year growth in quarterly net income, while only 5.6 percent were unprofitable in the quarter. In second quarter 2014, 6.8 percent of all banks reported net losses. The average return on assets rose slightly to 1.09 percent, from 1.07 percent in the 2014 quarter.

Margins Rebound Slightly From 30-Year Low

Net operating revenue—the sum of net interest income and total noninterest income—totaled $172.9 billion in the quarter, up $3.6 billion (2.1 percent) from the year before. More than two-thirds of all banks—67.9 percent— reported higher net operating income. Net interest income increased by $2.4 billion (2.3 percent), as average interest-bearing assets were 5.3 percent higher than a year earlier. The industry net interest margin of 3.06 percent was down from 3.15 percent in second quarter 2014, but was up slightly from the 30-year low of 3.02 percent in first quarter 2015. Noninterest income rose by $1.2 billion (1.9 percent), as servicing income grew by $1.8 billion (63.9 percent), and trading revenue declined by $904 million (14.1 percent).

Net Charge-Off Rate Improves to Pre-Crisis Level

Net charge-offs declined for a 20th consecutive quarter, falling $1.1 billion (11.2 percent) from the 2014 level. The average net charge-off rate fell to 0.42 percent in the quarter, down from 0.50 percent the year before. This is the lowest quarterly charge-off rate for the industry since third quarter 2006. Charge-offs were down, year over year, in all major loan categories except commercial and industrial (C&I) loans and auto loans. C&I net charge-offs were $146 million (15.7 percent) higher than the 2014 quarter, while auto loan charge-offs were up $71 million (21.2 percent).

Noncurrent Rate Continues to Improve

The amount of noncurrent loans and leases (90 days or more past due or in nonaccrual status) fell by $8.3 billion (5.4 percent) during the three months ended June 30. This is the 21st consecutive quarterly decline in noncurrent loan balances. Noncurrent C&I loans increased by $1.5 billion (15.4 percent) during the quarter, and noncurrent auto loans rose by $40 million (4.4 percent). Noncurrent levels declined in all other major loan categories, led by a $6.4 billion (6.7 percent) decline in noncurrent residential mortgage loans. At the end of June, more than a third of the industry’s $144.7 billion in noncurrent loan balances ($50 billion, or 34.6 percent) consisted of loans with U.S. government guarantees, or loans covered by loss-sharing agreements with the FDIC.

Banks Continue to Release Reserves

Insured institutions reduced their loan-loss reserves for a 21st consecutive quarter. Reserve balances declined by $1.4 billion (1.2 percent) during the quarter, as net charge-offs of $8.9 billion exceeded loan-loss provisions of $8.1 billion. This is the smallest quarterly decline in industry reserves since banks began reducing them in second quarter 2010. The industry’s ratio of reserves to total loans and leases fell from 1.45 percent to 1.40 percent during the quarter. This is the lowest average since year-end 2007. However, the average coverage ratio of reserves to noncurrent loans rose for the 11th quarter in a row, from 79.1 percent to 82.7 percent, because of the decline in noncurrent loan balances.

Capital Growth Is Modest

Banks added $4.5 billion to equity capital during the quarter. The modest 0.3 percent increase reflected a reduced contribution from retained earnings and a decline in unrealized gains in available-for-sale securities portfolios. Retained earnings totaled $14.4 billion, which was $3.8 billion (20.9 percent) less than in second quarter 2014. Banks declared $28.6 billion in dividends in the second quarter, up $6.7 billion (30.8 percent) versus the 2014 quarter. Higher interest rates lowered the market values of securities portfolios. Accumulated other comprehensive income, a component of equity capital that includes unrealized gains on securities held for sale, declined by $12.9 billion. The industry’s equity-to-assets ratio rose from 11.18 percent to 11.23 percent during the quarter. At mid-year, 98.6 percent of all FDIC-insured institutions, representing 99.9 percent of industry assets, met or exceeded the requirements for well-capitalized banks, as defined for Prompt Corrective Action purposes.

Non-Operational Deposit Balances Decline

Total deposit balances fell by $25.8 billion (0.2 percent), as at least one large bank reduced its non-operational deposits (wholesale funds in excess of the level needed to provide operational services to wholesale customers) to avoid a regulatory capital surcharge. Deposits in foreign offices declined by $34.1 billion (2.5 percent), and domestic office deposits rose by $8.3 billion (0.1 percent). Domestic deposits in interest-bearing accounts fell by $37.1 billion (0.5 percent), while noninterest-bearing deposits increased by $45.4 billion (1.5 percent). Nondeposit liabilities declined by $34.1 billion, as trading liabilities fell by $57.9 billion (18.9 percent). Federal Home Loan Bank advances rose by $40.7 billion (9.4 percent), and other unsecured borrowings increased by $38.6 billion (13.1 percent).

Only One Bank Failure in the Quarter

The number of insured commercial banks and savings institutions reporting quarterly financial results in the second quarter fell to 6,348 from 6,419 reporters in the first quarter. During the quarter, 66 institutions were merged into other banks, while one insured institution failed. This is the first time since fourth quarter 2007 that there has been only one failure in a quarter. For a sixth consecutive quarter, no new charters were added. Banks reported 2,042,386 full-time equivalent employees in the second quarter, down from 2,042,688 in the first quarter and 2,059,827 in second quarter 2014. The number of insured institutions on the FDIC’s “Problem List” declined for a 17th consecutive quarter, from 253 to 228. Total assets of problem institutions fell from $60.3 billion to $56.5 billion.

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

Goodwill

Goodwill arose in connection with two acquisitions. For the purposes of goodwill impairment testing, determination of the fair value of the reporting units involves the use of significant estimates and assumptions.   Through September 30, 2015, no conditions indicated impairment has incurred. The next annual test will be performed in the fourth quarter of 2015. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used at the time of that evaluation.

Income Statement Review for the Three Months ended September 30, 2015

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2015 and 2014:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$101,382	$1,124	4.44%	$86,166	$950	4.41%
Agricultural	77,403	914	4.72%	71,628	859	4.79%
Real estate	490,282	5,585	4.56%	413,355	4,745	4.59%
Consumer and other	19,505	185	3.80%	14,163	168	4.74%

Total loans (including fees)	688,572	7,808	4.54%	585,312	6,722	4.59%

Investment securities
Taxable	276,205	1,507	2.18%	302,713	1,792	2.37%
Tax-exempt 2	261,882	2,205	3.37%	272,817	2,366	3.47%
Total investment securities	538,087	3,712	2.76%	575,530	4,158	2.89%

Interest bearing deposits with banks and federal funds sold	38,397	94	0.98%	26,386	67	1.01%

Total interest-earning assets	1,265,056	$11,614	3.67%	1,187,228	$10,947	3.69%

Noninterest-earning assets	55,804			61,693

TOTAL ASSETS	$1,320,860			$1,248,921

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
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$655,533	$288	0.18%	$581,618	$262	0.18%
Time deposits > $100,000	89,196	199	0.89%	95,774	227	0.95%
Time deposits < $100,000	136,131	258	0.76%	144,915	314	0.87%
Total deposits	880,860	745	0.34%	822,307	803	0.39%
Other borrowed funds	81,583	258	1.26%	100,597	299	1.19%

Total Interest-bearing liabilities	962,443	1,003	0.42%	922,904	1,102	0.48%

Noninterest-bearing liabilities
Demand deposits	193,518			166,219
Other liabilities	6,431			6,425

Stockholders' equity	158,468			153,373

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,320,860			$1,248,921

Net interest income		$10,611	3.36%		$9,845	3.32%

Spread Analysis
Interest income/average assets	$11,614	3.52%		$10,947	3.51%
Interest expense/average assets	$1,003	0.30%		$1,102	0.35%
Net interest income/average assets	$10,611	3.21%		$9,845	3.15%

Net Interest Income

For the three months ended September 30, 2015 and 2014, the Company's net interest margin adjusted for tax exempt income was 3.36% and 3.32%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2015 totaled $9,840,000 compared to $9,018,000 for the three months ended September 30, 2014.

For the three months ended September 30, 2015, interest income increased $723,000, or 7.1%, when compared to the same period in 2014. The increase from 2014 was primarily attributable to higher average balance of loans, offset in part by lower average balances of investment securities. The higher average balances of loans were due primarily to favorable economic conditions that fueled loan demand and to a lesser extent the Acquisition. The lower average balances of investments were primarily due to maturities and calls.

Interest expense decreased $100,000, or 9.1%, for the three months ended September 30, 2015 when compared to the same period in 2014. The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits due to continued low market interest rates and a decrease in average balance of other borrowed funds.

Provision for Loan Losses

The Company’s provision for loan losses was $38,000 and $55,000 for the three months ended September 30, 2015 and 2014, respectively. Net loan recoveries were $17,000 and net loan charge-offs were $42,000 for the three months ended September 30, 2015 and 2014, respectively. Asset quality indicators for the Company, including impaired and past due loans, remain at favorable levels.

Noninterest Income and Expense

Noninterest income increased $121,000 for the three months ended September 30, 2015 compared to the same period in 2014. The increase in noninterest income is primarily due to higher merchant and card fees and a higher gain on the sale of securities. The increase in merchant and card income is due primarily to the Acquisition. Exclusive of realized securities gains, noninterest income was 5% higher in the third quarter of 2015 compared to the same period in 2014.

Noninterest expense increased $316,000 or 5.6% for the three months ended September 30, 2015 compared to the same period in 2014 primarily as a result of increases in salaries and benefits. Salaries and benefits increased primarily due to the Acquisition and normal salary increases. The efficiency ratio for the third quarter of 2015 was 50.74%, compared to 52.24% in 2014.

Income Taxes

The provision for income taxes expense for the three months ended September 30, 2015 and 2014 was $1,670,000 and $1,393,000, respectively, representing an effective tax rate of 29% and 27%, respectively. The increase in effective rate is due primarily to impact of a lower level of tax-exempt interest income in 2015 compared to the same quarter in 2014.

Income Statement Review for the Nine Months ended September 30, 2015

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2015 and 2014:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$97,028	$3,305	4.54%	$84,543	$2,929	4.62%
Agricultural	76,044	2,689	4.71%	71,322	2,576	4.82%
Real estate	485,392	16,394	4.50%	397,728	13,723	4.60%
Consumer and other	17,766	532	3.99%	13,365	480	4.79%

Total loans (including fees)	676,230	22,920	4.52%	566,958	19,708	4.63%

Investment securities
Taxable	276,287	4,639	2.24%	300,219	5,407	2.40%
Tax-exempt 2	264,631	6,766	3.41%	286,756	7,470	3.47%
Total investment securities	540,918	11,405	2.81%	586,975	12,877	2.93%

Interest bearing deposits with banks and federal funds sold	46,608	288	0.83%	36,583	213	0.78%

Total interest-earning assets	1,263,756	$34,613	3.65%	1,190,516	$32,798	3.67%

Noninterest-earning assets	61,607			57,785

TOTAL ASSETS	$1,325,363			$1,248,301

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
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$651,101	$847	0.17%	$601,347	$855	0.19%
Time deposits > $100,000	90,706	613	0.90%	95,839	705	0.98%
Time deposits < $100,000	140,515	816	0.77%	143,385	997	0.93%
Total deposits	882,322	2,276	0.34%	840,571	2,557	0.41%
Other borrowed funds	86,535	899	1.38%	82,650	898	1.45%

Total Interest-bearing liabilities	968,857	3,175	0.44%	923,221	3,455	0.50%

Noninterest-bearing liabilities
Demand deposits	191,685			169,187
Other liabilities	6,643			6,140

Stockholders' equity	158,178			149,753

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,325,363			$1,248,301

Net interest income		$31,438	3.32%		$29,343	3.29%

Spread Analysis
Interest income/average assets	$34,613	3.48%		$32,798	3.50%
Interest expense/average assets	$3,175	0.32%		$3,455	0.37%
Net interest income/average assets	$31,438	3.16%		$29,343	3.13%

Net Interest Income

For the nine months ended September 30, 2015 and 2014, the Company's net interest margin adjusted for tax exempt income was 3.32% and 3.29%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2015 totaled $29,073,000 compared to $26,731,000 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, interest income increased $2,061,000, or 6.8%, when compared to the same period in 2014. The increase from 2014 was primarily attributable to higher average balance of loans, offset in part by lower average balances of investment securities. The higher average balance of loans was attributable to favorable economic conditions that fueled loan demand and the Acquisition. The lower average balances of investments were primarily due to maturities and calls.

Interest expense decreased $281,000, or 8.1%, for the nine months ended September 30, 2015 when compared to the same period in 2014. The lower interest expense for the period is primarily attributable to lower average rates paid on time deposits due to continued low market interest rates.

Provision for Loan Losses

The Company’s provision for loan losses was $1,037,000 and $130,000 for the nine months ended September 30, 2015 and 2014, respectively. Net loan recoveries were $51,000 and net loan charge-offs were $172,000 for the nine months ended September 30, 2015 and 2014, respectively. Asset quality indicators for the Company, including impaired and past due loans, remain at favorable levels.

Noninterest Income and Expense

Noninterest income decreased $385,000 for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease in noninterest income is primarily due to a one-time gain on the sale of premises and equipment in 2014 with no corresponding gain in 2015, offset in part by higher securities gains. Excluding the premises and equipment gain and the gain on the sale of securities, noninterest income increased $464,000, or 9.2%. This increase was primarily due to gain on the sale of loans held for sale and merchant and card fees. The increase in the gain on the sale of loans held for sale is due to improving residential mortgage loan sales volume. The increase in merchant and card income is due primarily to the Acquisition.

Noninterest expense increased $2,409,000 or 14.7% for the nine months ended September 30, 2015 compared to the same period in 2014 primarily as a result of increased salaries and benefits, other real estate owned expenses, data processing expenses and occupancy expenses. The increase in salaries and benefits, data processing and occupancy was mainly the result of the Acquisition. The increase in other real estate owned expenses was due primarily to impairment write downs.

Income Taxes

The provision for income taxes expense for the nine months ended September 30, 2015 and 2014 was $4,246,000 and $4,592,000, representing an effective tax rate of 28% and 27%, respectively. The increase in effective rate is due primarily to impact of lower tax-exempt interest income for the nine months ended September 30, 2015 compared to the same period in 2014.

Balance Sheet Review

As of September 30, 2015, total assets were $1,343,342,000, a $42,311,000 increase compared to December 31, 2014. The increase in assets was due primarily to loans. The increase in assets was funded primarily by an increase in FHLB borrowings and deposits.

Investment Portfolio

The investment portfolio totaled $546,017,000 as of September 30, 2015, an increase of $3,515,000 or 1% from the December 31, 2014 balance of $542,502,000. The increase in the investment portfolio was primarily due to purchases of U.S. government agencies, offset in part by sales and pay downs of U.S. government mortgage-backed securities.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of September 30, 2015, gross unrealized losses of $1,279,000, are considered to be temporary in nature due to the interest rate environment of 2015 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At September 30, 2015, the Company’s investment securities portfolio included securities issued by 279 government municipalities and agencies located within 25 states with a fair value of $278.0 million. At December 31, 2014, the Company’s investment securities portfolio included securities issued by 314 government municipalities and agencies located within 25 states with a fair value of $281.8 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of September 30, 2015 was $5.1 million (approximately 1.8% of the fair value of the governmental municipalities and agencies) represented by the Dubuque, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of September 30, 2015 and December 31, 2014 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2015		2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$74,282	$75,030	$75,879	$76,857
Texas	10,748	10,978	10,352	10,537
Minnesota	8,422	8,539	8,797	8,932
Other (2015: 18 states; 2014: 18 states)	36,787	37,303	38,405	38,939

Total general obligation bonds	$130,239	$131,850	$133,433	$135,265

Revenue bonds:
Iowa	$135,759	$138,005	$134,683	$137,250
Other (2015: 10 states; 2014: 11 states)	8,102	8,161	9,212	9,261

Total revenue bonds	$143,861	$146,166	$143,895	$146,511

Total obligations of states and political subdivisions	$274,100	$278,016	$277,328	$281,776

As of September 30, 2015 and December 31, 2014, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 8 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2015		2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$86,555	$88,341	$86,386	$88,449
College and universities, primarily dormitory revenues	12,156	12,303	14,005	14,108
Water	10,471	10,516	12,155	12,191
Leases	10,202	10,220	9,551	9,599
Electric	9,537	9,717	7,357	7,578
Other	14,940	15,069	14,441	14,586

Total revenue bonds by revenue source	$143,861	$146,166	$143,895	$146,511

Loan Portfolio

The loan portfolio, net of the allowance for loan losses of $9,927,000, totaled $690,315,000 as of September 30, 2015, an increase of $31,874,000, or 5%, from the December 31, 2014 balance of $658,441,000. The increase in the loan portfolio is primarily due to increased loan volume in the construction real estate, commercial operating and agricultural real estate portfolios, offset by payments received in the commercial real estate and agricultural operating portfolio.

Other Real Estate Owned

Other real estate owned was $3,418,000 and $8,436,000 as of September 30, 2015 and December 31, 2014, respectively. The decrease in the other real estate owned was due to the sale of properties and impairment write downs. Due to potential changes in the real estate markets, it is at least reasonably possible that management’s assessments of fair value will change in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Deposits

Deposits totaled $1,061,378,000 as of September 30, 2015, an increase of $9,255,000, or 1%, from the December 31, 2014 balance of $1,052,123,000. The increase in deposits was primarily due to increases in savings and money market balances.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $52,066,000 as of September 30, 2015, an increase of $801,000, or 2%, from the December 31, 2014 balance of $51,265,000.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on September 30, 2015 totaled $690,315,000 compared to $658,441,000 as of December 31, 2014. Net loans comprise 51.4% of total assets as of September 30, 2015. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.28% at September 30, 2015, as compared to 0.37% at December 31, 2014 and 0.41% at September 30, 2014. The Company’s level of problem loans as a percentage of total loans at September 30, 2015 of 0.28% is lower than the Company’s peer group (332 bank holding companies with assets of $1 billion to $3 billion) of 0.92% as of June 30, 2015.

Impaired loans, net of specific reserves, totaled $1,464,000 as of September 30, 2015 and have declined $606,000 as compared to the impaired loans of $2,070,000 as of December 31, 2014. The decrease in impaired loans since December 31, 2014 is primarily due to payments received on various loans.

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

The Company had TDRs of $794,000 as of September 30, 2015, of which all were included in impaired loans and on nonaccrual status. The Company had TDRs of $1,129,000 as of December 31, 2014, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. The Company had no charge-off related to TDRs for the nine months ended September 30, 2015 and two charge-offs in the amount of $48,000 for the nine months ended September 30, 2014.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. As of September 30, 2015, non-accrual loans totaled $1,897,000 and loans past due 90 days and still accruing totaled $84,000. This compares to non-accrual loans of $2,407,000 and loans past due 90 days and still accruing totaled $36,000 as of December 31, 2014. Other real estate owned totaled $3,418,000 as of September 30, 2015 and $8,436,000 as of December 31, 2014.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2015 was 1.42%, as compared to 1.32% at December 31, 2014. The allowance for loan losses totaled $9,927,000 and $8,838,000 as of September 30, 2015 and December 31, 2014, respectively. Net recoveries of loans totaled $51,000 for the nine months ended September 30, 2015 as compared to net charge-offs of loans of $172,000 for the nine months ended September 30, 2014.

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

As of September 30, 2015, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

●     Company Only Cash Flows

    ●     Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

    ●     Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of September 30, 2015 and December 31, 2014 totaled $66,296,000 and $55,200,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of September 30, 2015 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $113,900,000, with $50,253,000 of outstanding FHLB advances at September 30, 2015. Federal funds borrowing capacity at correspondent banks was $115,172,000, with no outstanding federal fund purchase balances as of September 30, 2015. The Company had securities sold under agreements to repurchase totaling $52,066,000 and term repurchase agreements of $13,000,000.

Total investments as of September 30, 2015 were $546,017,000 compared to $542,502,000 as of December 31, 2014. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of September 30, 2015.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2015 totaled $15,906,000 compared to the $13,921,000 for the nine months ended September 30, 2014. The increase of $1,984,000 in net cash provided by operating activities was primarily due to the provision for loan losses.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2015 was $(44,038,000) compared to $25,007,000 for the nine months ended September 30, 2014. The change in cash (used in) investing activities of $69,045,000 was primarily due to investments, changes in loans and the Acquisition.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2015 totaled $30,543,000 compared to $(37,513,000) for the nine months ended September 30, 2014. The change of $68,056,000 in net cash provided by financing activities was primarily due to an increase in deposits and proceeds from FHLB borrowings, offset in part by a change in securities sold under repurchase agreements. As of September 30, 2015, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. Dividends paid by the Banks to the Company amounted to $6,200,000 and $5,700,000 for the nine months ended September 30, 2015 and 2014, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.20 per share in 2015 from $0.18 per share in 2014.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $8,613,000 as of September 30, 2015 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of September 30, 2015 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2015 totaled $160,405,000 and was higher than the $154,674,000 recorded as of December 31, 2014. The increase in stockholders’ equity was primarily due to net income and an increase in accumulated other comprehensive income, reduced by dividends declared. The increase in other comprehensive income is created by 2015 market interest rates trending higher, which resulted in higher fair values in the securities available-for-sale portfolio. At September 30, 2015 and December 31, 2014, stockholders’ equity as a percentage of total assets was 11.94% and 11.89%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of September 30, 2015.

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

In November, 2014, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of September 30, 2015, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2015.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2015 to July 31, 2015	-	$-	-	100,000

August 1, 2015 to August 31, 2015	-	$-	-	100,000

September 1, 2015 to September 30, 2015	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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
DATE: November 6, 2015
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