Form 10-K
period 2015-12-31
AMES NATIONAL CORP
filed 2016-03-11
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015.	Commission File Number 0-32637.

---------

AMES NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 5TH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

(515) 232-6251

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $2.00 PAR VALUE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes__ No_X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes__ No_X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__        No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer____ Accelerated filer __X__ Non-accelerated filer ____ Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No _X_

As of June 30, 2015, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $228,599,580. Shares of common stock beneficially owned by each executive officer and director of the Company have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock on February 29, 2016, was 9,310,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on or about March 17, 2016, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100% of the stock of five banking subsidiaries consisting of two national banks and three state-chartered banks, as described below. All of the Company’s operations are conducted in the State of Iowa and primarily within the central and north central Iowa counties of Boone, Hancock, Marshall, Polk and Story where the Company’s banking subsidiaries are located. The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries and the management of its own investment and loan portfolios. The principal executive offices of the Company are located at 405 5th Street, Ames, Iowa 50010. The Company’s telephone number is (515) 232-6251 and website address is www.amesnational.com.

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

The principal sources of Company revenue are: (i) interest and fees earned on loans made or held by the Company and Banks; (ii) interest on fixed income investments held by the Company and the Banks; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at the Banks; (v) merchant and card fees; (vi) gain on the sale of loans; and (vii) securities gains. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) professional fees; (vi) business development; (vii) Federal Deposit Insurance Corporation (the “FDIC”) insurance assessments; and (viii) other real estate owned expenses. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Banks’ lending activities consist primarily of short-term and medium-term commercial and agricultural real estate loans, residential real estate loans, agricultural and business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans and origination of mortgage loans for sale into the secondary market. The Banks also offer a variety of demand, savings and time deposits, cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks and automated/video teller machine access. Four of the five Banks also offer trust services.

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

As of December 31, 2015, First National had capital of $72,200,000 and 111 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2015, 2014 and 2013 of approximately $7,223,000, $7,490,000 and $7,200,000, respectively. Total assets as of December 31, 2015, 2014 and 2013 were approximately $704,289,000, $706,185,000 and $629,414,000, respectively.

State Bank & Trust Co., Nevada, Iowa. State Bank is an Iowa, state-chartered, FDIC insured commercial bank. State Bank was acquired by the Company in 1983 through a stock transaction whereby the then shareholders of State Bank exchanged all their State Bank stock for stock in the Company. State Bank was organized in 1939 and provides full-service banking to businesses and residents within the Nevada area from its Nevada location. State Bank closed its Colo office in 2015. It has a strong presence in agricultural, commercial and residential real estate lending.

As of December 31, 2015, State Bank had capital of $18,571,000 and 21 full-time equivalent employees. State Bank had net income for the years ended December 31, 2015, 2014 and 2013 of approximately $2,311,000, $2,280,000 and $2,122,000, respectively. Total assets as of December 31, 2015, 2014 and 2013 were approximately $154,847,000, $157,894,000 and $154,405,000, respectively.

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

As of December 31, 2015, Boone Bank had capital of $14,132,000 and 23 full-time equivalent employees. Boone Bank had net income for the years ended December 31, 2015, 2014 and 2013 of approximately $1,684,000, $1,614,000 and $1,533,000, respectively. Total assets as of December 31, 2015, 2014 and 2013 were approximately $135,767,000, $125,776,000 and $128,551,000, respectively.

Reliance State Bank, Story City, Iowa. Reliance Bank is an Iowa, state-chartered, FDIC insured commercial bank. Reliance Bank was organized in 1928. Reliance Bank was acquired by the Company in 1995 through a stock transaction whereby the then shareholders of Reliance Bank exchanged all their Reliance Bank stock for stock in the Company. In 2012, Reliance Bank completed the purchase of two bank offices of Liberty Bank, F.S.B. located in Garner and Klemme, Iowa (the “Liberty Acquisition”).   These offices were purchased for cash consideration of $5.4 million.  The contractual balance of loans receivable acquired was $47.0 million and the contractual balance of the deposits assumed was $98.1 million.  As a result of the Liberty Acquisition, the Bank recorded a core deposit intangible asset of $1.5 million and goodwill of $5.6 million. Reliance Bank provides full banking services to businesses and residents within the Story City and Garner communities and surrounding areas. Reliance Bank closed its Klemme office in 2015. While its primary emphasis is in agricultural lending, Reliance Bank also provides the traditional lending services typically offered by community banks. It conducts business from its main office located in Story City and full service office located in Garner.

As of December 31, 2015, Reliance Bank had capital of $28,240,000 and 32 full-time equivalent employees. Reliance Bank had net income for the years ended December 31, 2015, 2014 and 2013 of approximately $2,569,000, $2,392,000 and $2,172,000, respectively. Total assets as of December 31, 2015, 2014 and 2013 were approximately $219,452,000, $219,474,000 and $221,597,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally-chartered, commercial bank insured by the FDIC. It was newly chartered in 2002 and offers a broad range of deposit and loan products, as well as wealth management services to customers located in the Marshalltown and surrounding Marshall County area. It conducts business from its main office and a full service office, both located in Marshalltown.

As of December 31, 2015, United Bank had capital of $14,270,000 and 21 full-time equivalent employees. United Bank had net income for the years ended December 31, 2015, 2014 and 2013 of approximately $1,296,000, $1,110,000 and $1,103,000, respectively. Total assets as of December 31, 2015, 2014 and 2013 were approximately $112,480,000, $107,000,000 and $111,420,000, respectively.

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

Commercial Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations and other business entities such as municipalities where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and often times involve personal guarantees given by the owners of the business. Approximately 50% of the loan portfolio consists of loans made for commercial purposes.

The types of loans the Banks offer include:

●	financing guaranteed under Small Business Administration programs
●	operating and working capital loans
●	loans to finance equipment and other capital purchases
●	commercial real estate loans
●	business lines of credit
●	term loans
●	loans to professionals
●	letters of credit

Agricultural Loans. The Banks, by nature of their location in central and north-central Iowa, are directly and indirectly involved in agriculture and agri-business lending. This includes short-term seasonal lending associated with cyclical crop and livestock production, intermediate term lending for machinery, equipment and breeding stock acquisition and long-term real estate lending. These loans are typically secured by the crops, livestock, equipment or real estate being financed. The basic tenet of the Banks' agricultural lending philosophy is a blending of strong, positive cash flow supported by an adequate collateral position, along with a demonstrated capacity to withstand short-term negative impact if necessary. Applicable governmental subsidies and affiliated programs are utilized if warranted to accomplish these parameters. Approximately 20% of the loan portfolio consists of loans made for agricultural purposes.

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

The Banks offer traditional banking services, such as safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated/video teller machine access and automatic drafts (ACH) for various accounts.

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

Investments available-for-sale

The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and to fulfill the Company’s asset/liability management policies.  The Company’s investment portfolios are managed in accordance with a written investment policy adopted by the Board of Directors.  It is the Company’s general policy to purchase investment securities which are U.S. Government securities, U.S. government agency, state and local government obligations, corporate debt securities, other equity securities and overnight federal funds.

Employees

At December 31, 2015, the Banks had a total of 208 full-time equivalent employees and the Company had an additional 12 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical, vision and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

Market Area

The Company operates five commercial banks with locations in Boone, Hancock, Marshall, Polk and Story Counties in central and north central Iowa.

First National is headquartered in Ames, Iowa with a population of 63,266. The major employers are Iowa State University, National Center for Animal Health, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Sauer-Danfoss and McFarland Clinic. First National maintains four offices in the Des Moines metro area with a population of approximately 600,000. The major employers in the Des Moines metro market are State of Iowa, Principal Financial Group, Wells Fargo, UnityPoint Health, Mercy Medical Center, Nationwide Insurance, DuPont Pioneer, Hy-Vee Food Corp and John Deere.  First National’s primary business includes providing retail banking services and business and consumer lending. First National has a minimum exposure to agricultural lending.

Boone Bank is located in Boone, Iowa with a population of 12,633. Boone is the county seat of Boone County. The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and Communication Data Services. The Bank offers a full line of loan, deposit, and trust services. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 6,779. Nevada is the county seat of Story County. The major employers are Print Graphics, General Financial Supply, Mid-American Manufacturing, Mid-States Millwright & Builders, Inc., Burke Corporation and Almaco. State Bank provides various types of loans with a major agricultural presence. It provides a wide variety of banking services including wealth management, deposit, ATM and debit card, and merchant card processing.

Reliance Bank is headquartered in Story City, Iowa with a population of 3,434.  The major employers in the Story City area are Bethany Manor, American Packaging, M.H. Eby, Inc. and Record Printing.  The Bank also maintains offices in Garner, Iowa with a population of 3,098.  Garner is the county seat of Hancock County. The major employers in the Garner area are Iowa Mold & Tooling and Stellar Industries.  All locations are in major agricultural areas and the Bank has a strong presence in this type of lending.  As a full service commercial bank, it provides a full line of products and services.

United Bank is located in Marshalltown, Iowa with a population of 27,727. The major employers are Iowa Veterans Home, Marshalltown School District, JBS Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and Central Iowa HealthCare. Marshalltown is the county seat of Marshall County. The Bank offers a full line of loan, deposit, and wealth management services. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans, automobile financing and real estate loans.

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

In order to compete with the other financial institutions in their primary trade areas, the Banks use, to the fullest extent possible, the flexibility which is accorded by independent status. This includes an emphasis on specialized services, local promotional activity and personal contacts by the Banks' officers, directors and employees. In particular, the Banks compete for deposits principally by offering depositors a wide variety of deposit programs, convenient office locations, hours and other services. The Banks compete for loans primarily by offering competitive interest rates, experienced local lending personnel and quality products and services.

As of December 31, 2015, there were 47 FDIC insured institutions having approximately 112 locations within Boone, Hancock, Marshall, Polk and Story County, Iowa where the Banks' offices are located. First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”).   In response to the last national and international economic recession and to strengthen supervision of financial institutions and systemically important nonbank financial institutions, Congress and the U.S. government have taken a variety of actions, including the enactment of the Dodd-Frank Act on July 21, 2010.  The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s and mandates changes in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments and consumer protection.  While the changes in the law required by the Dodd-Frank Act has most significantly affected larger institutions, even relatively small institutions such as the Company have been affected.

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

First National and United Bank are national banks subject to primary federal regulation and supervision by the Office of Comptroller of the Currency (“OCC”). The FDIC, as an insurer of the deposits to the maximum extent permitted by law, also has some limited regulatory authority over First National and United Bank. State Bank, Boone Bank and Reliance Bank are state banks subject to regulation and supervision by the Iowa Division of Banking. The three state Banks are also subject to regulation and examination by the FDIC, which insures their respective deposits to the maximum extent permitted by law. The federal laws that apply to the Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and the deposit insurance fund of the FDIC and not to protect stockholders of such institutions or their holding companies.

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

FDIC Insurance. Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized up to $250,000.  The coverage limit is per depositor, per insured depository institution for each account ownership category. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law.

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with applicable risk-based capital level requirements as of December 31, 2015.

Basel III Capital Requirements.   In July, 2013, the Agencies, approved final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards.  The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Banks, as compared to the prior U.S. general risk-based capital rules. The Basel III Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios.  The Basel III Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the Basel III Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The Basel III Capital Rules were effective for the Company and Banks on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

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

Pursuant to the Basel III Capital Rules, the Company and Banks are subject to new regulatory capital adequacy requirements promulgated by the Federal Reserve and the OCC. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by the regulators that could have a material adverse effect on the Company’s consolidated financial statements. Prior to January 1, 2015, the Banks were subject to capital requirements under Basel I and there were no capital requirements for the Company. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company and Banks’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Banks’ capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1.  These include, for example, the requirement that deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.  See Note 16 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Pursuant to the Basel III Capital Rules, the effects of certain accumulated other comprehensive income or loss (“AOCI”) items are not excluded; however, the Company and Banks, made a one-time permanent election to continue to exclude these items.  This election was made concurrently with the first filing of certain of the Company and Banks’ periodic regulatory reports in the beginning of 2015 in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio.  The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities issued prior to May 19, 2010, from inclusion in Tier 1 capital, subject to grandfathering in the case of companies, such as us, that had less than $15 billion in total consolidated assets as of December 31, 2009.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will be phased in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016, at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to the Banks, the Basel III Capital Rules revise the Prompt Corrective Action (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.  The Basel III Capital Rules do not change the total risk-based capital requirement for any PCA category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings for a large and risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in high-risk weights for a variety of asset classes.

Should the Company or Banks not meet the requirements of the Basel III Capital Rules, the Company and Banks would be subject to adverse regulatory action by their regulators, which action could result in material adverse consequences for the Company, Banks, and Company shareholders.

As of December 31, 2015, the Banks exceeded all of their regulatory capital requirements and were designated as “well-capitalized” under federal guidelines.  The table below includes certain non-GAAP financial measures that are used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews these measures along with other measures of capital as part of its financial analyses and has included this non-GAAP financial information, and the corresponding reconciliation to total equity.  See Note 16 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements under prompt corrective action. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized." Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2015, each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

Reserves Against Deposits

The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% must be maintained against total transaction accounts of $103,600,000 or less (subject to an exemption not in excess of the first $14,500,000 of transaction accounts). A reserve of $2,673,000 plus 10% of amounts in excess of $103,600,000 must be maintained in the event total transaction accounts exceed $103,600,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

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

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	53	President and Director of First National.

Kevin G. Deardorff	61	Vice President & Technology Director of the Company.

Curtis A. Hoff	53	Named President and Director of United Bank on January 1, 2012. Previously served as an Executive Vice President of United Bank and Senior Vice President of State Bank.

Stephen C. McGill	61	President and Director of State Bank.

John P. Nelson	49	Chief Financial Officer, Vice President, Secretary, Treasurer and Director of the Company. Director and Chairman of Reliance Bank.

Thomas H. Pohlman	65	Chief Executive Officer, President and Director of the Company. Director and Chairman of First National, State Bank, Boone Bank and United Bank.

Jeffrey K. Putzier	54	President and Director of Boone Bank.

Richard J. Schreier	48	President and Director of Reliance Bank.

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

Risks Related to General Business, Economic and Political Conditions

Our earnings and financial condition are affected by general business, economic and political conditions. For example, a depressed economic environment increases the likelihood of lower employment levels and recession, which could adversely affect our earnings and financial condition. General business and economic conditions that could affect us include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets and the strength of the national and local economies in which we operate. Political conditions can also affect our earnings through the introduction of new regulatory schemes and changes in tax laws.

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

Risks Related to Investments

As of December 31, 2015, the fair value of our securities portfolio was approximately $537.6 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, an unfavorable change in the liquidity of an investment, rating agency downgrades of the securities, reinvestment risk, liquidity risk, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause us to recognize an other than temporary impairment (OTTI) in future periods and result in realized losses that negatively impact earnings. The success of any investment activity is affected by general economic conditions. Unexpected volatility or illiquidity in the markets in which we hold securities could reduce our liquidity and stockholders' equity. To mitigate these risks, we have access to lines of credit that provide additional liquidity, if needed.

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

Risks Related to Commercial Real Estate Loans

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2015. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Determination of the allowance is inherently subjective as it requires significant estimates and management’s judgment of credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Also, if charge-offs in future periods exceed the allowance for loan losses; we will need additional provisions to increase the allowance. Any increases in provisions will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

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

Concentration of Operations

Our operations are concentrated primarily in central and north central Iowa. As a result of this geographic concentration, our results of operations may correlate to the economic conditions in this area. Any deterioration in economic conditions in central or north central Iowa, particularly in the industries on which the area depends (including agriculture which, in turn, is dependent upon weather conditions and government support programs), may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our financial condition and results of operations.

Competition with Larger Financial Institutions

The banking and financial services business in our market area continues to be a competitive field and is becoming more competitive as a result of:

●	changes in regulations;
●	changes in technology and product delivery systems; and
●	the accelerating pace of consolidation among financial services providers.

It may be difficult for us to compete effectively in the market, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and customers with various bank and non-bank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services. Our strategic planning efforts continue to focus on capitalizing on our strengths in local markets while working to identify opportunities for improvement to gain competitive advantages.

Damage to our Reputation could Adversely Affect our Business

Our business depends upon earning and maintaining the trust and confidence of our customers, investors, and employees. Damage to our reputation could cause significant harm to our business. Harm to our reputation could arise from numerous sources, including employee misconduct, compliance failures, litigation, or governmental investigations, among other things. In addition, a failure to deliver appropriate standards of service, or a failure or perceived failure to treat customers and clients fairly could result in customer dissatisfaction, litigation, breach of information security, and heightened regulatory scrutiny, all of which could lead to lost revenue, higher operating costs and harm to our reputation. Adverse publicity about us, whether or not true, may also result in harm to our business. Should any events or circumstances that could undermine our reputation occur, there can be no assurance that the additional costs and expenses that we may incur in addressing such issues would not adversely affect our financial condition and results of operations.

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

Technological Advances

The financial services industry is continually undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements and there is a risk we could become less competitive if we are unable to take advantage of these improvements.

Information Security

We depend on data processing, communication and information exchange on a variety of computing platforms and networks and over the internet. We cannot be certain all of our systems are entirely free from vulnerability to attack, despite safeguards which have been installed. We outsource certain key aspects of our data processing and communication to certain third-party providers. While we have selected these third-party providers carefully, we cannot control their actions. If information security is breached, or one of our service providers or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to us or damage to others. If information security is breached, our financial condition, results of operations and future prospects could be adversely affected.

Our accounting policies and methods may require management to make estimates about matters that are inherently uncertain

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with generally accepted accounting principles (“GAAP”) and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances. The application of that chosen accounting policy or method might result in us reporting different amounts than would have been reported under a different alternative. If management's estimates or assumptions are incorrect, we may experience a material loss.

We have identified three accounting policies as being "critical" to the presentation of our financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to (1) the fair value and possible OTTI of investment securities available for sale, (2) the allowance for loan losses, and (3) impairment of goodwill. Because of the inherent uncertainty of these estimates, no assurance can be given that application of alternative policies or methods might not result in the reporting of different amounts of the fair value of securities available for sale, the allowance for loan losses, goodwill valuation and, accordingly, net income.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements.  These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations.

Changes in these standards are continuously occurring, and given the current economic environment, more significant changes may occur.  The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

Government Regulations

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to extensive supervision of, and examination by, federal and state regulatory authorities which may limit our growth and the return to our shareholders by restricting certain activities, such as:

●	the payment of dividends to our shareholders;
●	the payment of dividends to the Company by our banking subsidiaries;
●	possible mergers with or acquisitions of or by other institutions;
●	investment policies;
●	loans and interest rates on loans;
●	interest rates paid on deposits;
●	expansion of branch offices; and/or
●	the possibility to provide or expand securities or trust services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's office is housed in the main office of First National located at 405 5th Street, Ames, Iowa and occupies approximately 4,200 square feet. There are lease agreements between the Company and First National. The main office owned by First National, consists of approximately 45,000 square feet. In addition to its main office, First National conducts its business through six full-service offices, the West Ames office, North Grand office, Ankeny office, West Glen office, Valley Junction office and Johnston office. The West Ames office is located in Ames, Iowa and consists of approximately 1,800 square feet. The North Grand office is located in Ames, Iowa and consists of approximately 3,700 square feet. The office in Ankeny, Iowa occupies approximately 14,000 square feet, of which approximately 3,000 square feet is leased to four tenants for business purposes. The West Glenn office is located in West Des Moines, Iowa and occupies approximately 12,500 square feet and is leased from the Company. The West Glen office leases approximately 2,000 square feet to one tenant. The Valley Junction office is located in West Des Moines, Iowa and consists of approximately 2,600 square feet. The Johnston office is leased and consists of 3,800 square feet. All of the properties owned by the Company and First National are free of any mortgages.

State Bank conducts its business from its main office located at 1025 Sixth Street, Nevada, Iowa. This property is owned by State Bank free of any mortgage.

Boone Bank conducts its business from its main office located at 716 Eighth Street, Boone, Iowa and from one additional full-service office also located in Boone, Iowa. All properties are owned by Boone Bank free of any mortgage.

Reliance Bank conducts its business from its main office located at 606 Broad Street, Story City, Iowa. Approximately 12,400 square feet of the Story City office is leased to twelve individual tenants and two commercial tenants. Reliance also has a full service office located in Garner, Iowa. All properties are owned by Reliance Bank free of any mortgage.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 29, 2016, the Company had approximately 394 shareholders of record and an estimated 1,191 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”. Trading in the Company’s common stock is, however, relatively limited. The closing price of the Company’s common stock was $23.46 on February 29, 2016.

Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

2015			2014
	Market Price			Market Price
Quarter	High	Low	Quarter	High	Low
1st	$26.06	$23.60	1st	$23.50	$20.24
2nd	$26.43	$23.51	2nd	$23.35	$21.15
3rd	$26.40	$22.01	3rd	$24.37	$22.13
4th	$26.41	$22.75	4th	$26.87	$21.63

The Company declared aggregate annual cash dividends in 2015 and 2014 of approximately $7,449,000 and $6,704,000, respectively, or $0.80 per share in 2015 and $0.72 per share in 2014. In February 2016, the Company declared a cash dividend of approximately $1,955,000 or $0.21 per share.

Quarterly dividends declared during the last two years were as follows:

	2015	2014
Quarter	Cash dividends	Cash dividends
	declared per share	declared per share
1st	$0.20	$0.18
2nd	$0.20	$0.18
3rd	$0.20	$0.18
4th	$0.20	$0.18

The decision to declare cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors of the Company and will be subject to, among other things, the future earnings, capital requirements and financial condition of the Company and certain regulatory restrictions imposed on the payment of dividends by the Banks. Such restrictions are discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and in Note 16 (Regulatory Matters) to the Company’s financial statements included herein.

The following performance graph provides information regarding cumulative, five-year total return on an indexed basis of the Company's common stock as compared with the NASDAQ Composite Index, the SNL Midwest OTC_BB and Pink Banks (“Midwest OTC Bank Index”) and the SNL Bank NASDAQ Index (“NASDAQ Bank Index”) prepared by SNL Financial L.C. of Charlottesville, Virginia (www.snl.com). The Midwest OTC Bank Index reflects the performance of 129 bank holding companies operating principally in the Midwest as selected by SNL Financial. The NASDAQ Bank Index is comprised of 283 bank and bank holding companies listed on the NASDAQ market and operating throughout the United States. The indexes assume the investment of $100 on December 31, 2010, in the Company’s common stock, the NASDAQ Composite Index, Midwest OTC Bank Index and the NASDAQ Bank Index with all dividends reinvested. The Company’s stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Ames National Corporation	100.00	92.49	106.74	112.33	134.20	129.65
NASDAQ Composite Index	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank Index	100.00	88.73	105.75	152.00	157.42	169.94
Midwest OTC Bank Index	100.00	99.07	114.39	138.97	159.22	180.14

In November, 2015, the Board of Directors approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in November, 2014) that expired in November, 2015. The Company did not purchase any shares in 2015 or 2014 under either of the Stock Repurchase Plans that were in effect during 2015 or 2014.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2015.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2015 to October 31, 2015 (1)	-	$-	-	100,000

November 1, 2015 to November 30, 2015 (1) and (2)	-	$-	-	100,000

December 1, 2015 to December 31, 2015 (2)	-	$-	-	100,000

Total	-		-

(1)

The Stock Repurchase Plan adopted in November, 2014 expired in November, 2015 and no shares remain available for purchase under this plan as a result of the expiration. No purchases were made under this plan during October or November, 2015.

(2)

A successor Stock Repurchase Plan was approved and became effective on November 11, 2015 and authorized the purchase of up to 100,000 shares. This plan is scheduled to expire on November 8, 2016. No purchases were made under this plan during November or December, 2015.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2011 through 2015 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Selected Financial Data

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011

STATEMENT OF INCOME DATA
Interest income	$43,150	$40,964	$38,434	$38,072	$37,616
Interest expense	4,185	4,547	5,075	5,752	6,730

Net interest income	38,965	36,417	33,359	32,320	30,886
Provision for loan losses	1,099	429	786	22	533

Net interest income after provision for loan losses	37,866	35,988	32,573	32,298	30,353
Noninterest income	8,267	9,252	7,718	7,435	6,970
Noninterest expense	25,312	24,373	21,679	20,803	18,852

Income before provision for income tax	20,821	20,867	18,612	18,930	18,471
Provision for income tax	5,806	5,616	4,658	4,748	4,550

Net income	$15,015	$15,251	$13,954	$14,182	$13,921

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$7,449	$6,704	$5,959	$5,587	$4,876
Cash dividends declared per share	$0.80	$0.72	$0.64	$0.60	$0.52
Basic and diluted earnings per share	$1.61	$1.64	$1.50	$1.52	$1.48
Weighted average shares outstanding	9,310,913	9,310,913	9,310,913	9,310,913	9,399,076

BALANCE SHEET DATA
Total assets	$1,326,747	$1,301,031	$1,233,084	$1,217,692	$1,035,564
Net loans	701,328	658,441	564,502	510,126	438,651
Deposits	1,074,193	1,052,123	1,011,803	1,004,732	818,705
Stockholders' equity	161,250	154,674	142,106	144,736	134,557
Equity to assets ratio	12.15%	11.89%	11.52%	11.89%	12.99%

	Years Ended December 31,
	2015	2014	2013	2012	2011

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$15,015	$15,251	$13,954	$14,182	$13,921
Average assets	1,325,321	1,263,382	1,225,617	1,142,667	1,009,231
Average stockholders' equity	159,047	151,211	142,997	140,716	128,679

Return on assets (net income divided by average assets)	1.13%	1.21%	1.14%	1.24%	1.38%
Return on equity (net income divided by average equity)	9.44%	10.09%	9.76%	10.08%	10.82%

Net interest margin (net interest income divided by average earning assets)	3.33%	3.31%	3.18%	3.35%	3.60%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	53.59%	53.37%	52.78%	52.33%	49.80%

Dividend payout ratio (dividends per share divided by net income per share)	49.69%	43.90%	42.67%	39.47%	35.14%
Dividend yield (dividends per share divided by closing year-end market price)	3.29%	2.78%	2.86%	2.74%	2.67%
Equity to assets ratio (average equity divided by average assets)	12.00%	11.97%	11.67%	12.31%	12.75%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion is provided for the consolidated operations of the Company and its Banks. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks and the managing of its own investment and loan portfolios. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and wealth management services. The Banks also offer investment services through a third-party broker-dealer. The Company employs twelve individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems and the coordination of management activities, in addition to 208 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flows are: (i) interest and fees earned on loans made or held by the Company and Banks; (ii) interest on fixed income investments held by the Company and the Banks; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at the Banks; (v) merchant and card fees; (vi) gain on the sale of loans held for sale; and (vii) securities gains. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) professional fees; (vi) business development; (vii) Federal Deposit Insurance Corporation (the “FDIC”) insurance assessments; and (viii) other real estate owned expenses. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company reported net income of $15,015,000 for the year ended December 31, 2015 compared to $15,251,000 and $13,954,000 reported for the years ended December 31, 2014 and 2013, respectively. This represents a decrease in net income of 1.5% when comparing 2015 with 2014 and an increase in net income of 9.3% when comparing 2014 with 2013. The decrease in net income in 2015 from 2014 was primarily the result of a one-time gain of the disposal of premises and equipment in 2014 and an increase in salaries and benefits and provision for loan losses, offset in part by an increase in net interest income and a decrease in other real estate expenses. The gain on the disposal of premises and equipment in 2014 was primarily due to the sale of First National’s University office. The First Bank Acquisition, described in Item 1 of this Report, contributed to increases in net interest income, noninterest income and noninterest expense in 2015. The increase in net income in 2014 from 2013 was primarily the result of an increase in net interest income, gain on the disposal of premises and equipment in 2014 and an increase in wealth management income, offset in part by increases in salaries and benefits and other real estate owned expenses. The gain on the disposal of premises and equipment was primarily due to the sale of First National’s University office. The First Bank Acquisition, described in Item 1 of this Report, contributed to increases in net interest income, noninterest income and noninterest expense in 2015.    Earnings per share for 2015 were $1.61 compared to $1.64 in 2014 and $1.50 in 2013. All five Banks demonstrated profitable operations during 2015.

The Company’s return on average equity for 2015 was 9.44% compared to 10.09% and 9.76% in 2014 and 2013, respectively, and the return on average assets for 2015 was 1.13% compared to 1.21% in 2014 and 1.14% in 2013. The decrease in return on average equity and assets when comparing 2015 to 2014 was primarily a result of increased average equity and average assets, without a corresponding increase in net income. The increase in return on average equity and assets when comparing 2014 to 2013 was primarily a result of increased net income.

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

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 6,182 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Years Ended December 31,
	2015		2014		2013
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.13%	1.04%	1.21%	1.01%	1.14%	1.07%

Return on equity	9.44%	9.31%	10.09%	9.03%	9.76%	9.56%

Net interest margin	3.33%	3.07%	3.31%	3.14%	3.18%	3.26%

Efficiency ratio	53.59%	59.91%	53.37%	61.88%	52.78%	60.54%

Capital ratio	12.00%	9.59%	11.97%	9.46%	11.67%	9.41%

Key performance indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company’s return on assets ratio is higher than that of the industry, primarily as a result of the Company’s net interest margin and noninterest expense relative to the industry.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company’s return on equity ratio is higher than the industry primarily as a result of the Company’s net interest margin and noninterest expense relative to the industry, offset in part by a higher capital ratio.

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

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio is lower than the industry average, primarily as a result of the Company’s lower noninterest expense.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2015

Earnings and Profitability Register Year-Over-Year Improvement

Declines in expenses for litigation at a few large banks combined with moderate revenue growth to lift fourth-quarter net income at FDIC-insured institutions to $40.8 billion, an increase of $4.4 billion (11.9%) compared with fourth quarter 2014. The improving trend in earnings was widespread. More than half of all banks, or 56.6%, reported year-over-year increases in quarterly net income. Meanwhile, the percentage of banks reporting negative quarterly net income fell to 9.1%, from 9.9% in the year-ago year. The average return on assets (ROA) rose to 1.03% from 0.95% in fourth quarter 2014.

Margins Improve at Large Banks

Net operating revenue—the sum of net interest income and total noninterest income—totaled $174.3 billion in the fourth quarter, up $6.8 billion (4.1%) from a year earlier. More than two-thirds of all banks, or 68%, reported year-over-year growth in revenues. Noninterest income was $3 billion (5%) higher, as servicing income rose by $2.1 billion (178%), and gains on asset sales were $984 million (32%) higher. Net interest income increased by $3.9 billion (3.6%) compared with fourth quarter 2014. The average net interest margin (NIM) was 3.13%, slightly higher than the 3.12% average the year before. This is the first time in five years that the average quarterly NIM hasn’t been lower than the year earlier. Most of the margin improvement occurred at larger banks, whose asset portfolios were better-positioned to benefit from the increase in short-term interest rates late in the quarter. Only 45% of all banks reported year-over-year NIM improvement.

Litigation Expenses Fall 80%

Total noninterest expenses were $2.7 billion (2.5%) lower than in the year-ago quarter. Itemized litigation expenses at a few of the largest banks totaled $616 million, a decline of $2.4 billion (80%) from fourth quarter 2014. Salary and employee benefit expenses were $1.2 billion (2.5%) higher, while expenses for premises and other fixed assets rose $313 million (2.7%).

Loss Provisions Rise to Three-Year High

Provisions for loan and lease losses increased year over year for a sixth consecutive quarter, rising by $3.8 billion (45.5%). The $12 billion in provisions that banks set aside in the fourth quarter is the largest quarterly total in three years. About 37% of banks reported higher quarterly provisions, while a similar proportion reported reductions in their loss provisions.

Charge-Offs Rise in C&I, Consumer Portfolios

Net charge-offs totaled $10.6 billion in the fourth quarter, an increase of $690 million (7%) from a year earlier. This is the first year-over-year increase in quarterly charge-offs in 22 quarters. Net charge-offs of loans to commercial and industrial (C&I) borrowers rose by $512 million (43.4%), as lower oil prices adversely affected some energy sector borrowers. Credit card charge-offs were $292 million (5.6%) higher, an increase largely in line with the growth in total credit card balances. Net charge-offs of auto loans increased by $105 million (15.9%). All other major loan categories had lower charge-offs than a year ago. The average net charge-off rate in the fourth quarter was 0.49%, almost unchanged from the 0.48% average in fourth quarter 2014.

Pace of Loan Growth Accelerates

Total assets increased by $167.8 billion (1.1%) during the quarter. Total loans and leases rose by $197.3 billion (2.3%), as credit card balances had a largely seasonal $41.7 billion (5.8%) increase, C&I loans increased by $39.6 billion (2.2%), and nonfarm nonresidential real estate loans rose by $31.6 billion (2.6%). In addition, loans to nondepository financial institutions increased $17.1 billion (6.5%), and multifamily residential real estate loans rose by $15 billion (4.6%). Loans to small businesses and farms increased $7.1 billion (1.1%). Investment securities holdings grew by $49.6 billion (1.5%). Banks reduced their balances with Federal Reserve banks by $42 billion (3.4%), with most of the decline occurring at a few of the largest banks. Assets in trading accounts fell by $22.1 billion (3.8%).

Deposits Continue to Fund Asset Growth

Total deposits increased by $199.4 billion (1.7%) during the fourth quarter, as deposits in domestic offices rose by $255.9 billion (2.4%), and foreign office deposits declined by $56.5 billion (4.2%). Interest-bearing domestic deposits were up $215.1 billion (2.8%), while noninterest-bearing deposits rose by $40.7 billion (1.4%). Banks reduced their nondeposit liabilities by $35.9 billion (1.8%) during the quarter.

Problem List’ Falls Below 200 Institutions

The number of FDIC-insured commercial banks and savings institutions reporting quarterly financial results declined from 6,270 to 6,182 in the fourth quarter. Mergers absorbed 81 institutions in the three months ended December 31, while two insured institutions failed. No new charters were added in the fourth quarter. Banks reported 2,033,758 full-time equivalent employees in the quarter, down from 2,038,490 in the third quarter and 2,047,945 a year

Critical Accounting Policies

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

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” accompanying the Company’s audited financial statements. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified the allowance for loan losses, the assessment of other-than-temporary impairment for investment securities and the assessment of goodwill to be the Company’s most critical accounting policies.

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

Fair Value and Other-Than-Temporary Impairment of Investment Securities

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

Goodwill

Goodwill arose in connection with the First Bank Acquisition on August 29, 2014 and the Liberty Acquisition on April 27, 2012. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At December 31, 2015, Company’s management has completed the goodwill impairment analysis and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

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

	2015			2014			2013

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)
ASSETS
Interest-earning assets
Loans (1)
Commercial	$98,546	$4,446	4.51%	$85,115	$4,034	4.74%	$80,254	$3,843	4.79%
Agricultural	75,706	3,568	4.71%	72,399	3,469	4.79%	69,117	3,667	5.31%
Real estate	488,827	22,039	4.51%	412,752	19,039	4.61%	363,983	17,191	4.72%
Consumer and other	18,745	728	3.89%	13,840	654	4.73%	14,273	733	5.14%

Total loans (including fees)	681,824	30,781	4.51%	584,106	27,196	4.66%	527,627	25,434	4.82%

Investment securities
Taxable	275,105	6,179	2.25%	296,785	7,105	2.39%	292,179	5,744	1.97%
Tax-exempt (2)	264,028	8,931	3.38%	281,790	9,771	3.47%	295,271	10,558	3.58%

Total investment securities	539,133	15,110	2.80%	578,575	16,876	2.92%	587,450	16,302	2.78%

Interest bearing deposits and federal funds sold	43,580	382	0.88%	40,147	309	0.77%	49,796	391	0.78%

Total interest-earning assets	1,264,537	$46,273	3.66%	1,202,828	$44,381	3.69%	1,164,873	$42,127	3.62%

Noninterest-earning assets
Cash and due from banks	21,052			21,640			20,718
Premises and equipment, net	16,404			12,943			12,108
Other, less allowance for loan losses	23,328			25,971			27,918

Total noninterest-earning assets	60,784			60,554			60,744

TOTAL ASSETS	$1,325,321			$1,263,382			$1,225,617

(1)	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2015			2014			2013

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	$652,063	$1,143	0.18%	$607,273	$1,142	0.19%	$591,044	$1,176	0.20%
Time deposits > $100,000	90,574	809	0.89%	96,244	930	0.97%	96,247	1,080	1.12%
Time deposits < $100,000	138,387	1,067	0.77%	145,704	1,313	0.90%	149,934	1,606	1.07%

Total deposits	881,024	3,019	0.34%	849,221	3,385	0.40%	837,225	3,862	0.46%
Other borrowed funds	86,381	1,166	1.35%	85,246	1,162	1.36%	71,787	1,213	1.69%

Total interest-bearing liabilities	967,405	4,185	0.43%	934,467	4,547	0.49%	909,012	5,075	0.56%

Noninterest-bearing liabilities
Demand deposits	192,112			171,407			167,207
Other liabilities	6,757			6,297			6,401

Stockholders' equity	159,047			151,211			142,997

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,325,321			$1,263,382			$1,225,617

Net interest income		$42,088	3.33%		$39,834	3.31%		$37,052	3.18%

Spread Analysis
Interest income/average assets		$46,273	3.49%		$44,381	3.51%		$42,127	3.44%
Interest expense/average assets		4,185	0.32%		4,547	0.36%		5,075	0.41%
Net interest income/average assets		42,088	3.18%		39,834	3.15%		37,052	3.02%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate loan interest income increased $3,000,000 in 2015 compared to 2014. Increased volume of real estate loans increased interest income in 2015 by $3,423,000 and lower interest rates decreased interest income in 2015 by $423,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

	2015 Compared to 2014			2014 Compared to 2013
(dollars in thousands)
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
Interest income
Loans
Commercial	$615	$(203)	$412	$231	$(40)	$191
Agricultural	157	(58)	99	170	(368)	(198)
Real estate	3,423	(423)	3,000	2,256	(408)	1,848
Consumer and other	204	(130)	74	(22)	(57)	(79)

Total loans (including fees)	4,399	(814)	3,585	2,635	(873)	1,762

Investment securities
Taxable	(515)	(411)	(926)	94	1,267	1,361
Tax-exempt	(595)	(245)	(840)	(470)	(317)	(787)

Total investment securities	(1,110)	(656)	(1,766)	(376)	950	574

Interest bearing deposits and federal funds sold	27	46	73	(77)	(5)	(82)

Total interest-earning assets	3,316	(1,424)	1,892	2,182	72	2,254

Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	72	(71)	1	30	(64)	(34)
Time deposits > $100,000	(50)	(71)	(121)	-	(150)	(150)
Time deposits < $100,000	(64)	(182)	(246)	(44)	(249)	(293)

Total deposits	(42)	(324)	(366)	(14)	(463)	(477)

Other borrowed funds	14	(10)	4	207	(258)	(51)

Total interest-bearing liabilities	(28)	(334)	(362)	193	(721)	(528)

Net interest income-earning assets	$3,344	$(1,090)	$2,254	$1,989	$793	$2,782

(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest bearing liabilities. The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2015, 2014 and 2013, the Company's net interest margin was 3.33%, 3.31% and 3.18%, respectively.

Net interest income during 2015, 2014 and 2013 totaled $38,965,000, $36,417,000 and $33,359,000, respectively, representing a 7.0% increase in 2015 compared to 2014 and a 9.2% increase in 2014 from 2013. Net interest income increased in 2015 as compared to 2014 due primarily to increases in the average balance of real estate loans. Net interest income increased in 2014 as compared to 2013 due primarily to increases in the average balance of real estate loans and the average yield on taxable investment securities.

The high level of competition in the local markets will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s primary market in Ames, Iowa, has ten banks, six credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other market areas in central and north central Iowa creating similarly competitive environments.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company’s provision for loan losses for the year ended December 31, 2015 was $1,099,000 compared to $429,000 for the previous year. The higher provision for loan losses in 2015 as compared to 2014 was due primarily to increases in the general allowance resulting from increased outstanding loans in the construction and commercial operating portfolios. Credit quality indicators such as classified assets and impaired loans have improved since 2014; while past due loans have risen slightly but remain at a favorable level as compared to peer banks. There was no significant change in the allowance for loan loss on impaired loans. The Company’s provision for loan losses for the year ended December 31, 2014 was $429,000 compared to $786,000 for the previous year. The lower provision for loan losses in 2014 as compared to 2013 was due primarily to improved credit quality indicators such as lower past due, impaired and classified loans, as well as a decrease in the allowance for loan loss on impaired loans, offset to a lesser extent due to an increase in the general allowance due to higher loans receivables. Refer to the “Asset Quality and Credit Risk Management” discussion for additional details with regard to loan loss provision expense.

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

Noninterest Income and Expense

Total noninterest income is comprised primarily of fee-based revenues from wealth management and trust services, bank-related service charges on deposit activities, net securities gains, merchant and card fees related to electronic processing of merchant and cash transactions and gain on the sale of loans held for sale.

Noninterest income during the years ended 2015, 2014 and 2013 totaled $8,267,000, $9,252,000 and $7,718,000, respectively. The lower noninterest income in 2015 as compared to 2014 related primarily to the gain on the disposal of premises and equipment in 2014 and lower recognized securities gains, offset in part by higher gains on the sale of loans held for sale and merchant and card fees. The gain on the disposal of premises and equipment was due primarily to the sale of First National’s University office in 2014 which resulted in a $1,257,000 gain. The increase in gain on sale of loans held for sale is due primarily to higher loan origination volume due to favorable economic conditions during 2015. The increase in merchant and card fees is due primarily to the First Bank Acquisition. The higher noninterest income in 2014 as compared to 2013 related primarily to the above-referenced gain on the disposal of premises and equipment in 2014 and wealth management income, offset in part by lower gains on the sale of loans held for sale. The increase in wealth management income was due primarily to market value driven account fees, as market values have increased on managed assets, and estate settlement fees. The decrease in gain on sale of loans held for sale is due primarily to lower loan origination volume due to higher market interest rates during 2014. Excluding securities gains and gain on disposal of premises and equipment in 2015 and 2014, noninterest income increased 7.0% in 2015 as compared to 2014. Excluding securities gains and gain on sale of premises and equipment in 2014 and 2013, noninterest income increased 2.8% in 2014 as compared to 2013.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 60%, 58% and 61% of noninterest expense in 2015, 2014 and 2013, respectively.

Noninterest expense during the years ended 2015, 2014 and 2013 totaled $25,312,000, $24,373,000 and $21,679,000, respectively, representing a 3.9% increase in 2015 compared to a 12.4% increase in 2014. The primary reason for the increase in 2015 was higher salaries and employee benefit costs benefits and data processing costs, offset in part by a decrease in the other real estate owned expense. Salaries and employee benefits increased due primarily to additional payroll costs associated with the First Bank Acquisition and normal salary increases. Data processing costs increased due primarily to the First Bank Acquisition, equipping the West Ames Office and expenses related to the implementation of video banking services. Other real estate owned expenses decreased due to lower levels of impairment write-down in 2015 as compared to 2014. The primary reason for the increase in 2014 was higher salaries and employee benefit costs due primarily to normal salary increases, additional payroll costs associated with the First Bank Acquisition and higher incentive pay and higher other real estate owned expenses due to impairment write-downs. The percentage of noninterest expense to average assets was 1.91% in 2015, compared to 1.93% and 1.77% during 2014 and 2013, respectively.

Provision for Income Taxes

The provision for income taxes for 2015, 2014 and 2013 was $5,807,000, $5,616,000 and $4,658,000, respectively. This amount represents an effective tax rate of 28%, 27% and 25% for 2015, 2014 and 2013, respectively. The Company's marginal federal income tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities. The increase in the effective tax rate for 2015 is due primarily to tax-exempt interest income decreasing as a percent of income before income taxes. The increase in the effective tax rate for 2014 is due primarily to tax-exempt interest income decreasing as a percent of income before income taxes.

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

Total assets increased to $1,326,747,000 in 2015 compared to $1,301,031,000 in 2014, a 2.0% increase. The increase in assets was due primarily to an increase in loans primarily from higher loan volume, offset in part by a decrease in securities available-for-sale and other real estate owned.

Loan Portfolio

Net loans as of December 31, 2015 totaled $701,328,000, an increase of 6.51% from the $658,441,000 as of December 31, 2014. The growth was primarily due to favorable lending environments in most of the Bank’s market areas. This growth is primarily reflected in the construction real estate portfolios and commercial operating portfolios. Loans are the primary contributor to the Company’s revenues and cash flows. The average yield on loans was 171 and 174 basis points higher in 2015 and 2014, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2015.

	2015	2014	2013	2012	2011
(dollars in thousands)
Real Estate
Construction	$66,268	$36,016	$23,928	$17,077	$23,631
1-4 family residential	127,076	122,777	108,289	104,268	94,262
Commercial	251,889	257,054	206,112	178,660	147,500
Agricultural	62,530	57,449	53,834	43,868	32,503
Commercial	102,515	92,703	86,823	80,264	75,958
Agricultural	79,533	85,609	81,326	77,483	52,179
Consumer and other	21,599	15,763	12,795	16,340	20,754

Total loans	711,410	667,371	573,107	517,960	446,787
Deferred loan fees, net	(93)	(92)	(34)	(62)	(231)

Total loans net of deferred fees	$711,317	$667,279	$573,073	$517,898	$446,556

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans. As of December 31, 2015, gross loans totaled approximately $711 million, which equals approximately 66.2% of total deposits and 53.6% of total assets. The Company’s peer group (consisting of 345 bank holding companies with total assets of $1 to $3 billion) loan to deposit ratio as of September 30, 2015 was a much higher 84%. The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy and a higher level of deposits. As of December 31, 2015, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2015

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

		After one
		year but
	Within	within	After
	one year	five years	five years	Total
(dollars in thousands)

Real Estate
Construction	$26,749	$19,719	$19,800	$66,268
1-4 family residential	22,543	48,603	55,930	127,076
Commercial	15,541	177,917	58,431	251,889
Agricultural	6,411	21,442	34,677	62,530
Commercial	44,341	54,595	3,579	102,515
Agricultural	67,730	9,959	1,844	79,533
Consumer and other	10,213	9,708	1,678	21,599

Total loans	$193,528	$341,943	$175,939	$711,410

	After one
	year but
	within	After
	five years	five years

Loan maturities after one year with:
Fixed rates	$303,848	$133,578
Variable rates	38,095	42,361

	$341,943	$175,939

Loans Held For Sale

Mortgage origination funding awaiting delivery to the secondary market totaled $539,000 and $705,000 as of December 31, 2015 and 2014, respectively. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2015 were $537,633,000, a decrease of $4.9 million or 0.9% from the prior year end. As of December 31, 2015 and 2014, the investment portfolio comprised 41% and 42% of total assets, respectively.

The following table presents the fair values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2015, 2014 and 2013, respectively. This portfolio provides the Company with a significant amount of liquidity.

	2015	2014	2013
(dollars in thousands)

U.S. government treasuries	$1,467	$1,448	$-
U.S. government agencies	106,445	87,307	61,178
U.S. government mortgage-backed securities	98,079	120,985	155,142
State and political subdivisions	277,597	281,776	315,224
Corporate bonds	50,889	47,319	44,752
Equity securities	3,156	3,667	3,743

Total	$537,633	$542,502	$580,039

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

The equity securities portfolio consisted primarily of required stocks, such as the FHLB and FRB stock, as of December 31, 2015 and also included a publically traded common stock as of December 31, 2014 and 2013.

During the years ended December 31, 2015, 2014 and 2013, the Company did not recognize an other-than-temporary impairment. Management estimates at the present time there exists no other-than-temporary impairments in the securities available-for-sale portfolio at December 31, 2015; however, it is possible that the Company may incur impairment losses in 2016 and thereafter.

As of December 31, 2015, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity.

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

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have a complicated structure. The Company’s entire portfolio consists of traditional investments, nearly all of which are federal agency or mortgage pass-through securities, general obligation or revenue based municipal bonds or corporate bonds. Equity securities consist of publically traded common stock, FHLB stock and FRB stock. Pricing for such instruments is fairly generic and is easily obtained. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third-party sources.

Investment Maturities as of December 31, 2015

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties.

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total
(dollars in thousands)

U.S. government treasuries	$-	$1,467	$-	$-	$1,467
U.S. government agencies	4,015	65,105	37,324	-	106,444
U.S. government mortgage-backed securities	488	88,018	9,573	-	98,079
States and political subdivisions (1)	26,350	146,479	90,974	13,794	277,597
Corporate bonds	3,583	23,147	24,160	-	50,890

Total	$34,436	$324,216	$162,031	$13,794	$534,477

Weighted average yield
U.S. government treasuries	0.00%	2.00%	0.00%	0.00%	2.00%
U.S. government agencies	2.50%	1.90%	2.27%	0.00%	2.05%
U.S government mortgage-backed securities	4.27%	2.50%	2.73%	0.00%	2.53%
States and political subdivisions (1)	3.61%	3.15%	3.65%	3.92%	3.39%
Corporate bonds	2.57%	2.38%	2.62%	0.00%	2.51%

Total	3.38%	2.66%	3.12%	3.92%	2.88%

(1) Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

At December 31, 2015 and 2014, the Company’s investment securities portfolio included securities issued by 283 and 314 government municipalities and agencies located within 24 and 25 states with a fair value of $277,597,000 and $281,776,000, respectively. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of December 31, 2015 and 2014 was $5.1 million and $5.4 million, respectively (approximately 1.9% of the fair value of the governmental municipalities and agencies) both represented by the Dubuque, Iowa Community School District to be repaid by sales tax revenues as of December 31, 2015 and 2014.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of December 31, 2015 and 2014 identifying the state in which the issuing government municipality or agency operates.

	2015		2014
		Estimated		Estimated
(dollars in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$77,735	$78,255	$75,879	$76,857
Texas	10,712	10,967	10,352	10,537
Minnesota	8,401	8,510	8,797	8,932
Pennsylvania	8,389	8,448	7,377	7,390
Other (2015: 16 states; 2014: 18 states)	26,449	26,916	31,028	31,549

Total general obligation bonds	$131,686	$133,096	$133,433	$135,265

Revenue bonds:
Iowa	$134,333	$136,705	$134,683	$137,250
Other (2015: 9 states; 2014: 11 states)	7,752	7,796	9,212	9,261

Total revenue bonds	$142,085	$144,501	$143,895	$146,511

Total obligations of states and political subdivisions	$273,771	$277,597	$277,328	$281,776

As of December 31, 2015 and 2014, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities and water utilities. The revenue bonds are to be paid from 11 revenue sources in 2015 and 2014. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table.

	2015		2014
		Estimated		Estimated
(dollars in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$88,299	$90,145	$86,386	$88,449
College and universities, primarily dormitory revenues	12,153	12,298	14,005	14,108
Water	10,446	10,548	12,155	12,191
Leases	9,900	9,939	9,551	9,599
Electric Power	8,950	9,141	7,357	7,578
Other	12,337	12,430	14,441	14,586

Total revenue bonds by revenue source	$142,085	$144,501	$143,895	$146,511

Deposits

Total deposits were $1,074,193,000 and $1,052,123,000 as of December 31, 2015 and 2014, respectively. The increase of $22,070,000 between the periods can be attributed to increases in money market accounts and demand deposit accounts, offset by decreases in other time deposits due in part to the low rate environment.

The Company’s primary source of funds is customer deposits. The Banks attempts to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 59% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company had $3,247,000 of brokered deposits as of December 31, 2015 and 2014.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2015, 2014 and 2013.

	2015		2014		2013
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)

Noninterest bearing demand deposits	$192,112	0.00%	$171,407	0.00%	$167,207	0.00%
Interest bearing demand deposits	300,285	0.16%	293,181	0.18%	294,767	0.20%
Money market deposits	271,838	0.21%	244,461	0.21%	233,344	0.21%
Savings deposits	79,940	0.13%	69,633	0.15%	62,933	0.16%
Time certificates > $100,000	90,574	0.89%	96,244	0.97%	96,247	1.12%
Time certificates < $100,000	138,387	0.77%	145,704	0.90%	149,934	1.07%

	$1,073,136		$1,020,629		$1,004,433

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2015, 2014 and 2013.

	2015	2014	2013
(dollars in thousands)
3 months or less	$13,370	$18,632	$18,230
Over 3 through 12 months	46,643	37,425	39,765
Over 12 through 36 months	23,704	29,308	28,722
Over 36 months	6,503	8,443	10,361

Total	$90,220	$93,808	$97,078

Securities Sold Under an Agreement to Repurchase

Securities sold under agreements to repurchase totaled $54,290,000 and $51,265,000 as of December 31, 2015 and 2014, respectively an increase of 5.9%.

Borrowed Funds

Borrowed funds that may be utilized by the Company are comprised of FHLB advances, federal funds purchased, repurchase agreements and financing agreements. Borrowed funds are an alternative funding source to deposits and can be used to fund the Company’s assets and unforeseen liquidity needs. FHLB advances are loans from the FHLB that can mature daily or have longer maturities for fixed or floating rates of interest. Federal funds purchased are borrowings from other banks that mature daily. Securities sold under agreement to repurchase (repurchase agreements) are similar to deposits as they are funds lent by various Bank customers; however, investment securities are pledged to secure such borrowings. The Company has repurchase agreements that reprice daily. Term repurchase agreements are funds lent by a third party with securities pledged to secure such borrowings. These term repurchase agreements have longer terms. Financing agreements are comprised of financing transactions of transferred loans by First National that First National maintains effective control.

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2015, 2014 and 2013.

	2015		2014		2013

		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$54,290	0.33%	$51,265	0.27%	$39,617	0.32%
FHLB advances	18,542	2.24%	14,468	2.68%	14,541	2.70%
Other borrowings	13,000	3.62%	23,000	3.59%	20,000	3.40%

Total	$85,832	1.24%	$88,733	1.52%	$74,157	1.62%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2015, 2014 and 2013.

	2015		2014		2013

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$52,187	0.28%	$51,536	0.28%	$34,908	0.33%
FHLB advances	17,199	2.34%	15,888	2.50%	16,879	2.40%
Other borrowings	16,995	3.63%	17,822	3.48%	20,000	3.46%

Total	$86,381	1.35%	$85,246	1.36%	$71,787	1.69%

Maximum Amount Outstanding during the Year

Federal funds purchased and repurchase agreements	$66,245		$71,485		$45,956
FHLB advances	$50,253		$39,598		$45,077
Other borrowings	$23,000		$23,000		$20,000

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2015, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods. These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company. For additional information, including quantification of the amounts involved, see Note 15 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Contractual Obligations

The following table sets forth the balance of the Company’s contractual obligations by maturity period as of December 31, 2015.

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
(dollars in thousands)

Deposits	$1,074,193	$984,072	$70,079	$19,903	$139
Securities sold under agreements to repurchase	54,290	54,290	-	-	-
Federal funds purchased	-	-	-	-	-
FHLB advances and other borrowings (1)	31,542	3,546	25,597	2,105	294
Leases	341	93	186	62
Purchase obligations (2)	4,373	1,722	2,071	580	-

Total	$1,164,739	$1,043,723	$97,933	$22,650	$433

(1) FHLB advances consist of various FHLB borrowings with fixed rates with final maturities through 2025. $11.5 million of the FHLB advances are callable quarterly and $0.5 million of the FHLB advances are amortizing and puttable. Other borrowings also include $13.0 million of term repurchase agreements having maturities greater than one year and can be called by the issuing financial institution quarterly. The term repurchase agreements have final maturities through 2018.

(2) Purchase obligations include data processing, internet banking services and card processing contracts that include termination provisions that would accelerate all future payments in the event the Company changed service providers prior to the contracts’ expirations.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2015, totaled $701,328,000 as compared to $658,441,000 as of December 31, 2014, an increase of 6.5%. Net loans comprise 53% of total assets as of the end of 2015. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company’s non-performing assets have decreased by 71% from December 31, 2014 and total $3,140,000 as of December 31, 2015. The Company’s level of non-performing assets as a percentage of assets of 0.24% as of December 31, 2015, is lower than the average for the Company’s peer group of FDIC insured institutions as of September 30, 2015, of 0.89%. Management believes that the allowance for loan losses as of December 31, 2015 remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ended December 31, 2015.

	2015	2014	2013	2012	2011
(dollars in thousands)

Non-performing assets:
Nonaccrual loans	$1,818	$2,407	$2,508	$5,567	$7,915
Loans 90 days or more past due	75	36	27	-	152

Total non-performing loans	1,893	2,443	2,535	5,567	8,067
Securities available-for-sale	-	-	-	-	-
Other real estate owned	1,250	8,436	8,861	9,911	9,538

Total non-performing assets	$3,143	$10,879	$11,396	$15,478	$17,605

The accrual of interest on nonaccrual and other impaired loans is generally discontinued at 90 days or when, in the opinion of management, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received and when principal obligations are expected to be recoverable. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other impaired loans remaining on accrual is monitored and income is recognized based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan or the observable fair value of the loan’s collateral.

Impaired loans totaled $1,818,000 as of December 31, 2015 and were $589,000 lower than the impaired loans as of December 31, 2014. The Company considers impaired loans to generally include the non-performing loans (consisting of nonaccrual loans and loans past due 90 days or more and still accruing) and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $439,000 and $337,000 at December 31, 2015 and 2014, respectively. The average balances of impaired loans for the years ended December 31, 2015 and 2014 were $2,104,000 and $2,173,000, respectively. For the years ended December 31, 2015, 2014 and 2013, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $162,000, $136,000 and $287,000, respectively, with $164,000, $453,000 and $347,000, respectively, recorded. There was $75,000 of loans greater than 90 days past due and still accruing interest as of December 31, 2015 and there was $36,000 of loans greater than 90 days past due and still accruing interest at December 31, 2014.

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

The adequacy of the allowance for loan losses is evaluated quarterly by management, the Company and respective Bank boards. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current economic conditions and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or collateral are sufficient to repay the loan; delinquent status; criticism of the loan in a regulatory examination; the accrual of interest has been suspended; or other reasons, including when the loan has other special or unusual characteristics which warrant special monitoring.

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

	2015	2014	2013	2012	2011
(dollars in thousands)

Balance at beginning of period	$8,838	$8,572	$7,773	$7,905	$7,521
Charge-offs:
Real estate
Construction	-	-	-	-	-
1-4 Family residential	25	151	81	154	75
Commercial	-	-	-	-	51
Agricultural	-	-	-	-	-
Commercial	-	17	-	30	2
Agricultural	39	-	-	-	23
Consumer and other	5	77	36	48	52

Total charge-offs	69	245	117	232	203

Recoveries:
Real estate
Construction	50	25	-	-	-
1-4 Family residential	26	18	54	3	-
Commercial	4	-	51	4	2
Agricultural	-	-	-	-	-
Commercial	-	19	3	24	21
Agricultural	28	-	-	-	17
Consumer and other	12	20	22	47	14

Total recoveries	120	82	130	78	54

Net charge-offs (recoveries)	(51)	163	(13)	154	149
Provisions charged to operations	1,099	429	786	22	533

Balance at end of period	$9,988	$8,838	$8,572	$7,773	$7,905

Average loans outstanding	$681,824	$527,627	$482,699	$431,368	$417,688

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	-0.01%	0.03%	0.00%	0.03%	0.03%

Ratio of allowance for loan losses to total loans net of deferred fees	1.40%	1.32%	1.50%	1.50%	1.77%

The allowance for loan losses increased to $9,988,000 at the end of 2015 in comparison to the allowance of $8,838,000 at year end 2014 as a result of provisions of $1,099,000 and net recoveries of $51,000. The higher provision for loan losses in 2015 as compared to 2014 was due primarily to increased outstanding loans in the construction and commercial real estate portfolios. Credit quality indicators such as classified assets and impaired loans have improved while past due loans have risen slightly but remain at a favorable level as compared to peer banks. There was no significant change in the allowance for loan loss on impaired loans. The allowance for loan losses increased to $8,838,000 at the end of 2014 in comparison to the allowance of $8,572,000 at year end 2013 as a result of provisions of $429,000 and net charge-offs of $162,000. The lower provision for loan losses in 2014 as compared to 2013 was due primarily to improved credit quality indicators, excluding the loans acquired as a part of the First Bank Acquisition, such as past due loans, classified assets, impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. This decrease was offset in part by provisions required due to an increase in the loan portfolio. The allowance for loan losses increased to $8,572,000 at the end of 2013 in comparison to the allowance of $7,773,000 at year end 2012 as a result of provisions of $786,000 and net recoveries of $13,000. The higher provision for loan losses in 2013 as compared to 2012 was due primarily to a higher provision required as a result of an increase in the loan portfolio. This increase was offset in part by to improved credit quality indicators such as lower impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. The allowance for loan losses decreased to $7,773,000 at the end of 2012 in comparison to the allowance of $7,905,000 at year end 2011 as a result of net charge offs of $154,000, offset in part by provisions of $22,000. The lower provision for loan losses in 2012 as compared to 2011 was due primarily to improved credit quality indicators such as lower past due, watch, substandard and impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. These factors were offset in part by an increase in the loan portfolio.

General reserves for loan categories range from 1.07% to 1.81% of the outstanding loan balances as of December 31, 2015. In general as loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline. The loan provisions recognized in 2015 were due primarily to increases in the loan portfolio. The loan provisions recognized in 2014 were due primarily to increases in the loan portfolio, offset in part by lower provisions needed due to improved credit quality indicators, excluding loans acquired as a part of the First Bank Acquisition, impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. The loan provisions recognized in 2013 were due primarily to increases in the loan portfolio, offset in part by lower impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. The allowance relating to commercial real estate and 1-4 family residential are the largest reserve components. Construction, commercial operating and agricultural operating loans have higher general reserve levels as a percentage than the other loan categories as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch, special mention, substandard and impaired loans and less favorable economic conditions for those portfolios. As of December 31, 2015, commercial real estate loans have general reserves ranging from 1.25% to 1.45%.

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

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. As of December 31, 2015, the specific reserve increased to $439,000 from $337,000, as the volume of problem credits decreased. As of December 31, 2014, the specific reserve decreased to $337,000 from $477,000, as the volume of problem credits decreased. As of December 31, 2013, the specific reserve decreased to $477,000 from $702,000, as the volume of problem credits decreased. As of December 31, 2012, the specific reserve decreased to $702,000 from $876,000, as the volume of problem credits decreased. As of December 31, 2011, the specific reserve increased to $876,000 from $445,000, as the volume of problem credits increased. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had the largest impact on the reallocation of the allowance among different parts of the portfolio.

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses.

	2015		2014		2013		2012		2011
(dollars in thousands)
	Amount	% *	Amount	% *	Amount	% *	Amount	% *	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$999	9%	$495	5%	$392	4%	$375	3%	$793	5%
1-4 family residential	1,806	18%	1,648	18%	1,523	19%	1,433	21%	1,402	21%
Commercial	3,558	36%	3,214	38%	3,230	36%	2,859	35%	2,859	33%
Agricultural	760	9%	737	10%	686	10%	523	8%	501	7%
Commercial	1,371	14%	1,247	14%	1,435	15%	1,461	15%	1,352	17%
Agricultural	1,256	11%	1,312	13%	1,165	14%	945	15%	764	12%
Consumer and other	239	3%	185	2%	141	2%	177	3%	234	5%

	$9,989	100%	$8,838	100%	$8,572	100%	$7,773	100%	$7,905	100%

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

As of December 31, 2015, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, federal funds sold and interest-bearing deposits in financial institutions for December 31, 2015, 2014 and 2013 totaled $50,999,000, $55,200,000 and $47,898,000, respectively. The lower balance of liquid assets at December 31, 2015 primarily relates to a decrease in interest bearing deposits in financial institutions.

Other sources of liquidity available to the Banks include borrowing capacity with the FHLB of $154,509,000 and federal funds borrowing capacity at correspondent banks of $116,570,000. As of December 31, 2015, the Company had outstanding FHLB advances of $18,542,000, no federal funds purchased, securities sold under agreements to repurchase of $54,290,000 and other borrowings of $13,000,000. While the borrowing option is available, the Company has no Treasury Tax and Loan option notes outstanding.

Total investments as of December 31, 2015, were $537,633,000 compared to $542,502,000 as of year-end 2014. As of December 31, 2015 and 2014, the investment portfolio as a percentage of total assets was 41% and 42%, respectively. The investment portfolio provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2015 and 2014 and have pretax net unrealized gains of $5,527,000 and $7,098,000, respectively.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2015, 2014 and 2013 totaled $22,714,000, $19,508,000 and $23,525,000, respectively. The increase in net cash provided by operating activities in 2015 as compared to 2014 was primarily due to a decrease in deferred income taxes and lower gain on disposal of bank premises and equipment. The decrease in net cash provided by operating activities in 2014 as compared to 2013 was primarily due to lower amortization of mortgage-backed securities, a decrease in other assets, higher gain on sale and disposal of bank premises and equipment, offset in part by an increase in net income and higher impairment of other real estate owned.

Net cash provided by (used in) investing activities for the years ended December 31, 2015, 2014 and 2013 was $(34,468,000), $16,184,000 and $(47,923,000), respectively. The change in net cash provided by (used in) investing activities in 2015 was primarily due to changes in securities available-for-sale and change in cash acquired, net of cash paid for acquired bank offices acquired in the First Bank Acquisition. The change in net cash provided by investing activities in 2014 was primarily due to changes in securities available-for-sale and cash acquired, net of cash paid for acquired bank offices acquired in the First Bank Acquisition, offset in part by the change in interest bearing deposits in financial institutions.

Net cash provided by (used in) financing activities for the years ended December 31, 2015, 2014 and 2013 totaled $12,029,000, $(36,232,000) and $13,862,000, respectively. The change in net cash provided by (used in) financing activities in 2015 was due primarily to a change in deposits. The change in net cash (used in) financing activities in 2014 was due primarily to a change in deposits. As of December 31, 2015, the Company did not have any external debt financing, off balance sheet financing arrangements or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2015, dividends from the Banks amounted to $8,350,000 compared to $7,600,000 in 2014. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated cash, interest bearing deposits and marketable investment securities totaling $8,946,000 that were available at December 31, 2015 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $158,566,000 as of December 31, 2015 compared to a total of $159,527,000 at the end of 2014. The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2015. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no other known trends in liquidity and cash flow needs as of December 31, 2015, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $161,250,000 at December 31, 2015, from $154,674,000 at December 31, 2014. At December 31, 2015 and 2014, stockholders’ equity as a percentage of total assets was 12.2% and 11.9%, respectively. The increase in stockholders’ equity was primarily the result of net income, offset in part by lower fair value on the securities available-for-sale as reflected in the decrease in accumulated other comprehensive income, and dividends declared. The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2015.

From time to time, the Company’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. No shares of common stock were repurchased under stock repurchase plans in 2015 and 2014. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Report.

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

●	Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability of the Banks to maintain unsecured federal funds lines with correspondent banks.

●	Changes imposed by regulatory agencies to increase capital to a level greater than the level required for well-capitalized financial institutions.

●	Inflation and interest rate, securities market and monetary fluctuations.

●	Political instability, acts of war or terrorism and natural disasters.

●	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

●	Revenues being lower than expected.

●	Changes in consumer spending, borrowings and savings habits.

●	Changes in the financial performance and/or condition of the Company’s borrowers.

●	Credit quality deterioration, which could cause an increase in the provision for loan losses.

●	Technological changes and risks related to breaches of data security and cyber attacks.

●	The ability to increase market share and control expenses.

●	Changes in the competitive environment among financial or bank holding companies and other financial service providers.

●	The effect of changes in laws and regulations with which the Company and the Banks must comply, including developments and changes related to the implementation of the Dodd-Frank Act.

●	Changes in the securities markets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company’s primary market risk exposure and how that exposure was managed in 2015 changed when compared to 2014.

Based on a simulation modeling analysis performed as of December 31, 2015, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2016

	$ Change	% Change
(dollars in thousands)
+300 Basis Points	$(4,408)	-11.25%
+200 Basis Points	(2,849)	-7.27%
+100 Basis Points	(1,445)	-3.69%
-100 Basis Points	(1,223)	-3.12%

Down 200 and 300 basis points are not presented due to the low interest rate environment.

As shown above, at December 31, 2016, the estimated effect of an immediate 300 basis point increase in interest rates would decrease the Company’s net interest income by 11.25% or approximately $4,408,000 in 2016. In an increasing interest rate environment, the assets are repricing slower than the liabilities, thus a decrease in net interest income. The estimated effect of an immediate 100 basis point decrease in rates would decrease the Company’s net interest income by 3.12% or approximately $1,223,000 in 2016. In a decreasing interest rate environment, a portion of the liabilities are not repricing downward due to their already historically low rates, thus a decrease in net interest income. The Company’s Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks’ objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2015. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

	Less than	Three	One to	Over
	three	months to	five	five	Cumulative
	months	one year	years	years	Total
(dollars in thousands)
Interest - earning assets
Interest-bearing deposits	$8,452	$3,354	$14,940	$247	$26,993
Investments (1)	6,408	28,028	324,216	178,981	537,633
Loans	107,843	85,685	341,942	175,940	711,410
Loans held for sale	540	-	-	-	540

Total interest - earning assets	$123,243	$117,067	$681,098	$355,168	$1,276,576

Interest - bearing liabilities
Interest bearing demand deposits	$298,227	$-	$-	$-	$298,227
Money market and savings deposits	354,026	-	-	-	354,026
Time certificates > $100,000	13,370	46,643	30,207	-	90,220
Time certificates < $100,000	22,344	46,920	59,774	139	129,177
Other borrowed funds (2)	3,042	1,000	27,500	-	31,542

Total interest - bearing liabilities	$691,009	$94,563	$117,481	$139	$903,192

Interest sensitivity gap	$(567,766)	$22,504	$563,617	$355,029	$373,384

Cumulative interest sensitivity gap	$(567,766)	$(545,262)	$18,355	$373,384	$373,384

Cumulative interest sensitivity gap as a percent of total assets	-42.79%	-41.10%	1.38%	28.14%

(1)	Investments with maturities over 5 years include the market value of equity securities of $3,156
(2)

Includes $18.5 million of advances from the FHLB. Of these advances, $6.5 million are term advances, $11.5 million are callable and $0.5 million are 15 year amortizing. The term advances have been categorized based upon their maturity date. The $11.5 million of callable advances were also categorized based upon maturity, because the interest rates on such advances are above current market rates. The $0.5 million of amortizing advances are based upon put date, since the rates are above market rates. Includes $13.0 million of term repurchase agreements, of which all are callable. The term repurchase agreements were categorized based upon maturity, because the interest rates on such advances are above current market rates.

As of December 31, 2015, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were a negative 43% and 41%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods. This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company. The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we determined that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2015 has been audited by CliftonLarsonAllen LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Thomas H. Pohlman Thomas H. Pohlman, Chief Executive Officer and President

/s/ John P. Nelson John P. Nelson, Chief Financial Officer and Vice President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ames National Corporation

Ames, Iowa

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ CliftonLarsonAllen LLP

West Des Moines, Iowa

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ames National Corporation

Ames, Iowa

We have audited Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ames National Corporation’s management is responsible for maintaining effective internal control over the financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ames National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based upon criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion.

/s/ CliftonLarsonAllen LLP

West Des Moines, Iowa

March 11, 2016

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
ASSETS
Cash and due from banks	$24,005,801	$23,730,257
Interest bearing deposits in financial institutions	26,993,091	31,469,382
Securities available-for-sale	537,632,990	542,502,381
Loans receivable, net	701,328,171	658,440,998
Loans held for sale	539,370	704,850
Bank premises and equipment, net	17,007,798	15,956,989
Accrued income receivable	7,565,791	7,471,023
Other real estate owned	1,249,915	8,435,885
Deferred income taxes	1,276,571	2,633,177
Core deposit intangible, net	1,308,731	1,730,231
Goodwill	6,732,216	6,732,216
Other assets	1,106,698	1,223,328

Total assets	$1,326,747,143	$1,301,030,717

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$202,542,011	$188,725,609
NOW accounts	298,227,493	298,581,556
Savings and money market	354,026,475	321,700,422
Time, $250,000 and over	36,956,653	36,169,601
Other time	182,440,490	206,946,069
Total deposits	1,074,193,122	1,052,123,257

Securities sold under agreements to repurchase	54,289,915	51,265,011
Federal Home Loan Bank (FHLB) advances	18,542,203	14,467,737
Other borrowings	13,000,000	23,000,000
Dividend payable	1,862,183	1,675,964
Accrued expenses and other liabilities	3,609,663	3,824,330
Total liabilities	1,165,497,086	1,146,356,299

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of December 31, 2015 and 2014	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	118,267,767	110,701,847
Accumulated other comprehensive income	3,481,736	4,472,017
Total stockholders' equity	161,250,057	154,674,418

Total liabilities and stockholders' equity	$1,326,747,143	$1,301,030,717

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Interest income:
Loans, including fees	$30,780,496	$27,196,859	$25,433,950
Securities:
Taxable	6,179,492	7,104,563	5,744,321
Tax-exempt	5,808,011	6,354,147	6,864,948
Interest bearing deposits and federal funds sold	382,346	308,782	390,594
Total interest income	43,150,345	40,964,351	38,433,813

Interest expense:
Deposits	3,019,273	3,385,099	3,861,713
Other borrowed funds	1,165,866	1,162,002	1,213,050
Total interest expense	4,185,139	4,547,101	5,074,763

Net interest income	38,965,206	36,417,250	33,359,050

Provision for loan losses	1,099,183	429,140	786,390

Net interest income after provision for loan losses	37,866,023	35,988,110	32,572,660

Noninterest income:
Wealth management income	2,724,451	2,748,619	2,199,797
Service fees	1,740,740	1,649,169	1,580,811
Securities gains, net	888,179	1,110,953	1,002,920
Gain on sale of loans held for sale	907,875	704,051	1,200,402
Merchant and card fees	1,378,218	1,189,503	1,142,027
Gain (loss) on disposal of premises and equipment, net	(5,388)	1,239,581	-
Other noninterest income	633,118	610,203	591,821
Total noninterest income	8,267,193	9,252,079	7,717,778

Noninterest expense:
Salaries and employee benefits	15,231,369	14,129,956	13,131,556
Data processing	3,027,203	2,609,185	2,414,564
Occupancy expenses	1,889,793	1,680,351	1,471,978
FDIC insurance assessments	680,563	645,997	661,127
Professional fees	1,274,298	1,274,111	1,127,666
Business development	1,064,362	1,103,923	957,702
Other real estate owned, net	613,812	1,502,408	651,401
Core deposit intangible amortization	421,500	317,333	273,700
Other operating expenses, net	1,109,121	1,110,199	989,178
Total noninterest expense	25,312,021	24,373,463	21,678,872

Income before income taxes	20,821,195	20,866,726	18,611,566

Provision for income taxes	5,806,544	5,615,519	4,657,922

Net income	$15,014,651	$15,251,207	$13,953,644

Basic and diluted earnings per share	$1.61	$1.64	$1.50

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Net income	$15,014,651	$15,251,207	$13,953,644
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(683,696)	7,493,309	(15,860,903)
Less: reclassification adjustment for gains realized in net income	888,179	1,110,953	1,002,920
Other comprehensive income (loss) before tax	(1,571,875)	6,382,356	(16,863,823)
Tax expense (benefit) related to other comprehensive income (loss)	(581,594)	2,361,471	(6,239,613)
Other comprehensive income (loss), net of tax	(990,281)	4,020,885	(10,624,210)
Comprehensive income	$14,024,370	$19,272,092	$3,329,434

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2015, 2014 and 2013

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2012	$18,865,830	$22,651,222	$94,159,839	$11,075,342	$(2,016,498)	$144,735,735
Net income	-	-	13,953,644	-	-	13,953,644
Other comprehensive (loss)	-	-	-	(10,624,210)	-	(10,624,210)
Cash dividends declared, $0.64 per share	-	-	(5,958,985)	-	-	(5,958,985)
Balance, December 31, 2013	18,865,830	22,651,222	102,154,498	451,132	(2,016,498)	142,106,184
Net income	-	-	15,251,207	-	-	15,251,207
Retirement of 122,002 shares of treasury stock	(244,004)	(1,772,494)	-	-	2,016,498	-
Other comprehensive income	-	-	-	4,020,885	-	4,020,885
Cash dividends declared, $0.72 per share	-	-	(6,703,858)	-	-	(6,703,858)
Balance, December 31, 2014	18,621,826	20,878,728	110,701,847	4,472,017	-	154,674,418
Net income	-	-	15,014,651	-	-	15,014,651
Other comprehensive (loss)	-	-	-	(990,281)	-	(990,281)
Cash dividends declared, $0.80 per share	-	-	(7,448,731)	-	-	(7,448,731)
Balance, December 31, 2015	$18,621,826	$20,878,728	$118,267,767	$3,481,736	$-	$161,250,057

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,014,651	$15,251,207	$13,953,644
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,099,183	429,140	786,390
Provision for off-balance sheet commitments	7,000	99,000	80,700
Amortization of securities available-for-sale, loans and deposits, net	3,404,299	4,038,355	6,073,347
Amortization of core deposit intangible asset	421,500	317,333	273,700
Depreciation	1,147,120	892,400	797,715
Provision (credit) for deferred income taxes	1,938,200	32,455	(420,050)
Securities gains, net	(888,179)	(1,110,953)	(1,002,920)
Impairment of other real estate owned	614,687	1,744,366	670,000
(Gain) on sale of other real estate owned, net	(100,409)	(95,036)	(50,445)
(Gain) loss on sale and disposal of bank premises and equipment, net	97,451	(1,239,581)	-
Change in assets and liabilities:
(Increase) decrease in loans held for sale	165,480	(409,232)	734,562
(Increase) decrease in accrued income receivable	(94,768)	196,982	(263,970)
Decrease in other assets	109,864	17,711	1,940,557
(Decrease) in accrued expenses and other liabilities	(221,667)	(655,991)	(47,850)
Net cash provided by operating activities	22,714,412	19,508,156	23,525,380

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(100,805,716)	(65,944,859)	(164,700,784)
Proceeds from sale of securities available-for-sale	25,031,910	47,315,935	47,513,022
Proceeds from maturities and calls of securities available-for-sale	75,946,662	69,892,969	103,007,610
Net decrease (increase) in interest bearing deposits in financial institutions	4,476,291	(2,116,265)	21,010,916
Net (increase) in federal funds sold	-	(6,000)	-
Net (increase) in loans	(41,677,319)	(49,788,756)	(54,934,159)
Net proceeds from the sale of other real estate owned	4,875,464	265,694	626,596
Purchase of bank premises and equipment	(2,288,614)	(1,590,308)	(445,785)
Proceeds from the sale of bank premises and equipment	-	1,746,444	-
Other changes in other real estate owned	(26,612)	(19,673)	-
Cash acquired, net of cash paid for acquired bank offices	-	16,428,981	-
Net cash provided by (used in) investing activities	(34,467,934)	16,184,162	(47,922,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	22,192,208	(41,474,733)	7,270,255
Increase in federal funds purchased and securities sold under agreements to repurchase	3,024,904	8,833,070	12,527,984
Proceeds from FHLB and other borrowings	4,500,000	10,000,000	2,000,000
Payments on FHLB and other borrowings	(10,425,534)	(7,072,789)	(2,070,509)
Dividends paid	(7,262,512)	(6,517,640)	(5,865,866)
Net cash provided by (used in) financing activities	12,029,066	(36,232,092)	13,861,864

Net increase (decrease) in cash and due from banks	275,544	(539,774)	(10,535,340)

CASH AND DUE FROM BANKS
Beginning	23,730,257	24,270,031	34,805,371
Ending	$24,005,801	$23,730,257	$24,270,031

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,464,760	$4,772,793	$5,432,492
Income taxes	4,291,621	5,694,894	4,990,447

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$74,609	$202,409	$196,433
Other real real estate owned sale financed by a loan receivable	$1,897,449	$-	$-

Business Combination: (Asset acquired and liabilities assumed at fair value)
Interest bearing deposits in financial institutions acquired	$-	$5,719,000	$-
Securities available-for-sale acquired	-	10,602,454	-
Loans receivable acquired	-	44,620,021	-
Bank premises and equipment acquired	-	3,864,900	-
Accrued interest receivable acquired	-	230,332	-
Other real estate owned acquired	-	1,267,720	-
Other tangible assets acquired	-	748,511	-
Goodwill	-	1,131,467	-
Core deposit intangible asset	-	1,018,000	-
Deposits assumed	-	81,962,650	-
Securities sold under repurchase agreements to repurchase assumed	-	2,815,297	-
Other liabilities assumed	-	853,439	-

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

Acquired loans: Loans acquired in a business combination are stated at the principal amount outstanding with a discount attributable at least in part to credit quality. The difference between contractual payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. This amount is not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loans when there is reasonable expectation about the amount and timing of such cash flows. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. If the Company does not have the information necessary to reasonably estimate expected cash flows, it may use the cost recovery method or cash basis method of income recognition. Valuation allowances on the acquired impaired loans reflect only losses after the acquisition.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At December 31, 2015, the Company management has completed the goodwill impairment analysis and determined goodwill was not impaired based on the fair value of the respective reporting unit.

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

Wealth management department assets: Property held for customers in fiduciary or agency capacities are not included in the accompanying consolidated balance sheets, as such items are not assets of the Banks.

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

Financial instruments with off-balance-sheet risk: The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed in Note 15.

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

Earnings per share: Basic earnings per share computations for the years ended December 31, 2015, 2014 and 2013, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share (EPS) for the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013
Basic earning per share computation:
Net income	$15,014,651	$15,251,207	$13,953,644
Weighted average common shares outstanding	9,310,913	9,310,913	9,310,913
Basic EPS	$1.61	$1.64	$1.50

Note 2. Branch Acquisitions

On August 29, 2014, FNB completed the purchase of three bank branches of First Bank located in West Des Moines and Johnston, Iowa (the “First Bank Acquisition”).  The First Bank Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share.  The acquired assets and liabilities were recorded at fair value at the date of acquisition.  These branches were purchased for cash consideration of $4.1 million.  As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,018,000 and goodwill of approximately $1,131,000. The results of operations for this acquisition have been included since the transaction date of August 29, 2014. The fair value of credit deteriorated purchased loans at the transaction date related to the First Bank Acquisition was $1,507,000. These purchase loans were and continue to be included in the impaired loan category in the financial statements. Since the acquisition date, there has been no significant credit deterioration of the acquired loans.

The following table summarizes the fair value of the total consideration transferred as a part of the First Bank Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transactions.

	2015	2014	2013

Cash consideration transferred	$-	$4,147,680	$-

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and due from banks	$-	$20,576,661	$-
Interest bearing deposits in financial institutions	-	5,719,000	-
Securities available-for-sale	-	10,602,454	-
Loans receivable	-	44,620,021	-
Accrued interest receivable	-	230,332	-
Bank premises and equipment	-	3,864,900	-
Other real estate owned	-	1,267,720	-
Core deposit intangible asset	-	1,018,000	-
Other assets	-	748,511	-
Deposits	-	(81,962,650)	-
Securities sold under agreements to repurchase	-	(2,815,297)	-
Accrued interest payable and other liabilities	-	(853,439)	-

Total identifiable net assets (liabilities)	-	3,016,213	-

Goodwill	$-	$1,131,467	$-

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

Note 3. Concentrations and Restrictions on Cash and Due from Banks and Interest Bearing Deposits in Financial Institutions

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves. The subsidiary banks’ reserve requirements totaled approximately $5,797,000 and $6,376,000 at December 31, 2015 and 2014, respectively.

At December 31, 2015, the Company had approximately $11,343,000 on deposit at various financial institutions. Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 4. Debt and Equity Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2015:
U.S. government treasuries	$1,444,461	$22,805	$-	$1,467,266
U.S. government agencies	105,947,811	796,918	(300,218)	106,444,511
U.S. government mortgage-backed securities	96,373,400	1,828,368	(122,877)	98,078,891
State and political subdivisions	273,770,512	4,359,308	(533,283)	277,596,537
Corporate bonds	51,413,967	226,107	(750,563)	50,889,511
Equity securities, other	3,156,274	-	-	3,156,274
	$532,106,425	$7,233,506	$(1,706,941)	$537,632,990

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2014:
U.S. government treasuries	$1,431,392	$16,050	$-	$1,447,442
U.S. government agencies	86,997,445	822,410	(512,444)	87,307,411
U.S. government mortgage-backed securities	118,348,325	2,744,305	(107,641)	120,984,989
State and political subdivisions	277,328,201	5,097,127	(649,008)	281,776,320
Corporate bonds	47,759,479	470,427	(911,187)	47,318,719
Equity security, common stock	629,700	128,400	-	758,100
Equity securities, other	2,909,400	-	-	2,909,400
	$535,403,942	$9,278,719	$(2,180,280)	$542,502,381

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2015, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$34,234,049	$34,435,637
Due after one year through five years	320,622,959	324,215,968
Due after five years through ten years	160,557,836	162,030,859
Due after ten years	13,535,307	13,794,252
	528,950,151	534,476,716
Equity securities	3,156,274	3,156,274
	$532,106,425	$537,632,990

At December 31, 2015 and 2014, securities with a carrying value of approximately $188,730,000 and $204,035,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains, and losses from securities available-for-sale are summarized below:

	2015	2014	2013
Proceeds from sales of securities available-for-sale	$25,031,910	$47,315,935	$47,513,022
Gross realized gains on securities available-for-sale	911,025	1,263,600	1,152,961
Gross realized losses on securities available-for-sale	22,846	152,647	150,041
Tax provision applicable to net realized gains on securities available-for-sale	331,000	414,000	374,000

No other-than-temporary impairments were recognized as a component of income for the years ended December 31, 2015, 2014 and 2013.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 and 2014, are summarized as follows:

2015:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government agencies	$30,245,046	$(253,030)	$3,120,866	$(47,188)	$33,365,912	$(300,218)
U.S. government mortgage-backed securities	22,842,101	(122,877)	-	-	22,842,101	(122,877)
State and political subdivisions	38,201,824	(413,897)	11,095,802	(119,386)	49,297,626	(533,283)
Corporate bonds	22,090,557	(248,696)	14,614,102	(501,867)	36,704,659	(750,563)
	$113,379,528	$(1,038,500)	$28,830,770	$(668,441)	$142,210,298	$(1,706,941)

2014:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government agencies	$14,015,923	$(64,469)	$17,523,097	$(447,975)	$31,539,020	$(512,444)
U.S. government mortgage-backed securities	6,933,655	(20,283)	16,122,600	(87,358)	23,056,255	(107,641)
State and political subdivisions	45,617,514	(251,788)	24,880,063	(397,220)	70,497,577	(649,008)
Corporate bonds	8,936,658	(72,679)	20,724,453	(838,508)	29,661,111	(911,187)
	$75,503,750	$(409,219)	$79,250,213	$(1,771,061)	$154,753,963	$(2,180,280)

At December 31, 2015, debt securities have unrealized losses of $1,706,941. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 5. Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows:

	2015	2014

Real estate - construction	$66,267,598	$36,015,565
Real estate - 1 to 4 family residential	127,076,192	122,776,915
Real estate - commercial	251,889,216	257,053,864
Real estate - agricultural	62,529,804	57,449,353
Commercial	102,514,398	92,703,021
Agricultural	79,533,085	85,608,954
Consumer and other	21,599,302	15,763,369
	711,409,595	667,371,041
Less:
Allowance for loan losses	(9,988,334)	(8,838,181)
Deferred loan fees	(93,090)	(91,862)
	$701,328,171	$658,440,998

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

Summary changes in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013

Balance, beginning	$8,838,181	$8,571,813	$7,772,571
Provision for loan losses	1,099,183	429,140	786,390
Recoveries of loans charged-off	120,514	82,409	130,239
Loans charged-off	(69,544)	(245,181)	(117,387)
Balance, ending	$9,988,334	$8,838,181	$8,571,813

Activity in the allowance for loan losses, on a disaggregated basis, for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

2015:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$495	$1,648	$3,214	$737	$1,247	$1,312	$185	$8,838
Provision (credit) for loan losses	454	157	339	23	124	(45)	47	1,099
Recoveries of loans charged-off	50	26	4	-	-	28	12	120
Loans charged-off	-	(25)	-	-	-	(39)	(5)	(69)
Balance, ending	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988

2014:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572
Provision (credit) for loan losses	78	258	(16)	51	(190)	147	101	429
Recoveries of loans charged-off	25	18	-	-	19	-	20	82
Loans charged-off	-	(151)	-	-	(17)	-	(77)	(245)
Balance, ending	$495	$1,648	$3,214	$737	$1,247	$1,312	$185	$8,838

2013:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$375	$1,433	$2,859	$523	$1,461	$945	$177	$7,773
Provision (credit) for loan losses	17	117	320	163	(29)	220	(22)	786
Recoveries of loans charged-off	-	54	51	-	3	-	22	130
Loans charged-off	-	(81)	-	-	-	-	(36)	(117)
Balance, ending	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572

Allowance for loan losses disaggregated on the basis of the impairment analysis method as of December 31, 2015 and 2014 is as follows (in thousands):

2015:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$273	$2	$-	$164	$-	$-	$439
Ending balance: Collectively evaluated for impairment	999	1,533	3,555	760	1,207	1,256	239	9,549
Ending balance	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988

2014:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$244	$33	$-	$60	$-	$-	$337
Ending balance: Collectively evaluated for impairment	495	1,404	3,181	737	1,187	1,312	185	8,501
Ending balance	$495	$1,648	$3,214	$737	$1,247	$1,312	$185	$8,838

Loans receivable disaggregated on the basis of the impairment analysis method as of December 31, 2015 and 2014 is as follows (in thousands):

2015:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$-	$1,050	$558	$-	$197	$11	$2	$1,818
Ending balance: Collectively evaluated for impairment	66,268	126,026	251,331	62,530	102,318	79,522	21,597	709,592

Ending balance	$66,268	$127,076	$251,889	$62,530	$102,515	$79,533	$21,599	$711,410

2014:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$195	$811	$833	$-	$540	$19	$9	$2,407
Ending balance: Collectively evaluated for impairment	35,821	121,966	256,221	57,449	92,163	85,590	15,754	664,964

Ending balance	$36,016	$122,777	$257,054	$57,449	$92,703	$85,609	$15,763	$667,371

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

The credit risk profile by internally assigned grade, on a disaggregated basis, at December 31, 2015 and 2014 is as follows:

2015:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$60,700,000	$227,425,000	$55,503,000	$91,096,000	$71,457,000	$506,181,000
Watch	4,487,000	17,523,000	6,865,000	8,329,000	7,156,000	44,360,000
Special Mention	-	388,000	-	224,000	81,000	693,000
Substandard	1,081,000	5,995,000	162,000	2,669,000	828,000	10,735,000
Substandard-Impaired	-	558,000	-	197,000	11,000	766,000

	$66,268,000	$251,889,000	$62,530,000	$102,515,000	$79,533,000	$562,735,000

2014:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$30,055,000	$223,775,000	$51,024,000	$79,117,000	$78,387,000	$462,358,000
Watch	3,893,000	18,617,000	6,275,000	10,086,000	6,827,000	45,698,000
Special Mention	-	1,296,000	88,000	585,000	-	1,969,000
Substandard	1,873,000	12,532,000	62,000	2,376,000	395,000	17,238,000
Substandard-Impaired	195,000	834,000	-	539,000	-	1,568,000

	$36,016,000	$257,054,000	$57,449,000	$92,703,000	$85,609,000	$528,831,000

The credit risk profile based on payment activity, on a disaggregated basis, at December 31, 2015 and 2014 is as follows:

2015:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$125,951,000	$21,597,000	$147,548,000
Non-performing	1,125,000	2,000	1,127,000

	$127,076,000	$21,599,000	$148,675,000

2014:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$121,928,000	$15,756,000	$137,684,000
Non-performing	849,000	7,000	856,000

	$122,777,000	$15,763,000	$138,540,000

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment. The following is a recap of impaired loans, on a disaggregated basis, at December 31, 2015, 2014 and 2013 and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2015, 2014 and 2013:

2015:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$-	$31,000	$-	$97,000	$129,000
Real estate - 1 to 4 family residential	296,000	304,000	-	188,000	-
Real estate - commercial	456,000	1,030,000	-	554,000	29,000
Real estate - agricultural	-	-	-	-	-
Commercial	11,000	17,000	-	223,000	3,000
Agricultural	11,000	13,000	-	13,000	-
Consumer and other	2,000	2,000	-	4,000	2,000
Total loans with no specific reserve:	776,000	1,397,000	-	1,079,000	163,000

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	754,000	891,000	273,000	768,000	-
Real estate - commercial	102,000	111,000	2,000	135,000	-
Real estate - agricultural	-	-	-	-	-
Commercial	186,000	262,000	164,000	122,000	-
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total loans with specific reserve:	1,042,000	1,264,000	439,000	1,025,000	-

Total
Real estate - construction	-	31,000	-	97,000	129,000
Real estate - 1 to 4 family residential	1,050,000	1,195,000	273,000	956,000	-
Real estate - commercial	558,000	1,141,000	2,000	689,000	29,000
Real estate - agricultural	-	-	-	-	-
Commercial	197,000	279,000	164,000	345,000	3,000
Agricultural	11,000	13,000	-	13,000	-
Consumer and other	2,000	2,000	-	4,000	2,000

	$1,818,000	$2,661,000	$439,000	$2,104,000	$163,000

2014:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$195,000	$346,000	$-	$408,000	$152,000
Real estate - 1 to 4 family residential	24,000	29,000	-	188,000	12,000
Real estate - commercial	675,000	1,204,000	-	389,000	207,000
Real estate - agricultural	-	-	-	-	-
Commercial	456,000	535,000	-	218,000	-
Agricultural	19,000	19,000	-	19,000	-
Consumer and other	9,000	6,000	-	20,000	-
Total loans with no specific reserve:	1,378,000	2,139,000	-	1,242,000	371,000

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	787,000	903,000	244,000	380,000	-
Real estate - commercial	158,000	158,000	33,000	114,000	4,000
Real estate - agricultural	-	-	-	-	-
Commercial	84,000	84,000	60,000	432,000	78,000
Agricultural	-	-	-	3,000	-
Consumer and other	-	-	-	2,000	-
Total loans with specific reserve:	1,029,000	1,145,000	337,000	931,000	82,000

Total
Real estate - construction	195,000	346,000	-	408,000	152,000
Real estate - 1 to 4 family residential	811,000	932,000	244,000	568,000	12,000
Real estate - commercial	833,000	1,362,000	33,000	503,000	211,000
Real estate - agricultural	-	-	-	-	-
Commercial	540,000	619,000	60,000	650,000	78,000
Agricultural	19,000	19,000	-	22,000	-
Consumer and other	9,000	6,000	-	22,000	-

	$2,407,000	$3,284,000	$337,000	$2,173,000	$453,000

2013:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$510,000	$510,000	$-	$837,000	$25,000
Real estate - 1 to 4 family residential	483,000	483,000	-	551,000	8,000
Real estate - commercial	480,000	480,000	-	1,047,000	209,000
Real estate - agricultural	-	-	-	-	-
Commercial	43,000	43,000	-	55,000	12,000
Agricultural	19,000	19,000	-	4,000	-
Consumer and other	61,000	61,000	-	16,000	-
Total loans with no specific reserve:	1,596,000	1,596,000	-	2,510,000	254,000

With an allowance recorded:
Real estate - construction	-	-	-	250,000	93,000
Real estate - 1 to 4 family residential	301,000	301,000	122,000	396,000	-
Real estate - commercial	46,000	46,000	20,000	927,000	-
Real estate - agricultural	-	-	-	-	-
Commercial	773,000	773,000	330,000	750,000	-
Agricultural	5,000	5,000	5,000	5,000	-
Consumer and other	-	-	-	-	-
Total loans with specific reserve:	1,125,000	1,125,000	477,000	2,328,000	93,000

Total
Real estate - construction	510,000	510,000	-	1,087,000	118,000
Real estate - 1 to 4 family residential	784,000	784,000	122,000	947,000	8,000
Real estate - commercial	526,000	526,000	20,000	1,974,000	209,000
Real estate - agricultural	-	-	-	-	-
Commercial	816,000	816,000	330,000	805,000	12,000
Agricultural	24,000	24,000	5,000	9,000	-
Consumer and other	61,000	61,000	-	16,000	-

	$2,721,000	$2,721,000	$477,000	$4,838,000	$347,000

The interest foregone on nonaccrual loans for the years ended December 31, 2015, 2014 and 2013 was approximately $162,000, $136,000 and $287,000, respectively.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.

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

For troubled debt restructurings that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible impairment and, as necessary, recognizes impairment through the allowance. The Company did not have any charge offs related to TDRs for the year ended December 31, 2015. The Company had two charge offs related to TDRs for the year ended December 31, 2014 in the amount of $48,000.

The Company had loans meeting the definition of TDR of $780,000 as of December 31, 2015, all of which were included as impaired and nonaccrual loans. The Company had loans meeting the definition of TDR of $1,129,000 as of December 31, 2014, all of which were included as impaired and nonaccrual loans.

The following table sets forth information on the Company’s TDR, on a disaggregated basis, occurring in the years ended December 31:

	2015			2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	1	25,000	25,000
Real estate - commercial	-	-	-	3	384,000	384,000
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	1	19,000	19,000
Consumer and other	-	-	-	1	6,000	6,000

	-	$-	$-	6	$434,000	$434,000

During the year ended December 31, 2015, the Company did not grant any concessions to borrowers experiencing financial difficulties.

During the year ended December 31, 2014, the Company granted concessions to borrowers experiencing financial difficulties for six loans. A commercial real estate loan was restructured as an interest only loan for a period of time. An agricultural and consumer loan maturity date was extended one year with interest only until maturity. A 1-4 family residential loan terms were extended beyond normal terms. The interest rate was restructured on two commercial real estate loans at a below market rate.

There were no TDR loans modified during the years ended December 31, 2015 and 2014 with subsequent payment defaults. A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no significant financial impact from specific reserves or from charge-offs for the TDR loans included in the previous table.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2015 and 2014, are as follows:

2015:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$66,268,000	$66,268,000	$-
Real estate - 1 to 4 family residential	1,311,000	307,000	1,618,000	125,458,000	127,076,000	75,000
Real estate - commercial	1,356,000	-	1,356,000	250,533,000	251,889,000	-
Real estate - agricultural	-	-	-	62,530,000	62,530,000	-
Commercial	266,000	204,000	470,000	102,045,000	102,515,000	-
Agricultural	-	-	-	79,533,000	79,533,000	-
Consumer and other	79,000	-	79,000	21,520,000	21,599,000	-

	$3,012,000	$511,000	$3,523,000	$707,887,000	$711,410,000	$75,000

2014:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$64,000	$-	$64,000	$35,952,000	$36,016,000	$-
Real estate - 1 to 4 family residential	888,000	57,000	945,000	121,832,000	122,777,000	36,000
Real estate - commercial	467,000	45,000	512,000	256,542,000	257,054,000	-
Real estate - agricultural	28,000	-	28,000	57,421,000	57,449,000	-
Commercial	264,000	84,000	348,000	92,355,000	92,703,000	-
Agricultural	-	-	-	85,609,000	85,609,000	-
Consumer and other	63,000	-	63,000	15,700,000	15,763,000	-

	$1,774,000	$186,000	$1,960,000	$665,411,000	$667,371,000	$36,000

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2015, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability. Loan transactions with related parties at December 31, 2015 and 2014 were as follows:

	2015	2014

Balance, beginning of year	$8,517,656	$7,911,436
New loans	6,647,975	17,264,513
Repayments	(7,745,887)	(16,837,127)
Change in status	1,629,270	178,834
Balance, end of year	$9,049,014	$8,517,656

Note 6. Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2015 and 2014 are as follows:

	2015	2014

Land	$3,797,885	$3,849,144
Buildings and improvements	18,966,744	17,470,675
Furniture and equipment	6,287,179	5,879,852
	29,051,808	27,199,671
Less accumulated depreciation	12,044,010	11,242,682
	$17,007,798	$15,956,989

Note 7. Other Real Estate Owned

Changes in the other real estate owned at December 31, 2015 and 2014 are as follows:

	2015	2014

Balance, beginning of year	$8,435,885	$8,861,107
Transfer of loans	74,609	202,409
Acquired	-	1,267,720
Impairment	(614,687)	(1,744,366)
Net proceeds from sale	(6,772,912)	(265,694)
Gain on sale, net	100,409	95,036
Other changes	26,611	19,673
Balance, end of year	$1,249,915	$8,435,885

The following table provides the composition of other real estate owned at December 31, 2015 and 2014 are as follows:

	2015	2014

Construction and land development	$738,685	$5,384,955
1 to 4 family residential houses	511,230	1,269,629
Commercial real estate	-	1,781,301

	$1,249,915	$8,435,885

The Company is actively marketing the assets referred to in the table above. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. The assets above are primarily located in the Ames, Iowa area.

Note 8. Goodwill

In conjunction with the First Bank Acquisition, FNB acquired three bank branches located in West Des Moines and Johnston, Iowa, which resulted in the recognition of $1.1 million of goodwill.  Goodwill recognized in the First Bank Acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of the West Des Moines and Johnston, Iowa branches with FNB.

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

Note 9. Core Deposit Intangible Asset

In conjunction with the First Bank Acquisition, the Company recorded $1.0 million in core deposit intangible assets. The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets at December 31, 2014 and 2013:

	2015		2014
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518,000	$1,209,269	$2,518,000	$787,769

The weighted average life of the core deposit intangible is 3 years as of December 31, 2015 and 2014.

The amortization expense for the core deposit intangible asset totaled $421,500, $317,333 and $273,700 for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated remaining amortization expense on core deposit intangible for the years ending is as follows:

2016	$353,528
2017	298,104
2018	251,064
2019	127,700
2020	71,000
After	207,335

$1,308,731

The following sets for the activity related to core deposit intangible assets for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013

Beginning core deposit intangible, net	$1,730,231	$1,029,564	$1,303,264
Acquisition	-	1,018,000	-
Amortization	(421,500)	(317,333)	(273,700)

Ending core deposit intangible, net	$1,308,731	$1,730,231	$1,029,564

Note 10. Deposits

At December 31, 2015, the maturities of time deposits are as follows:

2016	$129,276,644
2017	49,999,295
2018	20,079,265
2019	9,455,467
2020	10,447,870
2021	138,602
$219,397,143

Interest expense on deposits for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	2015	2014	2013

NOW accounts	$469,460	$529,390	$593,210
Savings and money market	673,991	612,632	582,502
Time deposits	1,875,822	2,243,077	2,686,001
	$3,019,273	$3,385,099	$3,861,713

Deposits held by the Company from related parties at December 31, 2015 and 2014 amounted to approximately $14,550,000 and $16,388,000, respectively.

Note 11. Secured Borrowings

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of December 31, 2015 and 2014:

	2015			2014
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$1,467,266	$-	$1,467,266	$1,447,441	$-	$1,447,441
U.S. government agencies	46,755,265	-	46,755,265	46,879,834	-	46,879,834
U.S. government mortgage-backed securities	41,656,952	-	41,656,952	51,471,673	-	51,471,673

Total	$89,879,483	$-	$89,879,483	$99,798,948	$-	$99,798,948

Term repurchase agreements:
U.S. government agencies	$-	$12,502,780	$12,502,780	$-	$12,150,535	$12,150,535
U.S. government mortgage-backed securities	-	676,081	676,081	-	1,770,669	1,770,669

Total	$-	$13,178,861	$13,178,861	$-	$13,921,204	$13,921,204

Total pledged collateral	$89,879,483	$13,178,861	$103,058,344	$99,798,948	$13,921,204	$113,720,152

Note 12. Borrowings

Securities sold under repurchase agreements (repurchase agreements) are short-term and are secured by securities available-for-sale.

At December 31, 2015, FHLB advances and other borrowings consisted of the following:

		Weighted
		Average
	Amount	Interest Rate	Features

FHLB advances maturing in:

2016	$3,500,000	0.46%
2017	1,000,000	1.08%
2018	11,500,000	2.94%	Includes $4,500,000 callable quarterly in February 2016 and thereafter, which has not been exercised; $7,000,000 callable quarterly in March 2016 and thereafter
2020	2,000,000	1.58%
After 2020	542,203	3.50%	15 year amortizing and puttable in 2016
Total FHLB advances	$18,542,203	2.24%

Other borrowings maturing in:
2018	$13,000,000	3.62%	$13,000,000 term repurchase agreements callable quarterly in 2016 and thereafter

Total other borrowings	$13,000,000	3.62%

Total FHLB and other borrowings	$31,542,203	2.81%

Borrowed funds at December 31, 2015 included FHLB advances and other borrowings. Other borrowings consist of term repurchase agreements. FHLB advances are collateralized by certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The term repurchase agreements are collateralized with U.S. government agencies and mortgage-backed securities with a carrying and fair value of $13,179,000 at December 31, 2015. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $154,509,000 at December 31, 2015.

Borrowed funds at December 31, 2014 included FHLB advances, other borrowings, and financing agreements of $37,467,737. Such borrowings carried a weighted-average interest rate of 3.24% with maturities ranging from 2016 through 2025.

Note 13. Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan. For the years ended December 31, 2015, 2014 and 2013, the Company matched employee contributions up to a maximum of 3% and also contributed an amount equal to 3% of the participating employee’s compensation. For the years ended December 31, 2015, 2014 and 2013, Company contributions to the plan were approximately $678,000, $631,000, and $574,000, respectively. The plan covers substantially all employees.

Note 14. Income Taxes

The components of income tax expense for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Federal:
Current	$3,119,002	$4,568,497	$4,104,278
Deferred	1,752,659	16,322	(392,690)
	4,871,661	4,584,819	3,711,588
State:
Current	749,342	1,014,567	973,694
Deferred	185,541	16,133	(27,360)
	934,883	1,030,700	946,334

Income tax expense	$5,806,544	$5,615,519	$4,657,922

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	2015	2014	2013

Income taxes at 35% federal tax rate	$7,287,418	$7,302,815	$6,514,048
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(2,046,493)	(2,213,701)	(2,399,516)
State taxes, net of federal tax benefit	506,201	699,960	624,928
Other	59,418	(173,555)	(81,538)
Total income tax expense	$5,806,544	$5,615,519	$4,657,922

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014

Deferred tax assets:
Allowance for loan losses	$3,598,954	$3,134,667
Other real estate owned	253,998	2,393,507
Other-than-temporary impairment on securities	-	96,924
Accrued vacation	257,427	239,949
Other deferred tax assets	825,418	786,818
	4,935,797	6,651,865
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(2,044,829)	(2,626,423)
Bank premises and equipment	(1,027,143)	(971,570)
Other deferred tax liabilities	(587,254)	(420,695)
	(3,659,226)	(4,018,688)

Net deferred tax asset	$1,276,571	$2,633,177

Income taxes currently receivable of approximately $315,000 is included in other assets as of December 31, 2015. Income taxes currently payable of approximately $110,000 is included in accrued expenses and other liabilities as of December 31, 2014.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa. The Company is no longer subject to U.S. federal income and state tax examinations for years before 2012.

The Company follows the accounting requirements for uncertain tax positions. Management has determined that the Company has no material uncertain tax positions and no material accrued interest or penalties as of or for the years ended December 31, 2015 and 2014 that would require recognition. The Company had no significant unrecognized tax benefits as of December 31, 2015, that if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months as of December 31, 2015 and 2014.

Note 15. Commitments, Contingencies and Concentrations of Credit Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company’s commitments at December 31, 2015 and 2014 is as follows:

	2015	2014

Commitments to extend credit	$158,566,000	$159,527,000
Standby letters of credit	6,100,000	6,526,000
	$164,666,000	$166,053,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2015 and 2014, approximately $119,573,000 and $108,039,000 of the commitments to extend credit were fixed interest rates. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

At December 31, 2015 and 2014, the Banks have established liabilities totaling approximately $488,000 and $481,000, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

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

Note 16. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and 2014, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the federal banking regulators categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum common equity, total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management believes there are no conditions or events since that notification that have changed the institution’s category. The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are also presented in the table.

The December 31, 2015 table below includes the new regulatory capital ratio requirements that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and the Banks are sufficient to meet the fully phased-in conservation buffer.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015:
Total capital (to risk- weighted assets):
Consolidated	$157,926	16.6%	$76,179	8.0%	N/A	N/A
Boone Bank & Trust	14,525	15.5	7,477	8.0	$9,346	10.0%
First National Bank	74,210	15.3	38,859	8.0	48,574	10.0
Reliance State Bank	24,287	13.8	14,101	8.0	17,626	10.0
State Bank & Trust	19,658	16.2	9,729	8.0	12,161	10.0
United Bank & Trust	14,621	20.6	5,693	8.0	7,116	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$147,430	15.5%	$57,134	6.0%	N/A	N/A
Boone Bank & Trust	13,569	14.5	5,608	6.0	$7,477	8.0%
First National Bank	69,157	14.2	29,144	6.0	38,859	8.0
Reliance State Bank	22,491	12.8	10,575	6.0	14,101	8.0
State Bank & Trust	18,135	14.9	7,297	6.0	9,729	8.0
United Bank & Trust	13,858	19.5	4,269	6.0	5,693	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$147,430	11.3%	$52,383	4.0%	N/A	N/A
Boone Bank & Trust	13,569	9.8	5,557	4.0	$6,946	5.0%
First National Bank	69,157	9.9	27,970	4.0	34,963	5.0
Reliance State Bank	22,491	10.7	8,380	4.0	10,476	5.0
State Bank & Trust	18,135	11.5	6,332	4.0	7,915	5.0
United Bank & Trust	13,858	12.5	4,452	4.0	5,565	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$147,430	15.5%	$42,851	4.5%	N/A	N/A
Boone Bank & Trust	13,569	14.5	4,206	4.5	$6,075	6.5%
First National Bank	69,157	14.2	21,858	4.5	31,573	6.5
Reliance State Bank	22,491	12.8	7,932	4.5	11,457	6.5
State Bank & Trust	18,135	14.9	5,473	4.5	7,905	6.5
United Bank & Trust	13,858	19.5	3,202	4.5	4,625	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014:
Total capital (to risk- weighted assets):
Consolidated	$151,146	16.6%	$72,879	8.0%	N/A	N/A
Boone Bank & Trust	13,948	15.7	7,123	8.0	$8,904	10.0%
First National Bank	69,174	14.7	37,568	8.0	46,960	10.0
Reliance State Bank	21,727	13.2	13,166	8.0	16,457	10.0
State Bank & Trust	18,708	15.8	9,485	8.0	11,856	10.0
United Bank & Trust	14,089	21.3	5,295	8.0	6,618	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$141,739	15.6%	$36,440	4.0%	N/A	N/A
Boone Bank & Trust	13,084	14.7	3,562	4.0	$5,342	6.0%
First National Bank	65,112	13.9	18,784	4.0	28,176	6.0
Reliance State Bank	19,966	12.1	6,583	4.0	9,874	6.0
State Bank & Trust	17,224	14.5	4,742	4.0	7,113	6.0
United Bank & Trust	13,313	20.1	2,647	4.0	3,971	6.0

Tier 1 capital (to average- weighted assets):
Consolidated	$141,739	11.0%	$51,604	4.0%	N/A	N/A
Boone Bank & Trust	13,084	9.8	5,325	4.0	$6,656	5.0%
First National Bank	65,112	9.4	27,671	4.0	34,589	5.0
Reliance State Bank	19,966	9.6	8,321	4.0	10,402	5.0
State Bank & Trust	17,224	10.9	6,318	4.0	7,898	5.0
United Bank & Trust	13,313	12.3	4,315	4.0	5,394	5.0

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

Note 17. Fair Value Measurements

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2015 and 2014:

Description	Total	Level 1	Level 2	Level 3

2015

U.S. government treasuries	$1,467,000	$1,467,000	$-	$-
U.S. government agencies	106,445,000	-	106,445,000	-
U.S. government mortgage-backed securities	98,079,000	-	98,079,000	-
State and political subdivisions	277,597,000	-	277,597,000	-
Corporate bonds	50,889,000	-	50,889,000	-
Equity securities, other	3,156,000	-	3,156,000	-

	$537,633,000	$1,467,000	$536,166,000	$-

2014

U.S. government treasuries	$1,448,000	$1,448,000	$-	$-
U.S. government agencies	87,307,000	-	87,307,000	-
U.S. government mortgage-backed securities	120,985,000	-	120,985,000	-
State and political subdivisions	281,776,000	-	281,776,000	-
Corporate bonds	47,319,000	-	47,319,000	-
Equity securities, common stock	758,000	758,000	-	-
Equity securities, other	2,909,000	-	2,909,000	-

	$542,502,000	$2,206,000	$540,296,000	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2015 and 2014:

Description	Total	Level 1	Level 2	Level 3

2015

Loans	$603,000	$-	$-	$603,000
Other real estate owned	1,250,000	-	-	1,250,000

Total	$1,853,000	$-	$-	$1,853,000

2014

Loans	$692,000	$-	$-	$692,000
Other real estate owned	8,436,000	-	-	8,436,000

Total	$9,128,000	$-	$-	$9,128,000

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

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014 are as follows:

	2015
	Fair Value	Valuation	Range of	Range
		Techniques	Unobservable Inputs	(Average)

Impaired Loans	$603,000	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$1,250,000	Appraisal	Appraisal adjustment	6%	-	10%	(8%)

	2014
	Fair Value	Valuation	Range of	Range
		Techniques	Unobservable Inputs	(Average)

Impaired Loans	$692,000	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$8,436,000	Appraisal	Appraisal adjustment	4%	-	10%	(7%)

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities as of December 31, 2015 and 2014.

		2015		2014
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$24,005,801	$24,006,000	$23,730,257	$23,730,000
Interest bearing deposits	Level 1	26,993,091	26,993,000	31,469,382	31,469,000
Securities available-for-sale	See previous table	537,632,990	537,633,000	542,502,381	542,502,000
Loans receivable, net	Level 2	701,328,171	702,438,000	658,440,998	656,896,000
Loans held for sale	Level 2	539,370	539,000	704,850	705,000
Accrued income receivable	Level 1	7,565,791	7,566,000	7,471,023	7,471,000
Financial liabilities:
Deposits	Level 2	$1,074,193,122	$1,075,289,000	$1,052,123,257	$1,052,082,000
Securities sold under agreements to repurchase	Level 1	54,289,915	54,290,000	51,265,011	51,265,000
FHLB advances	Level 2	18,542,203	19,017,000	14,467,737	15,281,000
Other borrowings	Level 2	13,000,000	13,807,000	23,000,000	24,339,000
Accrued interest payable	Level 1	413,158	413,000	536,370	536,000

Note 18. Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no other significant events or transactions occurring after December 31, 2015, but prior to March 11, 2016, that provided additional evidence about conditions that existed at December 31, 2015. There were no other significant events or transactions that provided evidence about conditions that did not exist at December 31, 2015.

Note 19. Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2015 and 2014, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2015, is as follows:

CONDENSED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014

ASSETS

Cash and due from banks	$34,409	$29,972
Interest bearing deposits in banks	8,911,266	7,615,497
Securities available-for-sale	-	758,100
Investment in bank subsidiaries	147,376,919	141,553,283
Loans receivable, net	3,163,270	3,252,197
Premises and equipment, net	3,083,224	3,180,973
Accrued income receivable	12,493	9,435
Other real estate owned	738,684	-
Deferred income taxes	63,400	88,092
Other assets	113,167	242,417

Total assets	$163,496,832	$156,729,966

LIABILITIES

Dividends payable	$1,862,183	$1,675,964
Accrued expenses and other liabilities	384,592	379,584

Total liabilities	2,246,775	2,055,548

STOCKHOLDERS' EQUITY

Common stock	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	118,267,767	110,701,847
Accumulated other comprehensive income	3,481,736	4,472,017
Total stockholders' equity	161,250,057	154,674,418

Total liabilities and stockholders' equity	$163,496,832	$156,729,966

Note 20. Selected Quarterly Financial Data (Unaudited)

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Operating income:
Equity in net income of bank subsidiaries	$15,083,025	$14,912,849	$14,159,629
Interest	194,662	207,230	267,928
Dividends	27,600	26,400	22,800
Rental income	404,760	121,441	117,303
Gain on the sale of premises and equipment	-	1,256,924	-
Other income	1,737,000	1,525,000	1,487,581
Securities gains	279,099	-	-
	17,726,146	18,049,844	16,055,241

Credit for loan losses	(30,000)	-	(77,000)

Operating income after credit for loan losses	17,756,146	18,049,844	16,132,241

Operating expenses	2,776,695	2,609,937	2,313,897

Income before income taxes	14,979,451	15,439,907	13,818,344

Income tax expense (benefit)	(35,200)	188,700	(135,300)

Net income	$15,014,651	$15,251,207	$13,953,644

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,014,651	$15,251,207	$13,953,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	130,778	63,020	22,297
Credit for loan losses	(30,000)	-	(77,000)
Provision (credit) for deferred income taxes	72,200	419,800	(11,879)
Securities (gains), net	(279,099)	-	-
Gain on sale of premises and equipment	-	(1,256,924)	-
Equity in net income of bank subsidiaries	(15,083,025)	(14,912,848)	(14,159,629)
Dividends received from bank subsidiaries	8,350,000	7,600,000	7,200,000
(Increase) decrease in accrued income receivable	(3,058)	8,312	12,243
(Increase) decrease in other assets	129,250	(142,487)	(84,930)
Increase in accrued expense and other liabilities	5,008	92,209	28,440
Net cash provided by operating activities	8,306,705	7,122,289	6,883,186

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available-for-sale	908,799	-	-
(Increase) decrease in interest bearing deposits in banks	(1,295,769)	757,512	(5,377,200)
Decrease in loans	118,927	96,776	4,363,136
Proceeds from sale of bank premises and equipment	-	1,746,444	-
Purchase of other real estate owned	(738,684)	-	-
Purchase of bank premises and equipment	(33,029)	(3,200,000)	(9,854)
Net cash used in investing activities	(1,039,756)	(599,268)	(1,023,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(7,262,512)	(6,517,640)	(5,865,866)
Net cash used in financing activities	(7,262,512)	(6,517,640)	(5,865,866)

Net increase (decrease) in cash and cash equivalents	4,437	5,381	(6,598)

CASH AND DUE FROM BANKS
Beginning	29,972	24,591	31,189
Ending	$34,409	$29,972	$24,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash receipts for income taxes	$236,650	$85,362	$27,089

Note 20. Selected Quarterly Financial Data (Unaudited)

	2015
	March 31	June 30	September 30	December 31

Total interest income	$10,545,826	$10,858,750	$10,843,017	$10,902,752
Total interest expense	1,100,559	1,071,261	1,002,749	1,010,570
Net interest income	9,445,267	9,787,489	9,840,268	9,892,182
Provision for loan losses	77,300	921,513	37,797	62,573
Net interest income after provision for loan losses	9,367,967	8,865,976	9,802,471	9,829,609
Noninterest income	1,766,219	2,406,987	1,949,977	2,144,010
Noninterest expense	6,138,857	6,692,152	5,982,208	6,498,804
Income before income taxes	4,995,329	4,580,811	5,770,240	5,474,815
Income tax expense	1,360,400	1,216,001	1,670,389	1,559,754
Net income	$3,634,929	$3,364,810	$4,099,851	$3,915,061

Basic and diluted earnings per common share	$0.39	$0.36	$0.44	$0.42

	2014
	March 31	June 30	September 30	December 31

Total interest income	$9,920,281	$10,145,907	$10,120,151	$10,778,012
Total interest expense	1,186,496	1,166,552	1,102,532	1,091,521
Net interest income	8,733,785	8,979,355	9,017,619	9,686,491
Provision for loan losses	39,231	35,644	55,145	299,120
Net interest income after provision for loan losses	8,694,554	8,943,711	8,962,474	9,387,371
Noninterest income	2,945,784	1,733,972	1,828,690	2,743,633
Noninterest expense	5,329,102	5,409,107	5,666,422	7,968,832
Income before income taxes	6,311,236	5,268,576	5,124,742	4,162,172
Income tax expense	1,785,145	1,413,653	1,393,256	1,023,465
Net income	$4,526,091	$3,854,923	$3,731,486	$3,138,707

Basic and diluted earnings per common share	$0.49	$0.41	$0.40	$0.34

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 27, 2016, as filed with the SEC on March 17, 2016 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Lisa M. Eslinger, a member of the Audit Committee, qualifies as an "audit committee financial expert" under applicable SEC rules. The Board of Directors has further determined that Ms. Eslinger qualifies as an "independent" director under applicable SEC rules and the corporate governance rules of the NASDAQ stock market. The Board's affirmative determination was based, among other things, upon Ms. Eslinger's experience as Senior Vice President for Finance and Operations for the Iowa State Foundation. Prior to joining the foundation, Ms. Eslinger was a senior manager with KPMG LLP.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements and Schedules.

         1. Financial Statements

Reports of CliftonLarsonAllen LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2015 and 2014

Consolidated Statements of Income for the Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

         2. Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)     List of Exhibits.

3.1     - Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 12, 2015).

3.2     - Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 12, 2015).

10.1   - Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to Form 8-K filed on November 19, 2012)*

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

AMES NATIONAL CORPORATION

March 11, 2016	By:	/s/ Thomas H. Pohlman
Thomas H. Pohlman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 11, 2016.

/s/ Thomas H. Pohlman

Thomas H. Pohlman, Chief Executive Officer and President

/s/ John P. Nelson

John P. Nelson, Chief Financial Officer and Vice President

/s/ Betty A. Baudler Horras

Betty A. Baudler Horras, Director

/s/ David W. Benson

David W. Benson, Director

/s/ Lisa M. Eslinger

Lisa M. Eslinger, Director

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