Form 10-Q
period 2016-03-31
AMES NATIONAL CORP
filed 2016-05-06
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X         No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     X          No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer____ Accelerated filer __X__ Non-accelerated filer ____ Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at April 29, 2016)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$21,620,875	$24,005,801
Interest bearing deposits in financial institutions	59,739,010	26,993,091
Securities available-for-sale	523,272,746	537,632,990
Loans receivable, net	695,627,262	701,328,171
Loans held for sale	443,571	539,370
Bank premises and equipment, net	16,768,218	17,007,798
Accrued income receivable	7,381,129	7,565,791
Other real estate owned	1,124,384	1,249,915
Deferred income taxes	-	1,276,571
Core deposit intangible, net	1,213,483	1,308,731
Goodwill	6,732,216	6,732,216
Other assets	975,895	1,106,698

Total assets	$1,334,898,789	$1,326,747,143

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$193,177,754	$202,542,011
NOW accounts	304,055,155	298,227,493
Savings and money market	369,326,455	354,026,475
Time, $250,000 and over	38,715,001	36,956,653
Other time	178,579,704	182,440,490
Total deposits	1,083,854,069	1,074,193,122

Securities sold under agreements to repurchase	50,379,586	54,289,915
Federal Home Loan Bank (FHLB) advances	15,500,000	18,542,203
Other borrowings	13,000,000	13,000,000
Deferred income taxes	139,019	-
Dividend payable	1,955,292	1,862,183
Accrued expenses and other liabilities	4,598,993	3,609,663
Total liabilities	1,169,426,959	1,165,497,086

STOCKHOLDERS' EQUITY

Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of March 31, 2016 and December 31, 2015	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	120,119,566	118,267,767
Accumulated other comprehensive income - net unrealized gain on securities available-for-sale	5,851,710	3,481,736
Total stockholders' equity	165,471,830	161,250,057

Total liabilities and stockholders' equity	$1,334,898,789	$1,326,747,143

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Interest income:
Loans, including fees	$7,857,970	$7,399,690
Securities:
Taxable	1,495,310	1,566,398
Tax-exempt	1,400,031	1,486,360
Interest bearing deposits and federal funds sold	95,703	93,378
Total interest income	10,849,014	10,545,826

Interest expense:
Deposits	750,121	762,396
Other borrowed funds	263,370	338,163
Total interest expense	1,013,491	1,100,559

Net interest income	9,835,523	9,445,267

Provision for loan losses	192,014	77,300

Net interest income after provision for loan losses	9,643,509	9,367,967

Noninterest income:
Wealth management income	787,108	687,910
Service fees	397,091	394,559
Securities gains, net	201,693	4,949
Gain on sale of loans held for sale	176,757	213,986
Merchant and card fees	344,073	314,594
Other noninterest income	192,750	150,221
Total noninterest income	2,099,472	1,766,219

Noninterest expense:
Salaries and employee benefits	4,051,784	3,724,934
Data processing	761,132	664,535
Occupancy expenses, net	603,437	526,087
FDIC insurance assessments	163,988	182,996
Professional fees	267,916	292,438
Business development	235,160	232,844
Other real estate owned expense (income), net	(19,616)	148,063
Core deposit intangible amortization	95,248	113,623
Other operating expenses, net	275,675	253,337
Total noninterest expense	6,434,724	6,138,857

Income before income taxes	5,308,257	4,995,329

Provision for income taxes	1,501,166	1,360,400

Net income	$3,807,091	$3,634,929

Basic and diluted earnings per share	$0.41	$0.39

Dividends declared per share	$0.21	$0.20

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income	$3,807,091	$3,634,929
Other comprehensive income, before tax:
Unrealized gains on securities before tax:
Unrealized holding gains arising during the period	3,963,557	3,494,946
Less: reclassification adjustment for gains realized in net income	201,693	4,949
Other comprehensive income, before tax	3,761,864	3,489,997
Tax effect related to other comprehensive income	(1,391,890)	(1,291,303)
Other comprehensive income, net of tax	2,369,974	2,198,694
Comprehensive income	$6,177,065	$5,833,623

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

Three Months Ended March 31, 2016 and 2015
	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total Stockholders' Equity

Balance, December 31, 2014	$18,621,826	$20,878,728	$110,701,847	$4,472,017	$154,674,418
Net income	-	-	3,634,929	-	3,634,929
Other comprehensive income	-	-	-	2,198,694	2,198,694
Cash dividends declared, $0.20 per share	-	-	(1,862,183)	-	(1,862,183)
Balance, March 31, 2015	$18,621,826	$20,878,728	$112,474,593	$6,670,711	$158,645,858

Balance, December 31, 2015	$18,621,826	$20,878,728	$118,267,767	$3,481,736	$161,250,057
Net income	-	-	3,807,091	-	3,807,091
Other comprehensive income	-	-	-	2,369,974	2,369,974
Cash dividends declared, $0.21 per share	-	-	(1,955,292)	-	(1,955,292)
Balance, March 31, 2016	$18,621,826	$20,878,728	$120,119,566	$5,851,710	$165,471,830

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Three Months Ended March 31, 2016 and 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,807,091	$3,634,929
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	192,014	77,300
Provision for off-balance sheet commitments	20,000	-
Amortization, net	760,460	887,871
Amortization of core deposit intangible asset	95,248	113,623
Depreciation	291,393	259,680
Deferred income taxes	23,700	(23,101)
Securities gains, net	(201,693)	(4,949)
Loss on sale of premises and equipment, net	-	1,132
Impairment of other real estate owned	-	27,453
(Gain) loss on sale of other real estate owned, net	(25,841)	55,742
Change in assets and liabilities:
Decrease in loans held for sale	95,799	352,650
(Increase) decrease in accrued income receivable	184,662	(47,118)
(Increase) decrease in other assets	129,371	(167,275)
Increase in accrued expenses and other liabilities	969,330	1,413,345
Net cash provided by operating activities	6,341,534	6,581,282

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(6,944,567)	(23,877,871)
Proceeds from sale of securities available-for-sale	12,365,100	517,076
Proceeds from maturities and calls of securities available-for-sale	12,090,662	13,761,096
Net (increase) in interest bearing deposits in financial institutions	(32,745,919)	(30,745,866)
Decrease in federal funds sold	-	6,000
Net (increase) decrease in loans	5,551,541	(2,390,660)
Net proceeds from the sale of other real estate owned	151,372	987,156
Purchase of bank premises and equipment, net	(50,381)	(100,967)
Net cash (used in) investing activities	(9,582,192)	(41,844,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	9,670,447	30,690,209
Increase (decrease) in securities sold under agreements to repurchase	(3,910,329)	7,536,306
Payments on FHLB borrowings and other borrowings	(3,042,203)	(73,616)
Dividends paid	(1,862,183)	(1,675,964)
Net cash provided by financing activities	855,732	36,476,935

Net increase (decrease) in cash and due from banks	(2,384,926)	1,214,181

CASH AND DUE FROM BANKS
Beginning	24,005,801	23,730,257
Ending	$21,620,875	$24,944,438

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Three Months Ended March 31, 2016 and 2015

	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,025,880	$1,179,859
Income taxes	12,000	44,982

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three months ended March 31, 2016 and 2015 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At March 31, 2016, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

New Accounting Pronouncements: In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Among other items the ASC requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The effect of the adoption of this guidance has not yet been determined by the Company.

2.     Dividends

On February 10, 2016, the Company declared a cash dividend on its common stock, payable on May 16, 2016 to stockholders of record as of May 1, 2016, equal to $0.21 per share.

3.     Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2016 and 2015 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

4.     Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2015.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2016 and December 31, 2015. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2016

U.S. government treasuries	$1,491	$1,491	$-	$-
U.S. government agencies	105,708	-	105,708	-
U.S. government mortgage-backed securities	90,614	-	90,614	-
State and political subdivisions	270,394	-	270,394	-
Corporate bonds	52,026	-	52,026	-
Equity securities, other	3,040	-	3,040	-

	$523,273	$1,491	$521,782	$-

2015

U.S. government treasuries	$1,467	$1,467	$-	$-
U.S. government agencies	106,445	-	106,445	-
U.S. government mortgage-backed securities	98,079	-	98,079	-
State and political subdivisions	277,597	-	277,597	-
Corporate bonds	50,889	-	50,889	-
Equity securities, other	3,156	-	3,156	-

	$537,633	$1,467	$536,166	$-

Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  U.S government mortgage-backed securities, state and political subdivisions, most corporate bonds and other equity securities are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2016.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of March 31, 2016 and December 31, 2015. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2016

Loans receivable	$1,012	$-	$-	$1,012
Other real estate owned	1,124	-	-	1,124

Total	$2,136	$-	$-	$2,136

2015

Loans receivable	$603	$-	$-	$603
Other real estate owned	1,250	-	-	1,250

Total	$1,853	$-	$-	$1,853

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

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer, with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, with any impairment amount recorded as a noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $675,000 as of March 31, 2016 and $681,000 as of December 31, 2015. The Company considers these fair value measurements as level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015 are as follows: (in thousands)

	2016
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$1,012	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$1,124	Appraisal	Appraisal adjustment	3%	-	10%	(6%)

	2015
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$603	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$1,250	Appraisal	Appraisal adjustment	6%	-	10%	(8%)

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

Accounting principles generally accepted in the United States of America (GAAP) requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below.

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

The following disclosures represent financial instruments in which the ending balances at March 31, 2016 and December 31, 2015 are not carried at fair value in their entirety on the consolidated balance sheets.

Cash and due from banks and interest bearing deposits in financial institutions: The recorded amount of these assets approximates fair value.

Securities available-for-sale: Fair value measurement for Level 1 securities is based upon quoted prices. Fair value measurement for Level 2 securities are based upon quoted prices, if available. If quoted prices are not available, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.  U.S government mortgage-backed securities, state and political subdivisions, some corporate bonds and other equity securities are reported at fair value utilizing Level 2 inputs.

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

The estimated fair values of the Company’s financial instruments as described above as of March 31, 2016 and December 31, 2015 are as follows: (in thousands)

		2016		2015
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$21,621	$21,621	$24,006	$24,006
Interest bearing deposits	Level 1	59,739	59,739	26,993	26,993
Securities available-for-sale	See previous table	523,273	523,273	537,633	537,633
Loans receivable, net	Level 2	695,627	691,935	701,328	702,438
Loans held for sale	Level 2	444	444	539	539
Accrued income receivable	Level 1	7,381	7,381	7,566	7,566
Financial liabilities:
Deposits	Level 2	$1,083,854	$1,085,214	$1,074,193	$1,075,289
Securities sold under agreements to repurchase	Level 1	50,380	50,380	54,290	54,290
FHLB advances	Level 2	15,500	15,897	18,542	19,017
Other borrowings	Level 2	13,000	13,727	13,000	13,807
Accrued interest payable	Level 1	410	410	413	413

The methodologies used to determine fair value as of March 31, 2016 did not change from the methodologies described in the December 31, 2015 Annual Financial Statements.

6.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of March 31, 2016 and December 31, 2015 are summarized below: (in thousands)

2016:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$1,448	$43	$-	$1,491
U.S. government agencies	103,728	1,996	(16)	105,708
U.S. government mortgage-backed securities	88,414	2,217	(17)	90,614
State and political subdivisions	265,624	5,135	(365)	270,394
Corporate bonds	51,730	562	(266)	52,026
Equity securities, other	3,040	-	-	3,040
	$513,984	$9,953	$(664)	$523,273

2015:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$1,444	$23	$-	$1,467
U.S. government agencies	105,948	797	(300)	106,445
U.S. government mortgage-backed securities	96,373	1,828	(123)	98,078
State and political subdivisions	273,771	4,359	(533)	277,597
Corporate bonds	51,414	227	(751)	50,890
Equity securities, other	3,156	-	-	3,156
	$532,106	$7,234	$(1,707)	$537,633

The proceeds, gains and losses from securities available-for-sale are summarized as follows: (in thousands)

	Three Months Ended
	March 31,
	2016	2015
Proceeds from sales of securities available-for-sale	$12,365	$517

Gross realized gains on securities available-for-sale	208	5

Gross realized losses on securities available-for-sale	(6)	-
Tax provision applicable to net realized gains on securities available-for-sale	71	2

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of March 31, 2016 and December 31, 2015 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2016:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$3,038	$(16)	$-	$-	$3,038	$(16)
U.S. government mortgage-backed securities	2,503	(2)	2,791	(15)	5,294	(17)
State and political subdivisions	21,955	(337)	3,874	(28)	25,829	(365)
Corporate bonds	6,823	(47)	9,369	(219)	16,192	(266)
	$34,319	$(402)	$16,034	$(262)	$50,353	$(664)

	Less than 12 Months		12 Months or More		Total
2015:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$30,245	$(253)	$3,121	$(47)	$33,366	$(300)
U.S. government mortgage-backed securities	22,842	(123)	-	-	22,842	(123)
State and political subdivisions	38,202	(414)	11,096	(119)	49,298	(533)
Corporate bonds	22,091	(249)	14,614	(502)	36,705	(751)
	$113,380	$(1,039)	$28,831	$(668)	$142,211	$(1,707)

Gross unrealized losses on debt securities totaled $664,000 as of March 31, 2016. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.	Loans Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three months ended March 31, 2016 and 2015 is as follows: (in thousands)

	Three Months Ended March 31, 2016
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2015	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988
Provision (credit) for loan losses	(212)	(51)	206	57	105	66	21	192
Recoveries of loans charged-off	-	2	-	-	1	-	1	4
Loans charged-off	-	-	-	-	(77)	-	(5)	(82)
Balance, March 31, 2016	$787	$1,757	$3,763	$817	$1,400	$1,322	$256	$10,102

	Three Months Ended March 31, 2015
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2014	$495	$1,648	$3,214	$737	$1,247	$1,312	$186	$8,839
Provision (credit) for loan losses	36	100	24	32	(111)	(14)	10	77
Recoveries of loans charged-off	5	4	-	-	1	1	1	12
Loans charged-off	-	-	-	-	-	(2)	-	(2)
Balance, March 31, 2015	$536	$1,752	$3,238	$769	$1,137	$1,297	$197	$8,926

Allowance for loan losses disaggregated on the basis of impairment analysis method as of March 31, 2016 and December 31, 2015 is as follows: (in thousands)

2016		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$162	$-	$-	$207	$-	$-	$369
Collectively evaluated for impairment	787	1,595	3,763	817	1,193	1,322	256	9,733
Balance March 31, 2016	$787	$1,757	$3,763	$817	$1,400	$1,322	$256	$10,102

2015		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$273	$2	$-	$164	$-	$-	$439
Collectively evaluated for impairment	999	1,533	3,555	760	1,207	1,256	239	9,549
Balance December 31, 2015	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988

Loans receivable disaggregated on the basis of impairment analysis method as of March 31, 2016 and December 31, 2015 is as follows (in thousands):

2016		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,140	$505	$-	$744	$11	$85	$2,485
Collectively evaluated for impairment	48,933	133,997	276,840	66,868	75,261	79,218	22,216	703,333

Balance March 31, 2016	$48,933	$135,137	$277,345	$66,868	$76,005	$79,229	$22,301	$705,818

2015		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,050	$558	$-	$197	$11	$2	$1,818
Collectively evaluated for impairment	66,268	126,026	251,331	62,530	102,318	79,522	21,597	709,592

Balance December 31, 2015	$66,268	$127,076	$251,889	$62,530	$102,515	$79,533	$21,599	$711,410

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

The following is a recap of impaired loans, on a disaggregated basis, as of March 31, 2016 and December 31, 2015: (in thousands)

	2016			2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$31	$-	$-	$31	$-
Real estate - 1 to 4 family residential	493	508	-	296	304	-
Real estate - commercial	505	1,096	-	456	1,030	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	10	17	-	11	17	-
Agricultural	11	13	-	11	13	-
Consumer and other	85	86	-	2	2	-
Total loans with no specific reserve:	1,104	1,751	-	776	1,397	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	647	786	162	754	891	273
Real estate - commercial	-	-	-	102	111	2
Real estate - agricultural	-	-	-	-	-	-
Commercial	734	744	207	186	262	164
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total loans with specific reserve:	1,381	1,530	369	1,042	1,264	439

Total
Real estate - construction	-	31	-	-	31	-
Real estate - 1 to 4 family residential	1,140	1,294	162	1,050	1,195	273
Real estate - commercial	505	1,096	-	558	1,141	2
Real estate - agricultural	-	-	-	-	-	-
Commercial	744	761	207	197	279	164
Agricultural	11	13	-	11	13	-
Consumer and other	85	86	-	2	2	-

	$2,485	$3,281	$369	$1,818	$2,661	$439

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015: (in thousands)

	Three Months Ended March 31,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$192	$-
Real estate - 1 to 4 family residential	395	1	72	-
Real estate - commercial	481	-	633	-
Real estate - agricultural	-	-	-	-
Commercial	11	-	458	3
Agricultural	11	-	15	-
Consumer and other	44	-	6	1
Total loans with no specific reserve:	942	1	1,376	4

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	701	5	783	-
Real estate - commercial	51	-	157	-
Real estate - agricultural	-	-	-	-
Commercial	460	-	81	-
Agricultural	-	-	-	-
Consumer and other	-	-	-	-
Total loans with specific reserve:	1,212	5	1,021	-

Total
Real estate - construction	-	-	192	-
Real estate - 1 to 4 family residential	1,096	6	855	-
Real estate - commercial	532	-	790	-
Real estate - agricultural	-	-	-	-
Commercial	471	-	539	3
Agricultural	11	-	15	-
Consumer and other	44	-	6	1

	$2,154	$6	$2,397	$4

The interest foregone on nonaccrual loans for the three months ended March 31, 2016 and 2015 was approximately $39,000 and $44,000, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $806,000 as of March 31, 2016, of which all were included in impaired loans and nonaccrual loans. The Company had TDRs of $780,000 as of December 31, 2015, all of which were included in impaired and nonaccrual loans.

The following tables sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three months ended March 31, 2016 and 2015: (dollars in thousands)

Three Months Ended March 31,
	2016			2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Consumer and other	3	70	70	-	-	-

	3	$70	$70	-	$-	$-

During the three months ended March 31, 2016, the Company granted concessions to borrowers experiencing financial difficulties for three loans. The three consumer loans were extended beyond normal terms at an interest rate below a market interest rate.

The Company did not grant any concessions on any significant loans experiencing financial difficulties during the three months ended March 31, 2015.

The Company considers TDR loans to have payment default when it is past due 60 days or more.

No TDR loan modified during the twelve months ended March 31, 2016 and 2015 had a payment default.

There were no charge-offs related to TDRs for the three months ended March 31, 2016 and 2015.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2016 and December 31, 2015, is as follows: (in thousands)

2016		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$48,933	$48,933	$-
Real estate - 1 to 4 family residential	1,124	184	1,308	133,829	135,137	-
Real estate - commercial	-	-	-	277,345	277,345	-
Real estate - agricultural	-	-	-	66,868	66,868	-
Commercial	1,968	94	2,062	73,943	76,005	-
Agricultural	174	-	174	79,055	79,229	-
Consumer and other	48	3	51	22,250	22,301	-

	$3,314	$281	$3,595	$702,223	$705,818	$-

2015		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$66,268	$66,268	$-
Real estate - 1 to 4 family residential	1,311	307	1,618	125,458	127,076	75
Real estate - commercial	1,356	-	1,356	250,533	251,889	-
Real estate - agricultural	-	-	-	62,530	62,530	-
Commercial	266	204	470	102,045	102,515	-
Agricultural	-	-	-	79,533	79,533	-
Consumer and other	79	-	79	21,520	21,599	-

	$3,012	$511	$3,523	$707,887	$711,410	$75

The credit risk profile by internally assigned grade, on a disaggregated basis, as of March 31, 2016 and December 31, 2015 is as follows: (in thousands)

2016	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$43,139	$254,233	$54,996	$59,317	$59,092	$470,777
Watch	4,625	16,027	11,392	13,940	18,141	64,125
Special Mention	-	770	-	185	41	996
Substandard	1,169	5,810	480	1,819	1,944	11,222
Substandard-Impaired	-	505	-	744	11	1,260

	$48,933	$277,345	$66,868	$76,005	$79,229	$548,380

2015	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$60,700	$227,425	$55,503	$91,096	$71,457	$506,181
Watch	4,487	17,523	6,865	8,329	7,156	44,360
Special Mention	-	388	-	224	81	693
Substandard	1,081	5,995	162	2,669	828	10,735
Substandard-Impaired	-	558	-	197	11	766

	$66,268	$251,889	$62,530	$102,515	$79,533	$562,735

The credit risk profile based on payment activity, on a disaggregated basis, as of March 31, 2016 and December 31, 2015 is as follows:

2016	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$133,994	$22,221	$156,215
Non-performing	1,143	80	1,223

	$135,137	$22,301	$157,438

2015	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$125,951	$21,597	$147,548
Non-performing	1,125	2	1,127

	$127,076	$21,599	$148,675

8.	Other Real Estate Owned

The following table provides the composition of other real estate owned as of March 31, 2016 and December 31, 2015: (in thousands)

	2016	2015

Construction and land development	$739	$739
1 to 4 family residential real estate	385	511

	$1,124	$1,250

The Company is actively marketing the assets referred to in the table above. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. The assets above are primarily located in the Ames, Iowa area.

9.	Goodwill

Goodwill is not amortized but is evaluated for impairment at least annually. For income tax purposes, goodwill is amortized over fifteen years.

10.     Core deposit intangible asset

The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets at March 31, 2016 and December 31, 2015: (in thousands)

	2016		2015
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518	$1,304	$2,518	$1,209

The weighted average life of the core deposit intangible is 3 years as of March 31, 2016 and December 31, 2015.

The following sets forth the activity related to core deposit intangible assets for the three months ended March 31, 2016 and 2015: (in thousands)

	Three Months Ended
	March 31,
	2016	2015

Beginning core deposit intangible, net	$1,309	$1,730
Amortization	(95)	(113)

Ending core deposit intangible, net	$1,214	$1,617

Estimated remaining amortization expense on core deposit intangible for the years ending December 31st is as follows: (in thousands)

2016	$258
2017	298
2018	251
2019	128
2020	71
2021	71
After	137

$1,214

11.	Secured Borrowings

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of March 31, 2016 and December 31, 2015: (in thousands)

	2016			2015
	Remaining Contractual Maturity of the Agreements
		Greater than			Greater than
	Overnight	90 days	Total	Overnight	90 days	Total

Securities sold under agreements to repurchase:
U.S. government treasuries	$1,491	$-	$1,491	$1,467	$-	$1,467
U.S. government agencies	47,371	-	47,371	46,755	-	46,755
U.S. government mortgage-backed securities	37,678	-	37,678	41,657	-	41,657

Total	$86,540	$-	$86,540	$89,879	$-	$89,879

Term repurchase agreements (Other 3borrowings):
U.S. government agencies	$-	$14,324	$14,324	$-	$12,503	$12,503
U.S. government mortgage-backed securities	-	449	449	-	676	676

Total	$-	$14,773	$14,773	$-	$13,179	$13,179

Total pledged collateral	$86,540	$14,773	$101,313	$89,879	$13,179	$103,058

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

12.	Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows: (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2016:
Total capital (to risk- weighted assets):
Consolidated	$157,291	16.615%	$75,735	8.000%	N/A	N/A
Boone Bank & Trust	14,675	15.281	7,683	8.000	$9,603	10.000%
First National Bank	75,026	15.751	38,107	8.000	47,633	10.000
Reliance State Bank	24,683	13.655	14,461	8.000	18,076	10.000
State Bank & Trust	19,861	16.720	9,503	8.000	11,878	10.000
United Bank & Trust	14,714	20.822	5,653	8.000	7,067	10.000

Tier 1 capital (to risk- weighted assets):
Consolidated	$146,660	15.492%	$56,801	6.000%	N/A	N/A
Boone Bank & Trust	13,719	14.286	5,762	6.000	$7,683	8.000%
First National Bank	69,982	14.692	28,580	6.000	38,107	8.000
Reliance State Bank	22,745	12.583	10,846	6.000	14,461	8.000
State Bank & Trust	18,373	15.468	7,127	6.000	9,503	8.000
United Bank & Trust	13,950	19.741	4,240	6.000	5,653	8.000

Tier 1 capital (to average- weighted assets):
Consolidated	$146,660	11.306%	$51,888	4.000%	N/A	N/A
Boone Bank & Trust	13,719	10.309	5,323	4.000	$6,654	5.000%
First National Bank	69,982	10.112	27,682	4.000	34,603	5.000
Reliance State Bank	22,745	10.791	8,431	4.000	10,539	5.000
State Bank & Trust	18,373	11.936	6,157	4.000	7,697	5.000
United Bank & Trust	13,950	12.527	4,454	4.000	5,568	5.000

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$146,660	15.492%	$42,601	4.500%	N/A	N/A
Boone Bank & Trust	13,719	14.286	4,321	4.500	$6,242	6.500%
First National Bank	69,982	14.692	21,435	4.500	30,962	6.500
Reliance State Bank	22,745	12.583	8,134	4.500	11,750	6.500
State Bank & Trust	18,373	15.468	5,345	4.500	7,721	6.500
United Bank & Trust	13,950	19.741	3,180	4.500	4,593	6.500

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015:
Total capital (to risk- weighted assets):
Consolidated	$157,926	16.6%	$76,179	8.0%	N/A	N/A
Boone Bank & Trust	14,525	15.5	7,477	8.0	$9,346	10.0%
First National Bank	74,210	15.3	38,859	8.0	48,574	10.0
Reliance State Bank	24,287	13.8	14,101	8.0	17,626	10.0
State Bank & Trust	19,658	16.2	9,729	8.0	12,161	10.0
United Bank & Trust	14,621	20.6	5,693	8.0	7,116	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$147,430	15.5%	$57,134	6.0%	N/A	N/A
Boone Bank & Trust	13,569	14.5	5,608	6.0	$7,477	8.0%
First National Bank	69,157	14.2	29,144	6.0	38,859	8.0
Reliance State Bank	22,491	12.8	10,575	6.0	14,101	8.0
State Bank & Trust	18,135	14.9	7,297	6.0	9,729	8.0
United Bank & Trust	13,858	19.5	4,269	6.0	5,693	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$147,430	11.3%	$52,657	4.0%	N/A	N/A
Boone Bank & Trust	13,569	9.8	5,557	4.0	$6,946	5.0%
First National Bank	69,157	9.9	27,970	4.0	34,963	5.0
Reliance State Bank	22,491	10.7	8,380	4.0	10,476	5.0
State Bank & Trust	18,135	11.5	6,332	4.0	7,915	5.0
United Bank & Trust	13,858	12.5	4,452	4.0	5,565	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$147,430	15.5%	$42,851	4.5%	N/A	N/A
Boone Bank & Trust	13,569	14.5	4,206	4.5	$6,075	6.5%
First National Bank	69,157	14.2	21,858	4.5	31,573	6.5
Reliance State Bank	22,491	12.8	7,932	4.5	11,457	6.5
State Bank & Trust	18,135	14.9	5,473	4.5	7,905	6.5
United Bank & Trust	13,858	19.5	3,202	4.5	4,625	6.5

As disclosed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 11, 2016, in July of 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and the Banks have made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company and the Banks on January 1, 2015, subject to a transition period for certain parts of the rules.

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

13.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after March 31, 2016, but prior to May 6, 2016, that provided additional evidence about conditions that existed at March 31, 2016. There were no other significant events or transactions that provided evidence about conditions that did not exist at March 31, 2016.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. The Banks also offer investment services through a third-party broker-dealer. The Company employs thirteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 203 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $3,807,000, or $0.41 per share, for the three months ended March 31, 2016, compared to net income of $3,635,000, or $0.39 per share, for the three months ended March 31, 2015. Total equity capital as of March 31, 2016 totaled $165.5 million or 12.4% of total assets.

The increase in quarterly earnings can be primarily attributed to increased loan interest income, higher net securities gains, and lower other real estate owned expenses.

Net loan charge-offs totaled $78,000 for the three months ended March 31, 2016 and net loan recoveries totaled $10,000 for the three months ended March 31, 2015. The provision for loan losses totaled $192,000 and $77,000 for the three months ended March 31, 2016 and 2015, respectively.

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

●     Balance Sheet Review

●     Asset Quality Review and Credit Risk Management

●     Liquidity and Capital Resources

●     Forward-Looking Statements and Business Risks

Challenges

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges. These challenges are addressed in the Company’s most recent Annual Report on Form 10-K filed on March 11, 2016.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 6,182 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Quarter Ended
	March 31,	Years Ended December 31,
	2016	2015		2014		2013
	Company	Company	Industry *	Company	Industry	Company	Industry

Return on assets	1.16%	1.13%	1.04%	1.21%	1.01%	1.14%	1.07%

Return on equity	9.28%	9.44%	9.31%	10.09%	9.03%	9.76%	9.56%

Net interest margin	3.36%	3.33%	3.07%	3.31%	3.14%	3.18%	3.26%

Efficiency ratio	53.91%	53.59%	59.91%	53.37%	61.88%	52.78%	60.54%

Capital ratio	12.50%	12.00%	9.59%	12.05%	9.46%	11.67%	9.41%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.16% and 1.10% for the three months ended March 31, 2016 and 2015, respectively. The increase in this ratio in 2016 from the previous period is due to an increase in net income associated with increased loan interest income, higher net securities gains, and lower other real estate owned expenses.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity remained relatively unchanged at 9.28% and 9.25% for the three months ended March 31, 2016 and 2015, respectively.

●     Net Interest Margin

The net interest margin for the three months ended March 31, 2016 and 2015 was 3.36% and 3.27%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The increase in this ratio in 2016 is primarily the result of an increase in the average balance of loans, offset in part by a decrease in the average balances of investment securities.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio remained relatively unchanged at 53.91% and 54.76% for the three months ended March 31, 2016 and 2015, respectively.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.50% as of March 31, 2016 is significantly higher than the industry average as of December 31, 2015.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2015:

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

Problem List’ Falls Below 200 Institutions

The number of FDIC-insured commercial banks and savings institutions reporting quarterly financial results declined from 6,270 to 6,182 in the fourth quarter. Mergers absorbed 81 institutions in the three months ended December 31, while two insured institutions failed. No new charters were added in the fourth quarter. Banks reported 2,033,758 full-time equivalent employees in the quarter, down from 2,038,490 in the third quarter and 2,047,945 a year ago.

Critical Accounting Policies

The discussion contained in this Item 2 and other disclosures included within this report are based, in part, on the Company’s audited December 31, 2015 consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Goodwill

Goodwill arose in connection with two acquisitions. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At March 31, 2016, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

Income Statement Review for the Three Months ended March 31, 2016

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2016 and 2015:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,
	2016			2015
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$99,726	$1,103	4.42%	$91,417	$1,016	4.44%
Agricultural	74,668	916	4.91%	74,025	865	4.68%
Real estate	507,753	5,642	4.44%	479,311	5,351	4.47%
Consumer and other	22,019	196	3.57%	16,091	168	4.17%

Total loans (including fees)	704,166	7,857	4.46%	660,844	7,400	4.48%

Investment securities
Taxable	265,529	1,495	2.25%	272,519	1,566	2.30%
Tax-exempt 2	257,369	2,155	3.35%	264,869	2,286	3.45%
Total investment securities	522,898	3,650	2.79%	537,388	3,852	2.87%

Interest bearing deposits with banks and federal funds sold	31,750	96	1.21%	53,863	93	0.69%

Total interest-earning assets	1,258,814	$11,603	3.69%	1,252,095	$11,345	3.62%

Noninterest-earning assets	54,239			64,817

TOTAL ASSETS	$1,313,053			$1,316,912

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,
	2016			2015
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities Deposits
NOW, savings accounts and money markets	$652,629	$310	0.19%	$628,094	$267	0.17%
Time deposits > $100,000	90,306	199	0.88%	91,179	208	0.91%
Time deposits < $100,000	127,918	241	0.75%	145,100	287	0.79%
Total deposits	870,853	750	0.34%	864,373	762	0.35%
Other borrowed funds	80,098	263	1.32%	94,217	338	1.44%

Total Interest-bearing liabilities	950,951	1,013	0.43%	958,590	1,100	0.46%

Noninterest-bearing liabilities
Demand deposits	191,189			194,239
Other liabilities	6,745			6,817

Stockholders' equity	164,168			157,266

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,313,053			$1,316,912

Net interest income		$10,588	3.36%		$10,245	3.27%

Spread Analysis
Interest income/average assets	$11,603	3.53%		$11,345	3.45%
Interest expense/average assets	$1,013	0.31%		$1,100	0.33%
Net interest income/average assets	$10,588	3.23%		$10,245	3.11%

Net Interest Income

For the three months ended March 31, 2016 and 2015, the Company's net interest margin adjusted for tax exempt income was 3.36% and 3.27%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2016 totaled $9,835,000 compared to $9,445,000 for the three months ended March 31, 2015.

For the three months ended March 31, 2016, interest income increased $303,000, or 2.9%, when compared to the same period in 2015. The increase from 2015 was primarily attributable to higher average balance of loans, offset in part by lower average balances of investment securities. The higher average balances of loans were due primarily to favorable economic conditions that fueled loan demand over much of the past year. The lower average balances of investments were primarily due to maturities and calls.

Interest expense decreased $87,000, or 7.9%, for the three months ended March 31, 2016 when compared to the same period in 2015. The lower interest expense for the period is primarily attributable to lower average borrowed funds balances and lower average time deposit balances, offset by higher average money market and savings balances. This decrease in time deposit and corresponding increase in money market and savings accounts is due in part to the continued low market interest rate environment.

Provision for Loan Losses

The Company’s provision for loan losses was $192,000 and $77,000 for the three months ended March 31, 2016 and 2015, respectively. Net loan charge-offs were $78,000 and net loan recoveries were $10,000 for the three months ended March 31, 2016 and 2015, respectively. The additional provision was made primarily to accommodate additional loan growth at one of our affiliate banks. Credit quality factors relating to impaired loans and past due loan volume remain favorable and comparable to those at year end for the Company. However, the agricultural economy has weakened as declining grain prices have caused lower profitability for our agricultural borrowers.

Noninterest Income and Expense

Noninterest income increased $333,000 for the three months ended March 31, 2016 compared to the same period in 2015. The increase in noninterest income is primarily due to higher gains on the sale of securities and higher wealth management income. The increase in wealth management income is due primarily to increases in estate fees. Exclusive of realized securities gains, noninterest income was 8% higher in the first quarter of 2016 compared to the same period in 2015.

Noninterest expense increased $296,000 or 4.8% for the three months ended March 31, 2016 compared to the same period in 2015 primarily as a result of increases in salaries and benefits, offset in part by a decrease in other real estate owned expense. The increase in salaries and benefits is mainly due to normal salary increases and additional lending and support staff. Other real estate owned expenses decreased due to losses in 2015 with no losses in 2016. The efficiency ratio for the first quarter of 2016 was 53.91%, compared to 54.76% in 2015.

Income Taxes

The provision for income taxes expense for the three months ended March 31, 2016 and 2015 was $1,501,000 and $1,360,000, respectively, representing an effective tax rate of 28% and 27%, respectively. The increase in effective rate is due primarily to impact of a lower level of tax-exempt interest income in 2016 compared to the same quarter in 2015.

Balance Sheet Review

As of March 31, 2016, total assets were $1,334,899,000, an $8,152,000 increase compared to December 31, 2015. The increase in assets was due primarily to an increase in interest bearing deposits in other banks, offset in part by a decrease in securities and loans. The increase in interest bearing deposits in other banks was due primarily to excess liquidity from decreases in the securities and loan portfolios and increases in public fund deposits.

Investment Portfolio

The investment portfolio totaled $523,273,000 as of March 31, 2016, a decrease of $14,360,000 or 3% from the December 31, 2015 balance of $537,633,000. The decrease in the investment portfolio was primarily due to sales, maturities and pay downs of state and political subdivision bonds and U.S. government mortgage-backed securities.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of March 31, 2016, gross unrealized losses of $664,000, are considered to be temporary in nature due to the interest rate environment of 2016 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At March 31, 2016, the Company’s investment securities portfolio included securities issued by 282 government municipalities and agencies located within 24 states with a fair value of $270.4 million. At December 31, 2015, the Company’s investment securities portfolio included securities issued by 283 government municipalities and agencies located within 24 states with a fair value of $277.6 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of March 31, 2016 was $5.1 million (approximately 1.9 % of the fair value of the governmental municipalities and agencies) represented by the Dubuque, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of March 31, 2016 and December 31, 2015 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2016		2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$73,682	$74,556	$77,735	$78,255
Texas	10,128	10,432	10,712	10,967
Pennsylvania	8,845	8,935	8,389	8,448
Minnesota	5,226	5,344	8,401	8,510
Other (2016: 16 states; 2015: 16 states)	24,795	25,367	26,449	26,916

Total general obligation bonds	$122,676	$124,634	$131,686	$133,096

Revenue bonds:
Iowa	$134,702	$137,456	$134,333	$136,705
Other (2016: 9 states; 2015: 9 states)	8,246	8,304	7,752	7,796

Total revenue bonds	$142,948	$145,760	$142,085	$144,501

Total obligations of states and political subdivisions	$265,624	$270,394	$273,771	$277,597

As of March 31, 2016 and December 31, 2015, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 8 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2016		2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$86,811	$88,981	$88,299	$90,145
College and universities, primarily dormitory revenues	12,149	12,357	12,153	12,298
Water	10,440	10,607	10,446	10,548
Leases	9,094	9,153	9,900	9,939
Electric	8,941	9,176	8,950	9,141
Other	15,513	15,486	12,337	12,430

Total revenue bonds by revenue source	$142,948	$145,760	$142,085	$144,501

Loan Portfolio

The loan portfolio, net of the allowance for loan losses of $10,102,000, totaled $695,627,000 as of March 31, 2016, a decrease of $5,701,000, or 0.8%, from the December 31, 2015 balance of $701,328,000. The decrease in the loan portfolio is primarily due to loan payoffs of two loans in excess of loan demand for the first quarter.

Other Real Estate Owned

Other real estate owned was $1,124,000 as of March 31, 2016, nearly unchanged from $1,250,000 as of December 31, 2015, respectively. Due to potential changes in the real estate markets, it is at least reasonably possible that management’s assessments of fair value will change in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Deposits

Deposits totaled $1,083,854,000 as of March 31, 2016, an increase of $9,661,000, or 0.9%, from the December 31, 2015 balance of $1,074,193,000. The increase in deposits was primarily due to increases in public funds.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $50,380,000 as of March 31, 2016, a decrease of $3,910,000, or 7%, from the December 31, 2015 balance of $54,290,000.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2015.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2016 totaled $695,627,000 compared to $701,328,000 as of December 31, 2015. Net loans comprise 52.1% of total assets as of March 31, 2016. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.35% at March 31, 2016, as compared to 0.24% at December 31, 2015 and 0.36% at March 31, 2015. The Company’s level of problem loans as a percentage of total loans at March 31, 2016 of 0.35% is lower than the Company’s peer group (329 bank holding companies with assets of $1 billion to $3 billion) of 0.83% as of December 31, 2015.

Impaired loans, net of specific reserves, totaled $2,116,000 as of March 31, 2016 and have increased $737,000 as compared to the impaired loans of $1,379,000 as of December 31, 2015. The increase in impaired loans since December 31, 2015 is primarily due to a deterioration of one credit relationship in the commercial operating portfolio.

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

The Company had TDRs of $806,000 as of March 31, 2016, of which all were included in impaired loans and on nonaccrual status. The Company had TDRs of $780,000 as of December 31, 2015, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. The Company had no charge-off related to TDRs for the three months ended March 31, 2016 and no charge-offs related to TDRs for the three months ended March 31, 2015.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. As of March 31, 2016, non-accrual loans totaled $2,486,000 and there were no loans past due 90 days and still accruing. This compares to non-accrual loans of $1,815,000 and loans past due 90 days and still accruing totaled $75,000 as of December 31, 2015. Other real estate owned totaled $1,124,000 as of March 31, 2016 and $1,250,000 as of December 31, 2015.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2016 was 1.43%, as compared to 1.40% at December 31, 2015. The allowance for loan losses totaled $10,102,000 and $9,988,000 as of March 31, 2016 and December 31, 2015, respectively. Net charge-offs of loans totaled $78,000 for the three months ended March 31, 2016 as compared to net recoveries of loans of $10,000 for the three months ended March 31, 2015.

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

As of March 31, 2016, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of March 31, 2016 and December 31, 2015 totaled $81,360,000 and $50,999,000, respectively, and provide a level of liquidity.

Other sources of liquidity available to the Banks as of March 31, 2016 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $177,444,000, with $15,500,000 of outstanding FHLB advances at March 31, 2016. Federal funds borrowing capacity at correspondent banks was $106,750,000, with no outstanding federal fund purchase balances as of March 31, 2016. The Company had securities sold under agreements to repurchase totaling $50,380,000 and term repurchase agreements of $13,000,000.

Total investments as of March 31, 2016 were $523,272,000 compared to $537,633,000 as of December 31, 2015. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2016.

The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2016 totaled $6,342,000 compared to the $6,581,000 for the three months ended March 31, 2015. The increase of $239,000 in net cash provided by operating activities was primarily due to changes in assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2016 was $9,582,000 compared to $41,844,000 for the three months ended March 31, 2015. The decrease in cash used in investing activities of $32,262,000 was primarily due to investment activity and changes in loans.

Net cash provided by financing activities for the three months ended March 31, 2016 totaled $856,000 compared to $36,477,000 for the three months ended March 31, 2015. The decrease of $35,621,000 in net cash provided by financing activities was primarily due to the change in deposits and securities sold under repurchase agreements. As of March 31, 2016, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. Dividends paid by the Banks to the Company amounted to $2,150,000 and $1,900,000 for the three months ended March 31, 2016 and 2015, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.21 per share in 2016 from $0.20 per share in 2015.

The Company, on an unconsolidated basis, has interest bearing deposits and marketable investment securities totaling $8,762,000 as of March 31, 2016 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of March 31, 2016 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2016 totaled $165,472,000 and was $4,220,000 higher than the $161,250,000 recorded as of December 31, 2015. The increase in stockholders’ equity was primarily due to net income and an increase in accumulated other comprehensive income, reduced by dividends declared. The increase in other comprehensive income is created by 2016 market interest rates trending lower, which resulted in higher fair values in the securities available-for-sale portfolio. At March 31, 2016 and December 31, 2015, stockholders’ equity as a percentage of total assets was 12.40% and 12.15%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of March 31, 2016.

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

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2016 changed significantly when compared to 2015.

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

     Not applicable

Item 1.A.     Risk Factors

     None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2015, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of March 31, 2016, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2016.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2016 to January 31, 2016	-	$-	-	100,000

February 1, 2016 to February 29, 2016	-	$-	-	100,000

March 1, 2016 to March 31, 2016	-	$-	-	100,000

Total	-		-

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

AMES NATIONAL CORPORATION

DATE: May 6, 2016	By: /s/ Thomas H. Pohlman Thomas H. Pohlman, Chief Executive Officer and President By: /s/ John P. Nelson John P. Nelson, Chief Financial Officer and Vice President

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)     These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.