Form 10-Q
period 2016-06-30
AMES NATIONAL CORP
filed 2016-08-09
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer____ Accelerated filer __X__ Non-accelerated filer ____ Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No ___X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at July 29, 2016)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS	June 30, 2016	December 31, 2015

Cash and due from banks	$20,299,644	$24,005,801
Interest bearing deposits in financial institutions	31,235,295	26,993,091
Securities available-for-sale	528,801,262	537,632,990
Loans receivable, net	712,940,747	701,328,171
Loans held for sale	1,645,090	539,370
Bank premises and equipment, net	16,590,627	17,007,798
Accrued income receivable	7,384,529	7,565,791
Other real estate owned	1,053,923	1,249,915
Deferred income taxes	-	1,276,571
Core deposit intangible, net	1,122,017	1,308,731
Goodwill	6,732,216	6,732,216
Other assets	1,041,651	1,106,698

Total assets	$1,328,847,001	$1,326,747,143

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$192,096,304	$202,542,011
NOW accounts	298,819,035	298,227,493
Savings and money market	365,932,378	354,026,475
Time, $250,000 and over	35,089,704	36,956,653
Other time	173,427,209	182,440,490
Total deposits	1,065,364,630	1,074,193,122

Securities sold under agreements to repurchase	41,945,656	54,289,915
Federal funds purchased	959,000	-
Federal Home Loan Bank (FHLB) advances	29,800,000	18,542,203
Other borrowings	13,000,000	13,000,000
Deferred income taxes	1,498,380	-
Dividend payable	1,955,292	1,862,183
Accrued expenses and other liabilities	4,236,546	3,609,663
Total liabilities	1,158,759,504	1,165,497,086

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of June 30, 2016 and December 31, 2015	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	122,263,655	118,267,767
Accumulated other comprehensive income - net unrealized gain on securities available-for-sale	8,323,288	3,481,736
Total stockholders' equity	170,087,497	161,250,057

Total liabilities and stockholders' equity	$1,328,847,001	$1,326,747,143

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest income:
Loans, including fees	$8,030,602	$7,712,057	$15,888,572	$15,111,747
Securities:
Taxable	1,471,926	1,566,298	2,967,236	3,132,696
Tax-exempt	1,388,791	1,479,726	2,788,822	2,966,086
Interest bearing deposits and federal funds sold	114,353	100,669	210,056	194,047
Total interest income	11,005,672	10,858,750	21,854,686	21,404,576

Interest expense:
Deposits	755,377	768,650	1,505,498	1,531,046
Other borrowed funds	258,339	302,611	521,709	640,774
Total interest expense	1,013,716	1,071,261	2,027,207	2,171,820

Net interest income	9,991,956	9,787,489	19,827,479	19,232,756

Provision for loan losses	14,070	921,513	206,084	998,813

Net interest income after provision for loan losses	9,977,886	8,865,976	19,621,395	18,233,943

Noninterest income:
Wealth management income	738,213	681,347	1,525,321	1,369,257
Service fees	404,614	444,798	801,705	839,357
Securities gains, net	29,500	492,355	231,193	497,304
Gain on sale of loans held for sale	257,254	285,312	434,011	499,298
Merchant and card fees	356,817	351,879	700,890	666,473
Other noninterest income	139,235	151,296	331,985	301,517
Total noninterest income	1,925,633	2,406,987	4,025,105	4,173,206

Noninterest expense:
Salaries and employee benefits	3,854,417	3,810,977	7,906,201	7,535,911
Data processing	780,732	704,596	1,541,864	1,369,131
Occupancy expenses, net	407,989	467,509	1,011,426	993,596
FDIC insurance assessments	161,531	167,274	325,519	350,270
Professional fees	325,085	312,732	593,001	605,170
Business development	220,956	232,088	456,116	464,932
Other real estate owned expense, net	23,225	562,147	3,609	710,210
Core deposit intangible amortization	91,466	109,375	186,714	222,998
Other operating expenses, net	255,286	325,454	530,961	578,791
Total noninterest expense	6,120,687	6,692,152	12,555,411	12,831,009

Income before income taxes	5,782,832	4,580,811	11,091,089	9,576,140

Provision for income taxes	1,683,451	1,216,001	3,184,617	2,576,401

Net income	$4,099,381	$3,364,810	$7,906,472	$6,999,739

Basic and diluted earnings per share	$0.44	$0.36	$0.85	$0.75

Dividends declared per share	$0.21	$0.20	$0.42	$0.40

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$4,099,381	$3,364,810	$7,906,472	$6,999,739
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	3,952,639	(5,188,994)	7,916,196	(1,694,048)
Less: reclassification adjustment for gains realized in net income	29,500	492,355	231,193	497,304
Other comprehensive income (loss), before tax	3,923,139	(5,681,349)	7,685,003	(2,191,352)
Tax effect related to other comprehensive income (loss)	(1,451,561)	2,102,102	(2,843,451)	810,799
Other comprehensive income (loss), net of tax	2,471,578	(3,579,247)	4,841,552	(1,380,553)
Comprehensive income (loss)	$6,570,959	$(214,437)	$12,748,024	$5,619,186

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

Six Months Ended June 30, 2016 and 2015

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total Stockholders' Equity

Balance, December 31, 2014	$18,621,826	$20,878,728	$110,701,847	$4,472,017	$154,674,418
Net income	-	-	6,999,739	-	6,999,739
Other comprehensive (loss)	-	-	-	(1,380,553)	(1,380,553)
Cash dividends declared, $0.40 per share	-	-	(3,724,366)	-	(3,724,366)
Balance, June 30, 2015	$18,621,826	$20,878,728	$113,977,220	$3,091,464	$156,569,238

Balance, December 31, 2015	$18,621,826	$20,878,728	$118,267,767	$3,481,736	$161,250,057
Net income	-	-	7,906,472	-	7,906,472
Other comprehensive income	-	-	-	4,841,552	4,841,552
Cash dividends declared, $0.42 per share	-	-	(3,910,584)	-	(3,910,584)
Balance, June 30, 2016	$18,621,826	$20,878,728	$122,263,655	$8,323,288	$170,087,497

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Six Months Ended June 30, 2016 and 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,906,472	$6,999,739
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	206,084	998,813
Provision for off-balance sheet commitments	32,000	30,000
Amortization, net	1,533,920	1,741,585
Amortization of core deposit intangible asset	186,714	222,998
Depreciation	572,632	531,182
Deferred income taxes	(68,500)	272,200
Securities gains, net	(231,193)	(497,304)
Loss on sale of premises and equipment, net	-	1,132
Impairment of other real estate owned	-	590,453
(Gain) loss on sale of other real estate owned, net	(4,642)	44,340
Change in assets and liabilities:
(Increase) decrease in loans held for sale	(1,105,720)	239,850
Decrease in accrued income receivable	181,262	35,775
(Increase) decrease in other assets	62,076	(417,699)
Increase in accrued expenses and other liabilities	594,883	7,775
Net cash provided by operating activities	9,865,988	10,800,839

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(36,400,109)	(66,691,223)
Proceeds from sale of securities available-for-sale	12,886,350	15,380,232
Proceeds from maturities and calls of securities available-for-sale	38,639,280	43,267,099
Net (increase) decrease in interest bearing deposits in financial institutions	(4,242,204)	1,778,270
Decrease in federal funds sold	-	6,000
Net (increase) in loans	(11,748,177)	(19,761,533)
Net proceeds from the sale of other real estate owned	200,634	3,243,022
Purchase of bank premises and equipment, net	(152,490)	(945,636)
Net cash (used in) investing activities	(816,716)	(23,723,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(8,810,492)	27,327,445
(Decrease) in securities sold under agreements to repurchase and federal funds purchased	(11,385,259)	(7,786,609)
Payments on FHLB borrowings and other borrowings	(1,542,203)	(6,099,370)
Proceeds from short-term FHLB borrowings, net	12,800,000	5,600,000
Dividends paid	(3,817,475)	(3,538,147)
Net cash provided by (used in) financing activities	(12,755,429)	15,503,319

Net increase (decrease) in cash and due from banks	(3,706,157)	2,580,389

CASH AND DUE FROM BANKS
Beginning	24,005,801	23,730,257
Ending	$20,299,644	$26,310,646

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

Six Months Ended June 30, 2016 and 2015

	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,054,551	$2,317,338
Income taxes	2,524,913	2,921,262

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$-	$29,613

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three and six months ended June 30, 2016 and 2015 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At June 30, 2016, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

Current Accounting Developments: In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The effect of the adoption of this guidance has not yet been determined by the Company.

2.     Dividends

On May 11, 2016, the Company declared a cash dividend on its common stock, payable on August 15, 2016 to stockholders of record as of August 1, 2016, equal to $0.21 per share.

3.     Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and six months ended June 30, 2016 and 2015 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2016 and December 31, 2015. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2016

U.S. government treasuries	$1,512	$1,512	$-	$-
U.S. government agencies	110,124	-	110,124	-
U.S. government mortgage-backed securities	91,498	-	91,498	-
State and political subdivisions	268,046	-	268,046	-
Corporate bonds	54,158	-	54,158	-
Equity securities, other	3,463	-	3,463	-

	$528,801	$1,512	$527,289	$-

2015

U.S. government treasuries	$1,467	$1,467	$-	$-
U.S. government agencies	106,445	-	106,445	-
U.S. government mortgage-backed securities	98,079	-	98,079	-
State and political subdivisions	277,597	-	277,597	-
Corporate bonds	50,889	-	50,889	-
Equity securities, other	3,156	-	3,156	-

	$537,633	$1,467	$536,166	$-

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2016.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of June 30, 2016 and December 31, 2015. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2016

Loans receivable	$994	$-	$-	$994
Other real estate owned	1,054	-	-	1,054

Total	$2,048	$-	$-	$2,048

2015

Loans receivable	$603	$-	$-	$603
Other real estate owned	1,250	-	-	1,250

Total	$1,853	$-	$-	$1,853

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

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer, with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, with any impairment amount recorded as a noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $675,000 as of June 30, 2016 and $681,000 as of December 31, 2015. The Company considers these fair value measurements as level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 are as follows: (in thousands)

	2016
	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Average)

Impaired Loans	$994	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$1,054	Appraisal	Appraisal adjustment	3%	-	10%	(6%)

	2015
	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Average)

Impaired Loans	$603	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$1,250	Appraisal	Appraisal adjustment	6%	-	10%	(8%)

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

The following disclosures represent financial instruments in which the ending balances at June 30, 2016 and December 31, 2015 are not carried at fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments as described above as of June 30, 2016 and December 31, 2015 are as follows: (in thousands)

		2016		2015
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	Level 1	$20,300	$20,300	$24,006	$24,006
Interest bearing deposits	Level 1	31,235	31,235	26,993	26,993
Securities available-for-sale	See previous table	528,801	528,801	537,633	537,633
Loans receivable, net	Level 2	712,941	712,117	701,328	702,438
Loans held for sale	Level 2	1,646	1,646	539	539
Accrued income receivable	Level 1	7,385	7,385	7,566	7,566
Financial liabilities:
Deposits	Level 2	$1,065,364	$1,066,803	$1,074,193	$1,075,289
Securities sold under agreements to repurchase	Level 1	41,946	41,946	54,290	54,290
Federal funds purchased	Level 1	959	959	-	-
FHLB advances	Level 2	29,800	30,203	18,542	19,017
Other borrowings	Level 2	13,000	13,653	13,000	13,807
Accrued interest payable	Level 1	404	404	413	413

The methodologies used to determine fair value as of June 30, 2016 did not change from the methodologies described in the December 31, 2015 Annual Financial Statements.

6.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of June 30, 2016 and December 31, 2015 are summarized below: (in thousands)

2016:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$1,451	$61	$-	$1,512
U.S. government agencies	106,870	3,304	(50)	110,124
U.S. government mortgage-backed securities	88,626	2,880	(8)	91,498
State and political subdivisions	262,024	6,262	(240)	268,046
Corporate bonds	53,156	1,078	(76)	54,158
Equity securities, other	3,463	-	-	3,463
	$515,590	$13,585	$(374)	$528,801

2015:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$1,444	$23	$-	$1,467
U.S. government agencies	105,948	797	(300)	106,445
U.S. government mortgage-backed securities	96,373	1,828	(123)	98,078
State and political subdivisions	273,771	4,359	(533)	277,597
Corporate bonds	51,414	227	(751)	50,890
Equity securities, other	3,156	-	-	3,156
	$532,106	$7,234	$(1,707)	$537,633

The proceeds, gains and losses from securities available-for-sale are summarized as follows: (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales of securities available-for-sale	$521	$14,863	$12,886	$15,380
Gross realized gains on securities available-for-sale	29	492	237	497
Gross realized losses on securities available-for-sale	-	-	(6)	-
Tax provision applicable to net realized gains on securities available-for-sale	10	183	81	185

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of June 30, 2016 and December 31, 2015 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2016:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$4,158	$(50)	$-	$-	$4,158	$(50)
U.S. government mortgage-backed securities	1,954	(8)	-	-	1,954	(8)
State and political subdivisions	10,482	(233)	3,279	(7)	13,761	(240)
Corporate bonds	-	-	5,404	(76)	5,404	(76)
	$16,594	$(291)	$8,683	$(83)	$25,277	$(374)

	Less than 12 Months		12 Months or More		Total
2015:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$30,245	$(253)	$3,121	$(47)	$33,366	$(300)
U.S. government mortgage-backed securities	22,842	(123)	-	-	22,842	(123)
State and political subdivisions	38,202	(414)	11,096	(119)	49,298	(533)
Corporate bonds	22,091	(249)	14,614	(502)	36,705	(751)
	$113,380	$(1,039)	$28,831	$(668)	$142,211	$(1,707)

Gross unrealized losses on debt securities totaled $374,000 as of June 30, 2016. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.	Loans Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and six months ended June 30, 2016 and 2015 is as follows: (in thousands)

	Three Months Ended June 30, 2016
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Balance, March 31, 2016	$787	$1,757	$3,763	$817	$1,400	$1,322	$256	$10,102
Provision (credit) for loan losses	(44)	(15)	127	17	34	(103)	(2)	14
Recoveries of loans charged-off	15	-	-	-	5	-	4	24
Loans charged-off	-	-	-	-	-	-	(5)	(5)
Balance, June 30, 2016	$758	$1,742	$3,890	$834	$1,439	$1,219	$253	$10,135

	Six Months Ended June 30, 2016
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Balance, December 31, 2015	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988
Provision (credit) for loan losses	(256)	(66)	333	74	139	(37)	19	206
Recoveries of loans charged-off	15	2	-	-	6	-	5	28
Loans charged-off	-	-	-	-	(77)	-	(10)	(87)
Balance, June 30, 2016	$758	$1,742	$3,890	$834	$1,439	$1,219	$253	$10,135

	Three Months Ended June 30, 2015
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Balance, March 31, 2015	$536	$1,752	$3,238	$769	$1,137	$1,297	$197	$8,926
Provision for loan losses	272	64	352	43	126	41	24	922
Recoveries of loans charged-off	15	16	-	-	-	-	5	36
Loans charged-off	-	(6)	-	-	-	-	(6)	(12)
Balance, June 30, 2015	$823	$1,826	$3,590	$812	$1,263	$1,338	$220	$9,872

	Six Months Ended June 30, 2015
	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Balance, December 31, 2014	$495	$1,648	$3,214	$737	$1,247	$1,312	$186	$8,839
Provision for loan losses	308	164	376	75	15	27	34	999
Recoveries of loans charged-off	20	20	-	-	1	1	6	48
Loans charged-off	-	(6)	-	-	-	(2)	(6)	(14)
Balance, June 30, 2015	$823	$1,826	$3,590	$812	$1,263	$1,338	$220	$9,872

 Allowance for loan losses disaggregated on the basis of impairment analysis method as of June 30, 2016 and December 31, 2015 is as follows: (in thousands)

2016		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$143	$-	$-	$219	$-	$2	$364
Collectively evaluated for impairment	758	1,599	3,890	834	1,220	1,219	251	9,771
Balance June 30, 2016	$758	$1,742	$3,890	$834	$1,439	$1,219	$253	$10,135

2015		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$273	$2	$-	$164	$-	$-	$439
Collectively evaluated for impairment	999	1,533	3,555	760	1,207	1,256	239	9,549
Balance December 31, 2015	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988

Loans receivable disaggregated on the basis of impairment analysis method as of June 30, 2016 and December 31, 2015 is as follows (in thousands):

2016		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,165	$468	$-	$733	$11	$92	$2,469
Collectively evaluated for impairment	53,757	136,064	291,165	67,857	77,142	72,762	21,970	720,717
Balance June 30, 2016	$53,757	$137,229	$291,633	$67,857	$77,875	$72,773	$22,062	$723,186

2015		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,050	$558	$-	$197	$11	$2	$1,818
Collectively evaluated for impairment	66,268	126,026	251,331	62,530	102,318	79,522	21,597	709,592
Balance December 31, 2015	$66,268	$127,076	$251,889	$62,530	$102,515	$79,533	$21,599	$711,410

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

The following is a recap of impaired loans, on a disaggregated basis, as of June 30, 2016 and December 31, 2015: (in thousands)

	2016			2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$31	$-
Real estate - 1 to 4 family residential	533	555	-	296	304	-
Real estate - commercial	468	1,065	-	456	1,030	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	9	16	-	11	17	-
Agricultural	11	13	-	11	13	-
Consumer and other	90	91	-	2	2	-
Total loans with no specific reserve:	1,111	1,740	-	776	1,397	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	632	776	143	754	891	273
Real estate - commercial	-	-	-	102	111	2
Real estate - agricultural	-	-	-	-	-	-
Commercial	724	735	219	186	262	164
Agricultural	-	-	-	-	-	-
Consumer and other	2	2	2	-	-	-
Total loans with specific reserve:	1,358	1,513	364	1,042	1,264	439

Total
Real estate - construction	-	-	-	-	31	-
Real estate - 1 to 4 family residential	1,165	1,331	143	1,050	1,195	273
Real estate - commercial	468	1,065	-	558	1,141	2
Real estate - agricultural	-	-	-	-	-	-
Commercial	733	751	219	197	279	164
Agricultural	11	13	-	11	13	-
Consumer and other	92	93	2	2	2	-

	$2,469	$3,253	$364	$1,818	$2,661	$439

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2016 and 2015: (in thousands)

	Three Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific reserve recorded:
Real estate - construction	$-	$31	$145	$77
Real estate - 1 to 4 family residential	513	-	160	-
Real estate - commercial	487	22	568	-
Real estate - agricultural	-	-	-	-
Commercial	10	-	314	-
Agricultural	11	-	11	-
Consumer and other	88	-	4	1
Total loans with no specific reserve:	1,109	53	1,202	78

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	640	-	766	-
Real estate - commercial	-	-	154	-
Real estate - agricultural	-	-	-	-
Commercial	729	-	76	-
Agricultural	-	-	-	-
Consumer and other	1	-	-	-
Total loans with specific reserve:	1,370	-	996	-

Total
Real estate - construction	-	31	145	77
Real estate - 1 to 4 family residential	1,153	-	926	-
Real estate - commercial	487	22	722	-
Real estate - agricultural	-	-	-	-
Commercial	739	-	390	-
Agricultural	11	-	11	-
Consumer and other	89	-	4	1

	$2,479	$53	$2,198	$78

	Six Months Ended June 30,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no specific reserve recorded:
Real estate - construction	$-	$31	$162	$77
Real estate - 1 to 4 family residential	441	1	115	-
Real estate - commercial	476	22	603	-
Real estate - agricultural	-	-	-	-
Commercial	10	-	361	3
Agricultural	11	-	14	-
Consumer and other	59	-	6	2
Total loans with no specific reserve:	997	54	1,261	82

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	678	5	773	-
Real estate - commercial	34	-	155	-
Real estate - agricultural	-	-	-	-
Commercial	548	-	78	-
Agricultural	-	-	-	-
Consumer and other	1	-	-	-
Total loans with specific reserve:	1,261	5	1,006	-

Total
Real estate - construction	-	31	162	77
Real estate - 1 to 4 family residential	1,119	6	888	-
Real estate - commercial	510	22	758	-
Real estate - agricultural	-	-	-	-
Commercial	558	-	439	3
Agricultural	11	-	14	-
Consumer and other	60	-	6	2

	$2,258	$59	$2,267	$82

The interest foregone on nonaccrual loans for the three months ended June 30, 2016 and 2015 was approximately $39,000 and $43,000, respectively. The interest foregone on nonaccrual loans for the six months ended June 30, 2016 and 2015 was approximately $79,000 and $87,000, respectively

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $1,420,000 as of June 30, 2016, of which all were included in impaired loans and nonaccrual loans. The Company had TDRs of $780,000 as of December 31, 2015, all of which were included in impaired and nonaccrual loans.

The following tables sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three and six months ended June 30, 2016 and 2015: (dollars in thousands)

Three Months Ended June 30,
	2016			2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	3	702	705	-	-	-
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	3	$702	$705	-	$-	$-

	Six Months Ended June 30,
	2016			2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	3	702	705	-	-	-
Agricultural	-	-	-	-	-	-
Consumer and other	3	70	70	-	-	-

	6	$772	$775	-	$-	$-

During the three months ended June 30, 2016, the Company granted concessions to a borrower that was experiencing financial difficulties with three loans. During the six months ended June 30, 2016, the Company granted concessions to two borrowers experiencing financial difficulties with six loans. The three consumer loans were extended beyond normal terms at an interest rate below a market interest rate. The three commercial operating loans were extended beyond normal terms.

The Company did not grant any concessions on any significant loans experiencing financial difficulties during the three and six months ended June 30, 2015.

The Company considers TDR loans to have payment default when it is past due 60 days or more.

No TDR loan modified during the twelve months ended June 30, 2016 and 2015 had a payment default.

There were no charge-offs related to TDRs for the six months ended June 30, 2016 and 2015.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2016 and December 31, 2015, is as follows: (in thousands)

2016		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$459	$85	$544	$53,213	$53,757	$85
Real estate - 1 to 4 family residential	1,253	233	1,486	135,743	137,229	-
Real estate - commercial	1,151	-	1,151	290,482	291,633	-
Real estate - agricultural	-	-	-	67,857	67,857	-
Commercial	627	-	627	77,248	77,875	-
Agricultural	256	-	256	72,517	72,773	-
Consumer and other	142	20	162	21,900	22,062	-

	$3,888	$338	$4,226	$718,960	$723,186	$85

2015		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$66,268	$66,268	$-
Real estate - 1 to 4 family residential	1,311	307	1,618	125,458	127,076	75
Real estate - commercial	1,356	-	1,356	250,533	251,889	-
Real estate - agricultural	-	-	-	62,530	62,530	-
Commercial	266	204	470	102,045	102,515	-
Agricultural	-	-	-	79,533	79,533	-
Consumer and other	79	-	79	21,520	21,599	-

	$3,012	$511	$3,523	$707,887	$711,410	$75

The credit risk profile by internally assigned grade, on a disaggregated basis, as of June 30, 2016 and December 31, 2015 is as follows: (in thousands)

2016	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$50,356	$265,581	$53,714	$59,706	$53,122	$482,479
Watch	2,481	19,164	13,412	15,439	18,555	69,051
Special Mention	-	761	-	184	75	1,020
Substandard	920	5,659	731	1,813	1,010	10,133
Substandard-Impaired	-	468	-	733	11	1,212

	$53,757	$291,633	$67,857	$77,875	$72,773	$563,895

2015	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$60,700	$227,425	$55,503	$91,096	$71,457	$506,181
Watch	4,487	17,523	6,865	8,329	7,156	44,360
Special Mention	-	388	-	224	81	693
Substandard	1,081	5,995	162	2,669	828	10,735
Substandard-Impaired	-	558	-	197	11	766

	$66,268	$251,889	$62,530	$102,515	$79,533	$562,735

The credit risk profile based on payment activity, on a disaggregated basis, as of June 30, 2016 and December 31, 2015 is as follows:

2016	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$136,037	$22,015	$158,052
Non-performing	1,192	47	1,239

	$137,229	$22,062	$159,291

2015	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$125,951	$21,597	$147,548
Non-performing	1,125	2	1,127

	$127,076	$21,599	$148,675

8.	Other Real Estate Owned

The following table provides the composition of other real estate owned as of June 30, 2016 and December 31, 2015: (in thousands)

	2016	2015

Construction and land development	$739	$739
1 to 4 family residential real estate	315	511

	$1,054	$1,250

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

10.     Core deposit intangible asset

The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets at June 30, 2016 and December 31, 2015: (in thousands)

	2016		2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Core deposit intangible asset	$2,518	$1,396	$2,518	$1,209

The weighted average life of the core deposit intangible is 3 years as of June 30, 2016 and December 31, 2015.

The following sets forth the activity related to core deposit intangible assets for the three and six months ended June 30, 2016 and 2015: (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Beginning core deposit intangible, net	$1,214	$1,617	$1,309	$1,730
Amortization	(92)	(110)	(187)	(223)

Ending core deposit intangible, net	$1,122	$1,507	$1,122	$1,507

Estimated remaining amortization expense on core deposit intangible for the years ending December 31st is as follows: (in thousands)

2016	$166
2017	298
2018	251
2019	128
2020	71
2021	71
After	137

$1,122

11.	Secured Borrowings

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of June 30, 2016 and December 31, 2015: (in thousands)

	2016			2015
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$1,512	$-	$1,512	$1,467	$-	$1,467
U.S. government agencies	47,893	-	47,893	46,755	-	46,755
U.S. government mortgage-backed securities	35,820	-	35,820	41,657	-	41,657

Total	$85,225	$-	$85,225	$89,879	$-	$89,879

Term repurchase agreements (Other borrowings):
U.S. government agencies	$-	$15,625	$15,625	$-	$12,503	$12,503
U.S. government mortgage-backed securities	-	419	419	-	676	676

Total	$-	$16,044	$16,044	$-	$13,179	$13,179

Total pledged collateral	$85,225	$16,044	$101,269	$89,879	$13,179	$103,058

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

12.	Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows: (dollars in thousands)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2016:
Total capital (to risk-weighted assets):
Consolidated	$165,424	17.4%	$75,948	8.0%	N/A	N/A
Boone Bank & Trust	14,839	16.7	7,111	8.0	$8,889	10.0%
First National Bank	76,135	15.4	39,443	8.0	49,304	10.0
Reliance State Bank	25,191	14.5	13,929	8.0	17,411	10.0
State Bank & Trust	20,031	17.5	9,144	8.0	11,429	10.0
United Bank & Trust	14,845	19.9	5,958	8.0	7,447	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$154,748	16.3%	$56,961	6.0%	N/A	N/A
Boone Bank & Trust	13,910	15.6	5,334	6.0	$7,111	8.0%
First National Bank	71,046	14.4	29,582	6.0	39,443	8.0
Reliance State Bank	23,244	13.4	10,447	6.0	13,929	8.0
State Bank & Trust	18,598	16.3	6,858	6.0	9,144	8.0
United Bank & Trust	14,080	18.9	4,468	6.0	5,958	8.0

Tier 1 capital (to average-weighted assets):
Consolidated	$154,748	11.7%	$52,730	4.0%	N/A	N/A
Boone Bank & Trust	13,910	10.1	5,508	4.0	$6,885	5.0%
First National Bank	71,046	10.0	28,360	4.0	35,450	5.0
Reliance State Bank	23,244	10.9	8,497	4.0	10,622	5.0
State Bank & Trust	18,598	12.3	6,060	4.0	7,576	5.0
United Bank & Trust	14,080	12.5	4,502	4.0	5,627	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$154,748	16.3%	$42,721	4.5%	N/A	N/A
Boone Bank & Trust	13,910	15.6	4,000	4.5	$5,778	6.5%
First National Bank	71,046	14.4	22,187	4.5	32,048	6.5
Reliance State Bank	23,244	13.4	7,835	4.5	11,317	6.5
State Bank & Trust	18,598	16.3	5,143	4.5	7,429	6.5
United Bank & Trust	14,080	18.9	3,351	4.5	4,841	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015:
Total capital (to risk-weighted assets):
Consolidated	$157,926	16.6%	$76,179	8.0%	N/A	N/A
Boone Bank & Trust	14,525	15.5	7,477	8.0	$9,346	10.0%
First National Bank	74,210	15.3	38,859	8.0	48,574	10.0
Reliance State Bank	24,287	13.8	14,101	8.0	17,626	10.0
State Bank & Trust	19,658	16.2	9,729	8.0	12,161	10.0
United Bank & Trust	14,621	20.6	5,693	8.0	7,116	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$147,430	15.5%	$57,134	6.0%	N/A	N/A
Boone Bank & Trust	13,569	14.5	5,608	6.0	$7,477	8.0%
First National Bank	69,157	14.2	29,144	6.0	38,859	8.0
Reliance State Bank	22,491	12.8	10,575	6.0	14,101	8.0
State Bank & Trust	18,135	14.9	7,297	6.0	9,729	8.0
United Bank & Trust	13,858	19.5	4,269	6.0	5,693	8.0

Tier 1 capital (to average-weighted assets):
Consolidated	$147,430	11.3%	$52,657	4.0%	N/A	N/A
Boone Bank & Trust	13,569	9.8	5,557	4.0	$6,946	5.0%
First National Bank	69,157	9.9	27,970	4.0	34,963	5.0
Reliance State Bank	22,491	10.7	8,380	4.0	10,476	5.0
State Bank & Trust	18,135	11.5	6,332	4.0	7,915	5.0
United Bank & Trust	13,858	12.5	4,452	4.0	5,565	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$147,430	15.5%	$42,851	4.5%	N/A	N/A
Boone Bank & Trust	13,569	14.5	4,206	4.5	$6,075	6.5%
First National Bank	69,157	14.2	21,858	4.5	31,573	6.5
Reliance State Bank	22,491	12.8	7,932	4.5	11,457	6.5
State Bank & Trust	18,135	14.9	5,473	4.5	7,905	6.5
United Bank & Trust	13,858	19.5	3,202	4.5	4,625	6.5

The Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes in July 2013. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and the Banks have made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company and the Banks on January 1, 2015, subject to a transition period for certain parts of the rules.

Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and the Banks are sufficient to meet the fully phased-in conservation buffer.

13.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after June 30, 2016, but prior to August 9, 2016, that provided additional evidence about conditions that existed at June 30, 2016. There were no other significant events or transactions that provided evidence about conditions that did not exist at June 30, 2016.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. The Banks also offer investment services through a third-party broker-dealer. The Company employs thirteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems and the coordination of management activities, in addition to 214 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Company and Banks; (iii) fees on wealth management services provided by those Banks exercising trust powers; (iv) service fees on deposit accounts maintained at the Banks and (v) Merchant and card fees. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) provision for loan losses; (iii) salaries and employee benefits; (iv) data processing costs associated with maintaining the Banks’ loan and deposit functions; (v) occupancy expenses for maintaining the Bank’s facilities; and (vi) professional fees. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company had net income of $4,099,000, or $0.44 per share, for the three months ended June 30, 2016, compared to net income of $3,365,000, or $0.36 per share, for the three months ended June 30, 2015. Total equity capital as of June 30, 2016 totaled $170.1 million or 12.8 % of total assets.

The increase in quarterly earnings can be primarily attributed to increased loan interest income, a lower provision for loan losses, and lower other real estate owned expenses, offset in part by lower securities gains.

Net loan recoveries totaled $19,000 and $24,000 for the three months ended June 30, 2016 and 2015, respectively. The provision for loan losses totaled $14,000 and $922,000 for the three months ended June 30, 2016 and 2015, respectively.

The Company had net income of $7,906,000, or $0.85 per share, for the six months ended June 30, 2016, compared to net income of $7,000,000, or $0.75 per share, for the six months ended June 30, 2015.

The increase in year to date earnings can be primarily attributed to increased loan interest income, a lower provision for loan losses, and lower other real estate owned expenses, offset in part by lower net securities gains.

Net loan charge-offs totaled $59,000 for the six months ended June 30, 2016 and net loan recoveries totaled $34,000 for the six months ended June 30, 2015. The provision for loan losses totaled $206,000 and $999,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 6,122 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months Ended	6 Months Ended	3 Months ended		Years Ended December 31,
	June 30, 2016		March 31, 2016		2015		2014
	Company		Company	Industry*	Company	Industry *	Company	Industry

Return on assets	1.23%	1.19%	1.16%	0.97%	1.13%	1.04%	1.21%	1.01%

Return on equity	9.82%	9.55%	9.28%	8.62%	9.44%	9.31%	10.09%	9.03%

Net interest margin	3.36%	3.36%	3.36%	3.10%	3.33%	3.07%	3.31%	3.14%

Efficiency ratio	51.36%	52.64%	53.91%	59.85%	53.59%	59.91%	53.37%	61.88%

Capital ratio	12.51%	12.51%	12.50%	9.61%	12.00%	9.59%	12.05%	9.46%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.23% and 1.01% for the three months ended June 30, 2016 and 2015, respectively. The increase in this ratio in 2016 from the previous period is primarily due to an increase in net income associated with increased loan interest income, lower provision for loan losses and lower other real estate owned expenses.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 9.82% and 8.48% for the three months ended June 30, 2016 and 2015, respectively. The increase in this ratio in 2016 from the previous period is primarily due to an increase in net income associated with increased loan interest income, lower provision for loan losses and lower other real estate owned expenses.

●     Net Interest Margin

The net interest margin for the three months ended June 30, 2016 and 2015 was 3.36% and 3.32%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The increase in this ratio in 2016 is primarily the result of an increase in the average balance of loans, offset in part by a decrease in the average balances of investment securities.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 51.36% and 54.88% for the three months ended June 30, 2016 and 2015, respectively. The decrease in the efficiency ratio was due primarily to the decrease in the other real estate owned expenses, offset in part by a decrease in the securities gains.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.51% as of June 30, 2016 is significantly higher than the industry average as of March 31, 2016.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2016:

Higher Expenses for Credit Losses Weigh on First-Quarter Earnings

Higher expenses for loan losses and lower noninterest income from trading and asset servicing contributed to a $765 million (1.9%) decline in quarterly earnings for FDIC-insured institutions in first quarter 2016. Most of the year-over-year drop in net income was concentrated among the largest banks. More than half of all banks—61.4%—reported higher quarterly earnings compared with first quarter 2015. Only 5% of banks reported negative net income in the quarter, down from 5.7% the year before. The average return on assets in the first quarter was 0.97%, down from 1.02% in first quarter 2015.

Net Interest Margins Improve From Year-Ago Levels

Net operating revenue—the sum of net interest income and total noninterest income—totaled $172.9 billion in the quarter, up $4.6 billion (2.7%) from the year earlier. Net interest income was $6.7 billion (6.4%) higher, while total noninterest income was $2.2 billion (3.4%) lower. The improvement in net interest income was attributable to wider net interest margins, as average asset yields increased more rapidly than average funding costs, and to a 3.7% increase in average interest-earning assets compared with first quarter 2015. The average net interest margin rose to 3.10%, from 3.02% the year before, as 57% of banks reported year-over-year improvement in their margins. The drop in noninterest income was concentrated among larger banks, and reflected a $1.9 billion (24.9%) decline in trading income, as well as a $736 million (46%) decline in servicing income.

Aggregate Loan-Loss Provisions Continue to Rise

Banks set aside $12.5 billion in provisions for loan losses in the first quarter, a year-over-year increase of $4.2 billion (49.7%). This is the largest quarterly increase since fourth quarter 2012, and marks the seventh consecutive quarter that loan-loss provisions have increased. Slightly more than one-third of all banks—35.6%—reported higher quarterly loss provisions than the year before. Most of the increase in loss provisions occurred at larger banks. Quarterly provision expenses at banks with assets greater than $10 billion were $4.1 billion (54.8%) higher than in first quarter 2015, while total provisions at banks with less than $10 billion in assets were $140 million (15.8%) higher.

Loan Losses Post Second Consecutive Quarterly Increase

Quarterly net charge-offs (NCOs) totaled $10.1 billion, an increase of $1.1 billion (12.3%) compared with a year earlier. This is the second consecutive quarter that NCOs have posted a year-over-year increase, following 21 quarters in a row in which NCOs fell. NCOs of commercial and industrial (C&I) loans were $1.1 billion (144.7%) higher than in first quarter 2015. Smaller year-over-year NCO increases were reported in credit cards, auto loans, real estate construction and development loans, and agricultural production loans. The average NCO rate in the first quarter was 0.46%, compared with 0.43% a year earlier. Fewer than half of all banks—41.9%—reported year-over-year increases in quarterly NCOs.

Noncurrent C&I Loans Increase by $9.3 Billion

The amount of loan balances that were noncurrent—90 days or more past due or in nonaccrual status—rose by $3.3 billion (2.4%) during the first three months of 2016. This is the first quarterly increase in total noncurrent loan balances in 24 quarters, driven by a $9.3 billion (65.1%) increase in noncurrent C&I loans. This is the largest quarterly increase in noncurrent C&I loans since first quarter 1987. Most of the increase occurred at larger banks. At institutions with assets greater than $10 billion, noncurrent C&I loans rose by $8.9 billion (82.1%). At institutions with less than $10 billion in assets, noncurrent C&I balances increased by $415 million (12%). A large part of the weakness in C&I loans is attributable to loans to the energy sector, especially oil and gas producers. Sharply lower energy prices have reduced the ability of many borrowers to service their debts, and a large share of the direct lending exposure of the banking industry to these borrowers is held by larger banks. The average noncurrent loan rate rose from 1.56% to 1.58% during the quarter. This is still the second-lowest noncurrent rate for the industry since year-end 2007. For C&I loans, the average noncurrent rate rose from 0.78% to 1.24%. This is the highest noncurrent rate for C&I loans since year-end 2011. Noncurrent rates declined for all other major loan categories in the first quarter.

Loss Reserves Increase for the First Time in Six Years

As a result of the increase in noncurrent loans, the industry’s coverage ratio of loan-loss reserves to noncurrent loans posted its first quarterly decline in 14 quarters, falling from 86% at the end of 2015 to 85.5% at the end of March. Banks increased their loan-loss reserves by $2.1 billion (1.8%), as they added more in loan-loss provisions ($12.5 billion) than they took out in net charge-offs ($10.1 billion). This is the first time in six years that the industry’s aggregate loan-loss reserves have increased. Banks with assets greater than $1 billion, which itemize their reserves for major loan categories, reported a $3.3 billion (10.4%) increase in their reserves for estimated losses on non-real-estate commercial loans in the first quarter.

Equity Capital Increases by $39.3 Billion

An increase in retained earnings and higher market values in securities portfolios helped lift the equity capital of insured institutions by $39.3 billion (2.2%) during the first quarter. This is the largest quarterly increase in equity since third quarter 2009. While net income was lower than the year before, banks reduced their cash dividends by $1.6 billion (7.1%) compared with first quarter 2015. As a result, retained earnings totaled $18.3 billion, a year-over-year increase of $815 million (4.7%). In addition, accumulated other comprehensive income increased by $17.3 million.

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

Goodwill

Goodwill arose in connection with two acquisitions. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At June 30, 2016, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

Income Statement Review for the Three Months ended June 30, 2016

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2016 and 2015:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$93,880	$1,073	4.57%	$98,176	$1,165	4.75%
Agricultural	77,100	938	4.87%	76,666	909	4.74%
Real estate	522,043	5,822	4.46%	486,460	5,459	4.49%
Consumer and other	22,163	197	3.55%	17,665	179	4.05%

Total loans (including fees)	715,186	8,030	4.49%	678,967	7,712	4.54%

Investment securities
Taxable	263,108	1,472	2.24%	280,097	1,566	2.24%
Tax-exempt 2	254,342	2,138	3.36%	267,175	2,275	3.41%
Total investment securities	517,450	3,610	2.79%	547,272	3,841	2.81%

Interest bearing deposits with banks and federal funds sold	47,610	114	0.96%	47,734	101	0.84%

Total interest-earning assets	1,280,246	$11,754	3.67%	1,273,973	$11,654	3.66%

Noninterest-earning assets	54,989			64,300

TOTAL ASSETS	$1,335,235			$1,338,273

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$680,576	$332	0.20%	$669,375	$292	0.17%
Time deposits > $100,000	85,585	194	0.91%	88,520	206	0.93%
Time deposits < $100,000	125,692	230	0.73%	143,658	271	0.75%
Total deposits	891,853	756	0.34%	901,553	769	0.34%
Other borrowed funds	78,070	258	1.32%	83,944	303	1.44%

Total Interest-bearing liabilities	969,923	1,014	0.42%	985,497	1,072	0.44%

Noninterest-bearing liabilities
Demand deposits	190,941			187,305
Other liabilities	7,352			6,685

Stockholders' equity	167,019			158,786

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,335,235			$1,338,273

Net interest income		$10,740	3.36%		$10,582	3.32%

Spread Analysis
Interest income/average assets	$11,754	3.52%		$11,654	3.48%
Interest expense/average assets	$1,014	0.30%		$1,072	0.32%
Net interest income/average assets	$10,740	3.22%		$10,582	3.16%

Net Interest Income

For the three months ended June 30, 2016 and 2015, the Company's net interest margin adjusted for tax exempt income was 3.36% and 3.32%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2016 totaled $9,992,000 compared to $9,787,000 for the three months ended June 30, 2015.

For the three months ended June 30, 2016, interest income increased $147,000, or 1%, when compared to the same period in 2015. The increase from 2015 was primarily attributable to higher average balance of loans, offset in part by lower average balances of investment securities. The higher average balances of loans were due primarily to favorable economic conditions that fueled loan demand over much of the past year. The lower average balances of investments were primarily due to normal maturities and calls and to a lessor extent sales.

Interest expense decreased $58,000, or 5%, for the three months ended June 30, 2016 when compared to the same period in 2015. The lower interest expense for the period is primarily attributable to lower cost of funds on borrowed funds balances.

Provision for Loan Losses

The Company’s provision for loan losses was $14,000 and $922,000 for the three months ended June 30, 2016 and 2015, respectively. Net loan recoveries were $19,000 and $24,000 for the three months ended June 30, 2016 and 2015, respectively. The loan portfolio credit quality gauged by total impaired loans and past due loan volume remains favorable in comparison to our peers. However, the agricultural economy has weakened as declining grain prices have caused lower profitability for our agricultural borrowers.

Noninterest Income and Expense

Noninterest income decreased $481,000 for the three months ended June 30, 2016 compared to the same period in 2015. The decrease in noninterest income is primarily due to lower gains on the sale of securities, offset in part by higher wealth management income. The increase in wealth management income is due primarily to increases in estate fees. Exclusive of realized securities gains, noninterest income was 1% lower in the second quarter of 2016 compared to the same period in 2015.

Noninterest expense decreased $571,000 or 9% for the three months ended June 30, 2016 compared to the same period in 2015 primarily as a result of a decrease in other real estate owned expenses. The sale of a substantial portion of the other real estate owned in 2015 was reflected in the lower other real estate owned expenses in 2016, while the 2015 expense was due to an impairment write down. The efficiency ratio for the second quarter of 2016 was 51.36%, compared to 54.88% in 2015.

Income Taxes

The provision for income taxes expense for the three months ended June 30, 2016 and 2015 was $1,683,000 and $1,216,000, respectively, representing an effective tax rate of 29% and 27%, respectively. The increase in effective rate is due primarily to impact of a lower level of tax-exempt interest income in 2016 compared to the same quarter in 2015.

Income Statement Review for the Six Months ended June 30, 2016

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2016 and 2015:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$98,194	$2,180	4.44%	$94,815	$2,181	4.60%
Agricultural	75,884	1,854	4.89%	75,353	1,774	4.71%
Real estate	513,507	11,462	4.46%	482,905	10,809	4.48%
Consumer and other	22,091	393	3.56%	16,882	347	4.11%

Total loans (including fees)	709,676	15,889	4.48%	669,955	15,111	4.51%

Investment securities
Taxable	264,319	2,967	2.25%	276,329	3,133	2.27%
Tax-exempt 2	255,855	4,290	3.35%	266,029	4,561	3.43%
Total investment securities	520,174	7,257	2.79%	542,358	7,694	2.84%

Interest bearing deposits with banks and federal funds sold	39,680	210	1.06%	50,782	194	0.76%

Total interest-earning assets	1,269,530	$23,356	3.68%	1,263,095	$22,999	3.64%

Noninterest-earning assets	54,614			64,557

TOTAL ASSETS	$1,324,144			$1,327,652

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$666,603	$641	0.19%	$648,848	$559	0.17%
Time deposits > $100,000	87,945	393	0.89%	91,474	414	0.90%
Time deposits < $100,000	126,805	471	0.74%	142,743	558	0.78%
Total deposits	881,353	1,505	0.34%	883,065	1,531	0.35%
Other borrowed funds	79,084	522	1.32%	89,052	641	1.44%

Total Interest-bearing liabilities	960,437	2,027	0.42%	972,117	2,172	0.45%

Noninterest-bearing liabilities
Demand deposits	191,064			190,753
Other liabilities	7,049			6,752

Stockholders' equity	165,594			158,030

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,324,144			$1,327,652

Net interest income		$21,329	3.36%		$20,827	3.30%

Spread Analysis
Interest income/average assets	$23,356	3.53%		$22,999	3.46%
Interest expense/average assets	$2,027	0.31%		$2,172	0.33%
Net interest income/average assets	$21,329	3.22%		$20,827	3.14%

Net Interest Income

For the six months ended June 30, 2016 and 2015, the Company's net interest margin adjusted for tax exempt income was 3.36% and 3.30%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2016 totaled $19,827,000 compared to $19,233,000 for the six months ended June 30, 2015.

Interest income increased $450,000, or 2% for the six months ended June 30, 2016, when compared to the same period in 2015. The increase from 2015 was primarily attributable to higher average balance of loans, offset in part by lower average balances of investment securities. The higher average balances of loans were due primarily to favorable economic conditions that fueled loan demand over much of the past year. The lower average balances of investments were primarily due to normal maturities and calls and to a lessor extent sales.

Interest expense decreased $145,000, or 7%, for the six months ended June 30, 2016 when compared to the same period in 2015. The lower interest expense for the period is primarily attributable to lower average balances and lower average rates on borrowed funds. This decrease in average borrowed funds balances and rates is primarily due to the repayment of loans related to financing agreements in 2016.

Provision for Loan Losses

The Company’s provision for loan losses was $206,000 and $999,000 for the six months ended June 30, 2016 and 2015, respectively. Net loan charge-offs were $59,000 and net loan recoveries were $34,000 for the six months ended June 30, 2016 and 2015, respectively. The provision for loan losses in 2016 and 2015 was due primarily to accommodate additional loan growth.

Noninterest Income and Expense

Noninterest income decreased $148,000 for the six months ended June 30, 2016 compared to the same period in 2015. The decrease in noninterest income is primarily due to lower realized securities gains of $266,000, offset in part by higher wealth management income of $156,000 compared to the prior year. The increase in wealth management income is due primarily to increases in estate fees. Exclusive of realized securities gains, noninterest income was 3% higher in the six months ended June 30, 2016 compared to the same period in 2015.

Noninterest expense decreased $276,000 or 2% for the six months ended June 30, 2016 compared to the same period in 2015 primarily as a result of lower other real estate owned expenses of $707,000. This decrease is due to an impairment write down in 2015, with no impairment write downs in 2016. Offsetting this decrease in expenses is a 5% increase in salaries and employee benefits. This increase is mainly due to normal salary increases along with costs associated with additional lending and support staff. The efficiency ratio for the six months ended June 30, 2016 was 52.64%, compared to 54.81% for the six months ended June 30, 2015.

Income Taxes

The provision for income taxes expense for the six months ended June 30, 2016 and 2015 was $3,185,000 and $2,576,000, respectively, representing an effective tax rate of 29% and 27%, respectively. The increase in effective rate is due primarily to the impact of a lower level of tax-exempt interest income in 2016 compared to 2015.

Balance Sheet Review

As of June 30, 2016, total assets were $1,328,847,000, a $2,100,000 increase compared to December 31, 2015. The increase in assets was due primarily to an increase in loans and to a lessor extent interest bearing deposits in other banks. This increase was offset in part by a decrease in securities. The increase in interest bearing deposits in other banks was due primarily to excess liquidity from decreases in the securities and cash and due from banks.

Investment Portfolio

The investment portfolio totaled $528,801,000 as of June 30, 2016, a decrease of $8,832,000 or 2% from the December 31, 2015 balance of $537,633,000. The decrease in the investment portfolio was primarily due to sales, maturities and pay downs of state and political subdivision bonds and U.S. government mortgage-backed securities.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of June 30, 2016, gross unrealized losses of $374,000, are considered to be temporary in nature due to the interest rate environment of 2016 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At June 30, 2016, the Company’s investment securities portfolio included securities issued by 281 government municipalities and agencies located within 24 states with a fair value of $268.0 million. At December 31, 2015, the Company’s investment securities portfolio included securities issued by 283 government municipalities and agencies located within 24 states with a fair value of $277.6 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of June 30, 2016 was $5.1 million (approximately 1.9 % of the fair value of the governmental municipalities and agencies) represented by the Dubuque, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of June 30, 2016 and December 31, 2015 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2016		2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$67,261	$68,463	$77,735	$78,255
Texas	11,158	11,518	10,712	10,967
Pennsylvania	9,353	9,515	8,389	8,448
Other (2016: 17 states; 2015: 17 states)	33,531	34,411	34,850	35,426

Total general obligation bonds	$121,303	$123,907	$131,686	$133,096

Revenue bonds:
Iowa	$132,064	$135,304	$134,333	$136,705
Other (2016: 10 states; 2015: 9 states)	8,657	8,835	7,752	7,796

Total revenue bonds	$140,721	$144,139	$142,085	$144,501

Total obligations of states and political subdivisions	$262,024	$268,046	$273,771	$277,597

As of June 30, 2016 and December 31, 2015, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 8 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2016		2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$86,082	$88,550	$88,299	$90,145
College and universities, primarily dormitory revenues	11,585	11,837	12,153	12,298
Water	10,393	10,617	10,446	10,548
Leases	8,834	9,011	9,900	9,939
Electric	8,435	8,701	8,950	9,141
Other	15,392	15,423	12,337	12,430

Total revenue bonds by revenue source	$140,721	$144,139	$142,085	$144,501

Loan Portfolio

The loan portfolio, net of the allowance for loan losses of $10,135,000, totaled $712,941,000 as of June 30, 2016, an increase of $11,613,000, or 1.7%, from the December 31, 2015 balance of $701,328,000. The increase in the loan portfolio is primarily due to steady loan demand for most of our affiliate banks.

Other Real Estate Owned

Other real estate owned was $1,054,000 as of June 30, 2016, compared to $1,250,000 as of December 31, 2015, respectively. Due to potential changes in the real estate markets, it is at least reasonably possible that management’s assessments of fair value will change in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Deposits

Deposits totaled $1,065,365,000 as of June 30, 2016, a decrease of $8,828,000, or 0.8%, from the December 31, 2015 balance of $1,074,193,000. The decrease in deposits was primarily due to a decrease in demand deposits and other time deposits balances, offset in part by an increase in money market account balances.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $41,946,000 as of June 30, 2016, a decrease of $12,344,000, or 23%, from the December 31, 2015 balance of $54,290,000 associated with one commercial account.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on June 30, 2016 totaled $712,941,000 compared to $701,328,000 as of December 31, 2015. Net loans comprise 53.7% of total assets as of June 30, 2016. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.35% at June 30, 2016, as compared to 0.24% at December 31, 2015 and 0.30% at June 30, 2015. The Company’s level of problem loans as a percentage of total loans at June 30, 2016 of 0.35% is lower than the Company’s peer group (343 bank holding companies with assets of $1 billion to $3 billion) of 0.85% as of March 31, 2016.

Impaired loans, net of specific reserves, totaled $2,105,000 as of June 30, 2016 and have increased $726,000 as compared to the impaired loans of $1,379,000 as of December 31, 2015. The increase in impaired loans since December 31, 2015 is primarily due to a deterioration of one credit relationship in the commercial operating portfolio.

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

The Company had TDRs of $1,420,000 as of June 30, 2016, of which all were included in impaired loans and on nonaccrual status. The Company had TDRs of $780,000 as of December 31, 2015, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. The Company had no charge-off related to TDRs for the six months ended June 30, 2016 and no charge-offs related to TDRs for the six months ended June 30, 2015.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. As of June 30, 2016, non-accrual loans totaled $2,470,000 and there was an $85,000 loan past due 90 days and still accruing. This compares to non-accrual loans of $1,815,000 and loans past due 90 days and still accruing totaled $75,000 as of December 31, 2015. Other real estate owned totaled $1,054,000 as of June 30, 2016 and $1,250,000 as of December 31, 2015.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2016 was 1.40%, as compared to 1.40% at December 31, 2015. The allowance for loan losses totaled $10,135,000 and $9,988,000 as of June 30, 2016 and December 31, 2015, respectively. Net charge-offs of loans totaled $59,000 for the six months ended June 30, 2016 as compared to net recoveries of loans of $34,000 for the six months ended June 30, 2015.

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

As of June 30, 2016, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of June 30, 2016 and December 31, 2015 totaled $51,535,000 and $50,999,000, respectively, and provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of June 30, 2016 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $151,450,000, with $29,800,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $106,947,000, with $959,000 outstanding federal fund purchase balances as of June 30, 2016. The Company had securities sold under agreements to repurchase totaling $41,946,000 and term repurchase agreements of $13,000,000 as of June 30, 2016.

Total investments as of June 30, 2016 were $528,801,000 compared to $537,633,000 as of December 31, 2015. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of June 30, 2016.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2016 totaled $9,866,000 compared to the $10,801,000 for the six months ended June 30, 2015. The decrease of $935,000 in net cash provided by operating activities was primarily due to changes in loans held for sale and a decrease in the provision for loan losses.

Net cash used in investing activities for the six months ended June 30, 2016 was $817,000 compared to $23,724,000 for the six months ended June 30, 2015. The decrease of $22,907,000 in cash used in investing activities was primarily due to a lower level of purchases of securities available-for-sale and a lower net increase in loans, offset in part by changes in securities sold under agreements to repurchase.

Net cash provided by (used in) financing activities for the six months ended June 30, 2016 totaled $(12,755,000) compared to $15,503,000 for the six months ended June 30, 2015. The change of $28,258,000 in net cash (used in) financing activities was primarily due to a decrease in deposits in 2016 of $8,810,000 as compared to an increase in deposits in 2015 of $27,327,000, offset in part by changes in FHLB borrowings. As of June 30, 2016, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $4,325,000 and $4,050,000 for the six months ended June 30, 2016 and 2015, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.21 per share in 2016 from $0.20 per share in 2015.

The Company, on an unconsolidated basis, has interest bearing deposits totaled $9,478,000 as of June 30, 2016 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of June 30, 2016 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2016 totaled $170,087,000 and was $8,837,000 higher than the $161,250,000 recorded as of December 31, 2015. The increase in stockholders’ equity was primarily due to net income and an increase in accumulated other comprehensive income, reduced by dividends declared. The increase in other comprehensive income is created by 2016 market interest rates trending lower, which resulted in higher fair values in the securities available-for-sale portfolio. At June 30, 2016 and December 31, 2015, stockholders’ equity as a percentage of total assets was 12.80% and 12.15%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of June 30, 2016.

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

                  Not applicable

Item 1.A.      Risk Factors

                  None.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2015, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of June 30, 2016, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2016.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

April 1, 2016 to April 30, 2016	-	$-	-	100,000

May 1, 2016 to May 31, 2016	-	$-	-	100,000

June 1, 2016 to June 30, 2016	-	$-	-	100,000

Total	-		-

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

AMES NATIONAL CORPORATION

DATE: August 9, 2016	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, Chief Executive Officer and President

By:	/s/ John P. Nelson

John P. Nelson, Chief Financial Officer and Vice President

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)     These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.