Form 10-Q
period 2016-09-30
AMES NATIONAL CORP
filed 2016-11-08
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer____ Accelerated filer __X__ Non-accelerated filer ____ Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No ___X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at October 28, 2016)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
ASSETS	2016	2015

Cash and due from banks	$21,305,138	$24,005,801
Interest bearing deposits in financial institutions	25,998,518	26,993,091
Securities available-for-sale	517,579,320	537,632,990
Loans receivable, net	740,321,874	701,328,171
Loans held for sale	1,188,415	539,370
Bank premises and equipment, net	16,342,418	17,007,798
Accrued income receivable	8,370,918	7,565,791
Other real estate owned	653,684	1,249,915
Deferred income taxes	-	1,276,571
Core deposit intangible, net	1,035,525	1,308,731
Goodwill	6,732,216	6,732,216
Other assets	815,950	1,106,698

Total assets	$1,340,343,976	$1,326,747,143

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$187,835,703	$202,542,011
NOW accounts	302,133,497	298,227,493
Savings and money market	366,167,359	354,026,475
Time, $250,000 and over	35,663,074	36,956,653
Other time	170,009,512	182,440,490
Total deposits	1,061,809,145	1,074,193,122

Securities sold under agreements to repurchase	49,858,395	54,289,915
Federal Home Loan Bank (FHLB) advances	38,000,000	18,542,203
Other borrowings	13,000,000	13,000,000
Deferred income taxes	1,039,151	-
Dividend payable	1,955,292	1,862,183
Accrued expenses and other liabilities	3,945,268	3,609,663
Total liabilities	1,169,607,251	1,165,497,086

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of September 30, 2016 and December 31, 2015	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	124,112,244	118,267,767
Accumulated other comprehensive income - net unrealized gain on securities available-for-sale	7,123,927	3,481,736
Total stockholders' equity	170,736,725	161,250,057

Total liabilities and stockholders' equity	$1,340,343,976	$1,326,747,143

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Interest income:
Loans, including fees	$8,236,401	$7,808,414	$24,124,973	$22,920,161
Securities:
Taxable	1,425,366	1,506,702	4,392,602	4,639,398
Tax-exempt	1,329,071	1,433,537	4,117,893	4,399,623
Interest bearing deposits and federal funds sold	86,869	94,364	296,925	288,411
Total interest income	11,077,707	10,843,017	32,932,393	32,247,593

Interest expense:
Deposits	753,642	744,958	2,259,140	2,276,004
Other borrowed funds	274,297	257,791	796,006	898,565
Total interest expense	1,027,939	1,002,749	3,055,146	3,174,569

Net interest income	10,049,768	9,840,268	29,877,247	29,073,024

Provision for loan losses	234,703	37,797	440,787	1,036,610

Net interest income after provision for loan losses	9,815,065	9,802,471	29,436,460	28,036,414

Noninterest income:
Wealth management income	684,908	671,699	2,210,229	2,040,956
Service fees	426,711	445,706	1,228,416	1,285,063
Securities gains, net	64,917	111,622	296,110	608,926
Gain on sale of loans held for sale	339,501	206,072	773,512	705,370
Merchant and card fees	350,488	350,310	1,051,378	1,016,783
Other noninterest income	137,153	164,568	469,138	466,085
Total noninterest income	2,003,678	1,949,977	6,028,783	6,123,183

Noninterest expense:
Salaries and employee benefits	3,977,495	3,882,484	11,883,696	11,418,395
Data processing	824,429	720,232	2,366,293	2,089,363
Occupancy expenses, net	449,775	414,868	1,461,201	1,408,464
FDIC insurance assessments	109,289	169,692	434,808	519,962
Professional fees	296,720	346,665	889,721	951,835
Business development	239,917	254,757	696,033	719,689
Other real estate owned expense (income), net	(91,173)	(104,380)	(87,564)	605,830
Core deposit intangible amortization	86,492	103,251	273,206	326,249
Other operating expenses, net	219,283	194,639	750,244	773,430
Total noninterest expense	6,112,227	5,982,208	18,667,638	18,813,217

Income before income taxes	5,706,516	5,770,240	16,797,605	15,346,380

Provision for income taxes	1,902,636	1,670,389	5,087,253	4,246,790

Net income	$3,803,880	$4,099,851	$11,710,352	$11,099,590

Basic and diluted earnings per share	$0.41	$0.44	$1.26	$1.19

Dividends declared per share	$0.21	$0.20	$0.63	$0.60

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$3,803,880	$4,099,851	$11,710,352	$11,099,590
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(1,838,831)	2,649,038	6,077,365	954,990
Less: reclassification adjustment for gains realized in net income	64,917	111,622	296,110	608,926
Other comprehensive income (loss), before tax	(1,903,748)	2,537,416	5,781,255	346,064
Tax effect related to other comprehensive income (loss)	704,387	(938,843)	(2,139,064)	(128,044)
Other comprehensive income (loss), net of tax	(1,199,361)	1,598,573	3,642,191	218,020
Comprehensive income	$2,604,519	$5,698,424	$15,352,543	$11,317,610

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
Nine Months Ended September 30, 2016 and 2015

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total Stockholders' Equity

Balance, December 31, 2014	$18,621,826	$20,878,728	$110,701,847	$4,472,017	$154,674,418
Net income	-	-	11,099,590	-	11,099,590
Other comprehensive income	-	-	-	218,020	218,020
Cash dividends declared, $0.60 per share	-	-	(5,586,548)	-	(5,586,548)
Balance, September 30, 2015	$18,621,826	$20,878,728	$116,214,889	$4,690,037	$160,405,480

Balance, December 31, 2015	$18,621,826	$20,878,728	$118,267,767	$3,481,736	$161,250,057
Net income	-	-	11,710,352	-	11,710,352
Other comprehensive income	-	-	-	3,642,191	3,642,191
Cash dividends declared, $0.63 per share	-	-	(5,865,875)	-	(5,865,875)
Balance, September 30, 2016	$18,621,826	$20,878,728	$124,112,244	$7,123,927	$170,736,725

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Nine Months Ended September 30, 2016 and 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,710,352	$11,099,590
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	440,787	1,036,610
Provision for off-balance sheet commitments	12,000	7,000
Amortization, net	2,327,654	2,590,850
Amortization of core deposit intangible asset	273,206	326,249
Depreciation	885,202	812,607
Deferred income taxes	176,658	526,700
Securities gains, net	(296,110)	(608,926)
Loss on sale of premises and equipment, net	2,769	1,132
Impairment of other real estate owned	28,039	614,687
(Gain) on sale of other real estate owned, net	(131,127)	(88,164)
Change in assets and liabilities:
(Increase) in loans held for sale	(649,045)	(211,472)
(Increase) in accrued income receivable	(805,127)	(1,069,704)
Decrease in other assets	286,238	321,674
Increase in accrued expenses and other liabilities	323,605	546,791
Net cash provided by operating activities	14,585,101	15,905,624

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(49,668,267)	(87,374,515)
Proceeds from sale of securities available-for-sale	18,738,154	21,305,694
Proceeds from maturities and calls of securities available-for-sale	54,611,331	60,365,412
Net (increase) decrease in interest bearing deposits in financial institutions	994,573	(8,691,970)
Decrease in federal funds sold	-	6,000
Net (increase) in loans	(39,394,414)	(32,535,238)
Net proceeds from the sale of other real estate owned	755,906	4,594,675
Purchase of bank premises and equipment, net	(218,081)	(1,679,676)
Other	-	(28,812)
Net cash (used in) investing activities	(14,180,798)	(44,038,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(12,358,477)	9,357,287
Increase (decrease) in securities sold under agreements to repurchase	(4,431,520)	800,552
Payments on FHLB borrowings and other borrowings	(1,542,203)	(10,414,260)
Proceeds from short-term FHLB borrowings, net	21,000,000	36,200,000
Dividends paid	(5,772,766)	(5,400,329)
Net cash provided by (used in) financing activities	(3,104,966)	30,543,250

Net increase (decrease) in cash and due from banks	(2,700,663)	2,410,444

CASH AND DUE FROM BANKS
Beginning	24,005,801	23,730,257
Ending	$21,305,138	$26,140,701

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Nine Months Ended September 30, 2016 and 2015

	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,145,519	$3,377,794
Income taxes	4,223,653	3,246,791

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$56,587	$74,609

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At September 30, 2016, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

Current Accounting Developments: In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update includes requiring changes in fair value of equity securities with readily determinable fair value to be recognized in net income and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU Update No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Among other items the ASC requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The effect of the adoption of this guidance has not yet been determined by the Company.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The effect of the adoption of this guidance has not yet been determined by the Company.

2.	Dividends

On August 10, 2016, the Company declared a cash dividend on its common stock, payable on November 15, 2016 to stockholders of record as of November 1, 2016, equal to $0.21 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and nine months ended September 30, 2016 and 2015 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2016 and December 31, 2015. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2016

U.S. government treasuries	$1,505	$1,505	$-	$-
U.S. government agencies	108,222	-	108,222	-
U.S. government mortgage-backed securities	82,685	-	82,685	-
State and political subdivisions	266,535	-	266,535	-
Corporate bonds	54,678	-	54,678	-
Equity securities, other	3,954	-	3,954	-

	$517,579	$1,505	$516,074	$-

2015

U.S. government treasuries	$1,467	$1,467	$-	$-
U.S. government agencies	106,445	-	106,445	-
U.S. government mortgage-backed securities	98,079	-	98,079	-
State and political subdivisions	277,597	-	277,597	-
Corporate bonds	50,889	-	50,889	-
Equity securities, other	3,156	-	3,156	-

	$537,633	$1,467	$536,166	$-

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2016.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of September 30, 2016 and December 31, 2015. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2016

Loans receivable	$1,185	$-	$-	$1,185
Other real estate owned	654	-	-	654

Total	$1,839	$-	$-	$1,839

2015

Loans receivable	$603	$-	$-	$603
Other real estate owned	1,250	-	-	1,250

Total	$1,853	$-	$-	$1,853

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

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer, with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, with any impairment amount recorded as a noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $426,000 as of September 30, 2016 and $681,000 as of December 31, 2015. The Company considers these fair value measurements as level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015 are as follows: (in thousands)

	2016
	Estimated	Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Average)

Impaired Loans	$1,185	Evaluation of collateral	Estimation of value			NM*

Other real estate owned	$654	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2015
	Estimated	Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Average)

Impaired Loans	$603	Evaluation of collateral	Estimation of value			NM*

Other real estate owned	$1,250	Appraisal	Appraisal adjustment	6%	-	10%	(8%)

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

The following disclosures represent financial instruments in which the ending balances at September 30, 2016 and December 31, 2015 are not carried at fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments as described above as of September 30, 2016 and December 31, 2015 are as follows: (in thousands)

		2016		2015
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$21,305	$21,305	$24,006	$24,006
Interest bearing deposits	Level 1	25,999	25,999	26,993	26,993
Securities available-for-sale	See previous table	517,579	517,579	537,633	537,633
Loans receivable, net	Level 2	740,322	741,279	701,328	702,438
Loans held for sale	Level 2	1,188	1,188	539	539
Accrued income receivable	Level 1	8,371	8,371	7,566	7,566
Financial liabilities:
Deposits	Level 2	$1,061,809	$1,063,219	$1,074,193	$1,075,289
Securities sold under agreements to repurchase	Level 1	49,858	49,858	54,290	54,290
FHLB advances	Level 2	38,000	38,304	18,542	19,017
Other borrowings	Level 2	13,000	13,510	13,000	13,807
Accrued interest payable	Level 1	348	348	413	413

The methodologies used to determine fair value as of September 30, 2016 did not change from the methodologies described in the December 31, 2015 Annual Financial Statements.

6.	Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of September 30, 2016 and December 31, 2015 are summarized below: (in thousands)

2016:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$1,454	$51	$-	$1,505
U.S. government agencies	105,400	2,865	(43)	108,222
U.S. government mortgage-backed securities	79,916	2,769	-	82,685
State and political subdivisions	261,981	4,823	(269)	266,535
Corporate bonds	53,566	1,163	(51)	54,678
Equity securities, other	3,954	-	-	3,954
	$506,271	$11,671	$(363)	$517,579

2015:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$1,444	$23	$-	$1,467
U.S. government agencies	105,948	797	(300)	106,445
U.S. government mortgage-backed securities	96,373	1,828	(123)	98,078
State and political subdivisions	273,771	4,359	(533)	277,597
Corporate bonds	51,414	227	(751)	50,890
Equity securities, other	3,156	-	-	3,156
	$532,106	$7,234	$(1,707)	$537,633

The proceeds, gains and losses from securities available-for-sale are summarized as follows: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Proceeds from sales of securities available-for-sale	$5,852	$5,926	$18,738	$21,306
Gross realized gains on securities available-for-sale	66	126	303	623
Gross realized losses on securities available-for-sale	(1)	(14)	(7)	(14)
Tax provision applicable to net realized gains on securities available-for-sale	29	42	110	227

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of September 30, 2016 and December 31, 2015 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2016:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$4,014	$(43)	$-	$-	$4,014	$(43)
State and political subdivisions	22,711	(262)	1,725	(7)	24,436	(269)
Corporate bonds	2,106	(14)	3,275	(37)	5,381	(51)
	$28,831	$(319)	$5,000	$(44)	$33,831	$(363)

	Less than 12 Months		12 Months or More		Total
2015:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$30,245	$(253)	$3,121	$(47)	$33,366	$(300)
U.S. government mortgage-backed securities	22,842	(123)	-	-	22,842	(123)
State and political subdivisions	38,202	(414)	11,096	(119)	49,298	(533)
Corporate bonds	22,091	(249)	14,614	(502)	36,705	(751)
	$113,380	$(1,039)	$28,831	$(668)	$142,211	$(1,707)

Gross unrealized losses on debt securities totaled $363,000 as of September 30, 2016. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.	Loans Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and nine months ended September 30, 2016 and 2015 is as follows: (in thousands)

	Three Months Ended September 30, 2016
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2016	$758	$1,742	$3,890	$834	$1,439	$1,219	$253	$10,135
Provision (credit) for loan losses	121	32	(89)	-	169	12	(10)	235
Recoveries of loans charged-off	15	1	-	-	75	-	2	93
Loans charged-off	-	-	-	-	(1)	-	(11)	(12)
Balance, September 30, 2016	$894	$1,775	$3,801	$834	$1,682	$1,231	$234	$10,451

	Nine Months Ended September 30, 2016
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2015	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988
Provision (credit) for loan losses	(135)	(34)	244	74	308	(25)	9	441
Recoveries of loans charged-off	30	3	-	-	81	-	7	121
Loans charged-off	-	-	-	-	(78)	-	(21)	(99)
Balance, September 30, 2016	$894	$1,775	$3,801	$834	$1,682	$1,231	$234	$10,451

	Three Months Ended September 30, 2015
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2015	$823	$1,826	$3,590	$812	$1,263	$1,338	$220	$9,872
Provision for loan losses	130	(10)	(129)	(20)	97	(44)	14	38
Recoveries of loans charged-off	15	2	-	-	-	-	16	33
Loans charged-off	-	(1)	-	-	-	-	(15)	(16)
Balance, September 30, 2015	$968	$1,817	$3,461	$792	$1,360	$1,294	$235	$9,927

	Nine Months Ended September 30, 2015
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2014	$495	$1,648	$3,214	$737	$1,247	$1,312	$186	$8,839
Provision for loan losses	438	154	247	55	113	(18)	48	1,037
Recoveries of loans charged-off	35	22	-	-	-	-	24	81
Loans charged-off	-	(7)	-	-	-	-	(23)	(30)
Balance, September 30, 2015	$968	$1,817	$3,461	$792	$1,360	$1,294	$235	$9,927

Allowance for loan losses disaggregated on the basis of impairment analysis method as of September 30, 2016 and December 31, 2015 is as follows: (in thousands)

2016		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$140	$-	$-	$576	$-	$-	$716
Collectively evaluated for impairment	894	1,635	3,801	834	1,106	1,231	234	9,735
Balance September 30, 2016	$894	$1,775	$3,801	$834	$1,682	$1,231	$234	$10,451

2015		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$273	$2	$-	$164	$-	$-	$439
Collectively evaluated for impairment	999	1,533	3,555	760	1,207	1,256	239	9,549
Balance December 31, 2015	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988

Loans receivable disaggregated on the basis of impairment analysis method as of September 30, 2016 and December 31, 2015 is as follows (in thousands):

2016		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,047	$431	$-	$1,406	$11	$85	$2,980
Collectively evaluated for impairment	58,639	148,950	302,608	69,824	71,039	75,850	20,988	747,898
Balance September 30, 2016	$58,639	$149,997	$303,039	$69,824	$72,445	$75,861	$21,073	$750,878

2015		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,050	$558	$-	$197	$11	$2	$1,818
Collectively evaluated for impairment	66,268	126,026	251,331	62,530	102,318	79,522	21,597	709,592
Balance December 31, 2015	$66,268	$127,076	$251,889	$62,530	$102,515	$79,533	$21,599	$711,410

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

The following is a recap of impaired loans, on a disaggregated basis, as of September 30, 2016 and December 31, 2015: (in thousands)

	2016			2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$31	$-
Real estate - 1 to 4 family residential	428	447	-	296	304	-
Real estate - commercial	431	1,044	-	456	1,030	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	124	133	-	11	17	-
Agricultural	11	13	-	11	13	-
Consumer and other	85	88	-	2	2	-
Total loans with no specific reserve:	1,079	1,725	-	776	1,397	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	619	766	140	754	891	273
Real estate - commercial	-	-	-	102	111	2
Real estate - agricultural	-	-	-	-	-	-
Commercial	1,282	1,283	576	186	262	164
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total loans with specific reserve:	1,901	2,049	716	1,042	1,264	439

Total
Real estate - construction	-	-	-	-	31	-
Real estate - 1 to 4 family residential	1,047	1,213	140	1,050	1,195	273
Real estate - commercial	431	1,044	-	558	1,141	2
Real estate - agricultural	-	-	-	-	-	-
Commercial	1,406	1,416	576	197	279	164
Agricultural	11	13	-	11	13	-
Consumer and other	85	88	-	2	2	-

	$2,980	$3,774	$716	$1,818	$2,661	$439

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015: (in thousands)

	Three Months Ended Septmber 30,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$51	$62
Real estate - 1 to 4 family residential	481	-	250	-
Real estate - commercial	450	-	525	-
Real estate - agricultural	-	-	-	-
Commercial	67	-	94	-
Agricultural	11	-	11	-
Consumer and other	88	6	4	-
Total loans with no specific reserve:	1,097	6	935	62

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	626	-	761	-
Real estate - commercial	-	-	129	-
Real estate - agricultural	-	-	-	-
Commercial	1,003	2	131	-
Agricultural	-	-	-	-
Consumer and other	1	-	-	-
Total loans with specific reserve:	1,630	2	1,021	-

Total
Real estate - construction	-	-	51	62
Real estate - 1 to 4 family residential	1,107	-	1,011	-
Real estate - commercial	450	-	654	-
Real estate - agricultural	-	-	-	-
Commercial	1,070	2	225	-
Agricultural	11	-	11	-
Consumer and other	89	6	4	-

	$2,727	$8	$1,956	$62

	Nine Months Ended September 30,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$31	$121	$129
Real estate - 1 to 4 family residential	438	1	161	-
Real estate - commercial	465	22	579	23
Real estate - agricultural	-	-	-	-
Commercial	39	-	276	3
Agricultural	11	-	13	-
Consumer and other	66	6	5	2
Total loans with no specific reserve:	1,019	60	1,155	157

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	663	5	772	-
Real estate - commercial	26	-	143	-
Real estate - agricultural	-	-	-	-
Commercial	732	2	106	-
Agricultural	-	-	-	-
Consumer and other	1	-	-	-
Total loans with specific reserve:	1,422	7	1,021	-

Total
Real estate - construction	-	31	121	129
Real estate - 1 to 4 family residential	1,101	6	933	-
Real estate - commercial	491	22	722	23
Real estate - agricultural	-	-	-	-
Commercial	771	2	382	3
Agricultural	11	-	13	-
Consumer and other	67	6	5	2

	$2,441	$67	$2,176	$157

The interest foregone on nonaccrual loans for the three months ended September 30, 2016 and 2015 was approximately $46,000 and $39,000, respectively. The interest foregone on nonaccrual loans for the nine months ended September 30, 2016 and 2015 was approximately $124,000 and $127,000, respectively

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $1,388,000 as of September 30, 2016, of which all were included in impaired loans and nonaccrual loans. The Company had TDRs of $780,000 as of December 31, 2015, all of which were included in impaired and nonaccrual loans.

The following tables sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three and nine months ended September 30, 2016 and 2015: (dollars in thousands)

Three Months Ended September 30,
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

Nine Months Ended September 30,
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

During the three months ended September 30, 2016, the Company did not grant concessions to any borrowers that were experiencing financial difficulties. During the nine months ended September 30, 2016, the Company granted concessions to two borrowers experiencing financial difficulties with six loans. The three consumer loans were extended beyond normal terms at an interest rate below a market interest rate. The three commercial operating loans were extended beyond normal terms.

The Company did not grant any concessions on any significant loans experiencing financial difficulties during the three and nine months ended September 30, 2015.

The Company considers TDR loans to have payment default when it is past due 60 days or more.

Three TDR loans modified during the twelve months ended September 30, 2016 had payment defaults. No TDR modified during the twelve months ended September 30, 2015 had payment defaults.

There were no charge-offs related to TDRs for the nine months ended September 30, 2016 and 2015.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2016 and December 31, 2015, is as follows: (in thousands)

2016		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$64	$-	$64	$58,575	$58,639	$-
Real estate - 1 to 4 family residential	940	167	1,107	148,890	149,997	-
Real estate - commercial	1,172	-	1,172	301,867	303,039	-
Real estate - agricultural	-	-	-	69,824	69,824	-
Commercial	1,244	38	1,282	71,163	72,445	-
Agricultural	69	-	69	75,792	75,861	-
Consumer and other	30	16	46	21,027	21,073	-

	$3,519	$221	$3,740	$747,138	$750,878	$-

2015		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$66,268	$66,268	$-
Real estate - 1 to 4 family residential	1,311	307	1,618	125,458	127,076	75
Real estate - commercial	1,356	-	1,356	250,533	251,889	-
Real estate - agricultural	-	-	-	62,530	62,530	-
Commercial	266	204	470	102,045	102,515	-
Agricultural	-	-	-	79,533	79,533	-
Consumer and other	79	-	79	21,520	21,599	-

	$3,012	$511	$3,523	$707,887	$711,410	$75

The credit risk profile by internally assigned grade, on a disaggregated basis, as of September 30, 2016 and December 31, 2015 is as follows: (in thousands)

2016	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$54,485	$276,012	$52,055	$54,718	$54,473	$491,743
Watch	3,055	20,084	11,669	15,095	20,751	70,654
Special Mention	-	590	4,228	-	76	4,894
Substandard	1,099	5,922	1,872	1,225	550	10,668
Substandard-Impaired	-	431	-	1,407	11	1,849

	$58,639	$303,039	$69,824	$72,445	$75,861	$579,808

2015	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$60,700	$227,425	$55,503	$91,096	$71,457	$506,181
Watch	4,487	17,523	6,865	8,329	7,156	44,360
Special Mention	-	388	-	224	81	693
Substandard	1,081	5,995	162	2,669	828	10,735
Substandard-Impaired	-	558	-	197	11	766

	$66,268	$251,889	$62,530	$102,515	$79,533	$562,735

The credit risk profile based on payment activity, on a disaggregated basis, as of September 30, 2016 and December 31, 2015 is as follows:

2016	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$148,949	$20,988	$169,937
Non-performing	1,048	85	1,133

	$149,997	$21,073	$171,070

2015	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$125,951	$21,597	$147,548
Non-performing	1,125	2	1,127

	$127,076	$21,599	$148,675

8.	Other Real Estate Owned

The following table provides the composition of other real estate owned as of September 30, 2016 and December 31, 2015: (in thousands)

	2016	2015

Construction and land development	$427	$739
1 to 4 family residential real estate	227	511

	$654	$1,250

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

The following sets forth the carrying amounts and accumulated amortization of core deposit intangible assets at September 30, 2016 and December 31, 2015: (in thousands)

	2016		2015
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518	$1,482	$2,518	$1,209

The weighted average life of the core deposit intangible is 3 years as of September 30, 2016 and December 31, 2015.

The following sets forth the activity related to core deposit intangible assets for the three and nine months ended September 30, 2016 and 2015: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Beginning core deposit intangible, net	$1,122	$1,507	$1,309	$1,730
Amortization	(86)	(103)	(273)	(326)

Ending core deposit intangible, net	$1,036	$1,404	$1,036	$1,404

Estimated remaining amortization expense on core deposit intangible for the years ending December 31st is as follows: (in thousands)

2016	$80
2017	298
2018	251
2019	128
2020	71
2021	71
After	137

$1,036

11.	Secured Borrowings

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of September 30, 2016 and December 31, 2015: (in thousands)

	2016			2015
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$1,505	$-	$1,505	$1,467	$-	$1,467
U.S. government agencies	47,673	-	47,673	46,755	-	46,755
U.S. government mortgage-backed securities	33,214	-	33,214	41,657	-	41,657

Total	$82,392	$-	$82,392	$89,879	$-	$89,879

Term repurchase agreements (Other borrowings):
U.S. government agencies	$-	$15,545	$15,545	$-	$12,503	$12,503
U.S. government mortgage-backed securities	-	395	395	-	676	676

Total	$-	$15,940	$15,940	$-	$13,179	$13,179

Total pledged collateral	$82,392	$15,940	$98,332	$89,879	$13,179	$103,058

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

12.	Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows: (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2016:
Total capital (to risk-weighted assets):
Consolidated	$167,797	17.4%	$83,363	8.625%	N/A	N/A
Boone Bank & Trust	14,975	17.0	7,602	8.625	$8,814	10.0%
First National Bank	77,382	15.2	43,894	8.625	50,891	10.0
Reliance State Bank	25,642	14.6	15,125	8.625	17,536	10.0
State Bank & Trust	20,119	17.0	10,182	8.625	11,805	10.0
United Bank & Trust	14,930	20.0	6,435	8.625	7,461	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$156,827	16.3%	$64,033	6.625%	N/A	N/A
Boone Bank & Trust	14,046	15.9	5,839	6.625	$7,051	8.0%
First National Bank	71,842	14.1	33,716	6.625	40,713	8.0
Reliance State Bank	23,692	13.5	11,617	6.625	14,029	8.0
State Bank & Trust	18,640	15.8	7,821	6.625	9,444	8.0
United Bank & Trust	14,163	19.0	4,943	6.625	5,969	8.0

Tier 1 capital (to average-weighted assets):
Consolidated	$156,827	12.0%	$52,374	4.000%	N/A	N/A
Boone Bank & Trust	14,046	10.5	5,372	4.000	$6,715	5.0%
First National Bank	71,842	10.1	28,566	4.000	35,707	5.0
Reliance State Bank	23,692	11.4	8,341	4.000	10,426	5.0
State Bank & Trust	18,640	12.2	6,122	4.000	7,653	5.0
United Bank & Trust	14,163	12.7	4,469	4.000	5,586	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$156,827	16.3%	$49,535	5.125%	N/A	N/A
Boone Bank & Trust	14,046	15.9	4,517	5.125	$5,729	6.5%
First National Bank	71,842	14.1	26,082	5.125	33,079	6.5
Reliance State Bank	23,692	13.5	8,987	5.125	11,398	6.5
State Bank & Trust	18,640	15.8	6,050	5.125	7,673	6.5
United Bank & Trust	14,163	19.0	3,824	5.125	4,850	6.5

* These ratios for September 30, 2016 include a capital conservation buffer of 0.625%, except for the Tier 1 capital to average weighted assets ratios.

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

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after September 30, 2016, but prior to November 8, 2016, that provided additional evidence about conditions that existed at September 30, 2016. There were no other significant events or transactions that provided evidence about conditions that did not exist at September 30, 2016.

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

The Company had net income of $3,804,000, or $0.41 per share, for the three months ended September 30, 2016, compared to net income of $4,100,000, or $0.44 per share, for the three months ended September 30, 2015.

The decrease in quarterly earnings can be primarily attributed to increased income tax expense, a higher provision for loan loss, and higher data processing costs, offset in part by higher loan interest income and lower security gains.

Net loan recoveries totaled $81,000 and $17,000 for the three months ended September 30, 2016 and 2015, respectively. The provision for loan losses totaled $235,000 and $38,000 for the three months ended September 30, 2016 and 2015, respectively.

The Company had net income of $11,710,000, or $1.26 per share, for the nine months ended September 30, 2016, compared to net income of $11,100,000, or $1.19 per share, for the nine months ended September 30, 2015.

The increase in year to date earnings can be primarily attributed to increased loan interest income, a lower provision for loan loss, and lower other real estate owned expenses, offset in part by lower net securities gains and an increase in salaries and benefits.

Net loan recoveries totaled $22,000 for the nine months ended September 30, 2016 and net loan recoveries totaled $51,000 for the nine months ended September 30, 2015. The provision for loan losses totaled $441,000 and $1,037,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 6,058 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	9 Months
	Ended	Ended	3 Months ended		Years Ended December 31,
	September 30, 2016		June 30, 2016		2015		2014
	Company		Company	Industry*	Company	Industry *	Company	Industry

Return on assets	1.15%	1.18%	1.23%	1.06%	1.13%	1.04%	1.21%	1.01%

Return on equity	8.91%	9.33%	9.82%	9.45%	9.44%	9.31%	10.09%	9.03%

Net interest margin	3.38%	3.37%	3.36%	3.08%	3.33%	3.07%	3.31%	3.14%

Efficiency ratio	50.71%	51.99%	51.36%	57.74%	53.59%	59.91%	53.37%	61.88%

Capital ratio	12.85%	12.62%	12.51%	9.57%	12.00%	9.59%	12.05%	9.46%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.15% and 1.24% for the three months ended September 30, 2016 and 2015, respectively. The decrease in this ratio in 2016 from the previous period is primarily due to a decrease in net income associated with increased income tax expense, a higher provision for loan loss, lower security gains and higher data processing costs, offset in part by higher loan interest income.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 8.91% and 10.35% for the three months ended September 30, 2016 and 2015, respectively. The decrease in this ratio in 2016 from the previous period is primarily due to an decrease in net income and an increase in average equity.

●     Net Interest Margin

The net interest margin for the three months ended September 30, 2016 and 2015 was 3.38% and 3.36%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The increase in this ratio in 2016 is primarily the result of an increase in the average balance of loans, offset in part by a decrease in the average balances of investment securities.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 50.71% and 50.74% for the three months ended September 30, 2016 and 2015, respectively. The decrease in the efficiency ratio was due primarily to the increase in loan interest income.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.85% as of September 30, 2016 is significantly higher than the industry average as of June 30, 2016.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2016:

Earnings Improvement Is Broad, Based

Expanding loan portfolios generated higher levels of net interest income, helping lift the total earnings of FDIC, insured commercial banks and savings institutions to $43.6 billion in second quarter 2016. Industry net income was $584 million (1.4%) higher than in second quarter 2015. The average return on assets (ROA) was 1.06%, down from 1.09% the year before, as asset growth outpaced the increase in quarterly net income. More than half of all banks, 60.1%, reported higher quarterly earnings compared with the year, earlier quarter, while the percentage of banks reporting negative quarterly net income fell to 4.5%, from 5.8% in second quarter 2015.

Net Interest Income Accounts for Most of the Growth in Revenue

Net operating revenue, the sum of net interest income and total noninterest income, totaled $179.3 billion in the second quarter, an increase of $5.8 billion (3.3%) from the year, earlier quarter. Net interest income was up $5.2 billion (4.8%), as average interest, bearing assets were 4.4% higher than second quarter 2015. The average net interest margin of 3.08% was almost unchanged from the 3.07% average in second quarter 2015. Noninterest income was $600 million (0.9%) higher than the year before. Trading income rose $1.4 billion (24.9%), while servicing income fell by $3.4 billion (74.4%).

Noninterest Expenses Decline at Many Large Banks

Noninterest expenses totaled $104.8 billion, an increase of only $271 million (0.3%) from the year, earlier quarter, as nonrecurring charges at several large banks declined by more than $1.2 billion. In second quarter 2015, three large banks reported itemized litigation expenses totaling $508 million. In the most recent quarter, one bank reported a $473 million release of litigation reserves (a negative litigation expense), so the year, over, year reduction in litigation charges was $981 million. In addition, charges for goodwill impairment were $278 million lower than the year before. The declines in these noninterest expense items almost canceled out a $1.4 billion (2.8%) year, over, year increase in salary and employee benefit expenses. Eight of the ten largest banks reported year, over, year declines in their total noninterest expenses, but for the industry as a whole, only 30% reported lower noninterest expenses.

Loan, Loss Provisions Rise for the Eighth Consecutive Quarter

Banks set aside $11.8 billion in loan, loss provisions in the second quarter, an increase of $3.6 billion (44.2%) compared with second quarter 2015. More than a third of all banks, 38.7% reported higher loss provisions than in second quarter 2015. This is the eighth quarter in a row that quarterly loss provisions have posted a year, over, year increase.

Charge, Offs of C&I Loans Post Further Increase

Net loan and lease charge, offs were higher than the year before for the third consecutive quarter. Charge, offs totaled $10.1 billion, a $1.2 billion (13.1%) increase over second quarter 2015. Fewer than half of all banks, 44.9% reported year, over, year increases in their quarterly net charge, offs. Most of the increase occurred in loans to commercial and industrial (C&I) borrowers. C&I net charge, offs rose to $2.2 billion from $1.1 billion a year earlier, an increase of $1.1 billion (100.3%). This is the fifth consecutive quarter that C&I charge, offs have been higher than the year, earlier quarter. Banks reported smaller year, over, year increases in credit cards, auto loans, and agricultural production loans. The average net charge, off rate rose to 0.45%, from 0.42% in second quarter 2015.

Total Noncurrent Loan Balances Decline, Although Noncurrent C&I Loans Rise

The amount of loans and leases that were noncurrent—90 days or more past due or in nonaccrual status—declined by $4.8 billion (3.4%) during the second quarter. Noncurrent C&I loans increased for a sixth consecutive quarter, rising by $2.1 billion (8.9%), but all other major loan categories registered quarterly declines in noncurrent balances. The average noncurrent rate declined from 1.58% to 1.49% during the quarter. This is the lowest noncurrent rate for the industry since year, end 2007.

Banks Continue to Build Their Reserves

Insured institutions increased their reserves for loan losses by $1 billion (0.8%) during the quarter, as the $11.8 billion in loss provisions added to reserves exceeded the $10.1 billion in net charge, offs subtracted from reserves. Banks with assets greater than $1 billion, which also report their reserves for specific loan categories, increased their total reserves by $987 million (0.9%). The largest increase was in reserves for credit card losses, which increased by $1.3 billion (4.7%). They also increased their reserves for commercial loan losses by $787 million (2.2%), while reducing their reserves for residential real estate losses by $1.1 billion (5.1%). The increase in total reserves, combined with the reduction in total noncurrent loan balances, lifted the average coverage ratio of reserves to noncurrent loans from 85.5% to 89.2% during the quarter. The increase in reserves did not keep pace with the growth in total loan balances, however, as the average reserve ratio of reserves to total loans and leases fell from 1.35% to 1.33%. This is the 23rd time in the last 24 quarters that the industry’s reserve ratio has declined, and it is now at its lowest level since year, end 2007.

Internal Capital Generation Grows

Equity capital increased by $30.4 billion (1.7%) in the quarter, as retained earnings contributed $20.4 billion to capital growth and an increase in the market values of securities portfolios added to total equity. Retained earnings were $6.7 billion (49.2%) higher than the year before, as banks reduced their quarterly dividends by $6.1 billion (20.9%), compared with second quarter 2015 levels. Accumulated other comprehensive income, which includes changes in the values of banks’ available, for, sale securities, increased by $9.7 billion during the quarter. At the end of the second quarter, more than 99% of all banks, representing 99.9% of total industry assets, met or exceeded the requirements for well, capitalized banks as defined for Prompt Corrective Action purposes.

Loan Growth Remains Strong

Total assets increased by $240.6 billion (1.5%) during the quarter. Total loan and lease balances rose by $181.9 billion (2%). The largest increases occurred in residential mortgages (up $42.4 billion, 2.2%), real estate loans secured by nonfarm nonresidential properties (up $26.9 billion, 2.1%), credit card balances (up $22.3 billion, 3.1%), and loans to nondepository financial institutions (up $19.8 billion, 6.9%). All major loan categories saw increases in balances outstanding during the second quarter. For the 12 months ended June 30, total loans and leases increased 6.7%, down slightly from 6.9% for the 12 months ended March 31. In addition to the growth in loan balances, banks increased their unfunded loan commitments by $36.4 billion (0.5%). This is the smallest quarterly increase in unfunded commitments since fourth quarter 2013. For a second consecutive quarter, unfunded commitments to make C&I loans declined, falling by $24.1 billion (1.3%). Banks’ investments in securities rose by $36.1 billion (1.1%), with $28.7 billion of the growth coming from increased holdings of mortgage, backed securities. Balances with Federal Reserve banks declined by $90.6 billion (7.2%).

Banks Increase Borrowings From Federal Home Loan Banks

Nondeposit liabilities funded a larger share of asset growth than deposits in the second quarter. These borrowings rose by $111.7 billion (5.5%), as advances from Federal Home Loan Banks increased by $64.4 billion (13.4%). Total deposits increased by $98.6 billion (0.8%). Deposits in domestic offices rose by $94.8 billion (0.9%), while foreign office deposits increased $3.8 billion (0.3%). Interest, bearing domestic office deposits were up $52.2 billion (0.6%), while balances in noninterest, bearing accounts rose by $42.5 billion (1.4%). At banks that offer consumer deposit accounts (checking or savings accounts intended primarily for individuals for personal, household, or family use), balances in these accounts declined by $13 billion (0.3%) during the quarter. At banks with assets greater than $1 billion that offer consumer accounts, quarterly service charge income on these accounts increased by $35 million (0.8%) from the year before.

‘Problem List’ Shrinks to 147 Institutions

The number of FDIC, insured commercial banks and savings institutions reporting quarterly financial results declined to 6,058 from 6,122 in the second quarter. During the quarter, mergers absorbed 57 insured institutions, two banks failed, and no new charters were added. The number of banks on the FDIC’s “Problem List” declined from 165 to 147, and total assets of problem banks fell from $30.9 billion to $29 billion. This is the smallest number of problem banks in eight years. Banks reported 2,045,221 full, time equivalent employees in the quarter, an increase of 5,302 compared with the first quarter, and 2,816 more than in second quarter 2015.

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

Goodwill

Goodwill arose in connection with two acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At September 30, 2016, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

Income Statement Review for the Three Months ended September 30, 2016 and 2015

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2016 and 2015:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$88,265	$1,014	4.59%	$101,382	$1,124	4.44%
Agricultural	73,879	900	4.87%	77,403	914	4.72%
Real estate	555,002	6,131	4.42%	490,282	5,585	4.56%
Consumer and other	21,513	191	3.56%	19,505	185	3.80%

Total loans (including fees)	738,659	8,236	4.46%	688,572	7,808	4.54%

Investment securities
Taxable	259,212	1,425	2.20%	276,205	1,507	2.18%
Tax-exempt 2	249,400	2,045	3.28%	261,882	2,205	3.37%
Total investment securities	508,612	3,470	2.73%	538,087	3,712	2.76%

Interest bearing deposits with banks and federal funds sold	25,533	87	1.36%	38,397	94	0.98%

Total interest-earning assets	1,272,804	$11,793	3.71%	1,265,056	$11,614	3.67%

Noninterest-earning assets	55,732			55,804

TOTAL ASSETS	$1,328,536			$1,320,860

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$658,522	$325	0.20%	$655,533	$288	0.18%
Time deposits > $100,000	84,034	196	0.93%	89,196	199	0.89%
Time deposits < $100,000	123,648	233	0.75%	136,131	258	0.76%
Total deposits	866,204	754	0.35%	880,860	745	0.34%
Other borrowed funds	94,504	274	1.16%	81,583	258	1.26%

Total Interest-bearing liabilities	960,708	1,028	0.43%	962,443	1,003	0.42%

Noninterest-bearing liabilities
Demand deposits	188,419			193,518
Other liabilities	8,710			6,431

Stockholders' equity	170,699			158,468

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,328,536			$1,320,860

Net interest income		$10,765	3.38%		$10,611	3.36%

Spread Analysis
Interest income/average assets	$11,793	3.55%		$11,614	3.52%
Interest expense/average assets	$1,028	0.31%		$1,003	0.30%
Net interest income/average assets	$10,765	3.24%		$10,611	3.21%

Net Interest Income

For the three months ended September 30, 2016 and 2015, the Company's net interest margin adjusted for tax exempt income was 3.38% and 3.36%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2016 totaled $10,050,000 compared to $9,840,000 for the three months ended September 30, 2015.

For the three months ended September 30, 2016, interest income increased $235,000, or 2%, when compared to the same period in 2015. The increase from 2015 was primarily attributable to higher average balance of loans, offset in part by lower average balances of investment securities. The higher average balances of loans were due primarily to favorable economic conditions that fueled loan demand over much of the past year. The lower average balances of investments were primarily due to normal maturities and calls and to a lessor extent sales.

Interest expense increased $25,000, or 3%, for the three months ended September 30, 2016 when compared to the same period in 2015. The higher interest expense for the period is primarily attributable to an increase in average balance of other borrowed funds.

Provision for Loan Losses

The Company’s provision for loan losses was $235,000 and $38,000 for the three months ended September 30, 2016 and 2015, respectively. Net loan recoveries were $81,000 and $17,000 for the three months ended September 30, 2016 and 2015, respectively. The loan portfolio credit quality gauged by 90 day past due loans and total impaired loans remains favorable in comparison to our peers. However, the agricultural economy has weakened as declining grain prices have caused lower profitability for our agricultural borrowers.

Noninterest Income and Expense

Noninterest income increased $54,000 for the three months ended September 30, 2016 compared to the same period in 2015. The increase in noninterest income is primarily due to higher gains on the sale of loans held for sale. This increase in gain of the sale of loans is due primarily to increase in loan volume due to the continued low interest rate environment. Exclusive of realized securities gains, noninterest income was 5% higher in the third quarter of 2016 compared to the same period in 2015.

Noninterest expense increased $130,000 or 2% for the three months ended September 30, 2016 compared to the same period in 2015 primarily as a result of an increase in salaries and employee benefits and data processing costs. This increase in salaries and employee benefits are mainly due to normal salary increases. The increase in data processing expenses are mainly due to increasing costs on new and existing technology items. The efficiency ratio for the third quarter of 2016 was 50.71%, compared to 50.74% in 2015.

Income Taxes

The provision for income taxes expense for the three months ended September 30, 2016 and 2015 was $1,903,000 and $1,670,000, respectively, representing an effective tax rate of 33% and 29%, respectively. The increase is mainly due to the Company recording a $226,000 valuation allowance to fully reserve the deferred income tax asset associated with a state alternative minimum tax (“AMT”) credit carryforward, as management believes it is more likely than not that such carryforward will not be utilized.

Income Statement Review for the Nine Months ended September 30, 2016 and 2015

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2016 and 2015:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$94,121	$3,192	4.52%	$97,028	$3,305	4.54%
Agricultural	75,211	2,754	4.88%	76,044	2,689	4.71%
Real estate	528,179	17,595	4.44%	485,392	16,394	4.50%
Consumer and other	21,897	584	3.56%	17,766	532	3.99%

Total loans (including fees)	719,408	24,125	4.47%	676,230	22,920	4.52%

Investment securities
Taxable	262,604	4,393	2.23%	276,287	4,639	2.24%
Tax-exempt 2	253,688	6,335	3.33%	264,631	6,766	3.41%
Total investment securities	516,292	10,728	2.77%	540,918	11,405	2.81%

Interest bearing deposits with banks and federal funds sold	34,930	297	1.13%	46,608	288	0.83%

Total interest-earning assets	1,270,630	$35,150	3.69%	1,263,756	$34,613	3.65%

Noninterest-earning assets	54,989			61,607

TOTAL ASSETS	$1,325,619			$1,325,363

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
LIABILITIES AND STOCKHOLDERS' EQUITY

(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$663,891	$965	0.19%	$651,101	$847	0.17%
Time deposits > $100,000	86,632	590	0.91%	90,706	613	0.90%
Time deposits < $100,000	125,745	704	0.75%	140,515	816	0.77%
Total deposits	876,268	2,259	0.34%	882,322	2,276	0.34%
Other borrowed funds	84,261	796	1.26%	86,535	899	1.38%

Total Interest-bearing liabilities	960,529	3,055	0.42%	968,857	3,175	0.44%

Noninterest-bearing liabilities
Demand deposits	190,176			191,685
Other liabilities	7,606			6,643

Stockholders' equity	167,308			158,178

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,325,619			$1,325,363

Net interest income		$32,095	3.37%		$31,438	3.32%

Spread Analysis
Interest income/average assets	$35,150	3.54%		$34,613	3.48%
Interest expense/average assets	$3,055	0.31%		$3,175	0.32%
Net interest income/average assets	$32,095	3.23%		$31,438	3.16%

Net Interest Income

For the nine months ended September 30, 2016 and 2015, the Company's net interest margin adjusted for tax exempt income was 3.37% and 3.32%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2016 totaled $29,877,000 compared to $29,073,000 for the nine months ended September 30, 2015.

Interest income increased $685,000, or 2% for the nine months ended September 30, 2016, when compared to the same period in 2015. The increase from 2015 was primarily attributable to higher average balance of loans, offset in part by lower average balances of investment securities. The higher average balances of loans were due primarily to favorable economic conditions that fueled loan demand over much of the past year. The lower average balances of investments were primarily due to normal maturities and calls and to a lessor extent sales.

Interest expense decreased $119,000, or 4%, for the nine months ended September 30, 2016 when compared to the same period in 2015. The lower interest expense for the period is primarily attributable lower average rates on borrowed funds. This decrease in the average rate of other borrowed funds is primarily due to the repayment of loans related to financing agreements in 2016 and higher balances of overnight FHLB advances.

Provision for Loan Losses

The Company’s provision for loan losses was $441,000 and $1,037,000 for the nine months ended September 30, 2016 and 2015, respectively. Net loan recoveries were $22,000 and $51,000 for the nine months ended September 30, 2016 and 2015, respectively. The growth in the loan portfolio and a specific reserve on a newly impaired loan were the primary factors driving the provision for loan losses in 2016. The growth in the loan portfolio was a primary factor for the provision for loan losses in 2015.

Noninterest Income and Expense

Noninterest income decreased $94,000 for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease in noninterest income is primarily due to lower realized securities gains of $313,000, offset in part by higher wealth management income of $169,000 compared to the prior year. The increase in wealth management income is due primarily to increases in estate fees. Exclusive of realized securities gains, noninterest income was 4% higher in the nine months ended September 30, 2016 compared to the same period in 2015.

Noninterest expense decreased $146,000 or 1% for the nine months ended September 30, 2016 compared to the same period in 2015 primarily as a result of lower other real estate owned expenses of $693,000. This decrease is primarily due to an impairment write down in 2015. Offsetting this decrease in expenses is a 4% increase in salaries and employee benefits. This increase is mainly due to normal salary increases along with costs associated with additional lending and support staff. The efficiency ratio for the nine months ended September 30, 2016 was 51.99%, compared to 53.45% for the nine months ended September 30, 2015.

Income Taxes

The provision for income taxes expense for the nine months ended September 30, 2016 and 2015 was $5,087,000 and $4,246,000, respectively, representing an effective tax rate of 30% and 28%, respectively. The increase in effective rate is due primarily to the impact of a lower level of tax-exempt interest income in 2016 compared to 2015 and the recording of a valuation reserve on a state AMT credit carryforward. The Company recorded a $226,000 valuation allowance to fully reserve the deferred income tax asset associated with a state AMT credit carryforward, as management believes it is more likely than not that such carryforward will not be utilized.

Balance Sheet Review

As of September 30, 2016, total assets were $1,340,344,000, a $13,597,000 increase compared to December 31, 2015. The increase in assets was due primarily to an increase in loans, offset in part by a decrease in securities.

Investment Portfolio

The investment portfolio totaled $517,579,000 as of September 30, 2016, a decrease of $20,054,000 or 4% from the December 31, 2015 balance of $537,633,000. The decrease in the investment portfolio was primarily due to sales, maturities and pay downs of state and political subdivision bonds and U.S. government mortgage-backed securities.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of September 30, 2016, gross unrealized losses of $363,000, are considered to be temporary in nature due to the interest rate environment of 2016 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At September 30, 2016, the Company’s investment securities portfolio included securities issued by 270 government municipalities and agencies located within 24 states with a fair value of $266.5 million. At December 31, 2015, the Company’s investment securities portfolio included securities issued by 283 government municipalities and agencies located within 24 states with a fair value of $277.6 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of September 30, 2016 was $5.1 million (approximately 1.9 % of the fair value of the governmental municipalities and agencies) represented by the Dubuque, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of September 30, 2016 and December 31, 2015 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2016		2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$69,987	$70,825	$77,735	$78,255
Texas	11,124	11,388	10,712	10,967
Pennsylvania	8,730	8,869	8,389	8,448
Washington	7,249	7,303	2,652	2,644
Other (2016: 16 states; 2015: 15 states)	26,744	27,402	32,198	32,782

Total general obligation bonds	$123,834	$125,787	$131,686	$133,096

Revenue bonds:
Iowa	$130,209	$132,687	$134,333	$136,705
Other (2016: 9 states; 2015: 9 states)	7,938	8,061	7,752	7,796

Total revenue bonds	$138,147	$140,748	$142,085	$144,501

Total obligations of states and political subdivisions	$261,981	$266,535	$273,771	$277,597

As of September 30, 2016 and December 31, 2015, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 8 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2016		2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$77,157	$79,074	$88,299	$90,145
Water	14,115	14,286	10,446	10,548
College and universities, primarily dormitory revenues	11,287	11,473	12,153	12,298
Leases	8,820	8,934	9,900	9,939
Electric	8,714	8,921	8,950	9,141
Other	18,054	18,060	12,337	12,430

Total revenue bonds by revenue source	$138,147	$140,748	$142,085	$144,501

Loan Portfolio

The loan portfolio, net of the allowance for loan losses of $10,451,000, totaled $740,322,000 as of September 30, 2016, an increase of $38,994,000, or 6%, from the December 31, 2015 balance of $701,328,000. The increase in the loan portfolio is primarily due to steady loan demand for most of our affiliate banks. The Company’s expansion into the Des Moines metro market was a significant factor in obtaining this growth.

Other Real Estate Owned

Other real estate owned was $654,000 as of September 30, 2016, compared to $1,250,000 as of December 31, 2015, respectively.

Deposits

Deposits totaled $1,061,809,000 as of September 30, 2016, a decrease of $12,384,000, or 1%, from the December 31, 2015 balance of $1,074,193,000. The decrease in deposits was primarily due to a decrease in demand deposits and other time deposits balances, offset in part by an increase in money market account balances.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $49,858,000 as of September 30, 2016, a decrease of $4,432,000, or 8%, from the December 31, 2015 balance of $54,290,000 associated with two commercial accounts.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on September 30, 2016 totaled $740,322,000 compared to $701,328,000 as of December 31, 2015. Net loans comprise 55.2% of total assets as of September 30, 2016. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.40% at September 30, 2016, as compared to 0.24% at December 31, 2015 and 0.28% at September 30, 2015. The Company’s level of problem loans as a percentage of total loans at September 30, 2016 of 0.40% is lower than the Company’s peer group (339 bank holding companies with assets of $1 billion to $3 billion) of 0.84% as of June 30, 2016.

Impaired loans, net of specific reserves, totaled $2,264,000 as of September 30, 2016 and have increased $885,000 as compared to the impaired loans of $1,379,000 as of December 31, 2015. The increase in impaired loans since December 31, 2015 is primarily due to a deterioration of two credit relationships in the commercial operating portfolio.

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

The Company had TDRs of $1,388,000 as of September 30, 2016, of which all were included in impaired loans and on nonaccrual status. The Company had TDRs of $780,000 as of December 31, 2015, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. The Company had no charge-off related to TDRs for the nine months ended September 30, 2016 and 2015.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. As of September 30, 2016, non-accrual loans totaled $2,981,000 and there were no loan past due 90 days and still accruing. This compares to non-accrual loans of $1,815,000 and loans past due 90 days and still accruing totaled $75,000 as of December 31, 2015. Other real estate owned totaled $654,000 as of September 30, 2016 and $1,250,000 as of December 31, 2015.

The agricultural real estate and agricultural operating loan portfolio classifications have weakened. The watch and special mention loans in these categories are $36,724,000 as of September 30, 2016 as compared to $14,102,000 as of December 31, 2015. The increase in these categories is primarily due to low grain prices, partially offset by favorable yields.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2016 was 1.39%, as compared to 1.40% at December 31, 2015. The allowance for loan losses totaled $10,451,000 and $9,988,000 as of September 30, 2016 and December 31, 2015, respectively. Net recoveries of loans totaled $22,000 for the nine months ended September 30, 2016 as compared to net recoveries of loans of $51,000 for the nine months ended September 30, 2015.

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

As of September 30, 2016, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of September 30, 2016 and December 31, 2015 totaled $47,304,000 and $50,999,000, respectively, and provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of September 30, 2016 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $188,726,000, with $38,000,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $107,172,000, with no outstanding federal fund purchase balances as of September 30, 2016. The Company had securities sold under agreements to repurchase totaling $49,858,000 and term repurchase agreements of $13,000,000 as of September 30, 2016.

Total investments as of September 30, 2016 were $517,579,000 compared to $537,633,000 as of December 31, 2015. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of September 30, 2016.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2016 totaled $14,585,000 compared to the $15,906,000 for the nine months ended September 30, 2015. The decrease of $1,321,000 in net cash provided by operating activities was primarily due to changes in loans held for sale and other real estate owned.

Net cash used in investing activities for the nine months ended September 30, 2016 was $14,181,000 compared to $44,038,000 for the nine months ended September 30, 2015. The decrease of $29,858,000 in cash used in investing activities was primarily due to a lower level of purchases of securities available-for-sale of $49,668,000 in 2016 compared to $87,375,000 in 2015.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2016 totaled $(3,105,000) compared to $30,543,000 for the nine months ended September 30, 2015. The change of $33,648,000 in net cash (used in) financing activities was primarily due to a decrease in deposits in 2016 of $12,358,000 as compared to an increase in deposits of $9,357,000 in 2015. To a lesser extent, the change was also due to the net proceeds from the FHLB borrowings of $19,458,000 in 2016 compared to $25,786,000 in 2015. As of September 30, 2016, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $6,825,000 and $6,200,000 for the nine months ended September 30, 2016 and 2015, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.21 per share in 2016 from $0.20 per share in 2015.

The Company, on an unconsolidated basis, has interest bearing deposits totaling $10,546,000 as of September 30, 2016 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of September 30, 2016 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2016 totaled $170,737,000 and was $9,487,000 higher than the $161,250,000 recorded as of December 31, 2015. The increase in stockholders’ equity was primarily due to net income and an increase in accumulated other comprehensive income, reduced by dividends declared. The increase in other comprehensive income is created by 2016 market interest rates trending lower, which resulted in higher fair values in the securities available-for-sale portfolio. At September 30, 2016 and December 31, 2015, stockholders’ equity as a percentage of total assets was 12.74% and 12.15%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of September 30, 2016.

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

In November, 2015, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of September 30, 2016, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2016.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2016 to July 31, 2016	-	$-	-	100,000

August 1, 2016 to August 31, 2016	-	$-	-	100,000

September 1, 2016 to September 30, 2016	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: November 8, 2016	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, Chief Executive Officer and President

	By:	/s/ John P. Nelson

John P. Nelson, Chief Financial Officer and Vice President

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)     These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.