Form 10-K
period 2016-12-31
AMES NATIONAL CORP
filed 2017-03-13
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016.	Commission File Number 0-32637.

---------

AMES NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 5TH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer____ Accelerated filer __X__ Non-accelerated filer ____ Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No _X_

As of June 30, 2016, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $228,599,580. Shares of common stock beneficially owned by each executive officer and director of the Company have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock on February 28, 2017, was 9,310,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on or about March 17, 2017, are incorporated by reference into Part III of this Form 10-K.

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

The principal sources of Company revenue are: (i) interest and fees earned on loans made or held by the Company and Banks; (ii) interest on investments, primarily on bonds, held by the Banks; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at the Banks; (v) merchant and card fees; (vi) gain on the sale of loans; and (vii) securities gains. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) professional fees; (vi) business development; and (vii) other real estate owned expenses. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

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

The Company provides various services to the Banks which include, but are not limited to, management assistance, internal auditing services, human resources services and administration, compliance management, marketing assistance and coordination, loan review, support with respect to computer systems and related procedures, financial reporting, training and the coordination of management activities.

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

As of December 31, 2016, First National had capital of $73,779,000 and 112 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2016, 2015 and 2014 of approximately $7,858,000, $7,223,000 and $7,490,000, respectively. Total assets as of December 31, 2016, 2015 and 2014 were approximately $755,296,000, $704,289,000 and $706,185,000, respectively.

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

As of December 31, 2016, State Bank had capital of $18,634,000 and 20 full-time equivalent employees. State Bank had net income for the years ended December 31, 2016, 2015 and 2014 of approximately $2,323,000, $2,311,000 and $2,280,000, respectively. Total assets as of December 31, 2016, 2015 and 2014 were approximately $160,739,000, $154,847,000 and $157,894,000, respectively.

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

As of December 31, 2016, Boone Bank had capital of $14,011,000 and 22 full-time equivalent employees. Boone Bank had net income for the years ended December 31, 2016, 2015 and 2014 of approximately $1,763,000, $1,684,000 and $1,614,000, respectively. Total assets as of December 31, 2016, 2015 and 2014 were approximately $133,837,000, $135,767,000 and $125,776,000, respectively.

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

As of December 31, 2016, Reliance Bank had capital of $29,333,000 and 30 full-time equivalent employees. Reliance Bank had net income for the years ended December 31, 2016, 2015 and 2014 of approximately $2,779,000, $2,569,000 and $2,392,000, respectively. Total assets as of December 31, 2016, 2015 and 2014 were approximately $222,664,000, $219,452,000 and $219,474,000, respectively.

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

As of December 31, 2016, United Bank had capital of $14,206,000 and 18 full-time equivalent employees. United Bank had net income for the years ended December 31, 2016, 2015 and 2014 of approximately $1,271,000, $1,296,000 and $1,110,000, respectively. Total assets as of December 31, 2016, 2015 and 2014 were approximately $111,226,000, $112,480,000 and $107,000,000, respectively.

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

Lending Credit Management

The Company strives to achieve sound credit risk management. In order to achieve this goal, the Company has established uniform credit policies and underwriting criteria for the Banks’ loan portfolios. The Banks diversify in the types of loans offered and are subject to regular credit examinations, annual internal audits and annual review of large loans, as well as quarterly reviews of loans experiencing deterioration in credit quality. The Company attempts to identify potential problem loans early, charge off loans promptly and maintain an adequate allowance for loan losses. The Company has established credit guidelines for the Banks’ lending portfolios which include guidelines relating to the more commonly requested loan types, as follows:

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios of not to exceed 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination. Fully amortized monthly repayment terms normally do not exceed twenty years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 51% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is dependent on weather conditions and government programs.

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

Residential First Mortgage Loans – Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have fixed rates of up to fifteen years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios normally do not exceed 90% without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks’ collateral position. Loans secured by one to four family residential properties, home equity term loans and home equity lines of credit represent approximately 20% of the loan portfolio.

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

Employees

At December 31, 2016, the Banks had a total of 202 full-time equivalent employees and the Company had an additional 14 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical, vision and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

Market Area

The Company operates five commercial banks with locations in Boone, Hancock, Marshall, Polk and Story Counties in central and north central Iowa.

First National is headquartered in Ames, Iowa with a population of 65,060. The major employers are Iowa State University, National Center for Animal Health, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Danfoss and McFarland Clinic. First National maintains four offices in the Des Moines metro area with a population of approximately 600,000. The major employers in the Des Moines metro market are State of Iowa, Principal Financial Group, Wells Fargo, UnityPoint Health, Mercy Medical Center, Nationwide Insurance, DuPont Pioneer, Hy-Vee Food Corp and John Deere.  First National’s primary business includes providing retail banking services and business and consumer lending. First National has a minimum exposure to agricultural lending.

Boone Bank is located in Boone, Iowa with a population of 12,692. Boone is the county seat of Boone County. The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and Communication Data Services. The Bank offers a full line of loan, deposit, and trust services. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 6,831. Nevada is the county seat of Story County. The major employers are Print Graphics, General Financial Supply, Mid-American Manufacturing, Mid-States Millwright & Builders, Inc., Burke Corporation and Almaco. State Bank provides various types of loans with a major agricultural presence. It provides a wide variety of banking services including wealth management, deposit, ATM and debit card, and merchant card processing.

Reliance Bank is headquartered in Story City, Iowa with a population of 3,435.  The major employers in the Story City area are Bethany Manor, American Packaging, M.H. Eby, Inc. and Record Printing.  The Bank also maintains offices in Garner, Iowa with a population of 3,107.  Garner is the county seat of Hancock County. The major employers in the Garner area are Iowa Mold & Tooling and Stellar Industries.  All locations are in major agricultural areas and the Bank has a strong presence in this type of lending.  As a full service commercial bank, it provides a full line of products and services.

United Bank is located in Marshalltown, Iowa with a population of 27,620. The major employers are Iowa Veterans Home, Marshalltown School District, JBS Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and Central Iowa HealthCare. Marshalltown is the county seat of Marshall County. The Bank offers a full line of loan, deposit, and wealth management services. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans, automobile financing and real estate loans.

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

As of December 31, 2016, there were 46 FDIC insured institutions having approximately 106 locations within Boone, Hancock, Marshall, Polk and Story County, Iowa where the Banks' offices are located. First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County.

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

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with applicable risk-based capital level requirements as of December 31, 2016.

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

Among other matters, the Basel III Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations.  Under the Basel III Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will be phased in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and increases by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

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

As of December 31, 2016, the Banks exceeded all of their regulatory capital requirements and were designated as “well-capitalized” under federal guidelines. See Note 16 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements under prompt corrective action. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized." Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2016, each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

Reserves Against Deposits

The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% must be maintained against total transaction accounts of $110,200,000 or less (subject to an exemption not in excess of the first $15,200,000 of transaction accounts). A reserve of $2,850,000 plus 10% of amounts in excess of $110,200,000 must be maintained in the event total transaction accounts exceed $110,200,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

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

The monetary policies of the Federal Reserve have had a material impact on the operating results of commercial banks in the past and are expected to have a similar impact in the future. The U.S. Congress established three key objectives for monetary policy in the Federal Reserve Act: maximizing employment, stabilizing prices, and moderating long-term interest rates. The first two objectives are sometimes referred to as the Federal Reserve's dual mandate. Its duties have expanded over the years, and as of 2009 so include supervising and regulating banks, maintaining the stability of the financial system and providing financial services to depository institutions, the U.S. government, and foreign official institutions. The Federal Reserve conducts research into the economy and releases numerous publications. Also important in terms of effect on banks are controls on interest rates paid by banks on deposits and types of deposits that may be offered by banks. The Federal Open Market Committee (“FOMC”), a committee within the Federal Reserve System, is charged under the United States of America (“USA”) law with overseeing the nation's open market operations (i.e., the Federal Reserve Banks buying and selling of USA government securities). This Federal Reserve committee makes key decisions about interest rates and the growth of the USA money supply. The FOMC is the principal organization of USA national monetary policy. The Committee sets monetary policy by specifying the short-term objective for the Federal Reserve Bank's open market operations, which is usually a target level for the federal funds rate (the rate that commercial banks charge between themselves for overnight loans).

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

Executive Officers of Company and Banks

The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Unless otherwise indicated, each executive officer has served in his current position for the past five years with the exception of John P. Nelson. Mr. Nelson was appointed chief operating officer and executive vice president on November 9, 2016.

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	54	President and Director of First National.

Kevin G. Deardorff	62	Vice President & Technology Director of the Company.

Curtis A. Hoff	54	President and Director of United Bank.

Stephen C. McGill	62	President and Director of State Bank.

John P. Nelson	50	Chief Financial Officer, Executive Vice President, Chief Operating Officer, Secretary, Treasurer and Director of the Company. Director and Chairman of Reliance Bank.

Thomas H. Pohlman	66	Chief Executive Officer, President and Director of the Company. Director and Chairman of First National, State Bank, Boone Bank and United Bank.

Jeffrey K. Putzier	55	President and Director of Boone Bank.

Richard J. Schreier	49	President and Director of Reliance Bank.

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

Changes in general business, economic and political conditions may adversely affect the Company’s business.

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

Fair values of investments in the Company’s securities portfolio may adversely change.

As of December 31, 2016, the fair value of our securities portfolio was approximately $516.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, an unfavorable change in the liquidity of an investment, rating agency downgrades of the securities, reinvestment risk, liquidity risk, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause us to recognize an other than temporary impairment (OTTI) in future periods and result in realized losses that negatively impact earnings. The success of any investment activity is affected by general economic conditions. Unexpected volatility or illiquidity in the markets in which we hold securities could reduce our liquidity and stockholders' equity. To mitigate these risks, we have access to lines of credit that provide additional liquidity, if needed.

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

The commercial real estate loan portfolio is a significant part of the Company’s business.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2016. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

If the Company’s actual loan losses exceed the allowance for loan losses, the Company’s net income will decrease.

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

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

An increase in interest rates that may occur in connection with the continuing recovery of the economy could negatively impact our net interest margin if interest expense increases more quickly than interest income. Our earning assets (primarily our loan and investment portfolio) have longer maturities than our interest bearing liabilities (primarily our deposits and other borrowings). Therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income, as the interest bearing liabilities reprice more quickly than earning assets, placing downward pressure on the net interest margin. A reduction in the net interest margin could negatively affect our results of operations, including earnings. In response to this challenge, we model quarterly the changes in income that would result from various changes in interest rates. Management believes our earning assets have the appropriate maturity and repricing characteristics to optimize earnings and interest rate risk positions.

The Company may have difficulty continuing to grow, and even if we do grow, our growth may strain our resources and limit our ability to expand operations successfully.

Our future profitability will depend in part on our continued ability to grow in both loans and deposits; however, we may not be able to sustain our historical growth rate or be able to grow at all.  In addition, our future success will depend on competitive factors and on the ability of our senior management to continue to maintain an appropriate system of internal controls and procedures and manage a growing number of customer relationships.  We may not be able to implement changes or improvements to these internal controls and procedures in an efficient or timely manner and may discover deficiencies in existing systems and controls.  Consequently, continued growth, if achieved, may place a strain on our operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.

The Company is subject to certain operational risks, including, but not limited to, data processing system failures, errors, breaches and customer or employee fraud.

There have been a number of publicized cases involving errors, fraud or other misconduct by employees of financial services firms in recent years.  Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information.  Employee fraud, errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation.  It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.  Employee errors could also subject us to civil claims for negligence.

Although we maintain a system of internal controls and procedures designed to reduce the risk of loss from employee or customer fraud or misconduct and employee errors as well as insurance coverage to mitigate against some operational risks, including data processing system failures and errors and customer or employee fraud; these internal controls may fail to prevent or detect such an occurrence, or such an occurrence may not be insured or exceed applicable insurance limits.

In addition, there have also been a number of cases where financial institutions have been the victim of fraud related to unauthorized wire and automated clearinghouse transactions.  The facts and circumstances of each case vary but generally involve criminals posing as customers ( i.e. , stealing bank customers’ identities) to transfer funds out of the institution quickly in an effort to place the funds beyond recovery prior to detection.  Although we have policies and procedures in place to verify the authenticity of our customers and prevent identity theft, we can provide no assurances that these policies and procedures will prevent all fraudulent transfers.  In addition, although we have safeguards in place, it is possible that our computer systems could be infiltrated by hackers or other intruders.  We can provide no assurances that these safeguards will prevent all unauthorized infiltrations or breaches.  Identity theft, successful unauthorized intrusions and similar unauthorized conduct could result in reputational damage and financial losses to the Company.

An impairment charge of goodwill or other intangibles could have a material adverse impact on the Company’s financial results and condition.

Because the Company has grown in part through acquisitions, goodwill and intangible assets are included in the consolidated assets. Goodwill and intangible assets were $8.1 million as of December 31, 2016.  Under generally accepted accounting principles (“GAAP”), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

Loans to agricultural-related borrowers are subject to factors beyond the Company’s control, including fluctuations in commodity and livestock prices and other risks, which could negatively impact the Company’s loan portfolio.

A significant portion of our loan portfolio consists of loans to farmers and other borrowers who are directly or indirectly affected by the health of the Iowa agricultural economy. During 2015 and 2016, the agricultural economy has experienced a decline in commodity and livestock prices which has placed downward pressure on cash flow and profits from agricultural activities. An extended period of low commodity and/or livestock prices, together with other risks to which our agricultural borrowers are subject, including poor weather conditions, higher input costs and changes in governmental support programs, could result in reduced cash flows and profit margins, negatively affecting these borrowers and making it more difficult for them to repay their loan obligations to us. A general decline in the agricultural economy could also negatively affect us by reducing the value of agricultural real estate which secures some of our agricultural loans, creating the potential for greater losses if these borrowers are unable to repay their loans and we are forced to rely on this collateral. Moreover, a general decline in the agricultural economy could also negatively impact some of our commercial borrowers whose businesses are directly or indirectly dependent on the health of the agricultural economy. All of these risks, which are beyond our control, could produce losses in our loan portfolio and adversely affect our financial condition or results of operations.

Changes in accounting policies or accounting standards, or changes in how accounting standards are interpreted or applied, could materially affect how the Company reports our financial results and condition.

Our accounting policies are fundamental to determining and understanding our financial results and condition.  Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  Any changes in our accounting policies could materially affect our financial statements.  From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements.  In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change positions on how these standards should be applied.  Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be difficult to predict and could materially affect how we report our financial results and condition.  We may be required to apply a new or revised standard retroactively or apply an existing standard differently and retroactively, which may result in the Company being required to restate prior period financial statements in material amounts. In particular, the FASB issued a new rule requiring companies to estimate current expected credit losses. The rule, which is a major change for banking organizations, becomes effective for the Company on January 1, 2020. The new standard is likely to result in more timely recognition of credit losses than under the previous incurred loss model, and the Company is evaluating the extent to which the new rule will affect its results of operations.

The inability to maintain adequate liquidity may adversely affect the Company’s business.

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

The Company’s operations are concentrated in Iowa.

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

The Company faces competition from larger financial institutions.

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

Damage to our reputation could adversely affect our business.

Our business depends upon earning and maintaining the trust and confidence of our customers, investors, and employees. Damage to our reputation could cause significant harm to our business. Harm to our reputation could arise from numerous sources, including employee misconduct, compliance failures, litigation, breach of information security, or governmental investigations, among other things. In addition, a failure to deliver appropriate standards of service, or a failure or perceived failure to treat customers and clients fairly could result in customer dissatisfaction, litigation, breach of information security, and heightened regulatory scrutiny, all of which could lead to lost revenue, higher operating costs and harm to our reputation. Adverse publicity about us, whether or not true, may also result in harm to our business. Should any events or circumstances that could undermine our reputation occur, there can be no assurance that the additional costs and expenses that we may incur in addressing such issues would not adversely affect our financial condition and results of operations.

Risk related to the Company’s stock.

The trading volume in our common stock on the Nasdaq Capital Market is relatively limited compared to those of larger companies listed on the NASDAQ Capital Market, the NASDAQ Global Markets, the New York Stock Exchange or other consolidated reporting systems or stock exchanges. A change in the supply or demand for our common stock, or other events affecting our business, may have a more significant impact on the price of our stock than for more actively traded companies.

Changes in technology could be costly.

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

A breach of information security, compliance breach, or error by one of the Company’s agents or vendors could negatively affect the Company’s reputation and business.

We depend on data processing, communication and information exchange on a variety of computing platforms and networks and over the Internet. A cyber-attack on our systems could result in the theft, loss or destruction of our information or the theft or improper use of confidential information about our customer, any of which could harm our reputation. We cannot be certain all of our systems are entirely free from vulnerability to attack, despite safeguards which have been installed. We also outsource certain key aspects of our data processing and communication to certain third-party providers. While we have selected these third-party providers carefully, we cannot control their actions. If information security is breached, or one of our service providers or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to us or damage to others. If information security is breached either on our systems or those of our vendors, our financial condition, results of operations, reputation and future prospects could be adversely affected.

Our accounting policies and methods may require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with GAAP and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances. The application of that chosen accounting policy or method might result in us reporting different amounts than would have been reported under a different alternative. If management's estimates or assumptions are incorrect, we may experience a material loss.

We have identified three accounting policies as being "critical" to the presentation of our financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to (1) the fair value and possible impairment losses on investment securities available for sale, (2) the allowance for loan losses, and (3) impairment of goodwill. Because of the inherent uncertainty of the estimates required to apply these policies, no assurance can be given that application of alternative policies or methods might not result in the reporting of different amounts of the fair value of securities available for sale, the allowance for loan losses, goodwill valuation and, accordingly, net income.

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

Current and future government regulations may increase the Company’s costs of doing business.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to extensive supervision of, and examination by, federal and state regulatory authorities which may limit our growth and the return to our shareholders by restricting certain activities, such as:

●	the payment of dividends to our shareholders;
●	the payment of dividends to the Company by the Banks;
●	possible mergers with or acquisitions of or by other institutions;
●	investment policies;
●	loans and interest rates on loans;
●	interest rates paid on deposits;
●	expansion of branch offices; and/or
●	the possibility to provide or expand securities or trust services.

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act represented a comprehensive overhaul of the financial services industry within the United States and, among many other things, established the federal BCFP and required the BCFP and other federal agencies to implement many significant rules and regulations. Compliance with the law and regulations has resulted in additional costs, and not all the rules and regulations have been finalized.

We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects. The cost of compliance with future regulatory requirements may adversely affect our net income.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's office is housed in the main office of First National located at 405 5th Street, Ames, Iowa and occupies approximately 4,200 square feet. There is a lease agreement between the Company and First National. The main office owned by First National, consists of approximately 45,000 square feet. In addition to its main office, First National conducts its business through six full-service offices, the West Ames office, North Grand office, Ankeny office, West Glen office, Valley Junction office and Johnston office. The West Ames office is located in Ames, Iowa and consists of approximately 1,800 square feet. The North Grand office is located in Ames, Iowa and consists of approximately 3,700 square feet. The office in Ankeny, Iowa occupies approximately 14,000 square feet, of which approximately 3,000 square feet is leased to four tenants for business purposes. The West Glenn office is located in West Des Moines, Iowa and occupies approximately 12,500 square feet and is leased from the Company. The West Glen office leases approximately 2,000 square feet to one tenant. The Valley Junction office is located in West Des Moines, Iowa and consists of approximately 2,600 square feet. The Johnston office is leased and consists of 3,800 square feet. All of the properties owned by the Company and First National are free of any mortgages.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 1, 2017, the Company had approximately 377 shareholders of record and an estimated 1,317 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”. Trading in the Company’s common stock is, however, relatively limited. The closing price of the Company’s common stock was $32.20 on February 28, 2017.

Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

2016			2015
	Market Price			Market Price
Quarter	High	Low	Quarter	High	Low
1st	$25.20	$22.54	1st	$26.06	$23.60
2nd	$27.02	$24.00	2nd	$26.43	$23.51
3rd	$28.86	$25.78	3rd	$26.40	$22.01
4th	$35.30	$26.60	4th	$26.41	$22.75

The Company declared aggregate annual cash dividends in 2016 and 2015 of approximately $7,821,000 and $7,449,000, respectively, or $0.84 per share in 2016 and $0.80 per share in 2015. In February 2017, the Company declared a cash dividend of approximately $2,048,000 or $0.22 per share.

The Company does not maintain or sponsor any equity compensation plans covering its executives or employees of the Company or the Banks.

Quarterly dividends declared during the last two years were as follows:

	2016	2015
Quarter	Cash dividends	Cash dividends
	declared per share	declared per share
1st	$0.21	$0.20
2nd	$0.21	$0.20
3rd	$0.21	$0.20
4th	$0.21	$0.20

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

The following performance graph provides information regarding cumulative, five-year total return on an indexed basis of the Company's common stock as compared with the NASDAQ Composite Index, the SNL Midwest OTC_BB and Pink Banks (“Midwest OTC Bank Index”) and the SNL Bank NASDAQ Index (“NASDAQ Bank Index”) prepared by SNL Financial L.C. of Charlottesville, Virginia (www.snl.com). The Midwest OTC Bank Index reflects the performance of 121 bank holding companies operating principally in the Midwest as selected by SNL Financial. The NASDAQ Bank Index is comprised of 270 bank and bank holding companies listed on the NASDAQ market and operating throughout the United States. The indexes assume the investment of $100 on December 31, 2011, in the Company’s common stock, the NASDAQ Composite Index, Midwest OTC Bank Index and the NASDAQ Bank Index with all dividends reinvested. The Company’s stock price performance shown in the following graph is not indicative of future stock price performance.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Ames National Corporation	100.00	115.41	121.46	145.10	140.18	196.62
NASDAQ Composite Index	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank Index	100.00	119.19	171.31	177.42	191.53	265.56
Midwest OTC Bank Index	100.00	115.47	140.28	160.72	181.83	208.60

In November, 2016, the Board of Directors approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in November, 2015) that expired in November, 2016. The Company did not purchase any shares in 2016 or 2015 under either of the Stock Repurchase Plans that were in effect during 2016 or 2015.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2016.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2016 to October 31, 2016 (1)	-	$-	-	100,000

November 1, 2016 to November 30, 2016 (1) and (2)	-	$-	-	100,000

December 1, 2016 to December 31, 2016 (2)	-	$-	-	100,000

Total	-		-

(1)

The Stock Repurchase Plan adopted in November, 2015 expired in November, 2016 and no shares remain available for purchase under this plan as a result of the expiration. No purchases were made under this plan during October or November, 2016.

(2)

A successor Stock Repurchase Plan was approved and became effective on November 10, 2016 and authorized the purchase of up to 100,000 shares. This plan is scheduled to expire on November 7, 2017. No purchases were made under this plan during November or December, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2012 through 2016 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Selected Financial Data

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012

STATEMENT OF INCOME DATA
Interest income	$44,046	$43,150	$40,964	$38,434	$38,072
Interest expense	4,135	4,185	4,547	5,075	5,752

Net interest income	39,911	38,965	36,417	33,359	32,320
Provision for loan losses	524	1,099	429	786	22

Net interest income after provision for loan losses	39,387	37,866	35,988	32,573	32,298
Noninterest income	8,088	8,267	9,252	7,718	7,435
Noninterest expense	24,935	25,312	24,373	21,679	20,803

Income before provision for income tax	22,540	20,821	20,867	18,612	18,930
Provision for income tax	6,805	5,806	5,616	4,658	4,748

Net income	$15,735	$15,015	$15,251	$13,954	$14,182

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$7,821	$7,449	$6,704	$5,959	$5,587
Cash dividends declared per share	$0.84	$0.80	$0.72	$0.64	$0.60
Basic and diluted earnings per share	$1.69	$1.61	$1.64	$1.50	$1.52
Weighted average shares outstanding	9,310,913	9,310,913	9,310,913	9,310,913	9,310,913

BALANCE SHEET DATA
Total assets	$1,366,453	$1,326,747	$1,301,031	$1,233,084	$1,217,692
Net loans	752,182	701,328	658,441	564,502	510,126
Deposits	1,109,409	1,074,193	1,052,123	1,011,803	1,004,732
Stockholders' equity	165,105	161,250	154,674	142,106	144,736
Equity to assets ratio	12.08%	12.15%	11.89%	11.52%	11.89%

	Years Ended December 31,
	2015	2015	2014	2013	2012

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$15,735	$15,015	$15,251	$13,954	$14,182
Average assets	1,330,906	1,325,321	1,263,382	1,225,617	1,142,667
Average stockholders' equity	167,750	159,047	151,211	142,997	140,716

Return on assets (net income divided by average assets)	1.18%	1.13%	1.21%	1.14%	1.24%
Return on equity (net income divided by average equity)	9.38%	9.44%	10.09%	9.76%	10.08%

Net interest margin (net interest income divided by average earning assets)	3.36%	3.33%	3.31%	3.18%	3.35%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	51.95%	53.59%	53.37%	52.78%	52.33%

Dividend payout ratio (dividends per share divided by net income per share)	49.70%	49.69%	43.90%	42.67%	39.47%
Dividend yield (dividends per share divided by closing year-end market price)	2.55%	3.29%	2.78%	2.86%	2.74%
Equity to assets ratio (average equity divided by average assets)	12.60%	12.00%	11.97%	11.67%	12.31%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion is provided for the consolidated operations of the Company and its Banks. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks and the managing of its own loan portfolios. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and wealth management services. Some Banks also offer investment services through a third-party broker-dealer. The Company employs 14 individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems, training and the coordination of management activities, in addition to 202 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flows are: (i) interest and fees earned on loans made or held by the Company and Banks; (ii) interest on investments, primarily on bonds, held by the Banks; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at the Banks; (v) merchant and card fees; (vi) gain on the sale of loans held for sale; and (vii) securities gains. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) professional fees; (vi) business development; and (vii) other real estate owned expenses. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company reported net income of $15,735,000 for the year ended December 31, 2016 compared to $15,015,000 and $15,251,000 reported for the years ended December 31, 2015 and 2014, respectively. This represents an increase in net income of 4.8% when comparing 2016 with 2015 and a decrease in net income of 1.5% when comparing 2015 with 2014. The increase in net income in 2016 from 2015 was primarily the result of increased loan interest income, lower provision for loan losses and lower other real estate owned expenses, offset in part by decreased security interest income, decreased securities gains and increased salaries and benefits expense. The decrease in net income in 2015 from 2014 was primarily the result of a one-time gain of the disposal of premises and equipment in 2014 and an increase in salaries and benefits and provision for loan losses, offset in part by an increase in net interest income and a decrease in other real estate expenses. The gain on the disposal of premises and equipment in 2014 was primarily due to the sale of First National’s University office. The First Bank Acquisition, described in Item 1 of this Annual Report, contributed to increases in net interest income, noninterest income and noninterest expense in 2015. Earnings per share for 2016 were $1.69 compared to $1.61 in 2015 and $1.64 in 2014. All five Banks demonstrated profitable operations during 2016.

The Company’s return on average equity for 2016 was 9.38% compared to 9.44% and 10.09% in 2015 and 2014, respectively, and the return on average assets for 2016 was 1.18% compared to 1.13% in 2015 and 1.21% in 2014. The decrease in return on average equity when comparing 2016 to 2015 was primarily a result of increased average equity, more than offsetting the increase in net income. The increase in return on average assets when comparing 2016 to 2015 was primarily a result of increased net income. The decrease in return on average equity and assets when comparing 2015 to 2014 was primarily a result of increased average equity and average assets, without a corresponding increase in net income.

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

●

The agricultural community is subject to commodity price fluctuations.  Extended periods of low commodity prices, higher input costs or poor weather conditions could result in reduced profit margins, reducing demand for goods and services provided by agriculture-related businesses, which, in turn, could affect other businesses in the Company’s market area. Any combination of these factors could produce losses within the Company's agricultural loan portfolios.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 5,913 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Years Ended December 31,
	2016		2015		2014
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.18%	1.04%	1.13%	1.04%	1.21%	1.01%

Return on equity	9.38%	9.32%	9.44%	9.31%	10.09%	9.03%

Net interest margin	3.36%	3.13%	3.33%	3.07%	3.31%	3.14%

Efficiency ratio	51.95%	58.28%	53.59%	59.91%	53.37%	61.88%

Capital ratio	12.60%	9.48%	12.00%	9.59%	11.97%	9.46%

Key performance indicators include:

●	Return on Assets

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2016

Income Is $43.7 Billion in Fourth Quarter

Insured institutions reported net income of $43.7 billion for the quarter, an increase of $3.1 billion (7.7%) compared with the year before. Almost 60% of all banks reported year-over-year increases in quarterly earnings. Only 8.1% of banks were unprofitable for the quarter, down from 9.6% the previous year. The average return on assets (ROA) rose slightly to 1.04%, from 1.02% in fourth quarter 2015.

Full-Year 2016 Earnings Rise to $171.3 Billion

The industry reported $171.3 billion in net income for full-year 2016, $7.9 billion (4.9%) more than the industry earned in 2015. Almost two out of every three banks—65.2%—reported higher earnings in 2016 than in 2015. Only 4.2% of all banks had negative full-year net income. This is the lowest percentage of unprofitable banks for any year since 1995. Net operating revenue was $29 billion (4.2%) higher than in 2015, as net interest income increased by $29.8 billion (6.9%) and total noninterest income declined by $779 million (0.3%). The average net interest margin (NIM) rose to 3.13% from 3.07% in 2015. Total noninterest expenses were only $5.1 billion (1.2%) higher than a year earlier, as itemized litigation charges at a few large banks were $2.95 billion lower than in 2015. Loan-loss provisions totaled $47.8 billion, an increase of $10.7 billion (28.8%) from 2015. The average return on assets for 2016 was 1.04%, unchanged from the full-year average for 2015.

Net Interest Income Growth Lifts Operating Revenues

Net operating revenue totaled $181.8 billion in the fourth quarter, up $7.9 billion (4.6%) from the year before. Net interest income was $8.4 billion (7.6%) higher, while noninterest income declined by $480 million (0.8%). The increase in net interest income was attributable to growth in interest-bearing assets (up 5.2% over the past 12 months) and improvement in the industry’s aggregate NIM, which rose to 3.16%, from 3.12% in fourth quarter 2015. The NIM improvement was not broad-based. A majority of banks—54.3%—reported lower NIMs than the year earlier. The decline in noninterest income was driven by a $950 million drop in income from changes in fair values of financial instruments and a $432 million decline in interchange fees. Both trading income and servicing income rose $1.7 billion (39.8% and 51.4%, respectively) from fourth quarter 2015.

Noninterest Expenses Up 2.6% From a Year Before

Total noninterest expenses were $2.7 billion (2.6%) higher than the year before. Salary and employee benefit expenses rose $1.7 billion (3.4%), while goodwill impairment charges were $675 million higher. Expenses for premises and fixed assets were only $9 million (0.1%) higher than the year earlier.

Quarterly Loss Provisions Decline From a Year Ago

Loan-loss provisions totaled $12.2 billion in the fourth quarter, $3 million less than banks set aside a year earlier. This marks the first time since second quarter 2014 that quarterly provision expenses have not posted a year-over-year increase. For the industry, fourth-quarter provisions represented 6.7% of the quarter’s net operating revenue, down from 7% in fourth quarter 2015.

Quarterly Charge-Offs Rise for a Fifth Consecutive Quarter

Net loan losses totaled $12.2 billion, up $1.5 billion (13.5%) from a year earlier. This is the fifth quarter in a row that net charge-offs have posted a year-over-year increase. Credit card charge-offs were $1.4 billion (24.8%) higher, while net charge-offs of loans to commercial and industrial (C&I) borrowers rose $666 million (37.9%). Charge-offs of residential mortgage loans were $576 million (75.1%) lower than in fourth quarter 2015. The average net charge-off rate rose to 0.53%, from 0.49% the year before. This is well below the high of 3.00% recorded in fourth quarter 2009.

Noncurrent Loan Rate at Lowest Level Since 2007

Noncurrent loans and leases—those 90 days or more past-due or in nonaccrual status—declined for the 26th time in the last 27 quarters, falling by $2.4 billion (1.8%) during the three months ended December 31. During the quarter, noncurrent C&I loans declined for the first time in eight quarters, falling by $1.4 billion (5.3%). Noncurrent residential mortgage loan balances fell by $2 billion (3%), while noncurrent home equity loans declined by $170 million (1.6%), and noncurrent nonfarm nonresidential real estate loans fell by $192 million (2%). These improvements exceeded the $1.1 billion (12.7%) increase in noncurrent credit card balances. The average noncurrent loan rate fell from 1.45% to 1.41%, the lowest level since year-end 2007.

Loan-Loss Reserves Decline for the First Time in Five Quarters

Banks reduced their reserves for loan and lease losses during the fourth quarter, as slightly lower loan-loss provisions were offset by higher net charge-offs. Loss reserves fell by $649 million (0.5%). At banks that itemize their reserves, which represent more than 90% of total industry reserves, the decline was driven by reductions in reserves for residential real estate loan losses, which fell by $1.2 billion (6.5%), and in reserves for commercial loan losses, which declined by $639 million (1.8%). Itemized reserves for losses on credit cards increased by $677 million (2.3%). Despite the small reduction in industry reserves, the larger decline in noncurrent loan balances caused the coverage ratio of reserves to noncurrent loans to rise from 91.1% to 92.3% in the quarter, the highest level since third quarter 2007.

Equity Capital Posts a Quarterly Decline as the Market Value of Available-For-Sale Securities Falls

Total equity capital declined by $16.8 billion (0.9%) in fourth quarter 2016, as higher interest rates caused the market values of available-for-sale securities at banks to fall. Accumulated other comprehensive income declined by $39.5 billion in the quarter, mostly as a result of the drop in securities values. Retained earnings contributed $15.1 billion to equity growth, $1.8 billion (13.5%) more than a year earlier. Banks declared $28.6 billion in dividends, a $1.3 billion (4.8%) increase over fourth quarter 2015. The average equity-to-assets ratio for the industry declined from 11.22% to 11.11%. At the end of the quarter, 99.7% of all banks, representing 99.9% of industry assets, met or exceeded the requirements for the highest regulatory capital category as defined for Prompt Corrective Action purposes.

Loan Balances Increase $72.3 Billion in the Fourth Quarter

Total assets rose by $13.7 billion (0.1%) during the fourth quarter. Total loan and lease balances increased by $72.3 billion (0.8%). Growth in loan balances was led by credit cards (up $38.2 billion, 5%), loans secured by nonfarm nonresidential real estate properties (up $22.8 billion, 1.7%), and real estate construction and development loans (up $10.1 billion, 3.3%). C&I loan balances fell for the first time in 26 quarters, declining $7.7 billion (0.4%). Investment securities portfolios rose by $52 billion (1.5%) during the quarter despite a $52.4 billion decline in the market values of securities available for sale. Assets in trading accounts declined by $27.3 billion (4.6%). Banks reduced their balances at Federal Reserve banks by $116.4 billion (9.6%).

Total Loan Balances Rise 5.3% During 2016

For full-year 2016, total assets increased $812.6 billion (5.1%). Total loans and leases increased by $466 billion (5.3%), as C&I loans rose by $94.2 billion (5.1%), loans secured by nonfarm nonresidential real estate were up by $92.6 billion (7.5%), and residential mortgages increased by $91.1 billion (4.8%). All major loan categories grew in 2016. Banks increased their investment securities by $205.9 billion (6.1%) in 2016, with mortgage-backed securities up $133.3 billion (7.1%) and U.S. Treasury securities up $97 billion (23%).

Deposits Rise by $96 Billion

Domestic deposit growth was relatively strong in the fourth quarter. Total deposits rose by $95.9 billion (0.7%), as deposits in domestic offices increased by $186.5 billion (1.6%), while foreign office deposits declined by $90.6 billion (6.8%). Balances in domestic interest-bearing accounts rose by $178.7 billion (2.1%), and balances in noninterest-bearing accounts grew by $7.7 billion (0.2%). Balances in consumer-oriented accounts increased by $120.5 billion (3%), while all other domestic office deposits rose by $62 billion (1%). Banks reduced their nondeposit liabilities by $65.4 billion (3.1%), as securities sold under repurchase agreements declined by $25.1 billion (10.9%), and trading account liabilities fell by $13 billion (5.1%).

“Problem Bank List” Continues to Improve

The number of FDIC-insured commercial banks and savings institutions reporting quarterly financial results fell to 5,913 in the fourth quarter, from 5,980 in the third quarter of 2016. There were 65 mergers of insured institutions during the quarter, while no insured banks failed. No new charters were added during the quarter. Banks reported 2,052,504 full-time equivalent employees, an increase of 18,777 from fourth quarter 2015. The number of insured institutions on the FDIC’s “Problem Bank List” declined from 132 to 123, as total assets of problem banks rose from $24.9 billion to $27.6 billion. For all of 2016, the number of insured institutions reporting declined by 269. Mergers absorbed 251 institutions, and 5 insured institutions failed. This is the smallest number of bank failures in a year since three FDIC-insured institutions failed in 2007. In 2015, there were eight failures.

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

Goodwill

Goodwill arose in connection with the First Bank Acquisition on August 29, 2014 and the Liberty Acquisition on April 27, 2012. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At December 31, 2016, Company’s management has completed the goodwill impairment analysis and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

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

 ASSETS

	2016			2015			2014

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$91,009	$4,039	4.44%	$98,546	$4,446	4.51%	$85,115	$4,034	4.74%
Agricultural	74,205	3,625	4.89%	75,706	3,568	4.71%	72,399	3,469	4.79%
Real estate	541,953	23,956	4.42%	488,827	22,039	4.51%	412,752	19,039	4.61%
Consumer and other	19,671	738	3.75%	18,745	728	3.89%	13,840	654	4.73%

Total loans (including fees)	726,838	32,358	4.45%	681,824	30,781	4.51%	584,106	27,196	4.66%

Investment securities
Taxable	260,618	5,853	2.25%	275,105	6,179	2.25%	296,785	7,105	2.39%
Tax-exempt (2)	252,864	8,369	3.31%	264,028	8,931	3.38%	281,790	9,771	3.47%

Total investment securities	513,482	14,222	2.77%	539,133	15,110	2.80%	578,575	16,876	2.92%

Interest bearing deposits and federal funds sold	36,223	395	1.09%	43,580	382	0.88%	40,147	309	0.77%

Total interest-earning assets	1,276,543	$46,975	3.68%	1,264,537	$46,273	3.66%	1,202,828	$44,381	3.69%

Noninterest-earning assets
Cash and due from banks	20,844			21,052			21,640
Premises and equipment, net	16,583			16,404			12,943
Other, less allowance for loan losses	16,936			23,328			25,971

Total noninterest-earning assets	54,363			60,784			60,554

TOTAL ASSETS	$1,330,906			$1,325,321			$1,263,382

(1)	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2016			2015			2014

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
(dollars in thousands)
Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	$669,754	$1,340	0.20%	$652,063	$1,143	0.18%	$607,273	$1,142	0.19%
Time deposits > $100,000	86,400	797	0.92%	90,574	809	0.89%	96,244	930	0.97%
Time deposits < $100,000	124,894	937	0.75%	138,387	1,067	0.77%	145,704	1,313	0.90%

Total deposits	881,048	3,074	0.35%	881,024	3,019	0.34%	849,221	3,385	0.40%
Other borrowed funds	82,582	1,061	1.28%	86,381	1,166	1.35%	85,246	1,162	1.36%

Total interest-bearing liabilities	963,630	4,135	0.43%	967,405	4,185	0.43%	934,467	4,547	0.49%

Noninterest-bearing liabilities
Demand deposits	191,899			192,112			171,407
Other liabilities	7,627			6,757			6,297

Stockholders' equity	167,750			159,047			151,211

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,330,906			$1,325,321			$1,263,382

Net interest income		$42,840	3.36%		$42,088	3.33%		$39,834	3.31%

Spread Analysis
Interest income/average assets		$46,975	3.53%		$46,273	3.49%		$44,381	3.51%
Interest expense/average assets		4,135	0.31%		4,185	0.32%		4,547	0.36%
Net interest income/average assets		42,840	3.22%		42,088	3.18%		39,834	3.15%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate loan interest income increased $1,917,000 in 2016 compared to 2015. Increased volume of real estate loans increased interest income in 2016 by $2,362,000 and lower interest rates decreased interest income in 2016 by $445,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

	2016 Compared to 2015			2015 Compared to 2014
(dollars in thousands)
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
Interest income
Loans
Commercial	$(338)	$(69)	$(407)	$615	$(203)	$412
Agricultural	(74)	131	57	157	(58)	99
Real estate	2,362	(445)	1,917	3,423	(423)	3,000
Consumer and other	36	(26)	10	204	(130)	74

Total loans (including fees)	1,986	(409)	1,577	4,399	(814)	3,585

Investment securities
Taxable	(326)	(0)	(326)	(515)	(411)	(926)
Tax-exempt	(377)	(185)	(562)	(595)	(245)	(840)

Total investment securities	(703)	(185)	(888)	(1,110)	(656)	(1,766)

Interest bearing deposits and federal funds sold	(71)	84	13	27	46	73

Total interest-earning assets	1,212	(510)	702	3,316	(1,424)	1,892

Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	39	158	197	72	(71)	1
Time deposits > $100,000	(37)	25	(12)	(50)	(71)	(121)
Time deposits < $100,000	(103)	(27)	(130)	(64)	(182)	(246)

Total deposits	(101)	156	55	(42)	(324)	(366)

Other borrowed funds	(48)	(57)	(105)	14	(10)	4

Total interest-bearing liabilities	(149)	99	(50)	(28)	(334)	(362)

Net interest income-earning assets	$1,361	$(609)	$752	$3,344	$(1,090)	$2,254

(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest bearing liabilities. The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2016, 2015 and 2014, the Company's net interest margin was 3.36%, 3.33% and 3.31%, respectively.

Net interest income during 2016, 2015 and 2014 totaled $39,911,000, $38,965,000 and $36,417,000, respectively, representing a 2.4% increase in 2016 compared to 2015 and a 7.0% increase in 2015 from 2014. Net interest income increased in 2016 as compared to 2015 due primarily to increases in the average balance of real estate loans. Net interest income increased in 2015 as compared to 2014 due primarily to increases in the average balance of real estate loans.

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

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company’s provision for loan losses for the year ended December 31, 2016 was $524,000 compared to $1,099,000 for the previous year. The provision for loan losses in 2016 and 2015 were necessary to maintain an adequate allowance for loan loss on the outstanding loan portfolio, as net charge offs were not significant. The increase in the allowance for loan losses in 2016 was provided due to growth in the Company’s loan portfolios and, to a lesser extent to provide for a specific reserve on impaired loans. The Company’s provision for loan losses for the year ended December 31, 2015 was $1,099,000 compared to $429,000 for the previous year. The higher provision for loan losses in 2015 as compared to 2014 was due primarily to increases in the general allowance resulting from increased outstanding loans in the construction and commercial operating portfolios. Credit quality indicators such as classified assets and impaired loans have improved since 2014; while past due loans have risen slightly but remain at a favorable level as compared to peer banks. There was no significant change in the allowance for loan loss on impaired loans. Refer to the “Asset Quality and Credit Risk Management” discussion for additional details with regard to loan loss provision expense.

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

Noninterest income during the years ended 2016, 2015 and 2014 totaled $8,088,000, $8,267,000 and $9,252,000, respectively. The lower noninterest income in 2016 as compared to 2015 related primarily to the lower security gains, offset in part by an increase in wealth management income. The increase in wealth management income is primarily due to increases in assets under management. The lower noninterest income in 2015 as compared to 2014 related primarily to the gain on the disposal of premises and equipment in 2014 and lower recognized securities gains, offset in part by higher gains on the sale of loans held for sale and merchant and card fees. The gain on the disposal of premises and equipment was due primarily to the sale of First National’s University office in 2014 which resulted in a $1,257,000 gain. The increase in gain on sale of loans held for sale is due primarily to higher loan origination volume due to favorable economic conditions during 2015. The increase in merchant and card fees is due primarily to the First Bank Acquisition. Excluding securities gains, noninterest income increased 3.5% in 2016 as compared to 2015. Excluding securities gains and gain on disposal of premises and equipment in 2015 and 2014, noninterest income increased 7.0% in 2015 as compared to 2014.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 63%, 60% and 58% of noninterest expense in 2016, 2015 and 2014, respectively.

Noninterest expense during the years ended 2016, 2015 and 2014 totaled $24,935,000, $25,312,000 and $24,373,000, respectively, representing a 1.5% decrease in 2016 compared to a 3.9% increase in 2015. The primary reason for the decrease in 2016 was lower other real estate owned expenses and FDIC insurance assessments, offset in part by increases in salaries and employee benefits and data processing costs. Other real estate owned expense declined primarily due to impairment losses in 2016 of $28,000 as compared to losses of $615,000 in 2015. To a lesser extent other real estate owned expense decreased due to gains on the sale of other real estate owned of $219,000 in 2016 as compared to gains of $100,000 in 2015. FDIC insurance assessment decreased primarily due to lower assessment rates in 2016 as compared to 2015. Salaries and employee benefits increased primarily due to normal salary increases and to a lesser extent normal increases in benefit costs. Data processing costs increased in 2016 primarily due to normal increases in our existing data processing contracts. The primary reason for the increase in noninterest expense in 2015 was higher salaries and employee benefit costs benefits and data processing costs, offset in part by a decrease in the other real estate owned expense. Salaries and employee benefits increased due primarily to additional payroll costs associated with the First Bank Acquisition and normal salary increases. Data processing costs increased due primarily to the First Bank Acquisition, equipping the West Ames Office and expenses related to the implementation of video banking services. Other real estate owned expenses decreased due to lower levels of impairment write-down in 2015 as compared to 2014. The percentage of noninterest expense to average assets was 1.87% in 2016, compared to 1.91% and 1.93% during 2015 and 2014, respectively.

Provision for Income Taxes

The provision for income taxes for 2016, 2015 and 2014 was $6,805,000, $5,807,000 and $5,616,000, respectively. This amount represents an effective tax rate of 30%, 28% and 27% for 2016, 2015 and 2014, respectively. The Company's marginal federal income tax rate is currently 35%. The difference between the Company's effective and marginal tax rate is primarily related to investments made in tax exempt securities. The increase in the effective tax rate for 2016 is due primarily to an increase in income before income taxes; tax-exempt interest income decreasing as a percent of income before income taxes; and the recording of a $226,000 valuation allowance to fully reserve the deferred income tax asset associated with a state alternative minimum tax credit carryforward in 2016. The increase in the effective tax rate for 2015 is due primarily to tax-exempt interest income decreasing as a percent of income before income taxes.

Balance Sheet Review

The Company’s assets are comprised primarily of loans and investment securities. Average earning asset maturity or repricing dates are generally five years or less for the combined portfolios as the assets are funded for the most part by short term deposits with either immediate availability or less than one year average maturities. This exposes the Company to risk with regard to changes in interest rates that are more fully explained in Item 7A of this Annual Report “Quantitative and Qualitative Disclosures about Market Risk”.

Total assets increased to $1,366,453,000 in 2016 compared to $1,326,747,000 in 2015, a 3.0% increase. The increase in assets was due primarily to an increase in loans, primarily funded by a decrease in securities available-for-sale and an increase in deposits.

Loan Portfolio

Net loans as of December 31, 2016 totaled $752,182,000, an increase of 7.3% from the $701,328,000 as of December 31, 2015. Loan demand remained favorable in 2016 as most markets provided good additional lending opportunities, in particular the Des Moines metro market. This growth is primarily reflected in the 1-4 family real estate and commercial real estate loan portfolios. Loans are the primary contributor to the Company’s revenues and cash flows. The average yield on loans was 168 and 171 basis points higher in 2016 and 2015, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2016.

	2016	2015	2014	2013	2012
(dollars in thousands)
Real Estate
Construction	$61,042	$66,268	$36,016	$23,928	$17,077
1-4 family residential	149,507	127,076	122,777	108,289	104,268
Commercial	315,702	251,889	257,054	206,112	178,660
Agricultural	73,032	62,530	57,449	53,834	43,868
Commercial	74,378	102,515	92,703	86,823	80,264
Agricultural	76,994	79,533	85,609	81,326	77,483
Consumer and other	12,130	21,599	15,763	12,795	16,340

Total loans	762,785	711,410	667,371	573,107	517,960
Deferred loan fees, net	(96)	(94)	(92)	(34)	(62)

Total loans net of deferred fees	$762,689	$711,316	$667,279	$573,073	$517,898

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans. As of December 31, 2016, gross loans totaled approximately $763 million, which equals approximately 67.8% of total deposits and 55.0% of total assets. The Company’s peer group (consisting of 325 bank holding companies with total assets of $1 to $3 billion) loan to deposit ratio as of September 30, 2016 was a much higher 86%. The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages, based upon net charge offs, is a more conservative underwriting philosophy. As of December 31, 2016, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

Real estate loans include various types of loans for which the Banks hold real property as collateral and consist of loans primarily on commercial properties and single family residences. Real estate loans typically have fixed rates for up to five years, with the Company’s loan policy permitting a maximum fixed rate maturity of up to 15 years. The majority of construction loan volume is given to contractors to construct 1-4 family residence and commercial buildings and these loans generally have maturities of up to 12 months. The Banks also originate residential real estate loans for sale to the secondary market for a fee.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2016

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties.

	Within one year	After one year but within five years	After five years	Total
(dollars in thousands)

Real Estate
Construction	$41,149	$18,172	$1,721	$61,042
1-4 family residential	24,685	49,971	74,851	149,507
Commercial	27,237	216,693	71,772	315,702
Agricultural	8,165	25,977	38,890	73,032
Commercial	47,481	20,800	6,097	74,378
Agricultural	65,707	9,496	1,791	76,994
Consumer and other	3,667	6,885	1,578	12,130

Total loans	$218,091	$347,994	$196,700	$762,785

	After one
	year but
	within	After
	five years	five years

Loan maturities after one year with:
Fixed rates	$303,060	$194,310
Variable rates	44,934	2,390

	$347,994	$196,700

Loans Held For Sale

Mortgage origination funding awaiting delivery to the secondary market totaled $243,000 and $539,000 as of December 31, 2016 and 2015, respectively. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2016 were $516,080,000, a decrease of $21.6 million or 4.0% from the prior year end. As of December 31, 2016 and 2015, the investment portfolio comprised 38% and 41% of total assets, respectively.

The following table presents the fair values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2016, 2015 and 2014, respectively. This portfolio provides the Company with a significant amount of liquidity.

	2016	2015	2014
(dollars in thousands)

U.S. government treasuries	$4,368	$1,467	$1,448
U.S. government agencies	110,209	106,445	87,307
U.S. government mortgage-backed securities	82,858	98,079	120,985
State and political subdivisions	264,448	277,597	281,776
Corporate bonds	51,184	50,889	47,319
Equity securities	3,013	3,156	3,667

Total	$516,080	$537,633	$542,502

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

The equity securities portfolio consisted primarily of required stocks, such as the FHLB and FRB stock, as of December 31, 2016 and 2015 and also included a publically traded common stock as of December 31, 2014.

During the years ended December 31, 2016, 2015 and 2014, the Company did not recognize an other-than-temporary impairment. Management estimates at the present time there exists no other-than-temporary impairments in the securities available-for-sale portfolio at December 31, 2016; however, it is possible that the Company may incur impairment losses in 2017 and thereafter.

As of December 31, 2016, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity.

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

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have a complicated structure. The Company’s entire portfolio consists of traditional investments, nearly all of which are federal agency or mortgage pass-through securities, general obligation or revenue based municipal bonds and corporate bonds. Annually, the Company will validate prices supplied by the independent pricing service by comparison to prices obtained from third-party sources.

Investment Maturities as of December 31, 2016

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties.

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total
(dollars in thousands)

U.S. government treasuries	$-	$1,475	$2,893	$-	$4,368
U.S. government agencies	1,545	71,420	37,244	-	110,209
U.S. government mortgage-backed securities	90	72,058	6,853	3,857	82,858
States and political subdivisions (1)	30,704	128,355	86,030	19,359	264,448
Corporate bonds	2,577	30,484	18,123	-	51,184

Total	$34,916	$303,792	$151,143	$23,216	$513,067

Weighted average yield
U.S. government treasuries	0.00%	2.00%	2.07%	0.00%	2.05%
U.S. government agencies	3.62%	1.96%	2.22%	0.00%	2.07%
U.S government mortgage-backed securities	4.33%	2.45%	2.13%	2.88%	2.44%
States and political subdivisions (1)	3.32%	3.20%	3.52%	3.58%	3.35%
Corporate bonds	3.62%	2.18%	2.77%	0.00%	2.46%

Total	3.36%	2.62%	3.02%	3.46%	2.83%

(1) Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

At December 31, 2016 and 2015, the Company’s investment securities portfolio included securities issued by 286 and 283 government municipalities and agencies located within 25 and 24 states with a fair value of $264,448,000 and $277,597,000, respectively. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of December 31, 2016 and 2015 was $5.1 million (approximately 1.9% of the fair value of the governmental municipalities and agencies) both represented by the Dubuque, Iowa Community School District to be repaid by sales tax revenues as of December 31, 2016 and 2015.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of December 31, 2016 and 2015 identifying the state in which the issuing government municipality or agency operates.

	2016		2015
		Estimated		Estimated
(dollars in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$75,142	$74,408	$77,735	$78,255
Texas	11,091	11,065	10,712	10,967
Pennsylvania	8,728	8,654	8,389	8,448
Washington	7,221	6,957	7,249	7,303
Other (2016: 17 states; 2015: 16 states)	28,064	28,258	27,601	28,123

Total general obligation bonds	$130,246	$129,342	$131,686	$133,096

Revenue bonds:
Iowa	$126,750	$126,964	$134,333	$136,705
Other (2016: 9 states; 2015: 9 states)	8,208	8,142	7,752	7,796

Total revenue bonds	$134,958	$135,106	$142,085	$144,501

Total obligations of states and political subdivisions	$265,204	$264,448	$273,771	$277,597

As of December 31, 2016 and 2015, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities and water utilities. The revenue bonds are to be paid from 13 and 11 revenue sources in 2016 and 2015, respectively. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table.

	2016		2015
		Estimated		Estimated
(dollars in thousands)	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$77,586	$78,085	$88,299	$90,145
College and universities, primarily dormitory revenues	11,283	11,296	12,153	12,298
Water	14,105	13,907	10,446	10,548
Leases	9,106	8,960	9,900	9,939
Electric Power	8,446	8,459	8,950	9,141
Other	14,432	14,399	12,337	12,430

Total revenue bonds by revenue source	$134,958	$135,106	$142,085	$144,501

Deposits

Total deposits were $1,109,409,000 and $1,074,193,000 as of December 31, 2016 and 2015, respectively. The increase of $35,216,000 between the periods can be primarily attributed to increases in commercial and retail money market accounts and commercial demand deposit accounts, offset in part by a decrease in other time deposits due in part to the low rate environment.

The Company’s primary source of funds is customer deposits. The Banks attempt to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 57% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company had $7,110,000 and $3,247,000 of brokered deposits as of December 31, 2016 and 2015, respectively.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2016, 2015 and 2014.

	2016		2015		2014
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
(dollars in thousands)

Noninterest bearing demand deposits	$191,899	0.00%	$192,112	0.00%	$171,407	0.00%
Interest bearing demand deposits	301,073	0.19%	300,285	0.16%	293,181	0.18%
Money market deposits	281,997	0.22%	271,838	0.21%	244,461	0.21%
Savings deposits	86,684	0.15%	79,940	0.13%	69,633	0.15%
Time certificates > $100,000	86,400	0.92%	90,574	0.89%	96,244	0.97%
Time certificates < $100,000	124,894	0.75%	138,387	0.77%	145,704	0.90%

	$1,072,947		$1,073,136		$1,020,629

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2016, 2015 and 2014.

	2016	2015	2014
(dollars in thousands)
3 months or less	$16,600	$13,370	$18,632
Over 3 through 12 months	34,033	46,643	37,425
Over 12 through 36 months	23,152	23,704	29,308
Over 36 months	10,931	6,503	8,443

Total	$84,716	$90,220	$93,808

Securities Sold Under an Agreement to Repurchase

Securities sold under agreements to repurchase totaled $58,337,000 and $54,290,000 as of December 31, 2016 and 2015, respectively an increase of 7.5%.

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

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2016, 2015 and 2014.

	2016		2015		2014

		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$58,337	0.51%	$54,290	0.33%	$51,265	0.27%
FHLB advances	14,500	2.62%	18,542	2.24%	14,468	2.68%
Other borrowings	13,000	3.62%	13,000	3.62%	23,000	3.59%

Total	$85,837	1.33%	$85,832	1.24%	$88,733	1.52%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2016, 2015 and 2014.

	2016		2015		2014

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
(dollars in thousands)

Federal funds purchased and repurchase agreements	$47,827	0.35%	$52,187	0.28%	$51,536	0.28%
FHLB advances	22,039	1.94%	17,199	2.34%	15,888	2.50%
Other borrowings	12,716	3.68%	16,995	3.63%	17,822	3.48%

Total	$82,582	1.29%	$86,381	1.35%	$85,246	1.36%

Maximum Amount Outstanding during the Year

Federal funds purchased and repurchase agreements	$58,762		$66,245		$71,485
FHLB advances	$52,500		$50,253		$39,598
Other borrowings	$13,000		$23,000		$23,000

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2016, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods. These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company. For additional information, including quantification of the amounts involved, see Note 15 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Contractual Obligations

The following table sets forth the balance of the Company’s contractual obligations by maturity period as of December 31, 2016.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(dollars in thousands)

Deposits	$1,109,409	$1,021,602	$62,824	$24,983	$-
Securities sold under agreements to repurchase	58,337	58,337	-	-	-
Federal funds purchased	-	-	-	-	-
FHLB advances and other borrowings (1)	27,500	1,000	24,500	2,000	-
Leases	245	92	153	-
Purchase obligations (2)	2,412	1,160	1,235	17	-

Total	$1,197,903	$1,082,191	$88,712	$27,000	$-

(1)

FHLB advances consist of various FHLB borrowings with fixed rates with final maturities through 2020. $11.5 million of the FHLB advances are callable quarterly. Other borrowings also include $13.0 million of term repurchase agreements having maturities greater than one year and can be called by the issuing financial institution quarterly. The term repurchase agreements have final maturities through 2018.

(2)

Purchase obligations include data processing, Internet banking services and card processing contracts that include termination provisions that would accelerate all future payments in the event the Company changed service providers prior to the contracts’ expirations.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2016, totaled $752,182,000 as compared to $701,328,000 as of December 31, 2015, an increase of 7.3%. Net loans comprise 55% of total assets as of the end of 2016. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company’s non-performing assets have increased by 80% from December 31, 2015 and total $5,645,000 as of December 31, 2016 due primarily to two commercial operating loan relationships. The Company’s level of non-performing assets as a percentage of assets of 0.41% as of December 31, 2016, is lower than the average for the Company’s peer group of FDIC insured institutions as of September 30, 2016, of 0.80%. Management believes that the allowance for loan losses as of December 31, 2016 remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ended December 31, 2016.

	2016	2015	2014	2013	2012
(dollars in thousands)

Non-performing assets:
Nonaccrual loans	$5,077	$1,818	$2,407	$2,508	$5,567
Loans 90 days or more past due	22	75	36	27	-

Total non-performing loans	5,099	1,893	2,443	2,535	5,567
Securities available-for-sale	-	-	-	-	-
Other real estate owned	546	1,250	8,436	8,861	9,911

Total non-performing assets	$5,645	$3,143	$10,879	$11,396	$15,478

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

Impaired loans totaled $5,077,000 as of December 31, 2016 and were $3,259,000 higher than the impaired loans as of December 31, 2015. The increase in impaired loans was due primarily to two loan relationships. The Company considers impaired loans to generally include the non-performing loans (consisting of nonaccrual loans and loans past due 90 days or more and still accruing) and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $720,000 and $439,000 at December 31, 2016 and 2015, respectively. The average balances of impaired loans for the years ended December 31, 2016 and 2015 were $2,965,000 and $2,104,000, respectively. For the years ended December 31, 2016, 2015 and 2014, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $272,000, $162,000 and $136,000, respectively, with $72,000, $164,000 and $453,000, respectively, recorded. There was $22,000 of loans greater than 90 days past due and still accruing interest as of December 31, 2016 and there was $75,000 of loans greater than 90 days past due and still accruing interest at December 31, 2015.

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

	2016	2015	2014	2013	2012
(dollars in thousands)

Balance at beginning of period	$9,988	$8,838	$8,572	$7,773	$7,905
Charge-offs:
Real estate
Construction	-	-	-	-	-
1-4 Family residential	15	25	151	81	154
Commercial	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	78	-	17	-	30
Agricultural	-	39	-	-	-
Consumer and other	39	5	77	36	48

Total charge-offs	132	69	245	117	232

Recoveries:
Real estate
Construction	30	50	25	-	-
1-4 Family residential	5	26	18	54	3
Commercial	-	4	-	51	4
Agricultural	-	-	-	-	-
Commercial	83	-	19	3	24
Agricultural	-	28	-	-	-
Consumer and other	9	12	20	22	47

Total recoveries	127	120	82	130	78

Net charge-offs (recoveries)	5	(51)	163	(13)	154
Provisions charged to operations	524	1,099	429	786	22

Balance at end of period	$10,507	$9,988	$8,838	$8,572	$7,773

Average loans outstanding	$726,838	$681,824	$527,627	$482,699	$431,368

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	0.00%	-0.01%	0.03%	0.00%	0.04%

Ratio of allowance for loan losses to total loans net of deferred fees	1.38%	1.40%	1.32%	1.50%	1.50%

The allowance for loan losses increased to $10,507,000 at the end of 2016 in comparison to the allowance of $9,988,000 at year end 2015 as a result of provisions of $524,000, offset by net charge offs of $5,000. The provision for loan losses in 2016 was necessary to maintain an adequate allowance for loan loss on the outstanding loan portfolio, as net charge offs were not significant. The increase in the allowance for loan losses was provided due to growth in the Company’s loan portfolios and, to a lesser extent to provide for a specific reserve on impaired loans due primarily to one loan relationship identified in the fourth quarter of 2016. The allowance for loan loss on impaired loans increased $281,000 to $720,000 as of December 31, 2016. The allowance for loan losses increased to $9,988,000 at the end of 2015 in comparison to the allowance of $8,838,000 at year end 2014 as a result of provisions of $1,099,000 and net recoveries of $51,000. The higher provision for loan losses in 2015 as compared to 2014 was due primarily to increased outstanding loans in the construction and commercial real estate portfolios. Credit quality indicators in 2015 such as classified assets and impaired loans have improved while past due loans have risen slightly but remain at a favorable level as compared to peer banks. There was no significant change in the allowance for loan loss on impaired loans. The allowance for loan losses increased to $8,838,000 at the end of 2014 in comparison to the allowance of $8,572,000 at year end 2013 as a result of provisions of $429,000 and net charge-offs of $162,000. The lower provision for loan losses in 2014 as compared to 2013 was due primarily to improved credit quality indicators, excluding the loans acquired as a part of the First Bank Acquisition, such as past due loans, classified assets, impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. This decrease was offset in part by provisions required due to an increase in the loan portfolio. The allowance for loan losses increased to $8,572,000 at the end of 2013 in comparison to the allowance of $7,773,000 at year end 2012 as a result of provisions of $786,000 and net recoveries of $13,000. The higher provision for loan losses in 2013 as compared to 2012 was due primarily to a higher provision required as a result of an increase in the loan portfolio. This increase was offset in part by to improved credit quality indicators such as lower impaired loans, as well as a decrease in the allowance for loan loss on impaired loans.

General reserves for loan categories range from 1.07% to 1.83% of the outstanding loan balances as of December 31, 2016. In general as loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline. The loan provisions recognized in 2016 and 2015 were due primarily to increases in the loan portfolio. The loan provisions recognized in 2014 were due primarily to increases in the loan portfolio, offset in part by lower provisions needed due to improved credit quality indicators, excluding loans acquired as a part of the First Bank Acquisition, impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. The allowance relating to commercial real estate and 1-4 family residential are the largest reserve components. Construction, commercial operating and agricultural operating loans have higher general reserve levels as a percentage than the other loan categories as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch, special mention, substandard and impaired loans and less favorable economic conditions for those portfolios. As of December 31, 2016, commercial real estate loans have general reserves ranging from 1.27% to 1.43%.

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

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. Normally, as the actual or expected level of non-performing loans increase, the specific reserves also increase. As of December 31, 2016, the specific reserve increased to $720,000 from $439,000, as the volume of problem credits increased. As of December 31, 2015, the specific reserve increased to $439,000 from $337,000, though the volume of problem credits decreased slightly. As of December 31, 2014, the specific reserve decreased to $337,000 from $477,000, as the volume of problem credits decreased. As of December 31, 2013, the specific reserve decreased to $477,000 from $702,000, as the volume of problem credits decreased. As of December 31, 2012, the specific reserve decreased to $702,000 from $876,000, as the volume of problem credits decreased. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had the largest impact on the reallocation of the allowance among different parts of the portfolio.

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses.

	2016		2015		2014		2013		2012
(dollars in thousands)
	Amount	% *	Amount	% *	Amount	% *	Amount	% *	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$908	8%	$999	9%	$495	5%	$392	4%	$375	3%
1-4 family residential	1,711	20%	1,806	18%	1,648	18%	1,523	19%	1,433	21%
Commercial	3,960	41%	3,557	36%	3,214	38%	3,230	36%	2,859	35%
Agricultural	861	9%	760	9%	737	10%	686	10%	523	8%
Commercial	1,728	10%	1,371	14%	1,247	14%	1,435	15%	1,461	15%
Agricultural	1,216	10%	1,256	11%	1,312	13%	1,165	14%	945	15%
Consumer and other	123	2%	239	3%	185	2%	141	2%	177	3%

	$10,507	100%	$9,988	100%	$8,838	100%	$8,572	100%	$7,773	100%

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

As of December 31, 2016, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions for December 31, 2016, 2015 and 2014 totaled $61,215,000; $50,999,000; and $55,200,000, respectively. The higher balance of liquid assets at December 31, 2016 primarily relates to an increase in funds at a correspondent bank and the Federal Reserve Bank.

Other sources of liquidity available to the Banks include borrowing capacity with the FHLB of $177,905,000 and federal funds borrowing capacity at correspondent banks of $107,133,000. As of December 31, 2016, the Company had outstanding FHLB advances of $14,500,000, no federal funds purchased, securities sold under agreements to repurchase of $58,337,000 and other borrowings of $13,000,000.

Total investments as of December 31, 2016, were $516,080,000 compared to $537,633,000 as of year-end 2015. As of December 31, 2016 and 2015, the investment portfolio as a percentage of total assets was 38% and 41%, respectively. The investment portfolio provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2016 and 2015 and have pretax net unrealized gains (losses) of $(915,000) and $5,527,000, respectively.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2016, 2015 and 2014 totaled $21,417,000, $22,622,000 and $19,508,000, respectively. The decrease in net cash provided by operating activities in 2016 as compared to 2015 was primarily due to an increase in deferred income taxes. The increase in net cash provided by operating activities in 2015 as compared to 2014 was primarily due to a decrease in deferred income taxes and lower gain on disposal of bank premises and equipment.

Net cash provided by (used in) investing activities for the years ended December 31, 2016, 2015 and 2014 was $(43,470,000), $(34,376,000) and $16,184,000, respectively. The change in net cash provided by (used in) investing activities in 2016 was primarily due to a decrease in proceeds from securities maturities and calls; an increase in interest bearing deposits in financial institutions; and an increase in loans, offset in part by a decrease in securities purchased. The change in net cash provided by (used in) investing activities in 2015 was primarily due to changes in securities available-for-sale and change in cash acquired, net of cash paid for acquired bank offices acquired in the First Bank Acquisition.

Net cash provided by (used in) financing activities for the years ended December 31, 2016, 2015 and 2014 totaled $27,525,000, $12,029,000 and $(36,232,000), respectively. The change in net cash provided by (used in) financing activities in 2016 was due primarily to an increase in deposits. The change in net cash provided by (used in) financing activities in 2015 was due primarily to a change in deposits. As of December 31, 2016, the Company did not have any external debt financing, off balance sheet financing arrangements or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2016, dividends from the Banks amounted to $9,350,000 compared to $8,350,000 in 2015. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated cash and interest bearing deposits totaling $11,181,000 that were available at December 31, 2016 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $164,066,000 as of December 31, 2016 compared to a total of $158,566,000 at the end of 2015. The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2016. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no other known trends in liquidity and cash flow needs as of December 31, 2016, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $165,105,000 at December 31, 2016, from $161,250,000 at December 31, 2015. At December 31, 2016 and 2015, stockholders’ equity as a percentage of total assets was 12.1 % and 12.2%, respectively. The increase in stockholders’ equity was primarily the result of net income, offset in part by lower fair value on the securities available-for-sale as reflected in the decrease in accumulated other comprehensive income, and dividends declared. The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2016.

From time to time, the Company’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. No shares of common stock were repurchased under stock repurchase plans in 2016 and 2015. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Annual Report.

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

●	Adequacy of the allowance for loan losses and changes in the level of nonperforming assets and charge-offs.

●	Changes in the fair value of securities available-for-sale and management’s assessments of other-than-temporary impairment of such securities.

●

The effects of and changes in trade and monetary and fiscal policies and laws, including the changes in assessment rates established by the Federal Deposit Insurance Corporation for its Deposit Insurance Fund and interest rate policies of the Federal Open Market Committee of the Federal Reserve Board.

●	Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability of the Banks to maintain unsecured federal funds lines with correspondent banks.

●	Changes imposed by regulatory agencies to increase capital to a level greater than the level currently required for well-capitalized financial institutions.

●	Inflation and interest rate, securities market and monetary fluctuations.

●	Political instability, acts of war or terrorism and natural disasters.

●	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

●	Revenues being lower than expected.

●	Changes in consumer spending, borrowings and savings habits.

●	Changes in the financial performance and/or condition of the Company’s borrowers.

●	Credit quality deterioration, which could cause an increase in the provision for loan losses.

●	Technological changes and risks related to breaches of data security and cyber-attacks.

●	The ability to increase market share and control expenses.

●	Changes in the competitive environment among financial or bank holding companies and other financial service providers.

●	The effect of changes in laws and regulations with which the Company and the Banks must comply, including developments and changes related to the implementation of the Dodd-Frank Act.

●	Changes in the securities markets.

●

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the FASB and other accounting standard setters, including the International Financial Reporting Standards.

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

These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new facts emerge from time to time. It cannot predict such factors nor can it assess the impact, if any, of such factors on its financial condition or its results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this document.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company’s primary market risk exposure and how that exposure was managed in 2016 changed when compared to 2015.

Based on a simulation modeling analysis performed as of December 31, 2016, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2017

(dollars in thousands)	$ Change	% Change
+300 Basis Points	$(4,623)	-11.57%
+200 Basis Points	(2,942)	-7.36%
+100 Basis Points	(1,404)	-3.52%
-100 Basis Points	(956)	-2.39%

Down 200 and 300 basis points are not presented due to the low interest rate environment.

As shown above, at December 31, 2017, the estimated effect of an immediate 300 basis point increase in interest rates would decrease the Company’s net interest income by 11.57% or approximately $4,623,000 in 2017. In an increasing interest rate environment, the assets are repricing slower than the liabilities, thus a decrease in net interest income. The estimated effect of an immediate 100 basis point decrease in rates would decrease the Company’s net interest income by 2.39% or approximately $956,000 in 2017. In a decreasing interest rate environment, a portion of the liabilities are not repricing downward due to their already historically low rates, thus a decrease in net interest income. The Company’s Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks’ objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2016. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition.

	Less than	Three	One to	Over
	three	months to	five	five	Cumulative
	months	one year	years	years	Total
(dollars in thousands)
Interest earning assets
Interest bearing deposits	$16,557	$3,653	$11,527	$-	$31,737
Investments (1)	3,611	31,305	303,792	177,372	516,080
Loans	127,086	91,005	347,994	196,700	762,785
Loans held for sale	242	-	-	-	242

Total interest - earning assets	$147,496	$125,963	$663,313	$374,072	$1,310,844

Interest bearing liabilities
Interest bearing demand deposits	$310,428	$-	$-	$-	$310,428
Money market and savings deposits	381,852	-	-	-	381,852
Time certificates > $100,000	16,600	34,033	34,084	-	84,717
Time certificates < $100,000	21,092	45,522	53,723	-	120,337
Other borrowed funds (2)	-	1,000	24,500	2,000	27,500

Total interest - bearing liabilities	$729,972	$80,555	$112,307	$2,000	$924,834

Interest sensitivity gap	$(582,476)	$45,408	$551,006	$372,072	$386,010

Cumulative interest sensitivity gap	$(582,476)	$(537,068)	$13,938	$386,010	$386,010

Cumulative interest sensitivity gap as a percent of total assets	-42.63%	-39.30%	1.02%	28.25%

(1)	Investments with maturities over 5 years include the market value of equity securities of $3.0 million
(2)

Includes $14.5 million of advances from the FHLB. Of these advances, $3.0 million are term advances and $11.5 million are callable. The term advances have been categorized based upon their maturity date. The $11.5 million of callable advances were also categorized based upon maturity, because the interest rates on such advances are above current market rates. Includes $13.0 million of term repurchase agreements, of which all are callable. The term repurchase agreements were categorized based upon maturity, because the interest rates on such advances are above current market rates.

As of December 31, 2016, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were a negative 43% and 39%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods. This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company. The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we determined that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2016 has been audited by CliftonLarsonAllen LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, Chief Executive Officer and President

/s/ John P. Nelson
John P. Nelson, Chief Financial Officer and Executive Vice President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ames National Corporation

Ames, Iowa

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ames National Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2017 expressed an unqualified opinion.

West Des Moines, Iowa

March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ames National Corporation

Ames, Iowa

We have audited Ames National Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ames National Corporation’s management is responsible for maintaining effective internal control over the financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Board of Directors and Stockholders

Ames National Corporation

In our opinion, Ames National Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based upon criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ames National Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 13, 2017 expressed an unqualified opinion.

West Des Moines, Iowa

March 13, 2017

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

ASSETS	2016	2015

Cash and due from banks	$29,478,068	$24,005,801
Interest bearing deposits in financial institutions	31,737,259	26,993,091
Securities available-for-sale	516,079,506	537,632,990
Loans receivable, net	752,181,730	701,328,171
Loans held for sale	242,618	539,370
Bank premises and equipment, net	16,049,379	17,007,798
Accrued income receivable	7,768,689	7,565,791
Other real estate owned	545,757	1,249,915
Deferred income taxes	3,485,689	1,276,571
Other intangible assets, net	1,352,812	1,308,731
Goodwill	6,732,216	6,732,216
Other assets	799,306	1,106,698

Total assets	$1,366,453,029	$1,326,747,143

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$212,074,792	$202,542,011
NOW accounts	310,427,812	298,227,493
Savings and money market	381,852,433	354,026,475
Time, $250,000 and over	39,031,663	36,956,653
Other time	166,022,165	182,440,490
Total deposits	1,109,408,865	1,074,193,122

Securities sold under agreements to repurchase	58,337,367	54,289,915
Federal Home Loan Bank (FHLB) advances	14,500,000	18,542,203
Other borrowings	13,000,000	13,000,000
Dividends payable	1,955,292	1,862,183
Accrued expenses and other liabilities	4,146,262	3,609,663
Total liabilities	1,201,347,786	1,165,497,086

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of December 31, 2016 and 2015	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	126,181,376	118,267,767
Accumulated other comprehensive income (loss)	(576,687)	3,481,736
Total stockholders' equity	165,105,243	161,250,057

Total liabilities and stockholders' equity	$1,366,453,029	$1,326,747,143

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Interest income:
Loans, including fees	$32,358,028	$30,780,496	$27,196,859
Securities:
Taxable	5,853,146	6,179,492	7,104,563
Tax-exempt	5,439,908	5,808,011	6,354,147
Interest bearing deposits and federal funds sold	394,957	382,346	308,782
Total interest income	44,046,039	43,150,345	40,964,351

Interest expense:
Deposits	3,073,658	3,019,273	3,385,099
Other borrowed funds	1,061,623	1,165,866	1,162,002
Total interest expense	4,135,281	4,185,139	4,547,101

Net interest income	39,910,758	38,965,206	36,417,250

Provision for loan losses	524,365	1,099,183	429,140

Net interest income after provision for loan losses	39,386,393	37,866,023	35,988,110

Noninterest income:
Wealth management income	2,929,456	2,724,451	2,748,619
Service fees	1,633,178	1,740,740	1,649,169
Securities gains, net	423,601	888,179	1,110,953
Gain on sale of loans held for sale	1,082,347	907,875	704,051
Merchant and card fees	1,405,751	1,378,218	1,189,503
Gain (loss) on disposal of premises and equipment, net	(25,772)	(5,388)	1,239,581
Other noninterest income	638,973	633,118	610,203
Total noninterest income	8,087,534	8,267,193	9,252,079

Noninterest expense:
Salaries and employee benefits	15,687,335	15,231,369	14,129,956
Data processing	3,297,079	3,027,203	2,609,185
Occupancy expenses	1,962,726	1,889,793	1,680,351
FDIC insurance assessments	540,237	680,563	645,997
Professional fees	1,178,924	1,274,298	1,274,111
Business development	1,016,365	1,064,362	1,103,923
Other real estate owned (income) expense, net	(172,628)	613,812	1,502,408
Intangible asset amortization	368,259	421,500	317,333
Other operating expenses, net	1,056,348	1,109,121	1,110,199
Total noninterest expense	24,934,645	25,312,021	24,373,463

Income before income taxes	22,539,282	20,821,195	20,866,726

Provision for income taxes	6,804,506	5,806,544	5,615,519

Net income	$15,734,776	$15,014,651	$15,251,207

Basic and diluted earnings per share	$1.69	$1.61	$1.64

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Net income	$15,734,776	$15,014,651	$15,251,207
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(6,018,340)	(683,696)	7,493,309
Less: reclassification adjustment for gains realized in net income	423,601	888,179	1,110,953
Other comprehensive income (loss) before tax	(6,441,941)	(1,571,875)	6,382,356
Tax expense (benefit) related to other comprehensive income (loss)	(2,383,518)	(581,594)	2,361,471
Other comprehensive income (loss), net of tax	(4,058,423)	(990,281)	4,020,885
Comprehensive income	$11,676,353	$14,024,370	$19,272,092

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2013	$18,865,830	$22,651,222	$102,154,498	$451,132	$(2,016,498)	$142,106,184
Net income	-	-	15,251,207	-	-	15,251,207
Retirement of 122,002 shares of treasury stock	(244,004)	(1,772,494)	-	-	2,016,498	-
Other comprehensive income	-	-	-	4,020,885	-	4,020,885
Cash dividends declared, $0.72 per share	-	-	(6,703,858)	-	-	(6,703,858)
Balance, December 31, 2014	18,621,826	20,878,728	110,701,847	4,472,017	-	154,674,418
Net income	-	-	15,014,651	-	-	15,014,651
Other comprehensive (loss)	-	-	-	(990,281)	-	(990,281)
Cash dividends declared, $0.80 per share	-	-	(7,448,731)	-	-	(7,448,731)
Balance, December 31, 2015	18,621,826	20,878,728	118,267,767	3,481,736	-	161,250,057
Net income	-	-	15,734,776	-	-	15,734,776
Other comprehensive (loss)	-	-	-	(4,058,423)	-	(4,058,423)
Cash dividends declared, $0.84 per share	-	-	(7,821,167)	-	-	(7,821,167)
Balance, December 31, 2016	$18,621,826	$20,878,728	$126,181,376	$(576,687)	$-	$165,105,243

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,734,776	$15,014,651	$15,251,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	524,365	1,099,183	429,140
Provision for off-balance sheet commitments	24,000	7,000	99,000
Amortization of securities available-for-sale, loans and deposits, net	3,065,740	3,404,299	4,038,355
Amortization of intangible assets	368,259	421,500	317,333
Depreciation	1,209,144	1,147,120	892,400
Provision for deferred income taxes	174,400	1,938,200	32,455
Securities gains, net	(423,601)	(888,179)	(1,110,953)
Gain on sales of loans held for sale	(1,082,347)	(907,875)	(704,051)
Proceeds from the sales of loans held for sale	47,700,123	39,670,999	27,714,043
Originations of loans held for sale	(46,321,024)	(38,597,644)	(27,419,224)
Impairment of other real estate owned	28,039	614,687	1,744,366
(Gain) on sale of other real estate owned, net	(218,687)	(100,409)	(95,036)
(Gain) loss on sale and disposal of bank premises and equipment, net	25,772	5,388	(1,239,581)
Change in assets and liabilities:
(Increase) decrease in accrued income receivable	(202,898)	(94,768)	196,982
Decrease in other assets	298,656	109,864	17,711
Increase (decrease) in accrued expenses and other liabilities	512,599	(221,667)	(655,991)
Net cash provided by operating activities	21,417,316	22,622,349	19,508,156

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(78,120,246)	(100,805,716)	(65,944,859)
Proceeds from sale of securities available-for-sale	25,142,516	25,031,910	47,315,935
Proceeds from maturities and calls of securities available-for-sale	65,294,571	75,946,662	69,892,969
Net decrease (increase) in interest bearing deposits in financial institutions	(4,744,168)	4,476,291	(2,116,265)
Net (increase) in federal funds sold	-	-	(6,000)
Net (increase) in loans	(51,414,733)	(41,677,319)	(49,788,756)
Net proceeds from the sale of other real estate owned	1,052,178	4,875,464	265,694
Purchase of bank premises and equipment	(267,761)	(2,196,551)	(1,590,308)
Proceeds from the sale of bank premises and equipment	-	-	1,746,444
Other changes in other real estate owned	-	(26,612)	(19,673)
Purchase of customer list	(412,340)	-	-
Cash acquired, net of cash paid for acquired bank offices	-	-	16,428,981
Net cash provided by (used in) investing activities	(43,469,983)	(34,375,871)	16,184,162

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	35,247,743	22,192,208	(41,474,733)
Increase in securities sold under agreements to repurchase	4,047,452	3,024,904	8,833,070
Proceeds from FHLB and other borrowings	-	4,500,000	10,000,000
Payments on FHLB and other borrowings	(4,042,203)	(10,425,534)	(7,072,789)
Dividends paid	(7,728,058)	(7,262,512)	(6,517,640)
Net cash provided by (used in) financing activities	27,524,934	12,029,066	(36,232,092)

Net increase (decrease) in cash and due from banks	5,472,267	275,544	(539,774)

CASH AND DUE FROM BANKS
Beginning	24,005,801	23,730,257	24,270,031
Ending	$29,478,068	$24,005,801	$23,730,257

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,172,526	$4,464,760	$4,772,793
Income taxes	5,822,394	4,291,621	5,694,894

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$157,372	$74,609	$202,409
Other real real estate owned sale financed by a loan receivable	-	1,897,449	-

Business Combination: (Asset acquired and liabilities assumed at fair value)
Interest bearing deposits in financial institutions acquired	$-	$-	$5,719,000
Securities available-for-sale acquired	-	-	10,602,454
Loans receivable acquired	-	-	44,620,021
Bank premises and equipment acquired	-	-	3,864,900
Accrued interest receivable acquired	-	-	230,332
Other real estate owned acquired	-	-	1,267,720
Other tangible assets acquired	-	-	748,511
Goodwill	-	-	1,131,467
Core deposit intangible asset	-	-	1,018,000
Deposits assumed	-	-	81,962,650
Securities sold under repurchase agreements to repurchase assumed	-	-	2,815,297
Other liabilities assumed	-	-	853,439

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

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the assessment of goodwill impairment and the assessment of other-than-temporary impairment for certain financial instruments.

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

Goodwill and other intangible assets: Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that impairment has occurred. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. The second step, if necessary, measures the amount of impairment.

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At December 31, 2016, the Company management has completed the goodwill impairment analysis and determined goodwill was not impaired based on the fair value of the respective reporting unit.

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

Earnings per share: Basic earnings per share computations for the years ended December 31, 2016, 2015 and 2014, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share (EPS) for the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014
Basic earning per share computation:
Net income	$15,734,776	$15,014,651	$15,251,207
Weighted average common shares outstanding	9,310,913	9,310,913	9,310,913
Basic EPS	$1.69	$1.61	$1.64

Reclassifications:   Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on stockholders’ equity and net income of prior periods.

New and Pending Accounting Pronouncements: In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update includes requiring changes in fair value of equity securities with readily determinable fair value to be recognized in net income and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. Among other items the ASC requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017, and is to be applied on a modified retrospective basis. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact that the guidance will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) . The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

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

The following table summarizes the fair value of the total consideration transferred as a part of the First Bank Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transactions. (in thousands)

Cash consideration transferred	$4,148

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and due from banks	$20,577
Interest bearing deposits in financial institutions	5,719
Securities available-for-sale	10,602
Loans receivable	44,620
Accrued interest receivable	230
Bank premises and equipment	3,865
Other real estate owned	1,268
Core deposit intangible asset	1,018
Other assets	749
Deposits	(81,963)
Securities sold under agreements to repurchase	(2,815)
Accrued interest payable and other liabilities	(854)

Total identifiable net assets (liabilities)	3,016

Goodwill	$1,132

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

Note 3. Concentrations and Restrictions on Cash and Due from Banks and Interest Bearing Deposits in Financial Institutions

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves. The subsidiary banks’ reserve requirements totaled approximately $5,707,000 and $5,797,000 at December 31, 2016 and 2015, respectively.

At December 31, 2016, the Company had approximately $19,409,000 on deposit at various financial institutions. Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 4. Debt and Equity Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2016:
U.S. government treasuries	$4,396	$18	$(46)	$4,368
U.S. government agencies	110,372	540	(703)	110,209
U.S. government mortgage-backed securities	82,279	1,018	(439)	82,858
State and political subdivisions	265,204	1,660	(2,416)	264,448
Corporate bonds	51,731	147	(694)	51,184
Equity securities, other	3,013	-	-	3,013
	$516,995	$3,383	$(4,298)	$516,080

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2015:
U.S. government treasuries	$1,444	$23	$-	$1,467
U.S. government agencies	105,948	797	(300)	106,445
U.S. government mortgage-backed securities	96,373	1,829	(123)	98,079
State and political subdivisions	273,771	4,359	(533)	277,597
Corporate bonds	51,414	226	(751)	50,889
Equity securities, other	3,156	-	-	3,156
	$532,106	$7,234	$(1,707)	$537,633

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2016, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. (in thousands)

	Amortized Cost	Estimated Fair Value

Due in one year or less	$34,772	$34,916
Due after one year through five years	302,483	303,792
Due after five years through ten years	153,088	151,143
Due after ten years	23,639	23,216
	513,982	513,067
Equity securities	3,013	3,013
	$516,995	$516,080

At December 31, 2016 and 2015, securities with a carrying value of approximately $177,234,000 and $188,730,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains, and losses from securities available-for-sale are summarized below (in thousands):

	2016	2015	2014
Proceeds from sales of securities available-for-sale	$25,143	$25,032	$47,316
Gross realized gains on securities available-for-sale	430	911	1,264
Gross realized losses on securities available-for-sale	6	23	153
Tax provision applicable to net realized gains on securities available-for-sale	157	331	414

No other-than-temporary impairments were recognized as a component of income for the years ended December 31, 2016, 2015 and 2014.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016 and 2015, are summarized as follows (in thousands):

2016:	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. government treasuries	$2,893	$(46)	$-	$-	$2,893	$(46)
U.S. government agencies	48,225	(703)	-	-	48,225	(703)
U.S. government mortgage-backed securities	33,753	(439)	-	-	33,753	(439)
State and political subdivisions	125,558	(2,226)	6,512	(190)	132,070	(2,416)
Corporate bonds	35,703	(694)	-	-	35,703	(694)
	$246,132	$(4,108)	$6,512	$(190)	$252,644	$(4,298)

2015:	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Securities available for sale:
U.S. government agencies	$30,245	$(253)	$3,121	$(47)	$33,366	$(300)
U.S. government mortgage-backed securities	22,842	(123)	-	-	22,842	(123)
State and political subdivisions	38,202	(414)	11,096	(119)	49,298	(533)
Corporate bonds	22,091	(249)	14,614	(502)	36,705	(751)
	$113,380	$(1,039)	$28,831	$(668)	$142,211	$(1,707)

At December 31, 2016, debt securities have unrealized losses of $4,298,000. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 5. Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows (in thousands):

	2016	2015

Real estate - construction	$61,042	$66,268
Real estate - 1 to 4 family residential	149,507	127,076
Real estate - commercial	315,702	251,889
Real estate - agricultural	73,032	62,530
Commercial	74,378	102,515
Agricultural	76,994	79,533
Consumer and other	12,130	21,599
	762,785	711,410
Less:
Allowance for loan losses	(10,507)	(9,988)
Deferred loan fees	(96)	(94)
	$752,182	$701,328

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

Summary changes in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014

Balance, beginning	$9,988	$8,838	$8,572
Provision for loan losses	524	1,099	429
Recoveries of loans charged-off	127	120	82
Loans charged-off	(132)	(69)	(245)
Balance, ending	$10,507	$9,988	$8,838

Activity in the allowance for loan losses, on a disaggregated basis, for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

2016:	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total

Balance, beginning	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988
Provision (credit) for loan losses	(121)	(85)	403	101	352	(40)	(86)	524
Recoveries of loans charged-off	30	5	-	-	83	-	9	127
Loans charged-off	-	(15)	-	-	(78)	-	(39)	(132)
Balance, ending	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507

2015:	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total

Balance, beginning	$495	$1,648	$3,214	$737	$1,247	$1,312	$185	$8,838
Provision (credit) for loan losses	454	157	339	23	124	(45)	47	1,099
Recoveries of loans charged-off	50	26	4	-	-	28	12	120
Loans charged-off	-	(25)	-	-	-	(39)	(5)	(69)
Balance, ending	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988

2014:	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total

Balance, beginning	$392	$1,523	$3,230	$686	$1,435	$1,165	$141	$8,572
Provision (credit) for loan losses	78	258	(16)	51	(190)	147	101	429
Recoveries of loans charged-off	25	18	-	-	19	-	20	82
Loans charged-off	-	(151)	-	-	(17)	-	(77)	(245)
Balance, ending	$495	$1,648	$3,214	$737	$1,247	$1,312	$185	$8,838

Allowance for loan losses disaggregated on the basis of the impairment analysis method as of December 31, 2016 and 2015 is as follows (in thousands):

2016:	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Ending balance: Individually evaluated for impairment	$-	$76	$-	$-	$644	$-	$-	$720
Ending balance: Collectively evaluated for impairment	908	1,635	3,960	861	1,084	1,216	123	9,787
Ending balance	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507

2015:	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total
Ending balance: Individually evaluated for impairment	$-	$273	$2	$-	$164	$-	$-	$439
Ending balance: Collectively evaluated for impairment	999	1,533	3,555	760	1,207	1,256	239	9,549
Ending balance	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988

Loans receivable disaggregated on the basis of the impairment analysis method as of December 31, 2016 and 2015 is as follows (in thousands):

2016:	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total

Ending balance: Individually evaluated for impairment	$-	$660	$399	$-	$3,942	$-	$76	$5,077
Ending balance: Collectively evaluated for impairment	61,042	148,847	315,303	73,032	70,436	76,994	12,054	757,708

Ending balance	$61,042	$149,507	$315,702	$73,032	$74,378	$76,994	$12,130	$762,785

2015:	Construction Real Estate	1-4 Family Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Consumer and Other	Total

Ending balance: Individually evaluated for impairment	$-	$1,050	$558	$-	$197	$11	$2	$1,818
Ending balance: Collectively evaluated for impairment	66,268	126,026	251,331	62,530	102,318	79,522	21,597	709,592

Ending balance	$66,268	$127,076	$251,889	$62,530	$102,515	$79,533	$21,599	$711,410

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

The credit risk profile by internally assigned grade, on a disaggregated basis, at December 31, 2016 and 2015 is as follows (in thousands):

2016:	Construction Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Total

Pass	$57,420	$288,107	$51,720	$59,506	$57,415	$514,168
Watch	3,245	22,833	15,251	9,512	18,938	69,779
Special Mention	-	204	4,228	96	75	4,603
Substandard	377	4,159	1,833	1,322	566	8,257
Substandard-Impaired	-	399	-	3,942	-	4,341

	$61,042	$315,702	$73,032	$74,378	$76,994	$601,148

2015:	Construction Real Estate	Commercial Real Estate	Agricultural Real Estate	Commercial	Agricultural	Total

Pass	$60,700	$227,425	$55,503	$91,096	$71,457	$506,181
Watch	4,487	17,523	6,865	8,329	7,156	44,360
Special Mention	-	388	-	224	81	693
Substandard	1,081	5,995	162	2,669	828	10,735
Substandard-Impaired	-	558	-	197	11	766

	$66,268	$251,889	$62,530	$102,515	$79,533	$562,735

The credit risk profile based on payment activity, on a disaggregated basis, at December 31, 2016 and 2015 is as follows (in thousands):

2016:	1-4 Family Residential Real Estate	Consumer and Other	Total

Performing	$148,828	$12,051	$160,879
Non-performing	679	79	758

	$149,507	$12,130	$161,637

2015:	1-4 Family Residential Real Estate	Consumer and Other	Total

Performing	$125,951	$21,597	$147,548
Non-performing	1,125	2	1,127

	$127,076	$21,599	$148,675

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The Company will apply its normal loan review procedures to identify loans that should be evaluated for impairment. The following is a recap of impaired loans, on a disaggregated basis, at December 31, 2016, 2015 and 2014 and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2016, 2015 and 2014 (in thousands):

2016:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$31
Real estate - 1 to 4 family residential	452	473	-	440	1
Real estate - commercial	399	1,025	-	452	26
Real estate - agricultural	-	-	-	-	-
Commercial	2,747	2,672	-	580	-
Agricultural	-	-	-	9	2
Consumer and other	76	81	-	68	6
Total loans with no specific reserve:	3,674	4,251	-	1,549	66

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	208	360	76	572	5
Real estate - commercial	-	-	-	20	-
Real estate - agricultural	-	-	-	-	-
Commercial	1,195	1,286	644	824	1
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total loans with specific reserve:	1,403	1,646	720	1,416	6

Total
Real estate - construction	-	-	-	-	31
Real estate - 1 to 4 family residential	660	833	76	1,012	6
Real estate - commercial	399	1,025	-	472	26
Real estate - agricultural	-	-	-	-	-
Commercial	3,942	3,958	644	1,404	1
Agricultural	-	-	-	9	2
Consumer and other	76	81	-	68	6

	$5,077	$5,897	$720	$2,965	$72

2015:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$-	$31	$-	$97	$129
Real estate - 1 to 4 family residential	296	304	-	188	-
Real estate - commercial	456	1,030	-	554	29
Real estate - agricultural	-	-	-	-	-
Commercial	11	17	-	223	3
Agricultural	11	13	-	13	-
Consumer and other	2	2	-	4	2
Total loans with no specific reserve:	776	1,397	-	1,079	163

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	754	891	273	768	-
Real estate - commercial	102	111	2	135	-
Real estate - agricultural	-	-	-	-	-
Commercial	186	262	164	122	-
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total loans with specific reserve:	1,042	1,264	439	1,025	-

Total
Real estate - construction	-	31	-	97	129
Real estate - 1 to 4 family residential	1,050	1,195	273	956	-
Real estate - commercial	558	1,141	2	689	29
Real estate - agricultural	-	-	-	-	-
Commercial	197	279	164	345	3
Agricultural	11	13	-	13	-
Consumer and other	2	2	-	4	2

	$1,818	$2,661	$439	$2,104	$163

2014:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$195	$346	$-	$408	$152
Real estate - 1 to 4 family residential	24	29	-	188	12
Real estate - commercial	675	1,204	-	389	207
Real estate - agricultural	-	-	-	-	-
Commercial	456	535	-	218	-
Agricultural	19	19	-	19	-
Consumer and other	9	6	-	20	-
Total loans with no specific reserve:	1,378	2,139	-	1,242	371

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	787	903	244	380	-
Real estate - commercial	158	158	33	114	4
Real estate - agricultural	-	-	-	-	-
Commercial	84	84	60	432	78
Agricultural	-	-	-	3	-
Consumer and other	-	-	-	2	-
Total loans with specific reserve:	1,029	1,145	337	931	82

Total
Real estate - construction	195	346	-	408	152
Real estate - 1 to 4 family residential	811	932	244	568	12
Real estate - commercial	833	1,362	33	503	211
Real estate - agricultural	-	-	-	-	-
Commercial	540	619	60	650	78
Agricultural	19	19	-	22	-
Consumer and other	9	6	-	22	-

	$2,407	$3,284	$337	$2,173	$453

The interest foregone on nonaccrual loans for the years ended December 31, 2016, 2015 and 2014 was approximately $272,000, $162,000 and $136,000, respectively.

Nonaccrual loans at December 31, 2016 and 2015 were $5,077,000 and 1,818,000, respectively.

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

For troubled debt restructurings that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible impairment and, as necessary, recognizes impairment through the allowance. The Company did not have any charge offs related to TDRs for the years ended December 31, 2016 and 2015.

The Company had loans meeting the definition of TDR of $3,672,000 as of December 31, 2016, all of which were included as impaired and nonaccrual loans. The Company had loans meeting the definition of TDR of $780,000 as of December 31, 2015, all of which were included as impaired and nonaccrual loans.

The Company’s TDR, on a disaggregated basis, occurring in the years ended December 31 is as follows (dollars in thousands):

	2016			2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	1	149	149	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	11	3,273	3,273	-	-	-
Agricultural	-	-	-	-	-	-
Consumer and other	3	70	70	-	-	-

	15	$3,492	$3,492	-	$-	$-

During the year ended December 31, 2016, the Company granted concessions to three borrowers with fifteen contracts experiencing financial difficulties. The one-to-four family loan was granted delayed payments for a longer than insignificant amount of time. Three commercial operating loans was granted maturities were extended longer than normal and seven commercial operating loans were granted delayed payments for a longer than insignificant amount of time. Three consumer loans were granted maturities longer than normal and interest rates at a below market rate.

During the year ended December 31, 2015, the Company did not grant any concessions to borrowers experiencing financial difficulties.

There were three TDR loans to one borrower that were modified during the year ended December 31, 2016 with a payment default. There were no TDR loans that were modified during the year ended December 31, 2015 with subsequent payment defaults. A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no significant financial impact from specific reserves or from charge-offs for the TDR loans included in the previous table.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2016 and 2015, are as follows (in thousands):

2016:	30-89 Days	90 Days or Greater	Total			90 Days or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$61,042	$61,042	$-
Real estate - 1 to 4 family residential	1,577	35	1,612	147,895	149,507	19
Real estate - commercial	1,420	-	1,420	314,282	315,702	-
Real estate - agricultural	-	-	-	73,032	73,032	-
Commercial	84	747	831	73,547	74,378	-
Agricultural	-	-	-	76,994	76,994	-
Consumer and other	36	3	39	12,091	12,130	3

	$3,117	$785	$3,902	$758,883	$762,785	$22

2015:	30-89 Days	90 Days or Greater	Total			90 Days or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$66,268	$66,268	$-
Real estate - 1 to 4 family residential	1,311	307	1,618	125,458	127,076	75
Real estate - commercial	1,356	-	1,356	250,533	251,889	-
Real estate - agricultural	-	-	-	62,530	62,530	-
Commercial	266	204	470	102,045	102,515	-
Agricultural	-	-	-	79,533	79,533	-
Consumer and other	79	-	79	21,520	21,599	-

	$3,012	$511	$3,523	$707,887	$711,410	$75

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2016, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability. Loan transactions with related parties at December 31, 2016 and 2015 were as follows (in thousands):

	2016	2015

Balance, beginning of year	$9,049	$8,518
New loans	13,218	6,648
Repayments	(11,931)	(7,746)
Change in status	17	1,629
Balance, end of year	$10,353	$9,049

Note 6. Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015

Land	$3,798	$3,798
Buildings and improvements	18,979	18,967
Furniture and equipment	6,379	6,287
	29,156	29,052
Less accumulated depreciation	13,107	12,044
	$16,049	$17,008

Note 7. Other Real Estate Owned

Changes in the other real estate owned for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015

Balance, beginning of year	$1,250	$8,436
Transfer of loans	157	75
Impairment	(28)	(615)
Net proceeds from sale	(1,052)	(6,773)
Gain on sale, net	219	100
Other changes	-	27
Balance, end of year	$546	$1,250

The following table provides the composition of other real estate owned at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015

Construction and land development	$320	$739
1 to 4 family residential houses	226	511

	$546	$1,250

The Company is actively marketing the assets referred to in the table above. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. The assets above are primarily located in the Ames, Iowa area.

Note 8. Goodwill

In conjunction with the 2014 First Bank Acquisition, FNB acquired three bank branches located in West Des Moines and Johnston, Iowa, which resulted in the recognition of $1.1 million of goodwill.  Goodwill recognized in the First Bank Acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of the West Des Moines and Johnston, Iowa branches with FNB.

The goodwill is not amortized but is evaluated for impairment at least annually. For income tax purposes, goodwill is amortized over 15 years.

Note 9. Intangible Assets

In conjunction with the acquisition of wealth management business in 2016, the Company recorded a $412,000 customer list asset. The Company also recorded $1.0 million in core deposit intangible assets as a part of the First Bank acquisition. The following sets forth the carrying amounts and accumulated amortization of intangible assets at December 31, 2016 and 2015 (in thousands):

	2016		2015
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518	$1,563	$2,518	$1,209
Customer list	412	14	-	-
Total	$2,930	$1,577	$2,518	$1,209

The weighted average life of the intangible assets is 3 years as of December 31, 2016 and 2015.

The amortization expense for the intangible assets totaled $368,259, $421,500 and $317,333 for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated remaining amortization expense on intangible assets for the years ending is as follows (in thousands):

2017	$357
2018	310
2019	187
2020	130
2021	130
After	239

$1,353

The following sets for the activity related to intangible assets for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014

Beginning intangibles, net	$1,309	$1,730	$1,029
Acquisition	412	-	1,018
Amortization	(368)	(421)	(317)

Ending intangible asset, net	$1,353	$1,309	$1,730

Note 10. Deposits

At December 31, 2015, the maturities of time deposits are as follows (in thousands):

2017	$117,247
2018	40,303
2019	22,521
2020	13,562
2021	11,421
$205,054

Interest expense on deposits for the years ended December 31, 2016, 2015 and 2014 is summarized as follows (in thousands):

	2016	2015	2014

NOW accounts	$585	$469	$529
Savings and money market	755	674	613
Time deposits	1,734	1,876	2,243
	$3,074	$3,019	$3,385

Deposits held by the Company from related parties at December 31, 2016 and 2015 amounted to approximately $15,570,000 and $14,550,000, respectively.

Note 11. Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of December 31, 2016 and 2015 (in thousands):

	2016			2015
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$1,476	$-	$1,476	$1,467	$-	$1,467
U.S. government agencies	46,557	-	46,557	46,755	-	46,755
U.S. government mortgage-backed securities	30,376	-	30,376	41,657	-	41,657

Total	$78,409	$-	$78,409	$89,879	$-	$89,879

Term repurchase agreements:
U.S. government agencies	$-	$15,068	$15,068	$-	$12,503	$12,503
U.S. government mortgage-backed securities	-	354	354	-	676	676

Total	$-	$15,422	$15,422	$-	$13,179	$13,179

Total pledged collateral	$78,409	$15,422	$93,831	$89,879	$13,179	$103,058

Note 12. Borrowings

Securities sold under repurchase agreements (repurchase agreements) are short-term and are secured by securities available-for-sale.

At December 31, 2016, FHLB advances and other borrowings consisted of the following (in thousands):

		Weighted
		Average
	Amount	Interest Rate	Features

FHLB advances maturing in:

2017	$1,000	1.08%
2018	11,500	2.94%	$11,500,000 callable quarterly in 2017 and thereafter
2020	2,000	1.58%
Total FHLB advances	$14,500	2.62%

Other borrowings maturing in:
2018	$13,000	3.62%	$13,000,000 term repurchase agreements callable quarterly in 2017 and thereafter

Total other borrowings	$13,000	3.62%

Total FHLB and other borrowings	$27,500	3.09%

Borrowed funds at December 31, 2016 included FHLB advances and other borrowings. Other borrowings consist of term repurchase agreements. FHLB advances are collateralized by certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The term repurchase agreements are collateralized with U.S. government agencies and mortgage-backed securities with a carrying and fair value of $15,422,000 at December 31, 2016. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $177,905,000 at December 31, 2016.

Borrowed funds at December 31, 2015 included FHLB advances and term repurchase agreements of $31,542,203. Such borrowings carried a weighted-average interest rate of 2.81% with maturities ranging from 2016 through 2025.

Note 13. Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan. For the years ended December 31, 2016, 2015 and 2014, the Company matched employee contributions up to a maximum of 3% and also contributed an amount equal to 3% of the participating employee’s compensation. For the years ended December 31, 2016, 2015 and 2014, Company contributions to the plan were approximately $722,000, $678,000, and $631,000, respectively. The plan covers substantially all employees.

Note 14. Income Taxes

The components of income tax expense for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Federal:
Current	$5,370	$3,119	$4,568
Deferred	(43)	1,753	17
	5,327	4,872	4,585
State:
Current	1,261	749	1,015
Deferred	217	186	16
	1,478	935	1,031

Income tax expense	$6,805	$5,807	$5,616

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes for the years ended December 31, 2016, 2015 and 2014 as a result of the following (in thousands):

	2016	2015	2014

Income taxes at 35% federal tax rate	$7,889	$7,287	$7,303
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(1,943)	(2,046)	(2,214)
State taxes, net of federal tax benefit	729	506	700
Other	130	60	(173)
Total income tax expense	$6,805	$5,807	$5,616

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015

Deferred tax assets:
Allowance for loan losses	$3,823	$3,599
Net unrealized losses on securities available-for-sale	338	-
Other real estate owned	116	254
Accrued vacation	251	257
State alternative minimum tax carryforward	226	226
Off balance sheet reserve	191	182
Other deferred tax assets	460	418
	5,405	4,936
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	-	(2,045)
Bank premises and equipment	(937)	(1,027)
Goodwill	(736)	(570)
Other deferred tax liabilities	(20)	(17)
	(1,693)	(3,659)

Valuation allowance	(226)	-

Net deferred tax asset	$3,486	$1,277

Income taxes currently payable of approximately $482,000 is included in other liabilities as of December 31, 2016. Income taxes currently receivable of approximately $315,000 is included in other assets as of December 31, 2015.

The Company has approximately $226,000 of state alternative minimum tax (“AMT”) credit carryforwards available to offset future state alternative minimum taxable income.  The Company recorded in 2016 a valuation allowance against the tax effect of the AMT credit carryforwards, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa. The Company is no longer subject to U.S. federal income and state tax examinations for years before 2013.

The Company follows the accounting requirements for uncertain tax positions. Management has determined that the Company has no material uncertain tax positions and no material accrued interest or penalties as of or for the years ended December 31, 2016 and 2015 that would require recognition. The Company had no significant unrecognized tax benefits as of December 31, 2016, that if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months as of December 31, 2016 and 2015.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company’s commitments at December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015

Commitments to extend credit	$164,066	$158,566
Standby letters of credit	5,309	6,100
	$169,375	$164,666

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2016 and 2015, approximately $138,473,000 and $119,573,000 of the commitments to extend credit were fixed interest rates. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

At December 31, 2016 and 2015, the Banks have established liabilities totaling approximately $512,000 and $488,000, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016 and 2015, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2016, the most recent notification from the federal banking regulators categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum common equity, total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management believes there are no conditions or events since that notification that have changed the institution’s category. The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2016 and 2015 are also presented in the table.

	Actual		For Capital Adequacy Purposes *		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2016:
Total capital (to risk- weighted assets):
Consolidated	$170,358	17.2%	$85,241	8.625%	N/A	N/A
Boone Bank & Trust	15,044	17.2	7,534	8.625	$8,735	10.0%
First National Bank	78,322	15.3	44,279	8.625	51,338	10.0
Reliance State Bank	26,095	14.1	15,927	8.625	18,466	10.0
State Bank & Trust	20,170	16.4	10,590	8.625	12,278	10.0
United Bank & Trust	14,897	19.2	6,684	8.625	7,749	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$159,325	16.1%	$65,475	6.625%	N/A	N/A
Boone Bank & Trust	14,132	16.2	5,787	6.625	$6,988	8.0%
First National Bank	72,750	14.2	34,011	6.625	41,070	8.0
Reliance State Bank	24,139	13.1	12,234	6.625	14,773	8.0
State Bank & Trust	18,633	15.2	8,134	6.625	9,822	8.0
United Bank & Trust	14,078	18.2	5,134	6.625	6,199	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$159,325	12.0%	$53,316	4.000%	N/A	N/A
Boone Bank & Trust	14,132	10.2	5,529	4.000	$6,911	5.0%
First National Bank	72,750	10.0	29,077	4.000	36,347	5.0
Reliance State Bank	24,139	11.5	8,374	4.000	10,467	5.0
State Bank & Trust	18,633	11.6	6,449	4.000	8,061	5.0
United Bank & Trust	14,078	12.5	4,523	4.000	5,654	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,325	16.1%	$50,650	5.125%	N/A	N/A
Boone Bank & Trust	14,132	16.2	4,477	5.125	$5,678	6.5%
First National Bank	72,750	14.2	26,311	5.125	33,370	6.5
Reliance State Bank	24,139	13.1	9,464	5.125	12,003	6.5
State Bank & Trust	18,633	15.2	6,292	5.125	7,981	6.5
United Bank & Trust	14,078	18.2	3,972	5.125	5,037	6.5

* These ratios for December 31, 2016 include a capital conservation buffer of 0.625%, except for the Tier 1 capital to average weighted assets ratios.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015:
Total capital (to risk- weighted assets):
Consolidated	$157,926	16.6%	$76,179	8.0%	N/A	N/A
Boone Bank & Trust	14,525	15.5	7,477	8.0	$9,346	10.0%
First National Bank	74,210	15.3	38,859	8.0	48,574	10.0
Reliance State Bank	24,287	13.8	14,101	8.0	17,626	10.0
State Bank & Trust	19,658	16.2	9,729	8.0	12,161	10.0
United Bank & Trust	14,621	20.6	5,693	8.0	7,116	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$147,430	15.5%	$57,134	6.0%	N/A	N/A
Boone Bank & Trust	13,569	14.5	5,608	6.0	$7,477	8.0%
First National Bank	69,157	14.2	29,144	6.0	38,859	8.0
Reliance State Bank	22,491	12.8	10,575	6.0	14,101	8.0
State Bank & Trust	18,135	14.9	7,297	6.0	9,729	8.0
United Bank & Trust	13,858	19.5	4,269	6.0	5,693	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$147,430	11.3%	$52,383	4.0%	N/A	N/A
Boone Bank & Trust	13,569	9.8	5,557	4.0	$6,946	5.0%
First National Bank	69,157	9.9	27,970	4.0	34,963	5.0
Reliance State Bank	22,491	10.7	8,380	4.0	10,476	5.0
State Bank & Trust	18,135	11.5	6,332	4.0	7,915	5.0
United Bank & Trust	13,858	12.5	4,452	4.0	5,565	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$147,430	15.5%	$42,851	4.5%	N/A	N/A
Boone Bank & Trust	13,569	14.5	4,206	4.5	$6,075	6.5%
First National Bank	69,157	14.2	21,858	4.5	31,573	6.5
Reliance State Bank	22,491	12.8	7,932	4.5	11,457	6.5
State Bank & Trust	18,135	14.9	5,473	4.5	7,905	6.5
United Bank & Trust	13,858	19.5	3,202	4.5	4,625	6.5

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2016 and 2015 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2016

U.S. government treasuries	$4,368	$4,368	$-	$-
U.S. government agencies	110,209	-	110,209	-
U.S. government mortgage-backed securities	82,858	-	82,858	-
State and political subdivisions	264,448	-	264,448	-
Corporate bonds	51,184	-	51,184	-
Equity securities, other	3,013	-	3,013	-

	$516,080	$4,368	$511,712	$-

2015

U.S. government treasuries	$1,467	$1,467	$-	$-
U.S. government agencies	106,445	-	106,445	-
U.S. government mortgage-backed securities	98,079	-	98,079	-
State and political subdivisions	277,597	-	277,597	-
Corporate bonds	50,889	-	50,889	-
Equity securities, other	3,156	-	3,156	-

	$537,633	$1,467	$536,166	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2016 and 2015  (in thousands):

Description	Total	Level 1	Level 2	Level 3

2016

Loans	$683	$-	$-	$683
Other real estate owned	546	-	-	546

Total	$1,229	$-	$-	$1,229

2015

Loans	$603	$-	$-	$603
Other real estate owned	1,250	-	-	1,250

Total	$1,853	$-	$-	$1,853

Loans: Loans in the tables above consist of impaired credits held for investment. In accordance with the loan impairment guidance, impairment was measured based on the fair value of collateral less estimated selling costs for collateral dependent loans or the cash flow method for noncollateral dependent loans. Fair value for collateral dependent impaired loans is based upon appraised values adjusted for trends observed in the market. A valuation allowance was recorded for the excess of the loan’s recorded investment over the amounts determined by the collateral value method. This valuation is a component of the allowance for loan losses. The Company considers these fair values level 3.

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

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015 are as follows (in thousands):

	2016
	Fair Value	Valuation	Range of Unobservable	Range
		Techniques	Inputs	(Average)

Impaired Loans	$683	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$546	Appraisal	Appraisal adjustment	6%	-	10% (8%)

	2015
	Fair Value	Valuation	Range of Unobservable	Range
		Techniques	Inputs	(Average)

Impaired Loans	$603	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$1,250	Appraisal	Appraisal adjustment	6%	-	10% (8%)

* Not Meaningful.

Evaluations of the underlying assets are completed for each impaired collateral dependent loan with a specific reserve. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan, thus providing a range would not be meaningful.

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities as of December 31, 2016 and 2015 (in thousands):

		2016		2015
	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	Level 1	$29,478	$29,478	$24,006	$24,006
Interest bearing deposits	Level 1	31,737	31,737	26,993	26,993
Securities available-for-sale	See previous table	516,080	516,080	537,633	537,633
Loans receivable, net	Level 2	752,182	746,580	701,328	702,438
Loans held for sale	Level 2	243	243	539	539
Accrued income receivable	Level 1	7,769	7,769	7,566	7,566
Financial liabilities:
Deposits	Level 2	$1,109,409	$1,110,211	$1,074,193	$1,075,289
Securities sold under agreements to repurchase	Level 1	58,337	58,337	54,290	54,290
FHLB advances	Level 2	14,500	14,681	18,542	19,017
Other borrowings	Level 2	13,000	13,386	13,000	13,807
Accrued interest payable	Level 1	408	408	413	413

Note 18. Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no other significant events or transactions occurring after December 31, 2016, but prior to March 13, 2017, that provided additional evidence about conditions that existed at December 31, 2016. There were no other significant events or transactions that provided evidence about conditions that did not exist at December 31, 2016.

Note 19. Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2016 and 2015, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2016, is as follows (in thousands):

CONDENSED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015

ASSETS

Cash and due from banks	$21	$34
Interest bearing deposits in banks	11,160	8,911
Investment in bank subsidiaries	149,962	147,377
Loans receivable, net	3,190	3,163
Premises and equipment, net	2,960	3,083
Accrued income receivable	10	13
Other real estate owned	320	739
Deferred income taxes	-	64
Other assets	22	113

Total assets	$167,645	$163,497

LIABILITIES

Dividends payable	$1,955	$1,862
Deferred income taxes	193	-
Accrued expenses and other liabilities	392	385

Total liabilities	2,540	2,247

STOCKHOLDERS' EQUITY

Common stock	18,622	18,622
Additional paid-in capital	20,879	20,879
Retained earnings	126,181	118,268
Accumulated other comprehensive income (loss)	(577)	3,481
Total stockholders' equity	165,105	161,250

Total liabilities and stockholders' equity	$167,645	$163,497

CONDENSED STATEMENTS OF INCOME

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Operating income:
Equity in net income of bank subsidiaries	$15,994	$15,083	$14,913
Interest	192	195	207
Dividends	-	28	27
Rental income	415	404	121
Gain on the sale of premises and equipment	-	-	1,257
Gain on sale of other real estate owned	207	-	-
Other income	1,769	1,737	1,525
Securities gains	-	279	-
	18,577	17,726	18,050

Credit for loan losses	(153)	(30)	-

Operating income after credit for loan losses	18,730	17,756	18,050

Operating expenses	2,789	2,776	2,610

Income before income taxes	15,941	14,980	15,440

Income tax expense (benefit)	206	(35)	189

Net income	$15,735	$15,015	$15,251

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,735	$15,015	$15,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	124	131	63
Credit for loan losses	(154)	(30)	-
Provision for deferred income taxes	256	72	420
Securities gains, net	-	(279)	-
Gain on sale of premises and equipment	-	-	(1,257)
Gain on sale of other real estate owned	(207)	-	-
Equity in net income of bank subsidiaries	(15,994)	(15,083)	(14,913)
Dividends received from bank subsidiaries	9,350	8,350	7,600
(Increase) decrease in accrued income receivable	2	(3)	8
(Increase) decrease in other assets	90	129	(142)
Increase in accrued expense and other liabilities	8	5	92
Net cash provided by operating activities	9,210	8,307	7,122

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available-for-sale	-	909	-
(Increase) decrease in interest bearing deposits in banks	(2,248)	(1,296)	758
Decrease in loans	127	119	97
Proceeds from sale of bank premises and equipment	-	-	1,746
Purchase of other real estate owned	-	(739)	-
Proceeds from the sale of other real estate owned	626	-	-
Purchase of bank premises and equipment	-	(33)	(3,200)
Net cash used in investing activities	(1,495)	(1,040)	(599)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(7,728)	(7,263)	(6,518)
Net cash used in financing activities	(7,728)	(7,263)	(6,518)

Net increase (decrease) in cash and cash equivalents	(13)	4	5

CASH AND DUE FROM BANKS
Beginning	34	30	25
Ending	$21	$34	$30

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash receipts for income taxes	$171	$237	$85

Note 20. Selected Quarterly Financial Data (Unaudited)

(in thousands, except earnings per share):

	2016
	March 31	June 30	September 30	December 31

Total interest income	$10,849	$11,006	$11,078	$11,114
Total interest expense	1,013	1,014	1,028	1,080
Net interest income	9,836	9,992	10,050	10,034
Provision for loan losses	192	14	235	84
Net interest income after provision for loan losses	9,644	9,978	9,815	9,950
Noninterest income	2,099	1,925	2,004	2,059
Noninterest expense	6,435	6,121	6,112	6,267
Income before income taxes	5,308	5,782	5,707	5,742
Income tax expense	1,501	1,683	1,903	1,717
Net income	$3,807	$4,099	$3,804	$4,025

Basic and diluted earnings per common share	$0.41	$0.44	$0.41	$0.43

	2015
	March 31	June 30	September 30	December 31

Total interest income	$10,546	$10,859	$10,843	$10,903
Total interest expense	1,101	1,071	1,003	1,010
Net interest income	9,445	9,788	9,840	9,893
Provision for loan losses	77	922	38	63
Net interest income after provision for loan losses	9,368	8,866	9,802	9,830
Noninterest income	1,766	2,407	1,950	2,144
Noninterest expense	6,139	6,692	5,982	6,499
Income before income taxes	4,995	4,581	5,770	5,475
Income tax expense	1,360	1,216	1,670	1,560
Net income	$3,635	$3,365	$4,100	$3,915

Basic and diluted earnings per common share	$0.39	$0.36	$0.44	$0.42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s annual report on internal control over financial reporting is contained in Item 8 of this Annual Report.

The attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting is contained in Item 8 of this Annual Report.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 26, 2017, as filed with the SEC on March 16, 2017 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Lisa M. Eslinger, a director and member of the Audit Committee, qualifies as an "audit committee financial expert" under applicable SEC rules. The Board of Directors has further determined that Ms. Eslinger qualifies as an "independent" director under applicable SEC rules and the corporate governance rules of the NASDAQ stock market. The Board's affirmative determination was based, among other things, upon Ms. Eslinger's experience as Senior Vice President for Finance and Operations for the Iowa State Foundation. Prior to joining the foundation, Ms. Eslinger was a senior manager with KPMG LLP.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     List of Financial Statements and Schedules.

         1. Financial Statements

Reports of CliftonLarsonAllen LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2016 and 2015

Consolidated Statements of Income for the Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years ended December 31, 2016, 2015 and 2014

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

AMES NATIONAL CORPORATION

March 13, 2017	By:	/s/ Thomas H. Pohlman
Thomas H. Pohlman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 13, 2017.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, Chief Executive Officer and President (Principal Executive Officer)

/s/ John P. Nelson
John P. Nelson, Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)

/s/ Betty A. Baudler Horras
Betty A. Baudler Horras, Director

/s/ David W. Benson
David W. Benson, Director

/s/ Lisa M. Eslinger
Lisa M. Eslinger, Director

/s/ Steven D. Forth
Steven D. Forth, Director

/s/ Douglas C. Gustafson, DVM
Douglas C. Gustafson, DVM, Director

/s/ James R. Larson II
James R. Larson II, Director

/s/ Richard O. Parker
Richard O. Parker, Director

/s/ Kevin L. Swartz
Kevin L. Swartz, Director

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No. -----------	Description -------------------------------------------------------------------------------------------

21	-Subsidiaries of the Registrant
23	-Consent of Independent Registered Public Accounting Firm.
31.1	-Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	-Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	-Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	-Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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