Form 10-Q
period 2017-03-31
AMES NATIONAL CORP
filed 2017-05-09
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X _ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer____      Accelerated filer    X          Non-accelerated filer ____      Smaller reporting company ____    Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at April 28, 2017)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS

Cash and due from banks	$24,843,933	$29,478,068
Interest bearing deposits in financial institutions	49,361,944	31,737,259
Securities available-for-sale	516,352,893	516,079,506
Loans receivable, net	759,786,001	752,181,730
Loans held for sale	196,145	242,618
Bank premises and equipment, net	15,901,957	16,049,379
Accrued income receivable	7,270,957	7,768,689
Other real estate owned	542,812	545,757
Deferred income taxes	2,850,082	3,485,689
Intangible assets, net	1,238,290	1,352,812
Goodwill	6,732,216	6,732,216
Other assets	10,228,498	799,306

Total assets	$1,395,305,728	$1,366,453,029

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$202,797,222	$212,074,792
NOW accounts	343,459,201	310,427,812
Savings and money market	396,934,766	381,852,433
Time, $250,000 and over	37,253,819	39,031,663
Other time	161,227,296	166,022,165
Total deposits	1,141,672,304	1,109,408,865

Securities sold under agreements to repurchase	50,373,505	58,337,367
Federal Home Loan Bank (FHLB) advances	14,500,000	14,500,000
Other borrowings	13,000,000	13,000,000
Dividends payable	2,048,401	1,955,292
Accrued expenses and other liabilities	5,584,808	4,146,262
Total liabilities	1,227,179,018	1,201,347,786

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of March 31, 2017 and December 31, 2016	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	127,743,103	126,181,376
Accumulated other comprehensive income (loss) - net unrealized gain (loss) on securities available-for-sale	883,053	(576,687)
Total stockholders' equity	168,126,710	165,105,243

Total liabilities and stockholders' equity	$1,395,305,728	$1,366,453,029

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Interest income:
Loans, including fees	$8,115,685	$7,857,970
Securities:
Taxable	1,512,919	1,495,310
Tax-exempt	1,318,062	1,400,031
Interest bearing deposits and federal funds sold	137,173	95,703
Total interest income	11,083,839	10,849,014

Interest expense:
Deposits	921,430	750,121
Other borrowed funds	279,401	263,370
Total interest expense	1,200,831	1,013,491

Net interest income	9,883,008	9,835,523

Provision for loan losses	397,574	192,014

Net interest income after provision for loan losses	9,485,434	9,643,509

Noninterest income:
Wealth management income	698,932	787,108
Service fees	359,132	397,091
Securities gains, net	365,035	201,693
Gain on sale of loans held for sale	138,012	176,757
Merchant and card fees	315,036	344,073
Other noninterest income	204,471	192,750
Total noninterest income	2,080,618	2,099,472

Noninterest expense:
Salaries and employee benefits	4,045,644	4,051,784
Data processing	823,779	761,132
Occupancy expenses, net	544,030	603,437
FDIC insurance assessments	103,831	163,988
Professional fees	298,145	267,916
Business development	237,741	235,160
Other real estate owned expense (income), net	4,134	(19,616)
Intangible asset amortization	98,802	95,248
Other operating expenses, net	320,618	275,675
Total noninterest expense	6,476,724	6,434,724

Income before income taxes	5,089,328	5,308,257

Provision for income taxes	1,479,200	1,501,166

Net income	$3,610,128	$3,807,091

Basic and diluted earnings per share	$0.39	$0.41

Dividends declared per share	$0.22	$0.21

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net income	$3,610,128	$3,807,091
Other comprehensive income, before tax:
Unrealized gains on securities before tax:
Unrealized holding gains arising during the period	2,682,082	3,963,557
Less: reclassification adjustment for gains realized in net income	365,035	201,693
Other comprehensive income, before tax	2,317,047	3,761,864
Tax effect related to other comprehensive income	(857,307)	(1,391,890)
Other comprehensive income, net of tax	1,459,740	2,369,974
Comprehensive income	$5,069,868	$6,177,065

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

Three Months Ended March 31, 2017 and 2016

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders' Equity

Balance, December 31, 2015	$18,621,826	$20,878,728	$118,267,767	$3,481,736	$161,250,057
Net income	-	-	3,807,091	-	3,807,091
Other comprehensive income	-	-	-	2,369,974	2,369,974
Cash dividends declared, $0.21 per share	-	-	(1,955,292)	-	(1,955,292)
Balance, March 31, 2016	$18,621,826	$20,878,728	$120,119,566	$5,851,710	$165,471,830

Balance, December 31, 2016	$18,621,826	$20,878,728	$126,181,376	$(576,687)	$165,105,243
Net income	-	-	3,610,128	-	3,610,128
Other comprehensive income	-	-	-	1,459,740	1,459,740
Cash dividends declared, $0.22 per share	-	-	(2,048,401)	-	(2,048,401)
Balance, March 31, 2017	$18,621,826	$20,878,728	$127,743,103	$883,053	$168,126,710

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Three Months Ended March 31, 2017 and 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,610,128	$3,807,091
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	397,574	192,014
Provision for off-balance sheet commitments	10,000	20,000
Amortization, net	728,139	760,460
Amortization of intangible asset	98,802	95,248
Depreciation	274,347	291,393
Deferred income taxes	(221,700)	23,700
Securities gains, net	(365,035)	(201,693)
Gain on sales of loans held for sale	(138,012)	(176,757)
Proceeds from loans held for sale	4,617,145	7,151,247
Originations of loans held for sale	(4,432,660)	(6,878,691)
Loss on sale of premises and equipment, net	29,276	-
(Gain) on sale of other real estate owned, net	(7,024)	(25,841)
Change in assets and liabilities:
Decrease in accrued income receivable	497,732	184,662
(Increase) decrease in other assets	(285,212)	129,371
Increase in accrued expenses and other liabilities	1,428,546	969,330
Net cash provided by operating activities	6,242,046	6,341,534

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(18,797,565)	(6,944,567)
Proceeds from sale of securities available-for-sale	1,491,070	12,365,100
Proceeds from maturities and calls of securities available-for-sale	9,804,453	12,090,662
Net (increase) in interest bearing deposits in financial institutions	(17,624,685)	(32,745,919)
Net (increase) decrease in loans	(7,985,518)	5,551,541
Net proceeds from the sale of other real estate owned	26,637	151,372
Purchase of bank premises and equipment, net	(150,578)	(50,381)
Other	15,720	-
Net cash (used in) investing activities	(33,220,466)	(9,582,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	32,263,439	9,670,447
(Decrease) in securities sold under agreements to repurchase	(7,963,862)	(3,910,329)
Payments on FHLB borrowings and other borrowings	-	(3,042,203)
Dividends paid	(1,955,292)	(1,862,183)
Net cash provided by financing activities	22,344,285	855,732

Net (decrease) in cash and due from banks	(4,634,135)	(2,384,926)

CASH AND DUE FROM BANKS
Beginning	29,478,068	24,005,801
Ending	$24,843,933	$21,620,875

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

Three Months Ended March 31, 2017 and 2016

	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash payments for:
Interest	$1,205,110	$1,025,880
Income taxes	75,459	12,000

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$16,668	$-
Proceeds from the sale of securities available-for-sale, recorded in other assets pending settlement	$9,149,603	$-

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.        Significant Accounting Policies

The consolidated financial statements for the three months ended March 31, 2017 and 2016 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At March 31, 2017, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) . The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP. The Company does not expect the guidance to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in this update eliminates the Step 2 from the goodwill impairment test. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment test with a measurement date after January 1, 2017. The Company does not expect the guidance to have a material impact on the Company's consolidated financial statements.

2.        Dividends

On February 8, 2017, the Company declared a cash dividend on its common stock, payable on May 15, 2017 to stockholders of record as of May 1, 2017, equal to $0.22 per share.

3.        Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2017 and 2016 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

4.        Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2016.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2017 and December 31, 2016. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2017

U.S. government treasuries	$4,405	$4,405	$-	$-
U.S. government agencies	109,413	-	109,413	-
U.S. government mortgage-backed securities	81,769	-	81,769	-
State and political subdivisions	261,635	-	261,635	-
Corporate bonds	56,038	-	56,038	-
Equity securities, other	3,093	29	3,064	-

	$516,353	$4,434	$511,919	$-

2016

U.S. government treasuries	$4,368	$4,368	$-	$-
U.S. government agencies	110,209	-	110,209	-
U.S. government mortgage-backed securities	82,858	-	82,858	-
State and political subdivisions	264,448	-	264,448	-
Corporate bonds	51,184	-	51,184	-
Equity securities, other	3,013	-	3,013	-

	$516,080	$4,368	$511,712	$-

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2017.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of March 31, 2017 and December 31, 2016. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2017

Loans receivable	$576	$-	$-	$576
Other real estate owned	543	-	-	543

Total	$1,119	$-	$-	$1,119

2016

Loans receivable	$683	$-	$-	$683
Other real estate owned	546	-	-	546

Total	$1,229	$-	$-	$1,229

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

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer, with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, with any impairment amount recorded as a noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $321,000 as of March 31, 2017 and $331,000 as of December 31, 2016. The Company considers these fair value measurements as level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016 are as follows: (in thousands)

	2017
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$576	Evaluation of collateral	Estimation of value			NM*

Other real estate owned	$543	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2016
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$683	Evaluation of collateral	Estimation of value			NM*

Other real estate owned	$546	Appraisal	Appraisal adjustment	6%	-	10%	(8%)

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

The following disclosures represent financial instruments in which the ending balances at March 31, 2017 and December 31, 2016 are not carried at fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments as described above as of March 31, 2017 and December 31, 2016 are as follows: (in thousands)

		2017		2016
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$24,844	$24,844	$29,478	$29,478
Interest bearing deposits	Level 1	49,362	49,362	31,737	31,737
Securities available-for-sale	See previous table	516,353	516,353	516,080	516,080
Loans receivable, net	Level 2	759,786	751,602	752,182	746,580
Loans held for sale	Level 2	196	196	243	243
Accrued income receivable	Level 1	7,271	7,271	7,769	7,769
Financial liabilities:
Deposits	Level 2	$1,141,672	$1,141,910	$1,109,409	$1,110,211
Securities sold under agreements to repurchase	Level 1	50,373	50,373	58,337	58,337
FHLB advances	Level 2	14,500	14,638	14,500	14,681
Other borrowings	Level 2	13,000	13,306	13,000	13,386
Accrued interest payable	Level 1	404	404	408	408

The methodologies used to determine fair value as of March 31, 2017 did not change from the methodologies described in the December 31, 2016 Annual Financial Statements.

6.        Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of March 31, 2017 and December 31, 2016 are summarized below: (in thousands)

2017:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$4,402	$20	$(17)	$4,405
U.S. government agencies	109,256	595	(438)	109,413
U.S. government mortgage-backed securities	81,195	887	(313)	81,769
State and political subdivisions	260,853	2,109	(1,327)	261,635
Corporate bonds	56,167	253	(382)	56,038
Equity securities, other	3,079	14	-	3,093
	$514,952	$3,878	$(2,477)	$516,353

2016:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$4,396	$18	$(46)	$4,368
U.S. government agencies	110,372	540	(703)	110,209
U.S. government mortgage-backed securities	82,279	1,018	(439)	82,858
State and political subdivisions	265,204	1,660	(2,416)	264,448
Corporate bonds	51,731	147	(694)	51,184
Equity securities, other	3,013	-	-	3,013
	$516,995	$3,383	$(4,298)	$516,080

The proceeds, gains and losses from securities available-for-sale are summarized as follows: (in thousands)

	Three Months Ended
	March 31,
	2017	2016
Proceeds from sales of securities available-for-sale	$10,641	$12,365
Gross realized gains on securities available-for-sale	367	208
Gross realized losses on securities available-for-sale	(2)	(6)
Tax provision applicable to net realized gains on securities available-for-sale	128	71

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of March 31, 2017 and December 31, 2016 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2017:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$2,924	$(17)	$-	$-	$2,924	$(17)
U.S. government agencies	38,542	(438)	-	-	38,542	(438)
U.S. government mortgage-backed securities	25,410	(313)	-	-	25,410	(313)
State and political subdivisions	70,633	(1,143)	7,284	(184)	77,917	(1,327)
Corporate bonds	28,825	(382)	-	-	28,825	(382)
	$166,334	$(2,293)	$7,284	$(184)	$173,618	$(2,477)

	Less than 12 Months		12 Months or More		Total
2016:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$2,893	$(46)	$-	$-	$2,893	$(46)
U.S. government agencies	48,225	(703)	-	-	48,225	(703)
U.S. government mortgage-backed securities	33,753	(439)	-	-	33,753	(439)
State and political subdivisions	125,558	(2,226)	6,512	(190)	132,070	(2,416)
Corporate bonds	35,703	(694)	-	-	35,703	(694)
	$246,132	$(4,108)	$6,512	$(190)	$252,644	$(4,298)

Gross unrealized losses on debt securities totaled $2,477,000 as of March 31, 2017. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.         Loans Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three months ended March 31, 2017 and 2016 is as follows: (in thousands)

	Three Months Ended March 31, 2017
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2016	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507
Provision (credit) for loan losses	24	6	316	37	74	(74)	15	398
Recoveries of loans charged-off	-	2	-	-	1	-	3	6
Loans charged-off	-	-	-	-	-	-	(9)	(9)
Balance, March 31, 2017	$932	$1,719	$4,276	$898	$1,803	$1,142	$132	$10,902

	Three Months Ended March 31, 2016
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2015	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988
Provision for loan losses	(212)	(51)	206	57	105	66	21	192
Recoveries of loans charged-off	-	2	-	-	1	-	1	4
Loans charged-off	-	-	-	-	(77)	-	(5)	(82)
Balance, March 31, 2016	$787	$1,757	$3,763	$817	$1,400	$1,322	$256	$10,102

Allowance for loan losses disaggregated on the basis of impairment analysis method as of March 31, 2017 and December 31, 2016 is as follows: (in thousands)

2017		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$15	$68	$-	$-	$639	$-	$3	$725
Collectively evaluated for impairment	917	1,651	4,276	898	1,164	1,142	129	10,177
Balance March 31, 2017	$932	$1,719	$4,276	$898	$1,803	$1,142	$132	$10,902

2016		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$76	$-	$-	$644	$-	$-	$720
Collectively evaluated for impairment	908	1,635	3,960	861	1,084	1,216	123	9,787
Balance December 31, 2016	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507

Loans receivable disaggregated on the basis of impairment analysis method as of March 31, 2017 and December 31, 2016 is as follows (in thousands):

2017		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$64	$607	$760	$-	$3,852	$-	$77	$5,360
Collectively evaluated for impairment	58,821	147,810	329,930	74,269	73,576	69,723	11,268	765,397

Balance March 31, 2017	$58,885	$148,417	$330,690	$74,269	$77,428	$69,723	$11,345	$770,757

2016		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$660	$399	$-	$3,942	$-	$76	$5,077
Collectively evaluated for impairment	61,042	148,847	315,303	73,032	70,436	76,994	12,054	757,708

Balance December 31, 2016	$61,042	$149,507	$315,702	$73,032	$74,378	$76,994	$12,130	$762,785

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

The following is a recap of impaired loans, on a disaggregated basis, as of March 31, 2017 and December 31, 2016: (in thousands)

	2017			2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	424	447	-	452	473	-
Real estate - commercial	760	1,395	-	399	1,025	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	2,801	2,811	-	2,747	2,672	-
Agricultural	-	-	-	-	-	-
Consumer and other	74	76	-	76	81	-
Total loans with no specific reserve:	4,059	4,729	-	3,674	4,251	-

With an allowance recorded:
Real estate - construction	64	64	15	-	-	-
Real estate - 1 to 4 family residential	183	335	68	208	360	76
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	1,051	1,064	639	1,195	1,286	644
Agricultural	-	-	-	-	-	-
Consumer and other	3	3	3	-	-	-
Total loans with specific reserve:	1,301	1,466	725	1,403	1,646	720

Total
Real estate - construction	64	64	15	-	-	-
Real estate - 1 to 4 family residential	607	782	68	660	833	76
Real estate - commercial	760	1,395	-	399	1,025	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	3,852	3,875	639	3,942	3,958	644
Agricultural	-	-	-	-	-	-
Consumer and other	77	79	3	76	81	-

	$5,360	$6,195	$725	$5,077	$5,897	$720

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016: (in thousands)

	Three Months Ended March 31,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	438	3	395	1
Real estate - commercial	580	-	481	-
Real estate - agricultural	-	-	-	-
Commercial	2,774	-	11	-
Agricultural	-	-	11	-
Consumer and other	75	-	44	-
Total loans with no specific reserve:	3,867	3	942	1

With an allowance recorded:
Real estate - construction	32	-	-	-
Real estate - 1 to 4 family residential	196	-	701	5
Real estate - commercial	-	-	51	-
Real estate - agricultural	-	-	-	-
Commercial	1,123	-	460	-
Agricultural	-	-	-	-
Consumer and other	2	-	-	-
Total loans with specific reserve:	1,353	-	1,212	5

Total
Real estate - construction	32	-	-	-
Real estate - 1 to 4 family residential	634	3	1,096	6
Real estate - commercial	580	-	532	-
Real estate - agricultural	-	-	-	-
Commercial	3,897	-	471	-
Agricultural	-	-	11	-
Consumer and other	77	-	44	-

	$5,220	$3	$2,154	$6

The interest foregone on nonaccrual loans for the three months ended March 31, 2017 and 2016 was approximately $98,000 and $39,000, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $3,662,000 as of March 31, 2017, all of which were included in impaired loans and nonaccrual loans. The Company had TDRs of $3,672,000 as of December 31, 2016, all of which were included in impaired and nonaccrual loans.

The following table sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three months ended March 31, 2017 and 2016: (dollars in thousands)

Three Months Ended March 31,
	2017			2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	3	70	70

	-	$-	$-	3	$70	$70

During the three months ended March 31, 2017, the Company did not grant concessions to any borrowers that were experiencing financial difficulties.

During the three months ended March 31, 2016, the Company granted concessions to borrowers experiencing financial difficulties for three loans. The three consumer loans were extended beyond normal terms at an interest rate below a market interest rate.

The Company considers TDR loans to have payment default when it is past due 60 days or more.

Three TDR loans modified during the twelve months ended March 31, 2017 had payment defaults. No TDR modified during the twelve months ended March 31, 2016 had payment defaults.

There were no charge-offs related to TDRs for the three months ended March 31, 2017 and 2016.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2017 and December 31, 2016, is as follows: (in thousands)

2017		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$64	$-	$64	$58,821	$58,885	$-
Real estate - 1 to 4 family residential	1,097	8	1,105	147,312	148,417	8
Real estate - commercial	1,676	391	2,067	328,623	330,690	-
Real estate - agricultural	-	-	-	74,269	74,269	-
Commercial	288	38	326	77,102	77,428	-
Agricultural	307	-	307	69,416	69,723	-
Consumer and other	24	-	24	11,321	11,345	-

	$3,456	$437	$3,893	$766,864	$770,757	$8

2016		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$61,042	$61,042	$-
Real estate - 1 to 4 family residential	1,577	35	1,612	147,895	149,507	19
Real estate - commercial	1,420	-	1,420	314,282	315,702	-
Real estate - agricultural	-	-	-	73,032	73,032	-
Commercial	84	747	831	73,547	74,378	-
Agricultural	-	-	-	76,994	76,994	-
Consumer and other	36	3	39	12,091	12,130	3

	$3,117	$785	$3,902	$758,883	$762,785	$22

The credit risk profile by internally assigned grade, on a disaggregated basis, as of March 31, 2017 and December 31, 2016 is as follows: (in thousands)

2017	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$55,209	$312,814	$52,236	$61,623	$44,967	$526,849
Watch	3,612	12,348	16,509	10,441	22,679	65,589
Special Mention	-	199	3,285	-	69	3,553
Substandard	-	4,569	2,239	1,512	1,994	10,314
Substandard-Impaired	64	760	-	3,852	14	4,690

	$58,885	$330,690	$74,269	$77,428	$69,723	$610,995

2016	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$57,420	$288,107	$51,720	$59,506	$57,415	$514,168
Watch	3,245	22,833	15,251	9,512	18,938	69,779
Special Mention	-	204	4,228	96	75	4,603
Substandard	377	4,159	1,833	1,322	566	8,257
Substandard-Impaired	-	399	-	3,942	-	4,341

	$61,042	$315,702	$73,032	$74,378	$76,994	$601,148

The credit risk profile based on payment activity, on a disaggregated basis, as of March 31, 2017 and December 31, 2016 is as follows:

2017	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$147,802	$11,269	$159,071
Non-performing	615	76	691

	$148,417	$11,345	$159,762

2016	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$148,828	$12,051	$160,879
Non-performing	679	79	758

	$149,507	$12,130	$161,637

8.        Goodwill

Goodwill is not amortized but is evaluated for impairment at least annually. For income tax purposes, goodwill is amortized over fifteen years.

9.        Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at March 31, 2017 and December 31, 2016: (in thousands)

	2017		2016
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518	$1,643	$2,518	$1,563
Customer list	392	29	412	14

Total	$2,910	$1,672	$2,930	$1,577

The weighted average life of the intangible assets is 3 years as of March 31, 2017 and December 31, 2016.

The following sets forth the activity related to core deposit intangible assets for the three months ended March 31, 2017 and 2016: (in thousands)

	Three Months Ended
	March 31,
	2017	2016

Beginning intangible asset, net	$1,353	$1,309
Adjustment to intangible asset	(17)	-
Amortization	(98)	(95)

Ending intangible asset, net	$1,238	$1,214

Estimated remaining amortization expense on core deposit intangible for the years ending December 31st is as follows: (in thousands)

2017	$260
2018	307
2019	184
2020	127
2021	127
2022	121
2023	112

$1,238

10.      Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of March 31, 2017 and December 31, 2016: (in thousands)

	2017			2016
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$1,481	$-	$1,481	$1,476	$-	$1,476
U.S. government agencies	46,641	-	46,641	46,557	-	46,557
U.S. government mortgage-backed securities	28,358	-	28,358	30,376	-	30,376

Total	$76,480	$-	$76,480	$78,409	$-	$78,409

Term repurchase agreements (Other borrowings):
U.S. government agencies	$-	$15,126	$15,126	$-	$15,068	$15,068
U.S. government mortgage-backed securities	-	331	331	-	354	354

Total	$-	$15,457	$15,457	$-	$15,422	$15,422

Total pledged collateral	$76,480	$15,457	$91,937	$78,409	$15,422	$93,831

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

11.      Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows: (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2017:
Total capital (to risk- weighted assets):
Consolidated	$171,517	17.0%	$93,147	9.25%	N/A	N/A
Boone Bank & Trust	15,116	16.7	8,375	9.25	$9,054	10.0%
First National Bank	79,307	14.8	49,695	9.25	53,724	10.0
Reliance State Bank	26,416	15.5	15,800	9.25	17,081	10.0
State Bank & Trust	20,200	16.4	11,410	9.25	12,335	10.0
United Bank & Trust	14,851	18.5	7,435	9.25	8,038	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$160,080	15.9%	$73,007	7.25%	N/A	N/A
Boone Bank & Trust	14,204	15.7	6,564	7.25	$7,243	8.0%
First National Bank	73,337	13.7	38,950	7.25	42,979	8.0
Reliance State Bank	24,445	14.3	12,384	7.25	13,665	8.0
State Bank & Trust	18,656	15.1	8,943	7.25	9,868	8.0
United Bank & Trust	14,029	17.5	5,828	7.25	6,431	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$160,080	11.7%	$54,575	4.00%	N/A	N/A
Boone Bank & Trust	14,204	10.5	5,404	4.00	$6,756	5.0%
First National Bank	73,337	9.7	30,144	4.00	37,680	5.0
Reliance State Bank	24,445	11.8	8,258	4.00	10,323	5.0
State Bank & Trust	18,656	11.1	6,730	4.00	8,413	5.0
United Bank & Trust	14,029	12.5	4,496	4.00	5,620	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$160,080	15.9%	$57,902	5.75%	N/A	N/A
Boone Bank & Trust	14,204	15.7	5,206	5.75	$5,885	6.5%
First National Bank	73,337	13.7	30,891	5.75	34,920	6.5
Reliance State Bank	24,445	14.3	9,822	5.75	11,103	6.5
State Bank & Trust	18,656	15.1	7,092	5.75	8,017	6.5
United Bank & Trust	14,029	17.5	4,622	5.75	5,225	6.5

* These ratios for March 31, 2017 include a capital conservation buffer of 1.25%, except for the Tier 1 capital to average weighted assets ratios.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2016:
Total capital (to risk- weighted assets):
Consolidated	$170,358	17.2%	$85,241	8.625%	N/A	N/A
Boone Bank & Trust	15,044	17.2	7,534	8.625	$8,735	10.0%
First National Bank	78,322	15.3	44,279	8.625	51,338	10.0
Reliance State Bank	26,095	14.1	15,927	8.625	18,466	10.0
State Bank & Trust	20,170	16.4	10,590	8.625	12,278	10.0
United Bank & Trust	14,897	19.2	6,684	8.625	7,749	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$159,325	16.1%	$65,475	6.625%	N/A	N/A
Boone Bank & Trust	14,132	16.2	5,787	6.625	$6,988	8.0%
First National Bank	72,750	14.2	34,011	6.625	41,070	8.0
Reliance State Bank	24,139	13.1	12,234	6.625	14,773	8.0
State Bank & Trust	18,633	15.2	8,134	6.625	9,822	8.0
United Bank & Trust	14,078	18.2	5,134	6.625	6,199	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$159,325	12.0%	$53,316	4.000%	N/A	N/A
Boone Bank & Trust	14,132	10.2	5,529	4.000	$6,911	5.0%
First National Bank	72,750	10.0	29,077	4.000	36,347	5.0
Reliance State Bank	24,139	11.5	8,374	4.000	10,467	5.0
State Bank & Trust	18,633	11.6	6,449	4.000	8,061	5.0
United Bank & Trust	14,078	12.5	4,523	4.000	5,654	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,325	16.1%	$50,650	5.125%	N/A	N/A
Boone Bank & Trust	14,132	16.2	4,477	5.125	$5,678	6.5%
First National Bank	72,750	14.2	26,311	5.125	33,370	6.5
Reliance State Bank	24,139	13.1	9,464	5.125	12,003	6.5
State Bank & Trust	18,633	15.2	6,292	5.125	7,981	6.5
United Bank & Trust	14,078	18.2	3,972	5.125	5,037	6.5

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

12.      Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after March 31, 2017, but prior to May 9, 2017, that provided additional evidence about conditions that existed at March 31, 2017. There were no other significant events or transactions that provided evidence about conditions that did not exist at March 31, 2017.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. The Banks also offer investment services through a third-party broker-dealer. The Company employs fourteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training and the coordination of management activities, in addition to 204 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $3,610,000, or $0.39 per share, for the three months ended March 31, 2017, compared to net income of $3,807,000, or $0.41 per share, for the three months ended March 31, 2016. Total equity capital as of March 31, 2017 totaled $168.1 million or 12.0% of total assets.

The decrease in quarterly earnings can be primarily attributed to a higher provision for loan losses and increases in interest expense, offset in part by an increase in loan interest income.

Net loan charge-offs totaled $3,000 and $78,000 for the three months ended March 31, 2017 and 2016, respectively. The provision for loan losses totaled $398,000 and $192,000 for the three months ended March 31, 2017 and 2016, respectively.

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

●     Balance Sheet Review

●     Asset Quality Review and Credit Risk Management

●     Liquidity and Capital Resources

●     Forward-Looking Statements and Business Risks

Challenges

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges. These challenges are addressed in the Company’s most recent Annual Report on Form 10-K filed on March 13, 2017.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 5,913 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months
	Ended
	March 31,	Years Ended December 31,
	2017	2016		2015		2014
	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.05%	1.18%	1.04%	1.13%	1.04%	1.21%	1.01%

Return on equity	8.66%	9.38%	9.32%	9.44%	9.31%	10.09%	9.03%

Net interest margin	3.20%	3.36%	3.13%	3.33%	3.07%	3.31%	3.14%

Efficiency ratio	54.14%	51.95%	58.28%	53.59%	59.91%	53.37%	61.88%

Capital ratio	12.16%	12.60%	9.48%	12.00%	9.59%	12.05%	9.46%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.05% and 1.16% for the three months ended March 31, 2017 and 2016, respectively. The decrease in this ratio in 2017 from the previous period is primarily due to an increase in average assets due primarily to loan growth and a decrease in net income associated with an increased provision for loan losses and increases in interest expense, offset in part by an increase in loan interest income.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 8.66% and 9.28% for the three months ended March 31, 2017 and 2016, respectively. The decrease in this ratio in 2017 from the previous period is primarily due to a decrease in net income and an increase in average equity.

●     Net Interest Margin

The net interest margin for the three months ended March 31, 2017 and 2016 was 3.20% and 3.36%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The decrease in this ratio in 2017 is primarily the result of a decrease in the yield on loans and an increase in the interest rates on deposits.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 54.14% and 53.91% for the three months ended March 31, 2017 and 2016, respectively. The efficiency ratio remained nearly unchanged.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.16% as of March 31, 2017 is significantly higher than the industry average as of December 31, 2016.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2016:

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

Full-Year 2016 Earnings Rise to $171.3 Billion

The industry reported $171.3 billion in net income for full-year 2016, $7.9 billion (4.9%) more than the industry earned in 2015. Almost two out of every three banks (65.2%) reported higher earnings in 2016 than in 2015. Only 4.2% of all banks had negative full-year net income. This is the lowest percentage of unprofitable banks for any year since 1995. Net operating revenue was $29 billion (4.2%) higher than in 2015, as net interest income increased by $29.8 billion (6.9%) and total noninterest income declined by $779 million (0.3%). The average net interest margin (NIM) rose to 3.13% from 3.07% in 2015. Total noninterest expenses were only $5.1 billion (1.2%) higher than a year earlier, as itemized litigation charges at a few large banks were $2.95 billion lower than in 2015. Loan-loss provisions totaled $47.8 billion, an increase of $10.7 billion (28.8%) from 2015. The average return on assets for 2016 was 1.04%, unchanged from the full-year average for 2015.

Net Interest Income Growth Lifts Operating Revenues

Net operating revenue totaled $181.8 billion in the fourth quarter, up $7.9 billion (4.6%) from the year before. Net interest income was $8.4 billion (7.6%) higher, while noninterest income declined by $480 million (0.8%). The increase in net interest income was attributable to growth in interest-bearing assets (up 5.2% over the past 12 months) and improvement in the industry’s aggregate NIM, which rose to 3.16%, from 3.12% in fourth quarter 2015. The NIM improvement was not broad-based. A majority of banks (54.3%) reported lower NIMs than the year earlier. The decline in noninterest income was driven by a $950 million drop in income from changes in fair values of financial instruments and a $432 million decline in interchange fees. Both trading income and servicing income rose $1.7 billion (39.8% and 51.4%, respectively) from fourth quarter 2015.

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

Critical Accounting Policies

The discussion contained in this Item 2 and other disclosures included within this report are based, in part, on the Company’s audited December 31, 2016 consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

For further discussion concerning the allowance for loan losses and the process of establishing specific reserves, see the section of the Annual Report on Form 10-K entitled “Asset Quality Review and Credit Risk Management” and “Analysis of the Allowance for Loan Losses”.

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

Goodwill

Goodwill arose in connection with two acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At March 31, 2017, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

Income Statement Review for the Three Months ended March 31, 2017 and 2016

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2017 and 2016:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2017			2016

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$75,103	$814	4.34%	$99,726	$1,103	4.42%
Agricultural	67,383	835	4.95%	74,668	916	4.91%
Real estate	601,798	6,327	4.21%	507,753	5,642	4.44%
Consumer and other	11,619	140	4.83%	22,019	196	3.57%

Total loans (including fees)	755,903	8,116	4.29%	704,166	7,857	4.46%

Investment securities
Taxable	267,419	1,513	2.26%	265,529	1,495	2.25%
Tax-exempt 2	249,353	2,028	3.25%	257,369	2,155	3.35%
Total investment securities	516,772	3,541	2.74%	522,898	3,650	2.79%

Interest bearing deposits with banks and federal funds sold	49,763	137	1.10%	31,750	96	1.21%

Total interest-earning assets	1,322,438	$11,794	3.57%	1,258,814	$11,603	3.69%

Noninterest-earning assets	49,714			54,239

TOTAL ASSETS	$1,372,152			$1,313,053

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2017			2016

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$712,439	$480	0.27%	$652,629	$310	0.19%
Time deposits > $100,000	82,701	209	1.01%	90,306	199	0.88%
Time deposits < $100,000	118,758	233	0.78%	127,918	241	0.75%
Total deposits	913,898	922	0.40%	870,853	750	0.34%
Other borrowed funds	79,035	279	1.41%	80,098	263	1.32%

Total Interest-bearing liabilities	992,934	1,201	0.48%	950,951	1,013	0.43%

Noninterest-bearing liabilities
Demand deposits	204,661			191,189
Other liabilities	7,768			6,745

Stockholders' equity	166,790			164,168

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,372,152			$1,313,053

Net interest income		$10,593	3.20%		$10,588	3.36%

Spread Analysis
Interest income/average assets	$11,794	3.44%		$11,603	3.53%
Interest expense/average assets	$1,201	0.35%		$1,013	0.31%
Net interest income/average assets	$10,593	3.09%		$10,588	3.23%

Net Interest Income

For the three months ended March 31, 2017 and 2016, the Company's net interest margin adjusted for tax exempt income was 3.20% and 3.36%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2017 totaled $9,883,000 compared to $9,835,000 for the three months ended March 31, 2016.

For the three months ended March 31, 2017, interest income increased $235,000, or 2%, when compared to the same period in 2016. The increase from 2016 was primarily attributable to higher average balance of loans, offset in part by lower yields on loans. The higher average balances of loans were due primarily to favorable economic conditions in our market areas. The lower yields on loans were due primarily to the low interest rate environment.

Interest expense increased $187,000, or 18%, for the three months ended March 31, 2017 when compared to the same period in 2016. The higher interest expense for the period is primarily attributable to higher rates on core deposits due to competitive pressures.

Provision for Loan Losses

The Company’s provision for loan losses was $398,000 and $192,000 for the three months ended March 31, 2017 and 2016, respectively. Net loan charge-offs were $3,000 and $78,000 for the three months ended March 31, 2017 and 2016, respectively. The increase in the provision for loan losses was due primarily to the growth in the loan portfolio. However, the Iowa agricultural economy remains weak as a result of the current low grain prices; however, favorable crop yields provided better than break even cash flows in 2016 even with low crop prices for most of the Company’s farm customers

Noninterest Income and Expense

Noninterest income decreased $19,000 for the three months ended March 31, 2017 compared to the same period in 2016. The decrease in noninterest income is primarily due to lower wealth management income and to a lesser extent lower gains on the sale of loans, service fees, and merchant and card fees, offset in part by higher security gains. The lower wealth management income was primarily due to lower one time estate fees, offset in part by increases in assets under management. The decline in the gain on sale of loans was due to lower loan volume driven by lower refinance activity in central Iowa. Exclusive of realized securities gains, noninterest income was 10% lower in the first quarter of 2017 compared to the same period in 2016.

Noninterest expense increased $42,000 or 1% for the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of increases in data processing costs, professional fees and other expenses, offset in part by decreases in FDIC insurance assessments and building occupancy costs. Data processing increases was due to increasing technology costs. The increase in other expenses was due to higher deposit account costs. The lower FDIC insurance assessment is due to lower assessment rates. The lower building occupancy costs are due to lower property taxes and lower utility costs due to a milder winter. The efficiency ratio was 54.14% for the first quarter of 2017 as compared to 53.91% in 2016.

Income Taxes

The provision for income taxes expense for the three months ended March 31, 2017 and 2016 was $1,479,000 and $1,501,000, respectively, representing an effective tax rate of 29% and 28%, respectively. The increase is the effective tax rate is primarily due to a decrease in tax-exempt interest income.

Balance Sheet Review

As of March 31, 2017, total assets were $1,395,306,000, a $28,853,000 increase compared to December 31, 2016. The increase in assets was due primarily to an increase in interest bearing deposits, loans and other assets.

Investment Portfolio

The investment portfolio totaled $516,353,000 as of March 31, 2017, an increase of $273,000 from the December 31, 2016 balance of $516,080,000. The increase in the investment portfolio was primarily due purchases of corporate bonds offset in part by sales, calls and maturities of state and political subdivision.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of March 31, 2017, gross unrealized losses of $2,477,000, are considered to be temporary in nature due to the interest rate environment of 2017 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At March 31, 2017, the Company’s investment securities portfolio included securities issued by 272 government municipalities and agencies located within 25 states with a fair value of $261.6 million. At December 31, 2016, the Company’s investment securities portfolio included securities issued by 286 government municipalities and agencies located within 25 states with a fair value of $264.4 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of March 31, 2017 was $5.1 million (approximately 1.9 % of the fair value of the governmental municipalities and agencies) represented by the Dubuque, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of March 31, 2017 and December 31, 2016 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2017		2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$71,226	$71,004	$75,142	$74,408
Texas	11,057	11,136	11,091	11,065
Pennsylvania	8,725	8,716	8,728	8,654
Washington	7,193	7,018	7,221	6,957
Other (2017: 17 states; 2016: 17 states)	25,162	25,507	28,064	28,258

Total general obligation bonds	$123,363	$123,381	$130,246	$129,342

Revenue bonds:
Iowa	$129,301	$130,063	$126,750	$126,964
Other (2017: 7 states; 2016: 9 states)	8,189	8,191	8,208	8,142

Total revenue bonds	$137,490	$138,254	$134,958	$135,106

Total obligations of states and political subdivisions	$260,853	$261,635	$265,204	$264,448

As of March 31, 2017 and December 31, 2016, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 8 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2017		2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$76,173	$77,040	$77,586	$78,085
Water	14,095	14,019	11,283	11,296
College and universities, primarily dormitory revenues	11,279	11,341	14,105	13,907
Leases	9,091	9,027	9,106	8,960
Electric	8,440	8,505	8,446	8,459
Other	18,412	18,322	14,432	14,399

Total revenue bonds by revenue source	$137,490	$138,254	$134,958	$135,106

Loan Portfolio

The loan portfolio, net of the allowance for loan losses of $10,902,000, totaled $759,786,000 as of March 31, 2017, an increase of $7,604,000, or 1%, from the December 31, 2016 balance of $752,182,000. The increase in the loan portfolio is primarily due to steady loan demand for most of our affiliate banks. The Company’s expansion into the Des Moines metro market was a significant factor in obtaining this growth.

Other Assets

Other assets totaled $10,228,000 as of March 31, 2017, an increase of $9,429,000 from the December 31, 2016 balance of $799,000. The increase was due primarily to receivables from two brokers related to the sale of securities available-for-sale.

Deposits

Deposits totaled $1,141,672,000 as of March 31, 2017, an increase of $32,263,000, or 3%, from the December 31, 2016 balance of $1,109,409,000. The increase in deposits was primarily due to increases in NOW, savings and money market account balances.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $50,374,000 as of March 31, 2017, a decrease of $7,963,000, or 14%, from the December 31, 2016 balance of $58,337,000 associated with one commercial account.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2016.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2017 totaled $759,786,000 compared to $752,182,000 as of December 31, 2016. Net loans comprise 54.5% of total assets as of March 31, 2017. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.70% at March 31, 2017, as compared to 0.67% at December 31, 2016 and 0.35% at March 31, 2016. The Company’s level of problem loans as a percentage of total loans at March 31, 2017 of 0.70% is lower than the Company’s peer group (328 bank holding companies with assets of $1 billion to $3 billion) of 0.79% as of December 31, 2016.

Impaired loans, net of specific reserves, totaled $4,635,000 as of March 31, 2017 and have increased $278,000 as compared to the impaired loans of $4,357,000 as of December 31, 2016.

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

The Company had TDRs of $3,662,000 as of March 31, 2017, all of which were included in impaired loans and on nonaccrual status. The Company had TDRs of $3,672,000 as of December 31, 2016, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. The Company had no charge-off related to TDRs for the three months ended March 31, 2017 and 2016.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. As of March 31, 2017, non-accrual loans totaled $5,358,000 and there were a $8,000 loan past due 90 days and still accruing. This compares to non-accrual loans of $5,077,000 and loans past due 90 days and still accruing totaled $22,000 as of December 31, 2016. Other real estate owned totaled $543,000 as of March 31, 2017 and $546,000 as of December 31, 2016.

The agricultural real estate and agricultural operating loan portfolio classifications remain in a weakened position. The watch and special mention loans in these categories are $42,542,000 as of March 31, 2017 as compared to $38,492,000 as of December 31, 2016. The substandard loans in these categories are $4,233,000 as of March 31, 2017 as compared to $2,399,000 as of December 31, 2016. The increase in these categories is primarily due to low grain prices, mitigated by favorable yields.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2017 was 1.41%, as compared to 1.38% at December 31, 2016. The allowance for loan losses totaled $10,902,000 and $10,507,000 as of March 31, 2017 and December 31, 2016, respectively. Net charge-offs of loans totaled $3,000 for the three months ended March 31, 2017 as compared to net charge-offs of loans of $78,000 for the three months ended March 31, 2016.

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

As of March 31, 2017, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of March 31, 2017 and December 31, 2016 totaled $74,206,000 and $61,215,000, respectively, and provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of March 31, 2017 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $189,281,000, with $14,500,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $109,319,000, with no outstanding federal fund purchase balances as of March 31, 2017. The Company had securities sold under agreements to repurchase totaling $50,374,000 and term repurchase agreements of $13,000,000 as of March 31, 2017.

Total investments as of March 31, 2017 were $516,353,000 compared to $516,080,000 as of December 31, 2016. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2017.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2017 totaled $6,242,000 and was comparable to the $6,342,000 for the three months ended March 31, 2016.

Net cash used in investing activities for the three months ended March 31, 2017 was $33,220,000 compared to $9,582,000 for the three months ended March 31, 2016. The increase of $23,638,000 in cash used in investing activities was primarily due to a higher level of purchases of securities available-for-sale of $18,798,000 in 2017 compared to $6,945,000 in 2016; lower levels of proceeds from the sale of securities available-for-sale of $1,491,000 in 2017 compared to $12,365,000 in 2016; and a net increase in the loan portfolio, offset by a decrease in the change in interest bearing deposits.

Net cash provided by financing activities for the three months ended March 31, 2017 totaled $22,344,000 compared to $856,000 for the three months ended March 31, 2016. The change of $21,488,000 in net cash provided by financing activities was primarily due to an increase in deposits in 2017 of $32,263,000 as compared to an increase in deposits of $9,670,000 in 2016. As of March 31, 2017, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $2,600,000 and $2,150,000 for the three months ended March 31, 2017 and 2016, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.22 per share in 2017 from $0.21 per share in 2016.

The Company, on an unconsolidated basis, has interest bearing deposits totaling $12,281,000 as of March 31, 2017 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of March 31, 2017 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2017 totaled $168,127,000 and was $3,022,000 higher than the $165,105,000 recorded as of December 31, 2016. The increase in stockholders’ equity was primarily due to net income and an increase in accumulated other comprehensive income, reduced by dividends declared. The increase in other comprehensive income is created by 2017 market interest rates trending lower, which resulted in higher fair values in the securities available-for-sale portfolio. At March 31, 2017 and December 31, 2016, stockholders’ equity as a percentage of total assets was 12.05% and 12.08%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of March 31, 2017.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2017 changed significantly when compared to 2016.

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

 Not applicable

Item 1.A.     Risk Factors

 None.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2016, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of March 31, 2017, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2017.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2017 to January 31, 2017	-	$-	-	100,000

February 1, 2017 to February 28, 2017	-	$-	-	100,000

March 1, 2017 to March 31, 2017	-	$-	-	100,000

Total	-		-

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

AMES NATIONAL CORPORATION

DATE: May 9, 2017	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, Chief Executive Officer and President

	By:	/s/ John P. Nelson

John P. Nelson, Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
-----------	-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)   These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.