Form 10-Q
period 2017-06-30
AMES NATIONAL CORP
filed 2017-08-08
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____     No     X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at July 28, 2017)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
ASSETS	2017	2016

Cash and due from banks	$19,573,969	$29,478,068
Interest bearing deposits in financial institutions	28,126,299	31,737,259
Securities available-for-sale	518,914,246	516,079,506
Loans receivable, net	768,208,213	752,181,730
Loans held for sale	543,683	242,618
Bank premises and equipment, net	15,845,997	16,049,379
Accrued income receivable	7,413,393	7,768,689
Other real estate owned	425,359	545,757
Deferred income taxes	1,713,812	3,485,689
Intangible assets, net	1,212,470	1,352,812
Goodwill	6,732,216	6,732,216
Other assets	915,960	799,306

Total assets	$1,369,625,617	$1,366,453,029

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$202,864,782	$212,074,792
NOW accounts	332,846,478	310,427,812
Savings and money market	393,254,840	381,852,433
Time, $250,000 and over	37,291,573	39,031,663
Other time	160,513,103	166,022,165
Total deposits	1,126,770,776	1,109,408,865

Securities sold under agreements to repurchase	38,683,268	58,337,367
Federal Home Loan Bank (FHLB) advances	13,500,000	14,500,000
Other borrowings	13,000,000	13,000,000
Dividends payable	2,048,401	1,955,292
Accrued expenses and other liabilities	3,979,793	4,146,262
Total liabilities	1,197,982,238	1,201,347,786

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of June 30, 2017 and December 31, 2016	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	129,167,032	126,181,376
Accumulated other comprehensive income (loss) - net unrealized gain (loss) on securities available-for-sale	2,975,793	(576,687)
Total stockholders' equity	171,643,379	165,105,243

Total liabilities and stockholders' equity	$1,369,625,617	$1,366,453,029

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Interest income:
Loans, including fees	$8,499,729	$8,030,602	$16,615,414	$15,888,572
Securities:
Taxable	1,566,707	1,471,926	3,079,626	2,967,236
Tax-exempt	1,290,808	1,388,791	2,608,870	2,788,822
Interest bearing deposits and federal funds sold	113,353	114,353	250,526	210,056
Total interest income	11,470,597	11,005,672	22,554,436	21,854,686

Interest expense:
Deposits	1,113,389	755,377	2,034,819	1,505,498
Other borrowed funds	291,343	258,339	570,744	521,709
Total interest expense	1,404,732	1,013,716	2,605,563	2,027,207

Net interest income	10,065,865	9,991,956	19,948,873	19,827,479

Provision for loan losses	766,769	14,070	1,164,343	206,084

Net interest income after provision for loan losses	9,299,096	9,977,886	18,784,530	19,621,395

Noninterest income:
Wealth management income	734,375	738,213	1,433,307	1,525,321
Service fees	365,753	404,614	724,885	801,705
Securities gains, net	95,644	29,500	460,679	231,193
Gain on sale of loans held for sale	226,530	257,254	364,542	434,011
Merchant and card fees	353,479	356,817	668,515	700,890
Other noninterest income	249,367	139,235	453,838	331,985
Total noninterest income	2,025,148	1,925,633	4,105,766	4,025,105

Noninterest expense:
Salaries and employee benefits	3,986,327	3,854,417	8,031,971	7,906,201
Data processing	850,133	780,732	1,673,912	1,541,864
Occupancy expenses, net	475,556	407,989	1,019,586	1,011,426
FDIC insurance assessments	111,140	161,531	214,971	325,519
Professional fees	313,528	325,085	611,673	593,001
Business development	222,720	220,956	460,461	456,116
Other real estate owned expense (income), net	(3,330)	23,225	804	3,609
Intangible asset amortization	92,174	91,466	190,976	186,714
Other operating expenses, net	351,166	255,286	671,784	530,961
Total noninterest expense	6,399,414	6,120,687	12,876,138	12,555,411

Income before income taxes	4,924,830	5,782,832	10,014,158	11,091,089

Provision for income taxes	1,452,500	1,683,451	2,931,700	3,184,617

Net income	$3,472,330	$4,099,381	$7,082,458	$7,906,472

Basic and diluted earnings per share	$0.37	$0.44	$0.76	$0.85

Dividends declared per share	$0.22	$0.21	$0.44	$0.42

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$3,472,330	$4,099,381	$7,082,458	$7,906,472
Other comprehensive income, before tax:
Unrealized gains on securities before tax:
Unrealized holding gains arising during the period	3,417,455	3,952,639	6,099,537	7,916,196
Less: reclassification adjustment for gains realized in net income	95,644	29,500	460,679	231,193
Other comprehensive income, before tax	3,321,811	3,923,139	5,638,858	7,685,003
Tax effect related to other comprehensive income	(1,229,071)	(1,451,561)	(2,086,378)	(2,843,451)
Other comprehensive income, net of tax	2,092,740	2,471,578	3,552,480	4,841,552
Comprehensive income	$5,565,070	$6,570,959	$10,634,938	$12,748,024

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

Six Months Ended June 30, 2017 and 2016

	Common Stock	Additional Paid- in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders' Equity

Balance, December 31, 2015	$18,621,826	$20,878,728	$118,267,767	$3,481,736	$161,250,057
Net income	-	-	7,906,472	-	7,906,472
Other comprehensive income	-	-	-	4,841,552	4,841,552
Cash dividends declared, $0.42 per share	-	-	(3,910,584)	-	(3,910,584)
Balance, June 30, 2016	$18,621,826	$20,878,728	$122,263,655	$8,323,288	$170,087,497

Balance, December 31, 2016	$18,621,826	$20,878,728	$126,181,376	$(576,687)	$165,105,243
Net income	-	-	7,082,458	-	7,082,458
Other comprehensive income	-	-	-	3,552,480	3,552,480
Cash dividends declared, $0.44 per share	-	-	(4,096,802)	-	(4,096,802)
Balance, June 30, 2017	$18,621,826	$20,878,728	$129,167,032	$2,975,793	$171,643,379

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Six Months Ended June 30, 2017 and 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,082,458	$7,906,472
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,164,343	206,084
Provision for off-balance sheet commitments	10,000	32,000
Amortization, net	1,423,539	1,533,920
Amortization of intangible asset	190,976	186,714
Depreciation	567,889	572,632
Deferred income taxes	(314,501)	(68,500)
Securities gains, net	(460,679)	(231,193)
Gain on sales of loans held for sale	(364,542)	(434,011)
Proceeds from loans held for sale	14,927,797	19,147,297
Originations of loans held for sale	(14,864,320)	(19,819,006)
Loss on sale of premises and equipment, net	31,557	-
(Gain) on sale of other real estate owned, net	(11,573)	(4,642)
Change in assets and liabilities:
Decrease in accrued income receivable	355,296	181,262
(Increase) decrease in other assets	(127,899)	62,076
Increase (decrease) in accrued expenses and other liabilities	(176,469)	594,883
Net cash provided by operating activities	9,433,872	9,865,988

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(45,014,269)	(36,400,109)
Proceeds from sale of securities available-for-sale	10,823,579	12,886,350
Proceeds from maturities and calls of securities available-for-sale	35,966,958	38,639,280
Net (increase) decrease in interest bearing deposits in financial institutions	3,610,960	(4,242,204)
Net (increase) in loans	(17,142,504)	(11,748,177)
Net proceeds from the sale of other real estate owned	148,639	200,634
Purchase of bank premises and equipment, net	(384,819)	(152,490)
Other	(50,634)	-
Net cash (used in) investing activities	(12,042,090)	(816,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	17,361,911	(8,810,492)
(Decrease) in securities sold under agreements to repurchase	(19,654,099)	(11,385,259)
Payments on FHLB borrowings and other borrowings	(1,000,000)	(1,542,203)
Proceeds from short-term FHLB borrowings, net	-	12,800,000
Dividends paid	(4,003,693)	(3,817,475)
Net cash (used in) by financing activities	(7,295,881)	(12,755,429)

Net (decrease) in cash and due from banks	(9,904,099)	(3,706,157)

CASH AND DUE FROM BANKS
Beginning	29,478,068	24,005,801
Ending	$19,573,969	$20,299,644

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

Six Months Ended June 30, 2017 and 2016

	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,595,215	$2,054,551
Income taxes	3,468,613	2,524,913

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$16,668	$-

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.       Significant Accounting Policies

The consolidated financial statements for the six months ended June 30, 2017 and 2016 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At June 30, 2017, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) . The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP. Based upon management’s revenue recognition analysis, the Company does not expect the guidance to have a material impact on the Company's consolidated financial statements.

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

2.         Dividends

On May 10, 2017, the Company declared a cash dividend on its common stock, payable on August 15, 2017 to stockholders of record as of August 1, 2017, equal to $0.22 per share.

3.    Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and six months ended June 30, 2017 and 2016 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2017 and December 31, 2016. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2017

U.S. government treasuries	$4,448	$4,448	$-	$-
U.S. government agencies	112,922	-	112,922	-
U.S. government mortgage-backed securities	85,898	-	85,898	-
State and political subdivisions	251,644	-	251,644	-
Corporate bonds	60,945	-	60,945	-
Equity securities, other	3,057	30	3,027	-

	$518,914	$4,478	$514,436	$-

2016

U.S. government treasuries	$4,368	$4,368	$-	$-
U.S. government agencies	110,209	-	110,209	-
U.S. government mortgage-backed securities	82,858	-	82,858	-
State and political subdivisions	264,448	-	264,448	-
Corporate bonds	51,184	-	51,184	-
Equity securities, other	3,013	-	3,013	-

	$516,080	$4,368	$511,712	$-

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended June 30, 2017.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of June 30, 2017 and December 31, 2016. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2017

Loans receivable	$2,645	$-	$-	$2,645
Other real estate owned	425	-	-	425

Total	$3,070	$-	$-	$3,070

2016

Loans receivable	$683	$-	$-	$683
Other real estate owned	546	-	-	546

Total	$1,229	$-	$-	$1,229

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

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer, with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, with any impairment amount recorded as a noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $321,000 as of June 30, 2017 and $331,000 as of December 31, 2016. The Company considers these fair value measurements as level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 are as follows: (in thousands)

	2017
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$2,645	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$425	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2016
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$683	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$546	Appraisal	Appraisal adjustment	6%	-	10%	(8%)

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

The following disclosures represent financial instruments in which the ending balances at June 30, 2017 and December 31, 2016 are not carried at fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments as described above as of June 30, 2017 and December 31, 2016 are as follows: (in thousands)

		2017		2016
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$19,574	$19,574	$29,478	$29,478
Interest bearing deposits	Level 1	28,126	28,126	31,737	31,737
Securities available-for-sale	See previous table	518,914	518,914	516,080	516,080
Loans receivable, net	Level 2	768,208	757,915	752,182	746,580
Loans held for sale	Level 2	544	544	243	243
Accrued income receivable	Level 1	7,413	7,413	7,769	7,769
Financial liabilities:
Deposits	Level 2	$1,126,771	$1,127,257	$1,109,409	$1,110,211
Securities sold under agreements to repurchase	Level 1	38,683	38,683	58,337	58,337
FHLB advances	Level 2	13,500	13,588	14,500	14,681
Other borrowings	Level 2	13,000	13,222	13,000	13,386
Accrued interest payable	Level 1	418	418	408	408

The methodologies used to determine fair value as of June 30, 2017 did not change from the methodologies described in the December 31, 2016 Annual Financial Statements.

6.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of June 30, 2017 and December 31, 2016 are summarized below: (in thousands)

2017:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$4,407	$41	$-	$4,448
U.S. government agencies	112,193	889	(160)	112,922
U.S. government mortgage-backed securities	84,943	1,084	(129)	85,898
State and political subdivisions	249,067	2,984	(407)	251,644
Corporate bonds	60,539	555	(149)	60,945
Equity securities, other	3,042	15	-	3,057
	$514,191	$5,568	$(845)	$518,914

2016:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$4,396	$18	$(46)	$4,368
U.S. government agencies	110,372	540	(703)	110,209
U.S. government mortgage-backed securities	82,279	1,018	(439)	82,858
State and political subdivisions	265,204	1,660	(2,416)	264,448
Corporate bonds	51,731	147	(694)	51,184
Equity securities, other	3,013	-	-	3,013
	$516,995	$3,383	$(4,298)	$516,080

The proceeds, gains and losses from securities available-for-sale are summarized as follows: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Proceeds from sales of securities available-for-sale	$183	$521	$10,824	$12,886
Gross realized gains on securities available-for-sale	96	29	463	237
Gross realized losses on securities available-for-sale	-	-	(2)	(6)
Tax provision applicable to net realized gains on securities available-for-sale	33	10	161	81

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of June 30, 2017 and December 31, 2016 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2017:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$26,095	$(105)	$3,949	$(55)	$30,044	$(160)
U.S. government mortgage-backed securities	15,178	(129)	-	-	15,178	(129)
State and political subdivisions	42,933	(243)	5,249	(164)	48,182	(407)
Corporate bonds	19,027	(133)	514	(16)	19,541	(149)
	$103,233	$(610)	$9,712	$(235)	$112,945	$(845)

	Less than 12 Months		12 Months or More		Total
2016:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$2,893	$(46)	$-	$-	$2,893	$(46)
U.S. government agencies	48,225	(703)	-	-	48,225	(703)
U.S. government mortgage-backed securities	33,753	(439)	-	-	33,753	(439)
State and political subdivisions	125,558	(2,226)	6,512	(190)	132,070	(2,416)
Corporate bonds	35,703	(694)	-	-	35,703	(694)
	$246,132	$(4,108)	$6,512	$(190)	$252,644	$(4,298)

Gross unrealized losses on debt securities totaled $845,000 as of June 30, 2017. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.	Loans Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and six months ended June 30, 2017 and 2016 is as follows: (in thousands)

	Three Months Ended June 30, 2017
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2017	$932	$1,719	$4,276	$898	$1,803	$1,142	$132	$10,902
Provision (credit) for loan losses	(152)	(9)	161	9	741	12	5	767
Recoveries of loans charged-off	-	3	-	-	27	-	1	31
Loans charged-off	-	-	-	-	(500)	-	(12)	(512)
Balance, June 30, 2017	$780	$1,713	$4,437	$907	$2,071	$1,154	$126	$11,188

	Six Months Ended June 30, 2017
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2016	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507
Provision (credit) for loan losses	(128)	(3)	477	46	815	(62)	19	1,164
Recoveries of loans charged-off	-	5	-	-	28	-	4	37
Loans charged-off	-	-	-	-	(500)	-	(20)	(520)
Balance, June 30, 2017	$780	$1,713	$4,437	$907	$2,071	$1,154	$126	$11,188

	Three Months Ended June 30, 2016
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2016	$787	$1,757	$3,763	$817	$1,400	$1,322	$256	$10,102
Provision (credit) for loan losses	(44)	(15)	127	17	34	(103)	(2)	14
Recoveries of loans charged-off	15	-	-	-	5	-	4	24
Loans charged-off	-	-	-	-	-	-	(5)	(5)
Balance, June 30, 2016	$758	$1,742	$3,890	$834	$1,439	$1,219	$253	$10,135

	Six Months Ended June 30, 2016
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2015	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988
Provision (credit) for loan losses	(256)	(66)	333	74	139	(37)	19	206
Recoveries of loans charged-off	15	2	-	-	6	-	5	28
Loans charged-off	-	-	-	-	(77)	-	(10)	(87)
Balance, June 30, 2016	$758	$1,742	$3,890	$834	$1,439	$1,219	$253	$10,135

Allowance for loan losses disaggregated on the basis of impairment analysis method as of June 30, 2017 and December 31, 2016 is as follows: (in thousands)

2017		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$65	$-	$-	$866	$-	$-	$931
Collectively evaluated for impairment	780	1,648	4,437	907	1,205	1,154	126	10,257
Balance June 30, 2017	$780	$1,713	$4,437	$907	$2,071	$1,154	$126	$11,188

2016		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$76	$-	$-	$644	$-	$-	$720
Collectively evaluated for impairment	908	1,635	3,960	861	1,084	1,216	123	9,787
Balance December 31, 2016	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507

Loans receivable disaggregated on the basis of impairment analysis method as of June 30, 2017 and December 31, 2016 is as follows (in thousands):

2017		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$825	$728	$-	$3,554	$-	$63	$5,170
Collectively evaluated for impairment	49,810	144,896	346,978	76,228	74,938	70,566	10,883	774,299

Balance June 30, 2017	$49,810	$145,721	$347,706	$76,228	$78,492	$70,566	$10,946	$779,469

2016		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$660	$399	$-	$3,942	$-	$76	$5,077
Collectively evaluated for impairment	61,042	148,847	315,303	73,032	70,436	76,994	12,054	757,708

Balance December 31, 2016	$61,042	$149,507	$315,702	$73,032	$74,378	$76,994	$12,130	$762,785

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

The following is a recap of impaired loans, on a disaggregated basis, as of June 30, 2017 and December 31, 2016: (in thousands)

	2017			2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	652	682	-	452	473	-
Real estate - commercial	728	1,378	-	399	1,025	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	151	223	-	2,747	2,672	-
Agricultural	-	-	-	-	-	-
Consumer and other	63	78	-	76	81	-
Total loans with no specific reserve:	1,594	2,361	-	3,674	4,251	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	173	322	65	208	360	76
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	3,403	3,565	866	1,195	1,286	644
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total loans with specific reserve:	3,576	3,887	931	1,403	1,646	720

Total
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	825	1,004	65	660	833	76
Real estate - commercial	728	1,378	-	399	1,025	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	3,554	3,788	866	3,942	3,958	644
Agricultural	-	-	-	-	-	-
Consumer and other	63	78	-	76	81	-

	$5,170	$6,248	$931	$5,077	$5,897	$720

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2017 and 2016: (in thousands)

	Three Months Ended June 30,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$31
Real estate - 1 to 4 family residential	538	6	513	-
Real estate - commercial	744	-	487	22
Real estate - agricultural	-	-	-	-
Commercial	1,476	1	10	-
Agricultural	-	-	11	-
Consumer and other	69	-	88	-
Total loans with no specific reserve:	2,827	7	1,109	53

With an allowance recorded:
Real estate - construction	32	2	-	-
Real estate - 1 to 4 family residential	178	-	640	-
Real estate - commercial	-	-	-	-
Real estate - agricultural	-	-	-	-
Commercial	2,227	-	729	-
Agricultural	-	-	-	-
Consumer and other	2	1	1	-
Total loans with specific reserve:	2,439	3	1,370	-

Total
Real estate - construction	32	2	-	31
Real estate - 1 to 4 family residential	716	6	1,153	-
Real estate - commercial	744	-	487	22
Real estate - agricultural	-	-	-	-
Commercial	3,703	1	739	-
Agricultural	-	-	11	-
Consumer and other	71	1	89	-

	$5,266	$10	$2,479	$53

	Six Months Ended June 30,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$31
Real estate - 1 to 4 family residential	509	9	441	1
Real estate - commercial	629	-	476	22
Real estate - agricultural	-	-	-	-
Commercial	1,900	1	10	-
Agricultural	-	-	11	-
Consumer and other	71	-	59	-
Total loans with no specific reserve:	3,109	10	997	54

With an allowance recorded:
Real estate - construction	21	2	-	-
Real estate - 1 to 4 family residential	188	-	678	5
Real estate - commercial	-	-	34	-
Real estate - agricultural	-	-	-	-
Commercial	1,883	-	548	-
Agricultural	-	-	-	-
Consumer and other	1	1	1	-
Total loans with specific reserve:	2,093	3	1,261	5

Total
Real estate - construction	21	2	-	31
Real estate - 1 to 4 family residential	697	9	1,119	6
Real estate - commercial	629	-	510	22
Real estate - agricultural	-	-	-	-
Commercial	3,783	1	558	-
Agricultural	-	-	11	-
Consumer and other	72	1	60	-

	$5,202	$13	$2,258	$59

The interest foregone on nonaccrual loans for the three months ended June 30, 2017 and 2016 was approximately $103,000 and $39,000, respectively. The interest foregone on nonaccrual loans for the six months ended June 30, 2017 and 2016 was approximately $201,000 and $79,000, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $3,302,000 as of June 30, 2017, all of which were included in impaired loans and $3,231,000 were included as nonaccrual loans. The Company had TDRs of $3,672,000 as of December 31, 2016, all of which were included in impaired and nonaccrual loans.

The following table sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three and six months ended June 30, 2017 and 2016: (dollars in thousands)

Three Months Ended March 31,
	2017			2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	2	93	99	3	702	705
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	2	$93	$99	3	$702	$705

Six Months Ended June 30,
	2017			2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	2	93	99	3	702	705
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	3	70	70

	2	$93	$99	6	$772	$775

During the three and six months ended June 30, 2017, the Company granted concessions to two borrowers that were experiencing financial difficulties. The loans were extended beyond their normal terms and on one loan the interest was capitalized.

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

No TDR modified during the twelve months ended June 30, 2017 and 2016 had payment defaults.

A $500,000 specific reserve was established in the three months ended June 30, 2017 on a TDR loan. There were $257,000 of net charge-offs related to TDRs for the three and six months ended June 30, 2017. There were no charge-offs related to TDRs for the three and six months ended June 30, 2016.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2017 and December 31, 2016, is as follows: (in thousands)

2017		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$1,392	$-	$1,392	$48,418	$49,810	$-
Real estate - 1 to 4 family residential	352	472	824	144,897	145,721	80
Real estate - commercial	1,092	391	1,483	346,223	347,706	-
Real estate - agricultural	116	-	116	76,112	76,228	-
Commercial	657	-	657	77,835	78,492	-
Agricultural	16	-	16	70,550	70,566	-
Consumer and other	65	-	65	10,881	10,946	-

	$3,690	$863	$4,553	$774,916	$779,469	$80

2016		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$61,042	$61,042	$-
Real estate - 1 to 4 family residential	1,577	35	1,612	147,895	149,507	19
Real estate - commercial	1,420	-	1,420	314,282	315,702	-
Real estate - agricultural	-	-	-	73,032	73,032	-
Commercial	84	747	831	73,547	74,378	-
Agricultural	-	-	-	76,994	76,994	-
Consumer and other	36	3	39	12,091	12,130	3

	$3,117	$785	$3,902	$758,883	$762,785	$22

The credit risk profile by internally assigned grade, on a disaggregated basis, as of June 30, 2017 and December 31, 2016 is as follows: (in thousands)

2017	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$47,538	$331,799	$54,397	$63,465	$46,294	$543,493
Watch	2,272	10,110	19,175	10,270	22,885	64,712
Special Mention	-	194	1,234	-	-	1,428
Substandard	-	4,875	1,422	1,203	1,387	8,887
Substandard-Impaired	-	728	-	3,554	-	4,282

	$49,810	$347,706	$76,228	$78,492	$70,566	$622,802

2016	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$57,420	$288,107	$51,720	$59,506	$57,415	$514,168
Watch	3,245	22,833	15,251	9,512	18,938	69,779
Special Mention	-	204	4,228	96	75	4,603
Substandard	377	4,159	1,833	1,322	566	8,257
Substandard-Impaired	-	399	-	3,942	-	4,341

	$61,042	$315,702	$73,032	$74,378	$76,994	$601,148

The credit risk profile based on payment activity, on a disaggregated basis, as of June 30, 2017 and December 31, 2016 is as follows:

2017	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$144,814	$10,883	$155,697
Non-performing	907	63	970

	$145,721	$10,946	$156,667

2016	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$148,828	$12,051	$160,879
Non-performing	679	79	758

	$149,507	$12,130	$161,637

8.	Goodwill

Goodwill is not amortized but is evaluated for impairment at least annually. For income tax purposes, goodwill is amortized over fifteen years.

9.     Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at June 30, 2017 and December 31, 2016: (in thousands)

	2017		2016
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518	$1,720	$2,518	$1,563
Customer list	478	64	412	14

Total	$2,996	$1,784	$2,930	$1,577

The weighted average life of the intangible assets is 3 years as of June 30, 2017 and December 31, 2016.

The following sets forth the activity related to core deposit intangible assets for the three and six months ended June 30, 2017 and 2016: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Beginning intangible asset, net	$1,238	$1,214	$1,353	$1,309
Adjustment to intangible asset	66	-	50	-
Amortization	(92)	(92)	(191)	(187)

Ending intangible asset, net	$1,212	$1,122	$1,212	$1,122

Estimated remaining amortization expense on core deposit intangible for the years ending December 31st is as follows: (in thousands)

2017	$174
2018	317
2019	194
2020	137
2021	137
2022	131
2023	122

$1,212

10.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of June 30, 2017 and December 31, 2016: (in thousands)

	2017			2016
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$1,485	$-	$1,485	$1,476	$-	$1,476
U.S. government agencies	40,933	-	40,933	46,557	-	46,557
U.S. government mortgage-backed securities	25,410	-	25,410	30,376	-	30,376

Total	$67,828	$-	$67,828	$78,409	$-	$78,409

Term repurchase agreements (Other borrowings):
U.S. government agencies	$-	$15,188	$15,188	$-	$15,068	$15,068
U.S. government mortgage-backed securities	-	-	-	-	354	354

Total	$-	$15,188	$15,188	$-	$15,422	$15,422

Total pledged collateral	$67,828	$15,188	$83,016	$78,409	$15,422	$93,831

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

11.	Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows: (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2017:
Total capital (to risk-weighted assets):
Consolidated	$173,282	17.4%	$92,333	9.25%	N/A	N/A
Boone Bank & Trust	15,224	16.4	8,595	9.25	$9,292	10.0%
First National Bank	80,300	15.1	49,144	9.25	53,129	10.0
Reliance State Bank	26,685	15.7	15,758	9.25	17,036	10.0
State Bank & Trust	19,792	15.9	11,522	9.25	12,457	10.0
United Bank & Trust	14,845	20.0	6,871	9.25	7,429	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$161,558	16.2%	$72,369	7.25%	N/A	N/A
Boone Bank & Trust	14,312	15.4	6,736	7.25	$7,433	8.0%
First National Bank	74,293	14.0	38,518	7.25	42,503	8.0
Reliance State Bank	24,695	14.5	12,351	7.25	13,629	8.0
State Bank & Trust	18,230	14.6	9,031	7.25	9,965	8.0
United Bank & Trust	14,028	18.9	5,386	7.25	5,943	8.0

Tier 1 capital (to average-weighted assets):
Consolidated	$161,558	11.8%	$54,574	4.00%	N/A	N/A
Boone Bank & Trust	14,312	10.3	5,539	4.00	$6,924	5.0%
First National Bank	74,293	9.9	30,143	4.00	37,678	5.0
Reliance State Bank	24,695	12.0	8,261	4.00	10,326	5.0
State Bank & Trust	18,230	11.4	6,404	4.00	8,005	5.0
United Bank & Trust	14,028	12.5	4,486	4.00	5,607	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$161,558	16.2%	$57,396	5.75%	N/A	N/A
Boone Bank & Trust	14,312	15.4	5,343	5.75	$6,039	6.5%
First National Bank	74,293	14.0	30,549	5.75	34,534	6.5
Reliance State Bank	24,695	14.5	9,796	5.75	11,073	6.5
State Bank & Trust	18,230	14.6	7,162	5.75	8,097	6.5
United Bank & Trust	14,028	18.9	4,271	5.75	4,829	6.5

* These ratios for June 30, 2017 include a capital conservation buffer of 1.25%, except for the Tier 1 capital to average weighted assets ratios.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2016:
Total capital (to risk-weighted assets):
Consolidated	$170,358	17.2%	$85,241	8.625%	N/A	N/A
Boone Bank & Trust	15,044	17.2	7,534	8.625	$8,735	10.0%
First National Bank	78,322	15.3	44,279	8.625	51,338	10.0
Reliance State Bank	26,095	14.1	15,927	8.625	18,466	10.0
State Bank & Trust	20,170	16.4	10,590	8.625	12,278	10.0
United Bank & Trust	14,897	19.2	6,684	8.625	7,749	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$159,325	16.1%	$65,475	6.625%	N/A	N/A
Boone Bank & Trust	14,132	16.2	5,787	6.625	$6,988	8.0%
First National Bank	72,750	14.2	34,011	6.625	41,070	8.0
Reliance State Bank	24,139	13.1	12,234	6.625	14,773	8.0
State Bank & Trust	18,633	15.2	8,134	6.625	9,822	8.0
United Bank & Trust	14,078	18.2	5,134	6.625	6,199	8.0

Tier 1 capital (to average-weighted assets):
Consolidated	$159,325	12.0%	$53,316	4.000%	N/A	N/A
Boone Bank & Trust	14,132	10.2	5,529	4.000	$6,911	5.0%
First National Bank	72,750	10.0	29,077	4.000	36,347	5.0
Reliance State Bank	24,139	11.5	8,374	4.000	10,467	5.0
State Bank & Trust	18,633	11.6	6,449	4.000	8,061	5.0
United Bank & Trust	14,078	12.5	4,523	4.000	5,654	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,325	16.1%	$50,650	5.125%	N/A	N/A
Boone Bank & Trust	14,132	16.2	4,477	5.125	$5,678	6.5%
First National Bank	72,750	14.2	26,311	5.125	33,370	6.5
Reliance State Bank	24,139	13.1	9,464	5.125	12,003	6.5
State Bank & Trust	18,633	15.2	6,292	5.125	7,981	6.5
United Bank & Trust	14,078	18.2	3,972	5.125	5,037	6.5

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

12.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after June 30, 2017, but prior to August 8, 2017, that provided additional evidence about conditions that existed at June 30, 2017. There were no other significant events or transactions that provided evidence about conditions that did not exist at June 30, 2017.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. The Banks also offer investment services through a third-party broker-dealer. The Company employs fourteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training and the coordination of management activities, in addition to 207 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $3,472,000, or $0.37 per share, for the three months ended June 30, 2017, compared to net income of $4,099,000, or $0.44 per share, for the three months ended June 30, 2016. Total equity capital as of June 30, 2017 totaled $171.6 million or 12.5% of total assets.

The decrease in quarterly earnings can be primarily attributed to a higher provision for loan losses and increases in interest expense, offset in part by an increase in loan interest income.

Net loan charge-offs (recoveries) totaled $479,000 and $(19,000) for the three months ended June 30, 2017 and 2016, respectively. The provision for loan losses totaled $767,000 and $14,000 for the three months ended June 30, 2017 and 2016, respectively.

The Company had net income of $7,082,000, or $0.76 per share, for the six months ended June 30, 2017, compared to net income of $7,906,000, or $0.85 per share, for the six months ended June 30, 2016.

The decrease in six month earnings can be primarily attributed to a higher provision for loan losses and increases in interest expense, offset in part by an increase in loan interest income.

Net loan charge-offs totaled $482,000 and $59,000 for the six months ended June 30, 2017 and 2016, respectively. The provision for loan losses totaled $1,164,000 and $206,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 5,856 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	6 Months
	Ended	Ended	3 Months Ended		Years Ended December 31,
	June 30, 2017		March 31, 2017		2016		2015
	Company		Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.01%	1.03%	1.05%	1.04%	1.18%	1.04%	1.13%	1.04%

Return on equity	8.17%	8.41%	8.66%	9.37%	9.38%	9.32%	9.44%	9.31%

Net interest margin	3.25%	3.22%	3.20%	3.19%	3.36%	3.13%	3.33%	3.07%

Efficiency ratio	52.93%	53.53%	54.14%	58.77%	51.95%	58.28%	53.59%	59.91%

Capital ratio	12.37%	12.26%	12.16%	9.57%	12.60%	9.48%	12.00%	9.59%

*Latest available data

Key performances indicators include:

●       Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.01% and 1.23% for the three months ended June 30, 2017 and 2016, respectively. The decrease in this ratio in 2017 from the previous period is primarily due to a decrease in net income associated with an increased provision for loan losses and increases in interest expense, offset in part by an increase in loan interest income.

●       Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 8.17% and 9.82% for the three months ended June 30, 2017 and 2016, respectively. The decrease in this ratio in 2017 from the previous period is primarily due to a decrease in net income.

●       Net Interest Margin

The net interest margin for the three months ended June 30, 2017 and 2016 was 3.25% and 3.36%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The decrease in this ratio in 2017 is primarily the result of a decrease in the yield on loans and an increase in the interest rates on deposits.

●       Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 52.93% and 51.36% for the three months ended June 30, 2017 and 2016, respectively. The efficiency ratio remained consistent with prior periods

●       Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.37% as of June 30, 2017 is significantly higher than the industry average as of March 31, 2017.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2017:

First Quarter Net Income of $44 Billion Is 12.7% Higher Than a Year Ago

Higher net operating revenue helped lift quarterly earnings of FDIC-insured institutions to $44 billion in the first quarter of 2017. First quarter net income was $5 billion (12.7%) higher than the year-earlier total. More than 57% of all banks reported year-over-year increases in quarterly earnings, while only 4.1% reported negative net income for the quarter. In the first quarter of 2016, 5.1% of banks were unprofitable. The average return on assets (ROA) rose to 1.04%, from 0.97% a year ago.

Banks Post 6.3% Year-Over-Year Growth in Net Operating Revenue

Net operating revenue, the sum of net interest income and total noninterest income, totaled $183.6 billion, an increase of $10.9 billion (6.3%) from a year ago. More than two out of three banks, 69.7%, reported year-over-year growth in net operating revenue. Noninterest income increased $2.1 billion (3.4%) over first quarter 2016, as trading income rose by $1.5 billion (26%), and servicing income increased by $1.9 billion (220.6%). Net interest income was $8.8 billion (7.8%) higher, as average interest-bearing assets rose 4.9%, and the average net interest margin (NIM) improved to 3.19% from 3.10% a year ago. Much of the NIM improvement occurred at large banks, as higher short-term interest rates lifted average asset yields. Smaller banks, which have a larger share of their assets in longer-term investments, did not see their NIMs benefit from the rise in short-term rates. More than half of all banks, 53.7%, reported lower NIMs than a year ago. Noninterest expenses were $4.5 billion (4.3%) higher than a year ago. Salary and employee benefits costs rose $3.3 billion (6.6%), as FDIC-insured institutions reported 41,469 more employees than a year ago, a 2% increase. Expenses for premises and fixed assets increased by $435 million (3.9%) compared to first quarter 2016.

Provisions Register First Decline in Almost Three Years

Banks set aside $12 billion in provisions for loan losses in the first quarter, a decline of $541 million (4.3%) from a year earlier. This is the first time in the past 11 quarters that loss provisions have fallen. A slightly larger proportion of banks reported higher provision expenses, 34.8%, compared to the 31.5% who had lower quarterly provisions.

Banks Report Higher Charge-Offs on Loans to Individuals

During the first quarter, banks charged-off $11.5 billion in loans, an increase of $1.4 billion (13.4%) over the total for first quarter 2016. This is the sixth consecutive quarter that charge-offs have posted a year-over-year increase. Most of the increase consisted of higher losses on loans to individuals. Net charge-offs of credit card balances were up $1.3 billion (22.1%), while auto loan charge-offs increased $199 million (27.7%), and charge-offs of other loans to individuals rose by $474 million (66.4%). In contrast, charge-offs on loans to commercial and industrial (C&I) borrowers were $291 million (15.7%) lower than a year ago, while residential mortgage charge-offs were $221 million (52.5%) lower. The average net charge-off rate in the first quarter was 0.49%, compared to 0.46% a year earlier.

Noncurrent Loan Balances Continue to Decline

The amount of loans and leases that were noncurrent, 90 days or more past due or in nonaccrual status, fell for the 27th time in the last 28 quarters. In the first three months of 2017, noncurrent loan balances declined by $7 billion (5.3%). All major loan categories saw noncurrent balances fall during the quarter. Noncurrent residential mortgage loans declined by $5.3 billion (8.2%), while noncurrent C&I loans fell by $1.2 billion (4.6%). The average noncurrent loan rate improved from 1.42% at year-end 2016 to 1.34% at the end of March. This is the lowest average noncurrent rate for the industry since third quarter 2007.

Coverage Ratio Nears 100%

The industry’s reserves for loan losses were essentially unchanged in the first quarter. Industry reserves stood at $121.8 billion at the end of the quarter, only $99 million (0.1%) higher than the total at year-end 2016. Banks with assets greater than $1 billion, which together account for more than 96% of total industry reserves, increased their reserves for credit card losses by $1.1 billion (3.7%) during the quarter, while reducing their reserves for residential real estate losses by $646 million (3.7%), and lowering their reserves for commercial loan losses by $559 million (1.6%). As a result of the decline in noncurrent loan balances during the quarter, the industry’s coverage ratio of reserves to noncurrent loans improved from 92.2% to 97.5%. This is the highest level for the coverage ratio since the end of third quarter 2007.

Equity Capital Posts Relatively Strong Increase

Equity capital increased by $28.6 billion (1.5%) during the quarter. Retained earnings contributed $16.7 billion to equity growth in the quarter. This is $1.6 billion (8.9%) less than a year ago, as first quarter dividends were $6.6 billion (31.7%) higher. Accumulated other comprehensive income posted a $3.3 billion improvement, as a slight decline in long-term interest rates caused a reduction in unrealized losses in securities portfolios.

Banks Increase Balances at Federal Reserve Banks

Total assets increased by $186.1 billion (1.1%) during the quarter. Banks increased their balances at Federal Reserve banks by $187.4 billion (17%), while assets in trading accounts rose by $27 billion (4.9%). Securities portfolios increased by $24.5 billion (0.7%), as securities in held-to-maturity accounts rose by $52.6 billion (5.9%), and securities in available-for-sale accounts declined by 28.1 billion (1.1%). Balances due from banks in foreign countries declined by $30.3 billion (8%).

Pace of Loan Growth Slows

Total loans and leases declined by $8.1 billion (0.1%) during the three months ended March 31. This is the first quarterly decline in loan balances since first quarter 2013. Credit card loans posted a seasonal decline of $43.7 billion (5.5%), as cardholders paid down outstanding balances. Residential mortgage loans fell by $10.2 billion (0.5%), reflecting increased loan sales activity. C&I loans increased by $25.6 billion (1.3%), while real estate loans secured by nonfarm nonresidential properties rose by $22.5 billion (1.7%). Unused loan commitments increased by $119.3 billion (1.7%) during the quarter. The slowing in loan growth that began in the second half of last year continued through the first quarter. The 12-month loan growth rate slowed to 4%, down from 5.3% in calendar year 2016. While all major loan categories saw balances rise over the past 12 months, annual growth rates are now lower than they were in the previous quarter and a year ago. The rate of loan growth remains above the nominal GDP growth rate.

Retail Deposits Provide Most of the Growth in Funding

Buoyed by growth in consumer accounts, total deposits increased by $189.1 billion (1.5%) during the quarter. Deposits in domestic offices of FDIC-insured institutions rose by $165.5 billion (1.4%), while deposits in foreign offices were up $23.6 billion (1.9%). Domestic deposit balances in consumer accounts increased by $181 billion (4.3%). During the quarter, banks reduced their nondeposit liabilities by $30.7 billion (1.5%), as Federal Home Loan Bank advances declined by $40.8 billion (7.2%), and trading liabilities fell by $8.4 billion (3.4%).

Two New Charters Added in the First Quarter

The number of FDIC-insured commercial banks and savings institutions declined from 5,913 to 5,856 during the first quarter. In the first three months of 2017, mergers absorbed 54 insured institutions, while 3 banks failed. Two new charters were added during the quarter, the first new charters since third quarter 2015. Banks reported 2,081,422 full-time equivalent employees in the first quarter, an increase of 28,444 from fourth quarter 2016, and 41,469 (2%) more than a year ago. The number of insured institutions on the FDIC’s Problem Bank List fell from 123 to 112 during the first quarter. This is the smallest number since first quarter 2008. Total assets of “Problem” banks declined from $27.6 billion to $23.4 billion.

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

Goodwill

Goodwill arose in connection with two acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At June 30, 2017, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

Income Statement Review for the Three Months ended June 30, 2017 and 2016

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2017 and 2016:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$79,493	$879	4.42%	$93,880	$1,073	4.57%
Agricultural	71,939	946	5.26%	77,100	938	4.87%
Real estate	613,289	6,537	4.26%	522,043	5,822	4.46%
Consumer and other	11,241	138	4.91%	22,163	197	3.55%

Total loans (including fees)	775,962	8,500	4.38%	715,186	8,030	4.49%

Investment securities
Taxable	272,735	1,567	2.30%	263,108	1,472	2.24%
Tax-exempt 2	244,088	1,986	3.25%	254,342	2,138	3.36%
Total investment securities	516,823	3,553	2.75%	517,450	3,610	2.79%

Interest bearing deposits with banks and federal funds sold	33,200	113	1.37%	47,610	114	0.96%

Total interest-earning assets	1,325,985	$12,166	3.67%	1,280,246	$11,754	3.67%

Noninterest-earning assets	48,727			54,989

TOTAL ASSETS	$1,374,712			$1,335,235

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$728,850	$656	0.36%	$680,576	$332	0.20%
Time deposits > $100,000	82,362	221	1.07%	85,585	194	0.91%
Time deposits < $100,000	115,130	237	0.82%	125,692	230	0.73%
Total deposits	926,342	1,114	0.48%	891,853	756	0.34%
Other borrowed funds	76,769	291	1.52%	78,070	258	1.32%

Total Interest-bearing liabilities	1,003,111	1,405	0.56%	969,923	1,014	0.42%

Noninterest-bearing liabilities
Demand deposits	194,505			190,941
Other liabilities	7,064			7,352

Stockholders' equity	170,032			167,019

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,374,712			$1,335,235

Net interest income		$10,761	3.25%		$10,740	3.36%

Spread Analysis
Interest income/average assets	$12,166	3.54%		$11,754	3.52%
Interest expense/average assets	$1,405	0.41%		$1,014	0.30%
Net interest income/average assets	$10,761	3.13%		$10,740	3.22%

Net Interest Income

For the three months ended June 30, 2017 and 2016, the Company's net interest margin adjusted for tax exempt income was 3.25% and 3.36%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2017 totaled $10,066,000 compared to $9,992,000 for the three months ended June 30, 2016.

For the three months ended June 30, 2017, interest income increased $465,000, or 4%, when compared to the same period in 2016. The increase from 2016 was primarily attributable to higher average balance of loans, offset in part by lower yields on loans. The higher average balances of loans were due primarily to favorable economic conditions in our market areas. The lower yields on loans were due primarily to the low interest rate environment.

Interest expense increased $391,000, or 39%, for the three months ended June 30, 2017 when compared to the same period in 2016. The higher interest expense for the period is primarily attributable to higher rates on core deposits due to competitive pressures.

Provision for Loan Losses

The Company’s provision for loan losses was $767,000 and $14,000 for the three months ended June 30, 2017 and 2016, respectively. Net loan charge-offs (recoveries) were $481,000 and $(19,000) for the three months ended June 30, 2017 and 2016, respectively. The increase in the provision for loan losses was due primarily to the increase in the specific reserve for one commercial credit and to a lessor extent growth in the loan portfolio. The increase in the specific reserve and the net charge-offs related primarily to commercial operating loans with construction contractors. While the current provision for loan losses are not related to agricultural loans, Company management is seeing weakness in the Iowa agricultural economy as a result of low grain prices; however, crop growing conditions for the Company’s market areas have been generally favorable as of the end of the current quarter.

Noninterest Income and Expense

Noninterest income increased $100,000 for the three months ended June 30, 2017 compared to the same period in 2016. The increase in noninterest income is primarily due to higher other noninterest income and to a lessor extent securities gains. The increase in other noninterest income is primarily due to the collection of a $73,000 court judgement previously deemed uncollectible by First Bank prior to the Company’s acquisition in 2014. Exclusive of realized securities gains, noninterest income was 2% higher in the second quarter of 2017 compared to the same period in 2016.

Noninterest expense increased $278,000 or 5% for the three months ended June 30, 2017 compared to the same period in 2016 primarily as a result of increases in salaries and benefits and other operating expenses. Increases in salaries and benefits were due primarily to normal annual increases. Increases in other operating expenses were due primarily to fraud losses of $91,000 in connection with a customer’s commercial deposit account. The efficiency ratio was 52.93% for the second quarter of 2017 as compared to 51.36% in 2016.

Income Taxes

The provision for income taxes expense for the three months ended June 30, 2017 and 2016 was $1,453,000 and $1,683,000, respectively, representing an effective tax rate of 29% for both periods. The lower effective tax rate than the expected tax rate of 35% for both periods is primarily due to tax-exempt interest income.

Income Statement Review for the Six Months ended June 30, 2017 and 2016

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2017 and 2016:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$77,310	$1,693	4.38%	$98,194	$2,180	4.44%
Agricultural	69,674	1,781	5.11%	75,884	1,854	4.89%
Real estate	607,575	12,863	4.23%	513,507	11,462	4.46%
Consumer and other	11,429	278	4.87%	22,091	393	3.56%

Total loans (including fees)	765,988	16,615	4.34%	709,676	15,889	4.48%

Investment securities
Taxable	270,092	3,080	2.28%	264,319	2,967	2.25%
Tax-exempt 2	246,706	4,013	3.25%	255,855	4,290	3.35%
Total investment securities	516,798	7,093	2.74%	520,174	7,257	2.79%

Interest bearing deposits with banks and federal funds sold	41,736	251	1.20%	39,680	210	1.06%

Total interest-earning assets	1,324,522	$23,959	3.62%	1,269,530	$23,356	3.68%

Noninterest-earning assets	49,217			54,614

TOTAL ASSETS	$1,373,739			$1,324,144

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$720,989	$1,135	0.31%	$666,603	$641	0.19%
Time deposits > $100,000	82,531	430	1.04%	87,945	393	0.89%
Time deposits < $100,000	116,934	470	0.80%	126,805	471	0.74%
Total deposits	920,454	2,035	0.44%	881,353	1,505	0.34%
Other borrowed funds	77,896	571	1.47%	79,084	522	1.32%

Total Interest-bearing liabilities	998,350	2,606	0.52%	960,437	2,027	0.42%

Noninterest-bearing liabilities
Demand deposits	199,555			191,685
Other liabilities	7,414			6,643

Stockholders' equity	168,420			158,178

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,373,739			$1,316,944

Net interest income		$21,353	3.22%		$21,329	3.36%

Spread Analysis
Interest income/average assets	$23,959	3.49%		$23,356	3.53%
Interest expense/average assets	$2,606	0.38%		$2,027	0.31%
Net interest income/average assets	$21,353	3.11%		$21,329	3.24%

Net Interest Income

For the six months ended June 30, 2017 and 2016, the Company's net interest margin adjusted for tax exempt income was 3.22% and 3.36%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2017 totaled $19,949,000 compared to $19,827,000 for the six months ended June 30, 2016.

For the six months ended June 30, 2017, interest income increased $700,000, or 3%, when compared to the same period in 2016. The increase from 2016 was primarily attributable to higher average balance of loans, offset in part by lower yields on loans. The higher average balances of loans were due primarily to favorable economic conditions in our market areas. The lower yields on loans were due primarily to competitive pressures.

Interest expense increased $578,000, or 29%, for the six months ended June 30, 2017 when compared to the same period in 2016. The higher interest expense for the period is primarily attributable to higher rates on core deposits due to competitive pressures.

Provision for Loan Losses

The Company’s provision for loan losses was 1,164,000 and $206,000 for the six months ended June 30, 2017 and 2016, respectively. Net loan charge-offs were $483,000 and $59,000 for the six months ended June 30, 2017 and 2016, respectively. The increase in the provision for loan losses was due primarily to the increase in the specific reserve for one commercial credit and growth in the loan portfolio. The increase in the specific reserve and the net charge-offs related primarily to commercial operating loans with construction contractors. While the current provision for loan losses are not related to agricultural loans, Company management is seeing weakness in the Iowa agricultural economy as a result of low grain prices; however, crop growing conditions for the Company’s market areas have been generally favorable as of the end of the current period.

Noninterest Income and Expense

Noninterest income increased $81,000 for the six months ended June 30, 2017 compared to the same period in 2016. The increase in noninterest income is primarily due to security gains, other noninterest income, offset in part by a decrease in wealth management income. The increase in other noninterest income is primarily due to the collection of $73,000 on a court judgement previously deemed uncollectible by First Bank prior to the Company’s acquisition in 2014. The lower wealth management income was primarily due to lower one time estate fees, offset in part by revenues related to increases in assets under management. Exclusive of realized securities gains, noninterest income was 4% lower for the six months ended June 30, 2017 compared to the same period in 2016.

Noninterest expense increased $321,000 or 3% for the six months ended June 30, 2017 compared to the same period in 2016 primarily as a result of increases in other operating expenses, data processing costs and salaries and benefits, offset in part by a decrease in FDIC insurance assessments. Increases in other operating expenses were primarily due to fraud losses of $91,000 in connection with a customer’s commercial deposit account. Data processing increases was due to increasing technology costs. Salary and benefit increases were due to normal annual increases. The lower FDIC insurance assessment is due to lower assessment rates. The efficiency ratio was 53.53% for the six months ended June 30, 2017 as compared to 52.64% in same period in 2016.

Income Taxes

The provision for income taxes expense for the six months ended June 30, 2017 and 2016 was $2,932,000 and $3,185,000, respectively, representing an effective tax rate of 29% for both periods. The lower effective tax rate than the expected income tax rate of 35% for both periods is primarily due to tax-exempt interest income.

Balance Sheet Review

As of June 30, 2017, total assets were $1,369,626,000, a $3,173,000 increase compared to December 31, 2016. The increase in assets was due primarily to an increase in loans, offset by a decrease in cash and due from banks.

Investment Portfolio

The investment portfolio totaled $518,914,000 as of June 30, 2017, an increase of $2,834,000 from the December 31, 2016 balance of $516,080,000. The increase in the investment portfolio was primarily due to an increase in the unrealized gain in the investment portfolio and the purchases of corporate bonds offset in part by sales, calls and maturities of state and political subdivision bonds.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of June 30, 2017, gross unrealized losses of $845,000, are considered to be temporary in nature due to the interest rate environment of 2017 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At June 30, 2017, the Company’s investment securities portfolio included securities issued by 276 government municipalities and agencies located within 25 states with a fair value of $251.6 million. At December 31, 2016, the Company’s investment securities portfolio included securities issued by 286 government municipalities and agencies located within 25 states with a fair value of $264.4 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of June 30, 2017 was $5.1 million (approximately 2.0 % of the fair value of the governmental municipalities and agencies) represented by the Dubuque, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of June 30, 2017 and December 31, 2016 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2017		2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$62,024	$62,308	$75,142	$74,408
Texas	13,228	13,409	11,091	11,065
Pennsylvania	8,723	8,802	8,728	8,654
Washington	7,166	7,144	7,221	6,957
Other (2017: 17 states; 2016: 17 states)	24,666	25,169	28,064	28,258

Total general obligation bonds	$115,807	$116,832	$130,246	$129,342

Revenue bonds:
Iowa	$124,165	$125,637	$126,750	$126,964
Other (2017: 9 states; 2016: 10 states)	9,095	9,175	8,208	8,142

Total revenue bonds	$133,260	$134,812	$134,958	$135,106

Total obligations of states and political subdivisions	$249,067	$251,644	$265,204	$264,448

As of June 30, 2017 and December 31, 2016, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 5 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2017		2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$78,241	$79,399	$77,586	$78,085
Water	14,151	14,232	11,283	11,296
College and universities, primarily dormitory revenues	9,985	10,086	14,105	13,907
Leases	9,077	9,129	9,106	8,960
Electric	8,434	8,565	8,446	8,459
Other	13,372	13,401	14,432	14,399

Total revenue bonds by revenue source	$133,260	$134,812	$134,958	$135,106

Loan Portfolio

The loan portfolio, net of the allowance for loan losses of $11,188,000, totaled $768,208,000 as of June 30, 2017, an increase of $16,026,000, or 2%, from the December 31, 2016 balance of $752,182,000. The increase in the loan portfolio is primarily due to steady loan demand, primarily in the Ames and Des Moines markets.

Deposits

Deposits totaled $1,126,771,000 as of June 30, 2017, an increase of $17,362,000, or 2%, from the December 31, 2016 balance of $1,109,409,000. The increase in deposits was primarily due to increases in NOW and money market account balances for retail and public customers.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $38,683,000 as of June 30, 2017, a decrease of $19,654,000, or 34%, from the December 31, 2016 balance of $58,337,000. The decrease in primarily due to withdrawals from one commercial account.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on June 30, 2017 totaled $768,208,000 compared to $752,182,000 as of December 31, 2016. Net loans comprise 56.1% of total assets as of June 30, 2017. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.66% at June 30, 2017, as compared to 0.67% at December 31, 2016 and 0.35% at June 30, 2016. The Company’s level of problem loans as a percentage of total loans at June 30, 2017 of 0.66% is lower than the Company’s peer group (348 bank holding companies with assets of $1 billion to $3 billion) of 0.72% as of March 31, 2017.

Impaired loans, net of specific reserves, totaled $4,239,000 as of June 30, 2017 and have decreased $118,000 as compared to the impaired loans of $4,357,000 as of December 31, 2016.

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

The Company had TDRs of $3,302,000 as of June 30, 2017, all of which were included in impaired loans and $3,231,000 were included in nonaccrual status. The Company had TDRs of $3,672,000 as of December 31, 2016, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. A $500,000 specific reserve was established in the three months ended June 30, 2017 on a TDR loan. The Company had $257,000 of net charge-offs related to TDRs for the six months ended June 30, 2017 and none for the same period in 2016.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. As of June 30, 2017, non-accrual loans totaled $5,102,000 and there was one loan in the amount of $80,000 past due 90 days and still accruing. This compares to non-accrual loans of $5,077,000 and loans past due 90 days and still accruing totaled $22,000 as of December 31, 2016. Other real estate owned totaled $425,000 as of June 30, 2017 and $546,000 as of December 31, 2016.

The agricultural real estate and agricultural operating loan portfolio classifications remain in a weakened position. The watch and special mention loans in these categories totalled $43,294,000 as of June 30, 2017 as compared to $38,492,000 as of December 31, 2016. The substandard loans in these categories totalled $2,809,000 as of June 30, 2017 as compared to $2,399,000 as of December 31, 2016. The increase in these categories is primarily due to low grain prices, mitigated by favorable yields in 2016.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2017 was 1.44%, as compared to 1.38% at December 31, 2016. The allowance for loan losses totaled $11,188,000 and $10,507,000 as of June 30, 2017 and December 31, 2016, respectively. Net charge-offs of loans totaled $483,000 and $59,000 for the six months ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of June 30, 2017 and December 31, 2016 totaled $47,700,000 and $61,215,000, respectively, and provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of June 30, 2017 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $191,645,000, with $13,500,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $108,957,000, with no outstanding federal fund purchase balances as of June 30, 2017. The Company had securities sold under agreements to repurchase totaling $38,683,000 and term repurchase agreements of $13,000,000 as of June 30, 2017.

Total investments as of June 30, 2017 were $518,914,000 compared to $516,080,000 as of December 31, 2016. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of June 30, 2017.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2017 totaled $9,434,000 compared to $9,866,000 for the six months ended June 30, 2016. The decrease in cash provided by operating activities was primarily due to lower net income.

Net cash used in investing activities for the six months ended June 30, 2017 was $12,042,000 compared to $817,000 for the six months ended June 30, 2016. The increase of $11,255,000 in cash used in investing activities was primarily due to a higher level of purchases of securities available-for-sale of $45,014,000 in 2017 compared to $36,400,000 in 2016; a net increase in the loan portfolio; offset in part by a decrease in the change in the interest bearing deposits.

Net cash used in financing activities for the six months ended June 30, 2017 totaled $7,296,000 compared to $12,755,000 for the six months ended June 30, 2016. The change of $5,459,000 in net cash used in financing activities was primarily due to an increase in deposits in 2017 of $17,362,000 as compared to a decrease of $8,810,000 in 2016; offset in part by a decrease in securities sold under agreements to repurchase in 2017 of $19,654,000 as compared to a decrease of $11,385,000 in 2016. As of June 30, 2017, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $5,345,000 and $4,325,000 for the six months ended June 30, 2017 and 2016, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.22 per share in 2017 from $0.21 per share in 2016.

The Company, on an unconsolidated basis, has interest bearing deposits totaling $13,032,000 as of June 30, 2017 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of June 30, 2017 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2017 totaled $171,643,000 and was $6,538,000 higher than the $165,105,000 recorded as of December 31, 2016. The increase in stockholders’ equity was primarily due to net income and an increase in accumulated other comprehensive income, reduced by dividends declared. The increase in other comprehensive income is created by lower market interest rates on the longer end of the interest yield curve compared to December 31, 2016, which resulted in higher fair values in the securities available-for-sale portfolio. At June 30, 2017 and December 31, 2016, stockholders’ equity as a percentage of total assets was 12.53% and 12.08%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of June 30, 2017.

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

  Not applicable

Item 1.A.     Risk Factors

  None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2016, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of June 30, 2017, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2017.

Total
					Number	Maximum
					of Shares	Number of
					Purchased as	Shares that
			Total		Part of	May Yet Be
			Number	Average	Publicly	Purchased
			of Shares	Price Paid	Announced	Under
Period			Purchased	Per Share	Plans	The Plan

April 1, 2017	to	April 30, 2017	-	$-	-	100,000

May 1, 2017	to	May 31, 2017	-	$-	-	100,000

June 1, 2017	to	June 30, 2017	-	$-	-	100,000

Total			-		-

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

AMES NATIONAL CORPORATION

DATE: August 8, 2017	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, Chief Executive Officer and President

	By:	/s/ John P. Nelson

John P. Nelson, Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

---------------           ------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)     These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.