Form 10-Q
period 2017-09-30
AMES NATIONAL CORP
filed 2017-11-08
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer       Accelerated filer   X  (Do not check if a smaller reporting company) Non-accelerated filer        Smaller reporting company         Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at October 27, 2017)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
ASSETS	2017	2016

Cash and due from banks	$23,087,890	$29,478,068
Interest bearing deposits in financial institutions	35,486,284	31,737,259
Securities available-for-sale	506,610,435	516,079,506
Loans receivable, net	764,228,850	752,181,730
Loans held for sale	279,800	242,618
Bank premises and equipment, net	15,595,418	16,049,379
Accrued income receivable	8,423,038	7,768,689
Other real estate owned	385,509	545,757
Deferred income taxes	1,817,543	3,485,689
Intangible assets, net	1,133,736	1,352,812
Goodwill	6,732,216	6,732,216
Other assets	1,159,533	799,306

Total assets	$1,364,940,252	$1,366,453,029

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$202,368,921	$212,074,792
NOW accounts	337,062,117	310,427,812
Savings and money market	380,454,650	381,852,433
Time, $250,000 and over	36,776,010	39,031,663
Other time	157,876,361	166,022,165
Total deposits	1,114,538,059	1,109,408,865

Securities sold under agreements to repurchase	39,001,050	58,337,367
Federal Home Loan Bank (FHLB) advances	19,000,000	14,500,000
Other borrowings	13,000,000	13,000,000
Dividends payable	2,048,401	1,955,292
Accrued expenses and other liabilities	4,023,858	4,146,262
Total liabilities	1,191,611,368	1,201,347,786

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of September 30, 2017 and December 31, 2016	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	131,047,038	126,181,376
Accumulated other comprehensive income (loss) - net unrealized gain (loss) on securities available-for-sale	2,781,292	(576,687)
Total stockholders' equity	173,328,884	165,105,243

Total liabilities and stockholders' equity	$1,364,940,252	$1,366,453,029

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Interest income:
Loans, including fees	$8,729,702	$8,236,401	$25,345,116	$24,124,973
Securities:
Taxable	1,557,872	1,425,366	4,637,498	4,392,602
Tax-exempt	1,210,510	1,329,071	3,819,380	4,117,893
Interest bearing deposits and federal funds sold	114,820	86,869	365,346	296,925
Total interest income	11,612,904	11,077,707	34,167,340	32,932,393

Interest expense:
Deposits	1,169,296	753,642	3,204,115	2,259,140
Other borrowed funds	292,054	274,297	862,798	796,006
Total interest expense	1,461,350	1,027,939	4,066,913	3,055,146

Net interest income	10,151,554	10,049,768	30,100,427	29,877,247

Provision for loan losses	57,277	234,703	1,221,620	440,787

Net interest income after provision for loan losses	10,094,277	9,815,065	28,878,807	29,436,460

Noninterest income:
Wealth management income	747,634	684,908	2,180,941	2,210,229
Service fees	401,237	426,711	1,126,122	1,228,416
Securities gains, net	37,881	64,917	498,560	296,110
Gain on sale of loans held for sale	179,553	339,501	544,095	773,512
Merchant and card fees	348,847	350,488	1,017,362	1,051,378
Other noninterest income	144,953	137,153	598,791	469,138
Total noninterest income	1,860,105	2,003,678	5,965,871	6,028,783

Noninterest expense:
Salaries and employee benefits	4,026,932	3,977,495	12,058,903	11,883,696
Data processing	807,419	824,429	2,481,331	2,366,293
Occupancy expenses, net	527,071	449,775	1,546,657	1,461,201
FDIC insurance assessments	111,987	109,289	326,958	434,808
Professional fees	307,484	296,720	919,157	889,721
Business development	262,408	239,917	722,869	696,033
Other real estate owned (income), net	(3,200)	(91,173)	(2,396)	(87,564)
Intangible asset amortization	89,861	86,492	280,837	273,206
Other operating expenses, net	166,026	219,283	837,810	750,244
Total noninterest expense	6,295,988	6,112,227	19,172,126	18,667,638

Income before income taxes	5,658,394	5,706,516	15,672,552	16,797,605

Provision for income taxes	1,729,987	1,902,636	4,661,687	5,087,253

Net income	$3,928,407	$3,803,880	$11,010,865	$11,710,352

Basic and diluted earnings per share	$0.42	$0.41	$1.18	$1.26

Dividends declared per share	$0.22	$0.21	$0.66	$0.63

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$3,928,407	$3,803,880	$11,010,865	$11,710,352
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(270,853)	(1,838,831)	5,828,684	6,077,365
Less: reclassification adjustment for gains realized in net income	37,881	64,917	498,560	296,110
Other comprehensive income (loss), before tax	(308,734)	(1,903,748)	5,330,124	5,781,255
Tax effect related to other comprehensive income (loss)	114,233	704,387	(1,972,145)	(2,139,064)
Other comprehensive income (loss), net of tax	(194,501)	(1,199,361)	3,357,979	3,642,191
Comprehensive income	$3,733,906	$2,604,519	$14,368,844	$15,352,543

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

Nine Months Ended September 30, 2017 and 2016

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders' Equity

Balance, December 31, 2015	$18,621,826	$20,878,728	$118,267,767	$3,481,736	$161,250,057
Net income	-	-	11,710,352	-	11,710,352
Other comprehensive income	-	-	-	3,642,191	3,642,191
Cash dividends declared, $0.63 per share	-	-	(5,865,875)	-	(5,865,875)
Balance, September 30, 2016	$18,621,826	$20,878,728	$124,112,244	$7,123,927	$170,736,725

Balance, December 31, 2016	$18,621,826	$20,878,728	$126,181,376	$(576,687)	$165,105,243
Net income	-	-	11,010,865	-	11,010,865
Other comprehensive income	-	-	-	3,357,979	3,357,979
Cash dividends declared, $0.66 per share	-	-	(6,145,203)	-	(6,145,203)
Balance, September 30, 2017	$18,621,826	$20,878,728	$131,047,038	$2,781,292	$173,328,884

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Nine Months Ended September 30, 2017 and 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,010,865	$11,710,352
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,221,620	440,787
Provision for off-balance sheet commitments	4,000	12,000
Amortization, net	2,129,648	2,327,654
Amortization of intangible asset	280,837	273,206
Depreciation	861,700	885,202
Deferred income taxes	(303,999)	176,658
Securities gains, net	(498,560)	(296,110)
(Gain) on sales of loans held for sale	(544,095)	(773,511)
Proceeds from loans held for sale	22,668,307	34,782,288
Originations of loans held for sale	(22,161,394)	(34,657,822)
Loss on sale of premises and equipment, net	56,168	2,769
Impairment of other real estate owned	-	28,039
(Gain) on sale of other real estate owned, net	(14,648)	(131,127)
Change in assets and liabilities:
(Increase) in accrued income receivable	(654,349)	(805,127)
(Increase) decrease in other assets	(377,095)	286,238
Increase (decrease) in accrued expenses and other liabilities	(126,404)	323,605
Net cash provided by operating activities	13,552,601	14,585,101

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(51,271,943)	(49,668,267)
Proceeds from sale of securities available-for-sale	11,756,963	18,738,154
Proceeds from maturities and calls of securities available-for-sale	52,588,102	54,611,331
Net (increase) decrease in interest bearing deposits in financial institutions	(3,749,025)	994,573
Net (increase) in loans	(13,190,423)	(39,394,414)
Net proceeds from the sale of other real estate owned	191,564	755,906
Purchase of bank premises and equipment, net	(447,039)	(218,081)
Other	(61,761)	-
Net cash (used in) investing activities	(4,183,562)	(14,180,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	5,129,194	(12,358,477)
(Decrease) in securities sold under agreements to repurchase	(19,336,317)	(4,431,520)
Payments on FHLB borrowings and other borrowings	(1,000,000)	(1,542,203)
Proceeds from short-term FHLB borrowings, net	5,500,000	21,000,000
Dividends paid	(6,052,094)	(5,772,766)
Net cash (used in) financing activities	(15,759,217)	(3,104,966)

Net (decrease) in cash and due from banks	(6,390,178)	(2,700,663)

CASH AND DUE FROM BANKS
Beginning	29,478,068	24,005,801
Ending	$23,087,890	$21,305,138

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

Nine Months Ended September 30, 2017 and 2016

	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,027,782	$3,145,519
Income taxes	5,050,220	4,223,653

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$16,668	$56,587

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the nine months ended September 30, 2017 and 2016 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At September 30, 2017, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

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

2.      Dividends

On August 9, 2017, the Company declared a cash dividend on its common stock, payable on November 15, 2017 to stockholders of record as of November 1, 2017, equal to $0.22 per share.

3.   Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and nine months ended September 30, 2017 and 2016 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2017 and December 31, 2016. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2017

U.S. government treasuries	$4,449	$4,449	$-	$-
U.S. government agencies	112,657	-	112,657	-
U.S. government mortgage-backed securities	81,956	-	81,956	-
State and political subdivisions	243,438	-	243,438	-
Corporate bonds	60,834	-	60,834	-
Equity securities, other	3,276	34	3,242	-

	$506,610	$4,483	$502,127	$-

2016

U.S. government treasuries	$4,368	$4,368	$-	$-
U.S. government agencies	110,209	-	110,209	-
U.S. government mortgage-backed securities	82,858	-	82,858	-
State and political subdivisions	264,448	-	264,448	-
Corporate bonds	51,184	-	51,184	-
Equity securities, other	3,013	-	3,013	-

	$516,080	$4,368	$511,712	$-

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three or nine months ended September 30, 2017.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of September 30, 2017 and December 31, 2016. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2017

Loans receivable	$2,439	$-	$-	$2,439
Other real estate owned	386	-	-	386

Total	$2,825	$-	$-	$2,825

2016

Loans receivable	$683	$-	$-	$683
Other real estate owned	546	-	-	546

Total	$1,229	$-	$-	$1,229

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

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer, with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, with any impairment amount recorded as a noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $287,000 as of September 30, 2017 and $331,000 as of December 31, 2016. The Company considers these fair value measurements as level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 are as follows: (in thousands)

	2017
	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Average)

Impaired Loans	$2,439	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$386	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2016
	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Average)

Impaired Loans	$683	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$546	Appraisal	Appraisal adjustment	6%	-	10%	(8%)

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

The following disclosures represent financial instruments in which the ending balances at September 30, 2017 and December 31, 2016 are not carried at fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments as described above as of September 30, 2017 and December 31, 2016 are as follows: (in thousands)

		2017		2016
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$23,088	$23,088	$29,478	$29,478
Interest bearing deposits	Level 1	35,486	35,486	31,737	31,737
Securities available-for-sale	See previous table	506,610	506,610	516,080	516,080
Loans receivable, net	Level 2	764,229	753,977	752,182	746,580
Loans held for sale	Level 2	280	280	243	243
Accrued income receivable	Level 1	8,423	8,423	7,769	7,769
Financial liabilities:
Deposits	Level 2	$1,114,538	$1,115,076	$1,109,409	$1,110,211
Securities sold under agreements to repurchase	Level 1	39,001	39,001	58,337	58,337
FHLB advances	Level 2	19,000	19,046	14,500	14,681
Other borrowings	Level 2	13,000	13,159	13,000	13,386
Accrued interest payable	Level 1	447	447	408	408

The methodologies used to determine fair value as of September 30, 2017 did not change from the methodologies described in the December 31, 2016 Annual Financial Statements.

6.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of September 30, 2017 and December 31, 2016 are summarized below: (in thousands)

2017:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$4,412	$37	$-	$4,449
U.S. government agencies	112,011	807	(161)	112,657
U.S. government mortgage-backed securities	80,948	1,091	(83)	81,956
State and political subdivisions	241,150	2,684	(396)	243,438
Corporate bonds	60,417	560	(143)	60,834
Equity securities, other	3,257	19	-	3,276
	$502,195	$5,198	$(783)	$506,610

2016:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$4,396	$18	$(46)	$4,368
U.S. government agencies	110,372	540	(703)	110,209
U.S. government mortgage-backed securities	82,279	1,018	(439)	82,858
State and political subdivisions	265,204	1,660	(2,416)	264,448
Corporate bonds	51,731	147	(694)	51,184
Equity securities, other	3,013	-	-	3,013
	$516,995	$3,383	$(4,298)	$516,080

The proceeds, gains and losses from securities available-for-sale are summarized as follows: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Proceeds from sales of securities available-for-sale	$933	$5,852	$11,757	$18,738
Gross realized gains on securities available-for-sale	38	66	501	303
Gross realized losses on securities available-for-sale	-	(1)	(2)	(7)
Tax provision applicable to net realized gains on securities available-for-sale	14	29	175	110

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of September 30, 2017 and December 31, 2016 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2017:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$28,424	$(125)	$3,773	$(36)	$32,197	$(161)
U.S. government mortgage-backed securities	10,639	(71)	1,997	(12)	12,636	(83)
State and political subdivisions	22,029	(81)	21,739	(315)	43,768	(396)
Corporate bonds	5,619	(11)	7,310	(132)	12,929	(143)
	$66,711	$(288)	$34,819	$(495)	$101,530	$(783)

	Less than 12 Months		12 Months or More		Total
2016:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$2,893	$(46)	$-	$-	$2,893	$(46)
U.S. government agencies	48,225	(703)	-	-	48,225	(703)
U.S. government mortgage-backed securities	33,753	(439)	-	-	33,753	(439)
State and political subdivisions	125,558	(2,226)	6,512	(190)	132,070	(2,416)
Corporate bonds	35,703	(694)	-	-	35,703	(694)
	$246,132	$(4,108)	$6,512	$(190)	$252,644	$(4,298)

Gross unrealized losses on debt securities totaled $783,000 as of September 30, 2017. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.     Loans Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and nine months ended September 30, 2017 and 2016 is as follows: (in thousands)

	Three Months Ended September 30, 2017
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2017	$780	$1,713	$4,437	$907	$2,071	$1,154	$126	$11,188
Provision (credit) for loan losses	(74)	15	155	36	(80)	(34)	39	57
Recoveries of loans charged-off	-	4	-	-	2	-	4	10
Loans charged-off	-	-	-	-	(109)	-	(6)	(115)
Balance, September 30, 2017	$706	$1,732	$4,592	$943	$1,884	$1,120	$163	$11,140

	Nine Months Ended September 30, 2017
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2016	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507
Provision (credit) for loan losses	(202)	12	632	82	735	(96)	59	1,222
Recoveries of loans charged-off	-	9	-	-	30	-	8	47
Loans charged-off	-	-	-	-	(609)	-	(27)	(636)
Balance, September 30, 2017	$706	$1,732	$4,592	$943	$1,884	$1,120	$163	$11,140

	Three Months Ended September 30, 2016
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2016	$758	$1,742	$3,890	$834	$1,439	$1,219	$253	$10,135
Provision (credit) for loan losses	121	32	(89)	-	169	12	(10)	235
Recoveries of loans charged-off	15	1	-	-	75	-	2	93
Loans charged-off	-	-	-	-	(1)	-	(11)	(12)
Balance, September 30, 2016	$894	$1,775	$3,801	$834	$1,682	$1,231	$234	$10,451

	Nine Months Ended September 30, 2016
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2015	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988
Provision (credit) for loan losses	(135)	(34)	244	74	308	(25)	9	441
Recoveries of loans charged-off	30	3	-	-	81	-	7	121
Loans charged-off	-	-	-	-	(78)	-	(21)	(99)
Balance, September 30, 2016	$894	$1,775	$3,801	$834	$1,682	$1,231	$234	$10,451

Allowance for loan losses disaggregated on the basis of impairment analysis method as of September 30, 2017 and December 31, 2016 is as follows: (in thousands)

2017		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$28	$-	$-	$747	$-	$48	$823
Collectively evaluated for impairment	706	1,704	4,592	943	1,137	1,120	115	10,317
Balance September 30, 2017	$706	$1,732	$4,592	$943	$1,884	$1,120	$163	$11,140

2016		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$76	$-	$-	$644	$-	$-	$720
Collectively evaluated for impairment	908	1,635	3,960	861	1,084	1,216	123	9,787
Balance December 31, 2016	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507

Loans receivable disaggregated on the basis of impairment analysis method as of September 30, 2017 and December 31, 2016 is as follows (in thousands):

2017		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$692	$703	$-	$3,250	$-	$85	$4,730
Collectively evaluated for impairment	44,041	148,148	350,508	79,181	70,916	67,711	10,201	770,706

Balance September 30, 2017	$44,041	$148,840	$351,211	$79,181	$74,166	$67,711	$10,286	$775,436

2016		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$660	$399	$-	$3,942	$-	$76	$5,077
Collectively evaluated for impairment	61,042	148,847	315,303	73,032	70,436	76,994	12,054	757,708

Balance December 31, 2016	$61,042	$149,507	$315,702	$73,032	$74,378	$76,994	$12,130	$762,785

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

The following is a recap of impaired loans, on a disaggregated basis, as of September 30, 2017 and December 31, 2016: (in thousands)

	2017			2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	610	750	-	452	473	-
Real estate - commercial	703	1,369	-	399	1,025	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	127	150	-	2,747	2,672	-
Agricultural	-	-	-	-	-	-
Consumer and other	28	30	-	76	81	-
Total loans with no specific reserve:	1,468	2,299	-	3,674	4,251	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	82	104	28	208	360	76
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	3,123	3,392	747	1,195	1,286	644
Agricultural	-	-	-	-	-	-
Consumer and other	57	60	48	-	-	-
Total loans with specific reserve:	3,262	3,556	823	1,403	1,646	720

Total
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	692	854	28	660	833	76
Real estate - commercial	703	1,369	-	399	1,025	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	3,250	3,542	747	3,942	3,958	644
Agricultural	-	-	-	-	-	-
Consumer and other	85	90	48	76	81	-

	$4,730	$5,855	$823	$5,077	$5,897	$720

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016: (in thousands)

	Three Months Ended September 30,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	631	18	481	-
Real estate - commercial	716	-	450	-
Real estate - agricultural	-	-	-	-
Commercial	139	2	67	-
Agricultural	-	-	11	-
Consumer and other	46	-	88	6
Total loans with no specific reserve:	1,532	20	1,097	6

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	128	-	626	-
Real estate - commercial	-	-	-	-
Real estate - agricultural	-	-	-	-
Commercial	3,263	-	1,003	2
Agricultural	-	-	-	-
Consumer and other	29	-	1	-
Total loans with specific reserve:	3,420	-	1,630	2

Total
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	759	18	1,107	-
Real estate - commercial	716	-	450	-
Real estate - agricultural	-	-	-	-
Commercial	3,402	2	1,070	2
Agricultural	-	-	11	-
Consumer and other	75	-	89	6

	$4,952	$20	$2,727	$8

	Nine Months Ended September 30,
	2017		2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$31
Real estate - 1 to 4 family residential	535	27	438	1
Real estate - commercial	648	-	465	22
Real estate - agricultural	-	-	-	-
Commercial	1,457	3	39	-
Agricultural	-	-	11	-
Consumer and other	60	-	66	6
Total loans with no specific reserve:	2,700	30	1,019	60

With an allowance recorded:
Real estate - construction	16	2	-	-
Real estate - 1 to 4 family residential	162	-	663	5
Real estate - commercial	-	-	26	-
Real estate - agricultural	-	-	-	-
Commercial	2,193	-	732	2
Agricultural	-	-	-	-
Consumer and other	15	1	1	-
Total loans with specific reserve:	2,386	3	1,422	7

Total
Real estate - construction	16	2	-	31
Real estate - 1 to 4 family residential	697	27	1,101	6
Real estate - commercial	648	-	491	22
Real estate - agricultural	-	-	-	-
Commercial	3,650	3	771	2
Agricultural	-	-	11	-
Consumer and other	75	1	67	6

	$5,086	$33	$2,441	$67

The interest foregone on nonaccrual loans for the three months ended September 30, 2017 and 2016 was approximately $88,000 and $46,000, respectively. The interest foregone on nonaccrual loans for the nine months ended September 30, 2017 and 2016 was approximately $289,000 and $124,000, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $3,098,000 as of September 30, 2017, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $3,672,000 as of December 31, 2016, all of which were included in impaired and nonaccrual loans.

The following table sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three and nine months ended September 30, 2017 and 2016: (dollars in thousands)

Three Months Ended September 30,
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

During the three and nine months ended September 30, 2017, the Company granted concessions to two borrowers that were experiencing financial difficulties. The loans were extended beyond their normal terms and on one loan the interest was capitalized.

During the three months ended September 30, 2016, the Company did not grant any concessions to any borrowers facing financial difficulties. During the nine months ended September 30, 2016, the Company granted concessions to two borrowers experiencing financial difficulties with six loans. The three consumer loans were extended beyond normal terms at an interest rate below a market interest rate. The three commercial operating loans were extended beyond normal terms.

The Company considers TDR loans to have payment default when it is past due 60 days or more.

No TDR modified during the twelve months ended September 30, 2017 and 2016 had payment defaults.

A $530,000 specific reserve was established in the nine months ended September 30, 2017 on two TDR loans. There were $257,000 of net charge-offs related to TDRs for the nine months ended September 30, 2017. There were no charge-offs related to TDRs for the three and nine months ended September 30, 2016.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2017 and December 31, 2016, is as follows: (in thousands)

2017		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$205	$-	$205	$43,836	$44,041	$-
Real estate - 1 to 4 family residential	1,065	476	1,541	147,299	148,840	81
Real estate - commercial	312	398	710	350,501	351,211	-
Real estate - agricultural	377	-	377	78,804	79,181	-
Commercial	129	429	558	73,608	74,166	-
Agricultural	207	-	207	67,504	67,711	-
Consumer and other	43	32	75	10,211	10,286	-

	$2,338	$1,335	$3,673	$771,763	$775,436	$81

2016		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$61,042	$61,042	$-
Real estate - 1 to 4 family residential	1,577	35	1,612	147,895	149,507	19
Real estate - commercial	1,420	-	1,420	314,282	315,702	-
Real estate - agricultural	-	-	-	73,032	73,032	-
Commercial	84	747	831	73,547	74,378	-
Agricultural	-	-	-	76,994	76,994	-
Consumer and other	36	3	39	12,091	12,130	3

	$3,117	$785	$3,902	$758,883	$762,785	$22

The credit risk profile by internally assigned grade, on a disaggregated basis, as of September 30, 2017 and December 31, 2016 is as follows: (in thousands)

2017	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$41,032	$329,263	$57,569	$59,420	$42,695	$529,979
Watch	3,009	17,927	18,984	10,020	23,828	73,768
Special Mention	-	189	1,234	-	-	1,423
Substandard	-	3,129	1,394	1,478	1,188	7,189
Substandard-Impaired	-	703	-	3,248	-	3,951

	$44,041	$351,211	$79,181	$74,166	$67,711	$616,310

2016	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$57,420	$288,107	$51,720	$59,506	$57,415	$514,168
Watch	3,245	22,833	15,251	9,512	18,938	69,779
Special Mention	-	204	4,228	96	75	4,603
Substandard	377	4,159	1,833	1,322	566	8,257
Substandard-Impaired	-	399	-	3,942	-	4,341

	$61,042	$315,702	$73,032	$74,378	$76,994	$601,148

The credit risk profile based on payment activity, on a disaggregated basis, as of September 30, 2017 and December 31, 2016 is as follows:

2017	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$148,069	$10,202	$158,271
Non-performing	771	84	855

	$148,840	$10,286	$159,126

2016	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$148,828	$12,051	$160,879
Non-performing	679	79	758

	$149,507	$12,130	$161,637

8.      Goodwill

Goodwill is not amortized but is evaluated for impairment at least annually. For income tax purposes, goodwill is amortized over fifteen years.

9.     Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at September 30, 2017 and December 31, 2016: (in thousands)

	2017		2016
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518	$1,793	$2,518	$1,563
Customer list	474	65	412	14

Total	$2,992	$1,858	$2,930	$1,577

The weighted average life of the intangible assets is 3 years as of September 30, 2017 and December 31, 2016.

The following sets forth the activity related to the intangible assets for the three and nine months ended September 30, 2017 and 2016: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Beginning intangible asset, net	$1,212	$1,122	$1,353	$1,309
Adjustment to intangible asset	12	-	62	-
Amortization	(90)	(86)	(281)	(273)

Ending intangible asset, net	$1,134	$1,036	$1,134	$1,036

Estimated remaining amortization expense on core deposit intangible for the years ending December 31st is as follows: (in thousands)

2017	$85
2018	319
2019	196
2020	139
2021	139
2022	133
2023	123

$1,134

10.    Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of September 30, 2017 and December 31, 2016: (in thousands)

	2017			2016
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$1,485	$-	$1,485	$1,476	$-	$1,476
U.S. government agencies	48,363	-	48,363	46,557	-	46,557
U.S. government mortgage-backed securities	24,514	-	24,514	30,376	-	30,376

Total	$74,362	$-	$74,362	$78,409	$-	$78,409

Term repurchase agreements (Other borrowings):
U.S. government agencies	$-	$15,174	$15,174	$-	$15,068	$15,068
U.S. government mortgage-backed securities	-	-	-	-	354	354

Total	$-	$15,174	$15,174	$-	$15,422	$15,422

Total pledged collateral	$74,362	$15,174	$89,536	$78,409	$15,422	$93,831

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

11.    Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows: (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2017:
Total capital (to risk- weighted assets):
Consolidated	$175,203	17.7%	$91,324	9.25%	N/A	N/A
Boone Bank & Trust	15,325	16.7	8,486	9.25	$9,174	10.0%
First National Bank	81,177	15.4	48,867	9.25	52,829	10.0
Reliance State Bank	26,957	15.9	15,661	9.25	16,931	10.0
State Bank & Trust	20,217	16.5	11,337	9.25	12,256	10.0
United Bank & Trust	14,903	20.4	6,741	9.25	7,288	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$163,536	16.6%	$71,578	7.25%	N/A	N/A
Boone Bank & Trust	14,419	15.7	6,651	7.25	$7,339	8.0%
First National Bank	75,221	14.2	38,301	7.25	42,263	8.0
Reliance State Bank	24,947	14.7	12,275	7.25	13,545	8.0
State Bank & Trust	18,680	15.2	8,886	7.25	9,805	8.0
United Bank & Trust	14,084	19.3	5,284	7.25	5,830	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$163,536	12.1%	$53,995	4.00%	N/A	N/A
Boone Bank & Trust	14,419	10.5	5,484	4.00	$6,855	5.0%
First National Bank	75,221	10.0	29,942	4.00	37,428	5.0
Reliance State Bank	24,947	12.2	8,147	4.00	10,184	5.0
State Bank & Trust	18,680	11.9	6,297	4.00	7,871	5.0
United Bank & Trust	14,084	12.9	4,372	4.00	5,465	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$163,536	16.6%	$56,769	5.75%	N/A	N/A
Boone Bank & Trust	14,419	15.7	5,275	5.75	$5,963	6.5%
First National Bank	75,221	14.2	30,377	5.75	34,339	6.5
Reliance State Bank	24,947	14.7	9,735	5.75	11,005	6.5
State Bank & Trust	18,680	15.2	7,047	5.75	7,967	6.5
United Bank & Trust	14,084	19.3	4,190	5.75	4,737	6.5

* These ratios for September 30, 2017 include a capital conservation buffer of 1.25%, except for the Tier 1 capital to average weighted assets ratios.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2016:
Total capital (to risk- weighted assets):
Consolidated	$170,358	17.2%	$85,241	8.625%	N/A	N/A
Boone Bank & Trust	15,044	17.2	7,534	8.625	$8,735	10.0%
First National Bank	78,322	15.3	44,279	8.625	51,338	10.0
Reliance State Bank	26,095	14.1	15,927	8.625	18,466	10.0
State Bank & Trust	20,170	16.4	10,590	8.625	12,278	10.0
United Bank & Trust	14,897	19.2	6,684	8.625	7,749	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$159,325	16.1%	$65,475	6.625%	N/A	N/A
Boone Bank & Trust	14,132	16.2	5,787	6.625	$6,988	8.0%
First National Bank	72,750	14.2	34,011	6.625	41,070	8.0
Reliance State Bank	24,139	13.1	12,234	6.625	14,773	8.0
State Bank & Trust	18,633	15.2	8,134	6.625	9,822	8.0
United Bank & Trust	14,078	18.2	5,134	6.625	6,199	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$159,325	12.0%	$53,316	4.000%	N/A	N/A
Boone Bank & Trust	14,132	10.2	5,529	4.000	$6,911	5.0%
First National Bank	72,750	10.0	29,077	4.000	36,347	5.0
Reliance State Bank	24,139	11.5	8,374	4.000	10,467	5.0
State Bank & Trust	18,633	11.6	6,449	4.000	8,061	5.0
United Bank & Trust	14,078	12.5	4,523	4.000	5,654	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,325	16.1%	$50,650	5.125%	N/A	N/A
Boone Bank & Trust	14,132	16.2	4,477	5.125	$5,678	6.5%
First National Bank	72,750	14.2	26,311	5.125	33,370	6.5
Reliance State Bank	24,139	13.1	9,464	5.125	12,003	6.5
State Bank & Trust	18,633	15.2	6,292	5.125	7,981	6.5
United Bank & Trust	14,078	18.2	3,972	5.125	5,037	6.5

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

12.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after September 30, 2017, but prior to November 8, 2017, that provided additional evidence about conditions that existed at September 30, 2017. There were no other significant events or transactions that provided evidence about conditions that did not exist at September 30, 2017.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. The Banks also offer investment services through a third-party broker-dealer. The Company employs fourteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training and the coordination of management activities, in addition to 205 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Banks; (iii) fees on wealth management services provided by those Banks exercising trust powers; (iv) service fees on deposit accounts maintained at the Banks and (v) Merchant and card fees. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) provision for loan losses; (iii) salaries and employee benefits; (iv) data processing costs associated with maintaining the Banks’ loan and deposit functions; (v) occupancy expenses for maintaining the Bank’s facilities; and (vi) professional fees. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposits and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company had net income of $3,928,000, or $0.42 per share, for the three months ended September 30, 2017, compared to net income of $3,804,000, or $0.41 per share, for the three months ended September 30, 2016.

The increase in quarterly earnings can be primarily attributed to an increase in loan interest income and a lower provision for loan losses, offset in part by increases in interest expense.

Net loan charge-offs (recoveries) totaled $105,000 and $(81,000) for the three months ended September 30, 2017 and 2016, respectively. The provision for loan losses totaled $57,000 and $235,000 for the three months ended September 30, 2017 and 2016, respectively.

The Company had net income of $11,011,000, or $1.18 per share, for the nine months ended September 30, 2017, compared to net income of $11,710,000, or $1.26 per share, for the nine months ended September 30, 2016. The decrease in nine month earnings can be primarily attributed to a higher provision for loan losses and increases in interest expense, offset in part by an increase in loan interest income.

Net loan charge-offs (recoveries) totaled $589,000 and $(22,000) for the nine months ended September 30, 2017 and 2016, respectively. The provision for loan losses totaled $1,222,000 and $441,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 5,787 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	9 Months
	Ended	Ended	3 Months Ended		Years Ended December 31,
	September 30, 2017		June 30, 2017		2016		2015
	Company		Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.15%	1.07%	1.01%	1.14%	1.18%	1.04%	1.13%	1.04%

Return on equity	9.08%	8.64%	8.17%	10.11%	9.38%	9.32%	9.44%	9.31%

Net interest margin	3.29%	3.25%	3.25%	3.22%	3.36%	3.13%	3.33%	3.07%

Efficiency ratio	52.42%	53.16%	52.93%	56.32%	51.95%	58.28%	53.59%	59.91%

Capital ratio	12.70%	12.41%	12.37%	9.69%	12.60%	9.48%	12.00%	9.59%

*Latest available data

Key performances indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.15% for the three months ended September 30, 2017 and 2016.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 9.08% and 8.91% for the three months ended September 30, 2017 and 2016, respectively. The increase in this ratio in 2017 from the previous period is primarily due to an increase in net income.

●	Net Interest Margin

The net interest margin for the three months ended September 30, 2017 and 2016 was 3.29% and 3.38%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings. The decrease in this ratio in 2017 is primarily the result of an increase in the interest rates on deposits.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 52.42% and 50.71% for the three months ended September 30, 2017 and 2016, respectively. The efficiency ratio remained consistent with prior periods.

●	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.70% as of September 30, 2017 is significantly higher than the industry average of 9.69% as of June 30, 2017.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2017:

Higher Net Interest Income Lifts Industry Earnings

Higher net interest income and restrained growth in operating expenses helped lift banking industry profits in second quarter 2017. The 5,787 commercial banks and savings institutions insured by the FDIC reported net income of $48.3 billion for the quarter, an increase of $4.7 billion (10.7%) compared with the second quarter of 2016. Almost two out of every three banks, 63.4% reported year-over-year earnings improvement, while only 4.1% were unprofitable, down from 4.6% a year earlier. The average return on assets (ROA) rose to 1.14% from 1.06% the year before. This is the highest quarterly ROA for the industry since second quarter 2007.

Net Interest Margins Improve

Net operating revenue—the sum of net interest income and total noninterest income—rose to $190.5 billion in the second quarter, an $11 billion (6.1%) increase from second quarter 2016. Most of the improvement consisted of higher net interest income, which was $10.3 billion (9.1%) higher than a year earlier. The increase in net interest income helped lift the industry’s net interest margin (NIM) to 3.22%, from 3.08% in second quarter 2016. This is the highest quarterly NIM since fourth quarter 2013. While 57.7% of all banks reported higher NIMs, the improvement was greatest at larger institutions. More of their assets reprice or mature in the short term, and they are better-positioned to benefit from rising short-term interest rates. Noninterest income totaled $66.8 billion, up $654 million (1%) from a year earlier. Income from asset servicing was $1 billion (93.9%) higher, while gains on asset sales were $1.6 billion (31.7%) lower. Trading income fell $313 million (4.5%).

Noninterest Expense Growth Is Moderate

Banks set aside $12 billion in loan-loss provisions during the second quarter, up $273 million (2.3%) from the previous year. Slightly more than one-third of all banks—36.5%—increased their loss provisions versus second quarter 2016, while 32.2% reported lower provisions. Noninterest expenses totaled $108.6 billion, an increase of $3.5 billion (3.3%). Expenses for salaries and employee benefits were $2.1 billion (4.3%) higher than a year earlier, as the total number of employees rose by 48,019 (2.3%).

Noncurrent Loan Balances Decline Further

The amount of loans and leases that were noncurrent—90 days or more past due or in nonaccrual status—fell for the 28th time in the last 29 quarters, declining by $8.4 billion (6.7%) in the three months ended June 30. Noncurrent balances declined in all major loan categories during the quarter. Noncurrent residential mortgage loans fell by $4.8 billion (7.9%), while noncurrent C&I loans declined by $2.2 billion (9.5%). The average noncurrent loan rate fell from 1.34% to 1.23% during the quarter, the lowest since third quarter 2007.

Banks Shift Their Reserve Allocations

Total loan-loss reserves posted a modest ($197 million, 0.2%) decline during the second quarter. The industry’s coverage ratio of reserves to noncurrent loans and leases rose from 97.5% to 104.3%, the highest level since third quarter 2007. Banks with assets greater than $1 billion, which account for 90% of the industry’s loss reserves, increased their reserves for credit card losses by $1.4 billion (4.3%), while reducing their reserves for commercial loan losses by $1.1 billion (3.3%) and their reserves for residential real estate loan losses by $922 million (5.5%).

Retained Earnings Drive Capital Growth

Equity capital increased by $38.7 billion (2%) during the quarter. Retained earnings contributed $20 billion to the growth in capital, $322 million (1.6%) less than in second quarter 2016. Banks declared $28.3 billion in dividends in the quarter, up $5 billion (21.4%) from the year-earlier quarter. Lower long-term interest rates contributed to an $8 billion improvement in accumulated other comprehensive income, which was reflected in the equity capital increase. At the end of the quarter, 99.4% of all FDIC-insured institutions, representing 99.96% of total industry assets, met or exceeded the requirements for well-capitalized banks, as defined for Prompt Corrective Action purposes.

Banks Reduce Their Federal Reserve Bank Balances

Industry assets surpassed $17 trillion for the first time at the end of the second quarter, rising by $100.8 billion (0.6%) during the three months ended June 30. Banks reduced their balances at Federal Reserve banks by $102.4 billion (8%). They also reduced their investment securities by $15 billion (0.4%), as U.S. Treasury securities fell by $49.9 billion (9.7%), and mortgage-backed securities rose by $38 billion (1.9%). Securities held in available-for-sale accounts declined by $59 billion (9.7%), while securities in held-to-maturity accounts increased by $44 billion (4.7%). Assets in trading accounts increased by $18.7 billion (3.2%) during the quarter. The percentage of industry assets maturing or repricing in more than three years remained unchanged from the first quarter, at 35.4%. The all-time high level for this percentage—35.5%—occurred at the end of fourth quarter 2016.

The Annual Loan Growth Rate Slows for a Third Consecutive Quarter

Total loans and leases increased by $161.2 billion (1.7%) during the second quarter. All major loan categories posted increases, led by residential mortgage loans (up $35.1 billion, 1.8%), credit card balances (up $23.6 billion, 3.1%), and C&I loans (up $22.1 billion, 1.1%). Unused loan commitments increased by $25.9 billion (0.4%). For the 12 months ended June 30, total loans and leases increased by $337.6 billion (3.7%), while unused loan commitments rose by $274.8 billion (3.9%). The 12-month growth rate for total loans and leases has slowed in each of the last three quarters. A year ago, the 12-month loan growth rate was 6.7%. The 12-month growth rate in unused loan commitments has slowed for six consecutive quarters. In 2015, unused commitments increased 6.6%.

The Number of Banking Employees Rises 2.3% Over the Past Year

The number of FDIC-insured commercial banks and savings institutions reporting financial results fell to 5,787 in the second quarter, from 5,856 in the first quarter. During the second quarter, three insured institutions failed, while 62 institutions were absorbed by mergers. No new reporters were added during the quarter. The number of institutions on the FDIC’s Problem Bank List declined for a 25th consecutive quarter, from 112 to 105. This is the smallest number of problem banks since March 31, 2008, and is almost 90% below the peak of 888 at the end of March 2011. The number of full-time equivalent employees rose by 11,663 (0.6%) to 2,093,278 during the quarter, which was 48,019 higher than second quarter 2016 (2.3%). This is still 5.9% below the peak of 2,223,383 employees in first quarter 2007.

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

Goodwill

Goodwill arose in connection with two acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At September 30, 2017, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

Income Statement Review for the Three Months ended September 30, 2017 and 2016

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2017 and 2016:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$77,788	$920	4.73%	$88,265	$1,014	4.59%
Agricultural	67,951	922	5.43%	73,879	900	4.87%
Real estate	623,214	6,756	4.34%	555,002	6,131	4.42%
Consumer and other	10,514	132	5.03%	21,513	191	3.56%

Total loans (including fees)	779,467	8,730	4.48%	738,659	8,236	4.46%

Investment securities
Taxable	275,498	1,558	2.26%	259,212	1,425	2.20%
Tax-exempt 2	230,249	1,862	3.23%	249,400	2,045	3.28%
Total investment securities	505,747	3,420	2.70%	508,612	3,470	2.73%

Interest bearing deposits with banks and federal funds sold	27,183	115	1.69%	25,533	87	1.36%

Total interest-earning assets	1,312,397	$12,265	3.74%	1,272,804	$11,793	3.71%

Noninterest-earning assets	49,366			55,732

TOTAL ASSETS	$1,361,763			$1,328,536

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$712,550	$685	0.38%	$658,522	$325	0.20%
Time deposits > $100,000	83,793	240	1.15%	84,034	196	0.93%
Time deposits < $100,000	113,112	244	0.86%	123,648	233	0.75%
Total deposits	909,455	1,169	0.51%	866,204	754	0.35%
Other borrowed funds	71,266	292	1.64%	94,504	274	1.16%

Total Interest-bearing liabilities	980,721	1,461	0.60%	960,708	1,028	0.43%

Noninterest-bearing liabilities
Demand deposits	200,934			188,419
Other liabilities	7,132			8,710

Stockholders' equity	172,976			170,699

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,361,763			$1,328,536

Net interest income		$10,804	3.29%		$10,765	3.38%

Spread Analysis
Interest income/average assets	$12,265	3.60%		$11,793	3.55%
Interest expense/average assets	$1,461	0.43%		$1,028	0.31%
Net interest income/average assets	$10,804	3.17%		$10,765	3.24%

Net Interest Income

For the three months ended September 30, 2017 and 2016, the Company's net interest margin adjusted for tax exempt income was 3.29% and 3.38%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2017 totaled $10,152,000 compared to $10,050,000 for the three months ended September 30, 2016.

For the three months ended September 30, 2017, interest income increased $535,000, or 5%, when compared to the same period in 2016. The increase from 2016 was primarily attributable to higher average balance of loans. The higher average balances of loans were due primarily to favorable economic conditions in our market areas.

Interest expense increased $433,000, or 42%, for the three months ended September 30, 2017 when compared to the same period in 2016. The higher interest expense for the period is primarily attributable to higher rates on core deposits due to competitive pressures.

Provision for Loan Losses

The Company’s provision for loan losses was $57,000 and $235,000 for the three months ended September 30, 2017 and 2016, respectively. The decrease in the provision for loan losses was due primarily to an increase in specific reserves for one loan in 2016. Net loan charge-offs (recoveries) were $105,000 and $(81,000) for the three months ended September 30, 2017 and 2016, respectively. The increase net charge-offs related primarily to one commercial operating customer relationship. While the current provision for loan losses are not related to agricultural loans, Company management is seeing weakness in the Iowa agricultural economy as a result of the current low grain prices; however, initial crop yield reports have been favorable in the Company’s market area as of the end of the quarter.

Noninterest Income and Expense

Noninterest income decreased $144,000 for the three months ended September 30, 2017 compared to the same period in 2016. The decrease in noninterest income is primarily due to a slowdown in the refinance of home loans held for sale resulting in lower gains on the sale of loans, offset in part by a 9% increase in wealth management income. The increase in wealth management income is primarily due to an revenue increases associated with an acquisition and higher revenues related to increases in assets under management, offset in part by lower one time estate fees. Exclusive of realized securities gains, noninterest income was 6% lower in the third quarter of 2017 compared to the same period in 2016.

Noninterest expense increased $184,000 or 3% for the three months ended September 30, 2017 compared to the same period in 2016 primarily as a result of lower other real estate owned income and higher occupancy costs. The decrease in other real estate income was due to the continuing lower levels of other real estate owned. The higher occupancy costs were primarily related to an increase in property tax expense. The efficiency ratio was 52.42% for the third quarter of 2017 as compared to 50.71% in 2016.

Income Taxes

The provision for income taxes expense for the three months ended September 30, 2017 and 2016 was $1,730,000 and $1,903,000, respectively, representing an effective tax rate of 31% and 33%, respectively. The lower effective tax rate than the expected tax rate of 35% for both periods is primarily due to tax-exempt interest income. The initial recording of a valuation allowance on a deferred tax asset resulted in a higher effective tax rate in 2016.

Income Statement Review for the Nine Months ended September 30, 2017 and 2016

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2017 and 2016:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$77,471	$2,613	4.50%	$94,121	$3,192	4.52%
Agricultural	69,093	2,703	5.22%	75,211	2,754	4.88%
Real estate	612,845	19,620	4.27%	528,179	17,595	4.44%
Consumer and other	11,121	411	4.92%	21,897	584	3.56%

Total loans (including fees)	770,530	25,347	4.39%	719,408	24,125	4.47%

Investment securities
Taxable	271,913	4,637	2.27%	262,604	4,393	2.23%
Tax-exempt 2	241,160	5,875	3.25%	253,688	6,335	3.33%
Total investment securities	513,073	10,512	2.73%	516,292	10,728	2.77%

Interest bearing deposits with banks and federal funds sold	36,633	365	1.33%	34,930	297	1.13%

Total interest-earning assets	1,320,236	$36,224	3.66%	1,270,630	$35,150	3.69%

Noninterest-earning assets	49,268			54,989

TOTAL ASSETS	$1,369,504			$1,325,619

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$717,946	$1,819	0.34%	$663,891	$965	0.19%
Time deposits > $100,000	82,956	671	1.08%	86,632	590	0.91%
Time deposits < $100,000	115,646	714	0.82%	125,745	704	0.75%
Total deposits	916,548	3,204	0.47%	876,268	2,259	0.34%
Other borrowed funds	75,662	863	1.52%	84,261	796	1.26%

Total Interest-bearing liabilities	992,210	4,067	0.55%	960,529	3,055	0.42%

Noninterest-bearing liabilities
Demand deposits	200,020			190,176
Other liabilities	7,319			7,606

Stockholders' equity	169,955			167,308

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,369,504			$1,325,619

Net interest income		$32,157	3.25%		$32,095	3.37%

Spread Analysis
Interest income/average assets	$36,224	3.53%		$35,150	3.54%
Interest expense/average assets	$4,067	0.40%		$3,055	0.31%
Net interest income/average assets	$32,157	3.13%		$32,095	3.23%

Net Interest Income

For the nine months ended September 30, 2017 and 2016, the Company's net interest margin adjusted for tax exempt income was 3.25% and 3.37%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2017 totaled $30,100,000 compared to $29,877,000 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, interest income increased $1,235,000, or 4%, when compared to the same period in 2016. The increase from 2016 was primarily attributable to higher average balance of loans, offset in part by lower yields on loans. The higher average balances of loans were due primarily to favorable economic conditions in our market areas. The lower yields on loans were due primarily to competitive pressures.

Interest expense increased $1,012,000, or 33%, for the nine months ended September 30, 2017 when compared to the same period in 2016. The higher interest expense for the period is primarily attributable to higher rates on core deposits due to competitive pressures.

Provision for Loan Losses

The Company’s provision for loan losses was $1,222,000 and $441,000 for the nine months ended September 30, 2017 and 2016, respectively. The increase in the provision for loan losses was due primarily to the increase in the specific reserve for one commercial credit and growth in the loan portfolio. Net loan charge-offs (recoveries) were $589,000 and $(22,000) for the nine months ended September 30, 2017 and 2016, respectively. The increase in the net loan charge-offs were related primarily to commercial operating loans with construction contractors. While the current provision for loan losses are not related to agricultural loans, Company management is seeing weakness in the Iowa agricultural economy as a result of the current low grain prices; however, initial crop yield reports have been favorable in the Company’s market area as of the end of the quarter.

Noninterest Income and Expense

Noninterest income decreased $63,000 for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease in noninterest income is primarily due to decreases in gain on sale of loans and service fees, offset in part by an increase in security gains and other noninterest income. The decrease in the gain on the sale of loans is primarily due to a slowdown in the refinance of home loans held for sale resulting in lower revenue. The increase in other noninterest income is primarily due to the collection of $73,000 on a court judgement previously deemed uncollectible by First Bank prior to the Company’s acquisition in 2014. Exclusive of realized securities gains, noninterest income was 5% lower for the nine months ended September 30, 2017 compared to the same period in 2016.

Noninterest expense increased $504,000 or 3% for the nine months ended September 30, 2017 compared to the same period in 2016 primarily as a result of normal salary and benefit increases and higher data processing costs. Data processing increases were due to increasing technology costs. The efficiency ratio was 53.16% for the nine months ended September 30, 2017 as compared to 51.99% in same period in 2016.

Income Taxes

The provision for income taxes expense for the nine months ended September 30, 2017 and 2016 was $4,662,000 and $5,087,000, respectively, representing an effective tax rate of 30% and 30%, respectively. The lower effective tax rate than the expected income tax rate of 35% for both periods is primarily due to tax-exempt interest income.

Balance Sheet Review

As of September 30, 2017, total assets were $1,364,940,000, a $1,513,000 decrease compared to December 31, 2016. The decrease in assets was due primarily to a decrease in cash and due from banks and securities available for sale, offset by an increase in loans.

Investment Portfolio

The investment portfolio totaled $506,610,000 as of September 30, 2017, a decrease of $9,469,000 from the December 31, 2016 balance of $516,080,000. The decrease in the investment portfolio was primarily due to sales, calls and maturities of state and political subdivision bonds.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of September 30, 2017, gross unrealized losses of $783,000, are considered to be temporary in nature due to the interest rate environment of 2017 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At September 30, 2017, the Company’s investment securities portfolio included securities issued by 266 government municipalities and agencies located within 24 states with a fair value of $243.4 million. At December 31, 2016, the Company’s investment securities portfolio included securities issued by 286 government municipalities and agencies located within 25 states with a fair value of $264.4 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of September 30, 2017 was $4.4 million (approximately 2.0% of the fair value of the governmental municipalities and agencies) represented by the Dubuque, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of September 30, 2017 and December 31, 2016 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2017		2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$60,493	$60,732	$75,142	$74,408
Texas	12,188	12,359	11,091	11,065
Pennsylvania	8,720	8,795	8,728	8,654
Washington	6,640	6,609	7,221	6,957
Other (2017: 16 states; 2016: 17 states)	24,150	24,601	28,064	28,258

Total general obligation bonds	$112,191	$113,096	$130,246	$129,342

Revenue bonds:
Iowa	$118,886	$120,175	$126,750	$126,964
Other (2017: 9 states; 2016: 10 states)	10,073	10,167	8,208	8,142

Total revenue bonds	$128,959	$130,342	$134,958	$135,106

Total obligations of states and political subdivisions	$241,150	$243,438	$265,204	$264,448

As of September 30, 2017 and December 31, 2016, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 5 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2017		2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$72,894	$73,917	$77,586	$78,085
Water	14,139	14,218	11,283	11,296
College and universities, primarily dormitory revenues	10,457	10,538	14,105	13,907
Leases	9,062	9,098	9,106	8,960
Electric	8,428	8,545	8,446	8,459
Other	13,979	14,026	14,432	14,399

Total revenue bonds by revenue source	$128,959	$130,342	$134,958	$135,106

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $764,229,000, $768,208,000 and $752,182,000 as of September 30, 2017, June 30, 2017 and December 31, 2016, respectively. The increase in the loan portfolio since December 31, 2016 is primarily due to steady loan demand, in the Ames and Des Moines markets.   Loan demand has softened in the third quarter of 2017.

Deposits

Deposits totaled $1,114,538,000, $1,126,771,000 and $1,109,409,000 as of September 30, 2017, June 30, 2017 and December 31, 2016, respectively. The increase in deposits since December 31, 2016 was primarily due to increases in public funds NOW account balances. The decrease in deposits since June 30, 2017 was primarily due to decreases in retail NOW and public funds money market account balances.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $39,001,000 as of September 30, 2017, a decrease of $19,336,000, or 33%, from the December 31, 2016 balance of $58,337,000. The decrease in primarily due to withdrawals from three commercial accounts.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on September 30, 2017 totaled $764,229,000 compared to $752,182,000 as of December 31, 2016. Net loans comprise 56% of total assets as of September 30, 2017. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.62% at September 30, 2017, as compared to 0.67% at December 31, 2016 and 0.40% at September 30, 2016. The Company’s level of problem loans as a percentage of total loans at September 30, 2017 of 0.62% is lower than the Company’s peer group (339 bank holding companies with assets of $1 billion to $3 billion) of 0.72% as of June 30, 2017.

Impaired loans, net of specific reserves, totaled $3,907,000 as of September 30, 2017 and have decreased $450,000 as compared to the impaired loans of $4,357,000 as of December 31, 2016.

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

The Company had TDRs of $3,098,000 as of September 30, 2017, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $3,672,000 as of December 31, 2016, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. A $530,000 specific reserve was established in the nine months ended September 30, 2017 on a TDR loan. The Company had $257,000 of net charge-offs related to TDRs for the nine months ended September 30, 2017 and none for the same period in 2016.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual. As of September 30, 2017, non-accrual loans totaled $4,726,000 and there was one loan in the amount of $81,000 past due 90 days and still accruing. This compares to non-accrual loans of $5,077,000 and loans past due 90 days and still accruing totaled $22,000 as of December 31, 2016. Other real estate owned totaled $385,000 as of September 30, 2017 and $546,000 as of December 31, 2016.

The agricultural real estate and agricultural operating loan portfolio classifications remain in a weakened position. The watch and special mention loans in these categories totaled $44,046,000 as of September 30, 2017 as compared to $38,492,000 as of December 31, 2016. The substandard loans in these categories totaled $2,582,000 as of September 30, 2017 as compared to $2,399,000 as of December 31, 2016. The increase in these categories is primarily due to the impact on agricultural loans of low grain prices, mitigated by indications of favorable yields in 2017.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2017 was 1.44%, as compared to 1.38% at December 31, 2016. The allowance for loan losses totaled $11,140,000 and $10,507,000 as of September 30, 2017 and December 31, 2016, respectively. Net charge-offs (recoveries) of loans totaled $589,000 and $(22,000) for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of September 30, 2017 and December 31, 2016 totaled $58,574,000 and $61,215,000, respectively, and provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of September 30, 2017 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $183,824,000, with $19,000,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $108,571,000, with no outstanding federal fund purchase balances as of September 30, 2017. The Company had securities sold under agreements to repurchase totaling $39,001,000 and term repurchase agreements of $13,000,000 as of September 30, 2017.

Total investments as of September 30, 2017 were $506,610,000 compared to $516,080,000 as of December 31, 2016. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of September 30, 2017.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2017 totaled $13,553,000 compared to $14,585,000 for the nine months ended September 30, 2016. The decrease in cash provided by operating activities was primarily due to lower net income.

Net cash used in investing activities for the nine months ended September 30, 2017 was $4,184,000 compared to $14,181,000 for the nine months ended September 30, 2016. The decrease of $9,997,000 in cash used in investing activities was primarily due to a net decrease in the change in the loan portfolio of $26,204,000, offset in part by lower levels of proceeds from the sale of securities of $6,981,000 and a net increase in the change in the interest bearing deposits.

Net cash used in financing activities for the nine months ended September 30, 2017 totaled $15,759,000 compared to $3,105,000 for the nine months ended September 30, 2016. The change of $12,654,000 in net cash used in financing activities was primarily due to a decrease in securities sold under agreements to repurchase in 2017 of $19,336,000 as compared to a decrease of $4,432,000 in 2016 and a decrease in proceeds from short-term FHLB borrowings of $15,500,000, offset in part by an increase in deposits in 2017 of $5,129,000 as compared to a decrease of $12,358,000 in 2016. As of September 30, 2017, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $7,655,000 and $6,825,000 for the nine months ended September 30, 2017 and 2016, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.22 per share in 2017 from $0.21 per share in 2016.

The Company, on an unconsolidated basis, has interest bearing deposits totaling $13,287,000 as of September 30, 2017 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of September 30, 2017 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2017 totaled $173,329,000 and was $8,224,000 higher than the $165,105,000 recorded as of December 31, 2016. The increase in stockholders’ equity was primarily due to net income and an increase in accumulated other comprehensive income, reduced by dividends declared. The increase in other comprehensive income is created by lower market interest rates on the longer end of the interest yield curve compared to December 31, 2016, which resulted in higher fair values in the securities available-for-sale portfolio. At September 30, 2017 and December 31, 2016, stockholders’ equity as a percentage of total assets was 12.70% and 12.08%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of September 30, 2017.

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

In November, 2016, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of September 30, 2017, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2017.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2017 to July 31, 2017	-	$-	-	100,000

August 1, 2017 to August 31, 2017	-	$-	-	100,000

September 1, 2017 to September 30, 2017	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: November 8, 2017	By:	/s/ Thomas H. Pohlman

Thomas H. Pohlman, Chief Executive Officer and President

	By:	/s/ John P. Nelson

John P. Nelson, Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
-----------	-------------------------------------------------------------------------------------------
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)     These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.