Form 10-K
period 2017-12-31
AMES NATIONAL CORP
filed 2018-03-12
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017.	Commission File Number 0-32637.

---------

AMES NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 5TH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes__    No_X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__    No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X__    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer, large accelerated filer, a smaller reporting company or an emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer____  Accelerated filer __X__   Non-accelerated filer ____  Smaller reporting company ____  Emerging growth company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _  No _X_

As of June 30, 2017, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $280,293,001. Shares of common stock beneficially owned by each executive officer and director of the Company have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock on February 28, 2018, was 9,310,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on or about March 16, 2018, are incorporated by reference into Part III of this Form 10-K.

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

The principal sources of Company revenue are: (i) interest and fees earned on loans made or held by the Company and Banks; (ii) interest on investments, primarily on bonds, held by the Banks; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at the Banks; (v) merchant and card fees; (vi) gain on the sale of loans; and (vii) securities gains. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) professional fees; and (vi) business development. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Banks’ lending activities consist primarily of short-term and medium-term commercial and agricultural real estate loans, residential real estate loans, agricultural and business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans and origination of mortgage loans for sale into the secondary market. The Banks also offer a variety of demand, savings and time deposits, cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks and automated/video teller machine access. Four of the five Banks also offer trust services, which includes wealth management services.

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

As of December 31, 2017, First National had capital of $76,640,000 and 115 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2017, 2016 and 2015 of approximately $7,154,000, $7,858,000 and $7,223,000, respectively. Total assets as of December 31, 2017, 2016 and 2015 were approximately $756,222,000, $755,296,000 and $704,289,000, respectively.

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

As of December 31, 2017, State Bank had capital of $18,478,000 and 20 full-time equivalent employees. State Bank had net income for the years ended December 31, 2017, 2016 and 2015 of approximately $1,672,000, $2,323,000 and $2,311,000, respectively. Total assets as of December 31, 2017, 2016 and 2015 were approximately $158,988,000, $160,739,000 and $154,847,000, respectively.

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

As of December 31, 2017, Boone Bank had capital of $14,379,000 and 22 full-time equivalent employees. Boone Bank had net income for the years ended December 31, 2017, 2016 and 2015 of approximately $1,522,000, $1,763,000 and $1,684,000, respectively. Total assets as of December 31, 2017, 2016 and 2015 were approximately $134,278,000, $133,837,000 and $135,767,000, respectively.

Reliance State Bank, Story City, Iowa. Reliance Bank is an Iowa, state-chartered, FDIC insured commercial bank. Reliance Bank was organized in 1928. Reliance Bank was acquired by the Company in 1995 through a stock transaction whereby the then shareholders of Reliance Bank exchanged all their Reliance Bank stock for stock in the Company. In 2012, Reliance Bank completed the purchase of a bank office of Liberty Bank, F.S.B. located in Garner, Iowa (the “Liberty Acquisition”).   Reliance Bank provides full banking services to businesses and residents within the Story City and Garner communities and surrounding areas. While its primary emphasis is in agricultural lending, Reliance Bank also provides the traditional lending services typically offered by community banks. It conducts business from its main office located in Story City and full service office located in Garner.

As of December 31, 2017, Reliance Bank had capital of $30,032,000 and 31 full-time equivalent employees. Reliance Bank had net income for the years ended December 31, 2017, 2016 and 2015 of approximately $2,515,000, $2,779,000 and $2,569,000, respectively. Total assets as of December 31, 2017, 2016 and 2015 were approximately $220,385,000, $222,664,000 and $219,452,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally-chartered, commercial bank insured by the FDIC. It was chartered in 2002 and offers a broad range of deposit and loan products, as well as wealth management services to customers located in the Marshalltown and surrounding Marshall County area. It conducts business from its main office and a full service office, both located in Marshalltown.

As of December 31, 2017, United Bank had capital of $14,118,000 and 19 full-time equivalent employees. United Bank had net income for the years ended December 31, 2017, 2016 and 2015 of approximately $1,033,000, $1,271,000 and $1,296,000, respectively. Total assets as of December 31, 2017, 2016 and 2015 were approximately $107,848,000, $111,226,000 and $112,480,000, respectively.

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

The types of loans the Banks offer include:

●	operating and working capital loans
●	loans to finance equipment and other capital purchases
●	commercial real estate loans
●	business lines of credit
●	term loans
●	loans to professionals
●	financing guaranteed under Small Business Administration programs
●	letters of credit

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

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios of not to exceed 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination. Fully amortized monthly repayment terms normally do not exceed twenty five years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 55% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is dependent on commodity prices, weather conditions and government programs.

Commercial and Agricultural Operating Lines - These loans are typically made to businesses and farm operations with terms up to twelve months. The credit needs are generally seasonal with the source of repayment coming from the entity’s normal business cycle. Cash flow reviews are completed to establish the ability to service the debt within the terms of the loan. A first priority lien on the general assets of the business normally secures these types of loans. Loan-to-value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Crop and hail insurance is required for most agricultural borrowers. Loans are generally guaranteed by the principal(s).

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

Employees

At December 31, 2017, the Banks had a total of 207 full-time equivalent employees and the Company had an additional 14 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical, vision and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

Market Area

The Company operates five commercial banks with locations in Boone, Hancock, Marshall, Polk and Story Counties in central and north central Iowa that all offer a full line of business and consumer loan and retail and commercial deposit services. All banks, but Reliance State, offer trust service, which include wealth management services.

First National is headquartered in Ames, Iowa with a population of 66,191. The major employers are Iowa State University, National Center for Animal Health, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Danfoss and McFarland Clinic. First National maintains four offices in the Des Moines metro area with a population of approximately 600,000. The major employers in the Des Moines metro market are State of Iowa, Principal Financial Group, Wells Fargo, UnityPoint Health, Mercy Medical Center, Nationwide Insurance, DuPont Pioneer, Hy-Vee Food Corp and John Deere.  First National has a minimum exposure to agricultural lending.

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

Reliance Bank is headquartered in Story City, Iowa with a population of 3,431.  The major employers in the Story City area are Bethany Manor, American Packaging, M.H. Eby, Inc. and Record Printing.  The Bank also maintains an office in Garner, Iowa with a population of 3,075.  Garner is the county seat of Hancock County. The major employers in the Garner area are Iowa Mold & Tooling and Stellar Industries.  All locations are in major agricultural areas and the Bank has a strong presence in this type of lending.

United Bank is located in Marshalltown, Iowa with a population of 27,620. The major employers are Iowa Veterans Home, Marshalltown School District, JBS Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and UnityPoint Health. Marshalltown is the county seat of Marshall County. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans, automobile financing and real estate loans.

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

As of December 31, 2017, there were 50 FDIC insured institutions having approximately 107 locations within Boone, Hancock, Marshall, Polk and Story County, Iowa where the Banks' offices are located. First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”).   In response to the last national and international economic recession and to strengthen supervision of financial institutions and systemically important nonbank financial institutions, Congress and the U.S. government have taken a variety of actions, including the enactment of the Dodd-Frank Act on July 21, 2010.  The Dodd-Frank Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s and mandates changes in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, transactions with affiliates, deposit insurance assessments and consumer protection.  While the changes in the law required by the Dodd-Frank Act have most significantly affected larger institutions, even relatively small institutions such as the Company have been affected.

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

Source of Strength to the Banks. The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's position that in serving as a source of strength to its subsidiary banks, bank holding companies should use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. It should also maintain the financial flexibility and capital raising capacity to obtain additional resources for providing assistance to its subsidiary banks. A bank holding company's failure to meet its obligation, or to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice, or a violation of the Federal Reserve's regulations, or both.

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

FDIC Insurance. The deposit insurance coverage limit is $250,000 per depositor, per insured depository institution for each account ownership category. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law.

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with applicable risk-based capital level requirements as of December 31, 2017.

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1.  These include, for example, the requirement that deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.  See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

With respect to the Banks, the Basel III Capital Rules revise the Prompt Corrective Action (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8%; and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.  The Basel III Capital Rules do not change the total risk-based capital requirement for any PCA category.

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

As of December 31, 2017, the Banks exceeded all of their regulatory capital requirements and were designated as “well-capitalized” under federal guidelines. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements under prompt corrective action. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized." Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2017, each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

Reserves Against Deposits

The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% must be maintained against total transaction accounts of $115,100,000 or less (subject to an exemption not in excess of the first $15,500,000 of transaction accounts). A reserve of $2,988,000 plus 10% of amounts in excess of $115,100,000 must be maintained in the event total transaction accounts exceed $115,100,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

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

National Monetary Policies

In addition to being affected by general economic conditions, the earnings and growth of the Banks are affected by the regulatory authorities’ policies, including the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply, credit conditions and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against bank deposits and the Federal Reserve Discount Rate, which is the interest rate charged member banks to borrow from the Federal Reserve Bank. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

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

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	55	President and Director of First National.

Kevin G. Deardorff	63	Vice President & Technology Director of the Company.

Curtis A. Hoff	55	President and Director of United Bank.

Stephen C. McGill	63	President and Director of State Bank.

John P. Nelson	51	Chief Financial Officer, Executive Vice President, Chief Operating Officer, Secretary, Treasurer and Director of the Company. Director and Chairman of Reliance Bank.

Thomas H. Pohlman	67	Chief Executive Officer, President and Director of the Company. Director and Chairman of First National, State Bank, Boone Bank and United Bank.

Jeffrey K. Putzier	56	President and Director of Boone Bank.

Richard J. Schreier	50	President and Director of Reliance Bank.

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

Economic conditions in our market, the state of Iowa, and the United States have generally improved during the last several years. There can be no assurance, however, that this improvement will continue or occur at a meaningful rate. In particular, Company management is seeing weakness in the Iowa agricultural economy as a result of the current low grain prices; however, favorable yields in 2017 are generally providing break even cash flows for most of the Company’s agricultural borrowers. Stagnant or declining economic conditions could materially and adversely affect our results of operations and financial condition.

Fair values of investments in the Company’s securities portfolio may adversely change.

As of December 31, 2017, the fair value of our securities portfolio was approximately $498.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, an unfavorable change in the liquidity of an investment, rating agency downgrades of the securities, reinvestment risk, liquidity risk, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause us to recognize an other than temporary impairment (OTTI) in future periods and result in realized losses that negatively impact earnings. The success of any investment activity is affected by general economic conditions. Unexpected volatility or illiquidity in the markets in which we hold securities could reduce our liquidity and stockholders' equity. To mitigate these risks, we have access to lines of credit that provide additional liquidity, if needed.

Our investment securities are analyzed quarterly to determine whether, in the opinion of management, any of the securities have OTTI. To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to have OTTI and is credit loss related, we will recognize a charge to our earnings in the quarter during which such determination is made, and our earnings and capital ratios will be adversely impacted. Generally, a fixed income security is determined to have OTTI when it appears unlikely that we will receive all of the principal and interest due in accordance with the original terms of the investment. In addition to credit losses, losses are recognized for a security having an unrealized loss if we have the intent to sell the security or if it is more likely than not that we will be required to sell the security before collection of the principal amount.

Our business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, our inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers may negatively impact the quality of our loan portfolio, result in loan defaults, foreclosures and additional charge-offs and necessitate that we significantly increase our allowance for loan and lease losses. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

The commercial real estate loan portfolio is a significant part of the Company’s business.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2017. The market value of real estate securing these loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that was anticipated at the time of originating the loan, which could cause an increase in charge-offs, resulting in the need to increase our provision for loan losses and adversely affecting our operating results and financial condition.

If the Company’s actual loan losses exceed the allowance for loan losses or increase significantly, the Company’s net income will decrease.

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

Determination of the allowance is inherently subjective as it requires significant estimates and management’s judgment of credit risks and future trends, all of which may undergo material changes.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Also, if charge-offs in future periods exceed the allowance for loan losses or increase significantly; we will need additional provisions to increase the allowance. Any increases in provisions will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

Short-term federal funds interest rates have risen 0.75% in 2017, while longer term rates (10-20 years) are relatively unchanged in 2017. This increase in short-term rates has negatively impacted the Company’s net interest margin as interest expense increases more quickly than interest income. Our earning assets (primarily our loan and investment portfolio) have longer maturities than our interest bearing liabilities (primarily our deposits and other borrowings). Therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income, as the interest bearing liabilities reprice more quickly than earning assets, placing downward pressure on the net interest margin. A reduction in the net interest margin could negatively affect our results of operations, including earnings. In response to this challenge, we model quarterly the changes in income that would result from various changes in interest rates. Management believes our earning assets have the appropriate maturity and repricing characteristics to optimize earnings and interest rate risk positions.

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

We may not be able to attract and retain key personnel and other skilled employees.

Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of commercial and agricultural banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations. The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

The Company is subject to certain operational risks, including, but not limited to, data processing system failures, errors, data security breaches and customer or employee fraud.

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

In addition, there have also been a number of cases where financial institutions have been the victim of fraud related to unauthorized wire and automated clearinghouse transactions.  The facts and circumstances of each case vary but generally involve criminals posing as customers ( i.e., stealing bank customers’ identities) to transfer funds out of the institution quickly in an effort to place the funds beyond recovery prior to detection.  Although we have policies and procedures in place to verify the authenticity of our customers and prevent identity theft, we can provide no assurances that these policies and procedures will prevent all fraudulent transfers.  In addition, although we have safeguards in place, it is possible that our computer systems could be infiltrated by hackers or other intruders resulting in loss, destruction or misuse of our data or confidential information about our customers.  We can provide no assurances that these safeguards will prevent all unauthorized infiltrations or breaches.  Identity theft, successful unauthorized intrusions and similar unauthorized conduct could result in reputational damage and financial losses to the Company.

An impairment charge of goodwill or other intangibles could have a material adverse impact on the Company’s results of operations and financial condition.

Because the Company has grown in part through acquisitions, goodwill and intangible assets are included in the consolidated assets. Goodwill and intangible assets were $7.9 million as of December 31, 2017.  Under generally accepted accounting principles (“GAAP”), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

Loans to agricultural-related borrowers are subject to factors beyond the Company’s control, including fluctuations in commodity and livestock prices and other risks, which could negatively impact the Company’s loan portfolio.

A significant portion of our loan portfolio consists of loans to borrowers who are directly or indirectly affected by the health of the Iowa agricultural economy. During 2016 and 2017, the agricultural economy has experienced historically low commodity and livestock prices which have placed downward pressure on cash flow and profits from agricultural activities. An extended period of low commodity and/or livestock prices, together with other risks to which our agricultural borrowers are subject, including poor weather conditions, higher input costs and changes in governmental support programs, could result in reduced cash flows and profit margins, negatively affecting these borrowers and making it more difficult for them to repay their loan obligations to us. A general decline in the agricultural economy could also negatively affect us by reducing the value of agricultural real estate which secures some of our agricultural loans, creating the potential for greater losses if these borrowers are unable to repay their loans and we are forced to rely on this collateral. Moreover, a general decline in the agricultural economy could also negatively impact some of our commercial borrowers whose businesses are directly or indirectly dependent on the health of the agricultural economy. All of these risks, which are beyond our control, could produce losses in our loan portfolio and adversely affect our financial condition or results of operations.

Changes in accounting policies or accounting standards, or changes in how accounting standards are interpreted or applied, could materially affect how the Company reports our results of operations and financial condition.

Our accounting policies are fundamental to determining and understanding our results of operation and financial condition.  Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  Any changes in our accounting policies could materially affect our financial statements.  From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements.  In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change positions on how these standards should be applied.  Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be difficult to predict and could materially affect how we report our results of operations and financial condition.  We may be required to apply a new or revised standard retroactively or apply an existing standard differently and retroactively, which may result in the Company being required to restate prior period financial statements in material amounts. In particular, the FASB issued a new rule requiring companies to estimate current expected credit losses. The rule, which is a major change for banking organizations, becomes effective for the Company on January 1, 2020. The new standard is likely to result in more timely recognition of credit losses than under the previous incurred loss model, and the Company is evaluating the extent to which the new rule will affect its results of operations.

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

We maintain liquidity primarily through customer deposits and other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) overnight borrowings and purchased federal funds. If economic conditions change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, we might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in us realizing losses on such sales. Either of these situations could have a material adverse impact on our results of operation and financial condition.

The Company’s operations are concentrated in Iowa.

Our operations are concentrated primarily in central and north central Iowa. As a result of this geographic concentration, our results of operations may correlate to the economic conditions in this area. Any deterioration in economic conditions in central or north central Iowa, particularly in the industries on which the area depends (including agriculture which, in turn, is dependent upon commodity prices, weather conditions and government support programs), may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our financial condition and results of operations.

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

Risk related to the Company’s stock.

The trading volume in our common stock on the Nasdaq Capital Market is relatively limited compared to those of companies with larger capitalization listed on the NASDAQ Capital Market, the NASDAQ Global Markets, the New York Stock Exchange or other consolidated reporting systems or stock exchanges. A change in the supply or demand for our common stock, or other events affecting our business, may have a more significant impact on the price of our stock than would be the case for more actively traded companies.

Changes in technology could be costly.

The financial services industry is continually undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements and there is a risk we could become less competitive if we are unable to take advantage of these improvements due to the cost limitations or otherwise.

A breach of information security, compliance breach, or error by one of the Company’s agents or vendors could negatively affect the Company’s reputation and business.

We depend on data processing, communication and information exchange on a variety of computing platforms and networks and over the Internet. A cyber-attack on our systems could result in the theft, loss or destruction of our information or the theft or improper use of confidential information about our customers, any of which could harm our reputation. We cannot be certain all of our systems are entirely free from vulnerability to attack, despite safeguards which have been installed. We also outsource certain key aspects of our data processing and communication to certain third-party providers. While we have selected these third-party providers carefully, we cannot control their actions or their degree of compliance with their own systems of internal control. If information security is breached, or one of our service providers or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to us or damage to our customers or others. If information security is breached either on our systems or those of our vendors, our financial condition, results of operations, reputation and future prospects could be adversely affected.

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

Changes in these standards are continuously occurring, and given the current economic and regulatory environment, more significant changes may occur.  The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 28, 2018, the Company had approximately 333 shareholders of record and approximately 1,606 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”. Trading in the Company’s common stock is, however, relatively limited. The closing price of the Company’s common stock was $26.55 on February 28, 2018.

Based on information provided to and gathered by the Company on an informal basis, the Company believes that the high and low sales price for the common stock on a per share basis during the last two years is as follows:

2017			2016
	Market Price			Market Price
Quarter	High	Low	Quarter	High	Low
1st	$37.45	$28.50	1st	$25.20	$22.54
2nd	$32.00	$29.45	2nd	$27.02	$24.00
3rd	$31.15	$26.60	3rd	$28.86	$25.78
4th	$31.90	$27.55	4th	$35.30	$26.60

The Company declared aggregate annual cash dividends in 2017 and 2016 of approximately $8,194,000 and $7,821,000, respectively, or $0.88 per share in 2017 and $0.84 per share in 2016. In February 2018, the Company declared a quarterly cash dividend of approximately $2,142,000 or $0.23 per share and a one-time special cash dividend of $0.25 per share.

Quarterly dividends declared during the last two years were as follows:

	2017	2016
Quarter	Cash dividends	Cash dividends
	declared per share	declared per share
1st	$0.22	$0.21
2nd	$0.22	$0.21
3rd	$0.22	$0.21
4th	$0.22	$0.21

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

The following performance graph provides information regarding cumulative, five-year total return on an indexed basis of the Company's common stock as compared with the NASDAQ Composite Index, the SNL Midwest OTC_BB and Pink Banks (“Midwest OTC Bank Index”) and the SNL Bank NASDAQ Index (“NASDAQ Bank Index”) prepared by SNL Financial L.C. of Charlottesville, Virginia (www.snl.com). The Midwest OTC Bank Index reflects the performance of 116 bank holding companies operating principally in the Midwest as selected by SNL Financial. The NASDAQ Bank Index is comprised of 264 bank and bank holding companies listed on the NASDAQ market and operating throughout the United States. The indexes assume the investment of $100 on December 31, 2012, in the Company’s common stock, the NASDAQ Composite Index, Midwest OTC Bank Index and the NASDAQ Bank Index with all dividends reinvested. The Company’s stock price performance shown in the following graph is not indicative of future stock price performance.

		Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Ames National Corporation	100.00	105.24	125.73	121.47	170.37	147.89
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
NASDAQ Bank Index	100.00	143.73	148.86	160.70	222.81	234.58
Midwest OTC Bank Index	100.00	121.31	138.93	157.38	180.74	215.16

In November, 2017, the Board of Directors approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in November, 2016) that expired in November, 2017. The Company did not purchase any shares in 2017 or 2016 under either of the Stock Repurchase Plans that were in effect during 2017 or 2016.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2017.

Total
					Number	Maximum
					of Shares	Number of
					Purchased as	Shares that
			Total		Part of	May Yet Be
			Number	Average	Publicly	Purchased
			of Shares	Price Paid	Announced	Under
Period			Purchased	Per Share	Plans	The Plan

October 1, 2017	to	October 31, 2017 (1)	-	$-	-	100,000

November 1, 2017	to	November 30, 2017 (1) and (2)	-	$-	-	100,000

December 1, 2017	to	December 31, 2017 (2)	-	$-	-	100,000

Total			-		-

(1) The Stock Repurchase Plan adopted in November, 2016 expired in November, 2017 and no shares remain available for purchase under this plan as a result of the expiration. No purchases were made under this plan during October or November, 2017.

(2) A successor Stock Repurchase Plan was approved and became effective on November 8, 2017 and authorized the purchase of up to 100,000 shares. This plan is scheduled to expire on November 13, 2018. No purchases were made under this plan during November or December, 2017.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2013 through 2017 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013

STATEMENT OF INCOME DATA
Interest income	$45,794	$44,046	$43,150	$40,964	$38,434
Interest expense	5,581	4,135	4,185	4,547	5,075

Net interest income	40,213	39,911	38,965	36,417	33,359
Provision for loan losses	1,520	524	1,099	429	786

Net interest income after provision for loan losses	38,693	39,387	37,866	35,988	32,573
Noninterest income	7,993	8,088	8,267	9,252	7,718
Noninterest expense	25,405	24,935	25,312	24,373	21,679

Income before provision for income tax	21,281	22,540	20,821	20,867	18,612
Provision for income tax	7,584	6,805	5,806	5,616	4,658

Net income	$13,697	$15,735	$15,015	$15,251	$13,954

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$8,194	$7,821	$7,449	$6,704	$5,959
Cash dividends declared per share	$0.88	$0.84	$0.80	$0.72	$0.64
Basic and diluted earnings per share	$1.47	$1.69	$1.61	$1.64	$1.50
Weighted average shares outstanding	9,310,913	9,310,913	9,310,913	9,310,913	9,310,913

BALANCE SHEET DATA
Total assets	$1,375,060	$1,366,453	$1,326,747	$1,301,031	$1,233,084
Net loans	771,550	752,182	701,328	658,441	564,502
Deposits	1,134,391	1,109,409	1,074,193	1,052,123	1,011,803
Stockholders' equity	170,753	165,105	161,250	154,674	142,106
Equity to assets ratio	12.42%	12.08%	12.15%	11.89%	11.52%

	Years Ended December 31,
	2017	2016	2015	2014	2013

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$13,697	$15,735	$15,015	$15,251	$13,954
Average assets	1,368,680	1,330,906	1,325,321	1,263,382	1,225,617
Average stockholders' equity	170,762	167,750	159,047	151,211	142,997

Return on assets (net income divided by average assets)	1.00%	1.18%	1.13%	1.21%	1.14%
Return on equity (net income divided by average equity)	8.02%	9.38%	9.44%	10.09%	9.76%

Net interest margin (net interest income divided by average earning assets) *	3.25%	3.36%	3.33%	3.31%	3.18%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	52.70%	51.95%	53.59%	53.37%	52.78%

Dividend payout ratio (dividends per share divided by net income per share)	59.86%	49.70%	49.69%	43.90%	42.67%
Dividend yield (dividends per share divided by closing year-end market price)	3.16%	2.55%	3.29%	2.78%	2.86%
Equity to assets ratio (average equity divided by average assets)	12.48%	12.60%	12.00%	11.97%	11.67%

* See page 30 for further discussion of this Non-GAAP financial measure.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion is provided for the consolidated operations of the Company and its Banks. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and wealth management services. Some Banks also offer investment services through a third-party broker-dealer. The Company employs 14 individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems, training and the coordination of management activities, in addition to 206 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flows are: (i) interest and fees earned on loans made or held by the Company and Banks; (ii) interest on investments, primarily on bonds, held by the Banks; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at the Banks; (v) merchant and card fees; (vi) gain on the sale of loans held for sale; and (vii) securities gains. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) professional fees; and (vi) business development. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest bearing liabilities (primarily deposit accounts and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company reported net income of $13,697,000 for the year ended December 31, 2017 compared to $15,735,000 and $15,015,000 reported for the years ended December 31, 2016 and 2015, respectively. This represents a decrease in net income of 12.9% when comparing 2017 with 2016 and an increase in net income of 4.8% when comparing 2016 with 2015. The decline in earnings in 2017 from 2016 is primarily the result of an increased provision for loan losses, elevated deposit interest expense and higher income tax expense, offset in part by improved loan interest income. The increase in net income in 2016 from 2015 was primarily the result of increased loan interest income, lower provision for loan losses and lower other real estate owned expenses, offset in part by decreased security interest income, decreased securities gains and increased salaries and benefits expense. Earnings per share for 2017 were $1.47 compared to $1.69 in 2016 and $1.61 in 2015. All five Banks demonstrated profitable operations during 2017, 2016 and 2015.

The Company’s return on average equity for 2017 was 8.02% compared to 9.38% and 9.44% in 2016 and 2015, respectively, and the return on average assets for 2017 was 1.00% compared to 1.18% in 2016 and 1.13% in 2015. The decrease in return on average equity and return on average assets when comparing 2017 to 2016 was primarily a result of lower net income. The decrease in return on average equity when comparing 2016 to 2015 was primarily a result of increased average equity, more than offsetting the increase in net income. The increase in return on average assets when comparing 2016 to 2015 was primarily a result of increased net income.

The following discussion will provide a summary review of important items relating to:

●	Challenges
●	Key Performance Indicators
●	Industry Results
●	Critical Accounting Policies
●	Income Statement Review
●	Balance Sheet Review
●	Asset Quality Review and Credit Risk Management
●	Liquidity and Capital Resources
●	Interest Rate Risk
●	Inflation
●	Forward-Looking Statements and Business Risks
●	Non-GAAP Financial Measures

Challenges

Management has identified certain events or circumstances that have the potential to negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges.

●

If interest rates increase significantly over a relatively short period of time due to improving national employment levels or higher inflationary numbers, the interest rate environment may present a challenge to the Company. Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income, thus placing downward pressure on net interest income. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will tend to increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets, resulting in a reduction in net interest income. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

●

The agricultural community is subject to commodity price fluctuations.  Extended periods of low commodity prices, higher input costs or poor weather conditions could result in reduced profit margins, reducing demand for goods and services provided by agriculture-related businesses, which, in turn, could affect other businesses in the Company’s market area. Any combination of these factors could produce losses within the Company's agricultural loan portfolio and in the commercial loan portfolio with respect to borrowers whose businesses are directly or indirectly impacted by the health of the agricultural economy.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 5,670 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Years Ended December 31,
	2017		2016		2015
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.00%	0.97%	1.18%	1.04%	1.13%	1.04%

Return on equity	8.02%	8.64%	9.38%	9.32%	9.44%	9.31%

Net interest margin	3.25%	3.25%	3.36%	3.13%	3.33%	3.07%

Efficiency ratio	52.70%	57.94%	51.95%	58.28%	53.59%	59.91%

Capital ratio	12.48%	9.62%	12.60%	9.48%	12.00%	9.59%

Key performance indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company’s return on assets ratio is higher than that of the industry, primarily as a result of the Company’s noninterest expense relative to the industry.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company’s return on equity ratio is lower than the industry primarily as a result of the Company’s higher capital ratio.

●	Net Interest Margin

This ratio is calculated by dividing net interest income by average earning assets. Earning assets consist primarily of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings. The Company’s net interest margin is the same as the industry.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2017

Quarterly Net Income Is 40.9% Lower Than a Year Ago Largely Due to One-Time Changes From the New Tax Law

In the fourth quarter, 5,670 insured institutions reported quarterly net income of $25.5 billion, down $17.7 billion (40.9%) from a year ago. Higher income taxes, reflecting one-time income tax effects enacted from the new tax law, coupled with higher noninterest expense and loan-loss provisions, lowered quarterly net income. Excluding one-time income tax effects, estimated quarterly net income would have been $42.2 billion, down 2.3percent.

Full-Year 2017 Net Income Declines 3.5% Due to One-Time Tax Changes

Net income for full-year 2017 totaled $164.8 billion a decline of $6 billion (3.5%) compared to 2016.The decline in full-year net income was due to higher income taxes (up $21.6 billion, or 28.4%), which reflects one-time changes from the new tax law, combined with higher noninterest expense (up $19.5 billion, or 4.6%) and higher loan-loss provisions (up$3 billion, or 6.2%). Net operating revenue (the sum of net interest income and total noninterest income)increased by $39.5 billion from 2016, as net interest income rose by $37.7 billion (8.2%) and noninterest income grew by $1.8 billion (0.7%). The average net interest margin (NIM) increased to 3.25% from 3.13% in 2016. Without the one-time tax charges in the fourth quarter, estimated full-year 2017 net income would have been $183.1 billion, an increase of 7.2% from 2016.

Net Interest Income Rises 8.5% From Fourth Quarter 2016

Net operating revenue of $192.2 billion, was $10 billion (5.5%) higher than fourth quarter 2016. Net interest income grew by $10.2 billion (8.5%), while noninterest income fell by $202.4million (0.3%).More than four out of five banks (86.4%) reported higher net interest income from a year ago, as interest-bearing assets increased (up 4.4%) and the average NIM increased to 3.31% from 3.16% a year ago. This is the highest quarterly NIM for the industry since fourth quarter 2012. More than two out of three banks (70%) reported higher net interest margins than a year earlier.

Provisions Increase 8.9% From a Year Ago

Loan-loss provisions totaled $13.6 billion in the fourth quarter, an increase of $1.1 billion (8.9%) from a year ago. More than one in three (38.9%) institutions reported higher loan-loss provisions than in fourth quarter 2016. Fourth quarter loan-loss provisions totaled 7.1% of net operating revenue, up from 6.8% a year ago. This estimate of net income applies the average quarterly tax rate between fourth quarter 2011 and third quarter 2017 to income before taxes and discontinued operations. 3This estimate of net income applies the average annual tax rate between 2011 and 2016 to income before taxes and discontinued operations.

Noninterest Expense Increases From a Year Ago

Noninterest expense for the banking industry was $9.4 billion (8.6%)higher than fourth quarter 2016, led by an increase in “other” noninterest expense(up $6.3 billion, or 14.1%).Other noninterest expense includes, but is not limited to, information technology costs, legal fees, consulting services, and audit fees. Salary and employee benefits rose by $3.2 billion (6.3%) from a year ago. Full-time equivalent employees at FDIC-insured institutions rose by 1.1% from a year ago, while industry assets increased by 3.8%. Average assets per employee rose to $8.4 million from $8.2 million in fourth quarter 2016.

Net Charge-Off Rate Increases Slightly

Banks charged off $13.2 billion in uncollectable loans during the quarter, an increase of $1 billion (8.6%) from a year ago. This marks a ninth consecutive quarter that net charge-offs increased. Less than half (45.3%) of all banks reported an annual increase in their quarterly net charge-offs. The increase in net charge-offs was led by credit card balances, which grew by $1.1 billion(15.7%).Net charge-offs declined for commercial and industrial loans (down $210.3 million, 8.6%), home equity loans (down $178.1 million, or 68.6%),and residential mortgage loans (down $68.3million, or 36.4%).The average net charge-off rate rose from 0.52% in fourth quarter 2016 to 0.55%.

Noncurrent Loan Rate Remains Stable

After declining for the past six consecutive quarters, noncurrent balances (90 days or more past due or in nonaccrual status) for total loans and leases increased by $1.5 billion (1.3%) during the fourth quarter. The increase in noncurrent balances was led by residential mortgages (up 2.8 billion, or 5.2%) and credit cards (up $1.2 billion, or 11.5%), and was partially offset by a decline in noncurrent commercial and industrial loans (down $1.7 billion, or 8.5%). Despite the overall dollar increase, the average noncurrent loan rate remained unchanged at 1.20% from the previous quarter.

Loan-Loss Reserves Increase From the Previous Quarter

Banks continued to increase their loan-loss reserves (up $236.2 million, or 0.2%) during the quarter, as loan-loss provisions of $13.6 billion exceeded net charge-offs of $13.2 billion. Banks that itemize their reserves(banks with assets greater than $1 billion) reported higher reserves for credit card losses (up $1.9 billion, or 5.2%) from the previous quarter, and lower reserves for residential real estate losses(down $827.2 million, or 5.4%) and commercial and industrial loan losses (down $723.5 million, or 2.2%)during the quarter. The coverage ratio (loan-loss reserves to noncurrent loan balances) declined slightly to 106.3%, but has been above 100% for the past three quarters.

Equity Capital Rises Modestly

Total equity capital increased by $3.6 billion (0.2%) in fourth quarter 2017. Declared dividends of $30.1 billion exceeded the quarterly net income of $25.5 billion during the quarter, reducing retained earnings by $4.6 billion. Accumulated other comprehensive income declined by $8.5 billion in the quarter, which was led by a decline in the market value of available-for-sale securities. The equity-to-asset ratio declined to 11.22% from 11.31% in third quarter 2017, but remained above the year-ago ratio of 11.10%. At year-end 2017, 99.4% of all insured institutions, which account for 99.97% of total industry assets, met or exceeded the requirements for the highest regulatory capital category, as defined for Prompt Corrective Action purposes.

Total Loan and Lease Balances Increase $164.1 Billion During the Fourth Quarter

Total loan and lease balances increased by $164.1 billion (1.7%) from third quarter 2017, as balances in all major loan categories increased. Credit card balances increased by $69.6 billion (8.8%) from the previous quarter, commercial and industrial loans grew by $24.5 billion (1.2%), and residential mortgage loans rose by $21.7 billion (1.1%).Unused loan commitments were $108.9 billion (1.5%) higher than the previous quarter, led by higher unused credit card lines (up $57.7 billion, or 1.6%). Over the past 12 months, loan and lease balances increased by $416.1 billion (4.5%), exceeding last quarter’s annual growth rate of 3.5%.The 12-monthincrease in loan and lease balances was led by commercial and industrial loans (up $78.4 billion, or 4.1%), residential mortgage loans (up $68.7 million, or 3.4%), nonfarm nonresidential loans (up $67.1 billion, or 5.1%),and credit card balances (up $65.2 billion, or 8.2%). Home equity lines of credit continued with the year-over-year decline (down $23 billion, or 5.3%). Unused loan commitments increased 4.4% from a year ago, the largest annual growth rate since third quarter 2016.

Deposits Grew 1.4% From the Previous Quarter

Total deposits increased by $179.8 billion (1.4%) in the fourth quarter. Balances in domestic interest-bearing accounts rose by $153.7 billion (1.8%), and balances in noninterest-bearing accounts grew by $7.8 billion (0.2%). Domestic deposits in accounts larger than $250,000 increased by $159.6 billion (2.5%) from third quarter 2017. Nondeposit liabilities declined by $8.9 billion (0.4%), as other liabilities were down $29.3 billion (7.3%).

“Problem Bank List” Falls Below 100

The FDIC’s Problem Bank List declined from 104 to 95 at year-end 2017, the lowest number of problem banks since first quarter 2008. Total assets of problem banks were down from $16 billion in the third quarter to $13.9 billion. During the quarter, merger transactions absorbed 64 institutions, two institutions failed, and one new charter was added. For full-year 2017, five new charters were added, 230 institutions were absorbed by mergers, and eight institutions failed.

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

Goodwill

Goodwill arose in connection with acquisitions in 2014 and 2012. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At December 31, 2017, Company’s management has completed the goodwill impairment analysis and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis. Management believes these non-GAAP financial measures are widely used in the financial institutions industry and provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results. The following table reconciles the non-GAAP financial measures of net interest income and net interest margin on an FTE basis to GAAP. (dollars in thousands)

	2017	2016	2015

Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:

Net interest income (GAAP)	$40,213	$39,911	$38,965
Tax-equivalent adjustment (1)	2,700	2,929	3,123
Net interest income on an FTE basis (non-GAAP)	42,913	42,840	42,088
Average interest-earning assets	$1,319,362	$1,276,543	$1,264,537
Net interest margin on an FTE basis (non-GAAP)	3.25%	3.36%	3.33%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 35 percent, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the last three years.

Average Balances and Interest Rates

The following two tables are used to calculate the Company’s net interest margin. The first table includes the Company’s average assets and the related income to determine the average yield on earning assets. The second table includes the average liabilities and related expense to determine the average rate paid on interest bearing liabilities. The net interest margin is equal to the interest income less the interest expense divided by average earning assets. Refer to the net interest income discussion following the tables for additional detail. (dollars in thousands)

ASSETS
	2017			2016			2015

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
Interest-earning assets
Loans (1)
Commercial	$75,997	$3,477	4.58%	$91,009	$4,039	4.44%	$98,546	$4,446	4.51%
Agricultural	68,382	3,599	5.26%	74,205	3,625	4.89%	75,706	3,568	4.71%
Real estate	616,821	26,427	4.28%	541,953	23,956	4.42%	488,827	22,039	4.51%
Consumer and other	10,968	545	4.97%	19,671	738	3.75%	18,745	728	3.89%

Total loans (including fees)	772,168	34,048	4.41%	726,838	32,358	4.45%	681,824	30,781	4.51%

Investment securities
Taxable	272,293	6,219	2.28%	260,618	5,853	2.25%	275,105	6,179	2.25%
Tax-exempt (2)	237,938	7,716	3.24%	252,864	8,369	3.31%	264,028	8,931	3.38%

Total investment securities	510,231	13,935	2.73%	513,482	14,222	2.77%	539,133	15,110	2.80%

Interest bearing deposits and federal funds sold	36,963	512	1.39%	36,223	395	1.09%	43,580	382	0.88%

Total interest-earning assets	1,319,362	$48,495	3.68%	1,276,543	$46,975	3.68%	1,264,537	$46,273	3.66%

Noninterest-earning assets
Cash and due from banks	21,702			20,844			21,052
Premises and equipment, net	15,766			16,583			16,404
Other, less allowance for loan losses	11,850			16,936			23,328

Total noninterest-earning assets	49,318			54,363			60,784

TOTAL ASSETS	$1,368,680			$1,330,906			$1,325,321

(1) Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 35%.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2017			2016			2015

	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate	balance	expense	rate
Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	$717,875	$2,547	0.35%	$669,754	$1,340	0.20%	$652,063	$1,143	0.18%
Time deposits > $100,000	83,059	921	1.11%	86,400	797	0.92%	90,574	809	0.89%
Time deposits < $100,000	114,469	972	0.85%	124,894	937	0.75%	138,387	1,067	0.77%

Total deposits	915,403	4,440	0.49%	881,048	3,074	0.35%	881,024	3,019	0.34%
Other borrowed funds	73,049	1,142	1.56%	82,582	1,061	1.28%	86,381	1,166	1.35%

Total interest-bearing liabilities	988,452	5,582	0.56%	963,630	4,135	0.43%	967,405	4,185	0.43%

Noninterest-bearing liabilities
Demand deposits	202,120			191,899			192,112
Other liabilities	7,346			7,627			6,757
	.

Stockholders' equity	170,762			167,750			159,047

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,368,680			$1,330,906			$1,325,321

Net interest income		$42,913	3.25%		$42,840	3.36%		$42,088	3.33%

Spread Analysis
Interest income/average assets		$48,495	3.54%		$46,975	3.53%		$46,273	3.49%
Interest expense/average assets		5,582	0.41%		4,135	0.31%		4,185	0.32%
Net interest income/average assets		42,913	3.14%		42,840	3.22%		42,088	3.18%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate loan interest income increased $2,471,000 in 2017 compared to 2016. Increased volume of real estate loans increased interest income in 2017 by $3,245,000 and lower interest rates decreased interest income in 2017 by $774,000. (dollars in thousands)

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates.

	2017 Compared to 2016			2016 Compared to 2015
	Volume	Rate	Total (1)	Volume	Rate	Total (1)
Interest income
Loans
Commercial	$(686)	$124	$(562)	$(338)	$(69)	$(407)
Agricultural	(293)	267	(26)	(74)	131	57
Real estate	3,245	(774)	2,471	2,362	(445)	1,917
Consumer and other	(387)	194	(193)	36	(26)	10

Total loans (including fees)	1,879	(189)	1,690	1,986	(409)	1,577

Investment securities
Taxable	282	84	366	(326)	(0)	(326)
Tax-exempt	(481)	(172)	(653)	(377)	(185)	(562)

Total investment securities	(199)	(88)	(287)	(703)	(185)	(888)

Interest bearing deposits and federal funds sold	8	109	117	(71)	84	13

Total interest-earning assets	1,688	(168)	1,520	1,212	(510)	702

Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	105	1,102	1,207	39	158	197
Time deposits > $100,000	(32)	156	124	(37)	25	(12)
Time deposits < $100,000	(83)	118	35	(103)	(27)	(130)

Total deposits	(10)	1,376	1,366	(101)	156	55

Other borrowed funds	(132)	213	81	(48)	(57)	(105)

Total interest-bearing liabilities	(142)	1,589	1,447	(149)	99	(50)

Net interest income-earning assets	$1,830	$(1,757)	$73	$1,361	$(609)	$752

(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest bearing liabilities. The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2017, 2016 and 2015, the Company's net interest margin was 3.25%, 3.36% and 3.33%, respectively, computed on a FTE basis.

Net interest income during 2017, 2016 and 2015 totaled $40,213,000, $39,911,000 and $38,965,000, respectively, representing a 0.8% increase in 2017 compared to 2016 and a 2.4% increase in 2016 from 2015. Net interest income increased in 2017 as compared to 2016 due primarily to increases in the average balance of real estate loans. Net interest income increased in 2016 as compared to 2015 due primarily to increases in the average balance of real estate loans.

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

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company’s provision for loan losses for the year ended December 31, 2017 was $1,520,000 compared to $524,000 for the previous year. The provision for loan losses in 2017 was necessary to maintain an adequate allowance for loan loss on the increasing outstanding loan portfolio, as well as funding net charge offs of $706,000. Credit quality indicators, such as classified assets, past due or impaired loans, have remained steady since 2015. The Company’s provision for loan losses for the year ended December 31, 2016 was $524,000 compared to $1,099,000 for the year ended December 31, 2015. The provision for loan losses in 2016 and 2015 were necessary to maintain an adequate allowance for loan loss on the outstanding loan portfolio, as net charge offs were not significant. The increase in the allowance for loan losses in 2016 was provided due to growth in the Company’s loan portfolios and, to a lesser extent to provide for a specific reserve on impaired loans. Credit quality indicators such as classified assets and impaired loans have improved since 2014; while past due loans have risen slightly but remain at a favorable level as compared to peer banks. There was no significant change in the allowance for loan loss on impaired loans. Refer to the “Asset Quality and Credit Risk Management” discussion for additional details with regard to loan loss provision expense.

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

Noninterest income during the years ended 2017, 2016 and 2015 totaled $7,993,000, $8,088,000 and $8,267,000, respectively. The decrease in noninterest income in 2017 compared to 2016 is primarily due to lower gains on the sale of loans, offset in part by higher wealth management income. The decrease in the gain on the sale of loans is primarily due to a slowdown in the refinance of home loans held for sale resulting in lower revenue. The increase in wealth management income is primarily due to increases in assets under management due to a brokerage business acquisition in 2016. The lower noninterest income in 2016 as compared to 2015 related primarily to the lower security gains, offset in part by an increase in wealth management income. The increase in wealth management income is primarily due to increases in assets under management. Excluding securities gains, noninterest income decreased 2.3% in 2017 as compared to 2016. Excluding securities gains and gain on disposal of premises and equipment in 2016 and 2015, noninterest income increased 3.5% in 2016 as compared to 2015.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 63%, 63% and 60% of noninterest expense in 2017, 2016 and 2015, respectively.

Noninterest expense during the years ended 2017, 2016 and 2015 totaled $25,405,000, $24,935,000 and $25,312,000, respectively, representing a 1.9% increase in 2017 compared to a 1.5% decrease in 2016. The primary reason for the increase in 2017 was normal salary and benefit increases and lower real estate owned income, offset by lower FDIC insurance assessment. Other real estate owned income declined primarily due to gains recorded in 2016 with significantly lesser corresponding gains in 2017. FDIC assessments decreased due primarily to lower assessment rates in 2017 as compared to 2016. Salaries and employee benefits increased primarily due to normal salary increases and to a lesser extent normal increases in benefit costs. The primary reason for the decrease in 2016 was lower other real estate owned expenses and FDIC insurance assessments, offset in part by increases in salaries and employee benefits and data processing costs. Other real estate owned expense declined primarily due to impairment losses in 2016 of $28,000 as compared to losses of $615,000 in 2015. To a lesser extent other real estate owned expense decreased due to gains on the sale of other real estate owned of $219,000 in 2016 as compared to gains of $100,000 in 2015. FDIC insurance assessment decreased primarily due to lower assessment rates in 2016 as compared to 2015. Salaries and employee benefits increased primarily due to normal salary increases and to a lesser extent normal increases in benefit costs. Data processing costs increased in 2016 primarily due to normal increases in our existing data processing contracts. The percentage of noninterest expense to average assets was 1.86 % in 2017, compared to 1.87% and 1.91% during 2016 and 2015, respectively.

Provision for Income Taxes

The provision for income taxes for 2017, 2016 and 2015 was $7,585,000, $6,805,000 and $5,807,000, respectively. This amount represents an effective tax rate of 36%, 30% and 28% for 2017, 2016 and 2015, respectively. The Company's marginal federal income tax rate through December 31, 2017 was 35%. The difference between the Company's effective and marginal tax rate historically has been primarily related to investments made in tax exempt securities. However, the increase in the effective tax rate for 2017 is due primarily to the write down of $1,190,000 of the Company’s deferred income tax asset due to a decrease in the corporate federal income tax rates to 21% enacted in December 2017. The increase in the effective tax rate for 2016 compared to 2015 is due primarily to an increase in income before income taxes; tax-exempt interest income decreasing as a percent of income before income taxes; and the recording of a $226,000 valuation allowance to fully reserve the deferred income tax asset associated with a state alternative minimum tax credit carryforward in 2016.

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

Total assets increased to $1,375,060,000 in 2017 compared to $1,366,453,000 in 2016, a 0.6% increase. The increase in assets was due primarily to an increase in the loan portfolio and the Company’s interest bearing deposits in other financial institutions, which was funded primarily by a decrease in securities and an increase in deposits.

Loan Portfolio

Net loans as of December 31, 2017 totaled $771,550,000, an increase of 2.6% from the $752,182,000 as of December 31, 2016. Loan demand remained favorable in 2017 as most markets provided additional lending opportunities, in particular the Des Moines metro and Ames markets. This growth is primarily reflected in the commercial real estate loan portfolios. Loans are the primary contributor to the Company’s revenues and cash flows. The average yield on loans was 168 basis points higher in both 2017 and 2016, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2017. (dollars in thousands)

	2017	2016	2015	2014	2013
Real Estate
Construction	$50,309	$61,042	$66,268	$36,016	$23,928
1-4 family residential	146,258	149,507	127,076	122,777	108,289
Commercial	350,626	315,702	251,889	257,054	206,112
Agricultural	81,790	73,032	62,530	57,449	53,834
Commercial	73,816	74,378	102,515	92,703	86,823
Agricultural	69,806	76,994	79,533	85,609	81,326
Consumer and other	10,345	12,130	21,599	15,763	12,795

Total loans	782,950	762,785	711,410	667,371	573,107
Deferred loan fees, net	(79)	(96)	(94)	(92)	(34)

Total loans net of deferred fees	$782,871	$762,689	$711,316	$667,279	$573,073

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans. As of December 31, 2017, gross loans totaled approximately $783 million, which equals approximately 69.0% of total deposits and 56.9% of total assets. The Company’s peer group (consisting of 332 bank holding companies with total assets of $1 to $3 billion) loan to deposit ratio as of September 30, 2017 was a much higher 87%. The primary factor relating to the lower loan to deposit ratio for the Company compared to peer group averages is a more conservative underwriting philosophy and competitive markets for borrowers, based upon a comparison of net charge offs. As of December 31, 2017, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2017

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties. (dollars in thousands)

		After one
		year but
	Within	within	After
	one year	five years	five years	Total

Real Estate
Construction	$28,749	$19,852	$1,708	$50,309
1-4 family residential	24,873	55,409	65,976	146,258
Commercial	24,003	271,022	55,601	350,626
Agricultural	11,382	25,857	44,551	81,790
Commercial	41,556	27,010	5,250	73,816
Agricultural	60,013	6,690	3,103	69,806
Consumer and other	1,566	6,676	2,103	10,345

Total loans	$192,142	$412,516	$178,292	$782,950

	After one
	year but
	within	After
	five years	five years

Loan maturities after one year with:
Fixed rates	$340,482	$176,140
Variable rates	72,034	2,152

	$412,516	$178,292

Loans Held For Sale

There was no mortgage origination funding awaiting delivery to the secondary market as of December 31, 2017 and $243,000 as of December 31, 2016. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2017 were $498,343,000, a decrease of $17.7 million or 3.4% from the prior year end. As of December 31, 2017 and 2016, the investment portfolio comprised 36% and 38% of total assets, respectively.

The following table presents the fair values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2017, 2016 and 2015, respectively. This portfolio provides the Company with a significant amount of liquidity. (dollars in thousands)

	2017	2016	2015

U.S. government treasuries	$6,367	$4,368	$1,467
U.S. government agencies	111,263	110,209	106,445
U.S. government mortgage-backed securities	81,780	82,858	98,079
State and political subdivisions	237,413	264,448	277,597
Corporate bonds	58,464	51,184	50,889
Equity securities	3,056	3,013	3,156

Total	$498,343	$516,080	$537,633

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

The equity securities portfolio consisted primarily of required stocks, such as the FHLB and FRB stock, as of December 31, 2017 and 2016.

During the years ended December 31, 2017, 2016 and 2015, the Company did not recognize an other-than-temporary impairment. Management estimates at the present time there exists no other-than-temporary impairments in the securities available-for-sale portfolio at December 31, 2017; however, it is possible that the Company may incur impairment losses in 2018 and thereafter.

As of December 31, 2017, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity.

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

Investment Maturities as of December 31, 2017

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties. (dollars in thousands)

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total

U.S. government treasuries	$-	$4,441	$1,926	$-	$6,367
U.S. government agencies	7,990	69,089	34,184	-	111,263
U.S. government mortgage-backed securities	415	54,871	26,494	-	81,780
States and political subdivisions (1)	28,820	113,560	75,757	19,276	237,413
Corporate bonds	4,950	37,744	15,770	-	58,464

Total	$42,175	$279,705	$154,131	$19,276	$495,287

Weighted average yield
U.S. government treasuries	0.00%	2.02%	2.11%	0.00%	2.05%
U.S. government agencies	1.63%	1.99%	2.38%	0.00%	2.09%
U.S government mortgage-backed securities	3.81%	2.32%	2.49%	0.00%	2.39%
States and political subdivisions (1)	3.29%	3.20%	3.44%	3.39%	3.30%
Corporate bonds	2.14%	2.38%	2.85%	0.00%	2.49%

Total	2.85%	2.60%	2.96%	3.39%	2.76%

(1) Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

At December 31, 2017 and 2016, the Company’s investment securities portfolio included securities issued by 258 and 286 government municipalities and agencies located within 22 and 25 states with a fair value of $237,413,000 and $264,448,000, respectively. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of December 31, 2017 and 2016 was $4.4 million (approximately 1.9% of the fair value of the governmental municipalities and agencies) both represented by the Dubuque, Iowa Community School District to be repaid by sales tax revenues.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of December 31, 2017 and 2016 identifying the state in which the issuing government municipality or agency operates. (dollars in thousands)

	2017		2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$56,029	$55,829	$75,142	$74,408
Texas	12,141	12,174	11,091	11,065
Pennsylvania	8,719	8,745	8,728	8,654
Washington	7,017	6,900	7,221	6,957
Other (2017: 18 states; 2016: 17 states)	22,023	22,228	28,064	28,258

Total general obligation bonds	$105,929	$105,876	$130,246	$129,342

Revenue bonds:
Iowa	$122,044	$122,140	$126,750	$126,964
Other (2017: 9 states; 2016: 9 states)	9,376	9,397	8,208	8,142

Total revenue bonds	$131,420	$131,537	$134,958	$135,106

Total obligations of states and political subdivisions	$237,349	$237,413	$265,204	$264,448

As of December 31, 2017 and 2016, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities and water utilities. The revenue bonds are to be paid from 13 revenue sources in 2017 and 2016. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (dollars in thousands)

	2017		2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$74,631	$74,973	$77,586	$78,085
College and universities, primarily dormitory revenues	10,452	10,443	11,283	11,296
Water	12,763	12,611	14,105	13,907
Leases	9,383	9,331	9,106	8,960
Electric Power	7,382	7,416	8,446	8,459
Other	16,809	16,763	14,432	14,399

Total revenue bonds by revenue source	$131,420	$131,537	$134,958	$135,106

Deposits

Total deposits were $1,134,391,000 and $1,109,409,000 as of December 31, 2017 and 2016, respectively. The increase of $24,982,000 between the periods can be primarily attributed to increases in retail NOW balances and commercial demand deposit balances, offset in part by a decrease in other time deposits due in part to the low rate environment.

The Company’s primary source of funds is customer deposits. The Banks attempt to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 54% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company had $11,116,000 and $7,110,000 of brokered deposits as of December 31, 2017 and 2016, respectively.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2017, 2016 and 2015. (dollars in thousands)

	2017		2016		2015
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$202,120	0.00%	$191,899	0.00%	$192,112	0.00%
Interest bearing demand deposits	326,468	0.36%	301,073	0.19%	300,285	0.16%
Money market deposits	298,182	0.40%	281,997	0.22%	271,838	0.21%
Savings deposits	93,225	0.21%	86,684	0.15%	79,940	0.13%
Time certificates > $100,000	83,059	1.11%	86,400	0.92%	90,574	0.89%
Time certificates < $100,000	114,469	0.85%	124,894	0.75%	138,387	0.77%

	$1,117,523		$1,072,947		$1,073,136

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2017, 2016 and 2015. (dollars in thousands)

	2017	2016	2015

3 months or less	$15,439	$16,600	$13,370
Over 3 through 12 months	34,464	34,033	46,643
Over 12 through 36 months	25,787	23,152	23,704
Over 36 months	9,259	10,931	6,503

Total	$84,949	$84,716	$90,220

Securities Sold Under an Agreement to Repurchase

Securities sold under agreements to repurchase totaled $37,425,000 and $58,337,000 as of December 31, 2017 and 2016, respectively a decrease of 36% due primarily to decreases in two customers balances at year end.

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

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2017, 2016 and 2015. (dollars in thousands)

	2017		2016		2015

		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$37,425	0.77%	$58,337	0.51%	$54,290	0.33%
FHLB advances	13,500	2.73%	14,500	2.62%	18,542	2.24%
Other borrowings	13,000	3.62%	13,000	3.62%	13,000	3.62%

Total	$63,925	1.76%	$85,837	1.33%	$85,832	1.24%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2017, 2016 and 2015. (dollars in thousands)

	2017		2016		2015

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$45,283	0.61%	$47,827	0.35%	$52,187	0.28%
FHLB advances	14,944	2.64%	22,039	1.94%	17,199	2.34%
Other borrowings	12,822	3.67%	12,716	3.68%	16,995	3.63%

Total	$73,049	1.56%	$82,582	1.29%	$86,381	1.35%

Maximum Amount Outstanding during the Year

Federal funds purchased and repurchase agreements	$56,596		$58,762		$66,245
FHLB advances	$27,400		$52,500		$50,253
Other borrowings	$13,000		$13,000		$23,000

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2017, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods. These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company. For additional information, including quantification of the amounts involved, see Note 14 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Contractual Obligations

The following table sets forth the balance of the Company’s contractual obligations by maturity period as of December 31, 2017. (dollars in thousands)

		Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Deposits	$1,134,391	$1,044,543	$71,092	$18,756	$-
Securities sold under agreements to repurchase	37,425	37,425	-	-	-
FHLB advances and other borrowings (1)	26,500	24,500	2,000	-	-
Leases	152	92	60	-
Purchase obligations (2)	4,195	1,791	1,580	648	176

Total	$1,202,663	$1,108,351	$74,732	$19,404	$176

(1)

FHLB advances consist of various FHLB borrowings with fixed rates with final maturities through 2020. Other borrowings also include $13.0 million of term repurchase agreements having maturities greater less than one year with $7.0 million callable by the issuing financial institution quarterly. The term repurchase agreements have final maturities in 2018.

(2)

Purchase obligations include data processing, Internet banking services and card processing contracts that include termination provisions that would accelerate all future payments in the event the Company changed service providers prior to the contracts’ expirations.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2017, totaled $771,550,000 as compared to $752,182,000 as of December 31, 2016, an increase of 2.6%. Net loans comprise 56% of total assets as of the end of 2017. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company’s non-performing assets have decreased by 7% from December 31, 2016 and total $5,216,000 as of December 31, 2017. The Company’s level of non-performing assets as a percentage of assets of 0.38% as of December 31, 2017, is lower than the average for the Company’s peer group of FDIC insured institutions as of September 30, 2017, of 0.67%. Management believes that the allowance for loan losses as of December 31, 2017 remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ended December 31, 2017. (dollars in thousands)

	2017	2016	2015	2014	2013

Non-performing assets:
Nonaccrual loans	$4,810	$5,077	$1,818	$2,407	$2,508
Loans 90 days or more past due	18	22	75	36	27

Total non-performing loans	4,828	5,099	1,893	2,443	2,535
Securities available-for-sale	-	-	-	-	-
Other real estate owned	386	546	1,250	8,436	8,861

Total non-performing assets	$5,214	$5,645	$3,143	$10,879	$11,396

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

Impaired loans totaled $4,810,000 as of December 31, 2017 and were $267,000 lower than the impaired loans as of December 31, 2016. The Company considers impaired loans to generally include the non-performing loans (consisting of nonaccrual loans and loans past due 90 days or more and still accruing) and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $811,000 and $720,000 at December 31, 2017 and 2016, respectively. The average balances of impaired loans for the years ended December 31, 2017 and 2016 were $5,029,000 and 2,965,000, respectively. The increase in the average balance of impaired loans was due primarily to two loan relationships. For the years ended December 31, 2017, 2016 and 2015, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $379,000, $272,000 and $162,000, respectively, with $37,000, $72,000 and $164,000, respectively, recorded. There was $18,000 of loans greater than 90 days past due and still accruing interest as of December 31, 2017 and there was $22,000 of loans greater than 90 days past due and still accruing interest at December 31, 2016.

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

	2017	2016	2015	2014	2013

Balance at beginning of period	$10,507	$9,988	$8,838	$8,572	$7,773
Charge-offs:
Real estate
Construction	-	-	-	-	-
1-4 Family residential	7	15	25	151	81
Commercial	-	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	687	78	-	17	-
Agricultural	-	-	39	-	-
Consumer and other	44	39	5	77	36

Total charge-offs	738	132	69	245	117

Recoveries:
Real estate
Construction	-	30	50	25	-
1-4 Family residential	11	5	26	18	54
Commercial	-	-	4	-	51
Agricultural	-	-	-	-	-
Commercial	7	83	-	19	3
Agricultural	-	-	28	-	-
Consumer and other	14	9	12	20	22

Total recoveries	32	127	120	82	130

Net charge-offs (recoveries)	706	5	(51)	163	(13)
Provisions charged to operations	1,520	524	1,099	429	786

Balance at end of period	$11,321	$10,507	$9,988	$8,838	$8,572

Average loans outstanding	$772,168	$726,838	$681,824	$527,627	$482,699

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	0.09%	0.00%	-0.01%	0.03%	0.00%

Ratio of allowance for loan losses to total loans net of deferred fees	1.45%	1.38%	1.40%	1.32%	1.50%

The allowance for loan losses increased to $11,321,000 at the end of 2017 in comparison to the allowance of $10,507,000 at year end 2016 as a result of provisions of $1,520,000, offset by net charge offs of $706,000. The provision for loan losses in 2017 was necessary to maintain an adequate allowance for loan loss on the increasing outstanding loan portfolio, as well as funding net charge offs. The allowance for loan losses increased to $10,507,000 at the end of 2016 in comparison to the allowance of $9,988,000 at year end 2015 as a result of provisions of $524,000, offset by net charge offs of $5,000. The provision for loan losses in 2016 was necessary to maintain an adequate allowance for loan loss on the outstanding loan portfolio, as net charge offs were not significant. The increase in the allowance for loan losses was provided due to growth in the Company’s loan portfolios and, to a lesser extent to provide for a specific reserve on impaired loans due primarily to one loan relationship identified in the fourth quarter of 2016. The allowance for loan loss on impaired loans increased $281,000 to $720,000 as of December 31, 2016. The allowance for loan losses increased to $9,988,000 at the end of 2015 in comparison to the allowance of $8,838,000 at year end 2014 as a result of provisions of $1,099,000 and net recoveries of $51,000. The higher provision for loan losses in 2015 as compared to 2014 was due primarily to increased outstanding loans in the construction and commercial real estate portfolios. Credit quality indicators in 2015 such as classified assets and impaired loans have improved while past due loans have risen slightly but remain at a favorable level as compared to peer banks. There was no significant change in the allowance for loan loss on impaired loans. The allowance for loan losses increased to $8,838,000 at the end of 2014 in comparison to the allowance of $8,572,000 at year end 2013 as a result of provisions of $429,000 and net charge-offs of $162,000. The lower provision for loan losses in 2014 as compared to 2013 was due primarily to improved credit quality indicators, excluding the loans acquired as a part of the First Bank Acquisition, such as past due loans, classified assets, impaired loans, as well as a decrease in the allowance for loan loss on impaired loans. This decrease was offset in part by provisions required due to an increase in the loan portfolio.

General reserves for loan categories range from 1.08% to 1.86% of the outstanding loan balances as of December 31, 2017. In general as loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline. The loan provision recognized in 2017 was due primarily to an increase in the loan portfolio, as well as funding net charge offs. The loan provisions recognized in 2016 and 2015 were primarily due to increases in the loan portfolio. The allowance relating to commercial real estate is the largest reserve component. Construction, commercial operating and agricultural operating loans have higher general reserve levels as a percentage than the other loan categories as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch, special mention, substandard and impaired loans and less favorable economic conditions for those portfolios. As of December 31, 2017, commercial real estate loans have general reserves ranging from 1.25% to 1.44%.

Other factors considered when determining the adequacy of the general reserve include historical losses; watch, substandard and impaired loan volume; collecting past due loans; loan growth; loan-to-value ratios; loan administration; collateral values; and economic factors. The Company’s concentration risks include geographic concentration in central Iowa; the local economy’s dependence upon several large governmental entity employers, including Iowa State University; and the health of Iowa’s agricultural sector that, in turn, is dependent on crop and livestock prices, weather conditions and government programs. No assurances can be made that losses will remain at the relatively favorable levels experienced over the past five years.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had a significant impact on the reallocation of the allowance among different parts of the portfolio. The following table sets forth information regarding changes in the Company's specific reserve on loans individually evaluated for impairment and loans individually evaluated for impairment for the most recent five years. (dollars in thousands)

	2017	2016	2015	2014	2013

Specific reserve on loans individually evaluated for impairment	$811	$720	$439	$337	$477

Loans individually evaluated for impairment	$4,810	$5,077	$1,818	$2,533	$2,721

Percentage increase (decrease) in specific reserve on loans individually evaluated for impairment	13%	64%	30%	-29%	-32%

Percentage increase (decrease) in loans individually evaluated for impairment	-5%	179%	-28%	-7%	-59%

Allocation of the Allowance for Loan Losses

.

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses. (dollars in thousands)

	2017		2016		2015		2014		2013
	Amount	% *	Amount	% *	Amount	% *	Amount	% *	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$796	6%	$908	8%	$999	9%	$495	5%	$392	4%
1-4 family residential	1,716	19%	1,711	20%	1,806	18%	1,648	18%	1,523	19%
Commercial	4,734	45%	3,960	41%	3,557	36%	3,214	38%	3,230	36%
Agricultural	997	11%	861	9%	760	9%	737	10%	686	10%
Commercial	1,739	9%	1,728	10%	1,371	14%	1,247	14%	1,435	15%
Agricultural	1,171	9%	1,216	10%	1,256	11%	1,312	13%	1,165	14%
Consumer and other	168	1%	123	2%	239	3%	185	2%	141	2%

	$11,321	100%	$10,507	100%	$9,988	100%	$8,838	100%	$8,572	100%

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

As of December 31, 2017, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions for December 31, 2017, 2016 and 2015 totaled $69,420,000; $61,215,000; and $50,999,000, respectively. The higher balance of liquid assets at December 31, 2017 primarily relates to an increase in funds at a correspondent bank and the Federal Reserve Bank.

Other sources of liquidity available to the Banks as of December 31, 2017 include borrowing capacity with the FHLB of $185,417,000 and federal funds borrowing capacity at correspondent banks of $110,081,000. As of December 31, 2017, the Company had outstanding FHLB advances of $13,500,000, no federal funds purchased, securities sold under agreements to repurchase of $37,425,000 and other borrowings of $13,000,000.

Total investments as of December 31, 2017, were $498,343,000 compared to $516,080,000 as of year-end 2016. As of December 31, 2017 and 2016, the investment portfolio as a percentage of total assets was 36% and 38%, respectively. The investment portfolio provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2017 and 2016 and have pretax net unrealized (losses) of $(687,000) and $(915,000), respectively.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2017, 2016 and 2015 totaled $18,846,000, $21,417,000 and $22,622,000, respectively. The decrease in net cash provided by operating activities in 2017 as compared to 2016 was primarily due to a decrease in net income. The decrease in net cash provided by operating activities in 2016 as compared to 2015 was primarily due to an increase in deferred income taxes.

Net cash used in investing activities for the years ended December 31, 2017, 2016 and 2015 was $16,895,000, $43,470,000 and $34,376,000, respectively. The change in net cash used in investing activities in 2017 was primarily due to an increase in the loan portfolio in 2017 as compared to the increase in the loan portfolio in 2016. The change in net cash used in investing activities in 2016 was primarily due to a decrease in proceeds from securities maturities and calls; an increase in interest bearing deposits in financial institutions; and an increase in loans, offset in part by a decrease in securities purchased.

Net cash provided by (used in) financing activities for the years ended December 31, 2017, 2016 and 2015 totaled $(5,031,000), $27,525,000 and $12,029,000, respectively. The change in net cash provided by (used in) financing activities in 2017 was due primarily to a decrease in the securities sold under agreements to repurchase and to a lesser extent an increase in deposits in 2017 as compared to the increase in deposits 2016. The change in net cash provided by (used in) financing activities in 2016 was due primarily to an increase in deposits.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2017, dividends from the Banks amounted to $10,355,000 compared to $9,350,000 in 2016. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated cash and interest bearing deposits totaling $13,888,000 that were available at December 31, 2017 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $153,294,000 as of December 31, 2017 compared to a total of $164,066,000 at the end of 2016. The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2017. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no other known trends in liquidity and cash flow needs as of December 31, 2017, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $170,753,000 at December 31, 2017, from $165,105,000 at December 31, 2016. At December 31, 2017 and 2016, stockholders’ equity as a percentage of total assets was 12.4 % and 12.1%, respectively. The increase in stockholders’ equity was primarily the result of net income, offset in part by dividends declared. The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2017.

From time to time, the Company’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. No shares of common stock were repurchased under stock repurchase plans in 2017 and 2016. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Annual Report.

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

●

The effect of changes in laws and regulations with which the Company and the Banks must comply, including developments and changes related to the implementation of the Dodd-Frank Act and the effect of the recent Federal tax reform on the operations of the Company and its customers.

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

These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new facts emerge from time to time. The Company cannot predict such factors nor can it assess the impact, if any, of such factors on its financial condition or its results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this document.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is comprised primarily of interest rate risk arising from its core banking activities of making loans and taking deposits. Interest rate risk is the risk that changes in market interest rates may adversely affect the Company’s net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company’s primary market risk exposure and how that exposure was managed in 2017 changed when compared to 2016.

Based on a simulation modeling analysis performed as of December 31, 2017, the following table presents the estimated change in net interest income in the event of hypothetical changes in interest rates for the various rate shock levels:

Net Interest Income at Risk

Estimated Change in Net Interest Income for Year Ending December 31, 2018. (dollars in thousands)

	$ Change	% Change

+400 Basis Points	$(6,713)	-16.59%
+300 Basis Points	(4,791)	-11.84%
+200 Basis Points	(3,051)	-7.54%
+100 Basis Points	(1,456)	-3.60%
-100 Basis Points	28	0.07%
-200 Basis Points	(1,811)	-4.47%

Down 300 and 400 basis points is not presented due to the low interest rate environment.

As shown above, at December 31, 2018, the estimated effect of an immediate 400 basis point increase in interest rates would decrease the Company’s net interest income by 16.59% or approximately $6,713,000 in 2018. In an increasing interest rate environment, the assets are repricing slower than the liabilities, thus a decrease in net interest income. The estimated effect of an immediate 200 basis point decrease in rates would decrease the Company’s net interest income by 4.47% or approximately $1,811,000 in 2018. In a decreasing interest rate environment, a portion of the liabilities are not repricing downward due to their already historically low rates, thus a decrease in net interest income. The Company’s Asset Liability Management Policy establishes parameters for a 200 basis point change in interest rates. Under this policy, the Company and the Banks’ objective is to properly structure the balance sheet to prevent a 200 basis point change in interest rates from causing a decline in net interest income by more than 15% in one year compared to the base year that hypothetically assumes no change in interest rates.

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

Contractual Maturity or Repricing

The following table sets forth the estimated maturity or re-pricing, and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2017. The expected maturities are presented on a contractual basis. Actual maturities may differ from contractual maturities because of prepayment assumptions, early withdrawal of deposits and competition. (dollars in thousands)

	Less than	Three	One to	Over
	three	months to	five	five	Cumulative
	months	one year	years	years	Total

Interest earning assets
Interest bearing deposits	$27,309	$1,731	$13,982	$-	$43,022
Investments (1)	3,117	39,057	279,705	176,464	498,343
Loans	133,919	58,223	412,515	178,293	782,950
Loans held for sale	-	-	-	-	-

Total interest earning assets	$164,345	$99,011	$706,202	$354,757	$1,324,315

Interest bearing liabilities
Interest bearing demand deposits	$322,393	$-	$-	$-	$322,393
Money market and savings deposits	389,630	-	-	-	389,630
Time certificates > $100,000	15,438	34,464	35,047	-	84,949
Time certificates < $100,000	14,317	40,968	54,801	-	110,086
Other borrowed funds (2)	17,500	7,000	-	2,000	26,500

Total interest bearing liabilities	$759,278	$82,432	$89,848	$2,000	$933,558

Interest sensitivity gap	$(594,933)	$16,579	$616,354	$352,757	$390,757

Cumulative interest sensitivity gap	$(594,933)	$(578,354)	$38,000	$390,757	$390,757

Cumulative interest sensitivity gap as a percent of total assets	-43.27%	-42.06%	2.76%	28.42%

(1)	Investments with maturities over 5 years include the market value of equity securities of $3.0 million
(2)

Includes $13.5 million of advances from the FHLB. Of these advances, $13.5 million are term advances. The term advances have been categorized based upon their maturity date. Includes $13.0 million of term repurchase agreements, of which $7.0 million are callable. The term repurchase agreement was categorized based upon maturity, because the interest rates on such agreement is above current market rates.

As of December 31, 2017, the Company’s cumulative gap ratios for assets and liabilities repricing within three months and within one year were a negative 43% and 42%, respectively, meaning more liabilities than assets are scheduled to reprice within these periods. This situation suggests that a decrease in market interest rates may benefit net interest income and that an increase in interest rates may negatively impact the Company. The liability sensitive gap position is largely the result of classifying the interest bearing NOW accounts, money market accounts and savings accounts as immediately repriceable. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods to repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets.

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we determined that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2017 has been audited by CliftonLarsonAllen LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, Chief Executive Officer and President

/s/ John P. Nelson
John P. Nelson, Chief Financial Officer and Executive Vice President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ames National Corporation

Ames, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CliftonLarsonAllen LLP

We have served as the Company’s auditor since 2006.

West Des Moines, Iowa

March 12, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ames National Corporation

Ames, Iowa

Opinion on Internal Control over Financial Reporting

We have audited Ames National Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of the Company, and our report dated March 12, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Board of Directors and Stockholders

Ames National Corporation

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ CliftonLarsonAllen LLP

West Des Moines, Iowa

March 12, 2018

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

ASSETS	2017	2016

Cash and due from banks	$26,397,550	$29,478,068
Interest bearing deposits in financial institutions	43,021,953	31,737,259
Securities available-for-sale	498,342,864	516,079,506
Loans receivable, net	771,549,655	752,181,730
Loans held for sale	-	242,618
Bank premises and equipment, net	15,399,146	16,049,379
Accrued income receivable	8,382,391	7,768,689
Other real estate owned	385,509	545,757
Deferred income taxes	2,542,533	3,485,689
Other intangible assets, net	1,091,462	1,352,812
Goodwill	6,732,216	6,732,216
Other assets	1,214,371	799,306

Total assets	$1,375,059,650	$1,366,453,029

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$227,332,347	$212,074,792
NOW accounts	322,392,945	310,427,812
Savings and money market	389,630,180	381,852,433
Time, $250,000 and over	38,838,782	39,031,663
Other time	156,196,433	166,022,165
Total deposits	1,134,390,687	1,109,408,865

Securities sold under agreements to repurchase	37,424,619	58,337,367
Federal Home Loan Bank (FHLB) advances	13,500,000	14,500,000
Other borrowings	13,000,000	13,000,000
Dividends payable	2,048,401	1,955,292
Accrued expenses and other liabilities	3,942,801	4,146,262
Total liabilities	1,204,306,508	1,201,347,786

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of December 31, 2017 and 2016	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	131,684,961	126,181,376
Accumulated other comprehensive (loss)	(432,373)	(576,687)
Total stockholders' equity	170,753,142	165,105,243

Total liabilities and stockholders' equity	$1,375,059,650	$1,366,453,029

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

Interest income:
Loans, including fees	$34,048,310	$32,358,028	$30,780,496
Securities:
Taxable	6,219,030	5,853,146	6,179,492
Tax-exempt	5,015,696	5,439,908	5,808,011
Interest bearing deposits and federal funds sold	511,399	394,957	382,346
Total interest income	45,794,435	44,046,039	43,150,345

Interest expense:
Deposits	4,439,305	3,073,658	3,019,273
Other borrowed funds	1,141,774	1,061,623	1,165,866
Total interest expense	5,581,079	4,135,281	4,185,139

Net interest income	40,213,356	39,910,758	38,965,206

Provision for loan losses	1,519,596	524,365	1,099,183

Net interest income after provision for loan losses	38,693,760	39,386,393	37,866,023

Noninterest income:
Wealth management income	3,060,599	2,929,456	2,724,451
Service fees	1,515,998	1,633,178	1,740,740
Securities gains, net	505,139	423,601	888,179
Gain on sale of loans held for sale	783,776	1,082,347	907,875
Merchant and card fees	1,375,402	1,405,751	1,378,218
Other noninterest income	751,853	613,201	627,730
Total noninterest income	7,992,767	8,087,534	8,267,193

Noninterest expense:
Salaries and employee benefits	15,994,036	15,687,335	15,231,369
Data processing	3,298,080	3,297,079	3,027,203
Occupancy expenses	2,018,553	1,962,726	1,889,793
FDIC insurance assessments	427,781	540,237	680,563
Professional fees	1,231,778	1,178,924	1,274,298
Business development	1,033,026	1,016,365	1,064,362
Other real estate owned (income) expense, net	(2,459)	(172,628)	613,812
Intangible asset amortization	369,580	368,259	421,500
Other operating expenses, net	1,034,162	1,056,348	1,109,121
Total noninterest expense	25,404,537	24,934,645	25,312,021

Income before income taxes	21,281,990	22,539,282	20,821,195

Provision for income taxes	7,584,801	6,804,506	5,806,544

Net income	$13,697,189	$15,734,776	$15,014,651

Basic and diluted earnings per share	$1.47	$1.69	$1.61

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

Net income	$13,697,189	$15,734,776	$15,014,651
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	734,209	(6,018,340)	(683,696)
Less: reclassification adjustment for gains realized in net income	505,139	423,601	888,179
Other comprehensive income (loss) before tax	229,070	(6,441,941)	(1,571,875)
Tax expense (benefit) related to other comprehensive income (loss)	84,756	(2,383,518)	(581,594)
Other comprehensive income (loss), net of tax	144,314	(4,058,423)	(990,281)
Comprehensive income	$13,841,503	$11,676,353	$14,024,370

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2017, 2016 and 2015

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2014	$18,621,826	$20,878,728	$110,701,847	$4,472,017	$154,674,418
Net income	-	-	15,014,651	-	15,014,651
Other comprehensive (loss)	-	-	-	(990,281)	(990,281)
Cash dividends declared, $0.80 per share	-	-	(7,448,731)	-	(7,448,731)
Balance, December 31, 2015	18,621,826	20,878,728	118,267,767	3,481,736	161,250,057
Net income	-	-	15,734,776	-	15,734,776
Other comprehensive (loss)	-	-	-	(4,058,423)	(4,058,423)
Cash dividends declared, $0.84 per share	-	-	(7,821,167)	-	(7,821,167)
Balance, December 31, 2016	18,621,826	20,878,728	126,181,376	(576,687)	165,105,243
Net income	-	-	13,697,189	-	13,697,189
Other comprehensive income	-	-	-	144,314	144,314
Cash dividends declared, $0.88 per share	-	-	(8,193,604)	-	(8,193,604)
Balance, December 31, 2017	$18,621,826	$20,878,728	$131,684,961	$(432,373)	$170,753,142

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,697,189	$15,734,776	$15,014,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,519,596	524,365	1,099,183
Provision (credit) for off-balance sheet commitments	(5,000)	24,000	7,000
Amortization of securities available-for-sale, loans and deposits, net	2,797,455	3,065,740	3,404,299
Amortization of intangible assets	369,580	368,259	421,500
Depreciation	1,133,559	1,209,144	1,147,120
Provision for deferred income taxes	858,400	174,400	1,938,200
Securities gains, net	(505,139)	(423,601)	(888,179)
Gain on sales of loans held for sale	(783,776)	(1,082,347)	(907,875)
Proceeds from the sales of loans held for sale	32,703,719	47,700,123	39,670,999
Originations of loans held for sale	(31,677,325)	(46,321,024)	(38,597,644)
Impairment of other real estate owned	-	28,039	614,687
(Gain) on sale of other real estate owned, net	(14,648)	(218,687)	(100,409)
Loss on sale and disposal of bank premises and equipment, net	2,179	25,772	5,388
Change in assets and liabilities:
(Increase) in accrued income receivable	(613,702)	(202,898)	(94,768)
(Increase) decrease in other assets	(437,556)	298,656	109,864
Increase (decrease) in accrued expenses and other liabilities	(198,461)	512,599	(221,667)
Net cash provided by operating activities	18,846,070	21,417,316	22,622,349

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(64,197,470)	(78,120,246)	(100,805,716)
Proceeds from sale of securities available-for-sale	14,025,166	25,142,516	25,031,910
Proceeds from maturities and calls of securities available-for-sale	65,725,649	65,294,571	75,946,662
Net decrease (increase) in interest bearing deposits in financial institutions	(11,284,694)	(4,744,168)	4,476,291
Net (increase) in loans	(20,784,138)	(51,414,733)	(41,677,319)
Net proceeds from the sale of other real estate owned	191,564	1,052,178	4,875,464
Proceeds from the sale or bank premises and equipment	55,141	-	-
Purchase of bank premises and equipment	(518,155)	(267,761)	(2,196,551)
Other changes in other real estate owned	-	-	(26,612)
Purchase of customer list	(108,230)	(412,340)	-
Net cash (used in) investing activities	(16,895,167)	(43,469,983)	(34,375,871)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	24,981,822	35,247,743	22,192,208
Increase (decrease) in securities sold under agreements to repurchase	(20,912,748)	4,047,452	3,024,904
Proceeds from FHLB and other borrowings	-	-	4,500,000
Payments on FHLB and other borrowings	(1,000,000)	(4,042,203)	(10,425,534)
Dividends paid	(8,100,495)	(7,728,058)	(7,262,512)
Net cash provided by (used in) financing activities	(5,031,421)	27,524,934	12,029,066

Net increase (decrease) in cash and due from banks	(3,080,518)	5,472,267	275,544

CASH AND DUE FROM BANKS
Beginning	29,478,068	24,005,801	23,730,257
Ending	$26,397,550	$29,478,068	$24,005,801

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,509,886	$4,172,526	$4,464,760
Income taxes	6,886,832	5,822,394	4,291,621

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$16,668	$157,372	$74,609
Other real real estate owned sale financed by a loan receivable	-	-	1,897,449

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

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk rating process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile loans. Commercial and agricultural loans and mortgage loans secured by other properties are evaluated individually for impairment when analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower’s business are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 90 days or more. Nonaccrual loans are often also considered impaired. Impaired loans or portions thereof, are charged-off when deemed uncollectible.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At December 31, 2017, the Company management has completed the goodwill impairment analysis and determined goodwill was not impaired based on the fair value of the respective reporting unit.

The only other significant intangible asset is the core deposit intangible asset. The core deposit intangible asset is determined to have a definite life and is amortized over the estimated useful life. The core deposit intangible asset is a customer based relationship valuation attributed to the expectation of a lower net cost of these deposits versus alternative sources of funds. The core deposit intangible asset and other long-lived assets are reviewed for impairment whenever events occur or circumstances indicate that the carrying amount may not be recoverable.

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

Earnings per share: Basic earnings per share computations for the years ended December 31, 2017, 2016 and 2015, were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share (EPS) for the years ended December 31, 2017, 2016, and 2015.

	2017	2016	2015
Basic earning per share computation:
Net income	$13,697,189	$15,734,776	$15,014,651
Weighted average common shares outstanding	9,310,913	9,310,913	9,310,913
Basic EPS	$1.47	$1.69	$1.61

Reclassifications: Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on stockholders’ equity and net income of the prior periods.

New and Pending Accounting Pronouncements: In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update includes requiring changes in fair value of equity securities with readily determinable fair value to be recognized in net income and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. Among other items the ASC requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017, and is to be applied on a modified retrospective basis. Upon the effective date, the fair value of the Company's loan portfolio will be presented using an exit price method. The Company has concluded that the remaining requirements of this update are not expected to have a material impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) . The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018. The guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP. Service charges on deposit accounts are within the scope of the guidance; however, current revenue recognition practices will not change under the guidance, as deposit agreements are considered day-to-day contracts. Other noninterest income sources of revenue are considered immaterial. Implementation of the guidance will not change current business practices or internal controls for financial reporting. The Company has assessed the impact that this guidance will have on its consolidated financial statements and does not expect the guidance to have a material impact on the Company's consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.   The amendments in this ASU would require a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. The amendments in this proposed Update would be effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this proposed Update would be permitted. The Company is currently planning on early adopting this ASU in the first quarter of 2018 and does not expect the guidance to have a material impact on the Company’s financial statements.

Note 2.  Concentrations and Restrictions on Cash and Due from Banks and Interest Bearing Deposits in Financial Institutions

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves. The subsidiary banks’ reserve requirements totaled approximately $5,955,000 and $5,707,000 at December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company had approximately $46,016,000 on deposit at various financial institutions. Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 3.  Debt and Equity Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2017:
U.S. government treasuries	$6,413	$2	$(48)	$6,367
U.S. government agencies	111,900	136	(773)	111,263
U.S. government mortgage-backed securities	81,685	422	(327)	81,780
State and political subdivisions	237,349	1,233	(1,169)	237,413
Corporate bonds	58,647	206	(389)	58,464
Equity securities, other	3,036	20	-	3,056
	$499,030	$2,019	$(2,706)	$498,343

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2016:
U.S. government treasuries	$4,396	$18	$(46)	$4,368
U.S. government agencies	110,372	540	(703)	110,209
U.S. government mortgage-backed securities	82,279	1,018	(439)	82,858
State and political subdivisions	265,204	1,660	(2,416)	264,448
Corporate bonds	51,731	147	(694)	51,184
Equity securities, other	3,013	-	-	3,013
	$516,995	$3,383	$(4,298)	$516,080

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2017, are shown below by expected maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. (in thousands)

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$42,105	$42,174
Due after one year through five years	279,659	279,705
Due after five years through ten years	154,967	154,132
Due after ten years	19,263	19,276
	495,994	495,287
Equity securities	3,036	3,056
	$499,030	$498,343

At December 31, 2017 and 2016, securities with a carrying value of approximately $171,129,000 and $177,234,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains, and losses from securities available-for-sale are summarized below (in thousands):

	2017	2016	2015
Proceeds from sales of securities available-for-sale	$14,025	$25,143	$25,032
Gross realized gains on securities available-for-sale	540	430	911
Gross realized losses on securities available-for-sale	35	6	23
Tax provision applicable to net realized gains on securities available-for-sale	187	157	331

No other-than-temporary impairments were recognized as a component of income for the years ended December 31, 2017, 2016 and 2015.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 and 2016, are summarized as follows: (in thousands)

2017:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government treasuries	$4,894	$(48)	$-	$-	$4,894	$(48)
U.S. government agencies	73,953	(549)	10,168	(224)	84,121	(773)
U.S. government mortgage-backed securities	39,565	(245)	5,344	(82)	44,909	(327)
State and political subdivisions	89,904	(703)	16,631	(466)	106,535	(1,169)
Corporate bonds	29,808	(198)	6,709	(191)	36,517	(389)
	$238,124	$(1,743)	$38,852	$(963)	$276,976	$(2,706)

2016:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government treasuries	$2,893	$(46)	$-	$-	$2,893	$(46)
U.S. government agencies	48,225	(703)	-	-	48,225	(703)
U.S. government mortgage-backed securities	33,753	(439)	-	-	33,753	(439)
State and political subdivisions	125,558	(2,226)	6,512	(190)	132,070	(2,416)
Corporate bonds	35,703	(694)	-	-	35,703	(694)
	$246,132	$(4,108)	$6,512	$(190)	$252,644	$(4,298)

At December 31, 2017, debt securities have unrealized losses of $2,706,000. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 4.  Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows (in thousands):

	2017	2016

Real estate - construction	$50,309	$61,042
Real estate - 1 to 4 family residential	146,258	149,507
Real estate - commercial	350,626	315,702
Real estate - agricultural	81,790	73,032
Commercial	73,816	74,378
Agricultural	69,806	76,994
Consumer and other	10,345	12,130
	782,950	762,785
Less:
Allowance for loan losses	(11,321)	(10,507)
Deferred loan fees	(79)	(96)
	$771,550	$752,182

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

Summary changes in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015

Balance, beginning	$10,507	$9,988	$8,838
Provision for loan losses	1,520	524	1,099
Recoveries of loans charged-off	32	127	120
Loans charged-off	(738)	(132)	(69)
Balance, ending	$11,321	$10,507	$9,988

Activity in the allowance for loan losses, on a disaggregated basis, for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

2017:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507
Provision (credit) for loan losses	(112)	1	774	136	691	(45)	75	1,520
Recoveries of loans charged-off	-	11	-	-	7	-	14	32
Loans charged-off	-	(7)	-	-	(687)	-	(44)	(738)
Balance, ending	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321

2016:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988
Provision (credit) for loan losses	(121)	(85)	403	101	352	(40)	(86)	524
Recoveries of loans charged-off	30	5	-	-	83	-	9	127
Loans charged-off	-	(15)	-	-	(78)	-	(39)	(132)
Balance, ending	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507

2015:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$495	$1,648	$3,214	$737	$1,247	$1,312	$185	$8,838
Provision (credit) for loan losses	454	157	339	23	124	(45)	47	1,099
Recoveries of loans charged-off	50	26	4	-	-	28	12	120
Loans charged-off	-	(25)	-	-	-	(39)	(5)	(69)
Balance, ending	$999	$1,806	$3,557	$760	$1,371	$1,256	$239	$9,988

Allowance for loan losses disaggregated on the basis of the impairment analysis method as of December 31, 2017 and 2016 is as follows (in thousands):

2017:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$42	$115	$-	$607	$-	$47	$811
Ending balance: Collectively evaluated for impairment	796	1,674	4,619	997	1,132	1,171	121	10,510
Ending balance	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321

2016:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$76	$-	$-	$644	$-	$-	$720
Ending balance: Collectively evaluated for impairment	908	1,635	3,960	861	1,084	1,216	123	9,787
Ending balance	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507

Loans receivable disaggregated on the basis of the impairment analysis method as of December 31, 2017 and 2016 is as follows (in thousands):

2017:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$-	$689	$901	$-	$3,140	$-	$80	$4,810
Ending balance: Collectively evaluated for impairment	50,309	145,569	349,725	81,790	70,676	69,806	10,265	778,140

Ending balance	$50,309	$146,258	$350,626	$81,790	$73,816	$69,806	$10,345	$782,950

2016:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$-	$660	$399	$-	$3,942	$-	$76	$5,077
Ending balance: Collectively evaluated for impairment	61,042	148,847	315,303	73,032	70,436	76,994	12,054	757,708

Ending balance	$61,042	$149,507	$315,702	$73,032	$74,378	$76,994	$12,130	$762,785

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

The credit risk profile by internally assigned grade, on a disaggregated basis, at December 31, 2017 and 2016 is as follows (in thousands):

2017:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$47,726	$319,178	$60,301	$59,535	$45,816	$532,556
Watch	2,583	27,528	20,114	9,628	22,640	82,493
Special Mention	-	184	-	-	-	184
Substandard	-	2,835	1,375	1,513	1,350	7,073
Substandard-Impaired	-	901	-	3,140	-	4,041

	$50,309	$350,626	$81,790	$73,816	$69,806	$626,347

2016:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$57,420	$288,107	$51,720	$59,506	$57,415	$514,168
Watch	3,245	22,833	15,251	9,512	18,938	69,779
Special Mention	-	204	4,228	96	75	4,603
Substandard	377	4,159	1,833	1,322	566	8,257
Substandard-Impaired	-	399	-	3,942	-	4,341

	$61,042	$315,702	$73,032	$74,378	$76,994	$601,148

The credit risk profile based on payment activity, on a disaggregated basis, at December 31, 2017 and 2016 is as follows (in thousands):

2017:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$145,551	$10,264	$155,815
Non-performing	707	81	788

	$146,258	$10,345	$156,603

2016:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$148,828	$12,051	$160,879
Non-performing	679	79	758

	$149,507	$12,130	$161,637

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

The following is a recap of impaired loans, on a disaggregated basis, at December 31, 2017, 2016 and 2015 and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2017, 2016 and 2015 (in thousands):

2017:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	572	677	-	542	30
Real estate - commercial	671	1,353	-	652	-
Real estate - agricultural	-	-	-	-	-
Commercial	125	148	-	1,190	4
Agricultural	-	-	-	-	-
Consumer and other	25	44	-	53	-
Total loans with no specific reserve:	1,393	2,222	-	2,437	34

With an allowance recorded:
Real estate - construction	-	-	-	13	2
Real estate - 1 to 4 family residential	117	180	42	153	-
Real estate - commercial	230	230	115	46	-
Real estate - agricultural	-	-	-	-	-
Commercial	3,015	3,336	607	2,357	-
Agricultural	-	-	-	-	-
Consumer and other	55	43	47	23	1
Total loans with specific reserve:	3,417	3,789	811	2,592	3

Total
Real estate - construction	-	-	-	13	2
Real estate - 1 to 4 family residential	689	857	42	695	30
Real estate - commercial	901	1,583	115	698	-
Real estate - agricultural	-	-	-	-	-
Commercial	3,140	3,484	607	3,547	4
Agricultural	-	-	-	-	-
Consumer and other	80	87	47	76	1

	$4,810	$6,011	$811	$5,029	$37

2016:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$31
Real estate - 1 to 4 family residential	452	473	-	440	1
Real estate - commercial	399	1,025	-	452	26
Real estate - agricultural	-	-	-	-	-
Commercial	2,747	2,672	-	580	-
Agricultural	-	-	-	9	2
Consumer and other	76	81	-	68	6
Total loans with no specific reserve:	3,674	4,251	-	1,549	66

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	208	360	76	572	5
Real estate - commercial	-	-	-	20	-
Real estate - agricultural	-	-	-	-	-
Commercial	1,195	1,286	644	824	1
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total loans with specific reserve:	1,403	1,646	720	1,416	6

Total
Real estate - construction	-	-	-	-	31
Real estate - 1 to 4 family residential	660	833	76	1,012	6
Real estate - commercial	399	1,025	-	472	26
Real estate - agricultural	-	-	-	-	-
Commercial	3,942	3,958	644	1,404	1
Agricultural	-	-	-	9	2
Consumer and other	76	81	-	68	6

	$5,077	$5,897	$720	$2,965	$72

2015:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$-	$31	$-	$97	$129
Real estate - 1 to 4 family residential	296	304	-	188	-
Real estate - commercial	456	1,030	-	554	29
Real estate - agricultural	-	-	-	-	-
Commercial	11	17	-	223	3
Agricultural	11	13	-	13	-
Consumer and other	2	2	-	4	2
Total loans with no specific reserve:	776	1,397	-	1,079	163

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	754	891	273	768	-
Real estate - commercial	102	111	2	135	-
Real estate - agricultural	-	-	-	-	-
Commercial	186	262	164	122	-
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total loans with specific reserve:	1,042	1,264	439	1,025	-

Total
Real estate - construction	-	31	-	97	129
Real estate - 1 to 4 family residential	1,050	1,195	273	956	-
Real estate - commercial	558	1,141	2	689	29
Real estate - agricultural	-	-	-	-	-
Commercial	197	279	164	345	3
Agricultural	11	13	-	13	-
Consumer and other	2	2	-	4	2

	$1,818	$2,661	$439	$2,104	$163

The interest foregone on nonaccrual loans for the years ended December 31, 2017, 2016 and 2015 was approximately $379,000, $272,000 and $162,000, respectively.

Nonaccrual loans at December 31, 2017 and 2016 were $4,810,000 and $5,077,000, respectively.

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

For troubled debt restructurings that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible impairment and, as necessary, recognizes impairment through the allowance. The Company had charge offs related to TDRs for the years ended December 31, 2017 and 2016 of $285,000 and none, respectively.

The Company had loans meeting the definition of TDR of $2,984,000 as of December 31, 2017, all of which were included as impaired and nonaccrual loans. The Company had loans meeting the definition of TDR of $3,672,000 as of December 31, 2016, all of which were included as impaired and nonaccrual loans.

The Company’s TDR, on a disaggregated basis, occurring in the years ended December 31 is as follows (dollars in thousands):

	2017			2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	1	149	149
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	2	93	99	11	3,273	3,273
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	3	70	70

	2	$93	$99	15	$3,492	$3,492

During the year ended December 31, 2017, the Company granted concessions to two borrowers experiencing financial difficulties. These loans were extended beyond their normal terms and on one loan the interest was also capitalized.

During the year ended December 31, 2016, the Company granted concessions to three borrowers with fifteen contracts experiencing financial difficulties. The one-to-four family loan was granted delayed payments for a longer than insignificant amount of time. Three commercial operating loans were granted maturities longer than normal and seven commercial operating loans were granted delayed payments for a longer than insignificant amount of time. Three consumer loans were granted maturities longer than normal and interest rates at a below market rate.

There was one TDR loan that was modified during the year ended December 31, 2017 with a payment default. There were three TDR loans to one borrower that were modified during the year ended December 31, 2016 with a payment default. A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no significant financial impact from specific reserves or from charge-offs for the TDR loans included in the previous table.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2017 and 2016, are as follows (in thousands):

	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$159	$-	$159	$50,150	$50,309	$-
Real estate - 1 to 4 family residential	940	414	1,354	144,904	146,258	18
Real estate - commercial	363	629	992	349,634	350,626	-
Real estate - agricultural	655	-	655	81,135	81,790	-
Commercial	275	418	693	73,123	73,816	-
Agricultural	77	-	77	69,729	69,806	-
Consumer and other	77	38	115	10,230	10,345	-

	$2,546	$1,499	$4,045	$778,905	$782,950	$18

2016:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$61,042	$61,042	$-
Real estate - 1 to 4 family residential	1,577	35	1,612	147,895	149,507	19
Real estate - commercial	1,420	-	1,420	314,282	315,702	-
Real estate - agricultural	-	-	-	73,032	73,032	-
Commercial	84	747	831	73,547	74,378	-
Agricultural	-	-	-	76,994	76,994	-
Consumer and other	36	3	39	12,091	12,130	3

	$3,117	$785	$3,902	$758,883	$762,785	$22

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2017, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability. Loan transactions with related parties at December 31, 2017 and 2016 were as follows (in thousands):

	2017	2016

Balance, beginning of year	$10,353	$9,049
New loans	11,264	13,218
Repayments	(13,018)	(11,931)
Change in status	10	17
Balance, end of year	$8,609	$10,353

Note 5.  Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016

Land	$3,773	$3,798
Buildings and improvements	18,841	18,979
Furniture and equipment	6,489	6,379
	29,103	29,156
Less accumulated depreciation	13,704	13,107
	$15,399	$16,049

Note 6.  Other Real Estate Owned

Changes in the other real estate owned for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016

Balance, beginning of year	$546	$1,250
Transfer of loans	17	157
Impairment	-	(28)
Net proceeds from sale	(192)	(1,052)
Gain on sale, net	15	219
Balance, end of year	$386	$546

The following table provides the composition of other real estate owned at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016

Construction and land development	$320	$320
1 to 4 family residential houses	66	226

	$386	$546

The Company is actively marketing the assets referred to in the table above. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. The assets above are primarily located in the Ames, Iowa area.

Note 7.  Goodwill

Accounting standards allow for goodwill to be tested for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. There were no changes in the carrying amount of goodwill in 2017 and 2016. For income tax purposes, goodwill is amortized over 15 years.

Note 8.  Intangible Assets

In conjunction with the acquisition of wealth management business in 2017 and 2016, the Company recorded a $109,000 and $412,000 customer list asset, respectively. The following sets forth the carrying amounts and accumulated amortization of intangible assets at December 31, 2017 and 2016 (in thousands):

	2017		2016
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518	$1,861	$2,518	$1,563
Customer list	520	86	412	14
Total	$3,038	$1,947	$2,930	$1,577

The weighted average life of the intangible assets is 2.5 and 2.8 years as of December 31, 2017 and 2016, respectively.

The amortization expense for the intangible assets totaled $370,000, $368,000 and $421,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated remaining amortization expense on intangible assets for the years ending is as follows (in thousands):

2018	327
2019	203
2020	147
2021	146
2022	146
After	122

$1,091

The following sets forth the activity related to intangible assets for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015

Beginning intangibles, net	$1,353	$1,309	$1,730
Acquisition	108	412	-
Amortization	(370)	(368)	(421)

Ending intangible asset, net	$1,091	$1,353	$1,309

Note 9.  Deposits

At December 31, 2017, the maturities of time deposits are as follows (in thousands):

2018	$105,187
2019	47,169
2020	23,923
2021	11,884
2022	6,872
$195,035

Interest expense on deposits for the years ended December 31, 2017, 2016 and 2015 is summarized as follows (in thousands):

	2017	2016	2015

NOW accounts	$1,161	$585	$469
Savings and money market	1,385	755	674
Time deposits	1,893	1,734	1,876
	$4,439	$3,074	$3,019

Deposits held by the Company from related parties at December 31, 2017 and 2016 amounted to approximately $15,267,000 and $15,570,000, respectively.

Note 10.  Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of December 31, 2017 and 2016 (in thousands):

	2017			2016
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$1,474	$-	$1,474	$1,476	$-	$1,476
U.S. government agencies	47,323	-	47,323	46,557	-	46,557
U.S. government mortgage-backed securities	22,824	-	22,824	30,376	-	30,376

Total	$71,621	$-	$71,621	$78,409	$-	$78,409

Term repurchase agreements:
U.S. government agencies	$-	$14,986	$14,986	$-	$15,068	$15,068
U.S. government mortgage-backed securities	-	-	-	-	354	354

Total	$-	$14,986	$14,986	$-	$15,422	$15,422

Total pledged collateral	$71,621	$14,986	$86,607	$78,409	$15,422	$93,831

Note 11.  Borrowings

Securities sold under repurchase agreements (repurchase agreements) are short-term and are secured by securities available-for-sale.

At December 31, 2017, FHLB advances and other borrowings consisted of the following (in thousands):

		Weighted
		Average
	Amount	Interest Rate	Features

FHLB advances maturing in:
2018	11,500	2.94%
2020	2,000	1.58%
Total FHLB advances	$13,500	2.73%

Other borrowings maturing in:
2018	$13,000	3.62%	$7,000,000 term repurchase agreements callable quarterly in 2018
Total other borrowings	$13,000	3.62%

Total FHLB and other borrowings	$26,500	3.17%

Borrowed funds at December 31, 2017 included FHLB advances and other borrowings. Other borrowings consist of term repurchase agreements. FHLB advances are collateralized by certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The term repurchase agreements are collateralized with U.S. government treasuries, U.S. government agencies with a carrying and fair value of $14,986,000 at December 31, 2017. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $185,417,000 at December 31, 2017.

Borrowed funds at December 31, 2016 of $27,500,000 included FHLB advances and other borrowings. Other borrowings consist of term repurchase agreements. FHLB advances are collateralized by certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The term repurchase agreements are collateralized with U.S. government agencies and mortgage-backed securities with a carrying and fair value of $15,422,000 at December 31, 2016. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $177,905,000 at December 31, 2016.

Note 12.  Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan. For the years ended December 31, 2017, 2016 and 2015, the Company matched employee contributions up to a maximum of 3% and also contributed an amount equal to 3% of the participating employee’s compensation. For the years ended December 31, 2017, 2016 and 2015, Company contributions to the plan were approximately $737,000, $722,000, and $678,000, respectively. The plan covers substantially all employees.

Note 13.  Income Taxes

The components of income tax expense for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Federal:
Current	$5,708	$5,370	$3,119
Deferred	(305)	(43)	1,753
Deferred due to enacted changes in tax rates	1,190	-	-
	6,593	5,327	4,872
State:
Current	1,018	1,261	749
Deferred	(26)	217	186
	992	1,478	935

Income tax expense	$7,585	$6,805	$5,807

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes for the years ended December 31, 2017, 2016 and 2015 as a result of the following (in thousands):

	2017	2016	2015

Income taxes at 35% federal tax rate	$7,449	$7,889	$7,287
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(1,737)	(1,943)	(2,046)
State taxes, net of federal tax benefit	717	729	506
Effect of change in deferred tax asset related to enacted changes in tax rates	1,190	-	-
Other	(34)	130	60
Total income tax expense	$7,585	$6,805	$5,807

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016

Deferred tax assets:
Allowance for loan losses	$2,776	$3,823
Net unrealized losses on securities available-for-sale	171	338
Other real estate owned	68	116
Accrued vacation	168	251
State alternative minimum tax carryforward	226	226
Other intangible assets	155	232
Off balance sheet reserve	126	191
Other deferred tax assets	342	228
	4,032	5,405
Deferred tax liabilities:
Bank premises and equipment	(643)	(937)
Goodwill	(604)	(736)
Other deferred tax liabilities	(16)	(20)
	(1,263)	(1,693)

Valuation allowance	(226)	(226)

Net deferred tax asset	$2,543	$3,486

Income taxes currently payable of approximately $322,000 and $482,000 is included in other liabilities as of December 31, 2017 and 2016, respectively.

The Company has approximately $226,000 of state alternative minimum tax (“AMT”) credit carryforwards available to offset future state alternative minimum taxable income as of December 31, 2017 and 2016.  The Company has recorded a valuation allowance against the tax effect of the AMT credit carryforwards, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa. The Company is no longer subject to U.S. federal income and state tax examinations for years before 2014.

The Company follows the accounting requirements for uncertain tax positions. Management has determined that the Company has no material uncertain tax positions and no material accrued interest or penalties as of or for the years ended December 31, 2017 and 2016 that would require recognition. The Company had no significant unrecognized tax benefits as of December 31, 2017, that if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months as of December 31, 2017 and 2016.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company’s commitments at December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016

Commitments to extend credit	$153,294	$164,066
Standby letters of credit	3,761	5,309
	$157,055	$169,375

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2017 and 2016, approximately $112,325,000 and $138,473,000 of the commitments to extend credit were fixed interest rates. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

At December 31, 2017 and 2016, the Banks have established liabilities totaling approximately $507,000 and $512,000, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2017 and 2016, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2017, the most recent notification from the federal banking regulators categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum common equity, total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management believes there are no conditions or events since that notification that have changed the institution’s category. The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2017 and 2016 are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2017:
Total capital (to risk- weighted assets):
Consolidated	$176,306	17.6%	$92,500	9.25%	N/A	N/A
Boone Bank & Trust	15,344	16.5	8,613	9.25	$9,312	10.0%
First National Bank	81,390	15.5	48,466	9.25	52,396	10.0
Reliance State Bank	26,982	15.3	16,324	9.25	17,648	10.0
State Bank & Trust	20,064	15.8	11,738	9.25	12,690	10.0
United Bank & Trust	14,833	19.9	6,878	9.25	7,436	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$164,467	16.4%	$72,500	7.25%	N/A	N/A
Boone Bank & Trust	14,453	15.5	6,751	7.25	$7,449	8.0%
First National Bank	75,404	14.4	37,987	7.25	41,917	8.0
Reliance State Bank	24,775	14.0	12,795	7.25	14,118	8.0
State Bank & Trust	18,475	14.6	9,200	7.25	10,152	8.0
United Bank & Trust	14,012	18.8	5,391	7.25	5,649	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$164,467	12.1%	$54,264	4.00%	N/A	N/A
Boone Bank & Trust	14,453	10.4	5,568	4.00	$6,960	5.0%
First National Bank	75,404	10.1	29,910	4.00	37,387	5.0
Reliance State Bank	24,775	11.6	8,553	4.00	10,691	5.0
State Bank & Trust	18,475	11.8	6,284	4.00	7,856	5.0
United Bank & Trust	14,012	12.8	4,362	4.00	5,453	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$164,467	16.4%	$57,500	5.75%	N/A	N/A
Boone Bank & Trust	14,453	15.5	5,354	5.75	$6,053	6.5%
First National Bank	75,404	14.4	30,128	5.75	34,058	6.5
Reliance State Bank	24,775	14.0	10,147	5.75	11,471	6.5
State Bank & Trust	18,475	14.6	7,297	5.75	8,248	6.5
United Bank & Trust	14,012	18.8	4,276	5.75	4,833	6.5

* These ratios for December 31, 2017 include a capital conservation buffer of 1.25%, except for the Tier 1 capital to average weighted assets ratios.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2016:
Total capital (to risk- weighted assets):
Consolidated	$170,358	17.2%	$85,241	8.625%	N/A	N/A
Boone Bank & Trust	15,044	17.2	7,534	8.625	$8,735	10.0%
First National Bank	78,322	15.3	44,279	8.625	51,338	10.0
Reliance State Bank	26,095	14.1	15,927	8.625	18,466	10.0
State Bank & Trust	20,170	16.4	10,590	8.625	12,278	10.0
United Bank & Trust	14,897	19.2	6,684	8.625	7,749	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$159,325	16.1%	$65,475	6.625%	N/A	N/A
Boone Bank & Trust	14,132	16.2	5,787	6.625	$6,988	8.0%
First National Bank	72,750	14.2	34,011	6.625	41,070	8.0
Reliance State Bank	24,139	13.1	12,234	6.625	14,773	8.0
State Bank & Trust	18,633	15.2	8,134	6.625	9,822	8.0
United Bank & Trust	14,078	18.2	5,134	6.625	6,199	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$159,325	12.0%	$53,316	4.000%	N/A	N/A
Boone Bank & Trust	14,132	10.2	5,529	4.000	$6,911	5.0%
First National Bank	72,750	10.0	29,077	4.000	36,347	5.0
Reliance State Bank	24,139	11.5	8,374	4.000	10,467	5.0
State Bank & Trust	18,633	11.6	6,449	4.000	8,061	5.0
United Bank & Trust	14,078	12.5	4,523	4.000	5,654	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$159,325	16.1%	$50,650	5.125%	N/A	N/A
Boone Bank & Trust	14,132	16.2	4,477	5.125	$5,678	6.5%
First National Bank	72,750	14.2	26,311	5.125	33,370	6.5
Reliance State Bank	24,139	13.1	9,464	5.125	12,003	6.5
State Bank & Trust	18,633	15.2	6,292	5.125	7,981	6.5
United Bank & Trust	14,078	18.2	3,972	5.125	5,037	6.5

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2017 and 2016 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2017

U.S. government treasuries	$6,367	$6,367	$-	$-
U.S. government agencies	111,263	-	111,263	-
U.S. government mortgage-backed securities	81,780	-	81,780	-
State and political subdivisions	237,413	-	237,413	-
Corporate bonds	58,464	-	58,464	-
Equity securities, other	3,056	34	3,022	-

	$498,343	$6,401	$491,942	$-

2016

U.S. government treasuries	$4,368	$4,368	$-	$-
U.S. government agencies	110,209	-	110,209	-
U.S. government mortgage-backed securities	82,858	-	82,858	-
State and political subdivisions	264,448	-	264,448	-
Corporate bonds	51,184	-	51,184	-
Equity securities, other	3,013	-	3,013	-

	$516,080	$4,368	$511,712	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2017 and 2016  (in thousands):

Description	Total	Level 1	Level 2	Level 3

2017

Loans	$2,606	$-	$-	$2,606
Other real estate owned	386	-	-	386

Total	$2,992	$-	$-	$2,992

2016

Loans	$683	$-	$-	$683
Other real estate owned	546	-	-	546

Total	$1,229	$-	$-	$1,229

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

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016 are as follows (in thousands):

	2017
	Fair Value	Valuation	Range of Unobservable	Range
		Techniques	Inputs	(Average)

Impaired Loans	$2,606	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$386	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2016
	Fair Value	Valuation	Range of Unobservable	Range
		Techniques	Inputs	(Average)

Impaired Loans	$683	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$546	Appraisal	Appraisal adjustment	6%	-	10%	(8%)

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities as of December 31, 2017 and 2016 (in thousands):

		2017		2016
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$26,398	$26,398	$29,478	$29,478
Interest bearing deposits	Level 1	43,022	43,022	31,737	31,737
Securities available-for-sale	See previous table	498,343	498,343	516,080	516,080
Loans receivable, net	Level 2	771,550	768,444	752,182	746,580
Loans held for sale	Level 2	-	-	243	243
Accrued income receivable	Level 1	8,382	8,382	7,769	7,769
Financial liabilities:
Deposits	Level 2	$1,134,391	$1,134,468	$1,109,409	$1,110,211
Securities sold under agreements to repurchase	Level 1	37,425	37,425	58,337	58,337
FHLB advances	Level 2	13,500	13,482	14,500	14,681
Other borrowings	Level 2	13,000	13,079	13,000	13,386
Accrued interest payable	Level 1	477	477	408	408

Note 17.  Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no other significant events or transactions occurring after December 31, 2017, but prior to March 12, 2018, that provided additional evidence about conditions that existed at December 31, 2017. There were no other significant events or transactions that provided evidence about conditions that did not exist at December 31, 2017.

Note 18.  Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2017 and 2016, and statements of income and cash flows for each of the years in the three-year period ended December 31, 2017, is as follows (in thousands):

CONDENSED BALANCE SHEETS

December 31, 2017 and 2016

	2017	2016

ASSETS

Cash and due from banks	$42	$21
Interest bearing deposits in banks	13,846	11,160
Investment in bank subsidiaries	153,647	149,962
Loans receivable, net	2,275	3,190
Premises and equipment, net	2,848	2,960
Accrued income receivable	6	10
Other real estate owned	320	320
Other assets	278	22

Total assets	$173,262	$167,645

LIABILITIES

Dividends payable	$2,048	$1,955
Deferred income taxes	70	193
Accrued expenses and other liabilities	390	392

Total liabilities	2,508	2,540

STOCKHOLDERS' EQUITY

Common stock	18,622	18,622
Additional paid-in capital	20,879	20,879
Retained earnings	131,685	126,181
Accumulated other comprehensive (loss)	(432)	(577)
Total stockholders' equity	170,754	165,105

Total liabilities and stockholders' equity	$173,262	$167,645

CONDENSED STATEMENTS OF INCOME

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Operating income:
Equity in net income of bank subsidiaries	$13,896	$15,994	$15,083
Interest	151	192	195
Dividends	-	-	28
Rental income	420	415	404
Gain on sale of other real estate owned	-	207	-
Other income	1,844	1,769	1,737
Securities gains	-	-	279
	16,311	18,577	17,726

Credit for loan losses	(13)	(153)	(30)

Operating income after credit for loan losses	16,324	18,730	17,756

Operating expenses	2,914	2,789	2,776

Income before income taxes	13,410	15,941	14,980

Income tax expense (benefit)	(287)	206	(35)

Net income	$13,697	$15,735	$15,015

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,697	$15,735	$15,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113	124	131
Credit for loan losses	(13)	(153)	(30)
Provision for deferred income taxes	(123)	256	72
Securities gains, net	-	-	(279)
Gain on sale of other real estate owned	-	(207)	-
Equity in net income of bank subsidiaries	(13,896)	(15,994)	(15,083)
Dividends received from bank subsidiaries	10,355	9,350	8,350
(Increase) decrease in accrued income receivable	5	2	(3)
(Increase) decrease in other assets	(248)	90	129
Increase (decrease) in accrued expense and other liabilities	(9)	8	5
Net cash provided by operating activities	9,881	9,211	8,307

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available-for-sale	-	-	909
(Increase) in interest bearing deposits in banks	(2,686)	(2,248)	(1,296)
Decrease in loans	927	126	119
Purchase of other real estate owned	-	-	(739)
Proceeds from the sale of other real estate owned	-	626	-
Purchase of bank premises and equipment	(1)	-	(33)
Net cash used in investing activities	(1,760)	(1,496)	(1,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(8,100)	(7,728)	(7,263)
Net cash used in financing activities	(8,100)	(7,728)	(7,263)

Net increase (decrease) in cash and cash equivalents	21	(13)	4

CASH AND DUE FROM BANKS
Beginning	21	34	30
Ending	$42	$21	$34

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash receipts for income taxes	$142	$171	$237

Note 19.  Selected Quarterly Financial Data (Unaudited)

(in thousands, except earnings per share):

	2017
	March 31	June 30	September 30	December 31

Total interest income	$11,084	$11,471	$11,612	$11,628
Total interest expense	1,201	1,405	1,461	1,514
Net interest income	9,883	10,066	10,151	10,114
Provision for loan losses	398	767	57	298
Net interest income after provision for loan losses	9,485	9,299	10,094	9,816
Noninterest income	2,081	2,025	1,860	1,976
Noninterest expense	6,477	6,399	6,296	6,182
Income before income taxes	5,089	4,925	5,658	5,610
Income tax expense	1,479	1,453	1,730	2,923
Net income	$3,610	$3,472	$3,928	$2,687

Basic and diluted earnings per common share	$0.39	$0.37	$0.42	$0.29

	2016
	March 31	June 30	September 30	December 31

Total interest income	$10,849	$11,006	$11,078	$11,114
Total interest expense	1,013	1,014	1,028	1,080
Net interest income	9,836	9,992	10,050	10,034
Provision for loan losses	192	14	235	84
Net interest income after provision for loan losses	9,644	9,978	9,815	9,950
Noninterest income	2,099	1,925	2,004	2,059
Noninterest expense	6,435	6,121	6,112	6,267
Income before income taxes	5,308	5,782	5,707	5,742
Income tax expense	1,501	1,683	1,903	1,717
Net income	$3,807	$4,099	$3,804	$4,025

Basic and diluted earnings per common share	$0.41	$0.44	$0.41	$0.43

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 25, 2018, as filed with the SEC on March 16, 2018 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Lisa M. Eslinger, a director and member of the Audit Committee, qualifies as an "audit committee financial expert" under applicable SEC rules. The Board of Directors has further determined that Ms. Eslinger qualifies as an "independent" director under applicable SEC rules and the corporate governance rules of the NASDAQ stock market. The Board's affirmative determination was based, among other things, upon Ms. Eslinger's experience as Chief Financial and Administrative Officer for the Iowa State Foundation. Prior to joining the foundation, Ms. Eslinger was a senior manager with KPMG LLP.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements and Schedules.

         1. Financial Statements

Reports of CliftonLarsonAllen LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2017 and 2016

Consolidated Statements of Income for the Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

         2. Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)      List of Exhibits.

3.1	- Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 12, 2015).
3.2	- Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 12, 2015).
10.1	- Management Incentive Compensation Plan *.
21	- Subsidiaries of the Registrant
23	- Consent of Independent Registered Public Accounting Firm
31.1	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
* Indicates a management compensatory plan or arrangement.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

March 12, 2018	By:	/s/ Thomas H. Pohlman
Thomas H. Pohlman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 12, 2018.

/s/ Thomas H. Pohlman
Thomas H. Pohlman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ John P. Nelson
John P. Nelson, Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)

/s/ Betty A. Baudler Horras
Betty A. Baudler Horras, Director

/s/ David W. Benson
David W. Benson, Director

/s/ Lisa M. Eslinger
Lisa M. Eslinger, Director

/s/ Steven D. Forth
Steven D. Forth, Director

/s/ Patrick G. Hagan
Patrick G. Hagan, Director

/s/ James R. Larson II
James R. Larson II, Director

/s/ Richard O. Parker
Richard O. Parker, Director

/s/ Kevin L. Swartz
Kevin L. Swartz, Director

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
-----------	-------------------------------------------------------------------------------------------
10.1	- Management Incentive Compensation Plan
21	- Subsidiaries of the Registrant
23	- Consent of Independent Registered Public Accounting Firm.
31.1	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)

These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections, and shall not be deemed incorporated by reference in any prior or future filing made by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates such information by reference.