Form 10-Q
period 2018-03-31
AMES NATIONAL CORP
filed 2018-05-08
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer____ Accelerated filer__X__ (Do not check if a smaller reporting company) Non-accelerated filer____ Smaller reporting company____ Emerging growth company____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No ___X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at April 30, 2018)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$22,484,501	$26,397,550
Interest bearing deposits in financial institutions	68,832,839	43,021,953
Securities available-for-sale	489,091,103	495,321,664
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	2,557,400	3,021,200
Loans receivable, net	772,494,978	771,549,655
Loans held for sale	148,906	-
Bank premises and equipment, net	15,348,582	15,399,146
Accrued income receivable	7,730,256	8,382,391
Other real estate owned	385,509	385,509
Deferred income taxes, net	3,849,437	2,542,533
Intangible assets, net	1,018,887	1,091,462
Goodwill	6,732,216	6,732,216
Other assets	1,104,703	1,214,371

Total assets	$1,391,779,317	$1,375,059,650

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$217,191,985	$227,332,347
NOW accounts	357,058,832	322,392,945
Savings and money market	401,030,635	389,630,180
Time, $250,000 and over	38,904,107	38,838,782
Other time	156,237,985	156,196,433
Total deposits	1,170,423,544	1,134,390,687

Securities sold under agreements to repurchase	36,534,018	37,424,619
Federal Home Loan Bank (FHLB) advances	2,000,000	13,500,000
Other borrowings	7,000,000	13,000,000
Dividends payable	4,469,238	2,048,401
Accrued expenses and other liabilities	4,806,299	3,942,801
Total liabilities	1,225,233,099	1,204,306,508

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of March 31, 2018 and December 31, 2017	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	131,335,175	131,684,961
Accumulated other comprehensive (loss) - net unrealized (loss) on securities available-for-sale	(4,289,511)	(432,373)
Total stockholders' equity	166,546,218	170,753,142

Total liabilities and stockholders' equity	$1,391,779,317	$1,375,059,650

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	Three Months Ended
	March 31,
	2018	2017

Interest income:
Loans, including fees	$8,888,855	$8,115,685
Securities:
Taxable	1,556,838	1,512,919
Tax-exempt	1,186,346	1,318,062
Interest bearing deposits and federal funds sold	165,319	137,173
Total interest income	11,797,358	11,083,839

Interest expense:
Deposits	1,362,481	921,430
Other borrowed funds	248,390	279,401
Total interest expense	1,610,871	1,200,831

Net interest income	10,186,487	9,883,008

Provision for loan losses	29,000	397,574

Net interest income after provision for loan losses	10,157,487	9,485,434

Noninterest income:
Wealth management income	751,000	698,932
Service fees	338,242	359,132
Securities gains, net	-	365,035
Gain on sale of loans held for sale	177,200	138,012
Merchant and card fees	309,659	315,036
Other noninterest income	187,901	187,504
Total noninterest income	1,764,002	2,063,651

Noninterest expense:
Salaries and employee benefits	4,568,045	4,045,644
Data processing	781,032	823,779
Occupancy expenses, net	494,946	544,030
FDIC insurance assessments	105,995	103,831
Professional fees	345,407	298,145
Business development	254,548	237,741
Intangible asset amortization	87,535	98,802
Other operating expenses, net	227,629	307,785
Total noninterest expense	6,865,137	6,459,757

Income before income taxes	5,056,352	5,089,328

Provision for income taxes	1,019,600	1,479,200

Net income	$4,036,752	$3,610,128

Basic and diluted earnings per share	$0.43	$0.39

Dividends declared per share	$0.48	$0.22

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended
	March 31,
	2018	2017

Net income	$4,036,752	$3,610,128
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(5,033,043)	2,682,082
Less: reclassification adjustment for gains realized in net income	-	365,035
Other comprehensive income (loss), before tax	(5,033,043)	2,317,047
Tax effect related to other comprehensive income (loss)	1,258,605	(857,307)
Other comprehensive income (loss), net of tax	(3,774,438)	1,459,740
Comprehensive income	$262,314	$5,069,868

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
Three Months Ended March 31, 2018 and 2017
	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders' Equity

Balance, December 31, 2016	$18,621,826	$20,878,728	$126,181,376	$(576,687)	$165,105,243
Net income	-	-	3,610,128	-	3,610,128
Other comprehensive income	-	-	-	1,459,740	1,459,740
Cash dividends declared, $0.22 per share	-	-	(2,048,401)	-	(2,048,401)
Balance, March 31, 2017	$18,621,826	$20,878,728	$127,743,103	$883,053	$168,126,710

Balance, December 31, 2017	$18,621,826	$20,878,728	$131,684,961	$(432,373)	$170,753,142
Net income	-	-	4,036,752	-	4,036,752
Other comprehensive (loss)	-	-	-	(3,774,438)	(3,774,438)
The cumulative effect from change in accounting policy (1)	-	-	82,700	(82,700)	-
Cash dividends declared, $0.48 per share	-	-	(4,469,238)	-	(4,469,238)
Balance, March 31, 2018	$18,621,826	$20,878,728	$131,335,175	$(4,289,511)	$166,546,218

(1) The cumulative effect for the quarter ended March 31, 2018, reflects adoption in first quarter 2018 of ASU 2018-02.

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Three Months Ended March 31, 2018 and 2017
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,036,752	$3,610,128
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	29,000	397,574
Provision for off-balance sheet commitments	(4,000)	10,000
Amortization, net	515,844	728,139
Amortization of intangible asset	87,535	98,802
Depreciation	260,358	274,347
Deferred income taxes	(48,299)	(221,700)
Securities gains, net	-	(365,035)
(Gain) on sales of loans held for sale	(177,200)	(138,012)
Proceeds from loans held for sale	7,516,348	4,617,145
Originations of loans held for sale	(7,488,054)	(4,432,660)
Loss on sale of premises and equipment, net	115	29,276
(Gain) on sale of other real estate owned, net	-	(7,024)
Change in assets and liabilities:
Decrease in accrued income receivable	652,135	497,732
(Increase) decrease in other assets	104,485	(285,212)
Increase in accrued expenses and other liabilities	867,498	1,428,546
Net cash provided by operating activities	6,352,517	6,242,046

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(7,854,442)	(18,797,565)
Proceeds from sale of securities available-for-sale	-	1,491,070
Proceeds from maturities and calls of securities available-for-sale	8,364,369	9,869,153
Purchase of FHLB stock	(227,700)	(71,900)
Proceeds from the redemption of FHLB stock	691,500	7,200
Net (increase) in interest bearing deposits in financial institutions	(25,810,886)	(17,624,685)
Net (increase) in loans	(802,576)	(7,985,518)
Net proceeds from the sale of other real estate owned	-	26,637
Purchase of bank premises and equipment, net	(204,726)	(150,578)
Other	(14,960)	15,720
Net cash (used in) investing activities	(25,859,421)	(33,220,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	36,032,857	32,263,439
(Decrease) in securities sold under agreements to repurchase	(890,601)	(7,963,862)
Payments on FHLB borrowings and other borrowings	(17,500,000)	-
Dividends paid	(2,048,401)	(1,955,292)
Net cash provided by financing activities	15,593,855	22,344,285

Net (decrease) in cash and due from banks	(3,913,049)	(4,634,135)

CASH AND DUE FROM BANKS
Beginning	26,397,550	29,478,068
Ending	$22,484,501	$24,843,933

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Three Months Ended March 31, 2018 and 2017

	2018	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,538,837	$1,205,110
Income taxes	-	75,459

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$-	$16,668
Proceeds from the sale of securities available-for-sale, recorded in other assets pending settlement	$-	$9,149,603

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three months ended March 31, 2018 and 2017 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At March 31, 2018, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

New and Pending Accounting Pronouncements: In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information by updating certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other changes, the update includes requiring changes in fair value of equity securities with readily determinable fair value to be recognized in net income and clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entities' other deferred tax assets. Among other items the ASC requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company adopted this guidance effective January 1, 2018 and is to be applied on a modified retrospective basis. The fair value of the Company's loan portfolio is presented using an exit price method. Also, the Company is no longer required to disclose the methodologies used for estimating fair value of financial instruments measured at amortized cost on a recurring or nonrecurring basis. The remaining requirements of this update did not have a material impact on the Company's consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) . The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. The Company adopted this guidance effective January 1, 2018. The guidance does not apply to revenues associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP. The requirements of this update did not have a material impact on the Company's consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.   The amendments in this ASU would require a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. The amendments in this update will be effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted. The Company adopted this ASU in the first quarter of 2018. The Company made an election to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated comprehensive income to retained earnings. This update did not have a material impact on the Company’s financial statements.

Reclassifications: Certain amounts in prior year financial statements have been reclassified, with no effect on net income, comprehensive income or stockholder’s equity, to conform with current period presentation.

2.      Dividends

On February 14, 2018, the Company declared a cash dividend on its common stock, payable on May 15, 2018 to stockholders of record as of May 1, 2018, equal to $0.23 per share.   Also on February 14, 2018, the Company declared a one-time cash dividend on its common stock, payable on May 15, 2018 to stockholders of record as of May 1, 2018, equal to $0.25 per share.

3.   Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2018 and 2017 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

4.     Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2017.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2018 and December 31, 2017. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2018

U.S. government treasuries	$6,788	$6,788	$-	$-
U.S. government agencies	112,641	-	112,641	-
U.S. government mortgage-backed securities	76,913	-	76,913	-
State and political subdivisions	235,545	-	235,545	-
Corporate bonds	57,204	-	57,204	-

	$489,091	$6,788	$482,303	$-

2017

U.S. government treasuries	$6,367	$6,367	$-	$-
U.S. government agencies	111,263	-	111,263	-
U.S. government mortgage-backed securities	81,780	-	81,780	-
State and political subdivisions	237,413	-	237,413	-
Corporate bonds	58,464	-	58,464	-
Equity securities, other	35	35	-	-

	$495,322	$6,402	$488,920	$-

Level 1 securities include U.S. Treasury securities and other equity securities that are traded by dealers or brokers in active over-the-counter markets.  U.S government agencies, mortgage-backed securities, state and political subdivisions, and most corporate bonds are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2018.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of March 31, 2018 and December 31, 2017. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2018

Loans receivable	$2,707	$-	$-	$2,707
Other real estate owned	386	-	-	386

Total	$3,093	$-	$-	$3,093

2017

Loans receivable	$2,606	$-	$-	$2,606
Other real estate owned	386	-	-	386

Total	$2,992	$-	$-	$2,992

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

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer, with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, with any impairment amount recorded as a noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $287,000 as of March 31, 2018 and December 31, 2017. The Company considers these fair value measurements as level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 are as follows: (in thousands)

	2018
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$2,707	Evaluation of collateral	Estimation of value			NM*

Other real estate owned	$386	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2017
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$2,606	Evaluation of collateral	Estimation of value			NM*

Other real estate owned	$386	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

The following disclosures represent financial instruments in which the ending balances at March 31, 2018 and December 31, 2017 are not carried at fair value in their entirety on the consolidated balance sheets.

Securities available-for-sale: Fair value measurement for Level 1 securities is based upon quoted prices. Fair value measurement for Level 2 securities are based upon quoted prices, if available. If quoted prices are not available, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things. Level 1 securities include U.S. Treasury and other equity securities that are traded by dealers or brokers in active over-the-counter markets.  U.S government mortgage-backed securities, state and political subdivisions, and some corporate bonds are reported at fair value utilizing Level 2 inputs.

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

The estimated fair values of the Company’s financial instruments as described above as of March 31, 2018 and December 31, 2017 are as follows: (in thousands)

		2018		2017
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$22,485	$22,485	$26,398	$26,398
Interest bearing deposits	Level 1	68,833	68,833	43,022	43,022
Securities available-for-sale	See previous table	489,091	489,091	495,322	495,322
FHLB and FRB stock	Level 2	2,557	2,557	3,021	3,021
Loans receivable, net	Level 2	772,495	749,858	771,550	768,444
Loans held for sale	Level 2	149	149	-	-
Accrued income receivable	Level 1	7,730	7,730	8,382	8,382
Financial liabilities:
Deposits	Level 2	$1,170,424	$1,169,925	$1,134,391	$1,134,468
Securities sold under agreements to repurchase	Level 1	36,534	36,534	37,425	37,425
FHLB advances	Level 2	2,000	1,948	13,500	13,482
Other borrowings	Level 2	7,000	7,025	13,000	13,079
Accrued interest payable	Level 1	480	480	477	477

The methodologies used to determine fair value as of March 31, 2018 did not change from the methodologies described in the December 31, 2017 Annual Financial Statements, except for loans receivables which are now presented using an exit price method.

6.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of March 31, 2018 and December 31, 2017 are summarized below: (in thousands)

2018:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$6,917	$-	$(129)	$6,788
U.S. government agencies	114,359	25	(1,743)	112,641
U.S. government mortgage-backed securities	77,873	173	(1,133)	76,913
State and political subdivisions	237,150	708	(2,313)	235,545
Corporate bonds	58,511	11	(1,318)	57,204
	$494,810	$917	$(6,636)	$489,091

2017:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$6,413	$2	$(48)	$6,367
U.S. government agencies	111,900	136	(773)	111,263
U.S. government mortgage-backed securities	81,685	422	(327)	81,780
State and political subdivisions	237,349	1,233	(1,169)	237,413
Corporate bonds	58,647	206	(389)	58,464
Equity securities, other	15	20	-	35
	$496,009	$2,019	$(2,706)	$495,322

The proceeds, gains and losses from securities available-for-sale are summarized as follows: (in thousands)

	Three Months Ended
	March 31,
	2018	2017
Proceeds from sales of securities available-for-sale	$-	$10,641
Gross realized gains on securities available-for-sale	-	367
Gross realized losses on securities available-for-sale	-	(2)
Tax provision applicable to net realized gains on securities available-for-sale	-	128

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of March 31, 2018 and December 31, 2017 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2018:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$6,788	$(129)	$-	$-	$6,788	$(129)
U.S. government agencies	97,368	(1,408)	9,678	(335)	107,046	(1,743)
U.S. government mortgage-backed securities	60,207	(999)	5,121	(134)	65,328	(1,133)
State and political subdivisions	120,587	(1,588)	16,348	(725)	136,935	(2,313)
Corporate bonds	47,860	(937)	6,505	(381)	54,365	(1,318)
	$332,810	$(5,061)	$37,652	$(1,575)	$370,462	$(6,636)

	Less than 12 Months		12 Months or More		Total
2017:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$4,894	$(48)	$-	$-	$4,894	$(48)
U.S. government agencies	73,953	(549)	10,168	(224)	84,121	(773)
U.S. government mortgage-backed securities	39,565	(245)	5,344	(82)	44,909	(327)
State and political subdivisions	89,904	(703)	16,631	(466)	106,535	(1,169)
Corporate bonds	29,808	(198)	6,709	(191)	36,517	(389)
	$238,124	$(1,743)	$38,852	$(963)	$276,976	$(2,706)

Gross unrealized losses on debt securities totaled $6,636,000 as of March 31, 2018. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.	Loans Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three months ended March 31, 2018 and 2017 is as follows: (in thousands)

	Three Months Ended March 31, 2018
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2017	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321
Provision (credit) for loan losses	8	26	29	(20)	(6)	(3)	(5)	29
Recoveries of loans charged-off	-	2	-	-	18	-	8	28
Loans charged-off	-	-	-	-	(1)	-	(54)	(55)
Balance, March 31, 2018	$804	$1,744	$4,763	$977	$1,750	$1,168	$117	$11,323

	Three Months Ended March 31, 2017
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2016	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507
Provision (credit) for loan losses	24	6	316	37	74	(74)	15	398
Recoveries of loans charged-off	-	2	-	-	1	-	3	6
Loans charged-off	-	-	-	-	-	-	(9)	(9)
Balance, March 31, 2017	$932	$1,719	$4,276	$898	$1,803	$1,142	$132	$10,902

Allowance for loan losses disaggregated on the basis of impairment analysis method as of March 31, 2018 and December 31, 2017 is as follows: (in thousands)

2018		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$69	$115	$-	$582	$-	$28	$794
Collectively evaluated for impairment	804	1,675	4,648	977	1,168	1,168	89	10,529
Balance March 31, 2018	$804	$1,744	$4,763	$977	$1,750	$1,168	$117	$11,323

2017		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$42	$115	$-	$607	$-	$47	$811
Collectively evaluated for impairment	796	1,674	4,619	997	1,132	1,171	121	10,510
Balance December 31, 2017	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321

Loans receivable disaggregated on the basis of impairment analysis method as of March 31, 2018 and December 31, 2017 is as follows (in thousands):

2018		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$902	$366	$-	$2,978	$-	$33	$4,279
Collectively evaluated for impairment	50,904	146,645	351,546	81,030	70,721	70,773	8,013	779,632

Balance March 31, 2018	$50,904	$147,547	$351,912	$81,030	$73,699	$70,773	$8,046	$783,911

2017		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$689	$901	$-	$3,140	$-	$80	$4,810
Collectively evaluated for impairment	50,309	145,569	349,725	81,790	70,676	69,806	10,265	778,140

Balance December 31, 2017	$50,309	$146,258	$350,626	$81,790	$73,816	$69,806	$10,345	$782,950

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

The following is a recap of impaired loans, on a disaggregated basis, as of March 31, 2018 and December 31, 2017: (in thousands)

	2018			2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	567	690	-	572	677	-
Real estate - commercial	147	609	-	671	1,353	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	64	68	-	125	148	-
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	25	44	-
Total loans with no specific reserve:	778	1,367	-	1,393	2,222	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	335	362	69	117	180	42
Real estate - commercial	219	219	115	230	230	115
Real estate - agricultural	-	-	-	-	-	-
Commercial	2,914	3,238	582	3,015	3,336	607
Agricultural	-	-	-	-	-	-
Consumer and other	33	37	28	55	43	47
Total loans with specific reserve:	3,501	3,856	794	3,417	3,789	811

Total
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	902	1,052	69	689	857	42
Real estate - commercial	366	828	115	901	1,583	115
Real estate - agricultural	-	-	-	-	-	-
Commercial	2,978	3,306	582	3,140	3,484	607
Agricultural	-	-	-	-	-	-
Consumer and other	33	37	28	80	87	47

	$4,279	$5,223	$794	$4,810	$6,011	$811

The following is a recap of the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017: (in thousands)

	Three Months Ended March 31,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	570	23	438	3
Real estate - commercial	409	258	580	-
Real estate - agricultural	-	-	-	-
Commercial	95	-	2,774	-
Agricultural	-	-	-	-
Consumer and other	13	-	75	-
Total loans with no specific reserve:	1,087	281	3,867	3

With an allowance recorded:
Real estate - construction	-	-	32	-
Real estate - 1 to 4 family residential	226	-	196	-
Real estate - commercial	225	-	-	-
Real estate - agricultural	-	-	-	-
Commercial	2,965	-	1,123	-
Agricultural	-	-	-	-
Consumer and other	44	1	2	-
Total loans with specific reserve:	3,460	1	1,353	-

Total
Real estate - construction	-	-	32	-
Real estate - 1 to 4 family residential	796	23	634	3
Real estate - commercial	634	258	580	-
Real estate - agricultural	-	-	-	-
Commercial	3,060	-	3,897	-
Agricultural	-	-	-	-
Consumer and other	57	1	77	-

	$4,547	$282	$5,220	$3

The interest foregone on nonaccrual loans for the three months ended March 31, 2018 and 2017 was approximately $83,000 and $98,000, respectively.

Nonaccrual loans at March 31, 2018 and December 31, 2017 were $4,279,000 and $4,810,000 respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $2,814,000 as of March 31, 2018, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $2,984,000 as of December 31, 2017, all of which were included in impaired and nonaccrual loans.

During the three months ended March 31, 2018 and 2017, the Company did not grant any concessions to any borrowers facing financial difficulties.

The Company considers TDR loans to have payment default when it is past due 60 days or more.

One TDR modified during the twelve months ended March 31, 2018 had payment defaults. Three TDR loans modified during the twelve months ended March 31, 2017 had payment defaults.

There were no charge-offs related to TDRs for the three months ended March 31, 2018 and 2017.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2018 and December 31, 2017, is as follows: (in thousands)

2018		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$50	$-	$50	$50,854	$50,904	$-
Real estate - 1 to 4 family residential	563	614	1,177	146,370	147,547	-
Real estate - commercial	-	219	219	351,693	351,912	-
Real estate - agricultural	-	-	-	81,030	81,030	-
Commercial	1,354	308	1,662	72,037	73,699	-
Agricultural	145	-	145	70,628	70,773	-
Consumer and other	21	-	21	8,025	8,046	-

	$2,133	$1,141	$3,274	$780,637	$783,911	$-

2017		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$159	$-	$159	$50,150	$50,309	$-
Real estate - 1 to 4 family residential	940	414	1,354	144,904	146,258	18
Real estate - commercial	363	629	992	349,634	350,626	-
Real estate - agricultural	655	-	655	81,135	81,790	-
Commercial	275	418	693	73,123	73,816	-
Agricultural	77	-	77	69,729	69,806	-
Consumer and other	77	38	115	10,230	10,345	-

	$2,546	$1,499	$4,045	$778,905	$782,950	$18

The credit risk profile by internally assigned grade, on a disaggregated basis, as of March 31, 2018 and December 31, 2017 is as follows: (in thousands)

2018	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$48,120	$319,918	$59,380	$58,578	$45,892	$531,888
Watch	2,784	19,876	15,356	10,898	23,573	72,487
Special Mention	-	9,942	-	-	-	9,942
Substandard	-	1,810	6,294	1,245	1,308	10,657
Substandard-Impaired	-	366	-	2,978	-	3,344

	$50,904	$351,912	$81,030	$73,699	$70,773	$628,318

2017	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$47,726	$319,178	$60,301	$59,535	$45,816	$532,556
Watch	2,583	27,528	20,114	9,628	22,640	82,493
Special Mention	-	184	-	-	-	184
Substandard	-	2,835	1,375	1,513	1,350	7,073
Substandard-Impaired	-	901	-	3,140	-	4,041

	$50,309	$350,626	$81,790	$73,816	$69,806	$626,347

The credit risk profile based on payment activity, on a disaggregated basis, as of March 31, 2018 and December 31, 2017 is as follows:

2018	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$146,646	$8,013	$154,659
Non-performing	901	33	934

	$147,547	$8,046	$155,593

2017	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$145,551	$10,264	$155,815
Non-performing	707	81	788

	$146,258	$10,345	$156,603

8.	Goodwill

Goodwill is not amortized but is evaluated for impairment at least annually. For income tax purposes, goodwill is amortized over fifteen years.

9.     Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at March 31, 2018 and December 31, 2017: (in thousands)

	2018		2017
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518	$1,929	$2,518	$1,861
Customer list	535	105	520	86

Total	$3,053	$2,034	$3,038	$1,947

The weighted average life of the intangible assets is 2.5 years as of March 31, 2018 and December 31, 2017.

The following sets forth the activity related to the intangible assets for the three months ended March 31, 2018 and 2017: (in thousands)

	Three Months Ended
	March 31,
	2018	2017

Beginning intangible asset, net	$1,091	$1,353
Adjustment to intangible asset	15	(17)
Amortization	(87)	(98)

Ending intangible asset, net	$1,019	$1,238

Estimated remaining amortization expense on core deposit intangible for the years ending December 31 is as follows: (in thousands)

2018	$242
2019	206
2020	149
2021	149
2022	144
2023	129

Intangible asset, net	$1,019

10.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of March 31, 2018 and December 31, 2017: (in thousands)

	2018			2017
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$1,468	$-	$1,468	$1,474	$-	$1,474
U.S. government agencies	46,940	-	46,940	47,323	-	47,323
U.S. government mortgage-backed securities	21,316	-	21,316	22,824	-	22,824

Total	$69,724	$-	$69,724	$71,621	$-	$71,621

Term repurchase agreements (Other borrowings):
U.S. government agencies	$-	$6,927	$6,927	$-	$14,986	$14,986

Total pledged collateral	$69,724	$6,927	$76,651	$71,621	$14,986	$86,607

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

11.	Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows: (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2018:
Total capital (to risk-weighted assets):
Consolidated	$175,304	17.6%	$98,591	9.875%	N/A	N/A
Boone Bank & Trust	15,400	16.2	9,379	9.875	$9,498	10.0%
First National Bank	82,254	15.6	51,925	9.875	52,582	10.0
Reliance State Bank	27,255	15.4	17,484	9.875	17,706	10.0
State Bank & Trust	20,287	16.6	12,045	9.875	12,198	10.0
United Bank & Trust	14,933	20.0	7,387	9.875	7,481	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$163,466	16.4%	$78,623	7.875%	N/A	N/A
Boone Bank & Trust	14,503	15.3	7,480	7.875	$7,598	8.0%
First National Bank	76,237	14.5	41,408	7.875	42,066	8.0
Reliance State Bank	25,042	14.1	13,943	7.875	14,165	8.0
State Bank & Trust	18,758	15.4	9,606	7.875	9,758	8.0
United Bank & Trust	14,121	18.9	5,891	7.875	5,985	8.0

Tier 1 capital (to average-weighted assets):
Consolidated	$163,466	12.1%	$54,521	4.000%	N/A	N/A
Boone Bank & Trust	14,503	10.9	5,312	4.000	$6,640	5.0%
First National Bank	76,237	10.2	29,850	4.000	37,313	5.0
Reliance State Bank	25,042	11.7	8,598	4.000	10,747	5.0
State Bank & Trust	18,758	11.7	6,421	4.000	8,026	5.0
United Bank & Trust	14,121	13.1	4,316	4.000	5,395	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$163,466	16.4%	$63,648	6.375%	N/A	N/A
Boone Bank & Trust	14,503	15.3	6,055	6.375	$6,174	6.5%
First National Bank	76,237	14.5	33,521	6.375	34,178	6.5
Reliance State Bank	25,042	14.1	11,287	6.375	11,509	6.5
State Bank & Trust	18,758	15.4	7,776	6.375	7,929	6.5
United Bank & Trust	14,121	18.9	4,769	6.375	4,862	6.5

* These ratios for March 31, 2018 include a capital conservation buffer of 1.875%, except for the Tier 1 capital to average weighted assets ratios.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2017:
Total capital (to risk-weighted assets):
Consolidated	$176,306	17.6%	$92,500	9.25%	N/A	N/A
Boone Bank & Trust	15,344	16.5	8,613	9.25	$9,312	10.0%
First National Bank	81,390	15.5	48,466	9.25	52,396	10.0
Reliance State Bank	26,982	15.3	16,324	9.25	17,648	10.0
State Bank & Trust	20,064	15.8	11,738	9.25	12,690	10.0
United Bank & Trust	14,833	19.9	6,878	9.25	7,436	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$164,467	16.4%	$72,500	7.25%	N/A	N/A
Boone Bank & Trust	14,453	15.5	6,751	7.25	$7,449	8.0%
First National Bank	75,404	14.4	37,987	7.25	41,917	8.0
Reliance State Bank	24,775	14.0	12,795	7.25	14,118	8.0
State Bank & Trust	18,475	14.6	9,200	7.25	10,152	8.0
United Bank & Trust	14,012	18.8	5,391	7.25	5,649	8.0

Tier 1 capital (to average-weighted assets):
Consolidated	$164,467	12.1%	$54,264	4.00%	N/A	N/A
Boone Bank & Trust	14,453	10.4	5,568	4.00	$6,960	5.0%
First National Bank	75,404	10.1	29,910	4.00	37,387	5.0
Reliance State Bank	24,775	11.6	8,553	4.00	10,691	5.0
State Bank & Trust	18,475	11.8	6,284	4.00	7,856	5.0
United Bank & Trust	14,012	12.8	4,362	4.00	5,453	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$164,467	16.4%	$57,500	5.75%	N/A	N/A
Boone Bank & Trust	14,453	15.5	5,354	5.75	$6,053	6.5%
First National Bank	75,404	14.4	30,128	5.75	34,058	6.5
Reliance State Bank	24,775	14.0	10,147	5.75	11,471	6.5
State Bank & Trust	18,475	14.6	7,297	5.75	8,248	6.5
United Bank & Trust	14,012	18.8	4,276	5.75	4,833	6.5

* These ratios for December 31, 2017 include a capital conservation buffer of 1.25%, except for the Tier 1 capital to average weighted assets ratios.

The Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes in July 2013. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income (loss). The Company and the Banks have made the election to retain the existing treatment for accumulated other comprehensive income (loss). The final rules took effect for the Company and the Banks on January 1, 2015, subject to a transition period for certain parts of the rules.

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

12.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. On April 19, 2018, First National Bank, Ames, Iowa (First National), a 100% owned subsidiary of the Company, entered into a stock purchase agreement with United Bancorporation (United) and Clarke County State Bank (Clarke County), an Iowa state charted bank and 100% owned subsidiary of United. At closing, First National will pay United cash of approximately $15,000,000, subject to certain adjustments based on the financial condition of the Clarke County (including total equity capital and loan loss reserve) prior to closing. Closing of the transaction is expected to occur during the third quarter of 2018, subject to regulatory approval and other customary closing conditions. There were no other significant events or transactions occurring after March 31, 2018, but prior to May 8, 2018, that provided additional evidence about conditions that existed at March 31, 2018. There were no other significant events or transactions that provided evidence about conditions that did not exist at March 31, 2018.

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

The Company had net income of $4,037,000, or $0.43 per share, for the three months ended March 31, 2018, compared to net income of $3,610,000, or $0.39 per share, for the three months ended March 31, 2017.

The increase in quarterly earnings can be primarily attributed to an increase in loan interest income, a reduction in the provision for loan losses and lower federal income tax expense, offset in part by an increase in deposit interest expense, an increase in salaries and benefits and a decrease in securities gains.

Net loan charge-offs totaled $27,000 and $3,000 for the three months ended March 31, 2018 and 2017, respectively. The provision for loan losses totaled $29,000 and $398,000 for the three months ended March 31, 2018 and 2017, respectively.

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

●     Balance Sheet Review

●     Asset Quality Review and Credit Risk Management

●     Liquidity and Capital Resources

●     Forward-Looking Statements and Business Risks

●     Non-GAAP Financial Measures

Challenges

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges. These challenges are addressed in the Company’s most recent Annual Report on Form 10-K filed on March 12, 2018.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 5,670 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months
	Ended
	March 31,	Years Ended December 31,
	2018	2017		2016		2015
	Company	Company	Industry*	Company	Industry	Company	Industry

Return on assets	1.19%	1.00%	0.97%	1.18%	1.04%	1.13%	1.04%

Return on equity	9.55%	8.02%	8.64%	9.38%	9.32%	9.44%	9.31%

Net interest margin	3.19%	3.25%	3.25%	3.36%	3.13%	3.33%	3.07%

Efficiency ratio	57.45%	52.70%	57.94%	51.95%	58.28%	53.59%	59.91%

Capital ratio	12.43%	12.48%	9.62%	12.60%	9.48%	12.00%	9.59%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.19% and 1.05% for the three months ended March 31, 2018 and 2017, respectively.   The increase in this ratio in 2018 from the previous period is primarily due to an increase in net income.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 9.55% and 8.66% for the three months ended March 31, 2018 and 2017, respectively. The increase in this ratio in 2018 from the previous period is primarily due to an increase in net income.

●     Net Interest Margin

The net interest margin for the three months ended March 31, 2018 and 2017 was 3.19% and 3.20%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 57.45% and 54.14% for the three months ended March 31, 2018 and 2017, respectively. The efficiency ratio increase for the three months ended March 31, 2018 primarily a reduction in the gain on the sale of securities and an increase in salaries and benefits.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.43% as of March 31, 2018 is significantly higher than the industry average of 9.62% as of December 31, 2017.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2017:

Quarterly Net Income Is 40.9% Lower Than a Year Ago Largely Due to One-Time Changes From the New Tax Law

In the fourth quarter, 5,670 insured institutions reported quarterly net income of $25.5 billion, down $17.7 billion (40.9%) from a year ago. Higher income taxes, reflecting one-time income tax effects enacted from the new tax law, coupled with higher noninterest expense and loan-loss provisions, lowered quarterly net income. Excluding one-time income tax effects, estimated quarterly net income would have been $42.2 billion, down 2.3%.

Full-Year 2017 Net Income Declines 3.5% Due to One-Time Tax Changes

Net income for full-year 2017 totaled $164.8 billion a decline of $6 billion (3.5%) compared to 2016. The decline in full-year net income was due to higher income taxes (up $21.6 billion, or 28.4%), which reflects one-time changes from the new tax law, combined with higher noninterest expense (up $19.5 billion, or 4.6%) and higher loan-loss provisions (up $3 billion, or 6.2%). Net operating revenue (the sum of net interest income and total noninterest income) increased by $39.5 billion from 2016, as net interest income rose by $37.7 billion (8.2%) and noninterest income grew by $1.8 billion (0.7%). The average net interest margin (NIM) increased to 3.25% from 3.13% in 2016. Without the one-time tax charges in the fourth quarter, estimated full-year 2017 net income would have been $183.1 billion, an increase of 7.2% from 2016.

Net Interest Income Rises 8.5% From Fourth Quarter 2016

Net operating revenue of $192.2 billion, was $10 billion (5.5%) higher than fourth quarter 2016. Net interest income grew by $10.2 billion (8.5%), while noninterest income fell by $202.4 million (0.3%).More than four out of five banks (86.4%) reported higher net interest income from a year ago, as interest-bearing assets increased (up 4.4%) and the average NIM increased to 3.31% from 3.16% a year ago. This is the highest quarterly NIM for the industry since fourth quarter 2012. More than two out of three banks (70%) reported higher net interest margins than a year earlier.

Provisions Increase 8.9% From a Year Ago

Loan-loss provisions totaled $13.6 billion in the fourth quarter, an increase of $1.1 billion (8.9%) from a year ago. More than one in three (38.9%) institutions reported higher loan-loss provisions than in fourth quarter 2016. Fourth quarter loan-loss provisions totaled 7.1% of net operating revenue, up from 6.8% a year ago. This estimate of net income applies the average quarterly tax rate between fourth quarter 2011 and third quarter 2017 to income before taxes and discontinued operations. This estimate of net income applies the average annual tax rate between 2011 and 2016 to income before taxes and discontinued operations.

Noninterest Expense Increases From a Year Ago

Noninterest expense for the banking industry was $9.4 billion (8.6%) higher than fourth quarter 2016, led by an increase in “other” noninterest expense (up $6.3 billion, or 14.1%). Other noninterest expense includes, but is not limited to, information technology costs, legal fees, consulting services, and audit fees. Salary and employee benefits rose by $3.2 billion (6.3%) from a year ago. Full-time equivalent employees at FDIC-insured institutions rose by 1.1% from a year ago, while industry assets increased by 3.8%. Average assets per employee rose to $8.4 million from $8.2 million in fourth quarter 2016.

Net Charge-Off Rate Increases Slightly

Banks charged off $13.2 billion in uncollectable loans during the quarter, an increase of $1 billion (8.6%) from a year ago. This marks a ninth consecutive quarter that net charge-offs increased. Less than half (45.3%) of all banks reported an annual increase in their quarterly net charge-offs. The increase in net charge-offs was led by credit card balances, which grew by $1.1 billion(15.7%). Net charge-offs declined for commercial and industrial loans (down $210.3 million, 8.6%), home equity loans (down $178.1 million, or 68.6%),and residential mortgage loans (down $68.3million, or 36.4%). The average net charge-off rate rose from 0.52% in fourth quarter 2016 to 0.55%.

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

Loan-Loss Reserves Increase From the Previous Quarter

Banks continued to increase their loan-loss reserves (up $236.2 million, or 0.2%) during the quarter, as loan-loss provisions of $13.6 billion exceeded net charge-offs of $13.2 billion. Banks that itemize their reserves (banks with assets greater than $1 billion) reported higher reserves for credit card losses (up $1.9 billion, or 5.2%) from the previous quarter, and lower reserves for residential real estate losses (down $827.2 million, or 5.4%) and commercial and industrial loan losses (down $723.5 million, or 2.2%) during the quarter. The coverage ratio (loan-loss reserves to noncurrent loan balances) declined slightly to 106.3%, but has been above 100% for the past three quarters.

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

Total Loan and Lease Balances Increase $164.1 Billion During the Fourth Quarter

Total loan and lease balances increased by $164.1 billion (1.7%) from third quarter 2017, as balances in all major loan categories increased. Credit card balances increased by $69.6 billion (8.8%) from the previous quarter, commercial and industrial loans grew by $24.5 billion (1.2%), and residential mortgage loans rose by $21.7 billion (1.1%). Unused loan commitments were $108.9 billion (1.5%) higher than the previous quarter, led by higher unused credit card lines (up $57.7 billion, or 1.6%). Over the past 12 months, loan and lease balances increased by $416.1 billion (4.5%), exceeding last quarter’s annual growth rate of 3.5%. The 12-month increase in loan and lease balances was led by commercial and industrial loans (up $78.4 billion, or 4.1%), residential mortgage loans (up $68.7 million, or 3.4%), nonfarm nonresidential loans (up $67.1 billion, or 5.1%), and credit card balances (up $65.2 billion, or 8.2%). Home equity lines of credit continued with the year-over-year decline (down $23 billion, or 5.3%). Unused loan commitments increased 4.4% from a year ago, the largest annual growth rate since third quarter 2016.

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

Critical Accounting Policies

The discussion contained in this Item 2 and other disclosures included within this report are based, in part, on the Company’s audited December 31, 2017 consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Goodwill

Goodwill arose in connection with two acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At March 31, 2018, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis. Management believes these non-GAAP financial measures provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results. The following table reconciles the non-GAAP financial measures of net interest income and net interest margin on an FTE basis to GAAP. (dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$10,186	$9,883
Tax-equivalent adjustment (1)	316	710
Net interest income on an FTE basis (non-GAAP)	10,502	10,593
Average interest-earning assets	$1,318,775	$1,322,438
Net interest margin on an FTE basis (non-GAAP)	3.19%	3.20%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the three months ended March 31, 2018 and 35 percent for the three months ended March 31, 2017, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended March 31, 2018 and 2017

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2018 and 2017:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2018			2017

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$73,424	$868	4.73%	$75,103	$814	4.34%
Agricultural	68,557	968	5.65%	67,383	835	4.95%
Real estate	632,041	6,941	4.39%	601,798	6,327	4.21%
Consumer and other	8,827	112	5.07%	11,619	140	4.83%

Total loans (including fees)	782,849	8,889	4.54%	755,903	8,116	4.29%

Investment securities
Taxable	272,013	1,557	2.29%	267,419	1,513	2.26%
Tax-exempt 2	226,429	1,502	2.65%	249,353	2,028	3.25%
Total investment securities	498,442	3,059	2.45%	516,772	3,541	2.74%

Interest bearing deposits with banks and federal funds sold	37,484	165	1.76%	49,763	137	1.10%

Total interest-earning assets	1,318,775	$12,113	3.67%	1,322,438	$11,794	3.57%

Noninterest-earning assets	41,368			49,714

TOTAL ASSETS	$1,360,143			$1,372,152

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate for the three months ended March 31, 2018 and 2017 of 21% and 35%, respectively.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2018			2017

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$721,246	$830	0.46%	$712,439	$480	0.27%
Time deposits > $100,000	84,953	264	1.24%	82,701	209	1.01%
Time deposits < $100,000	110,120	268	0.97%	118,758	233	0.78%
Total deposits	916,319	1,362	0.59%	913,898	922	0.40%
Other borrowed funds	59,626	248	1.67%	79,035	279	1.41%

Total Interest-bearing liabilities	975,945	1,611	0.66%	992,934	1,201	0.48%

Noninterest-bearing liabilities
Demand deposits	206,726			204,661
Other liabilities	8,423			7,768

Stockholders' equity	169,049			166,790

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,360,143			$1,372,152

Net interest income		$10,502	3.19%		$10,593	3.20%

Spread Analysis
Interest income/average assets	$12,113	3.56%		$11,794	3.44%
Interest expense/average assets	$1,611	0.47%		$1,201	0.35%
Net interest income/average assets	$10,502	3.09%		$10,593	3.09%

Net Interest Income

For the three months ended March 31, 2018 and 2017, the Company's net interest margin adjusted for tax exempt income was 3.19% and 3.20%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2018 totaled $10,186,000 compared to $9,883,000 for the three months ended March 31, 2017.

For the three months ended March 31, 2018, interest income increased $714,000, or 6%, when compared to the same period in 2017. The increase from 2017 was primarily attributable to higher average balance of loans and recognition of nonaccrual interest income on loans. The higher average balances of loans and recognition of nonaccrual interest income was due primarily to favorable economic conditions in our market areas.

Interest expense increased $410,000, or 34%, for the three months ended March 31, 2018 when compared to the same period in 2017. The higher interest expense for the period is primarily attributable to higher rates on deposits due to market interest rates and competitive pressures.

Provision for Loan Losses

The Company’s provision for loan losses was $29,000 and $398,000 for the three months ended March 31, 2018 and 2017, respectively. The growth in the loan portfolio was the primary factor for the provision for loan losses for the quarter ended March 31, 2017, with no significant growth in the loan portfolio for the quarter ended March 31, 2018. Net loan charge-offs were $27,000 and $3,000 for the three months ended March 31, 2018 and 2017, respectively. While the current provision for loan losses are not related to agricultural loans, the Iowa agricultural economy remains challenged as the result of the current low grain prices and potential tariff concerns on Iowa exports; however, favorable crop yields provided better than break even cash flows in 2017 even with low crop prices for most of the Company’s farm customers.

Noninterest Income and Expense

Noninterest income decreased $300,000 for the three months ended March 31, 2018 compared to the same period in 2017. The decrease in noninterest income is primarily due to lower security gains, offset in part by higher wealth management income. The higher wealth management income was primarily due to higher one time estate fees. Exclusive of realized securities gains, noninterest income was 4% higher in the first quarter of 2018 compared to the same period in 2017.

Noninterest expense increased $405,000 or 6% for the three months ended March 31, 2018 compared to the same period in 2017 primarily as a result of increases in salaries and employee benefits. This increase in salaries and benefits was primarily due to one-time $1,000 bonus paid to full-time employees, increases in employee benefit costs, additional personnel and normal salary increases. The efficiency ratio was 57.45% for the first quarter of 2018 as compared to 54.14% in 2017.

Income Taxes

The provision for income taxes expense for the three months ended March 31, 2018 and 2017 was $1,020,000 and $1,479,000, respectively, representing an effective tax rate of 20% and 29%, respectively. The expected combined federal and state tax rate was 25% and 37% for the three months ended March 31, 2018 and 2017, respectively. The lower expected tax rate in 2018 is due to the enactment of the Tax Cut and Jobs Act Bill on December 22, 2017. The lower than effective tax rate for both periods is primarily due to tax-exempt interest income.

Balance Sheet Review

As of March 31, 2018, total assets were $1,391,779,000, a $16,720,000 increase compared to December 31, 2017. The increase in assets was due primarily to an increase in interest bearing deposits in financial institutions, offset by a decrease in securities available for sale. This increase in assets was funded primarily by an increase in deposits, offset by a decrease in FHLB advances and other borrowings.

Investment Portfolio

The investment portfolio totaled $489,091,000 as of March 31, 2018, a decrease of $6,231,000 from the December 31, 2017 balance of $495,322,000. The decrease in the investment portfolio was primarily due to payments on U.S. government mortgage-backed securities and an increase in the net unrealized loss on the investment portfolio.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of March 31, 2018, gross unrealized losses of $6,636,000, are considered to be temporary in nature due to the interest rate environment of 2018 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At March 31, 2018, the Company’s investment securities portfolio included securities issued by 259 government municipalities and agencies located within 21 states with a fair value of $235.5 million. At December 31, 2017, the Company’s investment securities portfolio included securities issued by 272 government municipalities and agencies located within 25 states with a fair value of $261.6 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of March 31, 2018 was $4.3 million (approximately 2.0% of the fair value of the governmental municipalities and agencies) represented by the Dubuque, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of March 31, 2018 and December 31, 2017 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2018		2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$57,516	$56,906	$56,029	$55,829
Texas	11,567	11,497	12,141	12,174
Pennsylvania	8,721	8,682	8,719	8,745
Washington	6,989	6,773	7,017	6,900
Other (2018: 14 states; 2017: 18 states)	21,003	21,092	22,023	22,228

Total general obligation bonds	$105,796	$104,950	$105,929	$105,876

Revenue bonds:
Iowa	$121,720	$121,021	$122,044	$122,140
Other (2018: 9 states; 2017: 9 states)	9,635	9,575	9,376	9,397

Total revenue bonds	$131,355	$130,596	$131,420	$131,537

Total obligations of states and political subdivisions	$237,151	$235,546	$237,349	$237,413

As of March 31, 2018 and December 31, 2017, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 5 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2018		2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$73,661	$73,616	$74,631	$74,973
Water	12,754	12,484	12,763	12,611
College and universities, primarily dormitory revenues	10,678	10,630	10,452	10,443
Leases	9,571	9,453	9,383	9,331
Electric	7,377	7,359	7,382	7,416
Other	17,314	17,054	16,809	16,763

Total revenue bonds by revenue source	$131,355	$130,596	$131,420	$131,537

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $772,495,000, $771,550,000 and $759,786,000 as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively. Loan demand has softened in the first quarter of 2018.

Deposits

Deposits totaled $1,170,424,000, $1,134,391,000 and $1,141,672,000 as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively. The increase in deposits since December 31, 2017 was primarily due to increases in public funds NOW account balances, retail savings account balances and public funds money market account balances. The increase in deposits since March 31, 2017 was primarily due to increases in commercial and retail NOW account balances, and retail demand deposit account balances.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $36,534,000 as of March 31, 2018, a decrease of $891,000, or 2%, from the December 31, 2017 balance of $37,425,000.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2017.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2018 totaled $772,495,000 compared to $771,550,000 as of December 31, 2017. Net loans comprise 56% of total assets as of March 31, 2018. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.55% at March 31, 2018, as compared to 0.62% at December 31, 2017 and 0.70% at March 31, 2017. The Company’s level of problem loans as a percentage of total loans at March 31, 2018 of 0.55% is slightly lower than the Company’s peer group (319 bank holding companies with assets of $1 billion to $3 billion) of 0.66% as of December 31, 2017.

Impaired loans, net of specific reserves, totaled $3,485,000 as of March 31, 2018 and have decreased $514,000 as compared to the impaired loans of $3,999,000 as of December 31, 2017.

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

The Company had TDRs of $2,814,000 as of March 31, 2018, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $2,984,000 as of December 31, 2017, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. A $12,000 specific reserve was established in the three months ended March 31, 2018 on a TDR loan. The Company had no net charge-offs related to TDRs for the three months ended March 31, 2018 and 2017.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on non-accrual. As of March 31, 2018, non-accrual loans totaled $4,279,000 and there were no loans past due 90 days and still accruing. This compares to non-accrual loans of $4,812,000 and loans past due 90 days and still accruing totaled $18,000 as of December 31, 2017. Other real estate owned totaled $386,000 as of March 31, 2018 and December 31, 2017.

The agricultural real estate and agricultural operating loan portfolio classifications remain elevated as a result of lower grain prices. The watch and special mention loans in these categories totaled $38,929,000 as of March 31, 2018 as compared to $42,754,000 as of December 31, 2017. The substandard loans in these categories totaled $7,602,000 as of March 31, 2018 as compared to $2,725,000 as of December 31, 2017. While substandard loan volume increased for the Company’s agricultural borrowers; favorable crop yields provided better than break even cash flows in 2017 even with low crop prices, for most of the Company’s farm customers.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2018 was 1.44%, as compared to 1.45% at December 31, 2017. The allowance for loan losses totaled $11,323,000 and $11,321,000 as of March 31, 2018 and December 31, 2017, respectively. Net charge-offs of loans totaled $27,000 and $3,000 for the three months ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of March 31, 2018 and December 31, 2017 totaled $91,317,000 and $69,420,000, respectively, and provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of March 31, 2018 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $184,934,000, with $2,000,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $109,794,000, with no outstanding federal fund purchase balances as of March 31, 2018. The Company had securities sold under agreements to repurchase totaling $36,534,000 and term repurchase agreements of $7,000,000 as of March 31, 2018.

Total investments as of March 31, 2018 were $489,091,000 compared to $495,322,000 as of December 31, 2017. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2018.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2018 totaled $6,353,000 compared to $6,242,000 for the three months ended March 31, 2017. The increase in cash provided by operating activities was primarily due to higher net income.

Net cash used in investing activities for the three months ended March 31, 2018 was $25,859,000 compared to $33,220,000 for the three months ended March 31, 2017. The decrease of $7,361,000 in cash used in investing activities was primarily due to lower purchases of securities of $10,943,000 and a net decrease in the change in the loan portfolio of $7,183,000, offset in part by a net increase in the change in the interest bearing deposits of $8,186,000.

Net cash provided by financing activities for the three months ended March 31, 2018 totaled $15,594,000 compared to $22,344,000 for the three months ended March 31, 2017. The change of $6,750,000 in net cash provided by financing activities was primarily due to repayments on FHLB and other borrowings, offset in part by a net decrease in the change in the securities sold under agreements to repurchase. As of March 31, 2018, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $2,570,000 and $2,600,000 for the three months ended March 31, 2018 and 2017, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.23 per share in 2018 from $0.22 per share in 2017. The company also declared a one-time dividend of $0.25 per share in 2018.

The Company, on an unconsolidated basis, has interest bearing deposits totaling $14,415,000 as of March 31, 2018 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of March 31, 2018 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2018 totaled $166,546,000 and was $4,207,000 lower than the $170,753,000 recorded as of December 31, 2017. The decrease in stockholders’ equity was primarily due an increase in other comprehensive loss and dividends declared, offset in part by net income. The increase in other comprehensive loss is created by higher market interest rates compared to December 31, 2017, which resulted in lower fair values in the securities available-for-sale portfolio. At March 31, 2018 and December 31, 2017, stockholders’ equity as a percentage of total assets was 11.97% and 12.42%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of March 31, 2018.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2018 changed significantly when compared to 2017.

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

                    Not applicable

Item 1.A.     Risk Factors

                    None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2017, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of March 31, 2018, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2018.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2018 to January 31, 2018	-	$-	-	100,000

February 1, 2018 to February 28, 2018	-	$-	-	100,000

March 1, 2018 to March 31, 2018	-	$-	-	100,000

Total	-		-

Item 3.      Defaults Upon Senior Securities

Not applicable

Item 4.      Mine Safety Disclosures

Not applicable

Item 5.     Other information

Not applicable

Item 6.	Exhibits

2	Stock purchase agreement, dated April 19, 2018, between First National Bank, Ames, Iowa and United Bancorporation and Clarke County State Bank.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: May 8, 2018	By: /s/ Thomas H. Pohlman

Thomas H. Pohlman, Chief Executive Officer and President

By: /s/ John P. Nelson

John P. Nelson, Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

2	Stock purchase agreement, dated April 19, 2018, between First National Bank, Ames, Iowa and United Bancorporation and Clarke County State Bank.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)     These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.