Form 10-Q
period 2018-06-30
AMES NATIONAL CORP
filed 2018-08-07
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer____ Accelerated filer    X    (Do not check if a smaller reporting company) Non-accelerated filer____ Smaller reporting company____ Emerging growth company____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at July 31, 2018)

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS

Cash and due from banks	$20,554,902	$26,397,550
Interest bearing deposits in financial institutions	41,831,023	43,021,953
Securities available-for-sale	478,733,417	495,321,664
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	2,561,200	3,021,200
Loans receivable, net	780,259,704	771,549,655
Loans held for sale	1,480,648	-
Bank premises and equipment, net	15,203,655	15,399,146
Accrued income receivable	7,755,177	8,382,391
Other real estate owned	385,509	385,509
Deferred income taxes, net	4,135,552	2,542,533
Intangible assets, net	934,968	1,091,462
Goodwill	6,732,216	6,732,216
Other assets	1,486,743	1,214,371

Total assets	$1,362,054,714	$1,375,059,650

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$218,222,877	$227,332,347
NOW accounts	338,858,159	322,392,945
Savings and money market	400,566,104	389,630,180
Time, $250,000 and over	39,727,075	38,838,782
Other time	154,440,954	156,196,433
Total deposits	1,151,815,169	1,134,390,687

Securities sold under agreements to repurchase	34,107,530	37,424,619
Federal Home Loan Bank (FHLB) advances	2,000,000	13,500,000
Other borrowings	-	13,000,000
Dividends payable	2,141,510	2,048,401
Accrued expenses and other liabilities	4,049,475	3,942,801
Total liabilities	1,194,113,684	1,204,306,508

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of June 30, 2018 and December 31, 2017	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	133,510,931	131,684,961
Accumulated other comprehensive (loss) - net unrealized (loss) on securities available-for-sale	(5,070,455)	(432,373)
Total stockholders' equity	167,941,030	170,753,142

Total liabilities and stockholders' equity	$1,362,054,714	$1,375,059,650

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Interest income:
Loans, including fees	$8,996,222	$8,499,729	$17,885,077	$16,615,414
Securities:
Taxable	1,590,138	1,566,707	3,146,976	3,079,626
Tax-exempt	1,179,607	1,290,808	2,365,953	2,608,870
Interest bearing deposits and federal funds sold	229,726	113,353	395,045	250,526
Total interest income	11,995,693	11,470,597	23,793,051	22,554,436

Interest expense:
Deposits	1,633,395	1,113,389	2,995,876	2,034,819
Other borrowed funds	151,463	291,343	399,853	570,744
Total interest expense	1,784,858	1,404,732	3,395,729	2,605,563

Net interest income	10,210,835	10,065,865	20,397,322	19,948,873

Provision for loan losses	63,978	766,769	92,978	1,164,343

Net interest income after provision for loan losses	10,146,857	9,299,096	20,304,344	18,784,530

Noninterest income:
Wealth management income	906,364	734,375	1,657,364	1,433,307
Service fees	334,606	365,753	672,848	724,885
Securities gains, net	-	95,644	-	460,679
Gain on sale of loans held for sale	191,385	226,530	368,585	364,542
Merchant and card fees	366,863	353,479	676,522	668,515
Other noninterest income	191,654	249,367	379,555	453,838
Total noninterest income	1,990,872	2,025,148	3,754,874	4,105,766

Noninterest expense:
Salaries and employee benefits	4,316,823	3,986,327	8,884,868	8,031,971
Data processing	887,358	850,133	1,668,390	1,673,912
Occupancy expenses, net	459,445	475,556	954,391	1,019,586
FDIC insurance assessments	102,073	111,140	208,068	214,971
Professional fees	354,998	313,528	700,405	611,673
Business development	238,811	222,720	493,359	460,461
Intangible asset amortization	83,919	92,174	171,454	190,976
Other operating expenses, net	269,636	347,836	497,265	672,588
Total noninterest expense	6,713,063	6,399,414	13,578,200	12,876,138

Income before income taxes	5,424,666	4,924,830	10,481,018	10,014,158

Provision for income taxes	1,107,400	1,452,500	2,127,000	2,931,700

Net income	$4,317,266	$3,472,330	$8,354,018	$7,082,458

Basic and diluted earnings per share	$0.46	$0.37	$0.90	$0.76

Dividends declared per share	$0.23	$0.22	$0.71	$0.44

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$4,317,266	$3,472,330	$8,354,018	$7,082,458
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(1,041,258)	3,417,455	(6,074,301)	6,099,537
Less: reclassification adjustment for gains realized in net income	-	95,644	-	460,679
Other comprehensive income (loss), before tax	(1,041,258)	3,321,811	(6,074,301)	5,638,858
Tax effect related to other comprehensive income (loss)	260,314	(1,229,071)	1,518,919	(2,086,378)
Other comprehensive income (loss), net of tax	(780,944)	2,092,740	(4,555,382)	3,552,480
Comprehensive income	$3,536,322	$5,565,070	$3,798,636	$10,634,938

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

Six Months Ended June 30, 2018 and 2017

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders' Equity

Balance, December 31, 2016	$18,621,826	$20,878,728	$126,181,376	$(576,687)	$165,105,243
Net income	-	-	7,082,458	-	7,082,458
Other comprehensive income	-	-	-	3,552,480	3,552,480
Cash dividends declared, $0.44 per share	-	-	(4,096,802)	-	(4,096,802)
Balance, June 30, 2017	$18,621,826	$20,878,728	$129,167,032	$2,975,793	$171,643,379

Balance, December 31, 2017	$18,621,826	$20,878,728	$131,684,961	$(432,373)	$170,753,142
Net income	-	-	8,354,018	-	8,354,018
Other comprehensive (loss)	-	-	-	(4,555,382)	(4,555,382)
The cumulative effect from change in accounting policy (1)	-	-	82,700	(82,700)	-
Cash dividends declared, $0.71 per share	-	-	(6,610,748)	-	(6,610,748)
Balance, June 30, 2018	$18,621,826	$20,878,728	$133,510,931	$(5,070,455)	$167,941,030

(1) The cumulative effect for the six months ended June 30, 2018, reflects adoption in first quarter 2018 of ASU 2018-02.

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Six Months Ended June 30, 2018 and 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,354,018	$7,082,458
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	92,978	1,164,343
Provision for off-balance sheet commitments	12,000	10,000
Amortization, net	1,088,865	1,423,539
Amortization of intangible asset	171,454	190,976
Depreciation	548,173	567,889
Deferred income taxes	(74,100)	(314,501)
Securities gains, net	-	(460,679)
(Gain) on sales of loans held for sale	(368,586)	(364,542)
Proceeds from loans held for sale	14,853,787	14,927,797
Originations of loans held for sale	(15,965,849)	(14,864,320)
Loss on sale of premises and equipment, net	5,563	31,557
(Gain) on sale of other real estate owned, net	-	(11,573)
Change in assets and liabilities:
Decrease in accrued income receivable	627,214	355,296
(Increase) decrease in other assets	(282,739)	(127,899)
Increase (decrease) in accrued expenses and other liabilities	94,674	(176,469)
Net cash provided by operating activities	9,157,452	9,433,872

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(21,743,179)	(43,240,669)
Proceeds from sale of securities available-for-sale	-	10,823,579
Proceeds from maturities and calls of securities available-for-sale	30,931,429	34,222,958
Purchase of FHLB stock	(874,400)	(1,773,600)
Proceeds from the redemption of FHLB stock	1,334,400	1,744,000
Net decrease in interest bearing deposits in financial institutions	1,190,930	3,610,960
Net (increase) in loans	(8,566,196)	(17,142,504)
Net proceeds from the sale of other real estate owned	-	148,639
Purchase of bank premises and equipment, net	(347,878)	(384,819)
Other	(14,960)	(50,634)
Net cash provided by (used in) investing activities	1,910,146	(12,042,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	17,424,482	17,361,911
(Decrease) in securities sold under agreements to repurchase	(3,317,089)	(19,654,099)
Payments on FHLB borrowings and other borrowings	(24,500,000)	(1,000,000)
Dividends paid	(6,517,639)	(4,003,693)
Net cash (used in) financing activities	(16,910,246)	(7,295,881)

Net (decrease) in cash and due from banks	(5,842,648)	(9,904,099)

CASH AND DUE FROM BANKS
Beginning	26,397,550	29,478,068
Ending	$20,554,902	$19,573,969

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Six Months Ended June 30, 2018 and 2017

	2018	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,318,116	$2,595,215
Income taxes	2,346,406	3,468,613

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$-	$16,668

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three and six months ended June 30, 2018 and 2017 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At June 30, 2018, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

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

2.      Dividends

On May 9, 2018, the Company declared a cash dividend on its common stock, payable on August 15, 2018 to stockholders of record as of August 1, 2018, equal to $0.23 per share

3.      Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and six months ended June 30, 2018 and 2017 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2018 and December 31, 2017. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2018

U.S. government treasuries	$6,762	$6,762	$-	$-
U.S. government agencies	118,970	-	118,970	-
U.S. government mortgage-backed securities	75,604	-	75,604	-
State and political subdivisions	223,227	-	223,227	-
Corporate bonds	54,170	-	54,170	-

	$478,733	$6,762	$471,971	$-

2017

U.S. government treasuries	$6,367	$6,367	$-	$-
U.S. government agencies	111,263	-	111,263	-
U.S. government mortgage-backed securities	81,780	-	81,780	-
State and political subdivisions	237,413	-	237,413	-
Corporate bonds	58,464	-	58,464	-
Equity securities, other	35	35	-	-

	$495,322	$6,402	$488,920	$-

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended June 30, 2018.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of June 30, 2018 and December 31, 2017. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2018

Loans receivable	$2,447	$-	$-	$2,447
Other real estate owned	386	-	-	386

Total	$2,833	$-	$-	$2,833

2017

Loans receivable	$2,606	$-	$-	$2,606
Other real estate owned	386	-	-	386

Total	$2,992	$-	$-	$2,992

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

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer, with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, with any impairment amount recorded as a noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $287,000 as of June 30, 2018 and December 31, 2017. The Company considers these fair value measurements as level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 are as follows: (in thousands)

	2018
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$2,447	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$386	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2017
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$2,606	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$386	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

The following disclosures represent financial instruments in which the ending balances at June 30, 2018 and December 31, 2017 are not carried at fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments as described above as of June 30, 2018 and December 31, 2017 are as follows: (in thousands)

		2018		2017
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$20,555	$20,555	$26,398	$26,398
Interest bearing deposits	Level 1	41,831	41,831	43,022	43,022
Securities available-for-sale	See previous table	478,733	478,733	495,322	495,322
FHLB and FRB stock	Level 2	2,561	2,561	3,021	3,021
Loans receivable, net	Level 2	780,260	756,494	771,550	768,444
Loans held for sale	Level 2	1,481	1,481	-	-
Accrued income receivable	Level 1	7,755	7,755	8,382	8,382
Financial liabilities:
Deposits	Level 2	$1,151,815	$1,150,690	$1,134,391	$1,134,468
Securities sold under agreements to repurchase	Level 1	34,108	34,108	37,425	37,425
FHLB advances	Level 2	2,000	1,945	13,500	13,482
Other borrowings	Level 2	-	-	13,000	13,079
Accrued interest payable	Level 1	486	486	477	477

The methodologies used to determine fair value as of June 30, 2018 did not change from the methodologies described in the December 31, 2017 Annual Financial Statements, except for loans receivables which are now presented using an exit price method.

6.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of June 30, 2018 and December 31, 2017 are summarized below: (in thousands)

2018:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$6,924	$-	$(162)	$6,762
U.S. government agencies	121,229	23	(2,282)	118,970
U.S. government mortgage-backed securities	76,945	122	(1,463)	75,604
State and political subdivisions	224,760	604	(2,137)	223,227
Corporate bonds	55,636	3	(1,469)	54,170
	$485,494	$752	$(7,513)	$478,733

2017:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$6,413	$2	$(48)	$6,367
U.S. government agencies	111,900	136	(773)	111,263
U.S. government mortgage-backed securities	81,685	422	(327)	81,780
State and political subdivisions	237,349	1,233	(1,169)	237,413
Corporate bonds	58,647	206	(389)	58,464
Equity securities, other	15	20	-	35
	$496,009	$2,019	$(2,706)	$495,322

The proceeds, gains and losses from securities available-for-sale are summarized as follows: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Proceeds from sales of securities available-for-sale	$-	$183	$-	$10,824
Gross realized gains on securities available-for-sale	-	96	-	463
Gross realized losses on securities available-for-sale	-	-	-	(2)
Tax provision applicable to net realized gains on securities available-for-sale	-	33	-	161

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of June 30, 2018 and December 31, 2017 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2018:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$6,762	$(162)	$-	$-	$6,762	$(162)
U.S. government agencies	101,386	(1,876)	9,591	(406)	110,977	(2,282)
U.S. government mortgage-backed securities	60,872	(1,286)	5,797	(177)	66,669	(1,463)
State and political subdivisions	103,605	(1,419)	18,221	(718)	121,826	(2,137)
Corporate bonds	45,413	(1,067)	6,471	(402)	51,884	(1,469)
	$318,038	$(5,810)	$40,080	$(1,703)	$358,118	$(7,513)

	Less than 12 Months		12 Months or More		Total
2017:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$4,894	$(48)	$-	$-	$4,894	$(48)
U.S. government agencies	73,953	(549)	10,168	(224)	84,121	(773)
U.S. government mortgage-backed securities	39,565	(245)	5,344	(82)	44,909	(327)
State and political subdivisions	89,904	(703)	16,631	(466)	106,535	(1,169)
Corporate bonds	29,808	(198)	6,709	(191)	36,517	(389)
	$238,124	$(1,743)	$38,852	$(963)	$276,976	$(2,706)

Gross unrealized losses on debt securities totaled $7,513,000 as of June 30, 2018. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.      Loans Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and six months ended June 30, 2018 and 2017 is as follows: (in thousands)

	Three Months Ended June 30, 2018
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2018	$804	$1,744	$4,763	$977	$1,750	$1,168	$117	$11,323
Provision (credit) for loan losses	42	(13)	79	-	(53)	10	(1)	64
Recoveries of loans charged-off	-	1	-	-	3	-	6	10
Loans charged-off	-	-	-	-	(12)	-	(2)	(14)
Balance, June 30, 2018	$846	$1,732	$4,842	$977	$1,688	$1,178	$120	$11,383

	Six Months Ended June 30, 2018
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2017	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321
Provision (credit) for loan losses	50	13	108	(20)	(59)	7	(6)	93
Recoveries of loans charged-off	-	3	-	-	21	-	14	38
Loans charged-off	-	-	-	-	(13)	-	(56)	(69)
Balance, June 30, 2018	$846	$1,732	$4,842	$977	$1,688	$1,178	$120	$11,383

	Three Months Ended June 30, 2017
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2017	$932	$1,719	$4,276	$898	$1,803	$1,142	$132	$10,902
Provision (credit) for loan losses	(152)	(9)	161	9	741	12	5	767
Recoveries of loans charged-off	-	3	-	-	27	-	1	31
Loans charged-off	-	-	-	-	(500)	-	(12)	(512)
Balance, June 30, 2017	$780	$1,713	$4,437	$907	$2,071	$1,154	$126	$11,188

	Six Months Ended June 30, 2017
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2016	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507
Provision (credit) for loan losses	(128)	(3)	477	46	815	(62)	19	1,164
Recoveries of loans charged-off	-	5	-	-	28	-	4	37
Loans charged-off	-	-	-	-	(500)	-	(20)	(520)
Balance, June 30, 2017	$780	$1,713	$4,437	$907	$2,071	$1,154	$126	$11,188

Allowance for loan losses disaggregated on the basis of impairment analysis method as of June 30, 2018 and December 31, 2017 is as follows: (in thousands)

2018		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$54	$115	$-	$535	$57	$28	$789
Collectively evaluated for impairment	846	1,678	4,727	977	1,153	1,121	92	10,594
Balance June 30, 2018	$846	$1,732	$4,842	$977	$1,688	$1,178	$120	$11,383

2017		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$42	$115	$-	$607	$-	$47	$811
Collectively evaluated for impairment	796	1,674	4,619	997	1,132	1,171	121	10,510
Balance December 31, 2017	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321

Loans receivable disaggregated on the basis of impairment analysis method as of June 30, 2018 and December 31, 2017 is as follows (in thousands):

2018		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$503	$257	$-	$2,955	$58	$30	$3,803
Collectively evaluated for impairment	53,500	147,717	358,870	81,671	67,731	69,368	9,082	787,939

Balance June 30, 2018	$53,500	$148,220	$359,127	$81,671	$70,686	$69,426	$9,112	$791,742

2017		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$689	$901	$-	$3,140	$-	$80	$4,810
Collectively evaluated for impairment	50,309	145,569	349,725	81,790	70,676	69,806	10,265	778,140

Balance December 31, 2017	$50,309	$146,258	$350,626	$81,790	$73,816	$69,806	$10,345	$782,950

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

Impaired loans, on a disaggregated basis, as of June 30, 2018 and December 31, 2017: (in thousands)

		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	380	518	-	572	677	-
Real estate - commercial	123	594	-	671	1,353	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	64	68	-	125	148	-
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	25	44	-
Total loans with no specific reserve:	567	1,180	-	1,393	2,222	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	123	149	54	117	180	42
Real estate - commercial	134	134	115	230	230	115
Real estate - agricultural	-	-	-	-	-	-
Commercial	2,891	3,547	535	3,015	3,336	607
Agricultural	58	57	57	-	-	-
Consumer and other	30	34	28	55	43	47
Total loans with specific reserve:	3,236	3,921	789	3,417	3,789	811

Total
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	503	667	54	689	857	42
Real estate - commercial	257	728	115	901	1,583	115
Real estate - agricultural	-	-	-	-	-	-
Commercial	2,955	3,615	535	3,140	3,484	607
Agricultural	58	57	57	-	-	-
Consumer and other	30	34	28	80	87	47

	$3,803	$5,101	$789	$4,810	$6,011	$811

Average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2018 and 2017: (in thousands)

	Three Months Ended June 30,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	474	22	538	6
Real estate - commercial	135	-	744	-
Real estate - agricultural	-	-	-	-
Commercial	64	5	1,476	1
Agricultural	-	-	-	-
Consumer and other	-	-	69	-
Total loans with no specific reserve:	673	27	2,827	7

With an allowance recorded:
Real estate - construction	-	-	32	2
Real estate - 1 to 4 family residential	229	-	178	-
Real estate - commercial	177	-	-	-
Real estate - agricultural	-	-	-	-
Commercial	2,903	-	2,227	-
Agricultural	29	-	-	-
Consumer and other	32	-	2	1
Total loans with specific reserve:	3,370	-	2,439	3

Total
Real estate - construction	-	-	32	2
Real estate - 1 to 4 family residential	703	22	716	6
Real estate - commercial	312	-	744	-
Real estate - agricultural	-	-	-	-
Commercial	2,967	5	3,703	1
Agricultural	29	-	-	-
Consumer and other	32	-	71	1

	$4,043	$27	$5,266	$10

	Six Months Ended June 30,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	506	45	509	9
Real estate - commercial	314	258	629	-
Real estate - agricultural	-	-	-	-
Commercial	84	5	1,900	1
Agricultural	-	-	-	-
Consumer and other	8	-	71	-
Total loans with no specific reserve:	912	308	3,109	10

With an allowance recorded:
Real estate - construction	-	-	21	2
Real estate - 1 to 4 family residential	192	-	188	-
Real estate - commercial	194	-	-	-
Real estate - agricultural	-	-	-	-
Commercial	2,940	-	1,883	-
Agricultural	19	-	-	-
Consumer and other	39	1	1	1
Total loans with specific reserve:	3,384	1	2,093	3

Total
Real estate - construction	-	-	21	2
Real estate - 1 to 4 family residential	698	45	697	9
Real estate - commercial	508	258	629	-
Real estate - agricultural	-	-	-	-
Commercial	3,024	5	3,783	1
Agricultural	19	-	-	-
Consumer and other	47	1	72	1

	$4,296	$309	$5,202	$13

The interest foregone on nonaccrual loans for the three months ended June 30, 2018 and 2017 was approximately $120,000 and $103,000, respectively. The interest foregone on nonaccrual loans for the six months ended June 30, 2018 and 2017 was approximately $203,000 and $201,000, respectively.

Nonaccrual loans at June 30, 2018 and December 31, 2017 were $3,803,000 and $4,810,000 respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $2,828,000 as of June 30, 2018, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $2,984,000 as of December 31, 2017, all of which were included in impaired and nonaccrual loans.

The following table sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three and six months ended June 30, 2018 and 2017: (dollars in thousands)

Three Months Ended June 30,
	2018			2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	3	80	80	2	93	99
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	3	$80	$80	2	$93	$99

Six Months Ended June 30,
	2018			2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	3	80	80	2	93	99
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	3	$80	$80	2	$93	$99

During the three and six months ended June 30, 2018, the Company granted concessions to one borrower facing financial difficulties. During the three and six months ended June 30, 2017, the Company granted concessions to two borrowers that were experiencing financial difficulties. The loans were extended beyond their normal terms and on one loan the interest was capitalized.

The Company considers TDR loans to have payment default when it is past due 60 days or more.

No TDR modified during the twelve months ended June 30, 2018 and 2017 had payment defaults. There were no charge-offs related to TDRs for the three and six months ended June 30, 2018. An $80,000 specific reserve was established in the three months ended June 30, 2018. A $500,000 specific reserve was established in the three months ended June 30, 2017 on a TDR loan. There was $12,000 and $257,000 of net charge-offs related to TDRs for the three and six months ended June 30, 2018 and 2017, respectively.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2018 and December 31, 2017, is as follows: (in thousands)

2018		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$196	$-	$196	$53,304	$53,500	$-
Real estate - 1 to 4 family residential	1,503	356	1,859	146,361	148,220	96
Real estate - commercial	-	134	134	358,993	359,127	-
Real estate - agricultural	-	-	-	81,671	81,671	-
Commercial	549	333	882	69,804	70,686	-
Agricultural	3	57	60	69,366	69,426	-
Consumer and other	47	-	47	9,065	9,112	-

	$2,298	$880	$3,178	$788,564	$791,742	$96

2017		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$159	$-	$159	$50,150	$50,309	$-
Real estate - 1 to 4 family residential	940	414	1,354	144,904	146,258	18
Real estate - commercial	363	629	992	349,634	350,626	-
Real estate - agricultural	655	-	655	81,135	81,790	-
Commercial	275	418	693	73,123	73,816	-
Agricultural	77	-	77	69,729	69,806	-
Consumer and other	77	38	115	10,230	10,345	-

	$2,546	$1,499	$4,045	$778,905	$782,950	$18

The credit risk profile by internally assigned grade, on a disaggregated basis, as of June 30, 2018 and December 31, 2017 is as follows: (in thousands)

2018	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$50,125	$325,421	$58,933	$49,904	$45,734	$530,117
Watch	3,375	20,835	16,162	13,673	20,919	74,964
Special Mention	-	10,852	23	2,000	-	12,875
Substandard	-	1,762	6,553	2,153	2,716	13,184
Substandard-Impaired	-	257	-	2,956	57	3,270

	$53,500	$359,127	$81,671	$70,686	$69,426	$634,410

2017	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$47,726	$319,178	$60,301	$59,535	$45,816	$532,556
Watch	2,583	27,528	20,114	9,628	22,640	82,493
Special Mention	-	184	-	-	-	184
Substandard	-	2,835	1,375	1,513	1,350	7,073
Substandard-Impaired	-	901	-	3,140	-	4,041

	$50,309	$350,626	$81,790	$73,816	$69,806	$626,347

The credit risk profile based on payment activity, on a disaggregated basis, as of June 30, 2018 and December 31, 2017 is as follows:

2018	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$147,622	$9,083	$156,705
Non-performing	598	29	627

	$148,220	$9,112	$157,332

2017	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$145,551	$10,264	$155,815
Non-performing	707	81	788

	$146,258	$10,345	$156,603

8.     Goodwill

Goodwill is not amortized but is evaluated for impairment at least annually. For income tax purposes, goodwill is amortized over fifteen years.

9.     Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at June 30, 2018 and December 31, 2017: (in thousands)

	2018		2017
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$2,518	$1,994	$2,518	$1,861
Customer list	535	124	520	86

Total	$3,053	$2,118	$3,038	$1,947

The weighted average life of the intangible assets is 2.8 years as of June 30, 2018 and 2.5 years as of December 31, 2017.

The following sets forth the activity related to the intangible assets for the three and six months ended June 30, 2018 and 2017: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Beginning intangible asset, net	$1,019	$1,238	$1,091	$1,353
Adjustment to intangible asset	-	66	15	50
Amortization	(84)	(92)	(171)	(191)

Ending intangible asset, net	$935	$1,212	$935	$1,212

Estimated remaining amortization expense on core deposit intangible for the years ending December 31 is as follows: (in thousands)

2018	$158
2019	206
2020	149
2021	149
2022	144
2023	129

Intangible asset, net	$935

10.     Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of June 30, 2018 and December 31, 2017: (in thousands)

	2018			2017
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$3,407	$-	$3,407	$1,474	$-	$1,474
U.S. government agencies	46,772	-	46,772	47,323	-	47,323
U.S. government mortgage-backed securities	19,963	-	19,963	22,824	-	22,824

Total	$70,142	$-	$70,142	$71,621	$-	$71,621

Term repurchase agreements (Other borrowings):
U.S. government agencies	$-	$-	$-	$-	$14,986	$14,986

Total pledged collateral	$70,142	$-	$70,142	$71,621	$14,986	$86,607

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

11.     Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows: (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2018:
Total capital (to risk- weighted assets):
Consolidated	$177,657	17.8%	$98,379	9.875%	N/A	N/A
Boone Bank & Trust	15,501	17.1	8,930	9.875	$9,043	10.0%
First National Bank	83,450	15.9	51,989	9.875	52,647	10.0
Reliance State Bank	27,475	15.7	17,118	9.875	17,535	10.0
State Bank & Trust	20,345	16.3	12,309	9.875	12,465	10.0
United Bank & Trust	14,895	19.7	7,461	9.875	7,556	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$165,743	16.6%	$78,455	7.875%	N/A	N/A
Boone Bank & Trust	14,588	16.1	7,122	7.875	$7,235	8.0%
First National Bank	77,369	14.7	41,459	7.875	42,118	8.0
Reliance State Bank	25,282	14.4	13,809	7.875	14,028	8.0
State Bank & Trust	18,784	15.1	9,816	7.875	9,972	8.0
United Bank & Trust	14,082	18.6	5,950	7.875	6,045	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$165,743	12.2%	$54,501	4.000%	N/A	N/A
Boone Bank & Trust	14,588	10.9	5,272	4.000	$6,590	5.0%
First National Bank	77,369	10.3	30,100	4.000	37,625	5.0
Reliance State Bank	25,282	11.5	8,773	4.000	10,966	5.0
State Bank & Trust	18,784	11.4	6,613	4.000	8,266	5.0
United Bank & Trust	14,082	12.7	4,419	4.000	5,524	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$165,743	16.6%	$63,511	6.375%	N/A	N/A
Boone Bank & Trust	14,588	16.1	5,765	6.375	$5,878	6.5%
First National Bank	77,369	14.7	33,562	6.375	34,220	6.5
Reliance State Bank	25,282	14.4	11,179	6.375	11,398	6.5
State Bank & Trust	18,784	15.1	7,946	6.375	8,102	6.5
United Bank & Trust	14,082	18.6	4,817	6.375	4,911	6.5

* These ratios for June 30, 2018 include a capital conservation buffer of 1.875%, except for the Tier 1 capital to average weighted assets ratios.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2017:
Total capital (to risk- weighted assets):
Consolidated	$176,306	17.6%	$92,500	9.25%	N/A	N/A
Boone Bank & Trust	15,344	16.5	8,613	9.25	$9,312	10.0%
First National Bank	81,390	15.5	48,466	9.25	52,396	10.0
Reliance State Bank	26,982	15.3	16,324	9.25	17,648	10.0
State Bank & Trust	20,064	15.8	11,738	9.25	12,690	10.0
United Bank & Trust	14,833	19.9	6,878	9.25	7,436	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$164,467	16.4%	$72,500	7.25%	N/A	N/A
Boone Bank & Trust	14,453	15.5	6,751	7.25	$7,449	8.0%
First National Bank	75,404	14.4	37,987	7.25	41,917	8.0
Reliance State Bank	24,775	14.0	12,795	7.25	14,118	8.0
State Bank & Trust	18,475	14.6	9,200	7.25	10,152	8.0
United Bank & Trust	14,012	18.8	5,391	7.25	5,649	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$164,467	12.1%	$54,264	4.00%	N/A	N/A
Boone Bank & Trust	14,453	10.4	5,568	4.00	$6,960	5.0%
First National Bank	75,404	10.1	29,910	4.00	37,387	5.0
Reliance State Bank	24,775	11.6	8,553	4.00	10,691	5.0
State Bank & Trust	18,475	11.8	6,284	4.00	7,856	5.0
United Bank & Trust	14,012	12.8	4,362	4.00	5,453	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$164,467	16.4%	$57,500	5.75%	N/A	N/A
Boone Bank & Trust	14,453	15.5	5,354	5.75	$6,053	6.5%
First National Bank	75,404	14.4	30,128	5.75	34,058	6.5
Reliance State Bank	24,775	14.0	10,147	5.75	11,471	6.5
State Bank & Trust	18,475	14.6	7,297	5.75	8,248	6.5
United Bank & Trust	14,012	18.8	4,276	5.75	4,833	6.5

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

12.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after June 30, 2018, but prior to August 7, 2018, that provided additional evidence about conditions that existed at June 30, 2018. There were no other significant events or transactions that provided evidence about conditions that did not exist at June 30, 2018.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. The Banks also offer investment services through a third-party broker-dealer. The Company employs fourteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training and the coordination of management activities, in addition to 213 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $4,317,000, or $0.46 per share, for the three months ended June 30, 2018, compared to net income of $3,472,000, or $0.37 per share, for the three months ended June 30, 2017.

The increase in quarterly earnings can be primarily attributed to an increase in loan interest income, a reduction in the provision for loan losses and lower federal income tax expense, offset in part by higher deposit interest expense and an increase in salaries and benefits.

Net loan charge-offs totaled $4,000 and $481,000 for the three months ended June 30, 2018 and 2017, respectively. The provision for loan losses totaled $64,000 and $767,000 for the three months ended June 30, 2018 and 2017, respectively.

The Company had net income of $8,354,000, or $0.90 per share, for the six months ended June 30, 2018, compared to net income of $7,082,000, or $0.76 per share, for the six months ended June 30, 2017.

The increase in six month earnings can be primarily attributed to an increase in loan interest income, a reduction in the provision for loan losses and lower federal income tax expense, offset in part by higher deposit interest expense, an increase in salaries and benefits and a decrease in securities gains

Net loan charge-offs totaled $31,000 and $483,000 for the six months ended June 30, 2018 and 2017, respectively. The provision for loan losses totaled $93,000 and $1,164,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 5,606 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	6 Months
	Ended	Ended	3 Months Ended		Years Ended December 31,
	June 30, 2018		March 31, 2018		2017		2016
	Company		Company	Industry*	Company	Industry*	Company	Industry

Return on assets	1.26%	1.22%	1.19%	1.28%	1.00%	0.97%	1.18%	1.04%

Return on equity	10.35%	9.95%	9.55%	11.44%	8.02%	8.64%	9.38%	9.32%

Net interest margin	3.16%	3.17%	3.19%	3.32%	3.25%	3.25%	3.36%	3.13%

Efficiency ratio	55.02%	56.22%	57.45%	57.53%	52.70%	57.94%	51.95%	58.28%

Capital ratio	12.18%	12.30%	12.43%	9.66%	12.48%	9.62%	12.60%	9.48%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.26% and 1.01% for the three months ended June 30, 2018 and 2017, respectively. The increase in this ratio in 2018 from the previous period is primarily due to a decrease in income tax expense and the provision for loan losses.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 10.35% and 8.17% for the three months ended June 30, 2018 and 2017, respectively. The increase in this ratio in 2018 from the previous period is primarily due to a decrease in income tax expense and the provision for loan losses.

●     Net Interest Margin

The net interest margin for the three months ended June 30, 2018 and 2017 was 3.16% and 3.25%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 55.02% and 52.93% for the three months ended June 30, 2018 and 2017, respectively. The efficiency ratio increase for the three months ended June 30, 2018 primarily an increase in salaries and benefits.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.18% as of June 30, 2018 is significantly higher than the industry average of 9.62% as of December 31, 2017.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2018:

Net Income Increases 27.5% From a Year Earlier Due to Higher Net Operating Revenue and a Lower Effective Tax Rate

Aggregate net income for the 5,606 FDIC-insured commercial banks and savings institutions reporting first quarter performance totaled $56 billion in first quarter 2018, an increase of $12.1 billion (27.5%) from a year earlier. Improvement in net income was attributable to higher net operating revenue (the sum of net interest income and noninterest income) and a lower effective tax rate, but was offset in part by higher loan-loss provisions and noninterest expense. Using the effective tax rate before the new tax law, estimated net income would have been $49.4 billion, an increase of $5.5 billion (12.6%) from first quarter 2017. The average return on assets rose by 24 basis points from first quarter 2017 to 1.28%. Less than 4% of institutions were unprofitable during the quarter, the lowest level since first quarter 1996.

Net Interest Income Rises 8.5% From the Year Before

Net interest income rose by $10.3 billion (8.5%), as more than four out of five banks (85.9%) reported an increase from 12 months ago. For the past seven consecutive quarters, the annual growth rate for net interest income has exceeded 7.4%. The net interest margin (NIM) increased from 3.19% in first quarter 2017 to 3.32%, due to growth in interest income as interest-bearing assets rose by 3.6%. The improvement in NIM was widespread, as more than two out of three banks (69.4%) reported increases from a year earlier.

Noninterest Income Increases 7.9% From a Year Earlier

Over the past 12 months, noninterest income grew by $4.9 billion (7.9%) to $67.4 billion. This increase is the highest 12-month growth rate since third quarter 2014. The annual increase in noninterest income was led by higher trading revenue (up $1.1 billion, or 14.9%) and other noninterest income (up $2.4 billion, or 8.8%). More than half (55.1%) of all banks reported increases in noninterest income compared with first quarter 2017.

Noninterest Expense Increases 5.8% From a Year Earlier

Noninterest expenses were $6.3 billion (5.8%) higher than first quarter 2017, as almost three out of four banks (74%) reported increases. Other noninterest expense rose by $3.7 billion (8.6%), and salary and employee benefits grew by $2.3 billion (4.3%). Average assets per employee increased from $8.2 million in first quarter 2017 to $8.4 million.

Provisions Increase Modestly From First Quarter 2017

In the first quarter, banks allocated $12.4 billion in loan-loss provisions, an increase of $356.6 million (3%) from a year earlier. Almost 37% of institutions reported higher loan-loss provisions than in first quarter 2017. The increase is due to higher net charge-offs, and a growing loan portfolio. Loan-loss provisions as a percent of net operating revenue totaled 6.2% for the first quarter, down from 6.6% a year ago.

Net Charge-Off Rate Remains Stable

Banks charged off $12.1 billion in uncollectable loans during the quarter, an increase of $540.6 million (4.7%) from a year earlier. The annual increase in net charge-offs was led by credit card balances (up $1.1 billion, or 16.3%). However, less than half (42.9%) of all banks reported a year-over-year increase, and net charge-offs were lower for most major loan categories. The average net-charge off rate remained stable (0.50%) from a year earlier.

Noncurrent Loan Rate Declines Modestly

Noncurrent loan balances (90 days or more past due or in nonaccrual status) were $3.9 billion (3.4%) lower compared with the previous quarter. Slightly more than half (50.8%) of all banks reported declines in their noncurrent loan balances during the quarter. The decline in noncurrent loan balances was led by residential mortgages (down $2.8 billion, or 4.9%), commercial and industrial loans (down $617.2 million, or 3.4%), and credit cards (down $436.4 million, or 3.7%). The average noncurrent rate declined by 5 basis points from the previous quarter to 1.15%.

Coverage Ratio Rises to 110%

Banks reduced their loan-loss reserves by $15 million from the previous quarter, with less than one-third (23.8%) of all banks reporting a quarterly decline. Banks with assets greater than $1 billion, which itemize their reserves, reported the largest quarterly increase in reserves for credit card losses (up $850.2 million, or 2.3%). Reserves declined for residential real estate losses (down $654.3 million, or 4.5%) and commercial loan losses (down $368.5 million, or 1.1%). With noncurrent loan balances declining at a faster quarterly rate than loan-loss reserves, the coverage ratio (loan-loss reserves to noncurrent loan balances) increased from 106.3% in fourth quarter 2017 to 110%. This marks the fourth consecutive quarter that the coverage ratio was above 100%.

Equity Capital Rises Modestly

Bank equity capital rose by $11.2 billion (0.6%) from the previous quarter. Retained earnings contributed $25.3 billion to equity growth, but were offset in part by the decline in the market value of available-for-sale securities, which reduced accumulated other comprehensive income by $25.8 billion. Declared dividends in the first quarter totaled $30.7 billion, an increase of $3.3 billion (12.2%) from the year-earlier quarter. At the end of the quarter, 99.5% of all insured institutions, which account for 99.98% of total industry assets, met or exceeded the requirements for the highest regulatory capital category as defined for Prompt Corrective Action purposes.

Loan Balances Rise 4.9% Over 12 Months

Total loan and lease balances rose by $31.3 billion (0.3%) from fourth quarter 2017. Commercial and industrial loans increased by $38.6 billion (1.9%), nonfarm nonresidential loans grew by $11.5 billion (0.8%), and residential mortgage loans rose by $8.8 billion (0.4%). Credit card balances posted a seasonal decline of $44.6 billion (5.2%). Over the past 12 months, total loan and lease balances rose by $455.2 billion (4.9%), exceeding last quarter’s annual growth rate of 4.5%. Commercial and industrial loans increased by $91.8 billion (4.7%), residential mortgage loans grew by $87.8 billion (4.4%), credit card balances rose by $64.3 billion (8.5%), and nonfarm nonresidential loans increased by $56.1 billion (4.2%). Home equity lines of credit declined by $31.6 billion (7.3%) over the past 12 months. Unused loan commitments increased by 5.5% from a year earlier, the highest annual growth rate since first quarter 2016.

Deposits Increase From the Previous Quarter

Total deposits grew by $129.7 billion (1%) in the first quarter. Domestic interest-bearing deposits increased by $176.1 billion (2%), while noninterest-bearing deposits fell by $655.9 million (0.02%). Nondeposit liabilities declined by $24.1 billion (1.2%), led by other liabilities (down $30.7 billion, or 1.9%) and borrowings from Federal Home Loan Banks (down $28.6 billion, or 4.9%). Domestic deposits in accounts less than $250,000 rose by $169.7 billion (2.9%) from fourth quarter 2017.

Three New Charters Added in First Quarter 2018

There were 5,607 FDIC-insured commercial banks and savings institutions at the end of first quarter 2018, a decline from 5,670 the year before. The number of institutions on the FDIC’s “Problem Bank List” fell from 95 to 92. During the quarter, 65 institutions were absorbed by merger transactions, three new charters were added, and there were no failures.

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

Goodwill

Goodwill arose in connection with two acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At June 30, 2018, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$10,211	$10,066	$20,397	$19,949
Tax-equivalent adjustment (1)	313	695	629	1,405
Net interest income on an FTE basis (non-GAAP)	10,524	10,761	21,026	21,354
Average interest-earning assets	$1,330,909	$1,325,985	$1,324,875	$1,324,522
Net interest margin on an FTE basis (non-GAAP)	3.16%	3.25%	3.17%	3.22%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the three and six months ended June 30, 2018 and 35 percent for the three and six months ended June 30, 2017, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended June 30, 2018 and 2017

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2018 and 2017:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$72,939	$927	5.08%	$79,493	$879	4.42%
Agricultural	68,992	945	5.48%	71,939	946	5.26%
Real estate	637,835	7,008	4.40%	613,289	6,537	4.26%
Consumer and other	8,240	116	5.62%	11,241	138	4.91%

Total loans (including fees)	788,006	8,996	4.57%	775,962	8,500	4.38%

Investment securities
Taxable	271,835	1,590	2.34%	272,735	1,567	2.30%
Tax-exempt 2	223,979	1,493	2.67%	244,088	1,986	3.25%
Total investment securities	495,814	3,083	2.49%	516,823	3,553	2.75%

Interest bearing deposits with banks and federal funds sold	47,089	230	1.95%	33,200	113	1.37%

Total interest-earning assets	1,330,909	$12,309	3.70%	1,325,985	$12,166	3.67%

Noninterest-earning assets	38,895			48,727

TOTAL ASSETS	$1,369,804			$1,374,712

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate for the three months ended June 30, 2018 and 2017 of 21% and 35%, respectively.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,

	2018			2017

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$744,936	$1,070	0.57%	$728,850	$656	0.36%
Time deposits	193,897	564	1.16%	197,492	458	0.93%
Total deposits	938,833	1,634	0.70%	926,342	1,114	0.48%
Other borrowed funds	44,124	151	1.37%	76,769	291	1.52%

Total Interest-bearing liabilities	982,957	1,785	0.73%	1,003,111	1,405	0.56%

Noninterest-bearing liabilities
Demand deposits	211,586			194,505
Other liabilities	8,487			7,064

Stockholders' equity	166,774			170,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,369,804			$1,374,712

Net interest income		$10,524	3.16%		$10,761	3.25%

Spread Analysis
Interest income/average assets	$12,309	3.59%		$12,166	3.54%
Interest expense/average assets	$1,785	0.52%		$1,405	0.41%
Net interest income/average assets	$10,524	3.07%		$10,761	3.13%

Net Interest Income

For the three months ended June 30, 2018 and 2017, the Company's net interest margin adjusted for tax exempt income was 3.16% and 3.25%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2018 totaled $10,211,000 compared to $10,066,000 for the three months ended June 30, 2017.

For the three months ended June 30, 2018, interest income increased $525,000, or 5%, when compared to the same period in 2017. The increase from 2017 was primarily attributable to higher rates on loans. The higher rates on loans were primarily due to an increase in general market interest rates, as the Federal Reserve Bank increased short term interest rate targets by 0.75% since June 30, 2017.

Interest expense increased $380,000, or 27%, for the three months ended June 30, 2018 when compared to the same period in 2017. The higher interest expense for the period is primarily attributable to higher rates on deposits due to market interest rates and competitive pressures.

Provision for Loan Losses

The Company’s provision for loan losses was $64,000 and $767,000 for the three months ended June 30, 2018 and 2017, respectively. An increase in the specific reserve on one commercial credit was the primary factor for the provision for loan losses for the quarter ended June 30, 2017, with no significant growth in the loan portfolio for the quarter ended June 30, 2018. Net loan charge-offs were $4,000 and $481,000 for the three months ended June 30, 2018 and 2017, respectively. While the current provision for loan losses are not related to agricultural loans, the Iowa agricultural economy remains challenged as the result of the current low grain prices, potential tariff concerns on Iowa exports and excessive rainfall in a portion of our markets.

Noninterest Income and Expense

Noninterest income decreased $34,000 for the three months ended June 30, 2018 compared to the same period in 2017. The decrease in noninterest income is primarily due to lower security gains and other noninterest income, offset in part by higher wealth management income. The higher wealth management income was primarily due to an increase in one time estate fees. Exclusive of realized securities gains, noninterest income was 3% higher in the second quarter of 2018 compared to the same period in 2017.

Noninterest expense increased $314,000 or 5% for the three months ended June 30, 2018 compared to the same period in 2017 primarily as a result of increases in salaries and employee benefits. This increase in salaries and benefits was primarily due to increases in employee benefit costs, additional personnel, changes in the Company’s paid time off benefits and normal salary increases. The efficiency ratio was 55.0% for the second quarter of 2018 as compared to 52.9% in 2017.

Income Taxes

The provision for income taxes expense for the three months ended June 30, 2018 and 2017 was $1,107,000 and $1,453,000, respectively, representing an effective tax rate of 20% and 29%, respectively. The expected combined federal and state tax rate was 25% and 37% for the three months ended June 30, 2018 and 2017, respectively. The lower expected tax rate in 2018 is due to the enactment of the Tax Cut and Jobs Act Bill on December 22, 2017. The lower than expected effective tax rate for both periods is primarily due to tax-exempt interest income.

Income Statement Review for the Six Months ended June 30, 2018 and 2017

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2018 and 2017:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$73,180	$1,795	4.90%	$77,310	$1,693	4.38%
Agricultural	68,776	1,913	5.56%	69,674	1,781	5.11%
Real estate	634,953	13,949	4.39%	607,575	12,863	4.23%
Consumer and other	8,532	228	5.34%	11,429	278	4.87%

Total loans (including fees)	785,441	17,885	4.55%	765,988	16,615	4.34%

Investment securities
Taxable	271,924	3,147	2.31%	270,092	3,080	2.28%
Tax-exempt 2	225,197	2,995	2.66%	246,706	4,013	3.25%
Total investment securities	497,121	6,142	2.47%	516,798	7,093	2.74%

Interest bearing deposits with banks and federal funds sold	42,313	395	1.87%	41,736	251	1.20%

Total interest-earning assets	1,324,875	$24,422	3.69%	1,324,522	$23,959	3.62%

Noninterest-earning assets	40,125			49,217

TOTAL ASSETS	$1,365,000			$1,373,739

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate for the six months ended June 30, 2018 and 2017 of 21% and 35%, respectively.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months Ended June 30,

	2018			2017

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$733,157	$1,901	0.52%	$720,989	$1,135	0.31%
Time deposits	194,481	1,095	1.13%	199,465	900	0.90%
Total deposits	927,638	2,996	0.65%	920,454	2,035	0.44%
Other borrowed funds	51,832	400	1.54%	77,896	571	1.47%

Total Interest-bearing liabilities	979,470	3,396	0.69%	998,350	2,606	0.52%

Noninterest-bearing liabilities
Demand deposits	209,169			199,555
Other liabilities	8,456			7,414

Stockholders' equity	167,905			168,420

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,365,000			$1,373,739

Net interest income		$21,026	3.17%		$21,353	3.22%

Spread Analysis
Interest income/average assets	$24,422	3.58%		$23,959	3.49%
Interest expense/average assets	$3,396	0.50%		$2,606	0.38%
Net interest income/average assets	$21,026	3.08%		$21,353	3.11%

Net Interest Income

For the six months ended June 30, 2018 and 2017, the Company's net interest margin adjusted for tax exempt income was 3.17% and 3.22%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2018 totaled $20,397,000 compared to $19,949,000 for the six months ended June 30, 2017.

For the six months ended June 30, 2018, interest income increased $1,239,000, or 5%, when compared to the same period in 2017. The increase from 2017 was primarily attributable to increased loan rates and recognition of nonaccrual loan interest income on loans, offset by a decrease in interest income on tax-exempt investments.

Interest expense increased $790,000, or 30%, for the six months ended June 30, 2018 when compared to the same period in 2017. The higher interest expense for the period is primarily attributable to higher rates on deposits due to market interest rates and competitive pressures.

Provision for Loan Losses

The Company’s provision for loan losses was $93,000 and $1,164,000 for the six months ended June 30, 2018 and 2017, respectively. An increase in the specific reserve on one loan credit and the growth in the loan portfolio was the primary factor for the provision for loan losses for the six months ended June 30, 2017, with no significant growth in the loan portfolio for the six months ended June 30, 2018. Net loan charge-offs were $31,000 and $483,000 for the six months ended June 30, 2018 and 2017, respectively. While the current provision for loan losses are not related to agricultural loans, the Iowa agricultural economy remains challenged as the result of the current low grain prices, potential tariff concerns on Iowa exports and excessive rainfall in a portion of our markets.

Noninterest Income and Expense

Noninterest income decreased $351,000 for the six months ended June 30, 2018 compared to the same period in 2017. The decrease in noninterest income is primarily due to lower security gains, offset in part by higher wealth management income. The higher wealth management income was primarily due to an increase in one time estate fees. Exclusive of realized securities gains, noninterest income was 3% higher for the six months ended June 30, 2018 as compared to the same period in 2017.

Noninterest expense increased $702,000 or 5% for the six months ended June 30, 2018 compared to the same period in 2017 primarily as a result of increases in salaries and employee benefits. This increase in salaries and benefits was primarily due to a one-time $1,000 bonus paid to full-time employees, increases in employee benefit costs, additional personnel, changes in the Company’s paid time off benefits and normal salary increases. The efficiency ratio was 56.2% for the six months ended June 30, 2018 as compared to 53.5% in 2017.

Income Taxes

The provision for income taxes expense for the six months ended June 30, 2018 and 2017 was $2,127,000 and $2,932,000, respectively, representing an effective tax rate of 20% and 29%, respectively. The expected combined federal and state tax rate was 25% and 37% for the six months ended June 30, 2018 and 2017, respectively. The lower expected tax rate in 2018 is due to the enactment of the Tax Cut and Jobs Act Bill on December 22, 2017. The lower than expected effective tax rate for both periods is primarily due to tax-exempt interest income.

Balance Sheet Review

As of June 30, 2018, total assets were $1,362,055,000, a $13,005,000 decrease compared to December 31, 2017. The decrease in assets was due primarily to a decrease in cash and due from banks and securities available-for-sale, offset in part by an increase in loans. This decrease in asset funding was primarily due to a decrease in FHLB advances and other borrowings, offset in part by an increase in deposits.

Investment Portfolio

The investment portfolio totaled $478,733,000 as of June 30, 2018, a decrease of $16,589,000 from the December 31, 2017 balance of $495,322,000. The decrease in the investment portfolio was primarily due to maturities and call on municipal bonds.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of June 30, 2018, gross unrealized losses of $7,513,000, are considered to be temporary in nature due to the interest rate environment of 2018 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At June 30, 2018, the Company’s investment securities portfolio included securities issued by 256 government municipalities and agencies located within 20 states with a fair value of $223.2 million. At December 31, 2017, the Company’s investment securities portfolio included securities issued by 272 government municipalities and agencies located within 25 states with a fair value of $261.6 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of June 30, 2018 was $4.3 million (approximately 2.0% of the fair value of the governmental municipalities and agencies) represented by the Dubuque, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of June 30, 2018 and December 31, 2017 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2018		2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$53,078	$52,451	$56,029	$55,829
Texas	11,521	11,457	12,141	12,174
Pennsylvania	9,725	9,689	8,719	8,745
Washington	6,961	6,766	7,017	6,900
Other (2018: 13 states; 2017: 17 states)	19,544	19,630	22,023	22,228

Total general obligation bonds	$100,829	$99,993	$105,929	$105,876

Revenue bonds:
Iowa	$114,333	$113,693	$122,044	$122,140
Other (2018: 9 states; 2017: 9 states)	9,598	9,541	9,376	9,397

Total revenue bonds	$123,931	$123,234	$131,420	$131,537

Total obligations of states and political subdivisions	$224,760	$223,227	$237,349	$237,413

As of June 30, 2018 and December 31, 2017, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 5 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2018		2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$72,868	$72,788	$74,631	$74,973
Water	11,776	11,528	12,763	12,611
College and universities, primarily dormitory revenues	9,240	9,193	10,452	10,443
Leases	9,556	9,454	9,383	9,331
Electric	7,371	7,345	7,382	7,416
Other	13,120	12,926	16,809	16,763

Total revenue bonds by revenue source	$123,931	$123,234	$131,420	$131,537

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $780,260,000, $771,550,000 and $768,208,000 as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively. Loan demand has moderated since year end.

Deposits

Deposits totaled $1,151,815,000, $1,134,391,000 and $1,126,771,000 as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively. The increase in deposits since December 31, 2017 was primarily due to increases in commercial and public funds NOW account balances, retail savings account balances and money market account balances, offset in part by a decrease in retail NOW account balances. The increase in deposits since June 30, 2017 was primarily due to increases in retail and commercial demand deposit and retail savings account balances.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $34,108,000 as of June 30, 2018, a decrease of $3,317,000, or 9%, from the December 31, 2017 balance of $37,425,000.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on June 30, 2018 totaled $780,260,000 compared to $771,550,000 as of December 31, 2017. Net loans comprise 57% of total assets as of June 30, 2018. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.49% at June 30, 2018, as compared to 0.62% at December 31, 2017 and 0.66% at June 30, 2017. The Company’s level of problem loans as a percentage of total loans at June 30, 2018 of 0.49% is slightly lower than the Company’s peer group (334 bank holding companies with assets of $1 billion to $3 billion) of 0.66% as of March 31, 2018.

Impaired loans, net of specific reserves, totaled $3,014,000 as of June 30, 2018 and have decreased $985,000 as compared to the impaired loans of $3,999,000 as of December 31, 2017.

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

The Company had TDRs of $2,828,000 as of June 30, 2018, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $2,984,000 as of December 31, 2017, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. A $80,000 specific reserve was established in the three and six months ended June 30, 2018 on a TDR loan, respectively. The Company had $12,000 of charge-offs related to TDRs for the six months ended June 30, 2018. A $500,000 specific reserve was established in the six months ended June 30, 2017 on a TDR loan. The Company had $12,000 and $257,000 of net charge-offs related to TDRs for the six months ended June 30, 2018 and 2017, respectively.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on non-accrual. As of June 30, 2018, non-accrual loans totaled $3,803,000 and there was a loan in the amount of $96,000 that was past due 90 days and still accruing. This compares to non-accrual loans of $4,810,000 and loans past due 90 days and still accruing totaled $18,000 as of December 31, 2017. Other real estate owned totaled $386,000 as of June 30, 2018 and December 31, 2017.

The agricultural real estate and agricultural operating loan portfolio classifications remain elevated as a result of lower grain prices. The watch and special mention loans in these categories totaled $37,104,000 as of June 30, 2018 as compared to $42,754,000 as of December 31, 2017. The substandard loans in these categories totaled $9,326,000 as of June 30, 2018 as compared to $2,725,000 as of December 31, 2017. The Iowa agricultural economy remains challenged as the result of the current low grain prices, potential tariff concerns on Iowa exports and excessive rainfall in a portion of our markets.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2018 was 1.44%, as compared to 1.45% at December 31, 2017. The allowance for loan losses totaled $11,383,000 and $11,321,000 as of June 30, 2018 and December 31, 2017, respectively. Net charge-offs of loans totaled $31,000 and $483,000 for the six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

●     Company Only Cash Flows

●     Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

●     Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of June 30, 2018 and December 31, 2017 totaled $62,386,000 and $69,420,000, respectively, and provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of June 30, 2018 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $185,490,000, with $2,000,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $109,035,000, with no outstanding federal fund purchase balances as of June 30, 2018. The Company had securities sold under agreements to repurchase totaling $34,108,000 as of June 30, 2018.

Total investments as of June 30, 2018 were $478,733,000 compared to $495,322,000 as of December 31, 2017. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of June 30, 2018.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2018 totaled $9,157,000 compared to $9,434,000 for the six months ended June 30, 2017.

Net cash provided by (used in) investing activities for the six months ended June 30, 2018 was $1,910,000 compared to $(12,042,000) for the six months ended June 30, 2017. The increase of $13,952,000 in cash provided by investing activities was primarily due to lower purchases of securities of $21,497,000 and a net increase in the change in the loan portfolio of $8,576,000, offset in part by decreases in the proceeds from the sale of securities available-for-sale of $10,824,000.

Net cash used in financing activities for the six months ended June 30, 2018 totaled $16,910,000 compared to $7,296,000 for the six months ended June 30, 2017. The change of $9,614,000 in net cash used in financing activities was primarily due to repayments on FHLB and other borrowings, offset in part by a net decrease in the change in the securities sold under agreements to repurchase. As of June 30, 2018, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $5,690,000 and $5,345,000 for the six months ended June 30, 2018 and 2017, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.23 per share in 2018 from $0.22 per share in 2017.

The Company, on an unconsolidated basis, has interest bearing deposits totaling $13,101,000 as of June 30, 2018 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of June 30, 2018 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2018 totaled $167,941,000 and was $2,812,000 lower than the $170,753,000 recorded as of December 31, 2017. The decrease in stockholders’ equity was primarily due to an increase in other comprehensive loss and dividends declared, offset in part by net income. The increase in other comprehensive loss is created by higher market interest rates compared to December 31, 2017, which resulted in lower fair values in the securities available-for-sale portfolio. At June 30, 2018 and December 31, 2017, stockholders’ equity as a percentage of total assets was 12.33% and 12.42%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of June 30, 2018.

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

Not applicable

Item 1.A.     Risk Factors

None.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2017, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of June 30, 2018, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2018.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

April 1, 2018 to April 30, 2018	-	$-	-	100,000

May 1, 2018 to May 31, 2018	-	$-	-	100,000

June 1, 2018 to June 30, 2018	-	$-	-	100,000

Total	-		-

Item 3.      Defaults Upon Senior Securities

Not applicable

Item 4.      Mine Safety Disclosures

Not applicable

Item 5.     Other information

Not applicable

Item 6.           Exhibits

2	Stock purchase agreement (incorporated by reference to Exhibit 2 to the Form 10-Q filed on May 8, 2018).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: August 7, 2018	By:	/s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President

	By:	/s/ John L. Pierschbacher

John L. Pierschbacher, Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
2	Stock purchase agreement (incorporated by reference to Exhibit 2 to the Form 10-Q filed on May 8, 2018).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)     These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.