Form 10-Q
period 2018-09-30
AMES NATIONAL CORP
filed 2018-11-06
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __X _      No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer____ Accelerated filer__X__ Non-accelerated filer____ Smaller reporting company_X__ Emerging growth company____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No ___X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $2.00 PAR VALUE	9,310,913
(Class)	(Shares Outstanding at October 31, 2018)

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS

Cash and due from banks	$25,318,944	$26,397,550
Interest bearing deposits in financial institutions	38,048,525	43,021,953
Securities available-for-sale	474,442,299	495,321,664
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	2,946,100	3,021,200
Loans receivable, net	859,830,015	771,549,655
Loans held for sale	279,940	-
Bank premises and equipment, net	16,071,119	15,399,146
Accrued income receivable	9,485,035	8,382,391
Other real estate owned	729,795	385,509
Bank-owned life insurance	2,757,310	-
Deferred income taxes, net	4,803,300	2,542,533
Intangible assets, net	2,842,085	1,091,462
Goodwill	9,618,621	6,732,216
Other assets	1,079,179	1,214,371

Total assets	$1,448,252,267	$1,375,059,650

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$220,806,001	$227,332,347
NOW accounts	369,779,264	322,392,945
Savings and money market	414,057,574	389,630,180
Time, $250,000 and over	42,849,563	38,838,782
Other time	168,268,111	156,196,433
Total deposits	1,215,760,513	1,134,390,687

Securities sold under agreements to repurchase	48,858,900	37,424,619
Federal Home Loan Bank (FHLB) advances	8,400,000	13,500,000
Other borrowings	-	13,000,000
Dividends payable	2,141,510	2,048,401
Accrued expenses and other liabilities	4,461,535	3,942,801
Total liabilities	1,279,622,458	1,204,306,508

STOCKHOLDERS' EQUITY

Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,310,913 shares as of September 30, 2018 and December 31, 2017	18,621,826	18,621,826
Additional paid-in capital	20,878,728	20,878,728
Retained earnings	135,828,253	131,684,961
Accumulated other comprehensive (loss) - net unrealized (loss) on securities available-for-sale	(6,698,998)	(432,373)
Total stockholders' equity	168,629,809	170,753,142

Total liabilities and stockholders' equity	$1,448,252,267	$1,375,059,650

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Interest income:
Loans, including fees	$9,557,527	$8,729,702	$27,442,604	$25,345,116
Securities:
Taxable	1,545,541	1,557,872	4,638,503	4,637,498
Tax-exempt	1,085,131	1,210,510	3,451,084	3,819,380
Interest bearing deposits and federal funds sold	272,358	114,820	721,417	365,346
Total interest income	12,460,557	11,612,904	36,253,608	34,167,340

Interest expense:
Deposits	1,740,579	1,169,296	4,736,455	3,204,115
Other borrowed funds	134,017	292,054	533,870	862,798
Total interest expense	1,874,596	1,461,350	5,270,325	4,066,913

Net interest income	10,585,961	10,151,554	30,983,283	30,100,427

Provision for loan losses	100,000	57,277	192,978	1,221,620

Net interest income after provision for loan losses	10,485,961	10,094,277	30,790,305	28,878,807

Noninterest income:
Wealth management income	877,146	747,634	2,534,510	2,180,941
Service fees	363,993	401,237	1,036,841	1,126,122
Securities gains, net	-	37,881	-	498,560
Gain on sale of loans held for sale	207,856	179,553	576,441	544,095
Merchant and card fees	358,816	348,847	1,035,338	1,017,362
Gain on foreclosure of other real estate owned	162,862	-	162,862	-
Other noninterest income	191,130	144,953	570,685	598,791
Total noninterest income	2,161,803	1,860,105	5,916,677	5,965,871

Noninterest expense:
Salaries and employee benefits	4,331,976	4,026,932	13,216,844	12,058,903
Data processing	838,414	807,419	2,506,804	2,481,331
Occupancy expenses, net	536,004	527,071	1,490,395	1,546,657
FDIC insurance assessments	99,934	111,987	308,002	326,958
Professional fees	423,172	307,484	1,123,577	919,157
Business development	327,985	262,408	821,344	722,869
Intangible asset amortization	94,883	89,861	266,337	280,837
Data conversion costs	167,815	-	167,815	-
Other operating expenses, net	167,649	162,826	664,914	835,414
Total noninterest expense	6,987,832	6,295,988	20,566,032	19,172,126

Income before income taxes	5,659,932	5,658,394	16,140,950	15,672,552

Provision for income taxes	1,201,100	1,729,987	3,328,100	4,661,687

Net income	$4,458,832	$3,928,407	$12,812,850	$11,010,865

Basic and diluted earnings per share	$0.48	$0.42	$1.38	$1.18

Dividends declared per share	$0.23	$0.22	$0.94	$0.66

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$4,458,832	$3,928,407	$12,812,850	$11,010,865
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(2,171,391)	(270,853)	(8,245,692)	5,828,684
Less: reclassification adjustment for gains realized in net income	-	37,881	-	498,560
Other comprehensive income (loss), before tax	(2,171,391)	(308,734)	(8,245,692)	5,330,124
Tax effect related to other comprehensive income (loss)	542,848	114,233	2,061,767	(1,972,145)
Other comprehensive income (loss), net of tax	(1,628,543)	(194,501)	(6,183,925)	3,357,979
Comprehensive income	$2,830,289	$3,733,906	$6,628,925	$14,368,844

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
Three Months Ended September 30, 2018 and 2017

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders' Equity

Balance, June 30, 2017	$18,621,826	$20,878,728	$129,167,032	$2,975,793	$171,643,379
Net income	-	-	3,928,407	-	3,928,407
Other comprehensive income	-	-	-	(194,501)	(194,501)
Cash dividends declared, $0.22 per share	-	-	(2,048,401)	-	(2,048,401)
Balance, September 30, 2017	$18,621,826	$20,878,728	$131,047,038	$2,781,292	$173,328,884

Balance, June 30, 2018	$18,621,826	$20,878,728	$133,510,931	$(5,070,455)	$167,941,030
Net income	-	-	4,458,832	-	4,458,832
Other comprehensive (loss)	-	-	-	(1,628,543)	(1,628,543)
Cash dividends declared, $0.23 per share	-	-	(2,141,510)	-	(2,141,510)
Balance, September 30, 2018	$18,621,826	$20,878,728	$135,828,253	$(6,698,998)	$168,629,809

Nine Months Ended September 30, 2018 and 2017

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders' Equity

Balance, December 31, 2016	$18,621,826	$20,878,728	$126,181,376	$(576,687)	$165,105,243
Net income	-	-	11,010,865	-	11,010,865
Other comprehensive income	-	-	-	3,357,979	3,357,979
Cash dividends declared, $0.66 per share	-	-	(6,145,203)	-	(6,145,203)
Balance, September 30, 2017	$18,621,826	$20,878,728	$131,047,038	$2,781,292	$173,328,884

Balance, December 31, 2017	$18,621,826	$20,878,728	$131,684,961	$(432,373)	$170,753,142
Net income	-	-	12,812,850	-	12,812,850
Other comprehensive (loss)	-	-	-	(6,183,925)	(6,183,925)
The cumulative effect from change in accounting policy (1)	-	-	82,700	(82,700)	-
Cash dividends declared, $0.94 per share	-	-	(8,752,258)	-	(8,752,258)
Balance, September 30, 2018	$18,621,826	$20,878,728	$135,828,253	$(6,698,998)	$168,629,809

(1) The cumulative effect for the nine months ended September 30, 2018, reflects adoption in first quarter 2018 of ASU 2018-02.

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Nine Months Ended September 30, 2018 and 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,812,850	$11,010,865
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	192,978	1,221,620
Provision for off-balance sheet commitments	9,000	4,000
Amortization, net	1,583,534	2,129,648
Amortization of intangible asset	266,337	280,837
Depreciation	845,163	861,700
Deferred income taxes	(24,000)	(303,999)
Securities gains, net	-	(498,560)
(Gain) on sales of loans held for sale	(576,441)	(544,095)
Proceeds from loans held for sale	23,480,924	22,668,307
Originations of loans held for sale	(23,184,423)	(22,161,394)
Loss on sale of premises and equipment, net	11,479	56,168
(Gain) on sale and foreclosure of other real estate owned, net	(226,054)	(14,648)
Change in assets and liabilities:
(Increase) in accrued income receivable	(239,749)	(654,349)
(Increase) decrease in other assets	133,639	(377,095)
Increase (decrease) in accrued expenses and other liabilities	385,983	(126,404)
Net cash provided by operating activities	15,471,220	13,552,601

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(24,209,779)	(46,766,543)
Proceeds from sale of securities available-for-sale	-	11,756,963
Proceeds from maturities and calls of securities available-for-sale	52,143,244	48,326,502
Purchase of FHLB stock	(3,070,400)	(4,505,400)
Proceeds from the redemption of FHLB stock	3,275,100	4,261,600
Net (increase) decrease in interest bearing deposits in financial institutions	6,448,428	(3,749,025)
Net (increase) in loans	(12,239,005)	(13,190,423)
Net proceeds from the sale of other real estate owned	117,905	191,564
Purchase of bank premises and equipment, net	(591,165)	(447,039)
Cash paid, net of cash acquired, for bank acquired	(13,443,219)	-
Other	1,139,029	(61,761)
Net cash provided by (used in) investing activities	9,570,138	(4,183,562)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(1,795,096)	5,129,194
Increase (decrease) in securities sold under agreements to repurchase	2,434,281	(19,336,317)
Payments on FHLB borrowings and other borrowings	(24,500,000)	(1,000,000)
Proceeds from short-term borrowings and other borrowings	6,400,000	5,500,000
Dividends paid	(8,659,149)	(6,052,094)
Net cash (used in) financing activities	(26,119,964)	(15,759,217)

Net (decrease) in cash and due from banks	(1,078,606)	(6,390,178)

CASH AND DUE FROM BANKS
Beginning	26,397,550	29,478,068
Ending	$25,318,944	$23,087,890

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Nine Months Ended September 30, 2018 and 2017

	2018	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,039,767	$4,027,782
Income taxes	3,484,746	5,050,220

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$116,137	$16,668

Business Combination:
Fair value of interest bearing deposits in financial institutions acquired	$1,475,000	$-
Fair value of federal funds sold acquired	1,154,000
Fair value of securities available-for-sale acquired	17,196,715	-
Fair value of loans receivable acquired	76,041,470	-
Fair value of bank premises and equipment acquired	924,400	-
Fair value of accrued interst receivable acquired	862,895
Fair value of other real estate owned acquired	120,000	-
Fair value of other tangible assets acquired	318,596	-
Fair value of bank owned life insurance	2,754,798
Goodwill	2,886,405	-
Core deposit intangible	2,002,000	-
Deposits assumed	83,169,311	-
Federal funds purchased assumed	9,000,000
Other liabilities assumed	123,749	-

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At September 30, 2018, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, which amends ASC 842, Leases. This update provides for an adoption option that will not require earlier periods to be restated at the adoption date. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption will not have a material effect on the Company’s consolidated financial statements.

Reclassifications: Certain amounts in prior year financial statements have been reclassified, with no effect on net income, comprehensive income or stockholder’s equity, to conform with current period presentation.

2.      Bank Acquisition

On September 14, 2018, First National Bank (FNB) completed the purchase and merger of Clarke County State Bank (CCSB) located in Osceola and Murray, Iowa (the “Acquisition”). The Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share. The acquired assets and liabilities are recorded at fair value at the date of acquisition and were reflected in the September 30, 2018 financial statements as such. 100% of the stock of CCSB was purchased for cash consideration of $14.8 million. As a result of this acquisition, the Company recorded a core deposit intangible asset of $2.0 million and goodwill of $2.9 million. The results of operations for this acquisition have been included since the transaction date of September 14, 2018. The fair value of purchased credit deteriorated loans related to the Acquisition is $386,000. These purchased loans are included in the impaired loan category in the financial statements. Non-routine expenses associated with this transaction were approximately $340,000 for the nine months ended September 30, 2018.

The following table summarizes the fair value of the total consideration transferred as a part of the Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Cash consideration transferred	$14,806,981

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and due from banks	$1,363,762
Federal funds sold	1,154,000
Interest bearing deposits in financial institutions	1,475,000
Securities available-for-sale	17,196,715
Federal Home Loan Bank stock	129,600
Loans receivable	76,041,470
Accrued interest receivable	862,895
Bank premises and equipment	924,400
Other real estate owned	120,000
Deferred income taxes	175,000
Bank owned life insurance	2,754,798
Core deposit intangible asset	2,002,000
Other assets	13,996
Deposits	(83,169,311)
Federal funds purchased	(9,000,000)
Accrued interest payable and other liabilities	(123,749)

Total identifiable net assets	11,920,576

Goodwill	$2,886,405

On September 14, 2018, the contractual balance of loans receivable acquired was $77.2 million and the contractual balance of deposits assumed was $83.1 million. Loans receivable acquired include commercial real estate, 1-4 family real estate agricultural real estate, commercial operating, agricultural operating and consumer loans.

The acquired loans at contractual values as of September 14, 2018 were determined to be risk rated as follows:

Pass	$63,220,130
Watch	9,430,540
Special Mention	2,733,940
Substandard	1,426,137
Deteriorated credit	385,884

Total loans acquired at book value	$77,196,631

Loans acquired as deteriorated credit loans will be included with impaired loans.

The core deposit intangible asset is amortized to expense on a declining basis over a period of ten years. The loan market valuation is accreted to income on the effective yield method over a ten year period. The time deposits market valuation is amortized to expense on a declining basis over a two year period.

3.	Dividends

On August 8, 2018, the Company declared a cash dividend on its common stock, payable on November 15, 2018 to stockholders of record as of November 1, 2018, equal to $0.23 per share

4.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and nine months ended September 30, 2018 and 2017 were 9,310,913. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2018 and December 31, 2017. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2018

U.S. government treasuries	$8,209	$8,209	$-	$-
U.S. government agencies	117,011	-	117,011	-
U.S. government mortgage-backed securities	73,277	-	73,277	-
State and political subdivisions	221,930	-	221,930	-
Corporate bonds	54,015	-	54,015	-

	$474,442	$8,209	$466,233	$-

2017

U.S. government treasuries	$6,367	$6,367	$-	$-
U.S. government agencies	111,263	-	111,263	-
U.S. government mortgage-backed securities	81,780	-	81,780	-
State and political subdivisions	237,413	-	237,413	-
Corporate bonds	58,464	-	58,464	-
Equity securities, other	35	35	-	-

	$495,322	$6,402	$488,920	$-

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2018.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of September 30, 2018 and December 31, 2017. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2018

Loans receivable	$2,338	$-	$-	$2,338
Other real estate owned	730	-	-	730

Total	$3,068	$-	$-	$3,068

2017

Loans receivable	$2,606	$-	$-	$2,606
Other real estate owned	386	-	-	386

Total	$2,992	$-	$-	$2,992

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

Other Real Estate Owned: Other real estate owned in the table above consists of real estate obtained through foreclosure. Other real estate owned is recorded at fair value less estimated selling costs, at the date of transfer, with any impairment amount charged to the allowance for loan losses. Subsequent to the transfer, other real estate owned is carried at the lower of cost or fair value, less estimated selling costs, with any impairment amount recorded as a noninterest expense. The carrying value of other real estate owned is not re-measured to fair value on a recurring basis but is subject to fair value adjustments when the carrying value exceeds the fair value less estimated selling costs. Management uses appraised values and adjusts for trends observed in the market and for disposition costs in determining the value of other real estate owned. A valuation allowance was recorded for the excess of the asset’s recorded investment over the amount determined by the fair value, less estimated selling costs. This valuation allowance is a component of the allowance for other real estate owned. The valuation allowance was $239,000 and $287,000 as of September 30, 2018 and December 31, 2017, respectively. The Company considers these fair value measurements as level 3.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 are as follows: (in thousands)

	2018
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$2,338	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$730	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2017
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$2,606	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$386	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

The following disclosures represent financial instruments in which the ending balances at September 30, 2018 and December 31, 2017 are not carried at fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments as described above as of September 30, 2018 and December 31, 2017 are as follows: (in thousands)

		2018		2017
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$25,319	$25,319	$26,398	$26,398
Interest bearing deposits	Level 1	38,049	38,049	43,022	43,022
Securities available-for-sale	See previous table	474,442	474,442	495,322	495,322
FHLB and FRB stock	Level 2	2,946	2,946	3,021	3,021
Loans receivable, net	Level 2	859,830	836,630	771,550	768,444
Loans held for sale	Level 2	280	280	-	-
Accrued income receivable	Level 1	9,485	9,485	8,382	8,382
Financial liabilities:
Deposits	Level 2	$1,215,761	$1,214,578	$1,134,391	$1,134,468
Securities sold under agreements to repurchase	Level 1	48,859	48,859	37,425	37,425
FHLB advances	Level 2	8,400	8,346	13,500	13,482
Other borrowings	Level 2	-	-	13,000	13,079
Accrued interest payable	Level 1	643	643	477	477

The methodologies used to determine fair value as of September 30, 2018 did not change from the methodologies described in the December 31, 2017 Annual Financial Statements, except for loans receivables which are now presented using an exit price method.

7.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of September 30, 2018 and December 31, 2017 are summarized below: (in thousands)

2018:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$8,415	$-	$(206)	$8,209
U.S. government agencies	119,886	1	(2,876)	117,011
U.S. government mortgage-backed securities	75,111	75	(1,909)	73,277
State and political subdivisions	224,514	334	(2,918)	221,930
Corporate bonds	55,448	3	(1,436)	54,015
	$483,374	$413	$(9,345)	$474,442

2017:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$6,413	$2	$(48)	$6,367
U.S. government agencies	111,900	136	(773)	111,263
U.S. government mortgage-backed securities	81,685	422	(327)	81,780
State and political subdivisions	237,349	1,233	(1,169)	237,413
Corporate bonds	58,647	206	(389)	58,464
Equity securities, other	15	20	-	35
	$496,009	$2,019	$(2,706)	$495,322

The proceeds, gains and losses from securities available-for-sale are summarized as follows: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Proceeds from sales of securities available-for-sale	$-	$933	$-	$11,757
Gross realized gains on securities available-for-sale	-	38	-	501
Gross realized losses on securities available-for-sale	-	-	-	(2)
Tax provision applicable to net realized gains on securities available-for-sale	-	14	-	175

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of September 30, 2018 and December 31, 2017 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2018:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$4,876	$(85)	$2,833	$(121)	$7,709	$(206)
U.S. government agencies	72,358	(1,270)	44,156	(1,606)	116,514	(2,876)
U.S. government mortgage-backed securities	54,391	(1,371)	13,993	(538)	68,384	(1,909)
State and political subdivisions	132,856	(1,475)	35,338	(1,443)	168,194	(2,918)
Corporate bonds	36,003	(796)	16,999	(640)	53,002	(1,436)
	$300,484	$(4,997)	$113,319	$(4,348)	$413,803	$(9,345)

	Less than 12 Months		12 Months or More		Total
2017:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$4,894	$(48)	$-	$-	$4,894	$(48)
U.S. government agencies	73,953	(549)	10,168	(224)	84,121	(773)
U.S. government mortgage-backed securities	39,565	(245)	5,344	(82)	44,909	(327)
State and political subdivisions	89,904	(703)	16,631	(466)	106,535	(1,169)
Corporate bonds	29,808	(198)	6,709	(191)	36,517	(389)
	$238,124	$(1,743)	$38,852	$(963)	$276,976	$(2,706)

Gross unrealized losses on debt securities totaled $9,345,000 as of September 30, 2018. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

8.	Loans Receivable and Credit Disclosures

Activity in the allowance for loan losses, on a disaggregated basis, for the three and nine months ended September 30, 2018 and 2017 is as follows: (in thousands)

	Three Months Ended September 30, 2018
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2018	$846	$1,732	$4,842	$977	$1,688	$1,178	$120	$11,383
Provision (credit) for loan losses	(209)	131	(372)	218	92	168	72	100
Recoveries of loans charged-off	-	2	-	-	1	-	5	8
Loans charged-off	-	(23)	(107)	-	(10)	(58)	(5)	(203)
Balance, September 30, 2018	$637	$1,842	$4,363	$1,195	$1,771	$1,288	$192	$11,288

	Nine Months Ended September 30, 2018
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2017	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321
Provision (credit) for loan losses	(159)	144	(264)	198	33	175	66	193
Recoveries of loans charged-off	-	5	-	-	22	-	19	46
Loans charged-off	-	(23)	(107)	-	(23)	(58)	(61)	(272)
Balance, September 30, 2018	$637	$1,842	$4,363	$1,195	$1,771	$1,288	$192	$11,288

	Three Months Ended September 30, 2017
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2017	$780	$1,713	$4,437	$907	$2,071	$1,154	$126	$11,188
Provision (credit) for loan losses	(74)	15	155	36	(80)	(34)	39	57
Recoveries of loans charged-off	-	4	-	-	2	-	4	10
Loans charged-off	-	-	-	-	(109)	-	(6)	(115)
Balance, September 30, 2017	$706	$1,732	$4,592	$943	$1,884	$1,120	$163	$11,140

	Nine Months Ended September 30, 2017
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2016	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507
Provision (credit) for loan losses	(202)	12	632	82	735	(96)	59	1,222
Recoveries of loans charged-off	-	9	-	-	30	-	8	47
Loans charged-off	-	-	-	-	(609)	-	(27)	(636)
Balance, September 30, 2017	$706	$1,732	$4,592	$943	$1,884	$1,120	$163	$11,140

Allowance for loan losses disaggregated on the basis of impairment analysis method as of September 30, 2018 and December 31, 2017 is as follows: (in thousands)

2018		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$53	$13	$-	$510	$-	$22	$598
Collectively evaluated for impairment	637	1,789	4,350	1,195	1,261	1,288	170	10,690
Balance September 30, 2018	$637	$1,842	$4,363	$1,195	$1,771	$1,288	$192	$11,288

2017		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$42	$115	$-	$607	$-	$47	$811
Collectively evaluated for impairment	796	1,674	4,619	997	1,132	1,171	121	10,510
Balance December 31, 2017	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321

Loans receivable disaggregated on the basis of impairment analysis method as of September 30, 2018 and December 31, 2017 is as follows (in thousands):

2018		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$367	$135	$76	$3,039	$-	$22	$3,639
Collectively evaluated for impairment	44,810	171,368	373,779	103,507	79,343	78,429	16,329	867,565

Balance September 30, 2018	$44,810	$171,735	$373,914	$103,583	$82,382	$78,429	$16,351	$871,204

2017		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$689	$901	$-	$3,140	$-	$80	$4,810
Collectively evaluated for impairment	50,309	145,569	349,725	81,790	70,676	69,806	10,265	778,140

Balance December 31, 2017	$50,309	$146,258	$350,626	$81,790	$73,816	$69,806	$10,345	$782,950

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

Impaired loans, on a disaggregated basis, as of September 30, 2018 and December 31, 2017: (in thousands)

	2018			2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	250	275	-	572	677	-
Real estate - commercial	122	617	-	671	1,353	-
Real estate - agricultural	76	89	-	-	-	-
Commercial	255	262	-	125	148	-
Agricultural	-	-	-	-	-	-
Consumer and other	-	1	-	25	44	-
Total loans with no specific reserve:	703	1,244	-	1,393	2,222	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	117	141	53	117	180	42
Real estate - commercial	13	130	13	230	230	115
Real estate - agricultural	-	-	-	-	-	-
Commercial	2,784	3,127	510	3,015	3,336	607
Agricultural	-	-	-	-	-	-
Consumer and other	22	26	22	55	43	47
Total loans with specific reserve:	2,936	3,424	598	3,417	3,789	811

Total
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	367	416	53	689	857	42
Real estate - commercial	135	747	13	901	1,583	115
Real estate - agricultural	76	89	-	-	-	-
Commercial	3,039	3,389	510	3,140	3,484	607
Agricultural	-	-	-	-	-	-
Consumer and other	22	27	22	80	87	47

	$3,639	$4,668	$598	$4,810	$6,011	$811

Average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2018 and 2017: (in thousands)

	Three Months Ended September 30,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	315	135	631	18
Real estate - commercial	123	-	716	-
Real estate - agricultural	38	-	-	-
Commercial	160	-	139	2
Agricultural	-	-	-	-
Consumer and other	-	-	46	-
Total loans with no specific reserve:	636	135	1,532	20

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	120	6	128	-
Real estate - commercial	74	-	-	-
Real estate - agricultural	-	-	-	-
Commercial	2,838	2	3,263	-
Agricultural	29	-	-	-
Consumer and other	26	-	29	-
Total loans with specific reserve:	3,087	8	3,420	-

Total
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	435	141	759	18
Real estate - commercial	197	-	716	-
Real estate - agricultural	38	-	-	-
Commercial	2,998	2	3,402	2
Agricultural	29	-	-	-
Consumer and other	26	-	75	-

	$3,723	$143	$4,952	$20

	Nine Months Ended September 30,
	2018		2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	442	180	535	27
Real estate - commercial	266	258	648	-
Real estate - agricultural	19	-	-	-
Commercial	127	5	1,457	3
Agricultural	-	-	-	-
Consumer and other	6	-	60	-
Total loans with no specific reserve:	860	443	2,700	30

With an allowance recorded:
Real estate - construction	-	-	16	2
Real estate - 1 to 4 family residential	173	6	162	-
Real estate - commercial	149	-	-	-
Real estate - agricultural	-	-	-	-
Commercial	2,901	2	2,193	-
Agricultural	15	-	-	-
Consumer and other	35	1	15	1
Total loans with specific reserve:	3,273	9	2,386	3

Total
Real estate - construction	-	-	16	2
Real estate - 1 to 4 family residential	615	186	697	27
Real estate - commercial	415	258	648	-
Real estate - agricultural	19	-	-	-
Commercial	3,028	7	3,650	3
Agricultural	15	-	-	-
Consumer and other	41	1	75	1

	$4,133	$452	$5,086	$33

The interest foregone on nonaccrual loans for the three months ended September 30, 2018 and 2017 was approximately $86,000 and $88,000, respectively. The interest foregone on nonaccrual loans for the nine months ended September 30, 2018 and 2017 was approximately $289,000.

Nonaccrual loans at September 30, 2018 and December 31, 2017 were $3,639,000 and $4,810,000 respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $2,716,000 as of September 30, 2018, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $2,984,000 as of December 31, 2017, all of which were included in impaired and nonaccrual loans.

The following table sets forth information on the Company’s TDRs, on a disaggregated basis, occurring in the three and six months ended September 30, 2018 and 2017: (dollars in thousands)

Three Months Ended September 30,
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

During the nine months ended September 30, 2018, the Company granted concessions to one borrower facing financial difficulties. During the nine months ended September 30, 2017, the Company granted concessions to two borrowers that were experiencing financial difficulties. The loans were extended beyond their normal terms and on one loan the interest was capitalized.

The Company considers TDR loans to have payment default when it is past due 60 days or more.

No TDR modified during the twelve months ended September 30, 2018 and 2017 had payment defaults. There were no charge-offs related to TDRs for the three and nine months ended September 30, 2018. An $80,000 specific reserve was established in the nine months ended September 30, 2018. A $530,000 specific reserve was established in the nine months ended September 30, 2017 on two TDR loans. There was $12,000 and $257,000 of net charge-offs related to TDRs for the nine months ended September 30, 2018 and 2017, respectively.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2018 and December 31, 2017, is as follows: (in thousands)

2018		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$50	$-	$50	$44,760	$44,810	$-
Real estate - 1 to 4 family residential	1,481	134	1,615	170,120	171,735	-
Real estate - commercial	26	13	39	373,875	373,914	-
Real estate - agricultural	990	-	990	102,593	103,583	-
Commercial	260	664	924	81,458	82,382	-
Agricultural	49	-	49	78,380	78,429	-
Consumer and other	108	2	110	16,241	16,351	-

	$2,964	$813	$3,777	$867,427	$871,204	$-

2017		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$159	$-	$159	$50,150	$50,309	$-
Real estate - 1 to 4 family residential	940	414	1,354	144,904	146,258	18
Real estate - commercial	363	629	992	349,634	350,626	-
Real estate - agricultural	655	-	655	81,135	81,790	-
Commercial	275	418	693	73,123	73,816	-
Agricultural	77	-	77	69,729	69,806	-
Consumer and other	77	38	115	10,230	10,345	-

	$2,546	$1,499	$4,045	$778,905	$782,950	$18

The credit risk profile by internally assigned grade, on a disaggregated basis, as of September 30, 2018 and December 31, 2017 is as follows: (in thousands)

2018	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$39,158	$335,326	$74,334	$58,374	$53,563	$560,755
Watch	5,444	20,279	20,086	16,997	21,794	84,600
Special Mention	208	15,434	2,474	255	-	18,371
Substandard	-	2,764	6,689	3,718	3,072	16,243
Substandard-Impaired	-	111	-	3,038	-	3,149

	$44,810	$373,914	$103,583	$82,382	$78,429	$683,118

2017	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$47,726	$319,178	$60,301	$59,535	$45,816	$532,556
Watch	2,583	27,528	20,114	9,628	22,640	82,493
Special Mention	-	184	-	-	-	184
Substandard	-	2,835	1,375	1,513	1,350	7,073
Substandard-Impaired	-	901	-	3,140	-	4,041

	$50,309	$350,626	$81,790	$73,816	$69,806	$626,347

The credit risk profile based on payment activity, on a disaggregated basis, as of September 30, 2018 and December 31, 2017 is as follows:

2018	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$171,371	$16,328	$187,699
Non-performing	364	23	387

	$171,735	$16,351	$188,086

2017	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$145,551	$10,264	$155,815
Non-performing	707	81	788

	$146,258	$10,345	$156,603

9.	Goodwill

As of September 14, 2018, as a result of the acquisition of CCSB, FNB recognized $2.9 million of goodwill. Goodwill recognized in the Acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of CCSB branches with FNB. Goodwill is not amortized but is evaluated for impairment at least annually. For income tax purposes, goodwill associated with CCSB is not amortized and goodwill associated with previous acquisition is amortized over fifteen years.

10.	Intangible assets

In conjunction with the acquisition of CCSB in 2018, the Company recorded $2.0 million in core deposit intangible assets. The following sets forth the carrying amounts and accumulated amortization of the intangible assets at September 30, 2018 and December 31, 2017: (in thousands)

	2018		2017
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$4,520	$2,069	$2,518	$1,861
Customer list	535	144	520	86

Total	$5,055	$2,213	$3,038	$1,947

The weighted average life of the intangible assets is 3.9 years as of September 30, 2018 and 2.5 years as of December 31, 2017.

The following sets forth the activity related to the intangible assets for the three and nine months ended September 30, 2018 and 2017: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Beginning intangible asset, net	$935	$1,212	$1,091	$1,353
Purchase	2,002	-	2,002	-
Adjustment to intangible asset	-	12	15	62
Amortization	(95)	(90)	(266)	(281)

Ending intangible asset, net	$2,842	$1,134	$2,842	$1,134

Estimated remaining amortization expense on core deposit intangible for the years ending December 31 is as follows: (in thousands)

2018	$166
2019	540
2020	440
2021	402
2022	363
2023	318
After	613

Intangible asset, net	$2,842

11.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of September 30, 2018 and December 31, 2017: (in thousands)

	2018			2017
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$3,393	$-	$3,393	$1,474	$-	$1,474
U.S. government agencies	46,610	-	46,610	47,323	-	47,323
U.S. government mortgage-backed securities	18,676	-	18,676	22,824	-	22,824

Total	$68,679	$-	$68,679	$71,621	$-	$71,621

Term repurchase agreements (Other borrowings):
U.S. government agencies	$-	$-	$-	$-	$14,986	$14,986

Total pledged collateral	$68,679	$-	$68,679	$71,621	$14,986	$86,607

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

12.	Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows: (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2018:
Total capital (to risk- weighted assets):
Consolidated	$175,218	16.4%	$105,608	9.875%	N/A	N/A
Boone Bank & Trust	15,564	17.5	8,788	9.875	$8,900	10.0%
First National Bank	80,062	13.4	59,155	9.875	59,904	10.0
Reliance State Bank	27,631	15.6	17,506	9.875	17,728	10.0
State Bank & Trust	20,260	16.4	12,199	9.875	12,353	10.0
United Bank & Trust	14,955	19.6	7,546	9.875	7,641	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$163,388	15.3%	$84,219	7.875%	N/A	N/A
Boone Bank & Trust	14,654	16.5	7,008	7.875	$7,120	8.0%
First National Bank	73,969	12.3	47,174	7.875	47,923	8.0
Reliance State Bank	25,487	14.4	13,961	7.875	14,182	8.0
State Bank & Trust	18,712	15.1	9,728	7.875	9,883	8.0
United Bank & Trust	14,140	18.5	6,017	7.875	6,113	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$163,388	11.8%	$55,401	4.000%	N/A	N/A
Boone Bank & Trust	14,654	11.3	5,177	4.000	$6,471	5.0%
First National Bank	73,969	9.8	30,217	4.000	37,771	5.0
Reliance State Bank	25,487	11.9	8,574	4.000	10,718	5.0
State Bank & Trust	18,712	11.5	6,485	4.000	8,106	5.0
United Bank & Trust	14,140	12.7	4,457	4.000	5,572	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$163,388	15.3%	$68,177	6.375%	N/A	N/A
Boone Bank & Trust	14,654	16.5	5,673	6.375	$5,785	6.5%
First National Bank	73,969	12.3	38,189	6.375	38,938	6.5
Reliance State Bank	25,487	14.4	11,301	6.375	11,523	6.5
State Bank & Trust	18,712	15.1	7,875	6.375	8,030	6.5
United Bank & Trust	14,140	18.5	4,871	6.375	4,967	6.5

* These ratios for September 30, 2018 include a capital conservation buffer of 1.875%, except for the Tier 1 capital to average weighted assets ratios.

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

13.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after September 30, 2018, but prior to November 6, 2018, that provided additional evidence about conditions that existed at September 30, 2018. There were no other significant events or transactions that provided evidence about conditions that did not exist at September 30, 2018.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. The Banks also offer investment services through a third-party broker-dealer. The Company employs thirteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training and the coordination of management activities, in addition to 230 full-time equivalent individuals employed by the Banks, including employees from the Acquisition.

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

On September 14, 2018, FNB purchased the stock of CCSB for approximately $14.8 million. First National will operate all three bank offices previously owned by Clarke County as branches of First National.

The Company had net income of $4,459,000, or $0.48 per share, for the three months ended September 30, 2018, compared to net income of $3,928,000, or $0.42 per share, for the three months ended September 30, 2017.

The increase in quarterly earnings can be primarily attributed to an increase in loan interest income and lower federal income tax expense, offset in part by higher deposit interest expense, an increase in salaries and benefits and non-routine costs associated with the Acquisition.

Net loan charge-offs totaled $195,000 and $105,000 for the three months ended September 30, 2018 and 2017, respectively. The provision for loan losses totaled $100,000 and $57,000 for the three months ended September 30, 2018 and 2017, respectively.

The Company had net income of $12,813,000, or $1.38 per share, for the nine months ended September 30, 2018, compared to net income of $11,011,000, or $1.18 per share, for the nine months ended September 30, 2017.

The increase in nine month earnings can be primarily attributed to an increase in loan interest income, a reduction in the provision for loan losses and lower federal income tax expense, offset in part by higher deposit interest expense, an increase in salaries and benefits and a decrease in securities gains.

Net loan charge-offs totaled $226,000 and $589,000 for the nine months ended September 30, 2018 and 2017, respectively. The provision for loan losses totaled $193,000 and $1,222,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 5,542 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	9 Months
	Ended	Ended	3 Months Ended		Years Ended December 31,
	September 30, 2018		June 30, 2018		2017		2016
	Company		Company	Industry*	Company	Industry*	Company	Industry

Return on assets	1.31%	1.25%	1.26%	1.33%	1.00%	0.97%	1.18%	1.04%

Return on equity	10.54%	10.15%	10.35%	11.83%	8.02%	8.64%	9.38%	9.32%

Net interest margin	3.28%	3.21%	3.16%	3.36%	3.25%	3.25%	3.36%	3.13%

Efficiency ratio	54.82%	55.73%	55.02%	55.47%	52.70%	57.94%	51.95%	58.28%

Capital ratio	12.38%	12.33%	12.18%	9.74%	12.48%	9.62%	12.60%	9.48%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.31% and 1.15% for the three months ended September 30, 2018 and 2017, respectively.   The increase in this ratio in 2018 from the previous period is primarily due to an increase in loan interest income, a decrease in income tax expense and a decrease in the provision for loan losses.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 10.54% and 9.08% for the three months ended September 30, 2018 and 2017, respectively. The increase in this ratio in 2018 from the previous period is primarily due to an increase in loan interest income, a decrease in income tax expense and a decrease in the provision for loan losses.

●     Net Interest Margin

The net interest margin for the three months ended September 30, 2018 and 2017 was 3.28% and 3.29%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 54.82% and 52.42% for the three months ended September 30, 2018 and 2017, respectively. The efficiency ratio increase for the three months ended September 30, 2018 primarily due to an increase in salaries and benefits.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.38% as of September 30, 2018 is significantly higher than the industry average of 9.74% as of June 30, 2018.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2018:

Net Income Rises 25.1% Over Second Quarter 2017, Led by Higher Net Operating Revenue and a Lower Effective Tax Rate

The 5,542 FDIC-insured commercial banks and savings institutions reported net income of $60.2 billion during the three months ended June 30, an increase of $12.1 billion (25.1%) from a year earlier. Higher net operating revenue (the sum of net interest income and noninterest income) and a lower effective tax rate contributed to the increase in industry net income. Assuming the effective tax rate before the new tax law, net income would have totaled an estimated $53.8 billion, an increase of $5.6 billion (11.7%) from second quarter 2017. The average return on assets was 1.37%, up from 1.13% a year earlier. Only 3.8% of institutions were unprofitable during the quarter, down from 4.3% in second quarter 2017.

Margins Increase as Average Yields Outpace Growth in Funding Costs

Net interest income totaled $134.1 billion, an increase of $10.7 billion (8.7%) from 12 months earlier and the largest annual dollar increase ever reported by the industry. More than four out of five banks (85.1%) reported year-over-year increases. Net interest margin (NIM) rose to 3.38%, up 16 basis points from a year earlier, as average asset yields grew more rapidly than average funding costs. Institutions with assets of $10 billion to $250 billion reported the largest annual increase in average funding costs (up 30 basis points). The improvement in NIM was widespread, as more than two out of three banks (70.2%) reported increases from a year earlier.

Provisions Decline Modestly From Second Quarter 2017

Banks set aside $11.7 billion in loan-loss provisions during the second quarter, a decline of $293.5 million (2.4%) from the previous year. Almost one-third of all banks (31.3%) reported lower loan-loss provisions than in second quarter 2017. Loan-loss provisions as a percentage of net operating revenue declined to 5.8% for the current quarter, the lowest level since third quarter 2015.

Noninterest Income Expands 2% From a Year Earlier

Noninterest income totaled $68.1 billion, an increase of $1.3 billion (2%) from the previous year. The 12-month increase in noninterest income was attributable to servicing fees (up $638.2 million, or 29.5%), fiduciary activity (up $558.4 million, or 6.3%), and net gains on sales of other assets (up $388.3 million). Slightly more than half of all institutions (55.6%) reported increases in noninterest income from a year earlier.

Noninterest Expense Grows 4.6% Year-Over-Year

Noninterest expenses rose by $5 billion (4.6%) from a year earlier, as salary and employee benefits grew by $2.7 billion (5.2%) and other noninterest expense increased by $1.8 billion (4.2%). Average assets per employee totaled $8.4 million for the current quarter, up from $8.2 million in second quarter 2017. The efficiency ratio (noninterest expense as a% of net operating revenue) improved to 55.5% in the second quarter, the lowest level since first quarter 2010.

Net Charge-Off Rate Remains Stable

For the past eleven quarters in a row, net charge-offs increased compared with a year earlier but at a slower rate. During the second quarter, banks charged-off $11.7 billion in uncollectable loans, an increase of $446.4 billion (4%) over the past 12 months. The annual increase in net charge-offs was led by credit card balances (up $918.9 million, or 12.8%). The average net charge-off rate remained stable from a year earlier at 0.48%.

Noncurrent Loan Rate Declines to 1.06%

Noncurrent loan balances (90 days or more past due or in nonaccrual status) declined by $7.7 billion (6.8%) from the first quarter, as more than half (52%) of all institutions reported quarterly declines. The improvement was led by residential mortgages (down $5.2 billion, or 9.7%), commercial and industrial loans (down $1.2 billion, or 6.8%), and credit cards (down $848.6 million, or 7.4%). The average noncurrent rate fell from 1.15% in the first quarter to 1.06%.

Reserve Coverage of Noncurrent Loans Continues to Grow

Loan-loss reserves declined by $330 million (0.3%) from the first quarter, as less than one-third (25.3%) of all institutions reported a quarterly decline. At banks that itemize their loan-loss reserves, which represent almost 91% of total industry loan-loss reserves, losses on credit cards increased by $284.2 million (0.7%). Itemized reserves for residential real estate losses fell by $522.3 million (3.7%). As noncurrent loan balances declined at a faster quarterly rate than loan-loss reserves, the coverage ratio (loan-loss reserves to noncurrent loan balances) grew from 110% in the first quarter to 117.7%.

Equity Capital Increases From the First Quarter

Equity capital of $2 trillion rose by $15.3 billion (0.8%) from the first quarter. Retained earnings contributed $22.4 billion to equity growth but were partly offset by a $7.8 billion reduction in accumulated other comprehensive income. With a decline in market value of available-for-sale securities, unrealized losses totaled $40.2 billion for the current quarter, an increase of $6 billion (17.4%) from the previous quarter. Declared dividends totaled $37.8 billion, an increase of $9.5 billion (33.4%) from the year before. At the end of the quarter, 99.6% of all insured institutions, which account for 99.97% of total industry assets, met or exceeded the requirements for the highest regulatory capital category, as defined for Prompt Corrective Action purposes.

Balances at Federal Reserve Banks Decline Almost 12%

Total assets rose modestly (up $1.3 billion) from the previous quarter, as cash and balances due from depository institutions declined by $126.4 billion (6.5%), the largest quarterly dollar decline since second quarter 2015. Balances at Federal Reserve banks declined by $139.7 billion (11.7%), and mortgage-backed securities rose by $43.5 billion (2.1%).

Loan Balances Expand 4.2% From Second Quarter 2017

Total loan and lease balances increased by $104.3 billion (1.1%) from the first quarter, as more than three out of four banks (76.2%) reported quarterly increases. All major loan categories registered quarterly increases, led by commercial and industrial loans (up $25.5 billion, or 1.2%); consumer loans, which include credit card balances (up $23.7 billion, or 1.4%); nonfarm nonresidential loans (up $18.9 billion, or 1.3%); and residential mortgage loans (up $17.9 billion, or 0.9%). Over the past year, total loan and lease balances grew by $398.5 billion (4.2%), a slight decline from last quarter’s annual growth rate of 4.9%. Commercial and industrial loans rose by $95.2 (4.8%); consumer loans, which include credit card balances, increased by $84.4 billion (5.4%); residential mortgage loans grew by $70.6 billion (3.5%); and nonfarm nonresidential loans expanded by $56.4 billion (4.1%).

Deposits Decline From the Previous Quarter

Total deposits fell by $60.2 billion (0.4%) from the previous quarter, as deposits in both foreign offices (down $38.8 billion, or 3%) and domestic offices (down $21.5 billion, or 0.2%) declined. Domestic interest-bearing deposits rose by $13.5 billion (0.1%), while noninterest-bearing deposits declined by $34.9 billion (1.1%). Banks increased their nondeposit liabilities by $46.3 billion (2.3%) from the first quarter, led by Federal Home Loan Banks advances (up $30 billion, or 5.4%) and other liabilities (up $11.7 billion, or 3.1%).

Two New Charters Added in Second Quarter 2018

During the three months ended June 30, the number of FDIC-insured commercial banks and savings institutions declined by 65 to 5,542. Two new charters were added, 64 institutions were absorbed by mergers, and no banks failed. The number of institutions on the FDIC’s “Problem Bank List” fell from 92 to 82, the lowest number since fourth quarter 2007. Assets of problem banks declined from $56.4 billion to $54.4 billion.

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

Goodwill

Goodwill arose in connection with three acquisitions consummated in the current and previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At September 30, 2018, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$10,586	$10,151	$30,983	$30,100
Tax-equivalent adjustment (1)	288	653	917	2,057
Net interest income on an FTE basis (non-GAAP)	10,874	10,804	31,900	32,157
Average interest-earning assets	$1,324,697	$1,312,397	$1,324,817	$1,320,236
Net interest margin on an FTE basis (non-GAAP)	3.28%	3.29%	3.21%	3.25%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the three and nine months ended September 30, 2018 and 35 percent for the three and nine months ended September 30, 2017, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended September 30, 2018 and 2017

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2018 and 2017:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$75,533	$972	5.15%	$77,788	$920	4.73%
Agricultural	70,925	1,075	6.06%	67,951	922	5.43%
Real estate	648,628	7,375	4.55%	623,214	6,756	4.34%
Consumer and other	10,206	136	5.34%	10,514	132	5.03%

Total loans (including fees)	805,292	9,558	4.75%	779,467	8,730	4.48%

Investment securities
Taxable	266,510	1,545	2.32%	275,498	1,558	2.26%
Tax-exempt 2	205,003	1,374	2.68%	230,249	1,862	3.23%
Total investment securities	471,513	2,919	2.48%	505,747	3,420	2.70%

Other interest-earning assets	47,892	272	2.27%	27,183	115	1.69%

Total interest-earning assets	1,324,697	$12,749	3.85%	1,312,397	$12,265	3.74%

Noninterest-earning assets	41,596			49,366

TOTAL ASSETS	$1,366,293			$1,361,763

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate for the three months ended September 30, 2018 and 2017 of 21% and 35%, respectively.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended September 30,

	2018			2017

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$732,905	$1,109	0.61%	$712,550	$685	0.38%
Time deposits	196,664	632	1.29%	196,905	484	0.98%
Total deposits	929,569	1,741	0.75%	909,455	1,169	0.51%
Other borrowed funds	45,100	134	1.19%	71,266	292	1.64%

Total Interest-bearing liabilities	974,669	1,875	0.77%	980,721	1,461	0.60%

Noninterest-bearing liabilities
Demand deposits	214,956			200,934
Other liabilities	7,523			7,132

Stockholders' equity	169,145			172,976

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,366,293			$1,361,763

Net interest income		$10,874	3.28%		$10,804	3.29%

Spread Analysis
Interest income/average assets	$12,749	3.73%		$12,265	3.60%
Interest expense/average assets	$1,875	0.55%		$1,461	0.43%
Net interest income/average assets	$10,874	3.18%		$10,804	3.17%

Net Interest Income

For the three months ended September 30, 2018 and 2017, the Company's net interest margin adjusted for tax exempt income was 3.28% and 3.29%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2018 totaled $10,586,000 compared to $10,152,000 for the three months ended September 30, 2017.

For the three months ended September 30, 2018, interest income increased $848,000, or 7%, when compared to the same period in 2017. The increase from 2017 was primarily attributable to increased loan volume and rates and recognition of nonaccrual interest income. Nonaccrual interest income recognized in the three months ended September 30, 2018 was $143,000 as compared to $20,000 for the same period in 2017. Loan interest rates increased in conjunction with general market interest rates, as the Federal Reserve Bank increased short term interest rate targets by 1.00% since September 30, 2017.

Interest expense increased $413,000, or 28%, for the three months ended September 30, 2018 when compared to the same period in 2017. The higher interest expense for the period is primarily attributable to higher rates on deposits due to market interest rates and competitive pressures.

Provision for Loan Losses

The Company’s provision for loan losses was $100,000 and $57,000 for the three months ended September 30, 2018 and 2017, respectively. Net loan charge-offs were $195,000 and $105,000 for the three months ended September 30, 2018 and 2017, respectively. While the current provision for loan losses are not related to agricultural loans, the Iowa agricultural economy remains challenged as the result of the current low grain prices, potential tariff concerns on Iowa exports and excessive rainfall in most of our markets.

Noninterest Income and Expense

Noninterest income increased $302,000 for the three months ended September 30, 2018 compared to the same period in 2017. The increase in noninterest income is primarily due to higher wealth management income and a one-time gain on the foreclosure of other real estate owned. The higher wealth management income was primarily due to an increase in estate fees. Exclusive of realized securities gains, noninterest income was 19% higher in the third quarter of 2018 compared to the same period in 2017.

Noninterest expense increased $692,000 or 11% for the three months ended September 30, 2018 compared to the same period in 2017 primarily as a result of non-routine costs associated with the Acquisition of $340,000 and increases in salaries and employee benefits. This increase in salaries and benefits was primarily due to normal salary increases, additional personnel and changes in the Company’s paid time off benefits. The efficiency ratio was 54.8% for the third quarter of 2018 as compared to 52.4% in 2017.

Income Taxes

The provision for income taxes expense for the three months ended September 30, 2018 and 2017 was $1,201,000 and $1,730,000, respectively, representing an effective tax rate of 21% and 31%, respectively. The expected combined federal and state tax rate was 25% and 37% for the three months ended September 30, 2018 and 2017, respectively. The lower expected tax rate in 2018 is due to the enactment of the Tax Cut and Jobs Act Bill on December 22, 2017. The lower than expected effective tax rate for both periods is primarily due to tax-exempt interest income.

Income Statement Review for the Nine Months ended September 30, 2018 and 2017

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2018 and 2017:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$73,973	$2,766	4.99%	$77,471	$2,613	4.50%
Agricultural	69,500	3,023	5.80%	69,093	2,703	5.22%
Real estate	639,563	21,290	4.44%	612,845	19,620	4.27%
Consumer and other	9,096	364	5.33%	11,121	411	4.92%

Total loans (including fees)	792,132	27,443	4.62%	770,530	25,347	4.39%

Investment securities
Taxable	268,284	4,639	2.31%	271,913	4,637	2.27%
Tax-exempt 2	218,392	4,368	2.67%	241,160	5,875	3.25%
Total investment securities	486,676	9,007	2.47%	513,073	10,512	2.73%

Interest bearing deposits with banks and federal funds sold	46,009	721	2.09%	36,633	365	1.33%

Total interest-earning assets	1,324,817	$37,171	3.74%	1,320,236	$36,224	3.66%

Noninterest-earning assets	40,619			49,268

TOTAL ASSETS	$1,365,436			$1,369,504

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate for the nine months ended September 30, 2018 and 2017 of 21% and 35%, respectively.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Nine Months Ended September 30,

	2018			2017

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$733,072	$3,009	0.55%	$717,946	$1,819	0.34%
Time deposits	195,217	1,727	1.18%	198,602	1,385	0.93%
Total deposits	928,289	4,736	0.68%	916,548	3,204	0.47%
Other borrowed funds	49,563	534	1.44%	75,662	863	1.52%

Total Interest-bearing liabilities	977,852	5,270	0.72%	992,210	4,067	0.55%

Noninterest-bearing liabilities
Demand deposits	211,120			200,020
Other liabilities	8,141			7,319

Stockholders' equity	168,323			169,955

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,365,437			$1,369,504

Net interest income		$31,900	3.21%		$32,157	3.25%

Spread Analysis
Interest income/average assets	$37,171	3.63%		$36,224	3.53%
Interest expense/average assets	$5,270	0.51%		$4,067	0.40%
Net interest income/average assets	$31,900	3.12%		$32,157	3.13%

Net Interest Income

For the nine months ended September 30, 2018 and 2017, the Company's net interest margin adjusted for tax exempt income was 3.21% and 3.25%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2018 totaled $30,983,000 compared to $30,100,000 for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, interest income increased $2,086,000, or 6%, when compared to the same period in 2017. The increase from 2017 was primarily attributable to increased loan rates and recognition of nonaccrual loan interest income on loans. Nonaccrual interest income recognized in the nine months ended September 30, 2018 and 2017 was $289,000. Loan interest rates increased in conjunction with general market interest rates, as the Federal Reserve Bank increased short term interest rate targets by 1.00% since September 30, 2017.

Interest expense increased $1,203,000, or 30%, for the nine months ended September 30, 2018 when compared to the same period in 2017. The higher interest expense for the period is primarily attributable to higher rates on deposits due to market interest rates and competitive pressures.

Provision for Loan Losses

The Company’s provision for loan losses was $193,000 and $1,222,000 for the nine months ended September 30, 2018 and 2017, respectively. An increase in the specific reserve on one loan credit and the growth in the loan portfolio was the primary factor for the provision for loan losses for the six months ended June 30, 2017, with no significant growth in the loan portfolio, excluding the Acquisition, for the six months ended June 30, 2018. Net loan charge-offs were $226,000 and $589,000 for the nine months ended September 30, 2018 and 2017, respectively. While the current provision for loan losses are not related to agricultural loans, the Iowa agricultural economy remains challenged as the result of the current low grain prices, potential tariff concerns on Iowa exports and excessive rainfall in a portion of our markets.

Noninterest Income and Expense

Noninterest income decreased $49,000 for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease in noninterest income is primarily due to lower security gains, offset in part by higher wealth management income and a gain on the foreclosure of other real estate owned. The higher wealth management income was primarily due to an increase in estate fees.   Exclusive of realized securities gains, noninterest income was 8% higher for the nine months ended September 30, 2018 as compared to the same period in 2017.

Noninterest expense increased $1,394,000 or 7% for the nine months ended September 30, 2018 compared to the same period in 2017 primarily as a result of non-routine costs associated with the Acquisition of $340,000 and increases in salaries and employee benefits. This increase in salaries and benefits was primarily due to normal salary increases, additional personnel and a one-time $1,000 bonus paid to full-time employees. The efficiency ratio was 55.7% for the nine months ended September 30, 2018 as compared to 53.2% in 2017.

Income Taxes

The provision for income taxes expense for the nine months ended September 30, 2018 and 2017 was $3,328,000 and $4,662,000, respectively, representing an effective tax rate of 21% and 30%, respectively. The expected combined federal and state tax rate was 25% and 37% for the nine months ended September 30, 2018 and 2017, respectively. The lower expected tax rate in 2018 is due to the enactment of the Tax Cut and Jobs Act Bill on December 22, 2017. The lower than expected effective tax rate for both periods is primarily due to tax-exempt interest income.

Balance Sheet Review

As of September 30, 2018, total assets were $1,448,252,000, a $73,193,000 increase compared to December 31, 2017. The increase in assets, primarily loans, and asset funding, primarily deposits, was mainly due to the Acquisition.

Investment Portfolio

The investment portfolio totaled $474,442,000 as of September 30, 2018, a decrease of $20,880,000 from the December 31, 2017 balance of $495,322,000. The decrease in securities available-for-sale is primarily due to payments and maturities of mortgage backed securities and municipals and higher unrealized loss in the investment portfolio as higher market interest rates caused a decline in the fair value of the investment portfolio. This decline was offset in part by the Acquisition and purchases of U.S. agency securities.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of September 30, 2018, gross unrealized losses of $9,345,000, are considered to be temporary in nature due to the interest rate environment of 2018 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At September 30, 2018, the Company’s investment securities portfolio included securities issued by 272 government municipalities and agencies located within 19 states with a fair value of $221.9 million. At December 31, 2017, the Company’s investment securities portfolio included securities issued by 272 government municipalities and agencies located within 25 states with a fair value of $261.6 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of September 30, 2018 was $3.7 million (approximately 2.0% of the fair value of the governmental municipalities and agencies) represented by the West Des Moines, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of September 30, 2018 and December 31, 2017 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2018		2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$59,668	$58,816	$56,029	$55,829
Texas	11,475	11,353	12,141	12,174
Pennsylvania	9,729	9,637	8,719	8,745
Washington	6,934	6,702	7,017	6,900
Other (2018: 12 states; 2017: 17 states)	18,743	18,742	22,023	22,228

Total general obligation bonds	$106,549	$105,250	$105,929	$105,876

Revenue bonds:
Iowa	$108,389	$107,210	$122,044	$122,140
Other (2018: 9 states; 2017: 9 states)	9,576	9,470	9,376	9,397

Total revenue bonds	$117,965	$116,680	$131,420	$131,537

Total obligations of states and political subdivisions	$224,514	$221,930	$237,349	$237,413

As of September 30, 2018 and December 31, 2017, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 5 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2018		2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$60,506	$60,111	$74,631	$74,973
Water	14,574	14,252	12,763	12,611
College and universities, primarily dormitory revenues	8,619	8,545	10,452	10,443
Leases	9,541	9,381	9,383	9,331
Electric	8,541	8,484	7,382	7,416
Other	16,184	15,907	16,809	16,763

Total revenue bonds by revenue source	$117,965	$116,680	$131,420	$131,537

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $859,830,000, $771,550,000 and $764,229,000 as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively. Loan demand has moderated since year end. The increase in the loan portfolio is primarily due to the Acquisition.

Deposits

Deposits totaled $1,215,761,000, $1,134,391,000 and $1,114,538,000 as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively. The increase in deposits since December 31, 2017 was primarily due to the Acquisition.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $48,859,000 as of September 30, 2018, an increase of $11,434,000, or 31%, from the December 31, 2017 balance of $37,425,000. The increase was due primarily to an increase in the balances of two existing customers.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on September 30, 2018 totaled $859,830,000 compared to $771,550,000 as of December 31, 2017. Net loans comprise 59% of total assets as of September 30, 2018. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.42% at September 30, 2018, as compared to 0.62% at December 31, 2017 and 0.62% at September 30, 2017. The Company’s level of problem loans as a percentage of total loans at September 30, 2018 of 0.42% is slightly lower than the Company’s peer group (329 bank holding companies with assets of $1 billion to $3 billion) of 0.64% as of June 30, 2018.

Impaired loans, net of specific reserves, totaled $3,041,000 as of September 30, 2018 and have decreased $958,000 as compared to the impaired loans of $3,999,000 as of December 31, 2017.

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

The Company had TDRs of $2,716,000 as of September 30, 2018, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $2,984,000 as of December 31, 2017, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. An $80,000 specific reserve was established in the nine months ended September 30, 2018 on a TDR loan. The Company had $12,000 of charge-offs related to TDRs for the nine months ended September 30, 2018. A $530,000 specific reserve was established in the nine months ended September 30, 2017 on a TDR loan. The Company had $12,000 and $257,000 of net charge-offs related to TDRs for the nine months ended September 30, 2018 and 2017, respectively.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on non-accrual. As of September 30, 2018, non-accrual loans totaled $3,639,000 and there were no loans past due 90 days and still accruing. This compares to non-accrual loans of $4,810,000 and loans past due 90 days and still accruing totaled $18,000 as of December 31, 2017. Other real estate owned totaled $730,000 and $386,000 as of September 30, 2018 and December 31, 2017, respectively.

The agricultural real estate and agricultural operating loan portfolio classifications remain elevated as a result of lower grain prices. The watch and special mention loans in these categories totaled $44,354,000 as of September 30, 2018 as compared to $42,754,000 as of December 31, 2017. The substandard loans in these categories totaled $9,761,000 as of September 30, 2018 as compared to $2,725,000 as of December 31, 2017. The Iowa agricultural economy remains challenged as the result of the current low grain prices, potential tariff concerns on Iowa exports and excessive rainfall in most of our markets.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2018 was 1.30%, as compared to 1.45% at December 31, 2017. The decrease in the percentage of allowance for loan losses to gross loans can be primarily attributed to the Acquisition. The purchased loan portfolio is initially recorded without an allowance for loan loss, as the credit risk is reflected in the fair value of loans on the acquisition date. The allowance for loan losses totaled $11,288,000 and $11,321,000 as of September 30, 2018 and December 31, 2017, respectively. Net charge-offs of loans totaled $226,000 and $589,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of September 30, 2018 and December 31, 2017 totaled $63,367,000 and $69,420,000, respectively, and provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of September 30, 2018 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $187,592,000, with $8,400,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $108,917,000, with no outstanding federal fund purchase balances as of September 30, 2018. The Company had securities sold under agreements to repurchase totaling $48,859,000 as of September 30, 2018.

Total investments as of September 30, 2018 were $474,442,000 compared to $495,322,000 as of December 31, 2017. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of September 30, 2018.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2018 totaled $15,471,000 compared to $13,553,000 for the nine months ended September 30, 2017. The increase in the net cash provided by operating activities was $1,918,000. This increase was primarily due to an increase in net income of $1,802,000.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2018 was $9,570,000 compared to $(4,184,000) for the nine months ended September 30, 2017. The increase of $13,754,000 in cash provided by investing activities was primarily due to lower purchases of securities of $22,557,000 and a net decrease in the change in the interest bearing deposits in financial institutions of $10,197,000, offset in part by decreases in the proceeds from the sale of securities available-for-sale of $11,757,000 and cash paid, net of cash acquired used in the Acquisition of $13,443,000.

Net cash used in financing activities for the nine months ended September 30, 2018 totaled $26,120,000 compared to $15,759,000 for the nine months ended September 30, 2017. The increase in cash used in financing activities was $10,361,000. This increase was primarily due to an increase in repayments on FHLB of $23,500,000 and a net decrease in the change in deposits of $6,924,000, offset in part by a net increase in the change in the securities sold under agreements to repurchase of $21,771,000. As of September 30, 2018, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $8,790,000 and $7,655,000 for the nine months ended September 30, 2018 and 2017, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.23 per share in 2018 from $0.22 per share in 2017.

The Company, on an unconsolidated basis, has interest bearing deposits totaling $14,169,000 as of September 30, 2018 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of September 30, 2018 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2018 totaled $168,630,000 and was $2,123,000 lower than the $170,753,000 recorded as of December 31, 2017. The decrease in stockholders’ equity was primarily due to an increase in other comprehensive loss and dividends declared, offset in part by net income. The increase in other comprehensive loss is created by higher market interest rates compared to December 31, 2017, which resulted in lower fair values in the securities available-for-sale portfolio. At September 30, 2018 and December 31, 2017, stockholders’ equity as a percentage of total assets was 11.64% and 12.42%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of September 30, 2018.

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

In November, 2017, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of September 30, 2018, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2018.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2018 to July 31, 2018	-	$-	-	100,000

August 1, 2018 to August 31, 2018	-	$-	-	100,000

September 1, 2018 to September 30, 2018	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

2	Stock purchase agreement (incorporated by reference to Exhibit 2 to the Form 10-Q filed on May 8, 2018).
2.1	Agreement and Plan of Merger
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: November 6, 2018	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President

By: /s/ John L. Pierschbacher

John L. Pierschbacher. Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description
2	Stock purchase agreement (incorporated by reference to Exhibit 2 to the Form 10-Q filed on May 8, 2018).
2.1	Agreement and Plan of Merger
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

(1)     These interactive date files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.