Form 10-K
period 2018-12-31
AMES NATIONAL CORP
filed 2019-03-12
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

---------

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018.	Commission File Number 0-32637.

---------

AMES NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 5TH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes__    No_X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__    No _____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer____    Accelerated filer _X__    Non-accelerated filer ____    Smaller reporting company _X__   Emerging growth company____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _   No _X_

As of June 30, 2018, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $282,319,086. Shares of common stock beneficially owned by each executive officer and director of the Company have been excluded on the basis that such persons may be deemed to be an affiliate of the registrant. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the registrant’s common stock on February 28, 2019, was 9,242,822.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on or about March 14, 2019, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100% of the stock of five banking subsidiaries consisting of two national banks and three state-chartered banks, as described below. All of the Company’s operations are conducted in the State of Iowa and primarily within the central, north-central and south-central Iowa counties of Boone, Clarke, Hancock, Marshall, Polk and Story where the Company’s banking subsidiaries are located. The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries and the management of its own investment and loan portfolios. The principal executive offices of the Company are located at 405 5th Street, Ames, Iowa 50010. The Company’s telephone number is (515) 232-6251 and website address is www.amesnational.com.

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

Banking Subsidiaries

First National Bank, Ames, Iowa. First National is a nationally-chartered, commercial bank insured by the FDIC. It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company. In 2014, First National completed the purchase of a bank with offices in West Des Moines and Johnston, Iowa. In 2018, First National completed the purchase of a bank with offices located in Osceola and Murray, Iowa (the “Clarke County Acquisition”). First National provides full-service banking to businesses and residents within the Ames community through its three Ames offices; the Greater Des Moines area through its four offices located in Ankeny, Johnston, and West Des Moines; and South Central Iowa through its three offices in Osceola and Murray. It provides a variety of products and services designed to meet the needs of the markets it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships.

As of December 31, 2018, First National had capital of $79,037,000 and 138 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2018, 2017 and 2016 of approximately $9,036,000, $7,154,000 and $7,858,000, respectively. Total assets as of December 31, 2018, 2017 and 2016 were approximately $841,750,000, $756,222,000 and $755,296,000, respectively.

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

As of December 31, 2018, State Bank had capital of $18,367,000 and 19 full-time equivalent employees. State Bank had net income for the years ended December 31, 2018, 2017 and 2016 of approximately $2,526,000, $1,672,000 and $2,323,000, respectively. Total assets as of December 31, 2018, 2017 and 2016 were approximately $162,974,000, $158,988,000 and $160,739,000, respectively.

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

As of December 31, 2018, Boone Bank had capital of $14,108,000 and 22 full-time equivalent employees. Boone Bank had net income for the years ended December 31, 2018, 2017 and 2016 of approximately $1,655,000, $1,522,000 and $1,763,000, respectively. Total assets as of December 31, 2018, 2017 and 2016 were approximately $125,631,000, $134,278,000 and $133,837,000, respectively.

Reliance State Bank, Story City, Iowa. Reliance Bank is an Iowa, state-chartered, FDIC insured commercial bank. Reliance Bank was organized in 1928. Reliance Bank was acquired by the Company in 1995 through a stock transaction whereby the then shareholders of Reliance Bank exchanged all their Reliance Bank stock for stock in the Company. In 2012, Reliance Bank completed the purchase of a bank office of Liberty Bank, F.S.B. located in Garner, Iowa.   Reliance Bank provides full banking services to businesses and residents within the Story City and Garner communities and surrounding areas. While its primary emphasis is in agricultural lending, Reliance Bank also provides the traditional lending services typically offered by community banks. It conducts business from its main office located in Story City and full service office located in Garner.

As of December 31, 2018, Reliance Bank had capital of $30,221,000 and 32 full-time equivalent employees. Reliance Bank had net income for the years ended December 31, 2018, 2017 and 2016 of approximately $3,095,000, $2,515,000 and $2,779,000, respectively. Total assets as of December 31, 2018, 2017 and 2016 were approximately $226,265,000, $220,385,000 and $222,664,000, respectively.

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

As of December 31, 2018, United Bank had capital of $13,780,000 and 20 full-time equivalent employees. United Bank had net income for the years ended December 31, 2018, 2017 and 2016 of approximately $1,082,000, $1,033,000 and $1,271,000, respectively. Total assets as of December 31, 2018, 2017 and 2016 were approximately $108,222,000, $107,848,000 and $111,226,000, respectively.

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

The Banks provide innovative, quality financial services, such as: Online Management, Mobile Banking, Private Banking and Wealth Management that meet the evolving banking needs of their customers and communities. The loan programs and acceptance of certain loans may vary from time-to-time depending on the funds available and regulations governing the banking industry. The Banks offer all basic types of credit to their local communities and surrounding rural areas, including commercial, agricultural and consumer loans. The types of loans within these categories are as follows:

Commercial Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations, limited liability companies and other business entities including municipalities where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and often times involve personal guarantees given by the owners of the business. Approximately 53% of the loan portfolio consists of loans made for commercial purposes.

The types of loans the Banks offer include:

●	operating and working capital loans
●	loans to finance equipment and other capital purchases
●	commercial real estate loans
●	business lines of credit
●	term loans
●	loans to professionals
●	financing guaranteed under Small Business Administration programs
●	letters of credit

Agricultural Loans. The Banks, by virtue of their location in central, north-central and south-central Iowa, are directly and indirectly involved in agriculture and agri-business lending. This includes short-term seasonal lending associated with cyclical crop and livestock production, intermediate term lending for machinery, equipment and breeding stock acquisition and long-term real estate lending. These loans are typically secured by the crops, livestock, equipment or real estate being financed. The basic tenets of the Banks' agricultural lending philosophy are strong, positive cash flows, adequate collateral positions, and sufficient liquidity to withstand short-term negative impacts if necessary. Applicable governmental subsidies and affiliated programs are utilized if warranted to accomplish these parameters. Approximately 21% of the loan portfolio consists of loans made for agricultural purposes.

Consumer Loans. Consumer loans are typically available to finance home improvements and consumer purchases, such as automobiles, household furnishings and boats. These loans are made on both a secured and an unsecured basis. Approximately 2% of the loan portfolio consists of loans made for consumer purposes. The following types of consumer loans are available:

●	automobiles and trucks
●	boats and recreational vehicles
●	personal loans and lines of credit
●	home equity lines of credit
●	home improvement and rehabilitation loans
●	consumer real estate loans

Other types of credit programs, such as loans to nonprofit organizations, to public entities, for community development and to other governmental programs also are available.

First National, Boone Bank, State Bank and United Bank offer wealth management services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts and agency accounts. Assets under management amount to $271.7 million and $222.8 million as of December 31, 2018 and 2017, respectively. The Banks also provide farm management, investment and custodial services for individuals, businesses and non-profit organizations.

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

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios of not to exceed 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination. Fully amortized monthly repayment terms normally do not exceed twenty five years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 55% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is heavily dependent on commodity prices, weather conditions, government programs and trade policies.

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

Commercial and Agricultural Term Loans – These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Terms are generally the lesser of five years or the useful life of the asset. Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan to value is generally 75% of the cost or value of the assets. Loans are normally guaranteed by the principal(s). Commercial and agricultural operating and term loans represent approximately 19% of the loan portfolio.

Residential First Mortgage Loans – Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have fixed rates of up to fifteen years. The maximum amortization of first mortgage residential real estate loans is 30 years. The loan-to-value ratios normally do not exceed 90% without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks’ collateral position. Loans secured by one to four family residential properties, home equity term loans and home equity lines of credit represent approximately 19% of the loan portfolio.

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

Employees

At December 31, 2018, the Banks had a total of 231 full-time equivalent employees and the Company had an additional 14 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical, vision and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

Market Area

The Company operates five commercial banks with locations in Boone, Clarke, Hancock, Marshall, Polk and Story Counties in central, north-central and south-central Iowa that all offer a full line of business and consumer loan and retail and commercial deposit services. All banks, but Reliance State, offer trust services, which include wealth management services.

First National is headquartered in Ames, Iowa with a population of 65,005. The major employers are Iowa State University, National Center for Animal Health, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Danfoss and McFarland Clinic. First National maintains four offices in the Des Moines metro area with a population of approximately 682,000. The major employers in the Des Moines metro market are State of Iowa, Principal Financial Group, Wells Fargo, UnityPoint Health, Mercy Medical Center, Nationwide Insurance, Corteva Agriscience, Hy-Vee Food Corp and John Deere.  First National maintains three offices in Clarke County Iowa with a population of approximately 9,309. Osceola is the county seat of Clarke county. The major employers in Clarke County are Hormel Foods, Miller Products Co., SIMCO Drilling Equipment, Inc., Clarke County Hospital, Paul Mueller Company and Boyt Harness Company. First National has a small exposure to agricultural lending.

Boone Bank is located in Boone, Iowa with a population of 12,538. Boone is the county seat of Boone County. The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and Communication Data Services. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 6,790. Nevada is the county seat of Story County. The major employers are Story County Medical Center, Mid-American Manufacturing, Mid-States Millwright & Builders, Inc., Burke Corporation and Almaco. State Bank provides various types of loans with a major agricultural presence.

Reliance Bank is headquartered in Story City, Iowa with a population of 3,412.  The major employers in the Story City area are Bethany Manor, American Packaging, M.H. Eby, Inc. and Record Printing.  The Bank also maintains an office in Garner, Iowa with a population of 3,080.  Garner is the county seat of Hancock County. The major employers in the Garner area are Iowa Mold & Tooling and Stellar Industries.  All locations are in agricultural areas and the Bank has a strong presence in this type of lending.

United Bank is located in Marshalltown, Iowa with a population of 27,440. The major employers are Iowa Veterans Home, Marshalltown School District, JBS Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and UnityPoint Health. Marshalltown is the county seat of Marshall County. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans, automobile financing and real estate loans.

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

As of December 31, 2018, there were 46 FDIC insured institutions having approximately 110 locations within Boone, Clarke, Hancock, Marshall, Polk and Story County, Iowa where the Banks' offices are located. First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County.

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

The Company and the Banks are subject to extensive federal and state regulation and supervision. Regulation and supervision of financial institutions is primarily intended to protect depositors and the FDIC rather than shareholders of the Company. The laws and regulations affecting banks and bank holding companies have changed significantly over recent years. There is reason to expect that similar changes may continue in the future. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of the Company. The Company is unable to predict the nature or the extent of the effects on its business and earnings that any fiscal or monetary policies or new federal or state legislation may have in the future.

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

Source of Strength to the Banks. The Federal Reserve takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's position that in serving as a source of strength to its subsidiary banks, bank holding companies should use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. It should also maintain the financial flexibility and capital raising capacity to obtain additional resources for providing assistance to its subsidiary banks. A bank holding company's failure to meet its obligation or to serve as a source of strength to its subsidiary banks, will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice, or a violation of the Federal Reserve's regulations, or both.

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

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with applicable risk-based capital level requirements as of December 31, 2018.

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

As of December 31, 2018, the Banks exceeded all of their regulatory capital requirements and were designated as “well-capitalized” under federal guidelines. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements under prompt corrective action. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized." Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2018, each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

Reserves Against Deposits

The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% must be maintained against total transaction accounts of $122,300,000 or less (subject to an exemption not in excess of the first $16,000,000 of transaction accounts). A reserve of $3,189,000 plus 10% of amounts in excess of $122,300,000 must be maintained in the event total transaction accounts exceed $122,300,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

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

The Company will provide a paper copy of these reports free of charge upon written or telephonic request directed to John L. Pierschbacher, CFO, 405 5th Street, Ames, Iowa 50010 or (515) 232-6251 or by email request at info@amesnational.com. The information found on the Company’s website is not part of this or any other report the Company files with the SEC.

Executive Officers of Company and Banks

The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Each executive officer has served in his current position for the past five years with the exception of John P. Nelson and John L. Pierschbacher. Mr. Nelson was appointed president and chief executive officer of the Company on June 29, 2018. Mr. Pierschbacher was appointed chief financial officer of the Company on June 29, 2018.

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	56	President and Director of First National.
Kevin G. Deardorff	64	Vice President & Technology Director of the Company.
Curtis A. Hoff	56	President and Director of United Bank.
Stephen C. McGill	64	President and Director of State Bank.
John P. Nelson	52	Chief Executive Officer, President and Director of the Company. Director and Chairman of Boone Bank, Reliance Bank, State Bank and United Bank and Director of First National.
John L. Pierschbacher	59	Chief Financial Officer and Director of the Company.
Jeffrey K. Putzier	57	President and Director of Boone Bank.
Richard J. Schreier	51	President and Director of Reliance Bank.

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

Our earnings and financial condition are affected by general business, economic and political conditions. For example, a depressed economic environment increases the likelihood of lower employment levels and recession, which could adversely affect our earnings and financial condition. General business and economic conditions that could affect us include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets and the strength of the national and local economies in which we operate. Political conditions can also affect our earnings through the introduction of new regulatory schemes, changes in tax laws and changes in trade policies.

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

Economic conditions in our market, the state of Iowa, and the United States have generally improved during the last several years. There can be no assurance, however, that this improvement will continue or occur at a meaningful rate. In particular, Company management is seeing weakness in the Iowa agricultural economy as a result of the current low grain prices; however, favorable yields in 2018 are generally providing break even cash flows for most of the Company’s agricultural borrowers. Stagnant or declining economic conditions, including within the agricultural sector, could materially and adversely affect our results of operations and financial condition.

Fair values of investments in the Company’s securities portfolio may adversely change.

As of December 31, 2018, the fair value of our securities portfolio was approximately $459.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, an unfavorable change in the liquidity of an investment, rating agency downgrades of the securities, reinvestment risk, liquidity risk, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause us to recognize an other than temporary impairment (OTTI) in future periods and result in realized losses that negatively impact earnings. The success of any investment activity is affected by general economic conditions. Unexpected volatility or illiquidity in the markets in which we hold securities could reduce our liquidity and stockholders' equity. To mitigate these risks, we have access to lines of credit that provide additional liquidity, if needed.

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

The Company’s business depends on our ability to successfully manage credit risk.

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

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2018. The market value of real estate securing these loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Short-term federal funds interest rates have risen 1.00% in 2018, while intermediate and longer term rates have increased approximately 0.25% during the same period in 2018. This increase in short-term rates has negatively impacted the Company’s net interest margin as interest expense increases more quickly than interest income. Our earning assets (primarily our loan and investment portfolio) have longer maturities than our interest bearing liabilities (primarily our deposits and other borrowings). Therefore, in a rising interest rate environment, interest expense will increase more quickly than interest income, as the interest bearing liabilities reprice more quickly than earning assets, placing downward pressure on the net interest margin. A reduction in the net interest margin could negatively affect our results of operations, including earnings. In response to this challenge, we model quarterly the changes in income that would result from various changes in interest rates. Management believes our earning assets have the appropriate maturity and repricing characteristics to optimize earnings and interest rate risk positions.

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

The Company may not be able to attract and retain key personnel and other skilled employees.

Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. None of our executive officers have employment agreements in keeping with the past practice of the Company and the Banks. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is considerable, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of commercial and agricultural banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations. The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

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

In addition, there have also been a number of cases where financial institutions have been the victim of fraud related to unauthorized wire and automated clearinghouse transactions.  The facts and circumstances of each case vary but generally involve criminals posing as customers (i.e., stealing bank customers’ identities) to transfer funds out of the institution quickly in an effort to place the funds beyond recovery prior to detection.  Although we have policies and procedures in place to verify the authenticity of our customers and prevent identity theft, we can provide no assurances that these policies and procedures will prevent all fraudulent transfers.  In addition, although we have safeguards in place, it is possible that our computer systems could be infiltrated by hackers or other intruders resulting in loss, destruction or misuse of our data or confidential information about our customers.  We can provide no assurances that these safeguards will prevent all unauthorized infiltrations or breaches.  Identity theft, successful unauthorized intrusions and similar unauthorized conduct could result in reputational damage and financial losses to the Company.

An impairment charge of goodwill or other intangibles could have a material adverse impact on the Company’s results of operations and financial condition.

Because the Company has grown in part through acquisitions, goodwill and intangible assets are included in the consolidated assets. Goodwill and intangible assets were $12.4 million as of December 31, 2018.  Under generally accepted accounting principles (“GAAP”), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

Loans to agricultural-related borrowers are subject to factors beyond the Company’s control, including fluctuations in commodity and livestock prices, government trade policies and other risks, which could negatively impact the Company’s loan portfolio.

A significant portion of our loan portfolio consists of loans to borrowers who are directly or indirectly affected by the health of the Iowa agricultural economy. During 2017 and 2018, the agricultural economy has experienced historically low grain prices which have placed downward pressure on cash flow and profits from agricultural activities. An extended period of low commodity and/or livestock prices, together with other risks to which our agricultural borrowers are subject, including poor weather conditions, higher input costs and changes in governmental support programs, could result in reduced cash flows and profit margins, negatively affecting these borrowers and making it more difficult for them to repay their loan obligations to us. Moreover, recent changes in the U.S. trade policy, including the imposition of tariffs and retaliatory tariffs in response, together with currently proposed tariffs, on products that our agricultural borrowers export to foreign market could result in further volatility and deterioration of the price of agricultural products, providing further challenges and risk to our portfolio of agricultural loans. A general decline in the agricultural economy could also negatively affect us by reducing the value of agricultural real estate which secures some of our agricultural loans, creating the potential for greater losses if these borrowers are unable to repay their loans and we are forced to rely on this collateral. Moreover, a general decline in the agricultural economy could also negatively impact some of our commercial borrowers whose businesses are directly or indirectly dependent on the health of the agricultural economy. All of these risks, which are beyond our control, could produce losses in our loan portfolio and adversely affect our financial condition or results of operations.

Changes in accounting policies or accounting standards, or changes in how accounting standards are interpreted or applied, could materially affect how the Company reports its results of operations and financial condition.

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

Our operations are concentrated primarily in central, north-central and south-central Iowa. As a result of this geographic concentration, our results of operations may correlate to the economic conditions in this area. Any deterioration in economic conditions in central, north-central or south-central Iowa, particularly in the industries on which the area depends (including agriculture which, in turn, is dependent upon commodity prices, weather conditions, trade policies and government support programs), may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our financial condition and results of operations.

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

Damage to the Company’s reputation could adversely affect its business.

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

The Company’s accounting policies and methods may require management to make estimates about matters that are inherently uncertain.

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

The Company may be adversely affected by risks associated with completed and potential acquisitions.

We have in the past, and may in the future, acquire other financial institutions or bank offices when we believe such acquisition support our business strategy. Acquisitions involve many risks including: (i) incurring time and expense associated with identifying, evaluating and negotiating potential acquisitions, resulting in management’s attention being diverted from operation of our existing business, (ii) the risk that the acquired business will not perform to our expectations, including a failure to realize anticipated synergies or costs savings (iii) entering markets in which we have limited or no direct prior experience, and (iv) the potential loss of key employees or customers of the acquired business. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connections with acquisitions we may undertake.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's office is housed in the main office of First National located at 405 5th Street, Ames, Iowa and occupies approximately 4,200 square feet. There is a lease agreement between the Company and First National. The main office owned by First National, consists of approximately 45,000 square feet. In addition to its main office, First National conducts its business through nine full-service offices, the West Ames office, North Grand office, Ankeny office, West Glen office, Valley Junction office, Johnston office, Downtown Osceola office, Jeffreys office and Murray office. The West Ames office is located in Ames, Iowa and consists of approximately 1,800 square feet. The North Grand office is located in Ames, Iowa and consists of approximately 3,700 square feet. The office in Ankeny, Iowa occupies approximately 14,000 square feet, of which approximately 3,000 square feet is leased to four tenants for business purposes. The West Glenn office is located in West Des Moines, Iowa and occupies approximately 12,500 square feet and is leased from the Company. The West Glen office leases approximately 2,000 square feet to one tenant. The Valley Junction office is located in West Des Moines, Iowa and consists of approximately 2,600 square feet. The Johnston office is leased and consists of 3,800 square feet. The Downtown Osceola, Iowa office occupies approximately 9,800 square feet. The Jeffreys office is located in Osceola, Iowa and consists of approximately 2,500 square feet. The Murray office is located in Murray, Iowa and consists of approximately 1,300 square feet. All of the properties owned by the Company and First National are free of any mortgages.

State Bank conducts its business from its main office located at 1025 Sixth Street, Nevada, Iowa. This property is owned by State Bank free of any mortgage.

Boone Bank conducts its business from its main office located at 716 Eighth Street, Boone, Iowa and from one additional office also located in Boone, Iowa. All properties are owned by Boone Bank free of any mortgage.

Reliance Bank conducts its business from its main office located at 606 Broad Street, Story City, Iowa. Approximately 11,400 square feet of the Story City office is leased to eleven individual tenants and two commercial tenants. Reliance also has a full service office located in Garner, Iowa. All properties are owned by Reliance Bank free of any mortgage.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 28, 2019, the Company had approximately 439 shareholders of record and approximately 1,695 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”. Trading in the Company’s common stock is, however, relatively limited. The closing price of the Company’s common stock was $27.83 on February 28, 2019.

The Company declared aggregate annual cash dividends in 2018 and 2017 of approximately $10,890,000 and $8,194,000, respectively, or $1.17 per share in 2018 and $0.88 per share in 2017. In February 2019, the Company declared a quarterly cash dividend of approximately $2,218,000 or $0.24 per share.

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

In November, 2018, the Board of Directors approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in November, 2017) that expired in November, 2018. The Company purchased 17,608 shares in 2018 and none in 2017 under the Stock Repurchase Plans that were in effect during 2018 and 2017.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2018.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2018 to October 31, 2018 (1)	-	$-	-	100,000

November 1, 2018 to November 30, 2018 (1) and (2)	-	$-	-	100,000

December 1, 2018 to December 31, 2018 (2)	17,608	$25.68	17,608	82,392

Total	17,608		17,608

(1) The Stock Repurchase Plan adopted in November, 2017 expired in November, 2018 and no shares remain available for purchase under this plan as a result of the expiration. No purchases were made under this plan during October or November, 2018.

(2) A successor Stock Repurchase Plan was approved and became effective on November 8, 2018 and authorized the purchase of up to 100,000 shares. This plan is scheduled to expire on November 13, 2019. 17,608 shares were purchased under this plan during December, 2018.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2014 through 2018 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Selected Financial Data
	Years Ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014

STATEMENT OF INCOME DATA
Interest income	$49,727	$45,794	$44,046	$43,150	$40,964
Interest expense	7,603	5,581	4,135	4,185	4,547

Net interest income	42,124	40,213	39,911	38,965	36,417
Provision for loan losses	639	1,520	524	1,099	429

Net interest income after provision for loan losses	41,485	38,693	39,387	37,866	35,988
Noninterest income	7,901	7,993	8,088	8,267	9,252
Noninterest expense	27,966	25,405	24,935	25,312	24,373

Income before provision for income tax	21,420	21,281	22,540	20,821	20,867
Provision for income tax	4,406	7,584	6,805	5,806	5,616

Net income	$17,014	$13,697	$15,735	$15,015	$15,251

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$10,890	$8,194	$7,821	$7,449	$6,704
Cash dividends declared per share	$1.17	$0.88	$0.84	$0.80	$0.72
Basic and diluted earnings per share	$1.83	$1.47	$1.69	$1.61	$1.64
Weighted average shares outstanding	9,309,649	9,310,913	9,310,913	9,310,913	9,310,913

BALANCE SHEET DATA
Total assets	$1,455,687	$1,375,060	$1,366,453	$1,326,747	$1,301,031
Net loans	890,461	771,550	752,182	701,328	658,441
Deposits	1,221,084	1,134,391	1,109,409	1,074,193	1,052,123
Stockholders' equity	172,865	170,753	165,105	161,250	154,674
Equity to assets ratio	11.88%	12.42%	12.08%	12.15%	11.89%

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$17,014	$13,697	$15,735	$15,015	$15,251
Average assets	1,384,740	1,368,680	1,330,906	1,325,321	1,263,382
Average stockholders' equity	168,703	170,762	167,750	159,047	151,211

Return on assets (net income divided by average assets)	1.23%	1.00%	1.18%	1.13%	1.21%
Return on equity (net income divided by average equity)	10.09%	8.02%	9.38%	9.44%	10.09%
Net interest margin (net interest income divided by average earning assets) *	3.23%	3.25%	3.36%	3.33%	3.31%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	55.90%	52.70%	51.95%	53.59%	53.37%
Dividend payout ratio (dividends per share divided by net income per share)	63.93%	59.86%	49.70%	49.69%	43.90%
Dividend yield (dividends per share divided by closing year-end market price)	4.60%	3.16%	2.55%	3.29%	2.78%
Equity to assets ratio (average equity divided by average assets)	12.18%	12.48%	12.60%	12.00%	11.97%

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and wealth management services. Some Banks also offer investment services through a third-party broker-dealer. The Company employs 13 individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems, training and the coordination of management activities, in addition to 231 full-time equivalent individuals employed by the Banks.

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

The Company reported net income of $17,014,000 for the year ended December 31, 2018 compared to $13,697,000 for the year ended December 31, 2017. This represents an increase in net income of 24% when comparing 2018 with 2017. The improvement in earnings in 2018 from 2017 is primarily the result of improved loan interest income and decreased income tax expense, offset in part by elevated deposit interest expense and higher salary and employee benefits. Earnings per share for 2018 were $1.83 compared to $1.47 in 2017. All five Banks demonstrated profitable operations during 2018 and 2017.

The Company’s return on average equity for 2018 was 10.09% compared to 8.02% in 2017, and the return on average assets for 2018 was 1.23% compared to 1.00% in 2017. The increase in return on average equity and return on average assets when comparing 2018 to 2017 was primarily a result of higher net income. The increase in return on average equity and return on average assets when comparing 2018 to 2017 was primarily a result of higher net income.

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

●

The agricultural community is subject to commodity price fluctuations.  Extended periods of low commodity prices, higher input costs or poor weather conditions could result in reduced profit margins, reducing demand for goods and services provided by agriculture-related businesses, which, in turn, could affect other businesses in the Company’s market area. Moreover, the recent changes in U.S. trade policy, including the imposition of tariffs by the U.S. government and retaliatory tariffs imposed in response by foreign governments, could create further volatility for commodities prices as the volume of exports of agricultural products to these foreign markets could be adversely impacted. Any combination of these factors could produce losses within the Company's agricultural loan portfolio and in the commercial loan portfolio with respect to borrowers whose businesses are directly or indirectly impacted by the health of the agricultural economy.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 5,406 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Years Ended December 31,
	2018		2017		2016
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.23%	1.35%	1.00%	0.97%	1.18%	1.04%

Return on equity	10.09%	11.98%	8.02%	8.64%	9.38%	9.32%

Net interest margin	3.23%	3.40%	3.25%	3.25%	3.36%	3.13%

Efficiency ratio	55.90%	56.27%	52.70%	57.94%	51.95%	58.28%

Capital ratio	12.18%	9.70%	12.48%	9.62%	12.60%	9.48%

Key performance indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company’s return on assets ratio is lower than that of the industry, primarily as a result of the Company’s net interest margin being lower than the industry.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company’s return on equity ratio is lower than the industry primarily as a result of the Company’s higher capital ratio and lower net interest margin as compared to the industry.

●	Net Interest Margin

This ratio is calculated by dividing net interest income by average earning assets. Earning assets consist primarily of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings. The Company’s net interest margin is in line with the industry net interest margin.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio is slightly lower than the industry average.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2018

Net Income Rises $33.8 Billion Over Fourth Quarter 2017 to $59.1 Billion

The 5,406 FDIC-insured commercial banks and savings institutions reported quarterly net income of $59.1 billion in the fourth quarter, an increase of $33.8 billion (133.4%) from a year earlier. Improvement in quarterly net income was attributable to higher net operating revenue (the sum of net interest income and noninterest income) and lower income tax expenses. Assuming the effective tax rate before the new tax law, quarterly net income would have totaled an estimated $50.3 billion, up $7.9 billion (18.5%) from 12 months ago. The average return on assets was 1.33% for the quarter, up from 0.58% in fourth quarter 2017. The percentage of unprofitable banks in the fourth quarter declined to 6.5% from 16.6% a year ago.

Full-Year 2018 Net Income Grows to $236.7 Billion

Growth in net operating revenue (up $53.1 billion, or 7%), coupled with lower income tax expenses (down $36.9 billion, or 37.7%) and loan-loss provisions (down $1.1 billion, or 2.2%), lifted full-year 2018 net income to $236.7 billion, an improvement of $72.4 billion (44.1%) from 2017. Assuming the effective tax rate before the new tax law, full-year 2018 net income would have totaled an estimated $207.9 billion, compared with $183.1 billion in 2017. The average net interest margin (NIM) rose from 3.25% in 2017 to 3.40%, as average asset yields (up 43 basis points) exceeded average funding costs (up 28 basis points). The average return on assets for 2018 was 1.35%, up from 0.97% for 2017.

Net Interest Income Increases 8.1% From a Year Earlier

Quarterly net interest income rose to $140.2 billion, up $10.5 billion (8.1%) from a year earlier, owing to growth in interest-bearing assets and wider net interest margins (NIM). More than four out of five banks (82.6%) reported year-over-year increases in net interest income. NIM was 3.48% for the quarter, an improvement from the 3.31% margin reported a year ago, as average asset yields grew more rapidly than average funding costs. Banks with assets of $10 billion to $250 billion reported the largest annual increases in average asset yields (up 58 basis points) and average funding costs (up 40 basis points).

Loan-Loss Provisions Increase Modestly

Banks set aside $14 billion in loan-loss provisions during the fourth quarter, the highest level since fourth quarter 2012. Loan-loss provisions rose by $397.3 million (2.9%) from fourth quarter 2017, with close to 40% of all banks reporting increases. Loan-loss provisions as a% of net operating revenue declined from 8.3% at year-end 2017 to 8.2%.

Noninterest Income Expands From a Year Earlier

Noninterest income increased $1.6 billion (2.6%) from a year earlier, as all other noninterest income grew by $3.5 billion (11.9%) and net gains on sales of other assets rose by $393 million (120.3%). Despite the overall increase in noninterest income, trading revenue declined by $1.5 billion (25.9%) and servicing fees fell by $850.9 million (36.1%). Slightly more than half of all banks (53.6%) reported increases in noninterest income compared with the year-ago quarter.

Noninterest Expense Increases From Fourth Quarter 2017

Noninterest expense posted a modest increase of $194.9 million (0.2%) over the past 12 months. Increases in other noninterest expense (up $2.6 billion, or 5%) and salary and employee benefits (up $717 million, or 1.3%) were partially offset by a decline in premises and fixed asset expense (down $2.7 billion, or 22.5%). The average assets per employee increased from $8.4 million in fourth quarter 2017 to $8.7 million.

Net Charge-Offs Decline 4.6% From a Year Ago

Banks charged off $12.6 billion in uncollectable loans during the quarter, a decline of $ 605.9 million (4.6%) from a year ago. This marks the first time since third quarter 2015 that net charge-offs registered a year-over-year decline. Credit card balances registered the largest annual dollar increase in net-charge offs (up $347.7 million, or 4.4%), while commercial and industrial loans had the largest annual dollar decline (down $522.6 million, or 23.4%). The average net charge-off rate declined from 0.55% in fourth quarter 2017 to 0.50%.

Noncurrent Loan Rate Falls Below 1%

Noncurrent loan balances (90 days or more past due or in nonaccrual status) were $1 billion (1%) lower than the previous quarter. More than half of all banks (53.3%) reported lower noncurrent loan balances. The quarter-over-quarter decline was reflected in residential mortgages balances, which declined by $2 billion (4.4%), and commercial and industrial loan balances, which fell by $554.3 million (3.6%). Credit card balances continued to register the largest quarterly dollar increase, growing by $1.6 billion (13.8%). The average noncurrent rate was 0.99% during the current quarter, down 3 basis points from the previous quarter. This is the first time since second quarter 2007 that the noncurrent rate was below 1%.

Loan-Loss Reserves Increase From Third Quarter 2018

Loan-loss reserves totaled $124.7 billion at the end of the fourth quarter, an increase of $1 billion (0.8%) from third quarter 2018. The banking industry continued to build reserves, as loan-loss provisions of $14 billion exceeded net charge-offs of $12.6 billion. More than half of all banks (57.8%) reported a quarterly increase in loan-loss reserves. Banks that itemize their loan-loss reserves (banks with assets greater than $1 billion and representing 93% of total industry assets) reported higher reserves for credit card losses (up $997.4 million, or 2.5%) and lower reserves for residential real estate losses (down $556 million, or 4.4%). After declining for the past nine consecutive quarters, itemized reserves for losses on commercial loans reported quarterly growth of $409 million (1.3%).

Equity Capital Increases From the Third Quarter

Equity capital increased by $25.3 billion (1.3%) during the fourth quarter, led by accumulated other comprehensive income. Retained earnings rose by $70.8 billion (10.3%) from a year ago. Declared dividends in the fourth quarter totaled $52.7 billion, the highest level ever reported by the banking industry. At year-end 2018, 99.6% of all insured institutions, which account for 99.98% of total industry assets, met or exceeded the requirements for the well-capitalized category, as defined for Prompt Corrective Action purposes.

Total Assets Increase 1.5% During the Fourth Quarter

Total assets rose by $270.4 billion (1.5%) during the fourth quarter. Cash and balances due from depository institutions declined by $144.4 billion (7.9%) and total securities holdings grew by $93 billion (2.6%). U.S. Treasury securities increased $55.4 billion (11.2%) during the quarter, the largest quarterly dollar increase since fourth quarter 2014.

Total Loan and Lease Balances Rise 4.4% Over 12 Months

Total loan and lease balances were $213 billion (2.1%) higher compared with the previous quarter. All major loan categories registered quarterly increases. Commercial and industrial loans increased by $80.7 billion (3.9%), and consumer loans (including credit card balances) rose by $52.2 billion (3.1%). During the 12 months ended December 31, total loan and lease balances rose by $431.2 billion (4.4%), a slight increase from the 4% annual grow rate reported last quarter. All major loan categories reported year-over-year increases, led by commercial and industrial loans, which increased by $156.2 billion (7.8%), and consumer loans (including credit card balances), which rose by $64.9 billion (3.9%).

Deposits Increase 2.2% From the Previous Quarter

Total deposits increased by $292.6 billion (2.2%) from the third quarter, the largest quarterly dollar increase since fourth quarter 2012. Interest-bearing deposits grew by $296.5 billion (3.2%), while noninterest-bearing deposits fell by $ 5.4 billion (0.2%). Reliance on nondeposit liabilities declined by $47.5 billion (2.3%) from the previous quarter, as trade liabilities were reduced by $23.1 billion (8.9%) and other liabilities fell by $24.4 billion (6%).

The Number of Banks on the “Problem Bank List” Declines to 60

The number of banks on the FDIC’s “Problem Bank List” declined from 71 to 60 at year-end 2018, the fewest since first quarter 2007. Total assets of problem banks fell from $53.3 billion to $48.5 billion. During the fourth quarter, two new charters were added, 70 institutions were absorbed by mergers, and there were no bank failures. For full-year 2018, eight new charters were added, 259 institutions were absorbed by mergers, and there were no bank failures.

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

Goodwill

Goodwill arose in connection with acquisitions in 2018, 2014 and 2012. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At December 31, 2018, Company’s management has completed the goodwill impairment analysis and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

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

Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:

	2018	2017

Net interest income (GAAP)	$42,124	$40,213
Tax-equivalent adjustment (1)	1,218	2,700
Net interest income on an FTE basis (non-GAAP)	43,342	42,913
Average interest-earning assets	$1,341,763	$1,319,362
Net interest margin on an FTE basis (non-GAAP)	3.23%	3.25%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the year ended December 31, 2018 and 35 percent for the year ended December 31, 2017, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the last two years.

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

ASSETS
	2018			2017

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-earning assets
Loans (1)
Commercial	$75,966	$3,876	5.10%	$75,997	$3,477	4.58%
Agricultural	72,005	4,278	5.94%	68,382	3,599	5.26%
Real estate	655,232	29,288	4.47%	616,821	26,427	4.28%
Consumer and other	10,998	572	5.20%	10,968	545	4.97%

Total loans (including fees)	814,201	38,014	4.67%	772,168	34,048	4.41%

Investment securities
Taxable	266,725	6,188	2.32%	269,212	6,130	2.28%
Tax-exempt (2)	217,486	5,801	2.67%	237,938	7,716	3.24%

Total investment securities	484,211	11,989	2.48%	507,150	13,846	2.73%

Other interest earning assets	43,351	942	2.17%	40,044	601	1.50%

Total interest-earning assets	1,341,763	$50,945	3.80%	1,319,362	$48,495	3.68%

Noninterest-earning assets
Cash and due from banks	21,274			21,702
Premises and equipment, net	15,458			15,766
Other, less allowance for loan losses	6,245			11,850

Total noninterest-earning assets	42,977			49,318

TOTAL ASSETS	$1,384,740			$1,368,680

(1) Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2018			2017

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	$745,652	$4,406	0.59%	$717,875	$2,547	0.35%
Time deposits	198,319	2,436	1.23%	197,528	1,893	0.96%

Total deposits	943,971	6,842	0.72%	915,403	4,440	0.49%
Other borrowed funds	50,446	761	1.51%	73,049	1,142	1.56%

Total interest-bearing liabilities	994,417	7,603	0.76%	988,452	5,582	0.56%

Noninterest-bearing liabilities
Demand deposits	213,535			202,120
Other liabilities	8,085			7,346

Stockholders' equity	168,703			170,762

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,384,740			$1,368,680

Net interest income		$43,342	3.23%		$42,913	3.25%

Spread Analysis
Interest income/average assets		$50,945	3.68%		$48,495	3.54%
Interest expense/average assets		7,603	0.55%		5,582	0.41%
Net interest income/average assets		43,342	3.13%		42,913	3.14%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate loan interest income increased $2,862,000 in 2018 compared to 2017. Increased volume of real estate loans increased interest income in 2018 by $1,671,000 and higher interest rates increased interest income in 2018 by $1,191,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates. (dollars in thousands)

	2018 Compared to 2017
	Volume	Rate	Total (1)
Interest income
Loans
Commercial	$-	$399	$399
Agricultural	198	481	679
Real estate	1,670	1,191	2,861
Consumer and other	2	25	27

Total loans (including fees)	1,870	2,096	3,966

Investment securities
Taxable	(55)	113	58
Tax-exempt	(629)	(1,286)	(1,915)

Total investment securities	(684)	(1,173)	(1,857)

Other interest and dividend income	53	288	341

Total interest-earning assets	1,239	1,211	2,450

Interest-bearing liabilities
Deposits
Savings, NOW accounts and money markets	98	1,761	1,859
Time deposits	8	535	543

Total deposits	106	2,296	2,402

Other borrowed funds	(345)	(36)	(381)

Total interest-bearing liabilities	(239)	2,260	2,021

Net interest income-earning assets	$1,478	$(1,049)	$429

(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest bearing liabilities. The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2018 and 2017, the Company's net interest margin was 3.23% and 3.25%, respectively, computed on a FTE basis.

Net interest income during 2018 and 2017 totaled $42,124,000 and $40,213,000, respectively, representing a 4.8% increase in 2018 compared to 2017. Net interest income increased in 2018 as compared to 2017 due primarily to increases in the average balance and rates of real estate loans, offset in part by increases in rates on deposits.

The high level of competition in the local markets will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s primary market in Ames, Iowa, has ten banks, six credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other market areas in central, north-central and south-central Iowa creating similarly competitive environments.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company’s provision for loan losses for the year ended December 31, 2018 was $639,000 compared to $1,520,000 for the previous year. The provision for loan losses in 2018 and 2017 was necessary to maintain an adequate allowance for loan loss on the increasing outstanding loan portfolio, as well as funding net charge offs of $276,000 and $706,000 for 2018 and 2017, respectively. Classified assets increased $26,229,000 due in part to several agricultural credits and a large hospitality credit, however the nonperforming loans have decreased from $4,828,000 in 2017 to $3,384,000 in 2018. Refer to the “Asset Quality and Credit Risk Management” discussion for additional details with regard to loan loss provision expense.

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

Noninterest income during the years ended 2018 and 2017 totaled $7,901,000 and $7,993,000, respectively. The decrease in noninterest income in 2018 compared to 2017 is primarily due to no security gains in 2018 as compared to $505,000 gains in 2017. Partially offsetting this decrease was higher wealth management income and a gain on the foreclosure of other real estate owned. The increase in wealth management income is primarily due to increases in estate fees in 2018. Excluding securities gains, noninterest income increased 5.5% in 2018 as compared to 2017.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 64% and 63% of noninterest expense in 2018 and 2017, respectively.

Noninterest expense during the years ended 2018 and 2017 totaled $27,965,000 and $25,405,000, respectively, representing a 10.1% increase in 2018 compared to 2017. The primary reason for the increase in 2018 was increases in salary and benefits, professional fees and data conversion costs. The increase in salaries and benefits was due primarily to normal salary and employee benefit increases, the Clarke County Acquisition, one-time $1,000 bonuses paid to full-time employees and changes in the Company’s time off benefits. The increases in professional fees and data conversion costs were due primarily to the Clarke County Acquisition. The percentage of noninterest expense to average assets was 2.02 % in 2018, compared to 1.86% during 2017.

Provision for Income Taxes

The provision for income taxes for 2018 and 2017 was $4,406,000 and $7,585,000, respectively. This amount represents an effective tax rate of 21% and 36%, respectively. The Company's marginal federal income tax rates were 21% and 35% for the years ended December 31, 2018 and 2017. The difference between the Company's effective and marginal tax rate historically has been primarily related to investments made in tax exempt securities. However, the increase in the effective tax rate for 2017 was due primarily to the write down of $1,190,000 of the Company’s deferred income tax asset due to a decrease in the corporate federal income tax rates to 21% enacted in December 2017.

Balance Sheet Review

The Company’s assets are comprised primarily of loans and investment securities. Average earning asset maturity or repricing dates are generally five years or less for the combined portfolios as the assets are funded for the most part by short term deposits with either immediate availability or less than one year average maturities. This exposes the Company to risk with regard to changes in interest rates.

Total assets increased to $1,455,687,000 in 2018 compared to $1,375,060,000 in 2017, a 5.9% increase. Loan growth resulting from the Clarke County Acquisition was the primary driver of the increase in total assets, offset in part by a reduction in the securities portfolio.

Loan Portfolio

Net loans as of December 31, 2018 totaled $890,461,000, an increase of 15.4% from the $771,550,000 as of December 31, 2017. Loans increased primarily due to the Clarke County Acquisition and to a lesser extent due to loan demand, which remains favorable in 2018 as most markets provided additional lending opportunities, in particular the Ames and North Central Iowa markets. Loans are the primary contributor to the Company’s revenues and cash flows. The average yield on loans was 219 and 168 basis points higher in 2018 and 2017, respectively, in comparison to the average tax-equivalent investment portfolio yields. The change in the average yields is due primarily to the decrease in the yields on tax-exempt investments.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2018. (dollars in thousands)

	2018	2017	2016	2015	2014
Real Estate
Construction	$51,364	$50,309	$61,042	$66,268	$36,016
1-4 family residential	169,722	146,258	149,507	127,076	122,777
Commercial	389,532	350,626	315,702	251,889	257,054
Agricultural	103,652	81,790	73,032	62,530	57,449
Commercial	86,194	73,816	74,378	102,515	92,703
Agricultural	85,202	69,806	76,994	79,533	85,609
Consumer and other	16,566	10,345	12,130	21,599	15,763

Total loans	902,232	782,950	762,785	711,410	667,371
Deferred loan fees, net	(87)	(79)	(96)	(94)	(92)

Total loans net of deferred fees	$902,145	$782,871	$762,689	$711,316	$667,279

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans. As of December 31, 2018, gross loans totaled approximately $902 million, which equals approximately 73.9% of total deposits and 62.0% of total assets. The Iowa State Average Report (consisting of 288 banks in the State of Iowa) loan to deposit ratio as of September 30, 2018 was 82%. As of December 31, 2018, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2018

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties. (dollars in thousands)

		After one
		year but
	Within	within	After
	one year	five years	five years	Total

Real Estate
Construction	$36,828	$12,963	$1,573	$51,364
1-4 family residential	29,738	77,304	62,661	169,703
Commercial	36,070	270,067	83,395	389,532
Agricultural	11,452	40,726	51,473	103,651
Commercial	45,306	28,297	12,591	86,194
Agricultural	72,791	9,026	3,385	85,202
Consumer and other	1,919	7,296	7,371	16,586

Total loans	$234,104	$445,679	$222,449	$902,232

	After one
	year but
	within	After
	five years	five years

Loan maturities after one year with:
Fixed rates	$355,506	$212,256
Variable rates	90,173	10,193

	$445,679	$222,449

Loans Held For Sale

There was $401,000 of mortgage origination funding awaiting delivery to the secondary market as of December 31, 2018 and none as of December 31, 2017. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2018 were $458,971,000, a decrease of $36.4 million or 7.3% from the prior year end. As of December 31, 2018 and 2017, the investment portfolio comprised 31% and 36% of total assets, respectively.

The following table presents the fair values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2018 and 2017. This portfolio provides the Company with a significant amount of liquidity. (dollars in thousands)

	2018	2017

U.S. government treasuries	$7,800	$6,367
U.S. government agencies	110,268	111,263
U.S. government mortgage-backed securities	70,382	81,780
State and political subdivisions	215,955	237,413
Corporate bonds	54,566	58,464
Equity securities	-	34

Total	$458,971	$495,321

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

During the years ended December 31, 2018 and 2017, the Company did not recognize an other-than-temporary impairment. Management estimates at the present time there exists no other-than-temporary impairments in the securities available-for-sale portfolio at December 31, 2018; however, it is possible that the Company may incur impairment losses in 2019 and thereafter.

As of December 31, 2018, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity.

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

Investment Maturities as of December 31, 2018

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties. (dollars in thousands)

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total

U.S. government treasuries	$2,473	$5,327	$-	$-	$7,800
U.S. government agencies	12,429	71,610	26,229	-	110,268
U.S. government mortgage-backed securities	267	45,095	25,020	-	70,382
States and political subdivisions (1)	33,680	103,265	62,697	16,313	215,955
Corporate bonds	5,518	36,196	12,852	-	54,566

Total	$54,367	$261,493	$126,798	$16,313	$458,971

Weighted average yield
U.S. government treasuries	2.32%	2.06%	n/a	n/a	2.15%
U.S. government agencies	1.82%	1.92%	2.40%	n/a	2.20%
U.S government mortgage-backed securities	3.73%	2.36%	2.51%	n/a	2.93%
States and political subdivisions (1)	2.71%	2.69%	2.98%	3.23%	2.82%
Corporate bonds	1.91%	2.55%	2.96%	n/a	2.58%

Total	2.15%	2.44%	2.82%	3.23%	2.57%

(1) Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

At December 31, 2018 and 2017, the Company’s investment securities portfolio included securities issued by 263 and 258 government municipalities and agencies located within 16 and 22 states with a fair value of $215,955,000 and $237,413,000, respectively. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of December 31, 2018 and 2017 was $3.8 million (approximately 1.8% of the fair value of the governmental municipalities) represented by the West Des Moines, Iowa Community School District to be repaid by sales tax revenues.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of December 31, 2018 and 2017 identifying the state in which the issuing government municipality or agency operates. (dollars in thousands)

	2018		2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$59,935	$59,481	$56,029	$55,829
Texas	11,822	11,803	12,141	12,174
Pennsylvania	9,167	9,144	8,719	8,745
Washington	6,905	6,762	7,017	6,900
Other (2018: 12 states; 2017: 18 states)	17,138	17,198	22,023	22,228

Total general obligation bonds	$104,967	$104,388	$105,929	$105,876

Revenue bonds:
Iowa	$104,589	$103,925	$122,044	$122,140
Other (2018: 7 states; 2017: 9 states)	7,691	7,642	9,376	9,397

Total revenue bonds	$112,280	$111,567	$131,420	$131,537

Total obligations of states and political subdivisions	$217,247	$215,955	$237,349	$237,413

As of December 31, 2018 and 2017, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities and water utilities. The revenue bonds are to be paid from 12 and 13 revenue sources in 2018 and 2017, respectively. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (dollars in thousands)

	2018		2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$60,422	$60,322	$74,631	$74,973
College and universities, primarily dormitory revenues	8,183	8,139	10,452	10,443
Water	13,863	13,644	12,763	12,611
Leases	8,958	8,861	9,383	9,331
Other	20,854	20,601	24,191	24,179

Total revenue bonds by revenue source	$112,280	$111,567	$131,420	$131,537

Deposits

Total deposits were $1,221,084,000 and $1,134,391,000 as of December 31, 2018 and 2017, respectively. The increase of $86,693,000 between the periods can be primarily attributed to Clarke County Acquisition.

The Company’s primary source of funds is customer deposits. The Banks attempt to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 55% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operation and liquidity. The Company had $6,805,000 and $11,116,000 of brokered deposits as of December 31, 2018 and 2017, respectively.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2018 and 2017. (dollars in thousands)

	2018		2017
	Average		Average
	Amount	Rate	Amount	Rate

Noninterest bearing demand deposits	$213,535	0.00%	$202,120	0.00%
Interest bearing demand deposits	341,286	0.64%	326,468	0.36%
Money market deposits	294,359	0.64%	298,182	0.40%
Savings deposits	110,007	0.30%	93,225	0.21%
Time certificates > $100,000	86,397	1.28%	83,059	1.11%
Time certificates < $100,000	111,922	1.19%	114,469	0.85%

	$1,157,506		$1,117,523

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2018 and 2017. (dollars in thousands)

	2018	2017

3 months or less	$13,187	$15,439
Over 3 through 12 months	36,252	34,464
Over 12 through 36 months	34,100	25,787
Over 36 months	7,155	9,259

Total	$90,694	$84,949

Securities Sold Under an Agreement to Repurchase

Securities sold under agreements to repurchase totaled $40,674,000 and $37,425,000 as of December 31, 2018 and 2017, respectively an increase of 9%.

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

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2018 and 2017. (dollars in thousands)

	2018		2017

		Average		Average
	Balance	Rate	Balance	Rate

Repurchase agreements	$40,674	1.73%	$37,425	0.77%
FHLB advances	14,600	2.49%	13,500	2.73%
Other borrowings	-	0.00%	13,000	3.62%

Total	$55,274	1.93%	$63,925	1.76%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2018 and 2017. (dollars in thousands)

	2018		2017

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$39,759	1.15%	$45,283	0.61%
FHLB advances	6,571	2.32%	14,944	2.64%
Other borrowings	4,116	3.70%	12,822	3.67%

Total	$50,446	1.51%	$73,049	1.56%

Maximum Amount Outstanding during the Year

Federal funds purchased and repurchase agreements	$48,859		$56,596
FHLB advances	$36,400		$27,400
Other borrowings	$13,000		$13,000

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2018, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods. These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company. For additional information, including quantification of the amounts involved, see Note 14 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2018, totaled $890,461,000 as compared to $771,550,000 as of December 31, 2017, an increase of 15.4%. Net loans comprise 61% of total assets as of the end of 2018. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company’s non-performing assets have decreased by 19% from December 31, 2017 and total $4,214,000 as of December 31, 2018. The Company’s level of non-performing loans as a percentage of loans of 0.38% as of December 31, 2018, is lower than the Iowa State Average peer group of FDIC insured institutions as of December 31, 2018, of 0.58%. Management believes that the allowance for loan losses as of December 31, 2018 remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ended December 31, 2018. (dollars in thousands)

	2018	2017	2016	2015	2014

Non-performing assets:
Nonaccrual loans	$3,234	$4,810	$5,077	$1,818	$2,407
Loans 90 days or more past due	150	18	22	75	36

Total non-performing loans	3,384	4,828	5,099	1,893	2,443
Securities available-for-sale	-	-	-	-	-
Other real estate owned	830	386	546	1,250	8,436

Total non-performing assets	$4,214	$5,214	$5,645	$3,143	$10,879

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

Impaired loans totaled $3,384,000 as of December 31, 2018 and were $1,444,000 lower than the impaired loans as of December 31, 2017. The Company considers impaired loans to generally include the non-performing loans (consisting of nonaccrual loans and loans past due 90 days or more and still accruing) and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $501,000 and $811,000 at December 31, 2018 and 2017, respectively. The average balances of impaired loans for the years ended December 31, 2018 and 2017 were $3,953,000 and $5,029,000, respectively. The decrease in the average balance of impaired loans was due primarily to payments received and charge offs. For the years ended December 31, 2018 and 2017, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $350,000 and $379,000, respectively. There was $150,000 of loans greater than 90 days past due and still accruing interest as of December 31, 2018 and there was $18,000 of loans greater than 90 days past due and still accruing interest at December 31, 2017.

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

	2018	2017	2016	2015	2014

Balance at beginning of period	$11,321	$10,507	$9,988	$8,838	$8,572
Charge-offs:
Real estate
Construction	-	-	-	-	-
1-4 Family residential	23	7	15	25	151
Commercial	107	-	-	-	-
Agricultural	-	-	-	-	-
Commercial	74	687	78	-	17
Agricultural	58	-	-	39	-
Consumer and other	63	44	39	5	77

Total charge-offs	325	738	132	69	245

Recoveries:
Real estate
Construction	-	-	30	50	25
1-4 Family residential	6	11	5	26	18
Commercial	-	-	-	4	-
Agricultural	-	-	-	-	-
Commercial	23	7	83	-	19
Agricultural	-	-	-	28	-
Consumer and other	20	14	9	12	20

Total recoveries	49	32	127	120	82

Net charge-offs (recoveries)	276	706	5	(51)	163
Provisions charged to operations	639	1,520	524	1,099	429

Balance at end of period	$11,684	$11,321	$10,507	$9,988	$8,838

Average loans outstanding	$814,201	$772,168	$726,838	$681,824	$527,627

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	0.03%	0.09%	0.00%	-0.01%	0.03%

Ratio of allowance for loan losses to total loans net of deferred fees	1.30%	1.45%	1.38%	1.40%	1.32%

The allowance for loan losses increased to $11,684,000 at the end of 2018 in comparison to the allowance of $11,321,000 at year end 2017 as a result of provisions of $639,000, offset by net charge offs of $276,000. The provision for loan losses in 2018 was necessary to maintain an adequate allowance for loan loss on the increasing outstanding loan portfolio, as well as funding net charge offs. The allowance for loan losses increased to $11,321,000 at the end of 2017 in comparison to the allowance of $10,507,000 at year end 2016 as a result of provisions of $1,520,000, offset by net charge offs of $706,000. The provision for loan losses in 2017 was necessary to maintain an adequate allowance for loan loss on the increasing outstanding loan portfolio, as well as funding net charge offs. The allowance for loan losses increased to $10,507,000 at the end of 2016 in comparison to the allowance of $9,988,000 at year end 2015 as a result of provisions of $524,000, offset by net charge offs of $5,000. The provision for loan losses in 2016 was necessary to maintain an adequate allowance for loan loss on the outstanding loan portfolio, as net charge offs were not significant. The increase in the allowance for loan losses was provided due to growth in the Company’s loan portfolios and, to a lesser extent to provide for a specific reserve on impaired loans due primarily to one loan relationship identified in the fourth quarter of 2016. The allowance for loan loss on impaired loans increased $281,000 to $720,000 as of December 31, 2016. The allowance for loan losses increased to $9,988,000 at the end of 2015 in comparison to the allowance of $8,838,000 at year end 2014 as a result of provisions of $1,099,000 and net recoveries of $51,000. The higher provision for loan losses in 2015 as compared to 2014 was due primarily to increased outstanding loans in the construction and commercial real estate portfolios. Credit quality indicators in 2015 such as classified assets, impaired loans and past dues have improved versus prior year and remain at a favorable level as compared to peer banks. There was no significant change in the allowance for loan loss on impaired loans.

General reserves for loan categories range from 1.08% to 1.91% of the outstanding loan balances as of December 31, 2018. In general as loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline. The loan provision recognized in 2018 was due primarily to an increase in the loan portfolio, as well as funding net charge offs. The loan provision recognized in 2017 was due primarily to an increase in the loan portfolio, as well as funding net charge offs. The loan provisions recognized in 2016 was primarily due to increases in the loan portfolio. The allowance relating to commercial real estate is the largest reserve component. Construction, commercial operating and agricultural operating loans have higher general reserve levels as a percentage than the other loan categories as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch, special mention, substandard and impaired loans and less favorable economic conditions for those portfolios. As of December 31, 2018, commercial real estate loans have general reserves ranging from 1.24% to 1.47%.

Other factors considered when determining the adequacy of the general reserve include historical losses; watch, substandard and impaired loan volume; collecting past due loans; loan growth; loan-to-value ratios; loan administration; collateral values; and economic factors. The Company’s concentration risks include geographic concentration in Iowa; the local economy’s dependence upon several large governmental entity employers, including Iowa State University; and the health of Iowa’s agricultural sector that, in turn, is dependent on crop and livestock prices, weather conditions, trade policies and government programs. No assurances can be made that losses will remain at the relatively favorable levels experienced over the past five years.

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

	2018	2017	2016	2015	2014

Specific reserve on loans individually evaluated for impairment	$501	$811	$720	$439	$337

Loans individually evaluated for impairment	$3,234	$4,810	$5,077	$1,818	$2,533

Percentage increase (decrease) in specific reserve on loans individually evaluated for impairment	-38%	13%	64%	30%	-29%

Percentage increase (decrease) in loans individually evaluated for impairment	-33%	-5%	179%	-28%	-7%

Allocation of the Allowance for Loan Losses

.

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses. (dollars in thousands)

	2018		2017		2016		2015		2014
	Amount	% *	Amount	% *	Amount	% *	Amount	%*	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$699	6%	$796	6%	$908	8%	$999	9%	$495	5%
1-4 family residential	1,820	19%	1,716	19%	1,711	20%	1,806	18%	1,648	18%
Commercial	4,615	43%	4,734	45%	3,960	41%	3,557	36%	3,214	38%
Agricultural	1,198	11%	997	11%	861	9%	760	9%	737	10%
Commercial	1,777	10%	1,739	9%	1,728	10%	1,371	14%	1,247	14%
Agricultural	1,384	9%	1,171	9%	1,216	10%	1,256	11%	1,312	13%
Consumer and other	191	2%	168	1%	123	2%	239	3%	185	2%

	$11,684	100%	$11,321	100%	$10,507	100%	$9,988	100%	$8,838	100%

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

As of December 31, 2018, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions for December 31, 2018 and 2017 totaled $56,442,000 and $69,420,000, respectively. The lower balance of liquid assets at December 31, 2018 primarily relates to a decrease in funds at the Federal Reserve Bank, partially offset by an increase in interest-bearing deposits at financial institutions.

Other sources of liquidity available to the Banks as of December 31, 2018 include available borrowing capacity with the FHLB of $171,611,000 and federal funds borrowing capacity at correspondent banks of $108,603,000. As of December 31, 2018, the Company had outstanding FHLB advances of $14,600,000, no federal funds purchased, securities sold under agreements to repurchase of $40,674,000 and no other borrowings.

Total investments as of December 31, 2018, were $458,971,000 compared to $495,322,000 as of year-end 2017. As of December 31, 2018 and 2017, the investment portfolio as a percentage of total assets was 32% and 36%, respectively. The investment portfolio provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2018 and 2017 and have pretax net unrealized (losses) of $(5,433,000) and $(687,000), respectively.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2018 and 2017 totaled $20,705,000 and $18,846,000, respectively. The increase in net cash provided by operating activities in 2018 as compared to 2017 was primarily due to an increase in net income.

Net cash provided by (used in) investing activities for the years ended December 31, 2018 and 2017 was $8,635,000 and $(16,895,000), respectively. The change in net cash provided by investing activities in 2018 was primarily due to fewer purchases of securities in 2018 and a decrease in interest-bearing deposits in financial institutions, partially offset by a decrease in the proceeds from the sale of securities, an increase in the loan portfolio and cash used and cash used to acquire a bank.

Net cash (used in) financing activities for the years ended December 31, 2018 and 2017 totaled $(25,354,000) and $(5,031,000), respectively. The increase in net cash (used in) financing activities in 2018 was due primarily to payments on FHLB borrowings and an increase in deposits, partially offset by proceeds from short-term borrowings and changes in securities sold under agreement to repurchase. The change in net cash provided by (used in) financing activities in 2017 was due primarily to a decrease in the securities sold under agreements to repurchase and to a lesser extent an increase in deposits in 2017 as compared to the increase in deposits 2016.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2018, dividends from the Banks amounted to $11,968,000 compared to $10,355,000 in 2017. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated cash and interest bearing deposits totaling $14,782,000 that were available at December 31, 2018 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $158,787,000 as of December 31, 2018 compared to a total of $153,294,000 at the end of 2017. The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2018. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no other known trends in liquidity and cash flow needs as of December 31, 2018, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $172,865,000 at December 31, 2018, from $170,753,000 at December 31, 2017. At December 31, 2018 and 2017, stockholders’ equity as a percentage of total assets was 11.9 % and 12.4%, respectively. The increase in stockholders’ equity was primarily the result of net income, offset in part by dividends declared. The capital levels of the Company currently exceed applicable regulatory guidelines as of December 31, 2018.

From time to time, the Company’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. 17,608 shares of common stock were repurchased under stock repurchase plans in 2018 and no shares of commons stock were repurchased in 2017. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Annual Report.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statement. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●

Local, regional and national economic conditions and the impact they may have on the Company and its customers, and management’s assessment of that impact on its estimates including, but not limited to, the allowance for loan losses and fair value of other real estate owned. Of particular relevance are the economic conditions in the concentrated geographic area in central, north-central and south-central Iowa in which the Banks conduct their operations.

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

●

Recent changes in the U.S. trade policy, including imposition of tariffs by the U.S. government and retaliatory tariffs imposed by foreign governments and the potential negative effect of these actions on the Company’s borrowers.

●	The ability of the Company to successfully integrate the operations of financial institutions it has acquired or may acquire in the future.

●	The Company’s success at managing the risks involved in the foregoing items.

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

Not applicable

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we determined that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2018 has been audited by CliftonLarsonAllen LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ John P. Nelson
John P. Nelson, Chief Executive Officer

/s/ John L. Pierschbacher
John L. Pierschbacher, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ames National Corporation

Ames, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2019, expressed an unqualified opinion.

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

March 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ames National Corporation

Ames, Iowa

Opinion on Internal Control over Financial Reporting

We have audited Ames National Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of the Company, and our report dated March 12, 2019, expressed an unqualified opinion.

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

/s/ CliftonLarsonAllen LLP

West Des Moines, Iowa

March 12, 2019

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

ASSETS	2018	2017

Cash and due from banks	$30,384,066	$26,397,550
Interest bearing deposits in financial institutions	26,057,513	43,021,953
Securities available-for-sale	458,971,162	495,321,664
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,191,200	3,021,200
Loans receivable, net	890,461,479	771,549,655
Loans held for sale	401,287	-
Bank premises and equipment, net	15,813,196	15,399,146
Accrued income receivable	9,415,570	8,382,391
Other real estate owned	829,603	385,509
Bank-owned life insurance	2,773,729	-
Deferred income taxes	3,848,713	2,542,533
Other intangible assets, net	2,677,884	1,091,462
Goodwill	9,744,472	6,732,216
Other assets	1,117,477	1,214,371

Total assets	$1,455,687,351	$1,375,059,650

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$230,113,170	$227,332,347
NOW accounts	366,178,715	322,392,945
Savings and money market	418,384,284	389,630,180
Time, $250,000 and over	40,014,550	38,838,782
Other time	166,393,120	156,196,433
Total deposits	1,221,083,839	1,134,390,687

Securities sold under agreements to repurchase	40,674,486	37,424,619
Federal Home Loan Bank (FHLB) advances	14,600,000	13,500,000
Other borrowings	-	13,000,000
Dividends payable	2,137,460	2,048,401
Accrued expenses and other liabilities	4,326,502	3,942,801
Total liabilities	1,282,822,287	1,204,306,508

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,293,305 and 9,310,913 shares as of December 31, 2018 and 2017, respectively	18,586,610	18,621,826
Additional paid-in capital	20,461,724	20,878,728
Retained earnings	137,891,821	131,684,961
Accumulated other comprehensive (loss)	(4,075,091)	(432,373)
Total stockholders' equity	172,865,064	170,753,142

Total liabilities and stockholders' equity	$1,455,687,351	$1,375,059,650

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2018 and 2017

	2018	2017

Interest and dividend income:
Loans, including fees	$38,013,249	$34,048,310
Securities:
Taxable	6,188,403	6,130,696
Tax-exempt	4,582,970	5,015,696
Other interest and dividend income	942,341	599,733
Total interest and dividend income	49,726,963	45,794,435

Interest expense:
Deposits	6,841,807	4,439,305
Other borrowed funds	761,389	1,141,774
Total interest expense	7,603,196	5,581,079

Net interest income	42,123,767	40,213,356

Provision for loan losses	639,316	1,519,596

Net interest income after provision for loan losses	41,484,451	38,693,760

Noninterest income:
Wealth management income	3,344,579	3,060,599
Service fees	1,425,361	1,515,998
Securities gains, net	-	505,139
Gain on sale of loans held for sale	780,947	783,776
Merchant and card fees	1,427,334	1,375,402
Gain on foreclosure of other real estate owned	162,862	-
Other noninterest income	759,854	751,853
Total noninterest income	7,900,937	7,992,767

Noninterest expense:
Salaries and employee benefits	17,821,753	15,994,036
Data processing	3,478,640	3,298,080
Occupancy expenses	2,008,331	2,018,553
FDIC insurance assessments	404,514	427,781
Professional fees	1,482,911	1,231,778
Business development	1,166,688	1,033,026
Intangible asset amortization	430,537	369,580
Data conversion costs	228,854	-
Other operating expenses, net	943,182	1,031,703
Total noninterest expense	27,965,410	25,404,537

Income before income taxes	21,419,978	21,281,990

Provision for income taxes	4,406,100	7,584,801

Net income	$17,013,878	$13,697,189

Basic and diluted earnings per share	$1.83	$1.47

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2018 and 2017

	2018	2017

Net income	$17,013,878	$13,697,189
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(4,747,149)	734,209
Less: reclassification adjustment for gains realized in net income	-	505,139
Other comprehensive income (loss) before tax	(4,747,149)	229,070
Tax expense (benefit) related to other comprehensive income (loss)	(1,187,131)	84,756
Other comprehensive income (loss), net of tax	(3,560,018)	144,314
Comprehensive income	$13,453,860	$13,841,503

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2018 and 2017

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2016	18,621,826	20,878,728	126,181,376	(576,687)	165,105,243
Net income	-	-	13,697,189	-	13,697,189
Other comprehensive income	-	-	-	144,314	144,314
Cash dividends declared, $0.88 per share	-	-	(8,193,604)	-	(8,193,604)
Balance, December 31, 2017	18,621,826	20,878,728	131,684,961	(432,373)	170,753,142
Net income	-	-	17,013,878	-	17,013,878
Other comprehensive (loss)	-	-	-	(3,560,018)	(3,560,018)
The cumulative effect from change in accounting policy (1)	-	-	82,700	(82,700)	-
Retirement of 17,608 shares of stock	(35,216)	(417,004)	-	-	(452,220)
Cash dividends declared, $1.17 per share	-	-	(10,889,718)	-	(10,889,718)
Balance, December 31, 2018	$18,586,610	$20,461,724	$137,891,821	$(4,075,091)	$172,865,064

(1)  The cumulative effect for the year ended December 31, 2018, reflects adoption in first quarter 2018 of ASU 2018-02.

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,013,878	$13,697,189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	639,316	1,519,596
Provision (credit) for off-balance sheet commitments	9,000	(5,000)
Amortization of securities available-for-sale, loans and deposits, net	1,975,177	2,797,455
Amortization of intangible assets	430,537	369,580
Depreciation	1,134,007	1,133,559
Provision (credit) for deferred income taxes	(69,900)	858,400
Securities gains, net	-	(505,139)
Gain on sales of loans held for sale	(780,947)	(783,776)
Proceeds from the sales of loans held for sale	34,147,449	32,703,719
Originations of loans held for sale	(33,767,789)	(31,677,325)
(Gain) on sale and foreclosure of other real estate owned, net	(222,265)	(14,648)
Loss on sale and disposal of bank premises and equipment, net	11,437	2,179
Change in assets and liabilities:
(Increase) in accrued income receivable	(170,284)	(613,702)
(Increase) decrease in other assets	104,515	(437,556)
Increase (decrease) in accrued expenses and other liabilities	250,950	(198,461)
Net cash provided by operating activities	20,705,081	18,846,070

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(25,980,489)	(64,197,470)
Proceeds from sale of securities available-for-sale	-	14,025,166
Proceeds from maturities and calls of securities available-for-sale	72,333,610	65,748,649
Purchase of FHLB stock	(8,731,300)	(5,149,400)
Proceeds from the redemption of FHLB stock	8,690,900	5,126,400
Net decrease (increase) in interest bearing deposits in financial institutions	18,439,440	(11,284,694)
Net (increase) in loans	(43,573,057)	(20,784,138)
Net proceeds from the sale of other real estate owned	393,115	191,564
Proceeds from the sale or bank premises and equipment	2,500	55,141
Purchase of bank premises and equipment	(616,544)	(518,155)
Purchase of customer list	(14,959)	(108,230)
Cash paid net of cash acquired for acquired bank	(13,443,218)	-
Other	1,135,069	-
Net cash provided by (used in) investing activities	8,635,067	(16,895,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	3,549,380	24,981,822
(Decrease) in securities sold under agreements to repurchase	(5,750,133)	(20,912,748)
Proceeds from short-term borrowings	12,600,000	-
Payments on FHLB and other borrowings	(24,500,000)	(1,000,000)
Dividends paid	(10,800,659)	(8,100,495)
Stock repurchases	(452,220)	-
Net cash (used in) financing activities	(25,353,632)	(5,031,421)

Net increase (decrease) in cash and due from banks	3,986,516	(3,080,518)

CASH AND DUE FROM BANKS
Beginning	26,397,550	29,478,068
Ending	$30,384,066	$26,397,550

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2018 and 2017

	2018	2017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$7,387,893	$5,509,886
Income taxes	4,633,086	6,886,832

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$494,944	$16,668

Business Combination:
Fair value of interest bearing deposits in financial institutions acquired	$1,475,000	$-
Fair value of federal funds sold acquired	1,154,000	-
Fair value of securities available-for-sale acquired	17,196,715	-
Fair value of loans receivable acquired	76,041,470	-
Fair value of bank premises and equipment acquired	924,400	-
Fair value of accrued interest receivable acquired	862,895	-
Fair value of other real estate owned acquired	120,000	-
Fair value of other tangible assets acquired	192,745	-
Fair value of bank owned life insurance acquired	2,754,798	-
Goodwill	3,012,256	-
Core deposit intangible acquired	2,002,000	-
Deposits assumed	83,169,311	-
Federal funds purchased assumed	9,000,000	-
Other liabilities assumed	123,749	-

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Description of business: Ames National Corporation and subsidiaries (the Company) operates in the commercial banking industry through its subsidiaries in Ames, Boone, Story City, Nevada and Marshalltown, Iowa. Loan and deposit customers are located primarily in Boone, Clarke, Hancock, Polk, Marshall and Story Counties and adjacent counties in Iowa.

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

Consolidation: The consolidated financial statements include the accounts of Ames National Corporation (the Parent Company) and its wholly-owned subsidiaries, First National Bank, Ames, Iowa (FNB); State Bank & Trust Co., Nevada, Iowa (SBT); Boone Bank & Trust Co., Boone, Iowa (BBT); Reliance State Bank, Story City, Iowa (RSB); and United Bank & Trust NA, Marshalltown, Iowa (UBT) (collectively, the Banks). All significant intercompany transactions and balances have been eliminated in consolidation.

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

FHLB and FRB stock: The Banks, as members of the FHLB system, are required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of total assets plus 4.00 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF). All shares of FHLB stock are issued and redeemed at par value. The Banks, as members of the FRB system, must subscribe to the capital stock of its District Federal Reserve Bank in an amount equal to 6 percent of the member bank's paid-up capital and surplus and must pay in half of that amount. The other half is subject to call by the Board of Governors. The stock is issued and redeemed at par value. No ready market exists for the FHLB and FRB stock, and it has no quoted market value. The Company evaluates these assets for impairment on a quarterly basis and determined there was no impairment as of December 31, 2018.

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

Bank-owned life insurance:  The carrying amount of bank-owned life insurance consists of the initial premium paid, plus increases in cash value, less the carrying amount associated with any death benefit received.  Death benefits paid in excess of the applicable carrying amount are recognized as income. A portion of the increases in cash value and the death benefits recognized as income are exempt from income taxes.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At December 31, 2018, the Company management has completed the goodwill impairment analysis and determined goodwill was not impaired based on the fair value of the respective reporting unit.

The only other significant intangible assets are core deposit intangible and customer list assets. The core deposit intangible and customer list asset is determined to have a definite life and is amortized over the estimated useful life. The core deposit intangible asset and customer list asset are both customer based relationship valuation attributed to the expectation of a lower net cost of these deposits versus alternative sources of funds. The core deposit intangible and customer list asset are reviewed for impairment whenever events occur or circumstances indicate that the carrying amount may not be recoverable.

Wealth management department assets: Property held for customers in fiduciary or agency capacities are not included in the accompanying consolidated balance sheets, as such items are not assets of the Banks.

Revenue from contracts with customers: Interest revenue from loans and investments is recognized on the accrual basis of accounting as the interest is earned according to the terms of the particular loan or investment.  Income from service and other customer charges is recognized as earned.  Revenue from service charges are earned in accordance with the terms of the various programs. Services within the scope of ASC 606 include service charges on deposits, interchange income, wealth management fees, investment brokerage fees, and the net gain on sale of foreclosed assets. The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, and related amendments beginning January 1, 2018. For further discussion on revenue recognition, see ASU 2014-09 below in the New and Pending Accounting Pronouncements in this footnote. The adoption of this Accounting Standard Update did not have an impact to our consolidated financial statements.

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

Earnings per share: Basic earnings per share computations for the years ended December 31, 2018 and 2017 were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share (EPS) for the years ended December 31, 2018 and 2017.

	2018	2017
Basic earning per share computation:
Net income	$17,013,878	$13,697,189
Weighted average common shares outstanding	9,310,594	9,310,913
Basic EPS	$1.83	$1.47

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. Early application is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company has chosen a vendor for a software solution and has begun implementation of the software. It is too early to assess the impact that the guidance will have on the Company’s consolidated financial statements.

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

Note 2. Bank Acquisition

On September 14, 2018, FNB completed the purchase of Clarke County State Bank, including its’ three branches in Osceola and Murray, Iowa (the “Clarke County Acquisition”).  The Clarke County Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share.  The bank’s acquired assets and liabilities were recorded at fair value at the date of acquisition.  This bank was purchased for cash consideration of $14.8 million.  As a result of the acquisition, the Company recorded a core deposit intangible asset of $2,002,000 and goodwill of approximately $3,012,000. The results of operations for this acquisition have been included since the transaction date of September 14, 2018. The fair value of credit deteriorated purchased loans related to the Clarke County Acquisition was $386,000. These purchase loans are included in the impaired loan category in the financial statements. Since the acquisition date, there has been no significant credit deterioration of the acquired loans. Non-routine expenses associated with this transaction were approximately $432,000 for the year ended December 31, 2018.

The following table summarizes the fair value of the total consideration transferred as a part of the Clarke County Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transactions. (in thousands)

2018

Cash consideration transferred	$14,807

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and due from banks	$1,364
Federal funds sold	1,154
Interest bearing deposits in financial institutions	1,475
Securities available-for-sale	17,197
Federal Home Loan Bank stock	130
Loans receivable	76,041
Accrued interest receivable	863
Bank premises and equipment	924
Other real estate owned	120
Deferred income taxes	49
Bank owned life insurance	2,755
Core deposit intangible asset	2,002
Other assets	14
Deposits	(83,169)
Federal funds purchased	(9,000)
Accrued interest payable and other liabilities	(124)

Total identifiable net assets	11,795

Goodwill	$3,012

On September 14, 2018, associated with the Clarke County Acquisition, the contractual balance of loans receivable acquired was $77,197,000 and the contractual balance of the deposits assumed was $83,092,000.  Loans receivable acquired include commercial real estate, 1-4 family real estate, agricultural real estate, commercial operating, agricultural operating and consumer loans.

The acquired loans associated with the Clarke County Acquisition at contractual values as of September 14, 2018 were determined to be risk rated as follows (in thousands):

Pass	$63,220
Watch	9,431
Special Mention	2,734
Substandard	1,426
Deteriorated credit	386

Total loans acquired at book value	$77,197

The core deposit intangible asset associated with the Clarke County Acquisition is amortized to expense on a declining basis over a period of ten years.  The loan market valuation is accreted to income on a declining basis over a ten year period.  The time deposits market valuation is amortized to expense on a declining basis over a two year period.

Note 3. Concentrations and Restrictions on Cash and Due from Banks and Interest Bearing Deposits in Financial Institutions

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves. The subsidiary banks’ reserve requirements totaled approximately $6,739,000 and $5,955,000 at December 31, 2018 and 2017, respectively.

At December 31, 2018, the Company had approximately $28,095,000 on deposit at various financial institutions. Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 4. Debt and Equity Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2018:
U.S. government treasuries	$7,925	$-	$(125)	$7,800
U.S. government agencies	111,759	73	(1,564)	110,268
U.S. government mortgage-backed securities	71,596	88	(1,302)	70,382
State and political subdivisions	217,247	465	(1,757)	215,955
Corporate bonds	55,877	2	(1,313)	54,566
Total	$464,404	$628	$(6,061)	$458,971

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2017:
U.S. government treasuries	$6,413	$2	$(48)	$6,367
U.S. government agencies	111,900	136	(773)	111,263
U.S. government mortgage-backed securities	81,685	422	(327)	81,780
State and political subdivisions	237,349	1,233	(1,169)	237,413
Corporate bonds	58,647	206	(389)	58,464
Equity securities	15	19	-	34
Total	$496,009	$2,018	$(2,706)	$495,321

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2018, are shown below by expected maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. (in thousands)

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$54,483	$54,367
Due after one year through five years	264,295	261,493
Due after five years through ten years	129,288	126,798
Due after ten years	16,338	16,313
Total	$464,404	$458,971

At December 31, 2018 and 2017, securities with a carrying value of approximately $145,709,000 and $171,129,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains, and losses from securities available-for-sale are summarized below (in thousands):

	2018	2017
Proceeds from sales of securities available-for-sale	$-	$14,025
Gross realized gains on securities available-for-sale	-	540
Gross realized losses on securities available-for-sale	-	35
Tax provision applicable to net realized gains on securities available-for-sale	-	187

No other-than-temporary impairments were recognized as a component of income for the years ended December 31, 2018 and 2017.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018 and 2017, are summarized as follows: (in thousands)

2018:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government treasuries	$2,962	$(11)	$4,838	$(114)	$7,800	$(125)
U.S. government agencies	26,099	(218)	73,192	(1,346)	99,291	(1,564)
U.S. government mortgage-backed securities	25,037	(277)	37,632	(1,025)	62,669	(1,302)
State and political subdivisions	60,600	(302)	83,494	(1,455)	144,094	(1,757)
Corporate bonds	19,239	(256)	34,254	(1,057)	53,493	(1,313)
Total	$133,937	$(1,064)	$233,410	$(4,997)	$367,347	$(6,061)

2017:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government treasuries	$4,894	$(48)	$-	$-	$4,894	$(48)
U.S. government agencies	73,953	(549)	10,168	(224)	84,121	(773)
U.S. government mortgage-backed securities	39,565	(245)	5,344	(82)	44,909	(327)
State and political subdivisions	89,904	(703)	16,631	(466)	106,535	(1,169)
Corporate bonds	29,808	(198)	6,709	(191)	36,517	(389)
Total	$238,124	$(1,743)	$38,852	$(963)	$276,976	$(2,706)

At December 31, 2018, debt securities have unrealized losses of $6,061,000. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 5. Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows (in thousands):

	2018	2017

Real estate - construction	$51,364	$50,309
Real estate - 1 to 4 family residential	169,722	146,258
Real estate - commercial	389,532	350,626
Real estate - agricultural	103,652	81,790
Commercial	86,194	73,816
Agricultural	85,202	69,806
Consumer and other	16,566	10,345
	902,232	782,950
Less:
Allowance for loan losses	(11,684)	(11,321)
Deferred loan fees	(87)	(79)
Total loans receivable, net	$890,461	$771,550

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

Summary changes in the allowance for loan losses for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017

Balance, beginning	$11,321	$10,507
Provision for loan losses	639	1,520
Recoveries of loans charged-off	49	32
Loans charged-off	(325)	(738)
Balance, ending	$11,684	$11,321

Activity in the allowance for loan losses, on a disaggregated basis, for the years ended December 31, 2018 and 2017 is as follows (in thousands):

2018:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321
Provision (credit) for loan losses	(97)	121	(12)	201	89	271	66	639
Recoveries of loans charged-off	0	6	0	0	23	0	20	49
Loans charged-off	-	(23)	(107)	-	(74)	(58)	(63)	(325)
Balance, ending	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684

2017:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$908	$1,711	$3,960	$861	$1,728	$1,216	$123	$10,507
Provision (credit) for loan losses	(112)	1	774	136	691	(45)	75	1,520
Recoveries of loans charged-off	-	11	-	-	7	-	14	32
Loans charged-off	-	(7)	-	-	(687)	-	(44)	(738)
Balance, ending	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321

Allowance for loan losses disaggregated on the basis of the impairment analysis method as of December 31, 2018 and 2017 is as follows (in thousands):

2018:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$53	$-	$-	$430	$-	$18	$501
Ending balance: Collectively evaluated for impairment	699	1,767	4,615	1,198	1,347	1,384	173	11,183
Ending balance	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684

2017:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$42	$115	$-	$607	$-	$47	$811
Ending balance: Collectively evaluated for impairment	796	1,674	4,619	997	1,132	1,171	121	10,510
Ending balance	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321

Loans receivable disaggregated on the basis of the impairment analysis method as of December 31, 2018 and 2017 is as follows (in thousands):

2018:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$-	$365	$128	$74	$2,648	$-	$19	$3,234
Ending balance: Collectively evaluated for impairment	51,364	169,357	389,404	103,578	83,546	85,202	16,547	898,998

Ending balance	$51,364	$169,722	$389,532	$103,652	$86,194	$85,202	$16,566	$902,232

2017:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$-	$689	$901	$-	$3,140	$-	$80	$4,810
Ending balance: Collectively evaluated for impairment	50,309	145,569	349,725	81,790	70,676	69,806	10,265	778,140

Ending balance	$50,309	$146,258	$350,626	$81,790	$73,816	$69,806	$10,345	$782,950

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

The credit risk profile by internally assigned grade, on a disaggregated basis, at December 31, 2018 and 2017 is as follows (in thousands):

2018:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$45,991	$345,262	$72,562	$64,850	$58,818	$587,483
Watch	5,373	26,177	22,758	13,998	22,628	90,934
Special Mention	-	4,775	1,675	264	747	7,461
Substandard	-	13,221	6,583	4,434	3,009	27,247
Substandard-Impaired	-	97	74	2,648	-	2,819

Total	$51,364	$389,532	$103,652	$86,194	$85,202	$715,944

2017:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$47,726	$319,178	$60,301	$59,535	$45,816	$532,556
Watch	2,583	27,528	20,114	9,628	22,640	82,493
Special Mention	-	184	-	-	-	184
Substandard	-	2,835	1,375	1,513	1,350	7,073
Substandard-Impaired	-	901	-	3,140	-	4,041

Total	$50,309	$350,626	$81,790	$73,816	$69,806	$626,347

The credit risk profile based on payment activity, on a disaggregated basis, at December 31, 2018 and 2017 is as follows (in thousands):

2018:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$169,206	$16,547	$185,753
Non-performing	516	19	535

Total	$169,722	$16,566	$186,288

2017:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$145,551	$10,264	$155,815
Non-performing	707	81	788

Total	$146,258	$10,345	$156,603

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

The following is a recap of impaired loans, on a disaggregated basis, at December 31, 2018 and 2017 and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2018 and 2017 (in thousands):

2018:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	252	277	-	404	180
Real estate - commercial	128	601	-	238	290
Real estate - agricultural	74	88	-	30	-
Commercial	248	258	-	151	5
Agricultural	-	-	-	-	-
Consumer and other	1	2	-	5	-
Total loans with no specific reserve:	703	1,226	-	828	475

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	113	139	53	161	6
Real estate - commercial	-	-	-	119	-
Real estate - agricultural	-	-	-	-	-
Commercial	2,400	2,506	430	2,801	2
Agricultural	-	-	-	12	1
Consumer and other	18	22	18	32	-
Total loans with specific reserve:	2,531	2,667	501	3,125	9

Total
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	365	416	53	565	186
Real estate - commercial	128	601	-	357	290
Real estate - agricultural	74	88	-	30	-
Commercial	2,648	2,764	430	2,952	7
Agricultural	-	-	-	12	1
Consumer and other	19	24	18	37	-

Total	$3,234	$3,893	$501	$3,953	$484

2017:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	572	677	-	542	30
Real estate - commercial	671	1,353	-	652	-
Real estate - agricultural	-	-	-	-	-
Commercial	125	148	-	1,190	4
Agricultural	-	-	-	-	-
Consumer and other	25	44	-	53	-
Total loans with no specific reserve:	1,393	2,222	-	2,437	34

With an allowance recorded:
Real estate - construction	-	-	-	13	2
Real estate - 1 to 4 family residential	117	180	42	153	-
Real estate - commercial	230	230	115	46	-
Real estate - agricultural	-	-	-	-	-
Commercial	3,015	3,336	607	2,357	-
Agricultural	-	-	-	-	-
Consumer and other	55	43	47	23	1
Total loans with specific reserve:	3,417	3,789	811	2,592	3

Total
Real estate - construction	-	-	-	13	2
Real estate - 1 to 4 family residential	689	857	42	695	30
Real estate - commercial	901	1,583	115	698	-
Real estate - agricultural	-	-	-	-	-
Commercial	3,140	3,484	607	3,547	4
Agricultural	-	-	-	-	-
Consumer and other	80	87	47	76	1

	$4,810	$6,011	$811	$5,029	$37

The interest foregone on nonaccrual loans for the years ended December 31, 2018 and 2017 was approximately $350,000 and $379,000, respectively.

Nonaccrual loans at December 31, 2018 and 2017 were $3,234,000 and $4,810,000, respectively.

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

For troubled debt restructurings that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible impairment and, as necessary, recognizes impairment through the allowance. The Company had charge offs related to TDRs for the years ended December 31, 2018 and 2017 of $63,000 and $285,000, respectively.

The Company had loans meeting the definition of TDR of $2,350,000 as of December 31, 2018, all of which were included as impaired and nonaccrual loans. The Company had loans meeting the definition of TDR of $2,984,000 as of December 31, 2017, all of which were included as impaired and nonaccrual loans.

The Company’s TDR, on a disaggregated basis, occurring in the years ended December 31 is as follows (dollars in thousands):

	2018			2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	3	80	80	2	93	99
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

Total	3	$80	$80	2	$93	$99

During the year ended December 31, 2018, the Company granted concessions to one borrower, with three contracts, experiencing financial difficulties. These loans were extended beyond their normal terms.

During the year ended December 31, 2017, the Company granted concessions to two borrowers experiencing financial difficulties. These loans were extended beyond their normal terms and on one loan the interest was also capitalized.

There was one TDR loan that was modified during the year ended December 31, 2018 with a payment default. There was one TDR loan that was modified during the year ended December 31, 2017 with a payment default. A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no significant financial impact from specific reserves or from charge-offs for the TDR loans included in the previous table.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2018 and 2017, are as follows (in thousands):

2018:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$376	$-	$376	$50,988	$51,364	$-
Real estate - 1 to 4 family residential	1,032	302	1,334	168,388	169,722	150
Real estate - commercial	-	-	-	389,532	389,532	-
Real estate - agricultural	-	-	-	103,652	103,652	-
Commercial	595	248	843	85,351	86,194	-
Agricultural	89	-	89	85,113	85,202	-
Consumer and other	76	-	76	16,490	16,566	-

Total	$2,168	$550	$2,718	$899,514	$902,232	$150

2017:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$159	$-	$159	$50,150	$50,309	$-
Real estate - 1 to 4 family residential	940	414	1,354	144,904	146,258	18
Real estate - commercial	363	629	992	349,634	350,626	-
Real estate - agricultural	655	-	655	81,135	81,790	-
Commercial	275	418	693	73,123	73,816	-
Agricultural	77	-	77	69,729	69,806	-
Consumer and other	77	38	115	10,230	10,345	-

Total	$2,546	$1,499	$4,045	$778,905	$782,950	$18

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2018, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability. Loan transactions with related parties at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017

Balance, beginning of year	$8,609	$10,353
New loans	3,444	11,264
Repayments	(4,720)	(13,018)
Change in status	474	10
Balance, end of year	$7,807	$8,609

Note 6. Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017

Land	$3,929	$3,773
Buildings and improvements	19,585	18,841
Furniture and equipment	6,820	6,489
	30,334	29,103
Less accumulated depreciation	14,521	13,704
Total bank premises and equipment, net	$15,813	$15,399

Note 7. Goodwill

On September 14, 2018, FNB acquired Clarke County State Bank located in Osceola and Murray, Iowa, which resulted in the recognition of $3.0 million of goodwill. Goodwill recognized in the Clarke County Acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of the Osceola and Murray offices with FNB.

Accounting standards allow for goodwill to be tested for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. There were no changes in the carrying amount of goodwill in 2018 and 2017. The goodwill related to the Acquisition in not deductible for income tax purposes.

Note 8. Intangible Assets

In conjunction with the Clarke County Acquisition on September 14, 2018, the Company recorded a $2,002,000 core deposit intangible asset. In conjunction with the acquisition of a wealth management business in 2016, the Company recorded a $15,000 and $108,000 customer list asset in 2018 and 2017, respectively. The following sets forth the carrying amounts and accumulated amortization of intangible assets at December 31, 2018 and 2017 (in thousands):

	2018		2017
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$4,520	$2,212	$2,518	$1,861
Customer list	535	165	520	86
Total	$5,055	$2,377	$3,038	$1,947

The weighted average life of the intangible assets is 3.5 and 2.5 years as of December 31, 2018 and 2017, respectively.

The amortization expense for the intangible assets totaled $430,000 and $370,000 for the years ended December 31, 2018 and 2017, respectively. Estimated remaining amortization expense on intangible assets for the years ending is as follows (in thousands):

2019	540
2020	440
2021	402
2022	368
2023	315
After	613

Total	$2,678

The following sets forth the activity related to intangible assets for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017

Beginning intangibles, net	$1,091	$1,353
Acquisition	2,002	108
Adjustment to intangible asset	15	-
Amortization	(430)	(370)

Ending intangible asset, net	$2,678	$1,091

Note 9. Deposits

At December 31, 2018, the maturities of time deposits are as follows (in thousands):

2019	$112,963
2020	56,003
2021	23,546
2022	7,454
2023	6,442
Total time deposits	$206,408

Interest expense on deposits for the years ended December 31, 2018 and 2017 is summarized as follows (in thousands):

	2018	2017

NOW accounts	$2,199	$1,161
Savings and money market	2,207	1,385
Time deposits	2,436	1,893
Total deposit interest expense	$6,842	$4,439

Deposits held by the Company from related parties at December 31, 2018 and 2017 amounted to approximately $14,775,000 and $15,267,000, respectively.

Note 10. Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements and term repurchase agreements as of December 31, 2018 and 2017 (in thousands):

	2018			2017
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$4,406	$-	$4,406	$1,474	$-	$1,474
U.S. government agencies	41,375	-	41,375	47,323	-	47,323
U.S. government mortgage-backed securities	19,893	-	19,893	22,824	-	22,824

Total	$65,674	$-	$65,674	$71,621	$-	$71,621

Term repurchase agreements:
U.S. government agencies	$-	$-	$-	$-	$14,986	$14,986

Total	$-	$-	$-	$-	$14,986	$14,986

Total pledged collateral	$65,674	$-	$65,674	$71,621	$14,986	$86,607

Note 11. Borrowings

Securities sold under repurchase agreements (repurchase agreements) are short-term and are secured by securities available-for-sale.

At December 31, 2018, FHLB advances and other borrowings consisted of the following (in thousands):

		Weighted
		Average
	Amount	Interest Rate
FHLB advances maturing in:
2019	12,600	2.63%
2020	2,000	1.58%
Total FHLB advances	$14,600	2.49%

Borrowed funds at December 31, 2018 included FHLB advances. FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $171,627,000 at December 31, 2018.

Borrowed funds at December 31, 2017 of $26,500,000 included FHLB advances and other borrowings. Other borrowings consist of term repurchase agreements. FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The term repurchase agreements are collateralized with U.S. government agencies and mortgage-backed securities with a carrying and fair value of $14,986,000 at December 31, 2017. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $185,417,000 at December 31, 2017.

Note 12. Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan. For the years ended December 31, 2018 and 2017, the Company matched employee contributions up to a maximum of 3% and also contributed an amount equal to 3% of the participating employee’s compensation. For the years ended December 31, 2018 and 2017, Company contributions to the plan were approximately $813,000 and $737,000, respectively. The plan covers substantially all employees.

Note 13. Income Taxes

The components of income tax expense for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Federal:
Current	$3,353	$5,708
Deferred	(77)	(305)
Deferred due to enacted changes in tax rates	-	1,190
Total federal income tax expense	3,276	6,593
State:
Current	1,123	1,018
Deferred	7	(26)
Total state income tax expense	1,130	992

Total income tax expense	$4,406	$7,585

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the year ended December 31, 2017 to income before income taxes for the years ended December 31, 2018 and 2017 as a result of the following (in thousands):

	2018	2017

Income taxes at 21% and 35% for 2018 and 2017, respectively	$4,498	$7,449
Increase (decrease) resulting from:
Tax-exempt interest and dividends	(943)	(1,737)
State taxes, net of federal tax benefit	830	717
Effect of change in deferred tax asset related to enacted changes in tax rates	-	1,190
Other	21	(34)
Total income tax expense	$4,406	$7,585

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017

Deferred tax assets:
Allowance for loan losses	$2,871	$2,776
Net unrealized losses on securities available-for-sale	1,358	171
State operating and alternative minimum tax carryforward	669	464
Fair value adjustments from Acquisition	305	-
Accrued vacation	191	168
Off balance sheet reserve	132	126
Other deferred tax assets	304	331
Total deferred tax assets	5,830	4,036
Deferred tax liabilities:
Goodwill and other intangible assets	(1,106)	(459)
Bank premises and equipment	(500)	(643)
Other deferred tax liabilities	(149)	(165)
Total deferred tax liabilities	(1,755)	(1,267)

Valuation allowance	(226)	(226)

Net deferred tax asset	$3,849	$2,543

Income taxes currently payable of approximately $165,000 and $322,000 is included in other liabilities as of December 31, 2018 and 2017, respectively.

The Company has approximately $226,000 of state alternative minimum tax (“AMT”) credit carryforwards available to offset future state alternative minimum taxable income as of December 31, 2018 and 2017.  The Company has recorded a valuation allowance against the tax effect of the AMT credit carryforwards, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa. The Company is no longer subject to U.S. federal income and state tax examinations for years before 2015.

The Company follows the accounting requirements for uncertain tax positions. Management has determined that the Company has no material uncertain tax positions and no material accrued interest or penalties as of or for the years ended December 31, 2018 and 2017 that would require recognition. The Company had no significant unrecognized tax benefits as of December 31, 2018, that if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months as of December 31, 2018 and 2017.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company’s commitments at December 31, 2018 and 2017 is as follows (in thousands):

	2018	2017

Commitments to extend credit	$158,787	$153,294
Standby letters of credit	6,425	3,761
Total commitments	$165,212	$157,055

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2018 and 2017, approximately $146,087,000 and $112,325,000 of the commitments to extend credit were fixed interest rates. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

At December 31, 2018 and 2017, the Banks have established liabilities totaling approximately $530,000 and $507,000, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

Concentrations of credit risk: The Banks originate real estate, consumer, and commercial loans, primarily in Boone, Clarke, Hancock, Marshall, Polk and Story Counties in Iowa, as well as adjacent counties. Although the Banks have diversified loan portfolios, a substantial portion of their borrowers’ ability to repay loans is dependent upon economic conditions in the Banks’ market areas.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and each subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2018 and 2017, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

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

As of December 31, 2018, the most recent notification from the federal banking regulators categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum common equity, total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management believes there are no conditions or events since that notification that have changed the institution’s category. The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2018 and 2017 are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018:
Total capital (to risk- weighted assets):
Consolidated	$177,405	16.1%	$109,082	9.875%	N/A	N/A
Boone Bank & Trust	15,632	17.0	9,092	9.875	$9,207	10.0%
First National Bank	81,419	13.1	61,312	9.875	62,088	10.0
Reliance State Bank	27,880	14.8	18,576	9.875	18,811	10.0
State Bank & Trust	20,358	16.2	12,427	9.875	12,585	10.0
United Bank & Trust	14,790	19.5	7,489	9.875	7,583	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$165,181	15.0%	$86,989	7.875%	N/A	N/A
Boone Bank & Trust	14,722	16.0	7,251	7.875	$7,366	8.0%
First National Bank	74,995	12.1	48,894	7.875	49,671	8.0
Reliance State Bank	25,622	13.6	14,813	7.875	15,049	8.0
State Bank & Trust	18,783	14.9	9,910	7.875	10,068	8.0
United Bank & Trust	13,974	18.4	5,972	7.875	6,067	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$165,181	11.3%	$58,635	4.000%	N/A	N/A
Boone Bank & Trust	14,722	11.2	5,277	4.000	$6,596	5.0%
First National Bank	74,995	9.1	33,034	4.000	41,292	5.0
Reliance State Bank	25,622	11.7	8,730	4.000	10,913	5.0
State Bank & Trust	18,783	11.8	6,384	4.000	7,980	5.0
United Bank & Trust	13,974	12.7	4,402	4.000	5,503	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$165,181	15.0%	$70,420	6.375%	N/A	N/A
Boone Bank & Trust	14,722	16.0	5,870	6.375	$5,985	6.5%
First National Bank	74,995	12.1	39,581	6.375	40,357	6.5
Reliance State Bank	25,622	13.6	11,992	6.375	12,227	6.5
State Bank & Trust	18,783	14.9	8,023	6.375	8,180	6.5
United Bank & Trust	13,974	18.4	4,834	6.375	4,929	6.5

* These ratios for December 31, 2018 include a capital conservation buffer of 1.875%, except for the Tier 1 capital to average weighted assets ratios.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2017:
Total capital (to risk- weighted assets):
Consolidated	$176,306	17.6%	$92,500	9.25%	N/A	N/A
Boone Bank & Trust	15,344	16.5	8,613	9.25	$9,312	10.0%
First National Bank	81,390	15.5	48,466	9.25	52,396	10.0
Reliance State Bank	26,982	15.3	16,324	9.25	17,648	10.0
State Bank & Trust	20,064	15.8	11,738	9.25	12,690	10.0
United Bank & Trust	14,833	19.9	6,878	9.25	7,436	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$164,467	16.4%	$72,500	7.25%	N/A	N/A
Boone Bank & Trust	14,453	15.5	6,751	7.25	$7,449	8.0%
First National Bank	75,404	14.4	37,987	7.25	41,917	8.0
Reliance State Bank	24,775	14.0	12,795	7.25	14,118	8.0
State Bank & Trust	18,475	14.6	9,200	7.25	10,152	8.0
United Bank & Trust	14,012	18.8	5,391	7.25	5,649	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$164,467	12.1%	$54,264	4.00%	N/A	N/A
Boone Bank & Trust	14,453	10.4	5,568	4.00	$6,960	5.0%
First National Bank	75,404	10.1	29,910	4.00	37,387	5.0
Reliance State Bank	24,775	11.6	8,553	4.00	10,691	5.0
State Bank & Trust	18,475	11.8	6,284	4.00	7,856	5.0
United Bank & Trust	14,012	12.8	4,362	4.00	5,453	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$164,467	16.4%	$57,500	5.75%	N/A	N/A
Boone Bank & Trust	14,453	15.5	5,354	5.75	$6,053	6.5%
First National Bank	75,404	14.4	30,128	5.75	34,058	6.5
Reliance State Bank	24,775	14.0	10,147	5.75	11,471	6.5
State Bank & Trust	18,475	14.6	7,297	5.75	8,248	6.5
United Bank & Trust	14,012	18.8	4,276	5.75	4,833	6.5

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2018 and 2017 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2018

U.S. government treasuries	$7,800	$7,800	$-	$-
U.S. government agencies	110,268	-	110,268	-
U.S. government mortgage-backed securities	70,382	-	70,382	-
State and political subdivisions	215,955	-	215,955	-
Corporate bonds	54,566	-	54,566	-

Total assets at fair value on a recurring basis	$458,971	$7,800	$451,171	$-

2017

U.S. government treasuries	$6,367	$6,367	$-	$-
U.S. government agencies	111,263	-	111,263	-
U.S. government mortgage-backed securities	81,780	-	81,780	-
State and political subdivisions	237,413	-	237,413	-
Corporate bonds	58,464	-	58,464	-
Equity securities, other	34	34	-	-

Total assets at fair value on a recurring basis	$495,321	$6,401	$488,920	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2018 and 2017  (in thousands):

Description	Total	Level 1	Level 2	Level 3

2018

Loans	$2,030	$-	$-	$2,030
Other real estate owned	830	-	-	830

Total assets at fair value on a nonrecurring basis	$2,860	$-	$-	$2,860

2017

Loans	$2,606	$-	$-	$2,606
Other real estate owned	386	-	-	386

Total assets at fair value on a nonrecurring basis	$2,992	$-	$-	$2,992

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

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017 are as follows (in thousands):

	2018
	Fair Value	Valuation	Range of Unobservable	Range
		Techniques	Inputs	(Average)

Impaired Loans	$2,030	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$830	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2017
	Fair Value	Valuation	Range of Unobservable	Range
		Techniques	Inputs	(Average)

Impaired Loans	$2,606	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$386	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

FHLB and FRB stock: The fair value of such stock is assumed to approximate book value since the Company is generally able to redeem this stock at par value.

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities as of December 31, 2018 and 2017 (in thousands):

		2018		2017
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$30,384	$30,384	$26,398	$26,398
Interest bearing deposits	Level 1	26,058	26,058	43,022	43,022
Securities available-for-sale	See previous table	458,971	458,971	495,322	495,322
FHLB and FRB stock	Level 2	3,191	3,191	3,021	3,021
Loans receivable, net	Level 2	890,461	864,417	771,550	768,444
Loans held for sale	Level 2	401	401	-	-
Accrued income receivable	Level 1	9,416	9,416	8,382	8,382
Financial liabilities:
Deposits	Level 2	$1,221,084	$1,219,643	$1,134,391	$1,134,468
Securities sold under agreements to repurchase	Level 1	40,674	40,674	37,425	37,425
FHLB advances	Level 2	14,600	14,559	13,500	13,482
Other borrowings	Level 2	-	-	13,000	13,079
Accrued interest payable	Level 1	649	649	477	477

Note 17. Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no other significant events or transactions occurring after December 31, 2018, but prior to March 12, 2019, that provided additional evidence about conditions that existed at December 31, 2018. There were no other significant events or transactions that provided evidence about conditions that did not exist at December 31, 2018.

Note 18. Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2018 and 2017, and statements of income and cash flows for each of the years in the two-year period ended December 31, 2018, is as follows (in thousands):

CONDENSED BALANCE SHEETS
December 31, 2018 and 2017

	2018	2017

ASSETS

Cash and due from banks	$47	$42
Interest bearing deposits in banks	14,735	13,846
Investment in bank subsidiaries	155,514	153,647
Loans receivable, net	2,169	2,275
Premises and equipment, net	2,743	2,848
Accrued income receivable	8	6
Other real estate owned	265	320
Other assets	47	278

Total assets	$175,528	$173,262

LIABILITIES

Dividends payable	$2,137	$2,048
Deferred income taxes	30	70
Accrued expenses and other liabilities	496	390

Total liabilities	2,663	2,508

STOCKHOLDERS' EQUITY

Common stock	18,587	18,622
Additional paid-in capital	20,462	20,879
Retained earnings	137,891	131,685
Accumulated other comprehensive (loss)	(4,075)	(432)
Total stockholders' equity	172,865	170,754

Total liabilities and stockholders' equity	$175,528	$173,262

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2018 and 2017

	2018	2017
Operating income:
Equity in net income of bank subsidiaries	$17,394	$13,896
Interest	160	151
Rental income	420	420
Gain on sale of other real estate owned	63	-
Other income	1,916	1,844
	19,953	16,311

Credit for loan losses	-	(13)

Operating income after credit for loan losses	19,953	16,324

Operating expenses	3,081	2,914

Income before income taxes	16,872	13,410

Income tax expense (benefit)	(142)	(287)

Net income	$17,014	$13,697

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,014	$13,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105	113
Credit for loan losses	-	(13)
Provision for deferred income taxes	(40)	(123)
Gain on sale of other real estate owned	(63)	-
Equity in net income of bank subsidiaries	(17,394)	(13,896)
Dividends received from bank subsidiaries	11,968	10,355
(Increase) decrease in accrued income receivable	(2)	5
(Increase) decrease in other assets	222	(248)
Increase (decrease) in accrued expense and other liabilities	112	(9)
Net cash provided by operating activities	11,922	9,881

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in interest bearing deposits in banks	(888)	(2,686)
Decrease in loans	106	927
Proceeds from the sale of other real estate owned	118	-
Purchase of bank premises and equipment	-	(1)
Net cash (used in) investing activities	(664)	(1,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(10,801)	(8,100)
Purchase of treasury stock	(452)	-
Net cash (used in) financing activities	(11,253)	(8,100)

Net increase in cash and cash equivalents	5	21

CASH AND DUE FROM BANKS
Beginning	42	21
Ending	$47	$42

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash receipts for income taxes	$122	$142

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 23, 2019, as filed with the SEC on March 14, 2019 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements and Schedules.

         1. Financial Statements

Reports of CliftonLarsonAllen LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2018 and 2017

Consolidated Statements of Income for the Years ended December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

         2. Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)        List of Exhibits.

The exhibits listed below are filed with or incorporated by reference in this Annual Report on Form 10-K. Where such exhibit is incorporated by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. Management contracts and compensatory plans or arrangements are specifically identified below.

Exhibit
Number	Description

2.1	- Stock Purchase Agreement (incorporated by reference to Exhibit 2 to Form 10-Q filed on May 8, 2018).
2.2	- Agreement and Plan of Merger between First National Bank and Clarke County State Bank.
3.1	- Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on March 12, 2015).
3.2	- Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on March 12, 2015).
10.1	- Management Incentive Compensation Plan *.
21**	- Subsidiaries of the Company
23**	- Consent of Independent Registered Public Accounting Firm
31.1	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

* Indicates a management compensatory plan or arrangement.

**File herewith

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

AMES NATIONAL CORPORATION

March 12, 2019	By:	/s/ John P. Nelson
John P. Nelson, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 12, 2019.

/s/ John P. Nelson
John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

/s/ John L. Pierschbacher
John L. Pierschbacher, Chief Financial Officer
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

/s/ Thomas H. Pohlman
Thomas H. Pohlman, Director

/s/ Kevin L. Swartz
Kevin L. Swartz, Director