Form 10-Q
period 2019-03-31
AMES NATIONAL CORP
filed 2019-05-07
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-32637

AMES NATIONAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

IOWA	42-1039071
(State of Incorporation)	(I. R. S. Employer
Identification Number)

405 FIFTH STREET

AMES, IOWA 50010

(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code: (515) 232-6251

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X         No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer____ Accelerated filer    X    Non-accelerated filer____ Smaller reporting company   X    Emerging growth company____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No     X

As of April 26, 2019 there were 9,241,916 shares of common stock, $2 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	ATLO	NASDAQ

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS

Cash and due from banks	$24,133,336	$30,384,066
Interest bearing deposits in financial institutions	58,738,001	26,057,513
Securities available-for-sale	455,553,634	458,971,162
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	2,661,600	3,191,200
Loans receivable, net	886,556,795	890,461,479
Loans held for sale	256,500	401,287
Bank premises and equipment, net	15,698,236	15,813,196
Accrued income receivable	9,101,698	9,415,570
Other real estate owned	564,667	829,603
Bank-owned life insurance	2,789,711	2,773,729
Deferred income taxes, net	2,355,018	3,848,713
Intangible assets, net	2,514,220	2,677,884
Goodwill	9,744,472	9,744,472
Other assets	1,649,475	1,117,477

Total assets	$1,472,317,363	$1,455,687,351

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$221,211,912	$230,113,170
NOW accounts	386,717,224	366,178,715
Savings and money market	424,084,571	418,384,284
Time, $250,000 and over	49,058,130	40,014,550
Other time	171,442,325	166,393,120
Total deposits	1,252,514,162	1,221,083,839

Securities sold under agreements to repurchase	32,396,757	40,674,486
Federal Home Loan Bank (FHLB) advances	2,000,000	14,600,000
Dividends payable	2,218,277	2,137,460
Accrued expenses and other liabilities	5,411,409	4,326,502
Total liabilities	1,294,540,605	1,282,822,287

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,242,822 and 9,293,305 shares as of March 31, 2019 and December 31, 2018, respectively	18,485,644	18,586,610
Additional paid-in capital	19,276,388	20,461,724
Retained earnings	139,910,979	137,891,821
Accumulated other comprehensive income (loss) - net unrealized income (loss) on securities available-for-sale	103,747	(4,075,091)
Total stockholders' equity	177,776,758	172,865,064

Total liabilities and stockholders' equity	$1,472,317,363	$1,455,687,351

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	Three Months Ended
	March 31,
	2019	2018

Interest income:
Loans, including fees	$10,701,429	$8,888,855
Securities:
Taxable	1,488,852	1,529,122
Tax-exempt	1,100,574	1,186,346
Interest bearing deposits and federal funds sold	237,568	193,035
Total interest income	13,528,423	11,797,358

Interest expense:
Deposits	2,358,832	1,362,481
Other borrowed funds	199,214	248,390
Total interest expense	2,558,046	1,610,871

Net interest income	10,970,377	10,186,487

Provision for loan losses	98,094	29,000

Net interest income after provision for loan losses	10,872,283	10,157,487

Noninterest income:
Wealth management income	784,614	751,000
Service fees	370,296	338,242
Gain on sale of loans held for sale	172,726	177,200
Merchant and card fees	361,141	309,659
Other noninterest income	236,931	187,901
Total noninterest income	1,925,708	1,764,002

Noninterest expense:
Salaries and employee benefits	4,715,828	4,568,045
Data processing	891,381	781,032
Occupancy expenses, net	599,005	494,946
FDIC insurance assessments	100,229	105,995
Professional fees	388,846	345,407
Business development	268,597	254,548
Intangible asset amortization	163,664	87,535
Other operating expenses, net	329,206	227,629
Total noninterest expense	7,456,756	6,865,137

Income before income taxes	5,341,235	5,056,352

Provision for income taxes	1,103,800	1,019,600

Net income	$4,237,435	$4,036,752

Basic and diluted earnings per share	$0.46	$0.43

Dividends declared per share	$0.24	$0.48

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended
	March 31,
	2019	2018

Net income	$4,237,435	$4,036,752
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	5,571,784	(5,033,043)
Less: reclassification adjustment for gains realized in net income	-	-
Other comprehensive income (loss), before tax	5,571,784	(5,033,043)
Tax effect related to other comprehensive income (loss)	(1,392,946)	1,258,605
Other comprehensive income (loss), net of tax	4,178,838	(3,774,438)
Comprehensive income	$8,416,273	$262,314

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
Three Months Ended March 31, 2019 and 2018
	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders' Equity

Balance, December 31, 2017	$18,621,826	$20,878,728	$131,684,961	$(432,373)	$170,753,142
Net income	-	-	4,036,752	-	4,036,752
Other comprehensive income	-	-	-	(3,774,438)	(3,774,438)
The cumulative effect from change in accounting policy (1)	-	-	82,700	(82,700)	-
Cash dividends declared, $0.48 per share		-	(4,469,238)	-	(4,469,238)
Balance, March 31, 2018	$18,621,826	$20,878,728	$131,335,175	$(4,289,511)	$166,546,218

Balance, December 31, 2018	$18,586,610	$20,461,724	$137,891,821	$(4,075,091)	$172,865,064
Net income	-	-	4,237,435	-	4,237,435
Other comprehensive income	-	-	-	4,178,838	4,178,838
Retirement of 50,483 shares of stock	(100,966)	(1,185,336)	-	-	(1,286,302)
Cash dividends declared, $0.24 per share	-	-	(2,218,277)	-	(2,218,277)
Balance, March 31, 2019	$18,485,644	$19,276,388	$139,910,979	$103,747	$177,776,758

(1) The cumulative effect for the year ended December 31, 2018, reflects adoption in first quarter 2018 of ASU 2018-02.

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Three Months Ended March 31, 2019 and 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,237,435	$4,036,752
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	98,094	29,000
Provision for off-balance sheet commitments	-	(4,000)
Amortization, net	389,806	515,844
Amortization of intangible asset	163,664	87,535
Depreciation	283,521	260,358
Deferred income taxes	100,750	(48,299)
(Gain) on sales of loans held for sale	(172,726)	(177,200)
Proceeds from loans held for sale	6,681,879	7,516,348
Originations of loans held for sale	(6,364,366)	(7,488,054)
Loss on sale of premises and equipment, net	-	115
Loss on sale and foreclosure of other real estate owned, net	11,106	-
Change in assets and liabilities:
Decrease in accrued income receivable	313,872	652,135
(Increase) decrease in other assets	(543,520)	104,485
Increase in accrued expenses and other liabilities	1,084,907	867,498
Net cash provided by operating activities	6,284,422	6,352,517

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(3,781,499)	(7,854,442)
Proceeds from maturities and calls of securities available-for-sale	12,251,722	8,364,369
Purchase of FHLB stock	(2,112,500)	(227,700)
Proceeds from the redemption of FHLB stock	2,642,100	691,500
Net (increase) in interest bearing deposits in financial institutions	(32,680,488)	(25,810,886)
Net (increase) decrease in loans	3,927,737	(802,576)
Net proceeds from the sale of other real estate owned	253,830	-
Purchase of bank premises and equipment, net	(163,999)	(204,726)
Other	(15,982)	(14,960)
Net cash (used in) investing activities	(19,679,079)	(25,859,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	31,445,418	36,032,857
(Decrease) in securities sold under agreements to repurchase	(8,277,729)	(890,601)
Payments on FHLB borrowings and other borrowings	-	(17,500,000)
Payments on short-term borrowings	(12,600,000)	-
Dividends paid	(2,137,460)	(2,048,401)
Stock repurchases	(1,286,302)	-
Net cash provided by financing activities	7,143,927	15,593,855
Net (decrease) in cash and due from banks	(6,250,730)	(3,913,049)

CASH AND DUE FROM BANKS
Beginning	30,384,066	26,397,550
Ending	$24,133,336	$22,484,501

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Three Months Ended March 31, 2019 and 2018

	2019	2018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$2,405,437	$1,538,837
Income taxes	-	-

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three months ended March 31, 2019 and 2018 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At March 31, 2019, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

New and Pending Accounting Pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, which amends ASC 842, Leases. This update provides for an adoption option that will not require earlier periods to be restated at the adoption date. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2018. Early application is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. The Company is currently planning for the implementation of this accounting standard and has chosen a vendor for a software solution and has begun implementation of the software. It is too early to assess the impact that the guidance will have on the Company’s consolidated financial statements.

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

Reclassifications: Certain amounts in prior year financial statements have been reclassified, with no effect on net income, comprehensive income or stockholder’s equity, to conform to current period presentation.

2.      Bank Acquisition

On September 14, 2018, First National Bank (FNB) completed the purchase and merger of Clarke County State Bank (CCSB) located in Osceola and Murray, Iowa (the “Acquisition”). The Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share. The acquired assets and liabilities are recorded at fair value at the date of acquisition and were reflected in the September 30, 2018 financial statements as such. 100% of the stock of CCSB was purchased for cash consideration of $14.8 million. As a result of this acquisition, the Company recorded a core deposit intangible asset of $2.0 million and goodwill of $3.0 million. The results of operations for this acquisition have been included since the transaction date of September 14, 2018. The fair value of purchased credit deteriorated loans related to the Acquisition is $386,000. These purchased loans are included in the impaired loan category in the financial statements.

The following table summarizes the fair value of the total consideration transferred as a part of the Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Cash consideration transferred	$14,806,981

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and due from banks	$1,363,762
Federal funds sold	1,154,000
Interest bearing deposits in financial institutions	1,475,000
Securities available-for-sale	17,196,715
Federal Home Loan Bank stock	129,600
Loans receivable	76,041,470
Accrued interest receivable	862,895
Bank premises and equipment	924,400
Other real estate owned	120,000
Deferred income taxes	49,150
Bank owned life insurance	2,754,798
Core deposit intangible asset	2,002,000
Other assets	13,996
Deposits	(83,169,311)
Federal funds purchased	(9,000,000)
Accrued interest payable and other liabilities	(123,749)

Total identifiable net assets	11,794,726

Goodwill	$3,012,255

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

3.    Dividends

On February 13, 2019, the Company declared a cash dividend on its common stock, payable on May 15, 2019 to stockholders of record as of May 1, 2019, equal to $0.24 per share

4.   Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2019 and 2018 were 9,258,047 and 9,310,913, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

5.    Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2018.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2019 and December 31, 2018. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2019

U.S. government treasuries	$7,904	$7,904	$-	$-
U.S. government agencies	109,818	-	109,818	-
U.S. government mortgage-backed securities	68,493	-	68,493	-
State and political subdivisions	214,558	-	214,558	-
Corporate bonds	54,781	-	54,781	-

	$455,554	$7,904	$447,650	$-

2018

U.S. government treasuries	$7,800	$7,800	$-	$-
U.S. government agencies	110,268	-	110,268	-
U.S. government mortgage-backed securities	70,382	-	70,382	-
State and political subdivisions	215,955	-	215,955	-
Corporate bonds	54,566	-	54,566	-

	$458,971	$7,800	$451,171	$-

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2019.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of March 31, 2019 and December 31, 2018. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2019

Loans receivable	$2,297	$-	$-	$2,297
Other real estate owned	565	-	-	565

Total	$2,862	$-	$-	$2,862

2018

Loans receivable	$2,030	$-	$-	$2,030
Other real estate owned	830	-	-	830

Total	$2,860	$-	$-	$2,860

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

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 are as follows: (in thousands)

	2019
	Estimated	Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Average)

Impaired Loans	$2,297	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$565	Appraisal	Appraisal adjustment	6%	-	8%	(7%	)

	2018
	Estimated	Valuation	Unobservable	Range
	Fair Value	Techniques	Inputs	(Average)

Impaired Loans	$2,030	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$830	Appraisal	Appraisal adjustment	6%	-	8%	(7%	)

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

The following disclosures represent financial instruments in which the ending balances at March 31, 2019 and December 31, 2018 are not carried at fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments as described above as of March 31, 2019 and December 31, 2018 are as follows: (in thousands)

		2019		2018
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$24,133	$24,133	$30,384	$30,384
Interest bearing deposits	Level 1	58,738	58,738	26,058	26,058
Securities available-for-sale	See previous table	455,554	455,554	458,971	458,971
FHLB and FRB stock	Level 2	2,662	2,662	3,191	3,191
Loans receivable, net	Level 2	886,557	861,710	890,461	864,417
Loans held for sale	Level 2	257	257	401	401
Accrued income receivable	Level 1	9,102	9,102	9,416	9,416
Financial liabilities:
Deposits	Level 2	$1,252,514	$1,251,841	$1,221,084	$1,219,643
Securities sold under agreements to repurchase	Level 1	32,397	32,397	40,674	40,674
FHLB advances	Level 2	2,000	1,970	14,600	14,559
Accrued interest payable	Level 1	816	816	649	649

The methodologies used to determine fair value as of March 31, 2019 did not change from the methodologies described in the December 31, 2018 Annual Financial Statements.

7.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of March 31, 2019 and December 31, 2018 are summarized below: (in thousands)

2019:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$7,935	$-	$(31)	$7,904
U.S. government agencies	109,834	446	(462)	109,818
U.S. government mortgage-backed securities	68,531	279	(317)	68,493
State and political subdivisions	214,333	944	(719)	214,558
Corporate bonds	54,783	271	(273)	54,781
	$455,416	$1,940	$(1,802)	$455,554

2018:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$7,925	$-	$(125)	$7,800
U.S. government agencies	111,759	73	(1,564)	110,268
U.S. government mortgage-backed securities	71,596	88	(1,302)	70,382
State and political subdivisions	217,247	465	(1,757)	215,955
Corporate bonds	55,877	2	(1,313)	54,566
	$464,404	$628	$(6,061)	$458,971

There were no proceeds, gains and losses from securities available-for-sale for the quarter ended March 31, 2019 and 2018.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of March 31, 2019 and December 31, 2018 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2019:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	$6,412	$(31)	$6,412	$(31)
U.S. government agencies	-	-	68,294	(462)	68,294	(462)
U.S. government mortgage-backed securities	615	(4)	40,260	(313)	40,875	(317)
State and political subdivisions	11,054	(5)	69,439	(714)	80,493	(719)
Corporate bonds	246	(1)	33,107	(272)	33,353	(273)
	$11,915	$(10)	$217,512	$(1,792)	$229,427	$(1,802)

	Less than 12 Months		12 Months or More		Total
2018:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$2,962	$(11)	$4,838	$(114)	$7,800	$(125)
U.S. government agencies	26,099	(218)	73,192	(1,346)	99,291	(1,564)
U.S. government mortgage-backed securities	25,037	(277)	37,632	(1,025)	62,669	(1,302)
State and political subdivisions	60,600	(302)	83,494	(1,455)	144,094	(1,757)
Corporate bonds	19,239	(256)	34,254	(1,057)	53,493	(1,313)
	$133,937	$(1,064)	$233,410	$(4,997)	$367,347	$(6,061)

Gross unrealized losses on debt securities totaled $1,802,000 as of March 31, 2019. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

8.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of March 31, 2019 and December 31, 2018 is as follows (in  thousands):

	2019	2018

Real estate - construction	$53,533	$51,364
Real estate - 1 to 4 family residential	167,909	169,722
Real estate - commercial	386,730	389,532
Real estate - agricultural	105,709	103,652
Commercial	84,082	86,194
Agricultural	84,027	85,202
Consumer and other	16,458	16,566
	898,448	902,232
Less:
Allowance for loan losses	(11,812)	(11,684)
Deferred loan fees	(79)	(87)
	$886,557	$890,461

Activity in the allowance for loan losses, on a disaggregated basis, for the three months ended March 31, 2019 and 2018 is as follows: (in thousands)

	Three Months Ended March 31, 2019
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2018	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684
Provision (credit) for loan losses	26	28	155	60	(190)	8	11	98
Recoveries of loans charged-off	11	2	-	-	28	-	-	41
Loans charged-off	-	-	-	-	(5)	-	(6)	(11)
Balance, March 31, 2019	$736	$1,850	$4,770	$1,258	$1,610	$1,392	$196	$11,812

	Three Months Ended March 31, 2018
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2017	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321
Provision (credit) for loan losses	8	26	29	(20)	(6)	(3)	(5)	29
Recoveries of loans charged-off	-	2	-	-	18	-	8	28
Loans charged-off	-	-	-	-	(1)	-	(54)	(55)
Balance, March 31, 2018	$804	$1,744	$4,763	$977	$1,750	$1,168	$117	$11,323

Allowance for loan losses disaggregated on the basis of impairment analysis method as of March 31, 2019 and December 31, 2018 is as follows: (in thousands)

2019		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$52	$-	$-	$295	$-	$13	$360
Collectively evaluated for impairment	736	1,798	4,770	1,258	1,315	1,392	183	11,452
Balance March 31, 2019	$736	$1,850	$4,770	$1,258	$1,610	$1,392	$196	$11,812

2018		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$53	$-	$-	$430	$-	$18	$501
Collectively evaluated for impairment	699	1,767	4,615	1,198	1,347	1,384	173	11,183
Balance December 31, 2018	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684

Loans receivable disaggregated on the basis of impairment analysis method as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

2019		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$350	$133	$71	$2,773	$-	$13	$3,340
Collectively evaluated for impairment	53,533	167,559	386,597	105,638	81,309	84,027	16,445	895,108

Balance March 31, 2019	$53,533	$167,909	$386,730	$105,709	$84,082	$84,027	$16,458	$898,448

2018		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$365	$128	$74	$2,648	$-	$19	$3,234
Collectively evaluated for impairment	51,364	169,357	389,404	103,578	83,546	85,202	16,547	898,998

Balance December 31, 2018	$51,364	$169,722	$389,532	$103,652	$86,194	$85,202	$16,566	$902,232

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

Impaired loans, on a disaggregated basis, as of March 31, 2019 and December 31, 2018: (in thousands)

	2019			2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	241	248	-	252	277	-
Real estate - commercial	133	585	-	128	601	-
Real estate - agricultural	71	86	-	74	88	-
Commercial	238	251	-	248	258	-
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	1	2	-
Total loans with no specific reserve:	683	1,170	-	703	1,226	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	109	136	52	113	139	53
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	2,535	2,537	295	2,400	2,506	430
Agricultural	-	-	-	-	-	-
Consumer and other	13	17	13	18	22	18
Total loans with specific reserve:	2,657	2,690	360	2,531	2,667	501

Total
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	350	384	52	365	416	53
Real estate - commercial	133	585	-	128	601	-
Real estate - agricultural	71	86	-	74	88	-
Commercial	2,773	2,788	295	2,648	2,764	430
Agricultural	-	-	-	-	-	-
Consumer and other	13	17	13	19	24	18

	$3,340	$3,860	$360	$3,234	$3,893	$501

Average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018: (in thousands)

	Three Months Ended March 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	247	20	570	23
Real estate - commercial	131	31	409	258
Real estate - agricultural	73	-	-	-
Commercial	243	-	95	-
Agricultural	-	-	-	-
Consumer and other	1	-	13	-
Total loans with no specific reserve:	695	51	1,087	281

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	111	-	226	-
Real estate - commercial	-	-	225	-
Real estate - agricultural	-	-	-	-
Commercial	2,468	-	2,965	-
Agricultural	-	-	-	-
Consumer and other	16	1	44	1
Total loans with specific reserve:	2,595	1	3,460	1

Total
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	358	20	796	23
Real estate - commercial	131	31	634	258
Real estate - agricultural	73	-	-	-
Commercial	2,711	-	3,060	-
Agricultural	-	-	-	-
Consumer and other	17	1	57	1

	$3,290	$52	$4,547	$282

The interest foregone on nonaccrual loans for the three months ended March 31, 2019 and 2018 was approximately $58,000 and $83,000, respectively.

Nonaccrual loans at March 31, 2019 and December 31, 2018 were $3,339,000 and $3,234,000 respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $2,662,000 as of March 31, 2019, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $2,350,000 as of December 31, 2018, all of which were included in impaired and nonaccrual loans.

During the three months ended March 31, 2019 and 2018, the Company did not grant concessions to any borrowers.

The Company considers TDR loans to have payment default when it is past due 60 days or more.

No TDR modified during the three months ended March 31, 2019 had payment defaults. One TDR modified during the twelve months ended March 31, 2018 had payment defaults. There were no charge-offs related to TDRs for the three months ended March 31, 2019 and 2018. No additional specific reserve were provided for the three months ended March 31, 2019. A $12,000 specific reserve was established in the three months ended March 31, 2018.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2019 and December 31, 2018, is as follows: (in thousands)

2019		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$53,533	$53,533	$-
Real estate - 1 to 4 family residential	1,095	370	1,465	166,444	167,909	20
Real estate - commercial	1,065	-	1,065	385,665	386,730	-
Real estate - agricultural	1,290	-	1,290	104,419	105,709	-
Commercial	545	12	557	83,525	84,082	-
Agricultural	3,201	30	3,231	80,796	84,027	30
Consumer and other	106	13	119	16,339	16,458	-

	$7,302	$425	$7,727	$890,721	$898,448	$50

2018		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$376	$-	$376	$50,988	$51,364	$-
Real estate - 1 to 4 family residential	1,032	302	1,334	168,388	169,722	150
Real estate - commercial	-	-	-	389,532	389,532	-
Real estate - agricultural	-	-	-	103,652	103,652	-
Commercial	595	248	843	85,351	86,194	-
Agricultural	89	-	89	85,113	85,202	-
Consumer and other	76	-	76	16,490	16,566	-

	$2,168	$550	$2,718	$899,514	$902,232	$150

The credit risk profile by internally assigned grade, on a disaggregated basis, as of March 31, 2019 and December 31, 2018 is as follows: (in thousands)

2019	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$46,979	$337,461	$74,011	$59,708	$53,670	$571,829
Watch	6,554	30,086	23,268	17,510	27,799	105,217
Special Mention	-	4,727	303	-	52	5,082
Substandard	-	14,323	8,056	4,091	2,506	28,976
Substandard-Impaired	-	133	71	2,773	-	2,977

	$53,533	$386,730	$105,709	$84,082	$84,027	$714,081

2018	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$45,991	$345,262	$72,562	$64,850	$58,818	$587,483
Watch	5,373	26,177	22,758	13,998	22,628	90,934
Special Mention	-	4,775	1,675	264	747	7,461
Substandard	-	13,221	6,583	4,434	3,009	27,247
Substandard-Impaired	-	97	74	2,648	-	2,819

	$51,364	$389,532	$103,652	$86,194	$85,202	$715,944

The credit risk profile based on payment activity, on a disaggregated basis, as of March 31, 2019 and December 31, 2018 is as follows:

2019	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$167,539	$16,445	$183,984
Non-performing	370	13	383

	$167,909	$16,458	$184,367

2018	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$169,206	$16,547	$185,753
Non-performing	516	19	535

	$169,722	$16,566	$186,288

9.	Goodwill

As of September 14, 2018, as a result of the acquisition of CCSB, FNB recognized $3.0 million of goodwill. Goodwill recognized in the Acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of CCSB branches with FNB. Goodwill is not amortized but is evaluated for impairment at least annually. For income tax purposes, goodwill associated with CCSB is not amortized and goodwill associated with previous acquisition is amortized over fifteen years.

10.	Intangible assets

In conjunction with the acquisition of CCSB in 2018, the Company recorded $2.0 million in core deposit intangible assets. The following sets forth the carrying amounts and accumulated amortization of the intangible assets at March 31, 2019 and December 31, 2018: (in thousands)

	2019		2018
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$4,520	$2,358	$4,520	$2,212
Customer list	535	183	535	165

Total	$5,055	$2,541	$5,055	$2,377

The weighted average life of the intangible assets is 3.4 years as of March 31, 2019 and 3.5 years as of December 31, 2018.

The following sets forth the activity related to the intangible assets for the three months ended March 31, 2019 and 2018: (in thousands)

	Three Months Ended
	March 31,
	2019	2018

Beginning intangible asset, net	$2,678	$1,091
Adjustment to intangible asset	-	15
Amortization	(164)	(87)

Ending intangible asset, net	$2,514	$1,019

Estimated remaining amortization expense on core deposit intangible for the years ending December 31 is as follows: (in thousands)

2019	$376
2020	440
2021	402
2022	368
2023	315
2024	166
After	447

Intangible asset, net	$2,514

11.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of March 31, 2019 and December 31, 2018: (in thousands)

	2019	2018

Securities sold under agreements to repurchase:
U.S. government treasuries	$4,463	$4,406
U.S. government agencies	39,179	41,375
U.S. government mortgage-backed securities	20,022	19,893

Total pledged collateral	$63,664	$65,674

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

12.	Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows: (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2019:
Total capital (to risk-weighted assets):
Consolidated	$178,441	16.3%	$115,240	10.50%	N/A	N/A
Boone Bank & Trust	15,627	16.5	9,945	10.50	$9,472	10.0%
First National Bank	82,776	13.5	64,310	10.50	61,247	10.0
Reliance State Bank	28,032	15.5	18,997	10.50	18,093	10.0
State Bank & Trust	20,360	15.9	13,461	10.50	12,820	10.0
United Bank & Trust	14,801	18.6	8,333	10.50	7,936	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$166,088	15.1%	$93,290	8.50%	N/A	N/A
Boone Bank & Trust	14,688	15.5	8,051	8.50	$7,577	8.0%
First National Bank	76,249	12.4	52,060	8.50	48,998	8.0
Reliance State Bank	25,779	14.2	15,379	8.50	14,474	8.0
State Bank & Trust	18,755	14.6	10,897	8.50	10,256	8.0
United Bank & Trust	13,983	17.6	6,746	8.50	6,349	8.0

Tier 1 capital (to average-weighted assets):
Consolidated	$166,088	11.5%	$57,549	4.00%	N/A	N/A
Boone Bank & Trust	14,688	11.4	5,158	4.00	$6,447	5.0%
First National Bank	76,249	9.2	33,042	4.00	41,302	5.0
Reliance State Bank	25,779	11.9	8,687	4.00	10,859	5.0
State Bank & Trust	18,755	11.5	6,485	4.00	8,106	5.0
United Bank & Trust	13,983	12.9	4,345	4.00	5,432	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$166,088	15.1%	$76,827	7.00%	N/A	N/A
Boone Bank & Trust	14,688	15.5	6,630	7.00	$6,156	6.5%
First National Bank	76,249	12.4	42,873	7.00	39,811	6.5
Reliance State Bank	25,779	14.2	12,665	7.00	11,760	6.5
State Bank & Trust	18,755	14.6	8,974	7.00	8,333	6.5
United Bank & Trust	13,983	17.6	5,555	7.00	5,159	6.5

* These ratios for March 31, 2019 include a capital conservation buffer of 2.5%, except for the Tier 1 capital to average weighted assets ratios.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018:
Total capital (to risk-weighted assets):
Consolidated	$177,405	16.1%	$109,082	9.875%	N/A	N/A
Boone Bank & Trust	15,632	17.0	9,092	9.875	$9,207	10.0%
First National Bank	81,419	13.1	61,312	9.875	62,088	10.0
Reliance State Bank	27,880	14.8	18,576	9.875	18,811	10.0
State Bank & Trust	20,358	16.2	12,427	9.875	12,585	10.0
United Bank & Trust	14,790	19.5	7,489	9.875	7,583	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$165,181	15.0%	$86,989	7.875%	N/A	N/A
Boone Bank & Trust	14,722	16.0	7,251	7.875	$7,366	8.0%
First National Bank	74,995	12.1	48,894	7.875	49,671	8.0
Reliance State Bank	25,622	13.6	14,813	7.875	15,049	8.0
State Bank & Trust	18,783	14.9	9,910	7.875	10,068	8.0
United Bank & Trust	13,974	18.4	5,972	7.875	6,067	8.0

Tier 1 capital (to average-weighted assets):
Consolidated	$165,181	11.3%	$58,635	4.000%	N/A	N/A
Boone Bank & Trust	14,722	11.2	5,277	4.000	$6,596	5.0%
First National Bank	74,995	9.1	33,034	4.000	41,292	5.0
Reliance State Bank	25,622	11.7	8,730	4.000	10,913	5.0
State Bank & Trust	18,783	11.8	6,384	4.000	7,980	5.0
United Bank & Trust	13,974	12.7	4,402	4.000	5,503	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$165,181	15.0%	$70,420	6.375%	N/A	N/A
Boone Bank & Trust	14,722	16.0	5,870	6.375	$5,985	6.5%
First National Bank	74,995	12.1	39,581	6.375	40,357	6.5
Reliance State Bank	25,622	13.6	11,992	6.375	12,227	6.5
State Bank & Trust	18,783	14.9	8,023	6.375	8,180	6.5
United Bank & Trust	13,974	18.4	4,834	6.375	4,929	6.5

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

13.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after March 31, 2019, but prior to May 7, 2019, that provided additional evidence about conditions that existed at March 31, 2019. There were no other significant events or transactions that provided evidence about conditions that did not exist at March 31, 2019.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs thirteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training and the coordination of management activities, in addition to 230 full-time equivalent individuals employed by the Banks, including employees from the Acquisition.

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

The Company had net income of $4,237,000, or $0.46 per share, for the three months ended March 31, 2019, compared to net income of $4,037,000, or $0.43 per share, for the three months ended March 31, 2018.

The increase in quarterly earnings can be primarily attributed to improved loan interest income, offset in part by elevated deposit interest expense, higher salary and employee benefits, data processing and occupancy expenses.

Net loan charge-offs (recoveries) totaled $(30,000) and $27,000 for the three months ended March 31, 2019 and 2018, respectively. The provision for loan losses totaled $98,000 and $29,000 for the three months ended March 31, 2019 and 2018, respectively.

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

●     Balance Sheet Review

●     Asset Quality Review and Credit Risk Management

●     Liquidity and Capital Resources

●     Forward-Looking Statements and Business Risks

●     Non-GAAP Financial Measures

Challenges

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges. These challenges are addressed in the Company’s most recent Annual Report on Form 10-K filed on March 12, 2019.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 5,406 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months
	Ended
	March 31,	Years Ended December 31,
	2019	2018		2017
	Company	Company	Industry*	Company	Industry

Return on assets	1.17%	1.23%	1.35%	1.00%	0.97%

Return on equity	9.73%	10.09%	11.98%	8.02%	8.64%

Net interest margin	3.23%	3.23%	3.40%	3.25%	3.25%

Efficiency ratio	57.82%	55.90%	56.27%	52.70%	57.94%

Capital ratio	12.05%	12.18%	9.70%	12.48%	9.62%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.17% and 1.19% for the three months ended March 31, 2019 and 2018, respectively.   This ratio remained consistent when comparing 2019 to 2018, as net income increased in proportion to the increase in average assets.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was 9.73% and 9.55% for the three months ended March 31, 2019 and 2018, respectively. This ratio remained consistent when comparing 2019 to 2018, as net income increased in proportion to the increase in average equity.

●     Net Interest Margin

The net interest margin for the three months ended March 31, 2019 and 2018 was 3.23% and 3.19%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 57.82% and 57.45% for the three months ended March 31, 2019 and 2018, respectively. This ratio remained consistent when comparing 2019 to 2018.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.05% as of March 31, 2019 is significantly higher than the industry average of 9.70% as of December 31, 2018.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2018:

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

Loan-Loss Provisions Increase Modestly

Banks set aside $14 billion in loan-loss provisions during the fourth quarter, the highest level since fourth quarter 2012. Loan-loss provisions rose by $397.3 million (2.9%) from fourth quarter 2017, with close to 40% of all banks reporting increases. Loan-loss provisions as a percent of net operating revenue declined from 8.3% at year-end 2017 to 8.2%.

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

Critical Accounting Policies

The discussion contained in this Item 2 and other disclosures included within this report are based, in part, on the Company’s audited December 31, 2018 consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Goodwill

Goodwill arose in connection with three acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At March 31, 2019, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

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

	Three Months Ended March 31,
	2019	2018
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$10,970	$10,186
Tax-equivalent adjustment (1)	293	316
Net interest income on an FTE basis (non-GAAP)	11,263	10,502
Average interest-earning assets	$1,393,813	$1,318,775
Net interest margin on an FTE basis (non-GAAP)	3.23%	3.19%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended March 31, 2019 and 2018

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2019 and 2018:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2019			2018

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$84,182	$1,120	5.32%	$73,424	$868	4.73%
Agricultural	81,216	1,284	6.32%	68,557	968	5.65%
Real estate	714,021	8,092	4.53%	632,041	6,941	4.39%
Consumer and other	16,686	205	4.90%	8,827	112	5.08%

Total loans (including fees)	896,105	10,701	4.78%	782,849	8,889	4.54%

Investment securities
Taxable	251,145	1,489	2.37%	272,013	1,529	2.25%
Tax-exempt 2	209,071	1,393	2.67%	226,429	1,502	2.65%
Total investment securities	460,216	2,882	2.50%	498,442	3,031	2.43%

Other interest-earning assets	37,492	238	2.53%	37,484	193	2.06%

Total interest-earning assets	1,393,813	$13,821	3.97%	1,318,775	$12,113	3.67%

Noninterest-earning assets	52,602			41,368

TOTAL ASSETS	$1,446,415			$1,360,143

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2019			2018

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$786,677	$1,517	0.77%	$721,246	$830	0.46%
Time deposits	213,970	842	1.57%	195,073	531	1.09%
Total deposits	1,000,647	2,359	0.94%	916,319	1,362	0.59%
Other borrowed funds	43,460	199	1.83%	59,626	248	1.67%

Total Interest-bearing liabilities	1,044,107	2,558	0.98%	975,945	1,611	0.66%

Noninterest-bearing liabilities
Demand deposits	220,155			206,726
Other liabilities	7,863			8,423

Stockholders' equity	174,290			169,049

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,446,415			$1,360,143

Net interest income		$11,263	3.23%		$10,502	3.19%

Spread Analysis
Interest income/average assets	$13,821	3.82%		$12,113	3.56%
Interest expense/average assets	$2,558	0.71%		$1,611	0.47%
Net interest income/average assets	$11,263	3.11%		$10,502	3.09%

Net Interest Income

For the three months ended March 31, 2019 and 2018, the Company's net interest margin adjusted for tax exempt income was 3.23% and 3.19%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2019 totaled $10,970,000 compared to $10,186,000 for the three months ended March 31, 2018.

For the three months ended March 31, 2019, interest income increased $1,731,000, or 15%, when compared to the same period in 2018. The increase from 2018 was primarily attributable to increased loan volume and rates, offset in part by recognition of nonaccrual interest income in 2018. The increase in loan volume was due to the Acquisition and a favorable lending environment in our market areas since March 31, 2018. Nonaccrual interest income recognized in the three months ended March 31, 2019 was $52,000 as compared to $282,000 for the same period in 2018. Loan interest rates increased in conjunction with general market interest rates, as the Federal Reserve Bank increased short term interest rate targets by 1.00% since March 31, 2018.

Interest expense increased $947,000, or 59%, for the three months ended March 31, 2019 when compared to the same period in 2018. The higher interest expense for the period is primarily attributable to higher rates on deposits due to market interest rates and competitive pressures.

Provision for Loan Losses

The Company’s provision for loan losses was $98,000 and $29,000 for the three months ended March 31, 2019 and 2018, respectively. Net loan charge-offs (recoveries) were $(30,000) and $27,000 for the three months ended March 31, 2019 and 2018, respectively. While the current provision for loan losses are not related to agricultural loans, the Iowa agricultural economy remains challenged as the result of the current low grain prices and potential tariff concerns on Iowa exports.

Noninterest Income and Expense

Noninterest income increased $162,000 for the three months ended March 31, 2019 compared to the same period in 2018. The increase in noninterest income is primarily due to the Acquisition and higher wealth management income. The increase in wealth management income was primarily related to growth in the assets under management, fueled by a growing equity market and new account relationships.

Noninterest expense increased $592,000 or 9% for the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of the Acquisition. Salaries and benefits was the largest component of the increase in noninterest expense which also includes normal salary and employee benefit increases, offset in part by a one-time $1,000 bonus paid to full-time employees in 2018. The efficiency ratio was 57.8% for the first quarter of 2019 as compared to 57.4% in 2018.

Income Taxes

The provision for income taxes expense for the three months ended March 31, 2019 and 2018 was $1,104,000 and $1,020,000, respectively, representing an effective tax rate of 21% and 20%, respectively. The lower than expected effective tax rate for both periods is primarily due to tax-exempt interest income.

Balance Sheet Review

As of March 31, 2019, total assets were $1,472,317,000, a $16,630,000 increase compared to December 31, 2018. The increase in assets, primarily interest bearing deposits, was funded primarily by deposits.

Investment Portfolio

The investment portfolio totaled $455,554,000 as of March 31, 2019, a decrease of $3,418,000 from the December 31, 2018 balance of $458,971,000. The decrease in securities available-for-sale is primarily due to payments and maturities on the entire portfolio, offset in part by increases in the unrealized gain on the investment portfolio as market interest rates caused an increase in the fair value of the investment portfolio.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of March 31, 2019, gross unrealized losses of $1,802,000, are considered to be temporary in nature due to the interest rate environment of 2019 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At March 31, 2019, the Company’s investment securities portfolio included securities issued by 249 government municipalities and agencies located within 17 states with a fair value of $214.6 million. At December 31, 2018, the Company’s investment securities portfolio included securities issued by 263 government municipalities and agencies located within 16 states with a fair value of $216.0 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of March 31, 2019 was $3.9 million (approximately 2.0% of the fair value of the governmental municipalities and agencies) represented by the West Des Moines, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of March 31, 2019 and December 31, 2018 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2019		2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$62,217	$62,304	$59,935	$59,481
Texas	10,803	10,880	11,822	11,803
Pennsylvania	9,171	9,235	9,167	9,144
Washington	6,878	6,842	6,905	6,762
Other (2019: 12 states; 2018: 12 states)	16,966	17,118	17,138	17,198

Total general obligation bonds	$106,035	$106,379	$104,967	$104,388

Revenue bonds:
Iowa	$101,017	$100,873	$104,589	$103,925
Other (2019: 6 states; 2018: 7 states)	7,281	7,306	7,691	7,642

Total revenue bonds	$108,298	$108,179	$112,280	$111,567

Total obligations of states and political subdivisions	$214,333	$214,558	$217,247	$215,955

As of March 31, 2019 and December 31, 2018, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 5 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2019		2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$58,482	$58,648	$60,422	$60,322
Water	13,856	13,767	13,863	13,644
College and universities, primarily dormitory revenues	7,610	7,593	8,183	8,139
Leases	9,112	9,080	8,958	8,861
Other	19,238	19,091	20,854	20,601

Total revenue bonds by revenue source	$108,298	$108,179	$112,280	$111,567

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $886,557,000, $890,461,000 and $772,495,000 as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. Loan demand has moderated since year end. The increase in the loan portfolio since March 31, 2018 is primarily due to the Acquisition.

Deposits

Deposits totaled $1,252,514,000, $1,221,084,000 and $1,170,424,000 as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively. The increase in deposits since December 31, 2018 was primarily due to public fund balances in NOW accounts. The increase in deposits since March 31, 2018 is primarily due to the Acquisition.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $32,397,000 as of March 31, 2019, a decrease of $8,278,000, or 20%, from the December 31, 2018 balance of $40,674,000. The decrease was due primarily to a decrease in the balances of one existing customer.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2018.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2019 totaled $886,557,000 compared to $890,461,000 as of December 31, 2018. Net loans comprise 60% of total assets as of March 31, 2019. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.38% at March 31, 2019, as compared to 0.38% at December 31, 2018 and 0.55% at March 31, 2018. The Company’s level of problem loans as a percentage of total loans at March 31, 2019 of 0.38% is lower than the Iowa State Average peer group of FDIC insured institutions as of December 31, 2018, of 0.58%.

Impaired loans, net of specific reserves, totaled $2,980,000 as of March 31, 2019 and have increased $247,000 as compared to the impaired loans of $2,733,000 as of December 31, 2018.

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

The Company had TDRs of $2,662,000 as of March 31, 2019, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $2,350,000 as of December 31, 2018, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. There were no charge-offs related to TDRs for the three months ended March 31, 2019 and 2018. No additional specific reserves were provided for the three months ended March 31, 2019. A $12,000 specific reserve was established in the three months ended March 31, 2018.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on non-accrual. As of March 31, 2019, non-accrual loans totaled $3,339,000 and there were $50,000 of loans past due 90 days and still accruing. This compares to non-accrual loans of $3,234,000 and loans past due 90 days and still accruing totaled $150,000 as of December 31, 2018. Other real estate owned totaled $565,000 and $830,000 as of March 31, 2019 and December 31, 2018, respectively.

The agricultural real estate and agricultural operating loan portfolio classifications remain elevated as a result of lower grain prices. The watch and special mention loans in these categories totaled $51,422,000 as of March 31, 2019 as compared to $47,808,000 as of December 31, 2018. The substandard loans in these categories totaled $10,633,000 as of March 31, 2019 as compared to $9,592,000 as of December 31, 2018. The Iowa agricultural economy remains challenged as the result of the current low grain prices and tariff concerns on Iowa exports.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2019 was 1.31%, as compared to 1.30% at December 31, 2018. The allowance for loan losses totaled $11,812,000 and $11,684,000 as of March 31, 2019 and December 31, 2018, respectively. Net charge-offs (recoveries) of loans totaled $(30,000) and $27,000 for the three months ended March 31, 2019 and 2018, respectively.

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

As of March 31, 2019, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of March 31, 2019 and December 31, 2018 totaled $82,871,000 and $56,442,000, respectively, and provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of March 31, 2019 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $197,066,000, with $2,000,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $108,739,000, with no outstanding federal fund purchase balances as of March 31, 2019. The Company had securities sold under agreements to repurchase totaling $32,397,000 as of March 31, 2019.

Total investments as of March 31, 2019 were $455,554,000 compared to $458,971,000 as of December 31, 2018. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2019.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2019 totaled $6,284,000 compared to $6,353,000 for the three months ended March 31, 2018. The cash flow from operations in 2019 is comparable to the same period in 2018.

Net cash used in investing activities for the three months ended March 31, 2019 was $19,679,000 compared to $25,859,000 for the three months ended March 31, 2018. The decrease of $6,180,000 in cash used in investing activities was primarily due to a lower level of purchases of investments; greater maturities and calls of investments; and a decrease in loan balances; offset in part by higher balances in interest bearing deposits in financial institutions.

Net cash provided by financing activities for the three months ended March 31, 2019 totaled $7,144,000 compared to $15,594,000 for the three months ended March 31, 2018. The decrease in cash provided by financing activities was $8,450,000. The decrease was primarily due to smaller increases in deposit balances and larger decreases in repurchase balances; offset in part by a lessor amount of repayments on FHLB advances. As of March 31, 2019, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $3,198,000 and $2,570,000 for the three months ended March 31, 2019 and 2018, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.24 per share in 2019 from $0.23 per share in 2018.

The Company, on an unconsolidated basis, has interest bearing deposits totaling $14,671,000 as of March 31, 2019 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of March 31, 2019 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2019 totaled $177,777,000 and was $4,912,000 higher than the $172,865,000 recorded as of December 31, 2018. The increase in stockholders’ equity was primarily due to net income and an increase in other comprehensive income, offset in part by dividends declared. The increase in other comprehensive income is created by lower market interest rates compared to December 31, 2018, which resulted in higher fair values in the securities available-for-sale portfolio. At March 31, 2019 and December 31, 2018, stockholders’ equity as a percentage of total assets was 12.07% and 11.88%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of March 31, 2019.

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

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2019 changed significantly when compared to 2018.

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

In November, 2018, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of March 31, 2019, there were 31,909 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2019.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2019 to January 31, 2019	31,034	$25.43	31,034	51,358

February 1, 2019 to February 28, 2019	19,449	$25.57	19,449	31,909

March 1, 2019 to March 31, 2019	-	$-	-	31,909

Total	50,483		50,483

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

 AMES NATIONAL CORPORATION

DATE: May 7, 2019	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President By: /s/ John L. Pierschbacher John L. Pierschbacher. Chief Financial Officer