Form 10-Q
period 2019-06-30
AMES NATIONAL CORP
filed 2019-08-07
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes __X_      No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer____ Accelerated filer__X__ Non-accelerated filer____ Smaller reporting company_X__ Emerging growth company____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No ___X_

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	ATLO	NASDAQ

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS

Cash and due from banks	$22,615,322	$30,384,066
Interest bearing deposits in financial institutions	67,435,442	26,057,513
Securities available-for-sale	458,763,315	458,971,162
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	2,655,700	3,191,200
Loans receivable, net	873,639,020	890,461,479
Loans held for sale	766,945	401,287
Bank premises and equipment, net	15,733,212	15,813,196
Accrued income receivable	8,998,009	9,415,570
Other real estate owned	217,856	829,603
Bank-owned life insurance	2,806,029	2,773,729
Deferred income taxes, net	1,213,746	3,848,713
Intangible assets, net	2,374,906	2,677,884
Goodwill	9,744,472	9,744,472
Other assets	1,631,159	1,117,477

Total assets	$1,468,595,133	$1,455,687,351

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$220,241,881	$230,113,170
NOW accounts	386,894,248	366,178,715
Savings and money market	413,412,483	418,384,284
Time, $250,000 and over	50,144,650	40,014,550
Other time	173,763,838	166,393,120
Total deposits	1,244,457,100	1,221,083,839

Securities sold under agreements to repurchase	31,693,100	40,674,486
Federal Home Loan Bank (FHLB) advances	2,000,000	14,600,000
Dividends payable	2,215,709	2,137,460
Accrued expenses and other liabilities	4,977,688	4,326,502
Total liabilities	1,285,343,597	1,282,822,287

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,232,122 and 9,293,305 shares as of June 30, 2019 and December 31, 2018, respectively	18,464,244	18,586,610
Additional paid-in capital	19,019,767	20,461,724
Retained earnings	142,312,863	137,891,821
Accumulated other comprehensive income (loss) - net unrealized income (loss) on securities available-for-sale	3,454,662	(4,075,091)
Total stockholders' equity	183,251,536	172,865,064

Total liabilities and stockholders' equity	$1,468,595,133	$1,455,687,351

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Interest income:
Loans, including fees	$10,808,142	$8,996,222	$21,509,571	$17,885,077
Securities:
Taxable	1,554,713	1,563,840	3,043,565	3,092,962
Tax-exempt	1,067,955	1,179,607	2,168,529	2,365,953
Interest bearing deposits and federal funds sold	290,465	256,024	528,033	449,059
Total interest income	13,721,275	11,995,693	27,249,698	23,793,051

Interest expense:
Deposits	2,606,384	1,633,395	4,965,216	2,995,876
Other borrowed funds	184,634	151,463	383,848	399,853
Total interest expense	2,791,018	1,784,858	5,349,064	3,395,729

Net interest income	10,930,257	10,210,835	21,900,634	20,397,322

Provision for loan losses	68,320	63,978	166,414	92,978

Net interest income after provision for loan losses	10,861,937	10,146,857	21,734,220	20,304,344

Noninterest income:
Wealth management income	1,019,143	906,364	1,803,757	1,657,364
Service fees	387,133	334,606	757,429	672,848
Securities gains, net	1,890	-	1,890	-
Gain on sale of loans held for sale	224,031	191,385	396,757	368,585
Merchant and card fees	386,384	366,863	747,525	676,522
Other noninterest income	194,358	191,654	431,289	379,555
Total noninterest income	2,212,939	1,990,872	4,138,647	3,754,874

Noninterest expense:
Salaries and employee benefits	4,797,497	4,316,823	9,513,325	8,884,868
Data processing	872,064	887,358	1,763,445	1,668,390
Occupancy expenses, net	518,559	459,445	1,117,564	954,391
FDIC insurance assessments	91,666	102,073	191,895	208,068
Professional fees	382,983	354,998	771,829	700,405
Business development	248,178	238,811	516,775	493,359
Intangible asset amortization	139,314	83,919	302,978	171,454
Other operating expenses, net	167,717	269,636	496,923	497,265
Total noninterest expense	7,217,978	6,713,063	14,674,734	13,578,200

Income before income taxes	5,856,898	5,424,666	11,198,133	10,481,018

Provision for income taxes	1,239,305	1,107,400	2,343,105	2,127,000

Net income	$4,617,593	$4,317,266	$8,855,028	$8,354,018

Basic and diluted earnings per share	$0.50	$0.46	$0.96	$0.90

Dividends declared per share	$0.24	$0.23	$0.48	$0.71

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$4,617,593	$4,317,266	$8,855,028	$8,354,018
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	4,469,777	(1,041,258)	10,041,561	(6,074,301)
Less: reclassification adjustment for gains realized in net income	1,890	-	1,890	-
Other comprehensive income (loss), before tax	4,467,887	(1,041,258)	10,039,671	(6,074,301)
Tax effect related to other comprehensive income (loss)	(1,116,972)	260,314	(2,509,918)	1,518,919
Other comprehensive income (loss), net of tax	3,350,915	(780,944)	7,529,753	(4,555,382)
Comprehensive income	$7,968,508	$3,536,322	$16,384,781	$3,798,636

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
Three and Six Months Ended June 30, 2019 and 2018

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders' Equity

Balance, March 31, 2018	$18,621,826	$20,878,728	$131,335,175	$(4,289,511)	$166,546,218
Net income	-	-	4,317,266	-	4,317,266
Other comprehensive (loss)	-	-	-	(780,944)	(780,944)
Cash dividends declared, $0.23 per share	-	-	(2,141,510)	-	(2,141,510)
Balance, June 30, 2018	$18,621,826	$20,878,728	$133,510,931	$(5,070,455)	$167,941,030

Balance, March 31, 2019	$18,485,644	$19,276,388	$139,910,979	$103,747	$177,776,758
Net income	-	-	4,617,593	-	4,617,593
Other comprehensive income	-	-	-	3,350,915	3,350,915
Retirement of 10,700 shares of stock	(21,400)	(256,621)	-	-	(278,021)
Cash dividends declared, $0.24 per share	-	-	(2,215,709)	-	(2,215,709)
Balance, June 30, 2019	$18,464,244	$19,019,767	$142,312,863	$3,454,662	$183,251,536

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders' Equity

Balance, December 31, 2017	$18,621,826	$20,878,728	$131,684,961	$(432,373)	$170,753,142
Net income	-	-	8,354,018	-	8,354,018
Other comprehensive (loss)	-	-	-	(4,555,382)	(4,555,382)
The cumulative effect from change in accounting policy (1)	-	-	82,700	(82,700)	-
Cash dividends declared, $0.71 per share	-	-	(6,610,748)	-	(6,610,748)
Balance, June 30, 2018	$18,621,826	$20,878,728	$133,510,931	$(5,070,455)	$167,941,030

Balance, December 31, 2018	$18,586,610	$20,461,724	$137,891,821	$(4,075,091)	$172,865,064
Net income	-	-	8,855,028	-	8,855,028
Other comprehensive income	-	-	-	7,529,753	7,529,753
Retirement of 61,183 shares of stock	(122,366)	(1,441,957)	-	-	(1,564,323)
Cash dividends declared, $0.48 per share	-	-	(4,433,986)	-	(4,433,986)
Balance, June 30, 2019	$18,464,244	$19,019,767	$142,312,863	$3,454,662	$183,251,536

(1) The cumulative effect for the six months ended June 30, 2018, reflects adoption in first quarter 2018 of ASU 2018-02.

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Six Months Ended June 30, 2019 and 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,855,028	$8,354,018
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	166,414	92,978
Provision for off-balance sheet commitments	-	12,000
Amortization, net	739,633	1,088,865
Amortization of intangible asset	302,978	171,454
Depreciation	576,757	548,173
Deferred income taxes	125,049	(74,100)
Securities gains, net	(1,890)	-
(Gain) on sales of loans held for sale	(396,757)	(368,586)
Proceeds from loans held for sale	17,485,451	14,853,787
Originations of loans held for sale	(17,454,352)	(15,965,849)
Loss on sale of premises and equipment, net	500	5,563
(Gain) on sale of other real estate owned, net	(43,414)	-
Change in assets and liabilities:
Decrease in accrued income receivable	417,561	627,214
(Increase) in other assets	(523,361)	(282,739)
Increase in accrued expenses and other liabilities	651,186	94,674
Net cash provided by operating activities	10,900,783	9,157,452

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(35,113,621)	(21,743,179)
Proceeds from sale of securities available-for-sale	5,973,154	-
Proceeds from maturities and calls of securities available-for-sale	38,381,532	30,931,429
Purchase of FHLB stock	(3,912,500)	(874,400)
Proceeds from the redemption of FHLB stock	4,448,000	1,334,400
Net (increase) decrease in interest bearing deposits in financial institutions	(41,377,929)	1,190,930
Net (increase) decrease in loans	16,896,403	(8,566,196)
Net proceeds from the sale of other real estate owned	655,161	-
Purchase of bank premises and equipment, net	(492,149)	(347,878)
Other	(28,300)	(14,960)
Net cash provided by (used in) investing activities	(14,570,249)	1,910,146

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	23,402,168	17,424,482
(Decrease) in securities sold under agreements to repurchase	(8,981,386)	(3,317,089)
Payments on FHLB borrowings and other borrowings	(12,600,000)	(24,500,000)
Dividends paid	(4,355,737)	(6,517,639)
Stock repurchases	(1,564,323)	-
Net cash (used in) financing activities	(4,099,278)	(16,910,246)

Net (decrease) in cash and due from banks	(7,768,744)	(5,842,648)

CASH AND DUE FROM BANKS
Beginning	30,384,066	26,397,550
Ending	$22,615,322	$20,554,902

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Six Months Ended June 30, 2019 and 2018

	2019	2018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,148,519	$3,318,116
Income taxes	2,248,474	2,346,406

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three and six months ended June 30, 2019 and 2018 months are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At June 30, 2019, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

New and Pending Accounting Pronouncements:  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  Unlike current GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet.  In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, which amends ASC 842, Leases. This update provides for an adoption option that does not require earlier periods to be restated at the adoption date.  For public companies, this update was effective for interim and annual periods beginning after December 15, 2018.  Early application was permitted.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019. FASB has issued a proposed change to this ASU that would delay the implementation date until January 1, 2023 for the Company. The Company is currently planning for the implementation of this accounting standard and has chosen a vendor for a software solution. The Company continues to refine the implementation of the software and its approach for determining the expected credit losses under the new guidance. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s financial statements. The Company is continuing to evaluate the extent of the potential impact.

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

2.      Bank Acquisition

On September 14, 2018, First National Bank (FNB) completed the purchase and merger of Clarke County State Bank (CCSB) located in Osceola and Murray, Iowa (the “Acquisition”). The Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share. The acquired assets and liabilities are recorded at fair value at the date of acquisition and were reflected in the September 30, 2018 financial statements as such. 100% of the stock of CCSB was purchased for cash consideration of $14.8 million. As a result of this acquisition, the Company recorded a core deposit intangible asset of $2.0 million and goodwill of $3.0 million. The results of operations for this acquisition have been included since the transaction date of September 14, 2018. The fair value of purchased credit deteriorated loans related to the Acquisition was $386,000. These purchased loans are included in the impaired loan category in the financial statements.

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

3.      Dividends

On May 8, 2019, the Company declared a cash dividend on its common stock, payable on August 15, 2019 to stockholders of record as of August 1, 2019, equal to $0.24 per share

4.   Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2019 and 2018 was 9,239,969 and 9,310,913, respectively. The weighted average outstanding shares for the six months ended June 30, 2019 and 2018 were 9,246,576 and 9,310,913, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2019 and December 31, 2018. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2019

U.S. government treasuries	$7,509	$7,509	$-	$-
U.S. government agencies	123,007	-	123,007	-
U.S. government mortgage-backed securities	62,960	-	62,960	-
State and political subdivisions	197,027	-	197,027	-
Corporate bonds	68,260	-	68,260	-

	$458,763	$7,509	$451,254	$-

2018

U.S. government treasuries	$7,800	$7,800	$-	$-
U.S. government agencies	110,268	-	110,268	-
U.S. government mortgage-backed securities	70,382	-	70,382	-
State and political subdivisions	215,955	-	215,955	-
Corporate bonds	54,566	-	54,566	-

	$458,971	$7,800	$451,171	$-

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2019.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of June 30, 2019 and December 31, 2018. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2019

Loans receivable	$2,247	$-	$-	$2,247
Other real estate owned	218	-	-	218

Total	$2,465	$-	$-	$2,465

2018

Loans receivable	$2,030	$-	$-	$2,030
Other real estate owned	830	-	-	830

Total	$2,860	$-	$-	$2,860

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

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 are as follows: (in thousands)

	2019
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$2,247	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$218	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2018
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$2,030	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$830	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

The following disclosures represent financial instruments in which the ending balances at June 30, 2019 and December 31, 2018 are not carried at fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments as described above as of June 30, 2019 and December 31, 2018 are as follows: (in thousands)

		2019		2018
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$22,615	$22,615	$30,384	$30,384
Interest bearing deposits	Level 1	67,435	67,435	26,058	26,058
Securities available-for-sale	See previous table	458,763	458,763	458,971	458,971
FHLB and FRB stock	Level 2	2,656	2,656	3,191	3,191
Loans receivable, net	Level 2	873,639	856,694	890,461	864,417
Loans held for sale	Level 2	767	767	401	401
Accrued income receivable	Level 1	8,998	8,998	9,416	9,416
Financial liabilities:
Deposits	Level 2	$1,244,457	$1,244,235	$1,221,084	$1,219,643
Securities sold under agreements to repurchase	Level 1	31,693	31,693	40,674	40,674
FHLB advances	Level 2	2,000	1,990	14,600	14,559
Accrued interest payable	Level 1	878	878	649	649

The methodologies used to determine fair value as of June 30, 2019 did not change from the methodologies described in the December 31, 2018 Annual Financial Statements.

7.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of June 30, 2019 and December 31, 2018 are summarized below: (in thousands)

2019:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$7,445	$65	$(1)	$7,509
U.S. government agencies	121,328	1,749	(70)	123,007
U.S. government mortgage-backed securities	62,364	650	(54)	62,960
State and political subdivisions	195,739	1,575	(287)	197,027
Corporate bonds	67,280	1,023	(43)	68,260
	$454,156	$5,062	$(455)	$458,763

2018:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$7,925	$-	$(125)	$7,800
U.S. government agencies	111,759	73	(1,564)	110,268
U.S. government mortgage-backed securities	71,596	88	(1,302)	70,382
State and political subdivisions	217,247	465	(1,757)	215,955
Corporate bonds	55,877	2	(1,313)	54,566
	$464,404	$628	$(6,061)	$458,971

The amortized cost and fair value of debt securities available-for-sale as of June 30, 2019, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. (in thousands)

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$82,832	$82,832
Due after one year through five years	230,550	232,741
Due after five years through ten years	122,856	124,975
Due after ten years	17,918	18,215
Total	$454,156	$458,763

Securities with a carrying value of $136.0 million and $145.7 million at June 30, 2019 and December 31, 2018, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The proceeds, gains and losses for securities available-for-sale for the three and six months ended June 30, 2019 and 2018 are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Proceeds from sales of securities available-for-sale	$5,973	$-	$5,973	$-
Gross realized gains on securities available-for-sale	21	-	21	-
Gross realized losses on securities available-for-sale	(19)	-	(19)	-
Tax provision applicable to net realized gains on securities available-for-sale	-	-	-	-

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of June 30, 2019 and December 31, 2018 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2019:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	$1,492	$(1)	$1,492	$(1)
U.S. government agencies	-	-	34,346	(70)	34,346	(70)
U.S. government mortgage-backed securities	2,234	(10)	7,575	(44)	9,809	(54)
State and political subdivisions	896	-	28,346	(287)	29,242	(287)
Corporate bonds	1,008	(3)	11,809	(40)	12,817	(43)
	$4,138	$(13)	$83,568	$(442)	$87,706	$(455)

	Less than 12 Months		12 Months or More		Total
2018:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$2,962	$(11)	$4,838	$(114)	$7,800	$(125)
U.S. government agencies	26,099	(218)	73,192	(1,346)	99,291	(1,564)
U.S. government mortgage-backed securities	25,037	(277)	37,632	(1,025)	62,669	(1,302)
State and political subdivisions	60,600	(302)	83,494	(1,455)	144,094	(1,757)
Corporate bonds	19,239	(256)	34,254	(1,057)	53,493	(1,313)
	$133,937	$(1,064)	$233,410	$(4,997)	$367,347	$(6,061)

Gross unrealized losses on debt securities totaled $455,000 as of June 30, 2019. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

8.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of June 30, 2019 and December 31, 2018 is as follows (in     thousands):

	2019	2018

Real estate - construction	$50,031	$51,364
Real estate - 1 to 4 family residential	165,487	169,722
Real estate - commercial	386,558	389,532
Real estate - agricultural	107,985	103,652
Commercial	81,578	86,194
Agricultural	78,250	85,202
Consumer and other	15,691	16,566
	885,580	902,232
Less:
Allowance for loan losses	(11,869)	(11,684)
Deferred loan fees	(72)	(87)
Loans receivable, net	$873,639	$890,461

Activity in the allowance for loan losses, on a disaggregated basis, for the three and six months ended June 30, 2019 and 2018 is as follows: (in thousands)

	Three Months Ended June 30, 2019
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2019	$736	$1,850	$4,770	$1,258	$1,610	$1,392	$196	$11,812
Provision (credit) for loan losses	(15)	(1)	136	43	(21)	(61)	(13)	68
Recoveries of loans charged-off	-	1	-	-	1	1	4	7
Loans charged-off	-	(3)	-	-	-	-	(15)	(18)
Balance, June 30, 2019	$721	$1,847	$4,906	$1,301	$1,590	$1,332	$172	$11,869

	Six Months Ended June 30, 2019
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2018	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684
Provision (credit) for loan losses	11	27	291	103	(211)	(53)	(2)	166
Recoveries of loans charged-off	11	3	-	-	29	1	4	48
Loans charged-off	-	(3)	-	-	(5)	-	(21)	(29)
Balance, June 30, 2019	$721	$1,847	$4,906	$1,301	$1,590	$1,332	$172	$11,869

	Three Months Ended June 30, 2018
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2018	$804	$1,744	$4,763	$977	$1,750	$1,168	$117	$11,323
Provision (credit) for loan losses	42	(13)	79	-	(53)	10	(1)	64
Recoveries of loans charged-off	-	1	-	-	3	-	6	10
Loans charged-off	-	-	-	-	(12)	-	(2)	(14)
Balance, June 30, 2018	$846	$1,732	$4,842	$977	$1,688	$1,178	$120	$11,383

	Six Months Ended June 30, 2018
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2017	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321
Provision (credit) for loan losses	50	13	108	(20)	(59)	7	(6)	93
Recoveries of loans charged-off	-	3	-	-	21	-	14	38
Loans charged-off	-	-	-	-	(13)	-	(56)	(69)
Balance, June 30, 2018	$846	$1,732	$4,842	$977	$1,688	$1,178	$120	$11,383

Allowance for loan losses disaggregated on the basis of impairment analysis method as of June 30, 2019 and December 31, 2018 is as follows: (in thousands)

2019		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$36	$-	$-	$320	$-	$-	$356
Collectively evaluated for impairment	721	1,811	4,906	1,301	1,270	1,332	172	11,513
Balance June 30, 2019	$721	$1,847	$4,906	$1,301	$1,590	$1,332	$172	$11,869

2018		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$53	$-	$-	$430	$-	$18	$501
Collectively evaluated for impairment	699	1,767	4,615	1,198	1,347	1,384	173	11,183
Balance December 31, 2018	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684

Loans receivable disaggregated on the basis of impairment analysis method as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

2019		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$246	$137	$84	$2,766	$1,886	$-	$5,119
Collectively evaluated for impairment	50,031	165,241	386,421	107,901	78,812	76,364	15,691	880,461

Balance June 30, 2019	$50,031	$165,487	$386,558	$107,985	$81,578	$78,250	$15,691	$885,580

2018		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$365	$128	$74	$2,648	$-	$19	$3,234
Collectively evaluated for impairment	51,364	169,357	389,404	103,578	83,546	85,202	16,547	898,998

Balance December 31, 2018	$51,364	$169,722	$389,532	$103,652	$86,194	$85,202	$16,566	$902,232

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

Impaired loans, on a disaggregated basis, as of June 30, 2019 and December 31, 2018: (in thousands)

	2019			2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	177	185	-	252	277	-
Real estate - commercial	137	569	-	128	601	-
Real estate - agricultural	84	96	-	74	88	-
Commercial	232	249	-	248	258	-
Agricultural	1,886	1,886	-	-	-	-
Consumer and other	-	-	-	1	2	-
Total loans with no specific reserve:	2,516	2,985	-	703	1,226	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	69	97	36	113	139	53
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	2,534	2,537	320	2,400	2,506	430
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	18	22	18
Total loans with specific reserve:	2,603	2,634	356	2,531	2,667	501

Total
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	246	282	36	365	416	53
Real estate - commercial	137	569	-	128	601	-
Real estate - agricultural	84	96	-	74	88	-
Commercial	2,766	2,786	320	2,648	2,764	430
Agricultural	1,886	1,886	-	-	-	-
Consumer and other	-	-	-	19	24	18

	$5,119	$5,619	$356	$3,234	$3,893	$501

Average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2019 and 2018: (in thousands)

	Three Months Ended June 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	209	6	474	22
Real estate - commercial	135	29	135	-
Real estate - agricultural	78	-	-	-
Commercial	235	-	64	5
Agricultural	943	-	-	-
Consumer and other	-	-	-	-
Total loans with no specific reserve:	1,600	35	673	27

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	89	-	229	-
Real estate - commercial	-	-	177	-
Real estate - agricultural	-	-	-	-
Commercial	2,535	-	2,903	-
Agricultural	-	-	29	-
Consumer and other	7	-	32	-
Total loans with specific reserve:	2,631	-	3,370	-

Total
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	298	6	703	22
Real estate - commercial	135	29	312	-
Real estate - agricultural	78	-	-	-
Commercial	2,770	-	2,967	5
Agricultural	943	-	29	-
Consumer and other	7	-	32	-

	$4,231	$35	$4,043	$27

	Six Months Ended June 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	223	26	506	45
Real estate - commercial	133	60	314	258
Real estate - agricultural	76	-	-	-
Commercial	239	-	84	5
Agricultural	629	-	-	-
Consumer and other	-	-	8	-
Total loans with no specific reserve:	1,300	86	912	308

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	97	-	192	-
Real estate - commercial	-	-	194	-
Real estate - agricultural	-	-	-	-
Commercial	2,490	-	2,940	-
Agricultural	-	-	19	-
Consumer and other	10	1	39	1
Total loans with specific reserve:	2,597	1	3,384	1

Total
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	320	26	698	45
Real estate - commercial	133	60	508	258
Real estate - agricultural	76	-	-	-
Commercial	2,729	-	3,024	5
Agricultural	629	-	19	-
Consumer and other	10	1	47	1

	$3,897	$87	$4,296	$309

The interest foregone on nonaccrual loans for the three months ended June 30, 2019 and 2018 was approximately $59,000 and $120,000, respectively. The interest foregone on nonaccrual loans for the six months ended June 30, 2019 and 2018 was approximately $117,000 and $203,000, respectively.

Nonaccrual loans at June 30, 2019 and December 31, 2018 were $5,119,000 and $3,234,000 respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $2,645,000 as of June 30, 2019, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $2,350,000 as of December 31, 2018, all of which were included in impaired and nonaccrual loans.

During the three and six months ended June 30, 2019, the Company did not grant concessions to any borrowers. During the three and six months ended June 30, 2018, the Company granted concessions to one borrower with three commercial operating contracts facing financial difficulties. The loan was extended beyond its normal terms and the interest was capitalized.

The Company considers TDR loans to have payment default when it is past due 60 days or more.

One TDR modified during the twelve months ended March 31, 2018 had a payment default. There were no charge-offs related to TDR’s for the three and six month ended June 30, 2018 and a $12,000 charge-offs related to TDRs for the three and six months ended June 30, 2018. A specific reserve was increased $25,000 for the three months ended June 30, 2019. An $80,000 specific reserve was established in the three months ended June 30, 2018.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2019 and December 31, 2018, is as follows: (in thousands)

2019		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$1,339	$-	$1,339	$48,692	$50,031	$-
Real estate - 1 to 4 family residential	1,377	251	1,628	163,859	165,487	109
Real estate - commercial	1,231	-	1,231	385,327	386,558	-
Real estate - agricultural	1,112	144	1,256	106,729	107,985	111
Commercial	217	11	228	81,350	81,578	-
Agricultural	418	2,783	3,201	75,049	78,250	897
Consumer and other	110	1	111	15,580	15,691	1

	$5,804	$3,190	$8,994	$876,586	$885,580	$1,118

2018		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$376	$-	$376	$50,988	$51,364	$-
Real estate - 1 to 4 family residential	1,032	302	1,334	168,388	169,722	150
Real estate - commercial	-	-	-	389,532	389,532	-
Real estate - agricultural	-	-	-	103,652	103,652	-
Commercial	595	248	843	85,351	86,194	-
Agricultural	89	-	89	85,113	85,202	-
Consumer and other	76	-	76	16,490	16,566	-

	$2,168	$550	$2,718	$899,514	$902,232	$150

The increase in the 90 days or greater loans still accruing from December 31, 2018 is primarily due to agricultural loans that are well secured and in the process of collection as of June 30, 2019.

The credit risk profile by internally assigned grade, on a disaggregated basis, as of June 30, 2019 and December 31, 2018 is as follows: (in thousands)

2019	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$42,342	$336,514	$75,931	$58,380	$52,951	$566,118
Watch	7,689	30,744	26,531	17,063	22,577	104,604
Special Mention	-	4,679	-	-	-	4,679
Substandard	-	14,484	5,439	3,369	836	24,128
Substandard-Impaired	-	137	84	2,766	1,886	4,873

	$50,031	$386,558	$107,985	$81,578	$78,250	$704,402

2018	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$45,991	$345,262	$72,562	$64,850	$58,818	$587,483
Watch	5,373	26,177	22,758	13,998	22,628	90,934
Special Mention	-	4,775	1,675	264	747	7,461
Substandard	-	13,221	6,583	4,434	3,009	27,247
Substandard-Impaired	-	97	74	2,648	-	2,819

	$51,364	$389,532	$103,652	$86,194	$85,202	$715,944

The credit risk profile based on payment activity, on a disaggregated basis, as of June 30, 2019 and December 31, 2018 is as follows:

2019	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$165,133	$15,690	$180,823
Non-performing	354	1	355

	$165,487	$15,691	$181,178

2018	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$169,206	$16,547	$185,753
Non-performing	516	19	535

	$169,722	$16,566	$186,288

9.	Goodwill

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

In conjunction with the acquisition of CCSB in 2018, the Company recorded $2.0 million in core deposit intangible assets. The following sets forth the carrying amounts and accumulated amortization of the intangible assets at June 30, 2019 and December 31, 2018: (in thousands)

	2019		2018
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$4,520	$2,477	$4,520	$2,212
Customer list	535	203	535	165

Total	$5,055	$2,680	$5,055	$2,377

The weighted average life of the intangible assets is 3.4 years as of June 30, 2019 and 3.5 years as of December 31, 2018.

The following sets forth the activity related to the intangible assets for the three and six months ended June 30, 2019 and 2018: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Beginning intangible asset, net	$2,514	$1,019	$2,678	$1,091
Adjustment to intangible asset	-	-	-	15
Amortization	(139)	(84)	(303)	(171)

Ending intangible asset, net	$2,375	$935	$2,375	$935

Estimated remaining amortization expense on core deposit intangible for the years ending December 31 is as follows: (in thousands)

2019	$237
2020	440
2021	402
2022	368
2023	315
2024	166
After	447

Intangible asset, net	$2,375

11.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of June 30, 2019 and December 31, 2018: (in thousands)

	2019			2018
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$4,520	$-	$4,520	$4,406	$-	$4,406
U.S. government agencies	39,484	-	39,484	41,375	-	41,375
U.S. government mortgage-backed securities	15,107	-	15,107	19,893	-	19,893

Total pledged collateral	$59,111	$-	$59,111	$65,674	$-	$65,674

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

12.	Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows: (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2019:
Total capital (to risk-weighted assets):
Consolidated	$180,052	16.5%	$114,867	10.50%	N/A	N/A
Boone Bank & Trust	15,646	16.0	10,252	10.50	$9,764	10.0%
First National Bank	84,450	13.8	64,158	10.50	61,103	10.0
Reliance State Bank	28,124	16.0	18,500	10.50	17,620	10.0
State Bank & Trust	20,396	15.9	13,480	10.50	12,838	10.0
United Bank & Trust	14,798	18.8	8,256	10.50	7,863	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$167,643	15.3%	$92,988	8.50%	N/A	N/A
Boone Bank & Trust	14,707	15.1	8,299	8.50	$7,811	8.0%
First National Bank	77,871	12.7	51,938	8.50	48,882	8.0
Reliance State Bank	25,921	14.7	14,977	8.50	14,096	8.0
State Bank & Trust	18,789	14.6	10,912	8.50	10,271	8.0
United Bank & Trust	13,979	17.8	6,683	8.50	6,293	8.0

Tier 1 capital (to average-weighted assets):
Consolidated	$167,643	11.7%	$57,537	4.00%	N/A	N/A
Boone Bank & Trust	14,707	11.1	5,289	4.00	$6,611	5.0%
First National Bank	77,871	9.4	33,418	4.00	41,462	5.0
Reliance State Bank	25,921	12.1	8,790	4.00	10,987	5.0
State Bank & Trust	18,789	11.5	6,543	4.00	8,179	5.0
United Bank & Trust	13,979	12.8	4,359	4.00	5,448	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$167,643	15.3%	$76,578	7.00%	N/A	N/A
Boone Bank & Trust	14,707	15.1	6,835	7.00	$6,347	6.5%
First National Bank	77,871	12.7	42,772	7.00	39,717	6.5
Reliance State Bank	25,921	14.7	12,334	7.00	11,453	6.5
State Bank & Trust	18,789	14.6	8,987	7.00	8,345	6.5
United Bank & Trust	13,979	17.8	5,504	7.00	5,111	6.5

* These ratios for June 30, 2019 include a capital conservation buffer of 2.5%, except for the Tier 1 capital to average weighted assets ratios.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018:
Total capital (to risk-weighted assets):
Consolidated	$177,405	16.1%	$109,082	9.875%	N/A	N/A
Boone Bank & Trust	15,632	17.0	9,092	9.875	$9,207	10.0%
First National Bank	81,419	13.1	61,312	9.875	62,088	10.0
Reliance State Bank	27,880	14.8	18,576	9.875	18,811	10.0
State Bank & Trust	20,358	16.2	12,427	9.875	12,585	10.0
United Bank & Trust	14,790	19.5	7,489	9.875	7,583	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$165,181	15.0%	$86,989	7.875%	N/A	N/A
Boone Bank & Trust	14,722	16.0	7,251	7.875	$7,366	8.0%
First National Bank	74,995	12.1	48,894	7.875	49,671	8.0
Reliance State Bank	25,622	13.6	14,813	7.875	15,049	8.0
State Bank & Trust	18,783	14.9	9,910	7.875	10,068	8.0
United Bank & Trust	13,974	18.4	5,972	7.875	6,067	8.0

Tier 1 capital (to average-weighted assets):
Consolidated	$165,181	11.3%	$58,635	4.000%	N/A	N/A
Boone Bank & Trust	14,722	11.2	5,277	4.000	$6,596	5.0%
First National Bank	74,995	9.1	33,034	4.000	41,292	5.0
Reliance State Bank	25,622	11.7	8,730	4.000	10,913	5.0
State Bank & Trust	18,783	11.8	6,384	4.000	7,980	5.0
United Bank & Trust	13,974	12.7	4,402	4.000	5,503	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$165,181	15.0%	$70,420	6.375%	N/A	N/A
Boone Bank & Trust	14,722	16.0	5,870	6.375	$5,985	6.5%
First National Bank	74,995	12.1	39,581	6.375	40,357	6.5
Reliance State Bank	25,622	13.6	11,992	6.375	12,227	6.5
State Bank & Trust	18,783	14.9	8,023	6.375	8,180	6.5
United Bank & Trust	13,974	18.4	4,834	6.375	4,929	6.5

* These ratios for December 31, 2018 include a capital conservation buffer of 1.875%, except for the Tier 1 capital to average weighted assets ratios.

The Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes in July 2013. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, added a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implemented a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income (loss). The Company and the Banks made the election to retain the prior treatment for accumulated other comprehensive income (loss). The final rules took effect for the Company and the Banks on January 1, 2015, subject to a transition period for certain parts of the rules.

Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) is subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and the Banks are sufficient to meet the fully phased-in conservation buffer.

13.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. On July 29, 2019, Ames National Corporation (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) with Iowa Community Bancorp, Inc. (“Iowa Community”) and Iowa State Savings Bank (the “Bank”), an Iowa state chartered bank and 100% owned subsidiary of Iowa Community, and the majority shareholder of Iowa Community. The Agreement provides for the purchase by the Company from Iowa Community of 100% of the outstanding stock of the Bank. At closing, the Company will pay Iowa Community cash of approximately $22.0 million, subject to certain adjustments based on the financial condition of the Bank (including total equity capital and loan loss reserve) on the closing date. Closing of the transaction is expected to occur during the fourth quarter of 2019, subject to regulatory approval and other customary closing conditions. There were no other significant events or transactions that provided evidence about conditions that did not exist at June 30, 2019.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs fifteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 233 full-time equivalent individuals employed by the Banks, including employees from the Acquisition.

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

On September 14, 2018, FNB purchased the stock of CCSB for approximately $14.8 million. First National operates all three bank offices previously owned by Clarke County as branches of First National.

The Company had net income of $4,618,000, or $0.50 per share, for the three months ended June 30, 2019, compared to net income of $4,317,000, or $0.46 per share, for the three months ended June 30, 2018.

The increase in quarterly earnings can be primarily attributed to improved loan interest income, offset in part by elevated deposit interest expense and higher salary and employee benefits.

Net loan charge-offs totaled $11,000 and $4,000 for the three months ended June 30, 2019 and 2018, respectively. The provision for loan losses totaled $68,000 and $64,000 for the three months ended June 30, 2019 and 2018, respectively.

The Company had net income of $8,855,000, or $0.96 per share, for the six months ended June 30, 2019, compared to net income of $8,354,000, or $0.90 per share, for the six months ended June 30, 2018.

The increase in six month earnings can be primarily attributed to an increase in loan interest income, offset in part by higher deposit interest expense and an increase in salaries and benefits.

Net loan recoveries totaled $19,000 and net loan charge offs of $31,000 for the six months ended June 30, 2019 and 2018, respectively. The provision for loan losses totaled $166,000 and $93,000 for the six months ended June 30, 2019 and 2018, respectively.

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

Selected Indicators for the Company and the Industry

	3 Months	6 Months
	Ended	Ended	3 Months Ended		Years Ended December 31,
	June 30, 2019		March 31, 2019		2018		2017
	Company		Company	Industry*	Company	Industry*	Company	Industry*

Return on assets	1.27%	1.22%	1.17%	1.35%	1.23%	1.35%	1.00%	0.97%

Return on equity	10.32%	10.03%	9.73%	11.93%	10.09%	11.98%	8.02%	8.64%

Net interest margin	3.20%	3.22%	3.23%	3.42%	3.23%	3.40%	3.25%	3.25%

Efficiency ratio	54.92%	56.36%	57.82%	55.85%	55.90%	56.27%	52.70%	57.94%

Capital ratio	12.30%	12.17%	12.05%	9.76%	12.18%	9.70%	12.48%	9.62%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.27% and 1.26% for the three months ended June 30, 2019 and 2018, respectively. This ratio remained consistent when comparing 2019 to 2018, as net income increased in proportion to the increase in average assets.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 10.32% and 10.35% for the three months ended June 30, 2019 and 2018, respectively. This ratio remained consistent when comparing 2019 to 2018, as net income increased in proportion to the increase in average equity.

●     Net Interest Margin

The net interest margin for the three months ended June 30, 2019 and 2018 was 3.20% and 3.16%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 54.92% and 55.02% for the three months ended June 30, 2019 and 2018, respectively. The efficiency ratio remained consistent with the 2018 efficiency ratio.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.30% as of June 30, 2019 is significantly higher than the industry average of 9.70% as of December 31, 2018.

Industry Results:

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2019:

Net Income Increases 8.7% From First Quarter 2018 to $60.7 Billion

The aggregate net income for the 5,362 FDIC-insured commercial banks and savings institutions totaled $60.7 billion in first quarter 2019, an increase of $4.9 billion (8.7%) from a year ago. The improvement in net income was led by higher net interest income, which reflected a modest growth in interest-earning assets and wider net interest margins (NIM). Almost two out of every three banks (62.3%) reported year-over-year increases in net income, and less than 4% of banks reported net losses for the quarter. The average return on assets rose to 1.35%, an improvement from the 1.28% a year earlier.

Net Interest Income Expands 6% From a Year Ago

Net interest income of $139.3 billion rose by $7.9 billion (6%) from 12 months ago, as more than three out of every four banks (79.2%) reported year-over-year increases. NIM for the banking industry increased by 10 basis points from a year ago to 3.42%, as average asset yields (up 49 basis points) increased by more than average funding costs (up 39 basis points). The largest institutions (banks with assets greater than $250 billion) reported the largest annual increase in NIM (up 11 basis points), almost twice the rate of all other institution size groups.

Loan-Loss Provisions Rise Almost 12% From First Quarter 2018

Banks allocated $13.9 billion in loan-loss provisions in the first quarter, an increase of $1.5 billion (11.8%) from a year earlier. Slightly more than one-third of all banks (35.2%) reported annual increases in loan loss provisions. A large portion of the annual increase was concentrated among the largest banks.

Noninterest Income Declines 2.9% From a Year Ago

Noninterest income declined by $2 billion (2.9%) from a year ago, due to lower servicing fees, which fell by $2.1 billion (58.3%), and all other noninterest income, which declined by $1.1 billion (3.6%). Despite the overall decline in noninterest income, trading revenue rose by $2.5 billion (32.8%). Slightly more than half of all banks (52.6%) reported annual declines in noninterest income.

Noninterest Expense Declines From First Quarter 2018

Noninterest expense fell by $427.1 million (0.4%) from a year earlier. The increase in salary and employee benefits (up $1.1 billion, or 2%) was offset by a decline in all other noninterest expense (down $1.4 billion, or 3%). The average assets per employee increased from $8.4 million in first quarter 2018 to $8.8 million.

Net Charge-Offs Increase 5.5% From 12 Months Ago

During the first quarter, banks charged off $12.7 billion in uncollectable loans, an increase of $667.9 million (5.5%) from first quarter 2018. Credit card balances reported the largest year-over-year dollar increase in net charge-offs, increasing by $543.4 million (6.6%). The average net charge-off rate remained unchanged from a year ago (0.50%). For eight out of the past ten quarters, the net charge-off rate for credit cards increased, reaching 3.97% for the current quarter.

Noncurrent Loan Rate Remains Below 1%

Noncurrent loan balances (90 days or more past due or in nonaccrual status) increased by $461.6 million (0.5%) from the previous quarter. Less than half of all banks (41.2%) reported increases in noncurrent loan balances. The quarterly increase was in commercial and industrial loan balances, which rose by $3.3 billion (22.8%), the largest quarterly dollar increase since first quarter 2016. The banking industry continued to reduce noncurrent loans for residential mortgages, which declined by $2.2 billion (5%) from the previous quarter. The average noncurrent rate remained unchanged from the previous quarter at 0.99%.

Loan-Loss Reserves Increase From the Previous Quarter

At the end of first quarter, loan-loss reserves increased by $432.3 billion (0.3%) from the previous quarter. Almost two-thirds of all banks (64.9%) reported increases in loan-loss reserves during the quarter. At banks that itemize their loan-loss reserves, which represent 91% of total industry loan-loss reserves, the quarterly growth was attributable to commercial loans (up $761.4 million, or 2.4%) and other consumer (up $308.3 million, or 3.1%), which excludes credit cards. For the past 11 consecutive quarters, growth in total itemized loan-loss reserves was attributable to credit cards; however, credit card losses remained stable during the first quarter, increasing by only $54.2 million (0.1%).

Equity Capital Increases From the Fourth Quarter

During the three months ended March 31, 2019 equity capital of $2.1 trillion rose by $36.9 billion (1.8%). Retained earnings in first quarter 2019 totaled $22.1 billion and dividends paid rose to $38.6 billion, an increase of $7.9 billion (25.9%). Accumulated other comprehensive income increased by $20.6 billion, as the fair value of securities improved. At the end of first quarter, 99.6% of all insured institutions, which account for 99.87% of total industry assets, met or exceeded the requirements for the well-capitalized category, as defined for Prompt Corrective Action.

Total Assets Increase From the Previous Quarter

Total assets increased by $147 billion (0.8%) during the first quarter. Assets in trading accounts increased by $94.2 billion (16.5%), the largest quarterly dollar increase since first quarter 2008. Securities holdings among the banking industry remained stable (up $1.3 billion, or .003%) from the previous quarter. Mortgage-backed securities rose by $30.6 billion (1.4%), but were offset in part by lower U.S. Treasury securities (down $11.4 billion, or 2.1%) and state and municipal securities (down $7.6 billion, or 2.3%).

Loan Balances Drop Slightly From the Previous Quarter but Increase 4.1% From a Year Ago

Total loan and lease balances fell by $4.8 billion (0.05%) compared with the previous quarter. More than half of all banks (57.5%) reported quarterly increases in loan and lease balances. Commercial and industrial loans increased by $37.7 billion (1.7%), while consumer loans, including credit card balances, fell by $37 billion (2.1%). Over the past 12 months, total loan and lease balances increased by $395 billion (4.1%), a slight decline from the 4.4% annual growth rate reported last quarter. All major loan categories reported year-over-year increases, led by commercial and industrial loans (up $155.6 billion, or 7.6%) and consumer loans, which includes credit card balances (up $71.3 billion, or 4.4%).

Noninterest-Bearing Deposits Decline 3.2% From the Previous Quarter

Total deposits rose by $59.5 billion (0.4%) from the previous quarter, as interest-bearing deposits increased by $172.4 billion (1.8%). Noninterest-bearing deposits declined by $100.4 billion (3.2%), the largest quarterly dollar decline since reporting the Quarterly Banking Profile, and deposits in foreign offices fell by $12.5 billion (1%). Nondeposit liabilities rose by $50.6 billion (2.5%) from the previous quarter, with the increase led by other secured borrowings (up $35.8 billion, or 18.7%) and other liabilities (up $28 billion, or 7.3%). Federal Home Loan Bank advances fell by $50.3 billion (8.8%) from the previous quarter, the largest quarterly dollar decline since first quarter 2010.

The Number of Banks on the FDIC’s “Problem Bank List” Declines to 59

The FDIC’s “Problem Bank List” declined from 60 at year end to 59 at the end of first quarter, the lowest since first quarter 2007. Total assets of problem banks declined from $48.5 billion to $46.7 billion. During the first quarter, one new bank was chartered, 43 institutions were absorbed by mergers, and no banks failed.

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

Goodwill

Goodwill arose in connection with three acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At June 30, 2019, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$10,930	$10,211	$21,901	$20,397
Tax-equivalent adjustment (1)	284	313	576	629
Net interest income on an FTE basis (non-GAAP)	11,214	10,524	22,477	21,026
Average interest-earning assets	$1,400,685	$1,330,909	$1,397,269	$1,324,875
Net interest margin on an FTE basis (non-GAAP)	3.20%	3.16%	3.22%	3.17%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the three and six months ended June 30, 2019 and 2018, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended June 30, 2019 and 2018

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2019 and 2018:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$82,133	$1,119	5.45%	$72,939	$927	5.08%
Agricultural	81,803	1,304	6.37%	68,992	945	5.48%
Real estate	712,534	8,174	4.59%	637,835	7,008	4.40%
Consumer and other	16,694	211	5.06%	8,240	116	5.62%

Total loans (including fees)	893,164	10,808	4.84%	788,005	8,996	4.57%

Investment securities
Taxable	255,671	1,555	2.43%	271,835	1,564	2.30%
Tax-exempt 2	202,232	1,352	2.67%	223,979	1,493	2.67%
Total investment securities	457,903	2,907	2.54%	495,814	3,057	2.47%

Interest bearing deposits with banks and federal funds sold	49,618	290	2.34%	47,089	256	2.17%

Total interest-earning assets	1,400,685	$14,005	4.00%	1,330,909	$12,309	3.70%

Noninterest-earning assets	53,992			38,895

TOTAL ASSETS	$1,454,677			$1,369,804

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,

	2019			2018

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$790,872	$1,616	0.82%	$744,936	$1,070	0.57%
Time deposits	222,740	990	1.78%	193,897	564	1.16%
Total deposits	1,013,612	2,606	1.03%	938,833	1,634	0.70%
Other borrowed funds	40,930	185	1.80%	44,124	151	1.37%

Total Interest-bearing liabilities	1,054,542	2,791	1.06%	982,957	1,785	0.73%

Noninterest-bearing liabilities
Demand deposits	212,929			211,586
Other liabilities	8,315			8,487

Stockholders' equity	178,890			166,774

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,454,676			$1,369,804

Net interest income		$11,214	3.20%		$10,524	3.16%

Spread Analysis
Interest income/average assets	$14,005	3.85%		$12,309	3.59%
Interest expense/average assets	$2,791	0.77%		$1,785	0.52%
Net interest income/average assets	$11,214	3.08%		$10,524	3.07%

Net Interest Income

For the three months ended June 30, 2019 and 2018, the Company's net interest margin adjusted for tax exempt income was 3.20% and 3.16%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2019 totaled $10,930,000 compared to $10,211,000 for the three months ended June 30, 2018.

For the three months ended June 30, 2019, interest income increased $1,726,000, or 14%, when compared to the same period in 2018. The increase from 2019 was primarily attributable to increased loan volume and to a lesser extent improved interest rates. The increase in loan volume was primarily due to the Acquisition. Loan interest rates increased in conjunction with general market interest rates, as the Federal Reserve Bank increased short term interest rate targets by 1.00% in 2018.

Interest expense increased $1,006,000, or 56%, for the three months ended June 30, 2019 when compared to the same period in 2018. The higher interest expense for the period is primarily attributable to higher rates on deposits due to market interest rates and competitive pressures.

Provision for Loan Losses

The Company’s provision for loan losses was $68,000 and $64,000 for the three months ended June 30, 2019 and 2018, respectively. Net loan charge-offs were $11,000 and $4,000 for the three months ended June 30, 2019 and 2018, respectively. While the current provision for loan losses are not related to agricultural loans, the Iowa agricultural economy remains challenged as the result of the low grain prices throughout much of 2018 and 2019 and tariff concerns on Iowa exports. Corn prices rebounded in the second quarter of 2019 as a result of delayed planting caused by excessive rain in much of the Midwest. An early frost could be problematic for the Company’s ag loan customers that were impacted by the delayed planting season.

Noninterest Income and Expense

Noninterest income increased $222,000 for the three months ended June 30, 2019 compared to the same period in 2018. The increase in noninterest income is primarily due to the Acquisition and higher wealth management income. The increase in wealth management income was primarily related to growth in the assets under management, fueled by a growing equity market and new account relationships.

Noninterest expense increased $505,000 or 8% for the three months ended June 30, 2019 compared to the same period in 2018 primarily as a result of the Acquisition. Salaries and benefits was the largest component of the increase in noninterest expense, this increase was due primarily to the Acquisition and normal salary and employee benefit increases. The efficiency ratio was 54.9% for the second quarter of 2019 as compared to 55.0% in 2018.

Income Taxes

The provision for income taxes expense for the three months ended June 30, 2019 and 2018 was $1,239,000 and $1,107,000, respectively, representing an effective tax rate of 21% and 20%, respectively. The lower than expected effective tax rate for both periods is primarily due to tax-exempt interest income.

Income Statement Review for the Six Months ended June 30, 2019 and 2018

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2019 and 2018:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$83,164	$2,239	5.38%	$73,180	$1,795	4.90%
Agricultural	81,511	2,587	6.35%	68,776	1,913	5.56%
Real estate	713,274	16,267	4.56%	634,953	13,949	4.39%
Consumer and other	16,678	416	4.99%	8,532	228	5.34%

Total loans (including fees)	894,627	21,509	4.81%	785,440	17,884	4.55%

Investment securities
Taxable	253,421	3,044	2.40%	271,924	3,093	2.27%
Tax-exempt 2	205,633	2,745	2.67%	225,197	2,995	2.66%
Total investment securities	459,054	5,789	2.52%	497,122	6,088	2.45%

Interest bearing deposits with banks and federal funds sold	43,588	528	2.42%	42,313	449	2.12%

Total interest-earning assets	1,397,269	$27,826	3.98%	1,324,875	$24,421	3.69%

Noninterest-earning assets	53,300			40,125

TOTAL ASSETS	$1,450,569			$1,365,000

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months Ended June 30,

	2019			2018

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$788,786	$3,133	0.79%	$733,157	$1,901	0.52%
Time deposits	218,380	1,832	1.68%	194,481	1,095	1.13%
Total deposits	1,007,166	4,965	0.99%	927,638	2,996	0.65%
Other borrowed funds	42,188	384	1.82%	51,832	400	1.54%

Total Interest-bearing liabilities	1,049,354	5,349	1.02%	979,471	3,396	0.69%

Noninterest-bearing liabilities
Demand deposits	216,522			209,169
Other liabilities	8,090			8,456

Stockholders' equity	176,603			167,905

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,450,569			$1,365,000

Net interest income		$22,477	3.22%		$21,025	3.17%

Spread Analysis
Interest income/average assets	$27,826	3.84%		$24,421	3.58%
Interest expense/average assets	$5,349	0.74%		$3,396	0.50%
Net interest income/average assets	$22,477	3.10%		$21,025	3.08%

Net Interest Income

For the six months ended June 30, 2019 and 2018, the Company's net interest margin adjusted for tax exempt income was 3.22% and 3.17%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2019 totaled $21,901,000 compared to $20,397,000 for the six months ended June 30, 2018.

For the six months ended June 30, 2019, interest income increased $3,457,000, or 15%, when compared to the same period in 2018. The increase from 2019 was primarily attributable to increased loan volume and to a lesser extent rates. The increase in loan volume was due to the Acquisition and a favorable lending environment in the Company’s market areas. Loan interest rates increased in conjunction with general market interest rates, as the Federal Reserve Bank increased short term interest rate targets by 1.00% in 2018.

Interest expense increased $1,953,000, or 58%, for the six months ended June 30, 2019 when compared to the same period in 2018. The higher interest expense for the period is primarily attributable to higher rates on deposits due to market interest rates and competitive pressures.

Provision for Loan Losses

The Company’s provision for loan losses was $166,000 and $93,000 for the six months ended June 30, 2019 and 2018, respectively. Net loan recoveries were $19,000 and net charge-offs were $31,000 for the six months ended June 30, 2019 and 2018, respectively. While the current provision for loan losses are not related to agricultural loans, the Iowa agricultural economy remains challenged as the result of the low grain prices throughout much of 2018 and 2019 and tariff concerns on Iowa exports. Corn prices rebounded in the second quarter of 2019 as a result of delayed planting caused by excessive rain in much of the Midwest. An early frost could be problematic for our ag loan customers that were impacted by the delayed planting season.

Noninterest Income and Expense

Noninterest income increased $384,000 for the six months ended June 30, 2019 compared to the same period in 2018. The increase in noninterest income is primarily due to the Acquisition and higher wealth management income. The increase in wealth management income was primarily related to growth in the assets under management, fueled by a growing equity market and new account relationships.

Noninterest expense increased $1,097,000 or 8% for the six months ended June 30, 2019 compared to the same period in 2018 primarily as a result of the Acquisition. Salaries and benefits was the largest component of the increase in noninterest expense, this increase was due primarily to the Acquisition and normal salary and employee benefit increases, offset in part by a one-time $1,000 bonus paid to full-time employees in 2018. The efficiency ratio was 56.4 % for the six months ended June 30, 2019 as compared to 56.2% in 2018.

Income Taxes

The provision for income taxes expense for the six months ended June 30, 2019 and 2018 was $2,343,000 and $2,127,000, respectively, representing an effective tax rate of 21% and 20%, respectively. The lower than expected effective tax rate for both periods is primarily due to tax-exempt interest income.

Balance Sheet Review

As of June 30, 2019, total assets were $1,468,595,000, a $12,908,000 increase compared to December 31, 2018. The increase in assets, primarily interest bearing deposits, was funded primarily by deposits.

Investment Portfolio

The investment portfolio totaled $458,763,000 as of June 30, 2019, a decrease of $208,000 from the December 31, 2018 balance of $458,971,000. The decrease in securities available-for-sale is primarily due to maturities in the municipal investment portfolio, offset in part by increases in the unrealized gain on the investment portfolio as market interest rates caused an increase in the fair value of the investment portfolio.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of June 30, 2019, gross unrealized losses of $455,000, are considered to be temporary in nature due to the interest rate environment of 2019 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At June 30, 2019, the Company’s investment securities portfolio included securities issued by 227 government municipalities and agencies located within 17 states with a fair value of $197.0 million. At December 31, 2018, the Company’s investment securities portfolio included securities issued by 263 government municipalities and agencies located within 16 states with a fair value of $216.0 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of June 30, 2019 was $3.9 million (approximately 2.0% of the fair value of the governmental municipalities and agencies) represented by the West Des Moines, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of June 30, 2019 and December 31, 2018 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2019		2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$51,258	$51,728	$59,935	$59,481
Texas	10,761	10,898	11,822	11,803
Pennsylvania	8,790	8,883	9,167	9,144
Washington	6,850	6,896	6,905	6,762
Other (2019: 12 states; 2018: 12 states)	17,504	17,738	17,138	17,198

Total general obligation bonds	$95,163	$96,143	$104,967	$104,388

Revenue bonds:
Iowa	$93,314	$93,525	$104,589	$103,925
Other (2019: 6 states; 2018: 7 states)	7,262	7,359	7,691	7,642

Total revenue bonds	$100,576	$100,884	$112,280	$111,567

Total obligations of states and political subdivisions	$195,739	$197,027	$217,247	$215,955

As of June 30, 2019 and December 31, 2018, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 5 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2019		2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$57,326	$57,591	$60,422	$60,322
Water	13,445	13,458	13,863	13,644
College and universities, primarily dormitory revenues	5,645	5,658	8,183	8,139
Leases	7,193	7,221	8,958	8,861
Electric power & light revenues	5,053	5,080	5,223	5,185
Other	11,914	11,876	15,631	15,416

Total revenue bonds by revenue source	$100,576	$100,884	$112,280	$111,567

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $873,639,000, $890,461,000 and $780,260,000 as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively. Loan demand has moderated since year end. The increase in the loan portfolio since June 30, 2018 is primarily due to the Acquisition.

Deposits

Deposits totaled $1,244,457,000, $1,221,084,000 and $1,151,815,000 as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively. The increase in deposits since December 31, 2018 was primarily due to public fund balances in NOW accounts. The increase in deposits since June 30, 2018 is primarily due to the Acquisition.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $31,693,000 as of June 30, 2019, a decrease of $8,981,000, or 22%, from the December 31, 2018 balance of $40,674,000. The decrease was due primarily to a decrease in the balances of one existing customer.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on June 30, 2019 totaled $873,639,000 compared to $890,461,000 as of December 31, 2018. Net loans comprise 59% of total assets as of June 30, 2019. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.70% at June 30, 2019, as compared to 0.38% at December 31, 2018 and 0.49% at June 30, 2018. The increase in the level of problem loans is due primarily to two agricultural loan relationships.    The Company’s level of problem loans as a percentage of total loans at June 30, 2019 of 0.70% is comparable to the Iowa State Average peer group of FDIC insured institutions as of March 31, 2019, of 0.67%.

Impaired loans, net of specific reserves, totaled $4,763,000 as of June 30, 2019 and have increased $2,030,000 as compared to the impaired loans of $2,733,000 as of December 31, 2018.

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

The Company had TDRs of $2,645,000 as of June 30, 2019, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $2,350,000 as of December 31, 2018, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. A specific reserve was increased $25,000 in the three and six months ended June 30, 2019. An $80,000 specific reserve was established in the three and six months ended June 30, 2018 on a TDR loan, respectively. The Company did not have any charge-offs for TDR’s for the three and six months ended June 30, 2019. The Company had $12,000 of charge-offs related to TDRs for the three and six months ended June 30, 2018.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on non-accrual. As of June 30, 2019, non-accrual loans totaled $5,119,000 and there were $1,118,000 of loans past due 90 days and still accruing. This compares to non-accrual loans of $3,234,000 and loans past due 90 days and still accruing totaled $150,000 as of December 31, 2018. The increases are due primarily to two agricultural loan relationships. Real estate owned totaled $218,000 and $830,000 as of June 30, 2019 and December 31, 2018, respectively.

The agricultural real estate and agricultural operating loan portfolio classifications remain elevated as a result of lower grain prices. The watch and special mention loans in these categories totaled $49,108,000 as of June 30, 2019 as compared to $47,808,000 as of December 31, 2018. The substandard loans in these categories totaled $8,245,000 as of June 30, 2019 as compared to $9,666,000 as of December 31, 2018. The Iowa agricultural economy remains challenged as the result of the delayed planting, current low grain prices and tariff concerns on Iowa exports.

The watch and special mention loans classified as commercial real estate totaled $35,423,000 as of June 30, 2019 as compared to $30,952,000 as of December 31, 2018. The substandard loans in this category totaled $14,621,000 as of June 30, 2019 as compared to $13,318,000 as of December 31, 2018.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2019 was 1.34%, as compared to 1.30% at December 31, 2018. The allowance for loan losses totaled $11,869,000 and $11,684,000 as of June 30, 2019 and December 31, 2018, respectively. Net recoveries of loans totaled $19,000 and net charge-offs of loans totaled $31,000 for the six months ended June 30, 2019 and 2018, respectively.

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

As of June 30, 2019, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of June 30, 2019 and December 31, 2018 totaled $90,051,000 and $56,442,000, respectively, and provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of June 30, 2019 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $190,583,000, with $2,000,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $93,269,000, with no outstanding federal fund purchase balances as of June 30, 2019. The Company had securities sold under agreements to repurchase totaling $31,693,000 as of June 30, 2019.

Total investments as of June 30, 2019 were $458,763,000 compared to $458,971,000 as of December 31, 2018. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of June 30, 2019.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2019 totaled $10,901,000 compared to $9,157,000 for the six months ended June 30, 2018. The cash flow from operations in 2019 is comparable to the same period in 2018.

Net cash provided by (used in) investing activities for the six months ended June 30, 2019 was $(14,570,000) compared to $1,910,000 for the six months ended June 30, 2018. The increase of $16,480,000 in cash used in investing activities was primarily due to an increase in interest bearing deposits and a higher level of purchases of investments, offset in part by greater maturities and calls of investments; an increase in the proceeds from the sale of investments; and a decrease in loan balances.

Net cash used in financing activities for the six months ended June 30, 2019 totaled $4,099,000 compared to $16,910,000 for the six months ended June 30, 2018. The decrease in cash used in financing activities was $12,811,000. The decrease was primarily due to a greater amount of repayments of FHLB advances and other borrowings in 2018 as compared to 2019 and an increase in deposits, offset in part by a decrease in the securities sold under agreements to repurchase. As of June 30, 2019, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $6,368,000 and $5,690,000 for the six months ended June 30, 2019 and 2018, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.24 per share in 2019 from $0.23 per share in 2018.

The Company, on an unconsolidated basis, has interest bearing deposits totaling $15,298,000 as of June 30, 2019 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time, with the exception of the expected need to finance approximately $22 million of the purchase price for the Company’s recently-announced stock acquisition of Iowa State Savings Bank.  The purchase will be funded by current cash at the Company as well as dividends from affiliate banks to the Company.  The banks will remain well-capitalized after these dividends are accrued. This transaction is expected to close during the fourth quarter of 2019, subject to receipt of regulatory approval and other customary closing conditions.  The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances.  There are no known trends in liquidity and cash flow needs as of June 30, 2019 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2019 totaled $183,252,000 and was $10,386,000 higher than the $172,865,000 recorded as of December 31, 2018. The increase in stockholders’ equity was primarily due to net income and an increase in other comprehensive income, offset in part by dividends declared. The increase in other comprehensive income is created by lower market interest rates compared to December 31, 2018, which resulted in higher fair values in the securities available-for-sale portfolio. At June 30, 2019 and December 31, 2018, stockholders’ equity as a percentage of total assets was 12.5% and 11.9%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of June 30, 2019.

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

In November, 2018, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of June 30, 2019, there were 21,209 shares remaining to be purchased under the plan.

The following table provides information with respect to purchase made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2019.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

April 1, 2019 to April 30, 2019	906	$25.93	906	31,003

May 1, 2019 to May 31, 2019	-	$-	-	31,003

June 1, 2019 to June 30, 2019	9,794	$25.99	9,794	21,209

Total	10,700		10,700

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

2.1	Stock purchase agreement, dated July 29, 2019, between Ames National Corporation and Iowa Community Bancorp, Inc. and Iowa State Savings Bank.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: August 7, 2019	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President

By: /s/ John L. Pierschbacher

John L. Pierschbacher. Chief Financial Officer