Form 10-Q
period 2019-09-30
AMES NATIONAL CORP
filed 2019-11-06
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-32637

AMES NATIONAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

IOWA	42-1039071
(State of Incorporation)	(I. R. S. Employer
Identification Number)

405 FIFTH STREET

AMES, IOWA 50010

(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: (515) 232-6251

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

Large accelerated filer____ Accelerated filer   X    Non-accelerated filer____ Smaller reporting company   X   Emerging growth company___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No   X

As of October 29, 2019, there were 9,222,747 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS

Cash and due from banks	$33,485,066	$30,384,066
Interest bearing deposits in financial institutions	78,930,485	26,057,513
Securities available-for-sale	457,994,898	458,971,162
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	2,655,200	3,191,200
Loans receivable, net	882,130,277	890,461,479
Loans held for sale	1,637,225	401,287
Bank premises and equipment, net	15,558,457	15,813,196
Accrued income receivable	9,736,328	9,415,570
Other real estate owned	217,856	829,603
Bank-owned life insurance	2,823,861	2,773,729
Deferred income taxes, net	820,400	3,848,713
Intangible assets, net	2,250,663	2,677,884
Goodwill	9,744,472	9,744,472
Other assets	1,990,450	1,117,477

Total assets	$1,499,975,638	$1,455,687,351

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Demand, noninterest bearing	$226,521,237	$230,113,170
NOW accounts	391,739,201	366,178,715
Savings and money market	402,665,343	418,384,284
Time, $250,000 and over	52,068,331	40,014,550
Other time	176,138,860	166,393,120
Total deposits	1,249,132,972	1,221,083,839

Securities sold under agreements to repurchase	52,196,061	40,674,486
Federal Home Loan Bank (FHLB) advances	5,000,000	14,600,000
Dividends payable	2,213,459	2,137,460
Accrued expenses and other liabilities	5,269,746	4,326,502
Total liabilities	1,313,812,238	1,282,822,287

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,222,747 and 9,293,305 shares as of September 30, 2019 and December 31, 2018, respectively	18,445,494	18,586,610
Additional paid-in capital	18,794,141	20,461,724
Retained earnings	144,140,565	137,891,821
Accumulated other comprehensive income (loss) - net unrealized income (loss) on securities available-for-sale	4,783,200	(4,075,091)
Total stockholders' equity	186,163,400	172,865,064

Total liabilities and stockholders' equity	$1,499,975,638	$1,455,687,351

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Interest income:
Loans, including fees	$10,513,426	$9,557,527	$32,022,997	$27,442,604
Securities:
Taxable	1,671,572	1,545,541	4,715,137	4,638,503
Tax-exempt	945,769	1,085,131	3,114,298	3,451,084
Interest bearing deposits and federal funds sold	400,963	272,358	928,996	721,417
Total interest income	13,531,730	12,460,557	40,781,428	36,253,608

Interest expense:
Deposits	2,547,763	1,740,579	7,512,979	4,736,455
Other borrowed funds	170,082	134,017	553,930	533,870
Total interest expense	2,717,845	1,874,596	8,066,909	5,270,325

Net interest income	10,813,885	10,585,961	32,714,519	30,983,283

Provision for loan losses	378,789	100,000	545,203	192,978

Net interest income after provision for loan losses	10,435,096	10,485,961	32,169,316	30,790,305

Noninterest income:
Wealth management income	857,664	877,146	2,661,421	2,534,510
Service fees	400,919	363,993	1,158,348	1,036,841
Securities gains, net	15,141	-	17,031	-
Gain on sale of loans held for sale	289,033	207,856	685,790	576,441
Merchant and card fees	372,073	358,816	1,119,598	1,035,338
Gain on foreclosure of other real estate owned	-	162,862	-	162,862
Other noninterest income	184,399	191,130	615,688	570,685
Total noninterest income	2,119,229	2,161,803	6,257,876	5,916,677

Noninterest expense:
Salaries and employee benefits	4,780,894	4,331,976	14,294,219	13,216,844
Data processing	1,085,951	838,414	2,849,396	2,506,804
Occupancy expenses, net	526,360	536,004	1,643,924	1,490,395
FDIC insurance assessments	1,698	99,934	193,593	308,002
Professional fees	386,339	423,172	1,158,168	1,123,577
Business development	310,786	327,985	827,561	821,344
Intangible asset amortization	124,243	94,883	427,221	266,337
Data conversion costs	-	167,815	-	167,815
Other operating expenses, net	259,048	167,649	755,971	664,914
Total noninterest expense	7,475,319	6,987,832	22,150,053	20,566,032

Income before income taxes	5,079,006	5,659,932	16,277,139	16,140,950

Provision for income taxes	1,037,845	1,201,100	3,380,950	3,328,100

Net income	$4,041,161	$4,458,832	$12,896,189	$12,812,850

Basic and diluted earnings per share	$0.44	$0.48	$1.40	$1.38

Dividends declared per share	$0.24	$0.23	$0.72	$0.94

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$4,041,161	$4,458,832	$12,896,189	$12,812,850
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	1,786,525	(2,171,391)	11,828,086	(8,245,692)
Less: reclassification adjustment for gains realized in net income	15,141	-	17,031	-
Other comprehensive income (loss), before tax	1,771,384	(2,171,391)	11,811,055	(8,245,692)
Tax effect related to other comprehensive income (loss)	(442,846)	542,848	(2,952,764)	2,061,767
Other comprehensive income (loss), net of tax	1,328,538	(1,628,543)	8,858,291	(6,183,925)
Comprehensive income	$5,369,699	$2,830,289	$21,754,480	$6,628,925

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
Three and Nine Months Ended September 30, 2019 and 2018

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders' Equity

Balance, June 30, 2018	$18,621,826	$20,878,728	$133,510,931	$(5,070,455)	$167,941,030
Net income	-	-	4,458,832	-	4,458,832
Other comprehensive (loss)	-	-	-	(1,628,543)	(1,628,543)
Cash dividends declared, $0.23 per share	-	-	(2,141,510)	-	(2,141,510)
Balance, September 30, 2018	$18,621,826	$20,878,728	$135,828,253	$(6,698,998)	$168,629,809

Balance, June 30, 2019	$18,464,244	$19,019,767	$142,312,863	$3,454,662	$183,251,536
Net income	-	-	4,041,161	-	4,041,161
Other comprehensive income	-	-	-	1,328,538	1,328,538
Retirement of 9,375 shares of stock	(18,750)	(225,626)	-	-	(244,376)
Cash dividends declared, $0.24 per share	-	-	(2,213,459)	-	(2,213,459)
Balance, September 30, 2019	$18,445,494	$18,794,141	$144,140,565	$4,783,200	$186,163,400

	Common Stock	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Stockholders' Equity

Balance, December 31, 2017	$18,621,826	$20,878,728	$131,684,961	$(432,373)	$170,753,142
Net income	-	-	12,812,850	-	12,812,850
Other comprehensive (loss)	-	-	-	(6,183,925)	(6,183,925)
The cumulative effect from change in accounting policy (1)	-	-	82,700	(82,700)	-
Cash dividends declared, $0.94 per share	-	-	(8,752,258)	-	(8,752,258)
Balance, September 30, 2018	$18,621,826	$20,878,728	$135,828,253	$(6,698,998)	$168,629,809

Balance, December 31, 2018	$18,586,610	$20,461,724	$137,891,821	$(4,075,091)	$172,865,064
Net income	-	-	12,896,189	-	12,896,189
Other comprehensive income	-	-	-	8,858,291	8,858,291
Retirement of 70,558 shares of stock	(141,116)	(1,667,583)	-	-	(1,808,699)
Cash dividends declared, $0.72 per share	-	-	(6,647,445)	-	(6,647,445)
Balance, September 30, 2019	$18,445,494	$18,794,141	$144,140,565	$4,783,200	$186,163,400

(1) The cumulative effect for the nine months ended September 30, 2018, reflects adoption in first quarter 2018 of ASU 2018-02.

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Nine Months Ended September 30, 2019 and 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,896,189	$12,812,850
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	545,203	192,978
Provision for off-balance sheet commitments	-	9,000
Amortization, net	1,048,818	1,583,534
Amortization of intangible asset	427,221	266,337
Depreciation	903,070	845,163
Deferred income taxes	75,549	(24,000)
Securities gains, net	(17,031)	-
(Gain) on sales of loans held for sale	(685,790)	(576,441)
Proceeds from loans held for sale	34,023,953	23,480,924
Originations of loans held for sale	(34,574,101)	(23,184,423)
Loss on sale and disposal of bank equipment, net	9,360	11,479
(Gain) on sale and foreclosure of other real estate owned, net	(43,414)	(226,054)
Change in assets and liabilities:
(Increase) in accrued income receivable	(320,758)	(239,749)
(Increase) decrease in other assets	(892,594)	133,639
Increase in accrued expenses and other liabilities	943,244	385,983
Net cash provided by operating activities	14,338,919	15,471,220

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(61,502,161)	(24,209,779)
Proceeds from sale of securities available-for-sale	8,211,157	-
Proceeds from maturities and calls of securities available-for-sale	64,641,695	52,143,244
Purchase of FHLB stock	(3,912,600)	(3,070,400)
Proceeds from the redemption of FHLB stock	4,448,600	3,275,100
Net (increase) decrease in interest bearing deposits in financial institutions	(52,872,972)	6,448,428
Net (increase) decrease in loans	8,159,497	(12,239,005)
Net proceeds from the sale of other real estate owned	655,161	117,905
Purchase of bank premises and equipment	(648,005)	(591,165)
Proceeds from the sale of bank equipment	4,000	-
Cash paid, net of cash acquired, for bank acquired	-	(13,443,219)
Other	(50,132)	1,139,029
Net cash provided by (used in) investing activities	(32,865,760)	9,570,138

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	28,086,411	(1,795,096)
Increase in securities sold under agreements to repurchase	11,521,575	2,434,281
Payments on FHLB borrowings and other borrowings	(12,600,000)	(24,500,000)
Proceeds from FHLB borrowings	3,000,000	-
Proceeds from short-term borrowings and other borrowings	-	6,400,000
Dividends paid	(6,571,446)	(8,659,149)
Stock repurchases	(1,808,699)	-
Net cash provided by (used in) financing activities	21,627,841	(26,119,964)

Net increase (decrease) in cash and due from banks	3,101,000	(1,078,606)

CASH AND DUE FROM BANKS
Beginning	30,384,066	26,397,550
Ending	$33,485,066	$25,318,944

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Nine Months Ended September 30, 2019 and 2018
	2019	2018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$7,852,381	$5,039,767
Income taxes	3,360,844	3,484,746

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$-	$116,137

Business Combination:
Fair value of interest bearing deposits in financial institutions acquired	$-	$1,475,000
Fair value of federal funds sold acquired	-	1,154,000
Fair value of securities available-for-sale acquired	-	17,196,715
Fair value of loans receivable acquired	-	76,041,470
Fair value of bank premises and equipment acquired	-	924,400
Fair value of accrued interst receivable acquired	-	862,895
Fair value of other real estate owned acquired	-	120,000
Fair value of other tangible assets acquired	-	318,596
Fair value of bank owned life insurance	-	2,754,798
Goodwill	-	3,012,255
Core deposit intangible	-	2,002,000
Deposits assumed	-	83,169,311
Federal funds purchased assumed	-	9,000,000
Other liabilities assumed	-	123,749

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At September 30, 2019, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. FASB voted to delay the implementation date for smaller reporting companies, so for the Company, should FASB finalize this pronouncement, the effective would for interim and annual periods beginning after December 15, 2022. The Company does not plan to early adopt this ASU. The Company is currently planning for the implementation of this accounting standard and has chosen a vendor for a software solution. The Company continues to refine the implementation of the software and its approach for determining the expected credit losses under the new guidance. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s financial statements. The Company is continuing to evaluate the extent of the potential impact.

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

3.     Dividends

On August 14, 2019, the Company declared a cash dividend on its common stock, payable on November 15, 2019 to stockholders of record as of November 1, 2019, equal to $0.24 per share

4.     Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2019 and 2018 was 9,227,685 and 9,310,913, respectively. The weighted average outstanding shares for the nine months ended September 30, 2019 and 2018 were 9,236,989 and 9,310,913, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2019 and December 31, 2018. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2019

U.S. government treasuries	$7,528	$7,528	$-	$-
U.S. government agencies	128,882	-	128,882	-
U.S. government mortgage-backed securities	64,146	-	64,146	-
State and political subdivisions	187,940	-	187,940	-
Corporate bonds	69,499	-	69,499	-

	$457,995	$7,528	$450,467	$-

2018

U.S. government treasuries	$7,800	$7,800	$-	$-
U.S. government agencies	110,268	-	110,268	-
U.S. government mortgage-backed securities	70,382	-	70,382	-
State and political subdivisions	215,955	-	215,955	-
Corporate bonds	54,566	-	54,566	-

	$458,971	$7,800	$451,171	$-

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

The Company's policy is to recognize transfers between levels at the end of each reporting period, if applicable. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2019.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of September 30, 2019 and December 31, 2018. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2019

Loans receivable	$377	$-	$-	$377
Other real estate owned	218	-	-	218

Total	$595	$-	$-	$595

2018

Loans receivable	$2,030	$-	$-	$2,030
Other real estate owned	830	-	-	830

Total	$2,860	$-	$-	$2,860

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

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018 are as follows: (in thousands)

	2019
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$377	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$218	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2018
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$2,030	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$830	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

The following disclosures represent financial instruments in which the ending balances at September 30, 2019 and December 31, 2018 are not carried at fair value in their entirety on the consolidated balance sheets.

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

The estimated fair values of the Company’s financial instruments as described above as of September 30, 2019 and December 31, 2018 are as follows: (in thousands)

		2019		2018
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$33,485	$33,485	$30,384	$30,384
Interest bearing deposits	Level 1	78,930	78,930	26,058	26,058
Securities available-for-sale	See previous table	457,995	457,995	458,971	458,971
FHLB and FRB stock	Level 2	2,655	2,655	3,191	3,191
Loans receivable, net	Level 2	882,130	863,585	890,461	864,417
Loans held for sale	Level 2	1,637	1,637	401	401
Accrued income receivable	Level 1	9,736	9,736	9,416	9,416
Financial liabilities:
Deposits	Level 2	$1,249,133	$1,250,478	$1,221,084	$1,219,643
Securities sold under agreements to repurchase	Level 1	52,196	52,196	40,674	40,674
FHLB advances	Level 2	5,000	4,940	14,600	14,559
Accrued interest payable	Level 1	901	901	649	649

The methodologies used to determine fair value as of September 30, 2019 did not change from the methodologies described in the December 31, 2018 Annual Financial Statements.

7.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their fair values as of September 30, 2019 and December 31, 2018 are summarized below: (in thousands)

2019:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$7,454	$74	$-	$7,528
U.S. government agencies	126,716	2,199	(33)	128,882
U.S. government mortgage-backed securities	63,410	753	(17)	64,146
State and political subdivisions	186,295	1,898	(253)	187,940
Corporate bonds	67,743	1,773	(17)	69,499
	$451,618	$6,697	$(320)	$457,995

2018:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$7,925	$-	$(125)	$7,800
U.S. government agencies	111,759	73	(1,564)	110,268
U.S. government mortgage-backed securities	71,596	88	(1,302)	70,382
State and political subdivisions	217,247	465	(1,757)	215,955
Corporate bonds	55,877	2	(1,313)	54,566
	$464,404	$628	$(6,061)	$458,971

The amortized cost and fair value of debt securities available-for-sale as of September 30, 2019, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. (in thousands)

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$79,205	$79,247
Due after one year through five years	227,409	230,137
Due after five years through ten years	132,816	136,197
Due after ten years	12,188	12,414
Total	$451,618	$457,995

Securities with a carrying value of $152.3 million and $145.7 million at September 30, 2019 and December 31, 2018, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The proceeds, gains and losses for securities available-for-sale for the three and nine months ended September 30, 2019 and 2018 are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Proceeds from sales of securities available-for-sale	$2,238	$-	$8,211	$-
Gross realized gains on securities available-for-sale	16	-	37	-
Gross realized losses on securities available-for-sale	(1)	-	(20)	-
Tax provision applicable to net realized gains on securities available-for-sale	4	-	4	-

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of September 30, 2019 and December 31, 2018 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2019:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	$998	$-	$998	$-
U.S. government agencies	10,347	(8)	15,531	(25)	25,878	(33)
U.S. government mortgage-backed securities	3,292	(9)	1,987	(8)	5,279	(17)
State and political subdivisions	15,787	(55)	6,023	(198)	21,810	(253)
Corporate bonds	3,072	(14)	3,539	(3)	6,611	(17)
	$32,498	$(86)	$28,078	$(234)	$60,576	$(320)

	Less than 12 Months		12 Months or More		Total
2018:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$2,962	$(11)	$4,838	$(114)	$7,800	$(125)
U.S. government agencies	26,099	(218)	73,192	(1,346)	99,291	(1,564)
U.S. government mortgage-backed securities	25,037	(277)	37,632	(1,025)	62,669	(1,302)
State and political subdivisions	60,600	(302)	83,494	(1,455)	144,094	(1,757)
Corporate bonds	19,239	(256)	34,254	(1,057)	53,493	(1,313)
	$133,937	$(1,064)	$233,410	$(4,997)	$367,347	$(6,061)

Gross unrealized losses on debt securities totaled $320,000 as of September 30, 2019. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

8.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of September 30, 2019 and December 31, 2018 is as follows (in     thousands):

	2019	2018

Real estate - construction	$52,486	$51,364
Real estate - 1 to 4 family residential	167,698	169,722
Real estate - commercial	396,651	389,532
Real estate - agricultural	108,387	103,652
Commercial	73,457	86,194
Agricultural	79,900	85,202
Consumer and other	15,553	16,566
	894,132	902,232
Less:
Allowance for loan losses	(11,934)	(11,684)
Deferred loan fees	(68)	(87)
Loans receivable, net	$882,130	$890,461

Activity in the allowance for loan losses, on a disaggregated basis, for the three and nine months ended September 30, 2019 and 2018 is as follows: (in thousands)

	Three Months Ended September 30, 2019
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2019	$721	$1,847	$4,906	$1,301	$1,590	$1,332	$172	$11,869
Provision (credit) for loan losses	41	237	158	9	(112)	10	36	379
Recoveries of loans charged-off	-	2	3	-	5	-	2	12
Loans charged-off	-	-	-	-	(326)	-	-	(326)
Balance, September 30, 2019	$762	$2,086	$5,067	$1,310	$1,157	$1,342	$210	$11,934

	Nine Months Ended September 30, 2019
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2018	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684
Provision (credit) for loan losses	63	265	437	112	(324)	(42)	34	545
Recoveries of loans charged-off	-	4	15	-	34	-	6	59
Loans charged-off	-	(3)	-	-	(330)	-	(21)	(354)
Balance, September 30, 2019	$762	$2,086	$5,067	$1,310	$1,157	$1,342	$210	$11,934

	Three Months Ended September 30, 2018
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2018	$846	$1,732	$4,842	$977	$1,688	$1,178	$120	$11,383
Provision (credit) for loan losses	(209)	131	(372)	218	92	168	72	100
Recoveries of loans charged-off	-	2	-	-	1	-	5	8
Loans charged-off	-	(23)	(107)	-	(10)	(58)	(5)	(203)
Balance, September 30, 2018	$637	$1,842	$4,363	$1,195	$1,771	$1,288	$192	$11,288

	Nine Months Ended September 30, 2018
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2017	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321
Provision (credit) for loan losses	(159)	144	(264)	198	33	175	66	193
Recoveries of loans charged-off	-	5	-	-	22	-	19	46
Loans charged-off	-	(23)	(107)	-	(23)	(58)	(61)	(272)
Balance, September 30, 2018	$637	$1,842	$4,363	$1,195	$1,771	$1,288	$192	$11,288

Allowance for loan losses disaggregated on the basis of impairment analysis method as of September 30, 2019 and December 31, 2018 is as follows: (in thousands)

2019		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$235	$-	$-	$-	$-	$9	$244
Collectively evaluated for impairment	762	1,851	5,067	1,310	1,157	1,342	201	11,690
Balance September 30, 2019	$762	$2,086	$5,067	$1,310	$1,157	$1,342	$210	$11,934

2018		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$53	$-	$-	$430	$-	$18	$501
Collectively evaluated for impairment	699	1,767	4,615	1,198	1,347	1,384	173	11,183
Balance December 31, 2018	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684

Loans receivable disaggregated on the basis of impairment analysis method as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

2019		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,163	$1,136	$87	$247	$2,525	$9	$5,167
Collectively evaluated for impairment	52,486	166,535	395,515	108,300	73,210	77,375	15,544	888,965

Balance September 30, 2019	$52,486	$167,698	$396,651	$108,387	$73,457	$79,900	$15,553	$894,132

2018		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$365	$128	$74	$2,648	$-	$19	$3,234
Collectively evaluated for impairment	51,364	169,357	389,404	103,578	83,546	85,202	16,547	898,998

Balance December 31, 2018	$51,364	$169,722	$389,532	$103,652	$86,194	$85,202	$16,566	$902,232

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

Impaired loans, on a disaggregated basis, as of September 30, 2019 and December 31, 2018: (in thousands)

	2019			2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	551	840	-	252	277	-
Real estate - commercial	1,136	1,610	-	128	601	-
Real estate - agricultural	87	100	-	74	88	-
Commercial	247	298	-	248	258	-
Agricultural	2,525	2,525	-	-	-	-
Consumer and other	-	-	-	1	2	-
Total loans with no specific reserve:	4,546	5,373	-	703	1,226	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	612	645	235	113	139	53
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	2,400	2,506	430
Agricultural	-	-	-	-	-	-
Consumer and other	9	9	9	18	22	18
Total loans with specific reserve:	621	654	244	2,531	2,667	501

Total
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	1,163	1,485	235	365	416	53
Real estate - commercial	1,136	1,610	-	128	601	-
Real estate - agricultural	87	100	-	74	88	-
Commercial	247	298	-	2,648	2,764	430
Agricultural	2,525	2,525	-	-	-	-
Consumer and other	9	9	9	19	24	18

	$5,167	$6,027	$244	$3,234	$3,893	$501

Average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2019 and 2018: (in thousands)

	Three Months Ended September 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	364	4	315	135
Real estate - commercial	637	45	123	-
Real estate - agricultural	86	-	38	-
Commercial	240	-	160	-
Agricultural	2,206	-	-	-
Consumer and other	-	-	-	-
Total loans with no specific reserve:	3,533	49	636	135

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	341	-	120	6
Real estate - commercial	-	-	74	-
Real estate - agricultural	-	-	-	-
Commercial	1,267	-	2,838	2
Agricultural	-	-	29	-
Consumer and other	5	-	26	-
Total loans with specific reserve:	1,613	-	3,087	8

Total
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	705	4	435	141
Real estate - commercial	637	45	197	-
Real estate - agricultural	86	-	38	-
Commercial	1,507	-	2,998	2
Agricultural	2,206	-	29	-
Consumer and other	5	-	26	-

	$5,146	$49	$3,723	$143

	Nine Months Ended September 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	305	30	442	180
Real estate - commercial	384	105	266	258
Real estate - agricultural	79	-	19	-
Commercial	241	-	127	5
Agricultural	1,103	-	-	-
Consumer and other	-	-	6	-
Total loans with no specific reserve:	2,112	135	860	443

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	226	-	173	6
Real estate - commercial	-	-	149	-
Real estate - agricultural	-	-	-	-
Commercial	1,867	-	2,901	2
Agricultural	-	-	15	-
Consumer and other	10	1	35	1
Total loans with specific reserve:	2,103	1	3,273	9

Total
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	531	30	615	186
Real estate - commercial	384	105	415	258
Real estate - agricultural	79	-	19	-
Commercial	2,108	-	3,028	7
Agricultural	1,103	-	15	-
Consumer and other	10	1	41	1

	$4,215	$136	$4,133	$452

The interest foregone on nonaccrual loans for the three months ended September 30, 2019 and 2018 was approximately $272,000 and $80,000, respectively. The interest foregone on nonaccrual loans for the nine months ended September 30, 2019 and 2018 was approximately $389,000 and $283,000, respectively.

Nonaccrual loans at September 30, 2019 and December 31, 2018 were $5,167,000 and $3,234,000 respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $1,171,000 as of September 30, 2019, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $2,350,000 as of December 31, 2018, all of which were included in impaired and nonaccrual loans.

The Company’s TDR, on a disaggregated basis, occurring in the three and nine months ended September 30, 2019 and 2018, is as follows: (dollars in thousands)

Three Months Ended September 30,
	2019			2018
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	3	1,035	1,035	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	3	$1,035	$1,035	-	$-	$-

Nine Months Ended September 30,
	2019			2018
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	3	1,035	1,035	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	3	80	80
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	3	$1,035	$1,035	3	$80	$80

During the three and nine months ended September 30, 2019, the Company granted concessions to one borrower with three 1-4 family residential contracts facing financial difficulties. The loans were originated with terms less than normal related to collateral. During the three and nine months ended September 30, 2018, the Company granted concessions to one borrower with three commercial operating contracts facing financial difficulties. The loan was extended beyond its normal terms and the interest was capitalized.

The Company considers TDR loans to have payment default when it is past due 60 days or more.

No TDR modifications during the twelve months ended September 30, 2019 and 2018 had payment defaults. A $200,000 specific reserve was established in the nine months ended September 30, 2019. An $80,000 specific reserve was established in the nine months ended September 30, 2018. There were $275,000 and $12,000 of net charge-offs related to TDRs for the nine months ended September 30, 2019 and 2018, respectively.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2019 and December 31, 2018, is as follows: (in thousands)

2019		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$849	$-	$849	$51,637	$52,486	$-
Real estate - 1 to 4 family residential	1,359	1	1,360	166,338	167,698	-
Real estate - commercial	-	1,057	1,057	395,594	396,651	-
Real estate - agricultural	1,936	-	1,936	106,451	108,387	-
Commercial	456	16	472	72,985	73,457	-
Agricultural	314	2,533	2,847	77,053	79,900	8
Consumer and other	124	10	134	15,419	15,553	1

	$5,038	$3,617	$8,655	$885,477	$894,132	$9

2018		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$376	$-	$376	$50,988	$51,364	$-
Real estate - 1 to 4 family residential	1,032	302	1,334	168,388	169,722	150
Real estate - commercial	-	-	-	389,532	389,532	-
Real estate - agricultural	-	-	-	103,652	103,652	-
Commercial	595	248	843	85,351	86,194	-
Agricultural	89	-	89	85,113	85,202	-
Consumer and other	76	-	76	16,490	16,566	-

	$2,168	$550	$2,718	$899,514	$902,232	$150

The increase in the 90 days or greater loans from December 31, 2018 is primarily due to agricultural loans that are well secured as of September 30, 2019.

The credit risk profile by internally assigned grade, on a disaggregated basis, as of September 30, 2019 and December 31, 2018 is as follows: (in thousands)

2019	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$43,527	$344,649	$78,514	$52,671	$57,072	$576,433
Watch	8,959	31,319	23,800	15,723	19,436	99,237
Special Mention	-	4,630	-	-	-	4,630
Substandard	-	14,917	5,986	4,816	867	26,586
Substandard-Impaired	-	1,136	87	247	2,525	3,995

	$52,486	$396,651	$108,387	$73,457	$79,900	$710,881

2018	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$45,991	$345,262	$72,562	$64,850	$58,818	$587,483
Watch	5,373	26,177	22,758	13,998	22,628	90,934
Special Mention	-	4,775	1,675	264	747	7,461
Substandard	-	13,221	6,583	4,434	3,009	27,247
Substandard-Impaired	-	97	74	2,648	-	2,819

	$51,364	$389,532	$103,652	$86,194	$85,202	$715,944

The credit risk profile based on payment activity, on a disaggregated basis, as of September 30, 2019 and December 31, 2018 is as follows:

2019	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$166,533	$15,544	$182,077
Non-performing	1,165	9	1,174

	$167,698	$15,553	$183,251

2018	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$169,206	$16,547	$185,753
Non-performing	516	19	535

	$169,722	$16,566	$186,288

9.	Goodwill

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

In conjunction with the acquisition of CCSB in 2018, the Company recorded $2.0 million in core deposit intangible assets. The following sets forth the carrying amounts and accumulated amortization of the intangible assets at September 30, 2019 and December 31, 2018: (in thousands)

	2019		2018
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$4,520	$2,582	$4,520	$2,212
Customer list	535	222	535	165

Total	$5,055	$2,804	$5,055	$2,377

The weighted average life of the intangible assets is 3.2 years as of September 30, 2019 and 3.5 years as of December 31, 2018.

The following sets forth the activity related to the intangible assets for the three and nine months ended September 30, 2019 and 2018: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Beginning intangible asset, net	$2,375	$935	$2,678	$1,091
Purchase	-	2,002	-	2,002
Adjustment to intangible asset	-	-	-	15
Amortization	(124)	(95)	(427)	(266)

Ending intangible asset, net	$2,251	$2,842	$2,251	$2,842

Estimated remaining amortization expense on core deposit intangible for the years ending December 31 is as follows: (in thousands)

2019	$113
2020	440
2021	402
2022	368
2023	315
2024	166
After	447

Intangible asset, net	$2,251

11.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of September 30, 2019 and December 31, 2018: (in thousands)

	2019			2018
	Remaining Contractual Maturity of the Agreements
	Overnight	Greater than	Total	Overnight	Greater than	Total
		90 days			90 days

Securities sold under agreements to repurchase:
U.S. government treasuries	$4,529	$-	$4,529	$4,406	$-	$4,406
U.S. government agencies	38,562	-	38,562	41,375	-	41,375
U.S. government mortgage-backed securities	17,375	-	17,375	19,893	-	19,893

Total pledged collateral	$60,466	$-	$60,466	$65,674	$-	$65,674

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

12.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in the deferred income taxes asset is due primarily to the increase in fair value of the available for sale investment portfolio.

13.	Regulatory Matters

The Company and the Banks capital amounts and ratios are as follows: (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2019:
Total capital (to risk- weighted assets):
Consolidated	$182,951	16.6%	$115,854	10.50%	N/A	N/A
Boone Bank & Trust	15,730	16.2	10,195	10.50	$9,710	10.0%
First National Bank	86,143	13.9	65,270	10.50	62,162	10.0
Reliance State Bank	28,113	15.7	18,813	10.50	17,917	10.0
State Bank & Trust	20,112	15.9	13,250	10.50	12,619	10.0
United Bank & Trust	14,777	18.9	8,231	10.50	7,839	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$170,478	15.5%	$93,787	8.50%	N/A	N/A
Boone Bank & Trust	14,801	15.2	8,253	8.50	$7,768	8.0%
First National Bank	79,496	12.8	52,838	8.50	49,730	8.0
Reliance State Bank	25,873	14.4	15,229	8.50	14,333	8.0
State Bank & Trust	18,532	14.7	10,726	8.50	10,095	8.0
United Bank & Trust	13,956	17.8	6,663	8.50	6,271	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$170,478	11.8%	$57,849	4.00%	N/A	N/A
Boone Bank & Trust	14,801	11.1	5,334	4.00	$6,668	5.0%
First National Bank	79,496	9.5	33,576	4.00	41,970	5.0
Reliance State Bank	25,873	12.0	8,589	4.00	10,736	5.0
State Bank & Trust	18,532	11.4	6,481	4.00	8,101	5.0
United Bank & Trust	13,956	13.3	4,186	4.00	5,232	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$170,478	15.5%	$77,236	7.00%	N/A	N/A
Boone Bank & Trust	14,801	15.2	6,797	7.00	$6,311	6.5%
First National Bank	79,496	12.8	43,513	7.00	40,405	6.5
Reliance State Bank	25,873	14.4	12,542	7.00	11,646	6.5
State Bank & Trust	18,532	14.7	8,834	7.00	8,203	6.5
United Bank & Trust	13,956	17.8	5,487	7.00	5,095	6.5

* These ratios for September 30, 2019 include a capital conservation buffer of 2.5%, except for the Tier 1 capital to average weighted assets ratios.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018:
Total capital (to risk- weighted assets):
Consolidated	$177,405	16.1%	$109,082	9.875%	N/A	N/A
Boone Bank & Trust	15,632	17.0	9,092	9.875	$9,207	10.0%
First National Bank	81,419	13.1	61,312	9.875	62,088	10.0
Reliance State Bank	27,880	14.8	18,576	9.875	18,811	10.0
State Bank & Trust	20,358	16.2	12,427	9.875	12,585	10.0
United Bank & Trust	14,790	19.5	7,489	9.875	7,583	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$165,181	15.0%	$86,989	7.875%	N/A	N/A
Boone Bank & Trust	14,722	16.0	7,251	7.875	$7,366	8.0%
First National Bank	74,995	12.1	48,894	7.875	49,671	8.0
Reliance State Bank	25,622	13.6	14,813	7.875	15,049	8.0
State Bank & Trust	18,783	14.9	9,910	7.875	10,068	8.0
United Bank & Trust	13,974	18.4	5,972	7.875	6,067	8.0

Tier 1 capital (to average- weighted assets):
Consolidated	$165,181	11.3%	$58,635	4.000%	N/A	N/A
Boone Bank & Trust	14,722	11.2	5,277	4.000	$6,596	5.0%
First National Bank	74,995	9.1	33,034	4.000	41,292	5.0
Reliance State Bank	25,622	11.7	8,730	4.000	10,913	5.0
State Bank & Trust	18,783	11.8	6,384	4.000	7,980	5.0
United Bank & Trust	13,974	12.7	4,402	4.000	5,503	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$165,181	15.0%	$70,420	6.375%	N/A	N/A
Boone Bank & Trust	14,722	16.0	5,870	6.375	$5,985	6.5%
First National Bank	74,995	12.1	39,581	6.375	40,357	6.5
Reliance State Bank	25,622	13.6	11,992	6.375	12,227	6.5
State Bank & Trust	18,783	14.9	8,023	6.375	8,180	6.5
United Bank & Trust	13,974	18.4	4,834	6.375	4,929	6.5

* These ratios for December 31, 2018 include a capital conservation buffer of 1.875%, except for the Tier 1 capital to average weighted assets ratios.

On January 1, 2015, the Company and Banks became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2019, the ratios for the Company and Banks were sufficient to meet the conservation buffer.

14.     Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. On October 25, 2019, Ames National Corporation (the “Company”) completed the acquisition of all the outstanding stock of Iowa State Savings Bank (“Iowa State”), an Iowa state chartered bank, from Iowa Community Bancorp, Inc. (“Iowa Community”) in accordance with the terms of the Stock Purchase Agreement dated July 29, 2019 (the “Purchase Agreement”) by and among Iowa State, Iowa Community and the Company (the “Stock Acquisition”). Pursuant to the Purchase Agreement, the Company paid Iowa Community cash of approximately $22.3 million to complete the Stock Acquisition. Iowa State, located in Creston, Iowa, has assets of approximately $210 million, loans of approximately $138 million and deposits of approximately $187 million. Iowa State, with five offices located in Creston, Corning, Diagonal and Lenox, Iowa became a 100% owned subsidiary of the Company following the closing. The banks paid dividends to the Company in October, 2019 in the amount of $15,500,000. There were no other significant events or transactions that provided evidence about conditions that did not exist at September 30, 2019.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs thirteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 230 full-time equivalent individuals employed by the Banks, including employees from the Acquisition.

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

The Company had net income of $4,041,000, or $0.44 per share, for the three months ended September 30, 2019, compared to net income of $4,459,000, or $0.48 per share, for the three months ended September 30, 2018.

The decrease in earnings is primarily the result of higher deposit interest expense, salaries and employee benefits and provision for loan losses, offset in part by improved loan interest income.

Net loan charge-offs totaled $314,000 and $195,000 for the three months ended September 30, 2019 and 2018, respectively. The provision for loan losses totaled $379,000 and $100,000 for the three months ended September 30, 2019 and 2018, respectively.

The Company had net income of $12,896,000, or $1.40 per share, for the nine months ended September 30, 2019, compared to net income of $12,813,000, or $1.38 per share, for the nine months ended September 30, 2018.

The increase in earnings is primarily the result of improved loan interest income, offset in part by elevated deposit interest expense and higher salary and employee benefits.

Net loan charge-offs totaled $295,000 and $226,000 for the nine months ended September 30, 2019 and 2018, respectively. The provision for loan losses totaled $545,000 and $193,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 5,303 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	9 Months
	Ended	Ended	3 Months Ended		Years Ended December 31,
	September 30, 2019		June 30, 2019		2018		2017
	Company		Company	Industry*	Company	Industry*	Company	Industry*

Return on assets	1.10%	1.18%	1.27%	1.36%	1.23%	1.35%	1.00%	0.97%

Return on equity	8.74%	9.58%	10.32%	12.01%	10.09%	11.98%	8.02%	8.64%

Net interest margin	3.15%	3.20%	3.20%	3.40%	3.23%	3.40%	3.25%	3.25%

Efficiency ratio	57.80%	56.84%	54.92%	55.58%	55.90%	56.27%	52.70%	57.94%

Capital ratio	12.64%	12.33%	12.30%	9.81%	12.18%	9.70%	12.48%	9.62%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.10% and 1.31% for the three months ended September 30, 2019 and 2018, respectively. This ratio declined primarily due to lower net income for the three months ended September 30, 2019 as compared to 2018.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 8.74% and 10.54% for the three months ended September 30, 2019 and 2018, respectively. This ratio declined primarily due to lower net income and higher average stockholders’ equity for the three months ended September 30, 2019 as compared to 2018.

●     Net Interest Margin

The net interest margin for the three months ended September 30, 2019 and 2018 was 3.15% and 3.28%, respectively. The ratio is calculated by dividing net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 57.80% and 54.82% for the three months ended September 30, 2019 and 2018, respectively. The efficiency ratio increased primarily due to higher noninterest expenses, which was mainly due to the Acquisition.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 12.64% as of September 30, 2019 is significantly higher than the industry average of 9.81% as of June 30, 2019.

Industry Results:

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2019:

Net Income Rises 4.1% to $62.6 Billion on Higher Net Interest Income

During the three months ended June 30, quarterly net income for the 5,303 FDIC-insured commercial banks and savings institutions totaled $62.6 billion, an increase of $2.5 billion (4.1%) from a year ago. Improvement in quarterly net income was attributable to higher net interest income and an increase in realized securities gains. Almost 60% of all banks reported annual increases in net income from the year-ago quarter, while less than 4% of banks were unprofitable during the second quarter. The average return on assets increased to 1.38% from 1.37% in second quarter 2018.

Net Interest Income Expands 3.7% From a Year Earlier

Net interest income of $139 billion increased by $4.9 billion (3.7%) from a year earlier, the slowest year over-year growth rate since fourth quarter 2015. Slightly more than three-quarters of all banks (75.1%) reported an increase in net interest income from second quarter 2018. Net interest margin for the banking industry was 3.39% during the quarter, up slightly from 3.38% a year ago but below a recent high of 3.48% in fourth quarter 2018. Since year-end 2018, the average yield on earning assets rose by 1 basis point, while the average cost of funding increased by 11 basis points. During this period, the largest increase in the average cost of funding was among banks with assets from $1 billion to $10 billion.

Loan-Loss Provisions Increase More Than 9% From Second Quarter 2018

Banks set aside $12.8 billion in loan-loss provisions during the second quarter, an increase of $1.1 billion (9.3%) from a year earlier. More than one-third of all banks (36.1%) reported year-over-year increases in loan-loss provisions. Loan-loss provisions as a percentage of net operating revenue increased from 5.80% in second quarter 2018 to 6.25%.

Noninterest Income Falls 2.7% From a Year Earlier

Noninterest income fell by $1.8 billion (2.7%) from 12 months ago, although less than half of all banks (41%) reported declines. The overall decline in noninterest income was driven primarily by servicing fees, which fell by $3.1 billion from a year ago to $332.7 million, and investment banking fees, which declined by $533.5 million (16.1%). Increases in all other noninterest income (up $1.2 billion, or 3.8%) and trading revenue (up $742.5 million, or 9.8%) helped offset the decline in noninterest income during the year.

Noninterest Expense Increases From Second Quarter 2018

Noninterest expense rose by $1.6 billion (1.4%) from a year ago. The increase was widespread with 75.3% of all banks contributing to the growth. Salary and employee benefits rose by $1.8 billion (3.2%) from a year ago, as average assets per employee increased from $8.4 million to $8.8 million.

Net Charge-Offs Rise 9.3% From a Year Ago

Banks charged off $12.8 billion in uncollectable loans during the second quarter, up $1.1 billion (9.3%) from a year ago. The overall increase in net charge-offs was led by credit card balances (up $669.4 million, or 8.3%) and commercial and industrial loans (up $368.9 million, or 25.2%). The average net charge-off rate increased modestly from 0.48% in second quarter 2018 to 0.50%. The net charge-off rate for commercial and industrial loans rose 5 basis points from a year ago to 0.33%, while the net charge-off rate for credit cards rose by 12 basis points from a year ago to 4.03%, surpassing the 4% level for the first time since second quarter 2012.

Noncurrent Loan Rate Improves to 0.93%

Noncurrent loan balances (90 days or more past due or in nonaccrual status) declined by $4.9 billion (4.8%) from first quarter 2019. Slightly more than half of all banks (50.6%) reported declines in noncurrent loan balances. The quarter-over-quarter improvement was reflected in residential mortgages, which fell by $2.1 billion (5%), and credit card balances, which declined by $1.1 billion (8.7%). The average noncurrent rate declined by 6 basis points from the previous quarter to 0.93%.

Loan-Loss Reserves Decline Modestly From the Previous Quarter

Loan-loss reserves totaled $124.9 billion at the end of second quarter, down $292.5 million (0.2%) from the first quarter. Just over one-quarter of all banks (26.3%) reported quarterly declines in loan-loss reserves. At banks that itemize their loan-loss reserves, which are banks with total assets of $1 billion or more and represent 91% of total industry loan-loss reserves, the quarterly decline was attributable to residential real estate (down $762.7 million, or 6.5%) and credit cards (down $59.3 million, or 0.1%). Loan-loss reserves for commercial loans increased by $445.2 million (1.4%) from the previous quarter.

Total Assets Increase From First Quarter 2019

Total assets rose by $177.3 billion (1%) from the previous quarter. Cash and balances due from depository institutions declined by $81.5 billion (4.8%). Banks increased their investment securities by $54.8 billion (1.5%), as mortgage-backed securities rose by $65 billion (2.9%) and state and municipal securities declined by $14.5 billion (4.5%). After reaching an all-time high of 35.8% in second quarter 2018, the percentage of industry assets maturing or repricing in more than three years continued to decline, falling to 35.1% in the second quarter.

Loan Balances Increase From the Previous Quarter and a Year Ago

Total loan and lease balances rose by $152.3 billion (1.5%) from first quarter 2019. Almost three-quarters of all banks (72.7%) reported quarterly increases in their loan and lease balances. All major loan categories reported quarter-over-quarter increases, led by consumer loans, which rose by $42.2 billion (2.5%), and residential mortgage loans, which increased by $38.3 billion (1.8%). Over the past year, total loan and lease balances rose by $443 billion (4.5%), a modest increase from the 4.1% annual growth rate reported last quarter. Commercial and industrial loans had the largest dollar increase from a year ago, increasing by $142.8 billion (6.9%).

Deposits Increase From First Quarter 2019

Total deposit balances increased by $114 billion (0.8%) from the previous quarter, as deposits in foreign offices increased by $51.3 billion (4.1%) and domestic office deposits rose by $62.7 billion (0.5%). Domestic deposits in noninterest-bearing accounts rose by $37.2 billion (1.2%), while interest-bearing deposits increased by $25.5 billion (0.3%). Nondeposit liabilities increased by $25.1 billion (1.2%) from the previous quarter, as other liabilities rose by $25.2 billion (6.2%).

Equity Capital Rises From the Previous Quarter

Equity capital rose to $2.1 trillion in the second quarter, up $38.6 billion (1.9%) from the previous quarter, led by accumulated other comprehensive income. Declared dividends totaled $48.6 billion, an increase of $10.8 billion (28.6%) from second quarter 2018. At end of second quarter, 16 insured institutions with $2.2 billion in total assets were below the requirements for the well-capitalized category as defined for Prompt Corrective Action purposes.

Five New Banks Are Added in Second Quarter 2019

The number of FDIC-insured commercial banks and savings institutions declined from 5,362 to 5,303 during the three months ended June 30. Five new banks were added during the second quarter, 60 institutions were absorbed by mergers, and one bank failed. The number of institutions on the FDIC’s “Problem Bank List” declined from 59 to 56 at the end of second quarter, the lowest number since first quarter 2007. Total assets of problem banks increased from $46.7 billion to $48.5 billion.

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

Goodwill

Goodwill arose in connection with three acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At September 30, 2019, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$10,814	$10,586	$32,715	$30,983
Tax-equivalent adjustment (1)	251	288	827	917
Net interest income on an FTE basis (non-GAAP)	11,065	10,874	33,542	31,900
Average interest-earning assets	$1,403,303	$1,324,697	$1,399,302	$1,324,817
Net interest margin on an FTE basis (non-GAAP)	3.15%	3.28%	3.20%	3.21%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the three and nine months ended September 30, 2019 and 2018, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended September 30, 2019 and 2018

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2019 and 2018:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$76,808	$1,062	5.53%	$75,533	$972	5.15%
Agricultural	78,286	989	5.05%	70,925	1,075	6.06%
Real estate	713,796	8,255	4.63%	648,628	7,375	4.55%
Consumer and other	15,861	207	5.22%	10,206	136	5.34%

Total loans (including fees)	884,751	10,513	4.75%	805,292	9,558	4.75%

Investment securities
Taxable	277,264	1,672	2.41%	266,510	1,545	2.32%
Tax-exempt 2	177,431	1,197	2.70%	205,003	1,374	2.68%
Total investment securities	454,695	2,869	2.52%	471,513	2,919	2.48%

Interest bearing deposits with banks and federal funds sold	63,857	401	2.51%	47,892	272	2.27%

Total interest-earning assets	1,403,303	$13,783	3.93%	1,324,697	$12,749	3.85%

Noninterest-earning assets	59,894			41,596

TOTAL ASSETS	$1,463,197			$1,366,293

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended September 30,

	2019			2018

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$777,506	$1,451	0.75%	$732,905	$1,109	0.61%
Time deposits	226,972	1,097	1.93%	196,664	632	1.29%
Total deposits	1,004,478	2,548	1.01%	929,569	1,741	0.75%
Other borrowed funds	43,204	170	1.57%	45,100	134	1.19%

Total Interest-bearing liabilities	1,047,682	2,718	1.04%	974,669	1,875	0.77%

Noninterest-bearing liabilities
Demand deposits	221,586			214,956
Other liabilities	8,975			7,523

Stockholders' equity	184,954			169,145

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,463,197			$1,366,293

Net interest income		$11,065	3.15%		$10,874	3.28%

Spread Analysis
Interest income/average assets	$13,783	3.77%		$12,749	3.73%
Interest expense/average assets	$2,718	0.74%		$1,875	0.55%
Net interest income/average assets	$11,065	3.02%		$10,874	3.18%

Net Interest Income

For the three months ended September 30, 2019 and 2018, the Company's net interest margin adjusted for tax exempt income was 3.15% and 3.28%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2019 totaled $10,814,000 compared to $10,586,000 for the three months ended September 30, 2018.

For the three months ended September 30, 2019, interest income increased $1,071,000, or 9%, when compared to the same period in 2018. The increase from 2019 was primarily attributable to increased loan volume, related to the Acquisition. The increase in loan interest income due to loan volume was offset in part by foregone interest on nonaccrual loans which was $272,000 for the three months ended September 30, 2019, as compared to $80,000 for the three months ended September 30, 2018. The increase in loan interest income was also offset in part by a decrease in tax-exempt income due to maturity of municipal bonds.

Interest expense increased $843,000, or 45%, for the three months ended September 30, 2019 when compared to the same period in 2018. The higher interest expense for the period is primarily attributable to higher rates on deposits due to market interest rates and competitive pressures.

Provision for Loan Losses

A provision for loan losses of $379,000 was recognized in the third quarter of 2019 as compared to $100,000 in the third quarter of 2018. Net loan charge offs totaled $314,000 for the quarter ended September 30, 2019 compared to net loan charge offs of $195,000 for the quarter ended September 30, 2018. The loan charge offs this quarter were primarily related to one commercial relationship that was restructured. While the current provision for loan losses are not related to agricultural loans, the Iowa agricultural economy remains challenged as the result of the low grain prices throughout much of 2018 and 2019 and tariff concerns on Iowa exports. Grain prices rebounded since the second quarter of 2019; however, initial crop reports in our markets indicate significant variability in crop yields. Presently, it is too early to gauge the financial impact of the 2019 growing season on most of our agricultural borrowers.

Noninterest Income and Expense

Noninterest income for the third quarter of 2019 totaled $2,119,000 as compared to $2,162,000 in the third quarter of 2018, a decrease of 2%. The decrease in noninterest income was primarily due to the $162,000 gain on foreclosure of real estate in 2018, offset in part by increases due to the Acquisition and gain on the sale of loans. The increase in the gain on sale of loans was due to higher loan volume driven by a healthy residential mortgage market in central Iowa.

Noninterest expense for the third quarter of 2019 totaled $7,475,000 compared to $6,988,000 recorded in the third quarter of 2018, an increase of 7%. Most of the increase was related to higher salaries and employee benefits and data processing costs, offset in part by one time data conversion costs incurred in 2018 related to the Acquisition and a decrease in FDIC insurance assessments. The increase in salaries and employee benefits were primarily due to the Acquisition and normal salary increases. The increase in data processing costs were due to the cost associated with expanded services and the Acquisition. The decrease in FDIC insurance assessments was due to the receipt of a small bank credit as the deposit insurance reserve ratio exceeded 1.38%. The efficiency ratio was 57.8% for the third quarter of 2019 as compared to 54.8% in the third quarter of 2018.

Income Taxes

The provision for income taxes expense for the three months ended September 30, 2019 and 2018 was $1,038,000 and $1,201,000, respectively, representing an effective tax rate of 20% and 21%, respectively. The lower than expected effective tax rate for both periods is primarily due to tax-exempt interest income.

Income Statement Review for the Nine Months ended September 30, 2019 and 2018

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2019 and 2018:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans 1
Commercial	$81,022	$3,301	5.43%	$73,973	$2,766	4.99%
Agricultural	80,424	3,576	5.93%	69,500	3,023	5.80%
Real estate	713,449	24,523	4.58%	639,563	21,290	4.44%
Consumer and other	16,403	623	5.06%	9,096	364	5.33%

Total loans (including fees)	891,298	32,023	4.79%	792,132	27,443	4.62%

Investment securities
Taxable	261,456	4,715	2.40%	268,284	4,639	2.31%
Tax-exempt 2	196,129	3,942	2.68%	218,392	4,368	2.67%
Total investment securities	457,585	8,657	2.52%	486,676	9,007	2.47%

Interest bearing deposits with banks and federal funds sold	50,419	929	2.46%	46,009	721	2.09%

Total interest-earning assets	1,399,302	$41,609	3.96%	1,324,817	$37,171	3.74%

Noninterest-earning assets	55,522			40,619

TOTAL ASSETS	$1,454,824			$1,365,436

1 Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
2 Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Nine Months Ended September 30,

	2019			2018

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
NOW, savings accounts and money markets	$784,985	$4,584	0.78%	$733,072	$3,009	0.55%
Time deposits	221,275	2,929	1.76%	195,217	1,727	1.18%
Total deposits	1,006,260	7,513	1.00%	928,289	4,736	0.68%
Other borrowed funds	42,530	554	1.74%	49,563	534	1.44%

Total Interest-bearing liabilities	1,048,790	8,067	1.03%	977,852	5,270	0.72%

Noninterest-bearing liabilities
Demand deposits	218,229			211,120
Other liabilities	8,388			8,141

Stockholders' equity	179,417			168,323

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,454,824			$1,365,436

Net interest income		$33,542	3.20%		$31,900	3.21%

Spread Analysis
Interest income/average assets	$41,609	3.81%		$37,171	3.63%
Interest expense/average assets	$8,067	0.74%		$5,270	0.51%
Net interest income/average assets	$33,542	3.07%		$31,900	3.12%

Net Interest Income

For the nine months ended September 30, 2019 and 2018, the Company's net interest margin adjusted for tax exempt income was 3.20% and 3.21%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2019 totaled $32,715,000 compared to $30,983,000 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, interest income increased $4,528,000, or 12%, when compared to the same period in 2018. The increase from 2019 was primarily attributable to increased loan volume and to a lesser extent rates. The increase in loan volume was due to the Acquisition and a favorable lending environment in the Company’s market areas.

Interest expense increased $2,797,000, or 53%, for the nine months ended September 30, 2019 when compared to the same period in 2018. The higher interest expense for the period is primarily attributable to higher rates on deposits due to market interest rates and competitive pressures.

Provision for Loan Losses

A provision for loan losses of $545,000 was recognized in the nine months ended September 30, 2019 as compared to $193,000 for the nine months ended September 30, 2018. Net loan charge offs totaled $295,000 for the nine months ended September 30, 2019 compared to $226,000 for the nine months ended September 30, 2018. While the current provision for loan losses are not related to agricultural loans, the Iowa agricultural economy remains challenged as the result of the low grain prices throughout much of 2018 and 2019 and tariff concerns on Iowa exports. Grain prices rebounded since the second quarter of 2019; however, initial crop reports in our markets indicate significant variability in crop yields. Presently, it is too early to gauge the financial impact of the 2019 growing season on most of our agricultural borrowers.

Noninterest Income and Expense

Noninterest income for the nine months ended September 30, 2019 totaled $6,258,000 as compared to $5,917,000 for the nine months ended September 30, 2018, an increase of 6%. The increase in noninterest income is primarily due to the Acquisition and higher wealth management income, offset in part by a gain on foreclosure of other real estate owned in 2018. The increase in wealth management income was primarily related to growth in the assets under management, fueled by a favorable equity market and new account relationships.

Noninterest expense for the nine months ended September 30, 2019 totaled $22,150,000 compared to $20,566,000 for the nine months ended September 30, 2018, an increase of 8%, which was primarily due to the Acquisition. Salaries and benefits was the largest component of the increase in noninterest expense which also includes normal salary and employee benefit increases, offset in part by a one-time $1,000 bonus paid to full-time employees in 2018. Another component of the increase in noninterest expense was the increase in data processing costs which was due primarily to the cost associated with expanded services and the Acquisition. The efficiency ratio was 56.8% and 55.7% for the nine months ended September 30, 2019 and 2018, respectively.

Income Taxes

The provision for income taxes expense for the nine months ended September 30, 2019 and 2018 was $3,381,000 and $3,328,000, respectively, representing an effective tax rate of 21%. The lower than expected effective tax rate for both periods is primarily due to tax-exempt interest income.

Balance Sheet Review

As of September 30, 2019, total assets were $1,499,976,000, a $44,288,000 increase compared to December 31, 2018. The increase in assets, primarily interest bearing deposits, was funded primarily by deposits and repurchase agreements.

Investment Portfolio

The investment portfolio totaled $457,995,000 as of September 30, 2019, a decrease of $976,000 from the December 31, 2018 balance of $458,971,000. The decrease in securities available-for-sale is primarily due to maturities in the municipal investment portfolio and to a lesser extent payments on mortgage backed securities. This decrease in investments was offset in part by increases in the unrealized gain on the investment portfolio as market interest rates caused an increase in the fair value of the investment portfolio and purchases of U.S. Agencies and corporate bonds.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of September 30, 2019, gross unrealized losses of $320,000, are considered to be temporary in nature due to the interest rate environment of 2019 and other general economic factors. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At September 30, 2019, the Company’s investment securities portfolio included securities issued by 222 government municipalities and agencies located within 17 states with a fair value of $187.9 million. At December 31, 2018, the Company’s investment securities portfolio included securities issued by 263 government municipalities and agencies located within 16 states with a fair value of $216.0 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of September 30, 2019 was $3.6 million (approximately 1.9% of the fair value of the governmental municipalities and agencies) represented by the West Des Moines, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of September 30, 2019 and December 31, 2018 identifying the state in which the issuing government municipality or agency operates. (Dollars in thousands)

	2019		2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$56,464	$57,108	$59,935	$59,481
Texas	9,524	9,717	11,822	11,803
Pennsylvania	8,580	8,675	9,167	9,144
Washington	6,822	6,903	6,905	6,762
Other (2019: 12 states; 2018: 12 states)	17,924	18,176	17,138	17,198

Total general obligation bonds	$99,314	$100,579	$104,967	$104,388

Revenue bonds:
Iowa	$78,971	$79,230	$104,589	$103,925
Other (2019: 5 states; 2018: 7 states)	8,010	8,131	7,691	7,642

Total revenue bonds	$86,981	$87,361	$112,280	$111,567

Total obligations of states and political subdivisions	$186,295	$187,940	$217,247	$215,955

As of September 30, 2019 and December 31, 2018, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 5 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2019		2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$44,153	$44,412	$60,422	$60,322
Water	12,929	12,977	13,863	13,644
College and universities, primarily dormitory revenues	5,463	5,481	8,183	8,139
Leases	7,477	7,534	8,958	8,861
Electric power & light revenues	4,659	4,693	5,223	5,185
Other	12,300	12,264	15,631	15,416

Total revenue bonds by revenue source	$86,981	$87,361	$112,280	$111,567

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $882,130,000 and $890,461,000 as of September 30, 2019 and December 31, 2018, respectively. Loan demand has moderated since year end.

Deposits

Deposits totaled $1,249,133,000 and $1,221,084,000 as of September 30, 2019 and December 31, 2018, respectively. The increase in deposits since December 31, 2018 was primarily due to account balances in NOW account public funds and certificates of deposits, offset in part by a decline in retail demand deposit account balances.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $52,196,000 as of September 30, 2019, an increase of $11,522,000, or 28%, from the December 31, 2018 balance of $40,674,000. The increase was due primarily to an increase in the balances of one existing customer.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on September 30, 2019 totaled $882,130,000 compared to $890,461,000 as of December 31, 2018. Net loans comprise 59% of total assets as of September 30, 2019. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.58% at September 30, 2019, as compared to 0.38% at December 31, 2018 and 0.42% at September 30, 2018. The increase in the level of problem loans is due primarily to two agricultural loan relationships. The Company’s level of problem loans as a percentage of total loans at September 30, 2019 of 0.58% is lower as compared to the Iowa State Average peer group of FDIC insured institutions as of June 30, 2019, of 0.72%.

Impaired loans, net of specific reserves, totaled $4,923,000 as of September 30, 2019 and have increased $2,190,000 as compared to the impaired loans of $2,733,000 as of December 31, 2018.

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

The Company had TDRs of $1,171,000 as of September 30, 2019, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $2,350,000 as of December 31, 2018, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. A specific reserve was established in the amount of $200,000 in the nine months ended September 30, 2019. An $80,000 specific reserve was established in the nine months ended September 30, 2018 on a TDR loan, respectively. The Company had $275,000 of charge-offs for TDR’s for the nine months ended September 30, 2019. The Company had $12,000 of charge-offs related to TDRs for the nine months ended September 30, 2018.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on non-accrual. As of September 30, 2019, non-accrual loans totaled $5,167,000 and there were $9,000 of loans past due 90 days and still accruing. This compares to non-accrual loans of $3,234,000 and loans past due 90 days and still accruing totaled $150,000 as of December 31, 2018. The increases are due primarily to two agricultural loan relationships. Real estate owned totaled $218,000 and $830,000 as of September 30, 2019 and December 31, 2018, respectively.

The agricultural real estate and agricultural operating loan portfolio classifications remain elevated as a result of lower grain prices. The watch and special mention loans in these categories totaled $43,236,000 as of September 30, 2019 as compared to $47,808,000 as of December 31, 2018. The substandard loans in these categories totaled $9,465,000 as of September 30, 2019 as compared to $9,666,000 as of December 31, 2018. The Iowa agricultural economy remains challenged as the result of the delayed planting, late maturing crops, current grain prices and tariff concerns on Iowa exports.

The watch and special mention loans classified as commercial real estate totaled $35,949,000 as of September 30, 2019 as compared to $30,952,000 as of December 31, 2018. The substandard loans in this category totaled $16,053,000 as of September 30, 2019 as compared to $13,318,000 as of December 31, 2018.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2019 was 1.33%, as compared to 1.30% at December 31, 2018. The allowance for loan losses totaled $11,934,000 and $11,684,000 as of September 30, 2019 and December 31, 2018, respectively. Net charge-offs of loans totaled $295,000 and $226,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

●     Company Only Cash Flows

●     Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

●     Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of September 30, 2019 and December 31, 2018 totaled $112,416,000 and $56,442,000, respectively, and provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of September 30, 2019 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $182,063,000, with $5,000,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $93,531,000, with no outstanding federal fund purchase balances as of September 30, 2019. The Company had securities sold under agreements to repurchase totaling $52,196,000 as of September 30, 2019.

Total investments as of September 30, 2019 were $457,995,000 compared to $458,971,000 as of December 31, 2018. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of September 30, 2019.

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

Review of Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2019 totaled $14,339,000 compared to $15,471,000 for the nine months ended September 30, 2018. The cash flow from operations in 2019 is comparable to the same period in 2018.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2019 was $(32,866,000) compared to $9,570,000 for the nine months ended September 30, 2018. The increase of $42,436,000 in cash used in investing activities was primarily due to a higher level of interest bearing deposits in financial institutions and purchases of investments, offset in part by a lower level of loans, interest bearing deposits and purchases of investments contributed to the increase.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2019 totaled $21,628,000 compared to $(26,120,000) for the nine months ended September 30, 2018. The increase in cash provided by financing activities was $47,748,000. The increase was primarily due to an increase in deposits and a lower amount of repayments of FHLB advances and other borrowings in 2019 as compared to 2018. As of September 30, 2019, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $9,568,000 and $8,790,000 for the nine months ended September 30, 2019 and 2018, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.24 per share in 2019 from $0.23 per share in 2018.

The Company, on an unconsolidated basis, has interest bearing deposits totaling $16,143,000 as of September 30, 2019 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time, with the exception of the need to finance approximately $22.3 million of the purchase price for the Company’s recently-announced stock acquisition of Iowa State Savings Bank. The purchase was funded on October 25, 2019 by current cash at the Company as well as dividends from affiliate banks to the Company. The banks remain well-capitalized after these dividends are accrued. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities.  Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of September 30, 2019 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2019 totaled $186,163,000 and was $13,298,000 higher than the $172,865,000 recorded as of December 31, 2018. The increase in stockholders’ equity was primarily due to net income and an increase in other comprehensive income, offset in part by dividends declared. The increase in other comprehensive income is created by lower market interest rates compared to December 31, 2018, which resulted in higher fair values in the securities available-for-sale portfolio. At September 30, 2019 and December 31, 2018, stockholders’ equity as a percentage of total assets was 12.4% and 11.9%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of September 30, 2019.

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

In November, 2018, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of September 30, 2019, there were 11,834 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2019.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2019 to July 31, 2019	148	$26.28	148	21,061

August 1, 2019 to August 31, 2019	9,227	$26.06	9,227	11,834

September 1, 2019 to September 30, 2019	-	$-	-	11,834

Total	9,375		9,375

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

2.1	Stock purchase agreement (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 7, 2019).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: November 6, 2019	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President

By: /s/ John L. Pierschbacher

John L. Pierschbacher. Chief Financial Officer