Form 10-K
period 2019-12-31
AMES NATIONAL CORP
filed 2020-03-10
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission File Number 0-32637

AMES NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

IOWA	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 5TH STREET, AMES, IOWA	50010
(Address of principal executive offices)	(Zip Code)

(515) 232-6251

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2.00 par value	ATLO	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer, large accelerated filer, a smaller reporting company and an emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2019, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $246,196,346.

The number of shares outstanding of the registrant’s common stock on February 27, 2020, was 9,222,747.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on or about March 10, 2020, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100% of the stock of six banking subsidiaries consisting of two national banks and four state-chartered banks, as described below. All of the Company’s operations are conducted in the State of Iowa and primarily within the central, north-central and south-central Iowa counties of Boone, Clarke, Hancock, Marshall, Polk, Story and Union where the Company’s banking subsidiaries are located. The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries and the management of its own investment and loan portfolios. The principal executive offices of the Company are located at 405 5th Street, Ames, Iowa 50010. The Company’s telephone number is (515) 232-6251 and website address is www.amesnational.com.

The Company was organized and incorporated on January 21, 1975 under the laws of the State of Iowa to serve as a holding company for its principal banking subsidiary, First National Bank, Ames, Iowa ("First National") located in Ames, Iowa. In 1983, the Company acquired the stock of State Bank & Trust Co. ("State Bank") located in Nevada, Iowa; in 1991, the Company, through a newly-chartered state bank known as Boone Bank & Trust Co. ("Boone Bank"), acquired certain assets and assumed certain liabilities of the former Boone State Bank & Trust Company located in Boone, Iowa; in 1995, the Company acquired the stock of Reliance State Bank, (”Reliance Bank”) located in Story City, Iowa; in 2002, the Company chartered and commenced operations of a new national banking organization, United Bank & Trust NA (“United Bank”), located in Marshalltown, Iowa; and in 2019, the Company acquired the stock of Iowa State Savings Bank (“Iowa State Bank”) located in Creston, Iowa. First National, State Bank, Boone Bank, Reliance Bank, United Bank and Iowa State Bank are each operated as a wholly-owned subsidiary of the Company. These six financial institutions are referred to in this Form 10-K collectively as the “Banks” and individually as a “Bank”.

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

The Banks’ lending activities consist primarily of short-term and medium-term commercial and agricultural real estate loans, residential real estate loans, agricultural and business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans and origination of mortgage loans for sale into the secondary market. The Banks also offer a variety of checking, savings and time deposits, cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks and automated/video teller machine access. Five of the six Banks also offer trust services, which includes wealth management services.

The Company provides various services to the Banks which include, but are not limited to, management assistance, internal auditing services, human resources services and administration, compliance management, marketing assistance and coordination, loan review, support with respect to computer systems and related procedures, financial reporting, property appraisals, training and the coordination of management activities.

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

As of December 31, 2019, First National had capital of $89,099,000 and 133 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2019 and 2018 of approximately $10,280,000 and $9,036,000, respectively. Total assets as of December 31, 2019 and 2018 were approximately $913,271,000 and $841,750,000, respectively.

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

As of December 31, 2019, State Bank had capital of $15,561,000 and 20 full-time equivalent employees. State Bank had net income for the years ended December 31, 2019 and 2018 of approximately $2,069,000 and $2,526,000, respectively. Total assets as of December 31, 2019 and 2018 were approximately $159,246,000 and $162,974,000, respectively.

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

As of December 31, 2019, Boone Bank had capital of $13,708,000 and 22 full-time equivalent employees. Boone Bank had net income for the years ended December 31, 2019 and 2018 of approximately $1,502,000 and $1,655,000, respectively. Total assets as of December 31, 2019 and 2018 were approximately $134,688,000 and $125,631,000, respectively.

Reliance State Bank, Story City, Iowa. Reliance Bank is an Iowa, state-chartered, FDIC insured commercial bank. Reliance Bank was organized in 1928. Reliance Bank was acquired by the Company in 1995 through a stock transaction whereby the then shareholders of Reliance Bank exchanged all their Reliance Bank stock for stock in the Company. In 2012, Reliance Bank completed the purchase of a bank office of Liberty Bank, F.S.B. located in Garner, Iowa.   Reliance Bank provides full banking services to businesses and residents within the Story City and Garner communities and surrounding areas. While its primary emphasis is in agricultural lending, Reliance Bank also provides the traditional lending services typically offered by community banks. It conducts business from its main office located in Story City and a full service office located in Garner.

As of December 31, 2019, Reliance Bank had capital of $27,482,000 and 32 full-time equivalent employees. Reliance Bank had net income for the years ended December 31, 2019 and 2018 of approximately $2,750,000 and $3,095,000, respectively. Total assets as of December 31, 2019 and 2018 were approximately $229,907,000 and $226,265,000, respectively.

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

As of December 31, 2019, United Bank had capital of $10,330,000 and 21 full-time equivalent employees. United Bank had net income for the years ended December 31, 2019 and 2018 of approximately $930,000 and $1,082,000, respectively. Total assets as of December 31, 2019 and 2018 were approximately $100,443,000 and $108,222,000, respectively.

Iowa State Savings Bank, Creston, Iowa. Iowa State Bank is an Iowa, state-chartered, FDIC insured commercial bank. Iowa State Bank was organized in 1883. Iowa State Bank was acquired by the Company in 2019 through a stock transaction for cash (“Iowa State Bank Acquisition”).   Iowa State Bank provides full banking services to businesses and residents within Creston, Iowa and the surrounding areas. While its primary emphasis is in agricultural lending, Iowa State Bank also provides the traditional lending services typically offered by community banks. It conducts business from its main office located in Creston and full service offices located in Creston, Lennox and Corning. The Diagonal office is a deposit service office only.

As of December 31, 2019, Iowa State Bank had capital of $24,323,000 and 38 full-time equivalent employees. Iowa State Bank had net income for the period from October 25, 2019 through December 31, 2019 of approximately $303,000. Total assets as of December 31, 2019 were approximately $215,407,000.

Business Strategy and Operations

As a multi-bank holding company for six community banks, the Company emphasizes strong personal relationships to provide products and services that meet the needs of the Banks’ customers. The Company seeks to achieve growth and maintain a strong return on equity. To accomplish these goals, the Banks focus on small-to-medium size businesses that traditionally wish to develop an exclusive relationship with a single bank. The Banks, individually and collectively, have the size to give the personal attention required by business owners, in addition to the credit expertise to help businesses meet their goals.

The Banks offer a full range of deposit services that are typically available in most financial institutions, including checking accounts, savings accounts and time deposits of various types, ranging from money market accounts to longer-term certificates of deposit. One major goal in developing the Banks' product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to each Bank's principal market area at rates competitive in that Bank’s market. In addition, retirement accounts such as IRAs (Individual Retirement Accounts) are available. The FDIC insures all deposit accounts up to the maximum amount. The Banks solicit these accounts from small-to-medium sized businesses in their respective primary trade areas, from individuals who live and/or work within these areas, and from public entities within these areas. No material portion of the Banks' deposits has been obtained from a single person or from a few persons. Therefore, the Company does not believe that the loss of the deposits of any person or of a few persons would have an adverse effect on the Banks' operations or erode their deposit base.

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

Commercial Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations, limited liability companies and other business entities including municipalities where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and often times involve personal guarantees given by the owners of the business. Approximately 49% of the loan portfolio consists of loans made for commercial purposes.

The types of loans the Banks offer include:

●	operating and working capital loans
●	loans to finance equipment and other capital purchases
●	commercial real estate loans
●	business lines of credit
●	term loans
●	loans to professionals
●	financing guaranteed under Small Business Administration programs
●	letters of credit

Agricultural Loans. The Banks, by virtue of their location in central, north-central and south-central Iowa, are directly and indirectly involved in agriculture and agri-business lending. This includes short-term seasonal lending associated with cyclical crop and livestock production, intermediate term lending for machinery, equipment and breeding stock acquisition and long-term real estate lending. These loans are typically secured by the crops, livestock, equipment or real estate being financed. The basic tenets of the Banks' agricultural lending philosophy are strong, positive cash flows, adequate collateral positions, and sufficient liquidity to withstand short-term negative impacts if necessary. Applicable governmental subsidies and affiliated programs are utilized if warranted to accomplish these parameters. Approximately 26% of the loan portfolio consists of loans made for agricultural purposes.

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

First National, Boone Bank, State Bank, United Bank and Iowa State Bank offer wealth management services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts and agency accounts. Assets under management amount to $293.1 million and $271.7 million as of December 31, 2019 and 2018, respectively. The Banks also provide farm management, investment and custodial services for individuals, businesses and non-profit organizations.

The Banks earn income from the origination and referral of residential mortgages that are sold in the secondary real estate market without retaining the mortgage servicing rights.

The Banks offer traditional banking services, such as safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automated/video teller machine access and automatic drafts (ACH) for various accounts.

Lending Credit Management

The Company strives to achieve sound credit risk management. In order to achieve this goal, the Company has established uniform credit policies and underwriting criteria for the Banks’ loan portfolios. The Banks diversify the types of loans offered and are subject to regular credit examinations, annual internal audits and annual review of large loans, as well as quarterly reviews of loans experiencing deterioration in credit quality. The Company attempts to identify potential problem loans early, charges off loans promptly and maintain an adequate allowance for loan losses. The Company has established credit guidelines for the Banks’ lending portfolios which include guidelines relating to the more commonly requested loan types, as follows:

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios that do not exceed 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination. Fully amortized monthly repayment terms normally do not exceed twenty five years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 56% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in central Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is heavily dependent on commodity prices, weather conditions, government programs and trade policies.

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

Commercial and Agricultural Term Loans – These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Terms are generally the lesser of five years or the useful life of the asset. Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan to value is generally 75% of the cost or value of the assets. Loans are normally guaranteed by the principal(s). Commercial and agricultural operating and term loans represent approximately 18% of the loan portfolio.

Residential First Mortgage Loans – Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have fixed rates of up to fifteen years. The maximum amortization of first mortgage residential real estate loans is 30 years. First mortgage residential loans are also referred to an unaffilitated company that originates these loans in exchange for a fee. The loan-to-value ratios normally do not exceed 90% without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks’ collateral position. Loans secured by one to four family residential properties, home equity term loans and home equity lines of credit represent approximately 19% of the loan portfolio.

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

Consumer Loans – Consumer loans are normally made to consumers under the following guidelines. Automobiles - loans on new and used automobiles generally will not exceed 90% and 75% of the value, respectively. Recreational vehicles and boats will not exceed 90% and 66% of the value, respectively. Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Banks’ collateral position. Unsecured - Terms for unsecured loans generally does not exceed 12 months. Consumer and other loans represent approximately 2% of the loan portfolio.

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

Employees

At December 31, 2019, the Banks had a total of 266 full-time equivalent employees and the Company had an additional 16 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical, vision and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory. Unions represent none of the employees.

Market Area

The Company operates six commercial banks with locations in Adams, Boone, Clarke, Hancock, Marshall, Polk, Ringgold, Story, Taylor and Union Counties in central, north-central and south-central Iowa that all offer a full line of business and consumer loan and retail and commercial deposit services. All banks, but Reliance Bank, offer wealth management services.

First National is headquartered in Ames, Iowa with a population of 67,154. The major employers are Iowa State University, Ames Laboratory, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Danfoss and McFarland Clinic. First National maintains four offices in the Des Moines metro area with a population of approximately 682,000. The major employers in the Des Moines metro market are State of Iowa, Principal Financial Group, Wells Fargo, UnityPoint Health, Mercy Medical Center, Nationwide Insurance, Corteva Agriscience, Hy-Vee Food Corp and John Deere.  First National maintains three offices in Clarke County Iowa with a population of approximately 9,423. Osceola is the county seat of Clarke county. The major employers in Clarke County are Hormel Foods, Miller Products Co., SIMCO Drilling Equipment, Inc., Clarke County Hospital, Lakeside Casino, Paul Mueller Company and Boyt Harness Company. First National has a small exposure to agricultural lending.

Boone Bank is located in Boone, Iowa with a population of 12,470. Boone is the county seat of Boone County. The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and CDS Global. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 6,751. Nevada is the county seat of Story County. The major employers are Story County Medical Center, Mid-American Manufacturing, Mid-States Millwright & Builders, Inc., Burke Corporation and Almaco. State Bank provides various types of loans with a major agricultural presence.

Reliance Bank is headquartered in Story City, Iowa with a population of 3,370.  The major employers in the Story City area are Bethany Manor, American Packaging, M.H. Eby, Inc. and Record Printing.  The Bank also maintains an office in Garner, Iowa with a population of 3,036.  Garner is the county seat of Hancock County. The major employers in the Garner area are Iowa Mold & Tooling and Stellar Industries.  All locations are in agricultural areas and the Bank has a strong presence in this type of lending.

United Bank is located in Marshalltown, Iowa with a population of 27,068. The major employers are Iowa Veterans Home, Marshalltown School District, JBS Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and UnityPoint Health. Marshalltown is the county seat of Marshall County. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans, automobile financing and real estate loans.

Iowa State Bank is headquartered in Union County in Creston, Iowa with a population of 7,788. Iowa State Bank also has offices in three counties adjacent to Union County. The major employers are Bunn-O-Matic Corporation, Wellman Dynamics Corporation, Southwestern Community College, Greater Regional Medical Center and Michael Foods, Inc. Creston is the county seat of Union County. All locations are in agricultural areas and the Bank has a strong presence in this type of lending.

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

As of December 31, 2019, there were 53 FDIC insured institutions having approximately 122 locations within Adams, Boone, Clarke, Hancock, Marshall, Polk, Story, Taylor and Union County, Iowa where the Banks' offices are located. First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County. Boone Bank has the largest percentage of deposits in Boone County and Reliance Bank has the largest percentage of deposits in Hancock County.

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

First National and United Bank are national banks subject to primary federal regulation and supervision by the Office of Comptroller of the Currency (“OCC”). The FDIC, as an insurer of the deposits to the maximum extent permitted by law, also has some limited regulatory authority over First National and United Bank. State Bank, Boone Bank, Reliance Bank and Iowa State Bank are state banks subject to regulation and supervision by the Iowa Division of Banking. The four state Banks are also subject to regulation and examination by the FDIC, which insures their respective deposits to the maximum extent permitted by law. The federal laws that apply to the Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and the deposit insurance fund of the FDIC and not to protect stockholders of such institutions or their holding companies.

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

FDIC Insurance. The deposit insurance coverage limit is $250,000 per depositor, per insured depository institution for each account ownership category. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification. In 2019, the FDIC announced the deposit insurance fund reserve ratio was above 1.35%. Since the reserve ratio is above 1.35% the Banks received a small bank assessment credit in the third and fourth quarter of 2019. If the reserve ratio remains above 1.35% in 2020, the remaining credits should be applied to the FDIC insurance assessments in the first and second quarter of 2020. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law.

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with applicable risk-based capital level requirements as of December 31, 2019.

Basel III Capital Requirements. Basel III Capital Rules: (i) introduce a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations.  Under the Basel III Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

Pursuant to the Basel III Capital Rules, the Company and Banks are subject to regulatory capital adequacy requirements promulgated by the Federal Reserve and the OCC. Failure by the Company or Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by the regulators that could have a material adverse effect on the Company’s consolidated financial statements. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company and Banks’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Banks’ capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and was phased in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019.

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

The Basel III Capital Rules prescribe a standardized approach for risk weightings for a large and risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities to 600% for certain equity exposures, and resulting in high-risk weights for a variety of asset classes.

Should the Company or Banks not meet the requirements of the Basel III Capital Rules, the Company and Banks would be subject to adverse regulatory action by their regulators, which action could result in material adverse consequences for the Company, Banks, and Company shareholders.

As of December 31, 2019, the Banks exceeded all of their regulatory capital requirements and were designated as “well-capitalized” under federal guidelines. See Note 16 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well-capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at not less than 9%, effective January 1, 2020. A financial institution can elect to be subject to this new definition as of March 31, 2020.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements under prompt corrective action. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well-capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized." Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2019, each of the Banks was categorized as “well-capitalized” under regulatory prompt corrective action provisions.

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

First National Bank and United Bank, as national banks, generally may pay dividends, without obtaining the express approval of the OCC, in an amount up to its retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits as defined by the OCC, consists of net income less dividends declared during the period. Boone Bank, Reliance Bank, State Bank and Iowa State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits. Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

Reserves Against Deposits

The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% must be maintained against total transaction accounts of $124,200,000 or less (subject to an exemption not in excess of the first $16,300,000 of transaction accounts). A reserve of $3,237,000 plus 10% of amounts in excess of $124,200,000 must be maintained in the event total transaction accounts exceed $124,200,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the earning assets of the Banks.

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

Information about our Executive Officers

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

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	57	President and Director of First National.
Kevin G. Deardorff	65	Senior Vice President & Technology Director of the Company.
Curtis A. Hoff	57	President and Director of United Bank.
Stephen C. McGill	65	President and Director of State Bank.
John P. Nelson	53

Chief Executive Officer, President and Director of the Company. Director and Chairman of Boone Bank, Reliance Bank, State Bank and United Bank and Director of First National and Iowa State Bank; previously Chief Financial Officer and Secretary of the Company.

John L. Pierschbacher	60	Chief Financial Officer and Director of the Company; previously Controller of the Company.
Jeffrey K. Putzier	58	President and Director of Boone Bank.
Richard J. Schreier	52	President and Director of Reliance Bank.

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

Economic conditions in our market, the state of Iowa, and the United States have generally improved during the last several years. There can be no assurance, however, that this improvement will continue or occur at a meaningful rate. In particular, Company management is seeing weakness in the Iowa agricultural economy as a result of the current low grain prices; however, favorable yields in 2019 are generally providing break even cash flows for most of the Company’s agricultural borrowers. Stagnant or declining economic conditions, including within the agricultural sector, could materially and adversely affect our results of operations and financial condition.

Fair values of investments in the Company’s securities portfolio may adversely change.

As of December 31, 2019, the fair value of our securities portfolio was approximately $479.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, an unfavorable change in the liquidity of an investment, rating agency downgrades of the securities, reinvestment risk, liquidity risk, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause us to recognize an other-than- temporary impairment (OTTI) in future periods and result in realized losses that negatively impact earnings. The success of any investment activity is affected by general economic conditions. Unexpected volatility or illiquidity in the markets in which we hold securities could reduce our liquidity and stockholders' equity. To mitigate these risks, we have access to lines of credit that provide additional liquidity, if needed.

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

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards, implement and observe appropriate procedures for monitoring our outstanding loans and ensure that our bankers follow those standards and procedures. The weakening of these standards or procedures for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, our inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers may negatively impact the quality of our loan portfolio, result in loan defaults, foreclosures and additional charge-offs and necessitate that we significantly increase our allowance for loan losses, therefore reducing our earnings. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

The commercial real estate loan portfolio is a significant part of the Company’s business.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2019. The market value of real estate securing these loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Short-term federal funds interest rates have fallen 0.75% in 2019 after rising 1.00% in 2018. Intermediate and longer term rates have proportionately decreased during the same period in 2019. This decrease in rates put pressure on the Company’s net interest margin. Our earning assets (primarily our loan and investment portfolio) have longer maturities than our interest bearing liabilities (primarily our deposits and other borrowings). With interest rates now returning to historically low levels, the Company’s challenge will be the potential for rising interest rates in the future. In a rising interest rate environment, interest expense will increase more quickly than interest income, as the interest bearing liabilities reprice more quickly than earning assets, placing downward pressure on the net interest margin. A reduction in the net interest margin could negatively affect our results of operations, including earnings. In response to this challenge, we model quarterly the changes in income that would result from various changes in interest rates. Management believes our earning assets have the appropriate maturity and repricing characteristics to optimize earnings and interest rate risk positions.

The Company may have difficulty continuing to grow, and even if we do grow, our growth may strain our resources and limit our ability to expand operations successfully.

Our future profitability will depend in part on our continued ability to grow both loans and deposits; however, we may not be able to sustain our historical growth rate or be able to grow at all.  In addition, our future success will depend on competitive factors and on the ability of our senior management to continue to maintain an appropriate system of internal controls and procedures and manage a growing number of customer relationships.  We may not be able to implement changes or improvements to these internal controls and procedures in an efficient or timely manner and may discover deficiencies in existing systems and controls.  Consequently, continued growth, if achieved, may place a strain on our operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.

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

There have been a number of publicized cases involving errors, fraud or other misconduct by employees of financial services firms in recent years.  Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information.  Employee fraud, errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation.  It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.  Employee errors or misconduct could also subject us to civil claims for negligence.

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

Because the Company has grown in part through acquisitions, goodwill and intangible assets are included in the consolidated assets. Goodwill and intangible assets were $16.1 million as of December 31, 2019.  Under generally accepted accounting principles (“GAAP”), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

Loans to agricultural-related borrowers are subject to factors beyond the Company’s control, including fluctuations in commodity and livestock prices, government trade policies and other risks, which could negatively impact the Company’s loan portfolio.

A significant portion of our loan portfolio consists of loans to borrowers who are directly or indirectly affected by the health of the Iowa agricultural economy. During 2018 and 2019, the agricultural economy has experienced historically low grain prices which have placed downward pressure on cash flow and profits from agricultural activities. An extended period of low commodity and/or livestock prices, together with other risks to which our agricultural borrowers are subject, including poor weather conditions, higher input costs, changes in governmental support programs and uncertainty regarding governmental mandates affecting ethanol production, could result in reduced cash flows and profit margins, negatively affecting these borrowers and making it more difficult for them to repay their loan obligations to us. Moreover, recent changes in the U.S. trade policy, including uncertainty as to the imposition of tariffs, together with current tariffs, on products that our agricultural borrowers export to foreign markets could result in further volatility and deterioration of the price of agricultural products, providing further challenges and risk to our portfolio of agricultural loans. A general decline in the agricultural economy could also negatively affect us by reducing the value of agricultural real estate which secures some of our agricultural loans, creating the potential for greater losses if these borrowers are unable to repay their loans and we are forced to rely on this collateral. Moreover, a general decline in the agricultural economy could also negatively impact some of our commercial borrowers whose businesses are directly or indirectly dependent on the health of the agricultural economy. All of these risks, which are beyond our control, could produce losses in our loan portfolio and adversely affect our financial condition or results of operations.

Changes in accounting policies or accounting standards, or changes in how accounting standards are interpreted or applied, could materially affect how the Company reports its results of operations and financial condition.

Our accounting policies are fundamental to determining and understanding our results of operation and financial condition.  Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  Any changes in our accounting policies could materially affect our financial statements.  From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements.  In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change positions on how these standards should be applied.  Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be difficult to predict and could materially affect how we report our results of operations and financial condition.  We may be required to apply a new or revised standard retroactively or apply an existing standard differently and retroactively, which may result in the Company being required to restate prior period financial statements in material amounts. In particular, the FASB issued a new rule requiring companies to estimate current expected credit losses. The rule, which is a major change for banking organizations, becomes effective for the Company on January 1, 2023. The new standard is likely to result in more timely recognition of credit losses than under the previous incurred loss model, and the Company is evaluating the extent to which the new rule will affect its results of operations.

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

We maintain liquidity primarily through customer deposits and through access to other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) overnight borrowings and purchased federal funds. If economic conditions change so that we do not have access to short-term credit, or our depositors withdraw a substantial amount of their funds for other uses, we might experience liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated reductions in our liquidity. In such events, our cost of funds may increase, thereby reducing our net interest income, or we may need to sell a portion of our investment portfolio, which, depending upon market conditions, could result in us realizing losses on such sales. Either of these situations could have a material adverse impact on our results of operations and financial condition.

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

The Company relies on dividends and other payments from its Banks for substantially all of its revenue.

We are a separate and distinct legal entity from our Banks, and we receive substantially all of our operating cash flows from dividends and other payments from our Banks. These dividends and payments are the principal source of funds to pay dividends on our common stock. Various federal and state laws and regulations limit the amount of dividends that our Banks may pay to us. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our Banks are unable to pay dividends to us, we may not be able to pay our obligations or pay dividends on our common stock. The inability to receive dividends from our Banks could have a material adverse effect on our business, financial condition or results of operations.

The Company may not pay dividends on its common stock in the future.

Holders of our common stock are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. However, our Board of Directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, we are a bank holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. In addition, our ability to pay dividends depends primarily on our receipt of dividends from our Banks, the payment of which is subject to numerous limitations under federal and state banking laws, regulations and policies. See "Item 1. Business—Supervision and Regulation—Dividends." As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have a material adverse effect on the market price of our common stock.

The Company faces competition from larger financial institutions.

The banking and financial services business in our market area continues to be a highly competitive field and is becoming more competitive as a result of:

●	changes in regulations;
●	changes in technology and product delivery systems; and
●	the accelerating pace of consolidation among financial services providers.

It may be difficult for us to compete effectively in the market, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and customers with various bank and non-bank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets, offer a broader array of financial services or do not pay federal income taxes. Our strategic planning efforts continue to focus on capitalizing on our strengths in local markets while working to identify opportunities for improvement to gain competitive advantages.

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

We depend on data processing, communication and information exchange on a variety of computing platforms and networks and over the Internet. A cyber-attack on our systems could result in the theft, loss or destruction of our information or the theft or improper use of confidential information about our customers, any of which could harm our reputation. We cannot be certain all of our systems are entirely free from vulnerability to attack, despite safeguards which have been installed. We also outsource certain key aspects of our data processing and communication to certain third-party providers. While we have selected these third-party providers carefully, we cannot control their actions or their degree of compliance with their own systems of internal control. If information security is breached, or one of our service providers or vendors breaches compliance procedures, our or our customers’ information could be lost or misappropriated, resulting in financial loss or costs to us or damage to our customers or others. If information security is breached either on our systems or those of our vendors, our financial condition, results of operations, reputation and future prospects could be adversely affected.

The Company’s accounting policies and methods require management to make estimates about matters that are inherently uncertain.

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

We have in the past, and may in the future, acquire other financial institutions or bank offices when we believe such acquisitions support our business strategy. Acquisitions involve many risks including: (i) incurring time and expense associated with identifying, evaluating and negotiating potential acquisitions, resulting in management’s attention being diverted from operation of our existing business, (ii) the risk that the acquired business will not perform to our expectations, including a failure to realize anticipated synergies or costs savings, (iii) entering markets in which we have limited or no direct prior experience, (iv) difficulties or increased expenses associated with integrating the operations of the acquired business into our business, (v) the potential for claims or unexpected liabilities arising out of the acquired business, and (vi) the potential loss of key employees or customers of the acquired business. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions we may undertake.

Current and future government regulations may increase the Company’s costs of doing business.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to extensive supervision of, and examination by, federal and state regulatory authorities which may limit our growth and the return to our shareholders by restricting certain activities, such as:

●	the payment of dividends to our shareholders;
●	the payment of dividends to the Company by the Banks;

●	possible mergers with or acquisitions of or by other institutions;
●	investment policies;
●	loans and interest rates on loans;
●	interest rates paid on deposits;
●	expansion of branch offices; and/or
●	the ability to provide or expand securities or trust services.

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

We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects, although the pace of the new and proposed regulations have slowed. The cost of compliance with future regulatory requirements may adversely affect our net income.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's office is housed in the main office of First National located at 405 5th Street, Ames, Iowa and occupies approximately 4,200 square feet. There is a lease agreement between the Company and First National. The main office owned by First National, consists of approximately 45,000 square feet. In addition to its main office, First National conducts its business through nine full-service offices, the West Ames office, North Grand office, Ankeny office, West Glen office, Valley Junction office, Johnston office, Downtown Osceola office, Jeffreys office and Murray office. The West Ames office is located in Ames, Iowa and consists of approximately 1,800 square feet. The North Grand office is located in Ames, Iowa and consists of approximately 3,700 square feet. The office in Ankeny, Iowa occupies approximately 14,000 square feet, of which approximately 3,000 square feet is leased to three tenants for business purposes. The West Glenn office is located in West Des Moines, Iowa and occupies approximately 12,500 square feet and is leased from the Company. The West Glen office leases approximately 2,000 square feet to one tenant. The Valley Junction office is located in West Des Moines, Iowa and consists of approximately 2,600 square feet. The Johnston office is leased and consists of 3,800 square feet. The Downtown Osceola, Iowa office occupies approximately 9,800 square feet. The Jeffreys office is located in Osceola, Iowa and consists of approximately 2,500 square feet. The Murray office is located in Murray, Iowa and consists of approximately 1,300 square feet. The Murray office is a deposit services office only. All of the properties owned by the Company and First National are free of any mortgages.

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

Iowa State Bank’s main office is located at 401 West Adams Street, Creston, Iowa and consists of 9,100 square feet. In addition to its main office, Iowa State Bank conducts its business through three full-service offices, the Highway 34 office, Corning office and Lenox office. The Highway 34 office is located in Creston and consists of approximately 4,700 square feet. The Corning office is located in Corning and consists of approximately 2,100 square feet. The Lennox office is located in Lennox and consists of approximately 5,400 square feet. The Diagonal office is a deposit services office only. The Diagonal office is located in Diagonal and consists of approximately 1,200 square feet. All properties are owned by Iowa State Bank free of any mortgage.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 27, 2020, the Company had approximately 439 shareholders of record and approximately 1,695 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”. Trading in the Company’s common stock is, however, relatively limited. The closing price of the Company’s common stock was $26.50 on February 27, 2020.

The Company declared aggregate annual cash dividends in 2019 and 2018 of approximately $8,861,000 and $10,890,000, respectively, or $0.96 per share in 2019 and $1.17 per share in 2018. In February 2020, the Company declared a quarterly cash dividend of approximately $2,306,000 or $0.25 per share.

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

In November, 2019, the Board of Directors approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in November, 2018) that expired in November, 2019. The Company purchased 70,558 shares in 2019 and 17,608 shares in 2018 under the Stock Repurchase Plans that were in effect during 2019 and 2018.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2019.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2019 to October 31, 2019 (1)	-	$-	-	11,834

November 1, 2019 to November 30, 2019 (1) and (2)	-	$-	-	100,000

December 1, 2019 to December 31, 2019 (2)	-	$-	-	100,000

Total	-		-

(1)

The Stock Repurchase Plan adopted in November, 2018 expired in November, 2019 and no shares remain available for purchase under this plan as a result of the expiration. No purchases were made under this plan during October or November, 2019.

(2)

A successor Stock Repurchase Plan was approved and became effective on November 13, 2019 and authorized the purchase of up to 100,000 shares. This plan is scheduled to expire on November 10, 2020. No shares were purchased under this plan during November or December, 2019.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2015 through 2019 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Selected Financial Data
	Years Ended December 31,
(dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015

STATEMENT OF INCOME DATA
Interest income	$56,177	$49,727	$45,794	$44,046	$43,150
Interest expense	10,929	7,603	5,581	4,135	4,185

Net interest income	45,248	42,124	40,213	39,911	38,965
Provision for loan losses	1,314	639	1,520	524	1,099

Net interest income after provision for loan losses	43,934	41,485	38,693	39,387	37,866
Noninterest income	8,629	7,901	7,993	8,088	8,267
Noninterest expense	31,522	27,966	25,405	24,935	25,312

Income before provision for income tax	21,041	21,420	21,281	22,540	20,821
Provision for income tax	3,847	4,406	7,584	6,805	5,806

Net income	$17,194	$17,014	$13,697	$15,735	$15,015

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$8,861	$10,890	$8,194	$7,821	$7,449
Cash dividends declared per share	$0.96	$1.17	$0.88	$0.84	$0.80
Basic and diluted earnings per share	$1.86	$1.83	$1.47	$1.69	$1.61
Weighted average shares outstanding	9,236,989	9,309,649	9,310,913	9,310,913	9,310,913

BALANCE SHEET DATA
Total assets	$1,737,183	$1,455,687	$1,375,060	$1,366,453	$1,326,747
Net loans	1,048,147	890,461	771,550	752,182	701,328
Deposits	1,493,175	1,221,084	1,134,391	1,109,409	1,074,193
Stockholders' equity	187,579	172,865	170,753	165,105	161,250
Equity to assets ratio	10.80%	11.88%	12.42%	12.08%	12.15%

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$17,194	$17,014	$13,697	$15,735	$15,015
Average assets	1,504,176	1,384,740	1,368,680	1,330,906	1,325,321
Average stockholders' equity	181,300	168,703	170,762	167,750	159,047

Return on assets (net income divided by average assets)	1.14%	1.23%	1.00%	1.18%	1.13%
Return on equity (net income divided by average equity)	9.48%	10.09%	8.02%	9.38%	9.44%
Net interest margin (net interest income divided by average earning assets) *	3.21%	3.23%	3.25%	3.36%	3.33%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	58.51%	55.90%	52.70%	51.95%	53.59%
Dividend payout ratio (dividends per share divided by net income per share)	51.61%	63.93%	59.86%	49.70%	49.69%
Dividend yield (dividends per share divided by closing year-end market price)	3.42%	4.60%	3.16%	2.55%	3.29%
Equity to assets ratio (average equity divided by average assets)	12.05%	12.18%	12.48%	12.60%	12.00%

* See page 28 for further discussion of this Non-GAAP financial measure.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion is provided for the consolidated operations of the Company and its Banks. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and wealth management services. Some Banks also offer investment services through a third-party broker-dealer. The Company employs 16 individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems, property appraisals, training and the coordination of management activities, in addition to 266 full-time equivalent individuals employed by the Banks.

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

The Company reported net income of $17,194,000 for the year ended December 31, 2019 compared to $17,014,000 for the year ended December 31, 2018. This represents an increase in net income of 1.1% when comparing 2019 with 2018. The improvement in earnings in 2019 from 2018 is primarily the result of the Clarke County Acquisition and improved loan interest income, offset in part by elevated deposit interest expense. Earnings per share for 2019 were $1.86 compared to $1.83 in 2018. All six Banks demonstrated profitable operations during 2019 and 2018.

The Company’s return on average equity for 2019 was 9.48% compared to 10.09% in 2018, and the return on average assets for 2019 was 1.14% compared to 1.23% in 2018. The decrease in return on average equity and return on average assets when comparing 2019 to 2018 was primarily a result of a higher asset base due to the Iowa State Bank Acquisition and an increase in stockholder’s equity due to net income, less dividends and an increase in accumulated other comprehensive income.

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

●

If interest rates increase significantly over a relatively short period of time due to higher inflationary numbers or other factors, the interest rate environment may present a challenge to the Company. Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income, thus placing downward pressure on net interest income. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will tend to increase more quickly than interest income as the interest bearing liabilities reprice more quickly than earning assets, resulting in a reduction in net interest income. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

●

The agricultural community is subject to commodity price fluctuations.  Extended periods of low commodity prices, higher input costs or poor weather conditions could result in reduced profit margins, reducing demand for goods and services provided by agriculture-related businesses, which, in turn, could affect other businesses in the Company’s market area. Moreover, the recent changes in U.S. trade policy, including the imposition of tariffs by the U.S. government and retaliatory tariffs imposed in response by foreign governments, could create further volatility for commodities prices as the volume of exports of agricultural products to these foreign markets could be adversely impacted. Lastly, uncertainty regarding governmental mandates affecting ethanol production could reduce the demand for corn in the Company’s trade area, thus introducing further price volatility for this commodity. Any combination of these factors could produce losses within the Company's agricultural loan portfolio and in the commercial loan portfolio with respect to borrowers whose businesses are directly or indirectly impacted by the health of the agricultural economy.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 5,177 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Years Ended December 31,
	2019		2018		2017
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.14%	1.29%	1.23%	1.35%	1.00%	0.97%

Return on equity	9.48%	11.40%	10.09%	11.98%	8.02%	8.64%

Net interest margin	3.21%	3.36%	3.23%	3.40%	3.25%	3.25%

Efficiency ratio	58.51%	56.63%	55.90%	56.27%	52.70%	57.94%

Capital ratio	12.05%	9.66%	12.18%	9.70%	12.48%	9.62%

Key performance indicators include:

●	Return on Assets

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

This ratio is calculated by dividing net interest income by average earning assets. Earning assets consist primarily of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings. The Company’s net interest margin is slightly lower than the industry average.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio is slightly higher than the industry average.

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

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2020

Full-Year 2019 Net Income Declines to $233.1 Billion

For the 5,177 FDIC-insured commercial banks and savings institutions, full-year 2019 net income totaled $233.1 billion, down $3.6 billion (1.5%) from 2018. The decline was primarily attributable to slower growth in net interest income (up $5.5 billion, or 1%) and higher loan-loss provisions (up $5 billion, or 9.9%). Average net interest margin (NIM) declined from 3.40% in 2018 to 3.36% in 2019, as average earning assets grew at a faster rate than net interest income. The average return on assets (ROA) fell from 1.35% in 2018 to 1.29% in 2019.

Quarterly Net Income Declines Almost 7% From a Year Ago to $55.2 Billion

Quarterly net income totaled $55.2 billion during fourth quarter 2019, down $4.1 billion (6.9%) from a year ago. The annual decline in quarterly net income was a result of lower net interest income and higher noninterest expenses. About half (45.6%) of all banks reported year-over-year declines in net income, and the percentage of unprofitable banks in the fourth quarter remained stable from a year ago at 7.2%. The average ROA was 1.20% in fourth quarter 2019, down 13 basis points from a year ago.

Net Interest Income Declines 2.4% From Fourth Quarter 2018

Net interest income declined by $3.4 billion (2.4%) from 12 months ago, marking the first annual decline since third quarter 2013. NIM for the banking industry fell by 20 basis points from a year ago to 3.28%, as average asset yields declined more rapidly than average funding costs. The annual decline in NIM occurred for all five asset size groups featured in the Quarterly Banking Profile but was especially pronounced among banks with total assets between $10 billion and $250 billion. Banks responded to the low interest-rate environment by growing longer-term assets, but these assets generated lower yields and contributed to the NIM decline.

Noninterest Expense Increases 3.2% From Fourth Quarter 2018

Noninterest expense was $121.5 billion in fourth quarter 2019, up $3.7 billion (3.2%) from fourth quarter 2018. About two out of every three banks (67.5%) reported annual increases in noninterest expense. Close to 80% of the aggregate increase was attributable to higher salary and employee benefits, which grew by $2.9 billion (5.4%). The average assets per employee increased from $8.7 million in fourth quarter 2018 to $9 million in fourth quarter 2019.

Noninterest Income Expands 2.5% From 12 Months Ago

Noninterest income totaled $66 billion during the fourth quarter, up $1.6 billion (2.5%) from 12 months ago. The increase was broad-based, as more than half (61.8%) of all banks reported higher annual noninterest income. The annual increase was driven by higher trading revenues (up $3.2 billion, or 76.4%) and net gains on loan sales (up $1.1 billion, or 41.6%).

Loan-Loss Provisions Increase Modestly From a Year Ago

In the fourth quarter, banks set aside $14.8 billion in loan-loss provisions, an increase of $779 million (5.5%) from a year ago. More than one-third (38.4%) of all banks reported year-over-year increases in loan-loss provisions. The increase was mostly concentrated at larger institutions. Loan-loss provisions as a share of net operating revenue increased to 7.3% during the fourth quarter, the highest level since year-end 2012.

Net Charge-Offs Rise by $1.3 Billion From a Year Ago

Net charge-offs totaled $13.9 billion during the fourth quarter, an increase of $1.3 billion (10.4%) from fourth quarter 2018. The largest contributor to the year-over-year increase in net charge-offs was the commercial and industrial (C&I) loan portfolio, which registered a charge-off increase of $591.2 million (34.3%), and the credit card portfolio, which registered a charge-off increase of $409.9 million (5%). The average net chargeoff rate increased by 4 basis points from fourth quarter 2018 to 0.54%. The C&I net charge-off rate was 0.42% during fourth quarter 2019, up from 0.32% a year ago but below the recent high of 0.50% reported in fourth quarter 2016. The credit card net charge-off rate increased by 4 basis points from fourth quarter 2018 to 3.75%.

Noncurrent Loan Rate Remains Stable at 0.91%

Noncurrent loan balances (90 days or more past due or in nonaccrual status) remained relatively stable (down $46.4 million, or 0.05%) from the previous quarter. About half of all banks (51.2%) reported declines in noncurrent loan balances. All major loan categories experienced declining levels of noncurrent loans from the previous quarter, except for credit card balances, which increased by $1.3 billion (10.3%). The credit card loan portfolio also registered the largest quarterly increase in the noncurrent rate, up 7 basis points to 1.47%.

Loan-Loss Reserves Decline Modestly From Third Quarter 2019

Loan-loss reserves totaled $123.9 billion at the end of fourth quarter 2019, down $1.3 billion (1%) from the previous quarter. At banks that itemize their loan-loss reserves, those with total assets of $1 billion or more, residential real estate reserves declined by $831.4 million (8%) and commercial real estate reserves fell by $669.6 million (2%). Loan-loss reserves for credit card portfolios rose by $775.6 million (1.9%) from third quarter 2019.

Total Assets Increase From the Previous Quarter

Total assets increased by $163.4 billion (0.9%) from the previous quarter, primarily because of growth in loan and leases balances (up $117.9 billion). Banks increased their securities holdings by $45.5 billion (1.2%), as mortgage-backed securities rose by $24.4 billion (1%) and holdings of U.S. Treasury securities grew by $8.5 billion (1.4%). Cash and balances due from depository institutions rose by $40.6 billion (2.5%).

Loan Balances Expand From the Previous Quarter and a Year Ago

Total loan and lease balances rose by $117.9 billion (1.1%) from third quarter 2019. More than half (59.2%) of all banks grew their loan and lease balances from the third quarter. Almost all of the major loan categories registered quarterly increases, except for the C&I loan portfolio which registered the first quarterly decline since fourth quarter 2016 (down $11 billion, or 0.5%). Quarterly growth among major loan categories was led by consumer loans (up $58.2 billion, or 3.3%), nonfarm nonresidential loans (up $21.6 billion, or 1.4%), and residential mortgage loans (up $19.1 billion, or 0.9%).3 Over the past year, total loan and lease balances rose by $366.3 billion (3.6%), slightly below the annual growth rate reported in third quarter 2019. The slowdown in annual growth of total loan and lease balances was led by the C&I loan portfolio, which expanded at its slowest rate since 2010 (1.9%).

Deposits Rise 1.8% From the Previous Quarter

Total deposit balances increased by $258.4 billion (1.8%) from the previous quarter, as interest-bearing accounts rose by $216.3 billion (2.2%) and noninterest-bearing accounts grew by $22.6 billion (0.7%). Deposits held in foreign offices increased by $19.5 billion (1.5%). Nondeposit liabilities, which include fed funds purchased, repurchase agreements, Federal Home Loan Bank (FHLB) advances, and secured and unsecured borrowings, fell by $69 billion (5%) from the previous quarter. The change in nondeposit liabilities was led by a decline in securities sold under agreements to repurchase (down $30 billion, or 13.3%), the largest quarterly dollar decline since fourth quarter 2013. FHLB advances were lower by $16.3 billion (3.3%).

Equity Capital Increases From Third Quarter 2019

Equity capital rose by $12.8 billion (0.6%) from third quarter 2019. Fourth quarter 2019 declared dividends of $49.1 billion were below quarterly net income of $55.2 billion. Common equity tier 1 ratio increased by 5 basis points from a year ago to 13.21%. Fourteen insured institutions with $1.8 billion in total assets were below the requirements for the well-capitalized category as defined for Prompt Corrective Action purposes.

Three New Banks Are Added in Fourth Quarter 2019

The number of FDIC-insured commercial banks and savings institutions declined from 5,258 to 5,177 during fourth quarter 2019. Three new banks were added, 77 institutions were absorbed by mergers, and three banks failed. For full-year 2019, 13 new banks were added, 226 institutions were absorbed by mergers, and four banks failed. The number of institutions on the FDIC’s “Problem Bank List” fell from 55 at the end of third quarter to 51 at the end of fourth quarter, the lowest level since fourth quarter 2006. Aggregate total assets of problem banks declined from $48.8 billion in third quarter 2019 to $46.2 billion in fourth quarter 2019.

Critical Accounting Policies

The discussion contained in this Item 7 and other disclosures included within this Annual Report are based on the Company’s audited consolidated financial statements which appear in Item 8 of this Annual Report. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” accompanying the Company’s audited financial statements. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified the allowance for loan losses, the fair value determination of investment securities and the assessment of goodwill to be the Company’s most critical accounting policies.

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

Fair Value of Investment Securities

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

Goodwill

Goodwill arose in connection with various acquisitions, most recently in 2019 and 2018. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At December 31, 2019, Company’s management has completed the goodwill impairment analysis and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation.

Non-GAAP Financial Measures

This Annual report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis. Management believes these non-GAAP financial measures are widely used in the financial institutions industry and provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results. The following table reconciles the non-GAAP financial measures of net interest income and net interest margin on an FTE basis to GAAP. (dollars in thousands)

Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:

	2019	2018

Net interest income (GAAP)	$45,248	$42,124
Tax-equivalent adjustment (1)	1,076	1,218
Net interest income on an FTE basis (non-GAAP)	46,324	43,342
Average interest-earning assets	$1,442,707	$1,341,763
Net interest margin on an FTE basis (non-GAAP)	3.21%	3.23%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the years ended December 31, 2019 and 2018, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.

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

ASSETS
	2019			2018

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-earning assets
Loans (1)
Commercial	$81,669	$4,440	5.44%	$75,966	$3,876	5.10%
Agricultural	85,527	5,267	6.16%	72,005	4,278	5.94%
Real estate	736,598	33,707	4.58%	655,232	29,288	4.47%
Consumer and other	16,855	868	5.15%	10,998	572	5.20%

Total loans (including fees)	920,649	44,282	4.81%	814,201	38,014	4.67%

Investment securities
Taxable	268,643	6,484	2.41%	266,725	6,188	2.32%
Tax-exempt (2)	190,856	5,123	2.68%	217,486	5,801	2.67%

Total investment securities	459,499	11,607	2.53%	484,211	11,989	2.48%

Other interest earning assets	62,559	1,364	2.18%	43,351	942	2.17%

Total interest-earning assets	1,442,707	$57,253	3.97%	1,341,763	$50,945	3.80%

Noninterest-earning assets
Cash and due from banks	24,494			21,274
Premises and equipment, net	16,107			15,458
Other, less allowance for loan losses	20,868			6,245

Total noninterest-earning assets	61,469			42,977

TOTAL ASSETS	$1,504,176			$1,384,740

(1) Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21% for the years ended December 31, 2019 and 2018.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2019			2018

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-bearing liabilities
Deposits
Savings, interest bearing checking and money markets accounts	$810,306	$6,016	0.74%	$745,652	$4,406	0.59%
Time deposits	232,989	4,184	1.80%	198,319	2,436	1.23%

Total deposits	1,043,295	10,200	0.98%	943,971	6,842	0.72%
Other borrowed funds	44,887	729	1.62%	50,446	761	1.51%

Total interest-bearing liabilities	1,088,182	10,929	1.00%	994,417	7,603	0.76%

Noninterest-bearing liabilities
Noninterest bearing checking	224,672			213,535
Other liabilities	10,022			8,085

Stockholders' equity	181,300			168,703

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,504,176			$1,384,740

Net interest income		$46,324	3.21%		$43,342	3.23%

Spread Analysis
Interest income/average assets		$57,253	3.81%		$50,945	3.68%
Interest expense/average assets		10,929	0.73%		7,603	0.55%
Net interest income/average assets		46,324	3.08%		43,342	3.13%

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate loan interest income increased $4,419,000 in 2019 compared to 2018. Increased volume of real estate loans increased interest income in 2019 by $3,688,000 and higher interest rates increased interest income in 2019 by $731,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates. (in thousands)

	2019 Compared to 2018
	Volume	Rate	Total (1)
Interest income
Loans
Commercial	$298	$266	$564
Agricultural	827	162	989
Real estate	3,688	731	4,419
Consumer and other	301	(5)	296

Total loans (including fees)	5,114	1,154	6,268

Investment securities
Taxable	47	249	296
Tax-exempt	(700)	22	(678)

Total investment securities	(653)	271	(382)

Other interest and dividend income	418	4	422

Total interest-earning assets	4,879	1,429	6,308

Interest-bearing liabilities
Deposits
Savings, interest bearing checking and money market	409	1,201	1,610
Time deposits	478	1,270	1,748

Total deposits	887	2,471	3,358

Other borrowed funds	(85)	53	(32)

Total interest-bearing liabilities	802	2,524	3,326

Net interest income-earning assets	$4,077	$(1,095)	$2,982

(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest bearing liabilities. The volume of and yields earned on earning assets and the volume of and the rates paid on interest bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2019 and 2018, the Company's net interest margin was 3.21% and 3.23%, respectively, computed on a FTE basis.

Net interest income during 2019 and 2018 totaled $45,248,000 and $42,124,000, respectively, representing a 7.4% increase in 2019 compared to 2018. Net interest income increased in 2019 as compared to 2018 due primarily to increases in the average balance, in part related to the Acquisitions, and rates of real estate loans, offset in part by increases in rates on deposits.

The high level of competition in the local markets will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s primary market in Ames, Iowa, has eleven banks, six credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other market areas in central, north-central and south-central Iowa creating similarly competitive environments.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company’s provision for loan losses for the year ended December 31, 2019 was $1,314,000 compared to $639,000 for the previous year. The provision for loan losses in 2019 and 2018 was necessary to maintain an adequate allowance for loan losses on the increasing outstanding loan portfolio, as well as funding net charge offs of $379,000 and $276,000 for 2019 and 2018, respectively. Classified loans increased $3.3 million to $43.1 million in 2019 primarily due to the Iowa State Bank Acquisition. The nonperforming loans have increased from $3,384,000 in 2018 to $5,043,000 in 2019. Refer to the “Asset Quality Review and Credit Risk Management” discussion for additional details with regard to loan loss provision expense.

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

Noninterest income during the years ended 2019 and 2018 totaled $8,629,000 and $7,901,000, respectively. The increase in noninterest income in 2019 compared to 2018 is primarily due to the Clarke County and Iowa State Bank Acquisitions (the “Acquisitions”) and higher wealth management income and gain on the sale of loans, offset in part by a gain on foreclosure of other real estate owned in 2018. Excluding securities gains, noninterest income increased 9.0% in 2019 as compared to 2018.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 62% and 64% of noninterest expense in 2019 and 2018, respectively.

Noninterest expense during the years ended 2019 and 2018 totaled $31,522,000 and $27,965,000, respectively, representing a 12.7% increase in 2019 compared to 2018. The primary reason for the increase in 2019 was due to the Acquisitions and to a lesser extent the amortization of the new market tax credit projects amortization. The percentage of noninterest expense to average assets was 2.1 % in 2019, compared to 2.0% during 2018.

Provision for Income Taxes

The provision for income taxes for 2019 and 2018 was $3,847,000 and $4,406,000, respectively. This amount represents an effective tax rate of 18.3% and 20.6%, respectively. The Company's federal income tax rate was 21% for the years ended December 31, 2019 and 2018. The lower than expected tax rate was due primarily to tax-exempt interest income and $693,000 of new market tax credits recognized in 2019. These tax credits were generated by First National’s investment in qualified community development entities. The credits totaled $5.4 million and will be recognized over a seven-year period beginning in 2019.

Balance Sheet Review

The Company’s assets are comprised primarily of loans and investment securities. The majority of average earning asset maturity or repricing dates are generally five years or less for the combined portfolios as the assets are funded for the most part by short term deposits with either immediate availability or less than one year average maturities. This exposes the Company to risk with regard to changes in interest rates.

Total assets increased to $1,737,183,000 in 2019 compared to $1,455,687,000 in 2018, a 19.3% increase. The increase is primarily due to the Iowa State Bank Acquisition, growth in interest bearing deposits in financial institutions and to a lesser extent organic loan growth.

Loan Portfolio

Net loans as of December 31, 2019 totaled $1,048,147,000, an increase of 17.7% from the $890,461,000 as of December 31, 2018. Loans increased primarily due to the Iowa State Bank Acquisition and to a lesser extent organic loan demand, which remained favorable in 2019 as most markets provided additional lending opportunities. Loans are the primary contributor to the Company’s revenues and cash flows. The average yield on loans was 228 and 219 basis points higher in 2019 and 2018, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2019. (dollars in thousands)

	2019	2018	2017	2016	2015
Real Estate
Construction	$47,895	$51,364	$50,309	$61,042	$66,268
1-4 family residential	201,510	169,722	146,258	149,507	127,076
Commercial	435,850	389,532	350,626	315,702	251,889
Agricultural	160,771	103,652	81,790	73,032	62,530
Commercial	84,084	86,194	73,816	74,378	102,515
Agricultural	111,945	85,202	69,806	76,994	79,533
Consumer and other	18,791	16,566	10,345	12,130	21,599

Total loans	1,060,846	902,232	782,950	762,785	711,410
Deferred loan fees, net	(80)	(87)	(79)	(96)	(94)

Total loans net of deferred fees	$1,060,766	$902,145	$782,871	$762,689	$711,316

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans. As of December 31, 2019, gross loans totaled approximately $1,060,846,000, which equals approximately 71.0% of total deposits and 61.1% of total assets. The Iowa State Average Report (consisting of 270 banks in the State of Iowa) loan to deposit ratio as of September 30, 2019 was 80%. As of December 31, 2019, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

Real estate loans include various types of loans for which the Banks hold real property as collateral and consist of loans primarily on commercial, agricultural and multifamily properties and single family residences. Real estate loans typically have fixed rates for up to five years, with the Company’s loan policy permitting a maximum fixed rate maturity of up to 15 years. The majority of construction loan volume is given to contractors to construct 1-4 family residence and commercial buildings and these loans generally have maturities of up to 12 months. The Banks also originate residential real estate loans for sale to the secondary market for a fee.

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

Consumer loans include loans extended to individuals for household, family and other personal expenditures not secured by real estate. The majority of the Banks’ consumer lending is for vehicles, consolidation of personal debts and improvements.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2019

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties. (in thousands)

		After one
		year but
	Within	within	After
	one year	five years	five years	Total

Real Estate
Construction	$29,114	$12,383	$6,398	$47,895
1-4 family residential	17,472	78,575	105,463	201,510
Commercial	35,401	226,528	173,921	435,850
Agricultural	16,093	22,741	121,937	160,771
Commercial	36,219	24,671	23,194	84,084
Agricultural	89,478	20,048	2,419	111,945
Consumer and other	2,196	12,139	4,456	18,791

Total loans	$225,973	$397,085	$437,788	$1,060,846

	After one
	year but
	within	After
	five years	five years

Loan maturities after one year with:
Fixed rates	$365,464	$168,827
Variable rates	31,621	268,961

	$397,085	$437,788

Loans Held For Sale

There was $2,777,000 of mortgage origination funding awaiting delivery to the secondary market as of December 31, 2019 and $401,000 as of December 31, 2018. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2019 were $479,843,000, an increase of $20.9 million or 4.5% from the prior year end. As of December 31, 2019 and 2018, the investment portfolio comprised 28% and 32% of total assets, respectively.

The following table presents the fair values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2019 and 2018. This portfolio provides the Company with a significant amount of liquidity. (in thousands)

	2019	2018

U.S. government treasuries	$9,452	$7,800
U.S. government agencies	126,433	110,268
U.S. government mortgage-backed securities	81,128	70,382
State and political subdivisions	195,302	215,955
Corporate bonds	67,528	54,566

Total	$479,843	$458,971

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

During the years ended December 31, 2019 and 2018, the Company did not recognize an other-than-temporary impairment. Management estimates at the present time there exists no other-than-temporary impairments in the securities available-for-sale portfolio at December 31, 2019; however, it is possible that the Company may incur impairment losses in 2020 and thereafter.

As of December 31, 2019, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity.

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

Investment Maturities as of December 31, 2019

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties. (in thousands)

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total

U.S. government treasuries	$900	$8,552	$-	$-	$9,452
U.S. government agencies	29,841	54,473	42,119	-	126,433
U.S. government mortgage-backed securities	1,788	75,214	4,126	-	81,128
States and political subdivisions (1)	33,888	74,565	65,488	21,361	195,302
Corporate bonds	5,314	39,214	23,000	-	67,528

Total	$71,731	$252,018	$134,733	$21,361	$479,843

Weighted average yield
U.S. government treasuries	1.94%	1.89%	n/a	n/a	1.89%
U.S. government agencies	1.89%	2.25%	2.45%	n/a	2.29%
U.S government mortgage-backed securities	2.31%	2.47%	2.36%	n/a	2.46%
States and political subdivisions (1)	2.58%	2.80%	2.94%	3.23%	2.85%
Corporate bonds	2.18%	2.65%	2.97%	n/a	2.72%

Total	2.15%	2.53%	2.83%	3.23%	2.60%

(1) Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

At December 31, 2019 and 2018, the Company’s investment securities portfolio included securities issued by 251 and 263 government municipalities and agencies located within 18 and 16 states with a fair value of $195,302,000 and $215,955,000, respectively. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of December 31, 2019 and 2018 was $3.6 million (approximately 1.8% of the fair value of the governmental municipalities) represented by the Poweshiek Iowa Water Association to be repaid by water revenues.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of December 31, 2019 and 2018 identifying the state in which the issuing government municipality or agency operates. (in thousands)

	2019		2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$58,457	$59,072	$59,935	$59,481
Texas	11,243	11,382	11,822	11,803
Pennsylvania	7,895	7,989	9,167	9,144
Washington	6,530	6,629	6,905	6,762
Other (2019: 12 states; 2018: 12 states)	18,168	18,375	17,138	17,198

Total general obligation bonds	$102,293	$103,447	$104,967	$104,388

Revenue bonds:
Iowa	$78,281	$78,624	$104,589	$103,925
Other (2019: 12 states; 2018: 7 states)	13,171	13,231	7,691	7,642

Total revenue bonds	$91,452	$91,855	$112,280	$111,567

Total obligations of states and political subdivisions	$193,745	$195,302	$217,247	$215,955

As of December 31, 2019 and 2018, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities and water utilities. The revenue bonds are to be paid from 13 and 12 revenue sources in 2019 and 2018, respectively. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2019		2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$37,928	$38,173	$60,422	$60,322
College and universities, primarily dormitory revenues	7,271	7,272	8,183	8,139
Water	14,016	14,103	13,863	13,644
Leases	7,291	7,351	8,958	8,861
Sewer	4,612	4,645	3,573	3,554
Other	20,334	20,311	17,281	17,047

Total revenue bonds by revenue source	$91,452	$91,855	$112,280	$111,567

Other Assets

Other assets were $6,041,000 and $1,117,000 as of December 31, 2019 and 2018, respectively. The increase of $4,924,000 between periods can be primarily attributed to investment in Iowa-based new market income tax credit projects in 2019.

Deposits

Total deposits were $1,493,175,000 and $1,221,084,000 as of December 31, 2019 and 2018, respectively. The increase of $272,091,000 between the periods can be primarily attributed to the Iowa State Bank Acquisition and to a lesser extent public fund deposits.

The Company’s primary source of funds is customer deposits. The Banks attempt to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While nearly 52.9% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operations and liquidity. The Company had $7,118,000 and $6,805,000 of brokered deposits as of December 31, 2019 and 2018, respectively.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2019 and 2018. (dollars in thousands)

	2019		2018
	Average		Average
	Amount	Rate	Amount	Rate

Non-interest bearing checking deposits	$224,672	0.00%	$213,535	0.00%
Interest bearing checking deposits	385,666	0.82%	341,286	0.64%
Money market deposits	290,285	0.81%	294,359	0.64%
Savings deposits	134,355	0.39%	110,007	0.30%
Time certificates	232,989	1.80%	198,319	1.23%

	$1,267,967		$1,157,506

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2019 and 2018. (in thousands)

	2019	2018

3 months or less	$18,756	$13,187
Over 3 through 12 months	54,888	36,252
Over 12 through 36 months	58,899	34,100
Over 36 months	10,667	7,155

Total	$143,210	$90,694

Securities Sold Under an Agreement to Repurchase

Securities sold under agreements to repurchase totaled $42,034,000 and $40,674,000 as of December 31, 2019 and 2018, respectively an increase of 3.3%.

Borrowed Funds

Borrowed funds that may be utilized by the Company are comprised of FHLB advances, federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Borrowed funds are an alternative funding source to deposits and can be used to fund the Company’s assets and unforeseen liquidity needs. FHLB advances are loans from the FHLB that can mature daily or have longer maturities for fixed or floating rates of interest. Federal funds purchased are borrowings from other banks that mature daily. Repurchase agreements are similar to deposits as they are funds lent by various Bank customers; however, investment securities are pledged to secure such borrowings. The Company’s repurchase agreements reprice daily.

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2019 and 2018. (dollars in thousands)

	2019		2018

		Average		Average
	Balance	Rate	Balance	Rate

Repurchase agreements	$42,034	1.25%	$40,674	1.73%
FHLB advances	5,000	1.57%	14,600	2.49%

Total	$47,034	1.28%	$55,274	1.93%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2019 and 2018. (dollars in thousands)

	2019		2018

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$40,376	1.58%	$39,759	1.15%
FHLB advances	4,511	1.99%	6,571	2.32%
Other borrowings	-	0.00%	4,116	3.70%

Total	$44,887	1.62%	$50,446	1.51%

Maximum Amount Outstanding during the Year

Federal funds purchased and repurchase agreements	$52,196		$48,859
FHLB advances	$27,800		$36,400
Other borrowings	$-		$13,000

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2019, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods. These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company. For additional information, including quantification of the amounts involved, see Note 15 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2019, totaled $1,048,147,000 as compared to $890,461,000 as of December 31, 2018, an increase of 17.7%. Net loans comprise 60% of total assets as of the end of 2019. The object in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company’s non-performing assets have increased by 115% from December 31, 2018 and total $9,047,000 as of December 31, 2019. The Company’s level of non-performing loans as a percentage of loans of 0.48% as of December 31, 2019, is lower than the Iowa State Average peer group of FDIC insured institutions as of December 31, 2019, of 0.63%. Management believes that the allowance for loan losses as of December 31, 2019 remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ended December 31, 2019. (dollars in thousands)

	2019	2018	2017	2016	2015

Non-performing assets:
Nonaccrual loans	$4,788	$3,234	$4,810	$5,077	$1,818
Loans 90 days or more past due	255	150	18	22	75

Total non-performing loans	5,043	3,384	4,828	5,099	1,893
Securities available-for-sale	-	-	-	-	-
Other real estate owned	4,004	830	386	546	1,250

Total non-performing assets	$9,047	$4,214	$5,214	$5,645	$3,143

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

Impaired loans totaled $5,043,000 as of December 31, 2019 and were $1,659,000 higher than the impaired loans as of December 31, 2018. The increase in impaired loans was due primarily to agricultural operating loans, including the Iowa State Bank Acquisition, offset in part by payments on commercial operating loans. The Company considers impaired loans to generally include the non-performing loans (consisting of nonaccrual loans and loans past due 90 days or more and still accruing) and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $209,000 and $501,000 at December 31, 2019 and 2018, respectively. The average balances of impaired loans for the years ended December 31, 2019 and 2018 were $4,328,000 and $3,953,000, respectively. The increase in the average balance of impaired loans was due primarily to new impaired loans in 2019, offset in part by payments received on existing impaired loans. For the years ended December 31, 2019 and 2018, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $473,000 and $350,000, respectively. There was $255,000 of loans greater than 90 days past due and still accruing interest as of December 31, 2019 and there was $150,000 of loans greater than 90 days past due and still accruing interest at December 31, 2018.

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

	2019	2018	2017	2016	2015

Balance at beginning of period	$11,684	$11,321	$10,507	$9,988	$8,838
Charge-offs:
Real estate
Construction	-	-	-	-	-
1-4 Family residential	75	23	7	15	25
Commercial	-	107	-	-	-
Agricultural	-	-	-	-	-
Commercial	331	74	687	78	-
Agricultural	-	58	-	-	39
Consumer and other	45	63	44	39	5

Total charge-offs	451	325	738	132	69

Recoveries:
Real estate
Construction	-	-	-	30	50
1-4 Family residential	5	6	11	5	26
Commercial	15	-	-	-	4
Agricultural	-	-	-	-	-
Commercial	36	23	7	83	-
Agricultural	-	-	-	-	28
Consumer and other	16	20	14	9	12

Total recoveries	72	49	32	127	120

Net charge-offs (recoveries)	379	276	706	5	(51)
Provisions charged to operations	1,314	639	1,520	524	1,099

Balance at end of period	$12,619	$11,684	$11,321	$10,507	$9,988

Average loans outstanding	$920,649	$814,201	$772,168	$726,838	$681,824

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	0.04%	0.03%	0.09%	0.00%	-0.01%

Ratio of allowance for loan losses to total loans net of deferred fees	1.19%	1.30%	1.45%	1.38%	1.40%

The allowance for loan losses increased to $12,619,000 at the end of 2019 in comparison to the allowance of $11,684,000 at year end 2018 as a result of provisions of $1,314,000, offset by net charge offs of $379,000. The provision for loan losses in 2019 was necessary to maintain an adequate allowance for loan loss on the increasing outstanding loan portfolio, as well as funding net charge offs. The allowance for loan losses increased to $11,684,000 at the end of 2018 in comparison to the allowance of $11,321,000 at year end 2017 as a result of provisions of $639,000, offset by net charge offs of $276,000. The provision for loan losses in 2018 was necessary to maintain an adequate allowance for loan loss on the increasing outstanding loan portfolio, as well as funding net charge offs. The allowance for loan losses increased to $11,321,000 at the end of 2017 in comparison to the allowance of $10,507,000 at year end 2016 as a result of provisions of $1,520,000, offset by net charge offs of $706,000. The provision for loan losses in 2017 was necessary to maintain an adequate allowance for loan loss on the increasing outstanding loan portfolio, as well as funding net charge offs. The allowance for loan losses increased to $10,507,000 at the end of 2016 in comparison to the allowance of $9,988,000 at year end 2015 as a result of provisions of $524,000, offset by net charge offs of $5,000. The provision for loan losses in 2016 was necessary to maintain an adequate allowance for loan loss on the outstanding loan portfolio, as net charge offs were not significant. The increase in the allowance for loan losses was provided due to growth in the Company’s loan portfolios and, to a lesser extent to provide for a specific reserve on impaired loans due primarily to one loan relationship identified in the fourth quarter of 2016. The allowance for loan loss on impaired loans increased $281,000 to $720,000 as of December 31, 2016.

General reserves for loan categories range from 1.08% to 3.49% of the outstanding loan balances as of December 31, 2019. In general as loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline. The increase in the top end of the range was due to increasing historical charge-offs at one bank affiliate in the commercial operating loan category. The allowance relating to commercial real estate is the largest reserve component. Construction, commercial operating and agricultural operating loans have higher general reserve levels as a percentage than the other loan categories as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch, special mention, substandard and impaired loans and less favorable economic conditions for those portfolios. As of December 31, 2019, commercial real estate loans have general reserves ranging from 1.24% to 1.49%.

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

	2019	2018	2017	2016	2015

Specific reserve on loans individually evaluated for impairment	$209	$501	$811	$720	$439

Loans individually evaluated for impairment	$4,788	$3,234	$4,810	$5,077	$1,818

Percentage increase (decrease) in specific reserve on loans individually evaluated for impairment	-58%	-38%	13%	64%	30%

Percentage increase (decrease) in loans individually evaluated for impairment	48%	-33%	-5%	179%	-28%

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses for the most recent five years. (dollars in thousands)

	2019		2018		2017		2016		2015
	Amount	% *	Amount	% *	Amount	% *	Amount	% *	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$672	4%	$699	6%	$796	6%	$908	8%	$999	9%
1-4 family residential	2,122	19%	1,820	19%	1,716	19%	1,711	20%	1,806	18%
Commercial	5,362	41%	4,615	43%	4,734	45%	3,960	41%	3,557	36%
Agricultural	1,326	15%	1,198	11%	997	11%	861	9%	760	9%
Commercial	1,458	8%	1,777	10%	1,739	9%	1,728	10%	1,371	14%
Agricultural	1,478	11%	1,384	9%	1,171	9%	1,216	10%	1,256	11%
Consumer and other	201	2%	191	2%	168	1%	123	2%	239	3%

	$12,619	100%	$11,684	100%	$11,321	100%	$10,507	100%	$9,988	100%

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

As of December 31, 2019, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions for December 31, 2019 and 2018 totaled $143,565,000 and $56,442,000, respectively. The higher balance of liquid assets at December 31, 2019 primarily relates to increased funds on deposit at the Federal Reserve Bank and to a lesser extent the Iowa State Bank Acquisition.

Other sources of liquidity available to the Banks as of December 31, 2019 include available borrowing capacity with the FHLB of $222,558,000 and federal funds borrowing capacity at correspondent banks of $110,394,000. As of December 31, 2019, the Company had outstanding FHLB advances of $5,000,000, no federal funds purchased, securities sold under agreements to repurchase of $42,034,000 and no other borrowings.

Total investments as of December 31, 2019, were $479,843,000 compared to $458,971,000 as of year-end 2018. As of December 31, 2019 and 2018, the investment portfolio as a percentage of total assets was 28% and 32%, respectively. The investment portfolio provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2019 and 2018 and have pretax net unrealized gains (losses) of $5,486,000 and $(5,433,000), respectively.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2019 and 2018 totaled $20,180,000 and $20,705,000, respectively. Net cash provided by operating activities in 2019 is comparable to 2018.

Net cash provided by (used in) investing activities for the years ended December 31, 2019 and 2018 was $(78,961,000) and $8,635,000, respectively. The change in net cash (used in) investing activities in 2019 was primarily due to an increase in purchases of securities in 2019 and an increase in interest-bearing deposits in financial institutions, partially offset by an increase in maturities and calls of securities available-for-sale and smaller increase in the loan portfolio in 2019 as compared to 2018.

Net cash provided by (used in) financing activities for the years ended December 31, 2019 and 2018 totaled $63,014,000 and $(25,354,000), respectively. The change in net cash provided by financing activities in 2019 was due primarily to an increase in deposits.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2019, dividends from the Banks amounted to $25,068,000 compared to $11,968,000 in 2018. The increase in dividends in 2019 was used to partially fund the purchase of the Iowa State Bank Acquisition. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

First National and United Bank, as national banks, generally may pay dividends, without obtaining the express approval of the Office of the Comptroller of the Currency (“OCC”), in an amount up to their retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consists of net income less dividends declared during the period. Boone Bank, Reliance Bank, State Bank and Iowa State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits. Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

The Company has unconsolidated cash and interest bearing deposits totaling $5,126,000 that is available at December 31, 2019 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $207,168,000 as of December 31, 2019 compared to a total of $158,787,000 at the end of 2018. The increase in commitments is due primarily to the Iowa State Bank Acquisition. The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2019. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short term marketable investments to fund the temporary declines in deposit balances. There are no other known trends in liquidity and cash flow needs as of December 31, 2019, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $187,579,000 at December 31, 2019, from $172,865,000 at December 31, 2018. At December 31, 2019 and 2018, stockholders’ equity as a percentage of total assets was 10.8 % and 11.9%, respectively. The increase in stockholders’ equity was primarily the result of net income and an increase in accumulated other comprehensive income, offset in part by dividends declared. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of December 31, 2019.

From time to time, the Company’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. 70,558 shares of common stock were repurchased under stock repurchase plans in 2019 and 17,608 shares of common stock were repurchased in 2018. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Annual Report.

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

●

The effect of changes in laws and regulations with which the Company and the Banks must comply, including developments and changes related to the implementation of the Dodd-Frank Act and the effect of any Federal tax reform on the operations of the Company and its customers.

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

Not applicable.

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we determined that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2019 has been audited by CliftonLarsonAllen LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ John P. Nelson
John P. Nelson, Chief Executive Officer

/s/ John L. Pierschbacher
John L. Pierschbacher, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ames National Corporation

Ames, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2020, expressed an unqualified opinion.

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

March 10, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Ames National Corporation

Ames, Iowa

Opinion on Internal Control over Financial Reporting

We have audited Ames National Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows of the Company, and our report dated March 10, 2020, expressed an unqualified opinion.

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

/s/ CliftonLarsonAllen LLP

West Des Moines, Iowa

March 10, 2020

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018

	2019	2018
ASSETS

Cash and due from banks	$34,616,880	$30,384,066
Interest bearing deposits in financial institutions	108,947,624	26,057,513
Securities available-for-sale	479,843,448	458,971,162
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,138,900	3,191,200
Loans receivable, net	1,048,147,496	890,461,479
Loans held for sale	2,776,785	401,287
Bank premises and equipment, net	17,810,605	15,813,196
Accrued income receivable	11,788,409	9,415,570
Other real estate owned	4,003,684	829,603
Bank-owned life insurance	2,842,713	2,773,729
Deferred income taxes	1,151,016	3,848,713
Other intangible assets, net	3,959,260	2,677,884
Goodwill	12,114,559	9,744,472
Other assets	6,041,126	1,117,477

Total assets	$1,737,182,505	$1,455,687,351

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest bearing checking	$267,441,988	$230,113,170
Interest bearing checking	461,857,728	366,178,715
Savings and money market	481,642,221	418,384,284
Time, $250,000 and over	74,206,421	40,014,550
Other time	208,026,740	166,393,120
Total deposits	1,493,175,098	1,221,083,839

Securities sold under agreements to repurchase	42,033,570	40,674,486
FHLB advances	5,000,000	14,600,000
Dividends payable	2,213,459	2,137,460
Accrued expenses and other liabilities	7,180,906	4,326,502
Total liabilities	1,549,603,033	1,282,822,287

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,222,747 and 9,293,305 shares as of December 31, 2019 and 2018, respectively	18,445,494	18,586,610
Additional paid-in capital	18,794,141	20,461,724
Retained earnings	146,225,085	137,891,821
Accumulated other comprehensive income (loss)	4,114,752	(4,075,091)
Total stockholders' equity	187,579,472	172,865,064

Total liabilities and stockholders' equity	$1,737,182,505	$1,455,687,351

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2019 and 2018

	2019	2018

Interest and dividend income:
Loans, including fees	$44,282,197	$38,013,249
Securities:
Taxable	6,483,893	6,188,403
Tax-exempt	4,047,054	4,582,970
Other interest and dividend income	1,364,349	942,341
Total interest and dividend income	56,177,493	49,726,963

Interest expense:
Deposits	10,200,626	6,841,807
Other borrowed funds	728,723	761,389
Total interest expense	10,929,349	7,603,196

Net interest income	45,248,144	42,123,767

Provision for loan losses	1,314,104	639,316

Net interest income after provision for loan losses	43,934,040	41,484,451

Noninterest income:
Wealth management income	3,596,770	3,344,579
Service fees	1,619,269	1,425,361
Securities gains, net	17,031	-
Gain on sale of loans held for sale	1,044,798	780,947
Merchant and card fees	1,525,309	1,427,334
Gain on foreclosure of other real estate owned	-	162,862
Other noninterest income	826,221	759,854
Total noninterest income	8,629,398	7,900,937

Noninterest expense:
Salaries and employee benefits	19,675,952	17,821,753
Data processing	4,130,506	3,478,640
Occupancy expenses	2,275,882	2,008,331
FDIC insurance assessments	193,593	404,514
Professional fees	1,753,531	1,482,911
Business development	1,242,271	1,166,688
Intangible asset amortization	609,624	430,537
Data conversion costs	-	228,854
New market tax credit projects amortization	581,563	-
Other operating expenses, net	1,058,747	943,182
Total noninterest expense	31,521,669	27,965,410

Income before income taxes	21,041,769	21,419,978

Provision for income taxes	3,847,600	4,406,100

Net income	$17,194,169	$17,013,878

Basic and diluted earnings per share	$1.86	$1.83

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2019 and 2018

	2019	2018

Net income	$17,194,169	$17,013,878
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	10,936,820	(4,747,149)
Less: reclassification adjustment for gains realized in net income	17,031	-
Other comprehensive income (loss) before tax	10,919,789	(4,747,149)
Tax expense (benefit) related to other comprehensive income (loss)	2,729,946	(1,187,131)
Other comprehensive income (loss), net of tax	8,189,843	(3,560,018)
Comprehensive income	$25,384,012	$13,453,860

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance, December 31, 2017	9,310,913	$18,621,826	$20,878,728	$131,684,961	$(432,373)	$170,753,142
Net income		-	-	17,013,878	-	17,013,878
Other comprehensive (loss)		-	-	-	(3,560,018)	(3,560,018)
The cumulative effect from change in accounting policy (1)		-	-	82,700	(82,700)	-
Retirement of stock	(17,608)	(35,216)	(417,004)	-	-	(452,220)
Cash dividends declared, $1.17 per share		-	-	(10,889,718)	-	(10,889,718)
Balance, December 31, 2018	9,293,305	18,586,610	20,461,724	137,891,821	(4,075,091)	172,865,064
Net income		-	-	17,194,169	-	17,194,169
Other comprehensive income		-	-	-	8,189,843	8,189,843
Retirement of stock	(70,558)	(141,116)	(1,667,583)	-	-	(1,808,699)
Cash dividends declared, $0.96 per share		-	-	(8,860,905)	-	(8,860,905)
Balance, December 31, 2019	9,222,747	$18,445,494	$18,794,141	$146,225,085	$4,114,752	$187,579,472

(1) The cumulative effect for the year ended December 31, 2018, reflects adoption of ASU 2018-02 in first quarter 2018.

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,194,169	$17,013,878
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,314,104	639,316
Provision for off-balance sheet commitments	17,000	9,000
Amortization of securities available-for-sale, loans and deposits, net	1,066,378	1,975,177
Amortization of intangible assets	609,624	430,537
Depreciation	1,235,378	1,134,007
Provision (credit) for deferred income taxes	(32,250)	(69,900)
Securities gains, net	(17,031)	-
Gain on sales of loans held for sale	(1,044,798)	(780,947)
Proceeds from the sales of loans held for sale	51,213,713	34,147,449
Originations of loans held for sale	(52,544,413)	(33,767,789)
(Gain) on sale and foreclosure of other real estate owned, net	(44,433)	(222,265)
Loss on sale and disposal of bank premises and equipment, net	9,360	11,437
Amortization of investment in new market tax credit projects	581,563	-
Change in assets and liabilities:
(Increase) decrease in accrued income receivable	514,915	(170,284)
(Increase) decrease in other assets	(784,589)	104,515
Increase in accrued expenses and other liabilities	891,022	250,950
Net cash provided by operating activities	20,179,712	20,705,081

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(82,387,547)	(25,980,489)
Proceeds from sale of securities available-for-sale	8,211,157	-
Proceeds from maturities and calls of securities available-for-sale	98,514,145	72,333,610
Net decrease in federal funds sold	2,792,000	1,154,000
Purchase of FHLB stock	(4,060,600)	(8,731,300)
Proceeds from the redemption of FHLB stock	4,477,200	8,690,900
Net decrease (increase) in interest bearing deposits in financial institutions	(61,855,282)	17,285,440
Net (increase) in loans	(23,459,602)	(43,573,057)
Net proceeds from the sale of other real estate owned	833,721	393,115
Proceeds from the sale of bank premises and equipment	4,000	2,500
Purchase of bank premises and equipment	(780,440)	(616,544)
Proceeds from sale of bank-owned life insurance	2,501,521	-
Purchase of investment in new market tax credit projects	(4,536,378)	-
Purchase of customer list	-	(14,959)
Cash paid net of cash acquired for acquired bank	(19,143,271)	(13,443,218)
Other	(71,565)	1,135,069
Net cash provided by (used in) investing activities	(78,960,941)	8,635,067

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	83,595,584	3,549,380
(Decrease) in securities sold under agreements to repurchase	(387,936)	(5,750,133)
Proceeds from short-term borrowings	3,000,000	12,600,000
Payments on FHLB and other borrowings	(12,600,000)	(24,500,000)
Dividends paid	(8,784,906)	(10,800,659)
Stock repurchases	(1,808,699)	(452,220)
Net cash provided by (used in) financing activities	63,014,043	(25,353,632)

Net increase in cash and due from banks	4,232,814	3,986,516

CASH AND DUE FROM BANKS
Beginning	30,384,066	26,397,550
Ending	$34,616,880	$30,384,066

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2019 and 2018

	2019	2018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$10,550,529	$7,387,893
Income taxes	3,958,213	4,633,086

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$381,600	$494,944

Business Combination:
Fair value of interest bearing deposits in financial institutions acquired	$21,034,829	$1,475,000
Fair value of federal funds sold acquired	2,792,000	1,154,000
Fair value of securities available-for-sale acquired	33,615,135	17,196,715
Fair value of FHLB stock at cost	364,300	129,600
Fair value of loans receivable acquired	137,776,266	76,041,470
Fair value of bank premises and equipment acquired	2,452,021	924,400
Fair value of accrued interest receivable acquired	2,887,754	862,895
Fair value of other real estate owned acquired	3,581,769	120,000
Fair value of other tangible assets acquired	203,866	63,145
Fair value of bank-owned life insurance acquired	2,498,940	2,754,798
Goodwill	2,370,087	3,012,256
Core deposit intangible acquired	1,891,000	2,002,000
Deposits assumed	188,631,294	83,169,311
Securities sold under agreement to repurchase assumed	1,747,020	-
Federal funds purchased assumed	-	9,000,000
Other liabilities assumed	1,946,382	123,749

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Description of business: Ames National Corporation and subsidiaries (the Company) operates in the commercial banking industry through its subsidiaries in Ames, Boone, Story City, Nevada, Marshalltown and Creston, Iowa. Loan and deposit customers are located primarily in Boone, Clarke, Hancock, Polk, Marshall, Story and Union counties and adjacent counties in Iowa.

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

Consolidation: The consolidated financial statements include the accounts of Ames National Corporation (the Parent Company) and its wholly-owned subsidiaries, First National Bank, Ames, Iowa (FNB); State Bank & Trust Co., Nevada, Iowa (SBT); Boone Bank & Trust Co., Boone, Iowa (BBT); Reliance State Bank, Story City, Iowa (RSB); United Bank & Trust NA, Marshalltown, Iowa (UBT); and Iowa State Savings Bank, Creston, Iowa (ISSB) (collectively, the Banks). All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the assessment of goodwill impairment and the fair value and assessment of other-than-temporary impairment for certain financial instruments.

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

FHLB and FRB stock: The Banks, as members of the FHLB system, are required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of total assets plus 4.00 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF). All shares of FHLB stock are issued and redeemed at par value. The Banks, as members of the FRB system, must subscribe to the capital stock of its District Federal Reserve Bank in an amount equal to 6 percent of the member bank's paid-up capital and surplus and must pay in half of that amount. The other half is subject to call by the Board of Governors. The stock is issued and redeemed at par value. No ready market exists for the FHLB and FRB stock, and it has no quoted market value. The Company evaluates these assets for impairment on a quarterly basis and determined there was no impairment as of December 31, 2019.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At December 31, 2019, Company management has completed the goodwill impairment analysis and determined goodwill was not impaired based on the fair value of the respective reporting unit.

The only other significant intangible assets are core deposit intangible and customer list assets. The core deposit intangible and customer list asset is determined to have a definite life and is amortized over the estimated useful life. The core deposit intangible asset and customer list asset are both customer-based relationship valuation attributed to the expectation of a lower net cost of these deposits versus alternative sources of funds. The core deposit intangible and customer list asset are reviewed for impairment whenever events occur or circumstances indicate that the carrying amount may not be recoverable.

Wealth management department assets: Property held for customers in fiduciary or agency capacities are not included in the accompanying consolidated balance sheets, as such items are not assets of the Banks.

Revenue from contracts with customers: Interest revenue from loans and investments is recognized on the accrual basis of accounting as the interest is earned according to the terms of the particular loan or investment.  Income from service and other customer charges is recognized as earned.  Revenue from service charges are earned in accordance with the terms of the various products or services provided. Services within the scope of ASC 606 include service charges on deposits, interchange income, wealth management fees, investment brokerage fees, and the net gain on sale of foreclosed assets. The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, and related amendments beginning January 1, 2018. The adoption of this Accounting Standard Update did not have a material impact to our consolidated financial statements.

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

Earnings per share: Basic earnings per share computations for the years ended December 31, 2019 and 2018 were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share (EPS) for the years ended December 31, 2019 and 2018.

	2019	2018
Basic earning per share computation:
Net income	$17,194,169	$17,013,878
Weighted average common shares outstanding	9,236,989	9,310,594
Basic EPS	$1.86	$1.83

Reclassifications: Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on stockholders’ equity and net income of the prior periods.

New and Pending Accounting Pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires a lessee to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with previous GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Unlike previous GAAP, which requires that only capital leases be recognized on the balance sheet, the ASC requires that both types of leases by recognized on the balance sheet. For public companies, this update became effective for interim and annual periods beginning after December 15, 2018. Early application was permitted. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB voted to approve amendments to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The amendment delays the effective date for our Company until interim and annual periods beginning after December 15, 2022. The Company is currently planning for the implementation of this accounting standard and has chosen a vendor for a software solution. The Company continues to refine the implementation of the software and its approach for determining the expected credit losses under the new guidance. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s financial statements. The Company is continuing to evaluate the extent of the potential impact.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in this update eliminates the Step 2 from the goodwill impairment test. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment tests with a measurement date after January 1, 2017. The Company does not expect the guidance to have a material impact on the Company's consolidated financial statements.

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

Note 2. Bank Acquisitions

On October 25, 2019, the Company completed the purchase of ISSB, including its’ four branches in Creston, Diagonal, Lennox and Corning, Iowa (the “ISSB Acquisition”). The ISSB Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share.  The ISSB’s acquired assets and liabilities were recorded at fair value at the date of acquisition.  This bank was purchased for cash consideration of $22.3 million.  As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,891,000 and goodwill of approximately $2,370,000. The results of operations for this acquisition have been included since the transaction date of October 25, 2019. Since the acquisition date, there has been no significant credit deterioration of the acquired loans. Non-routine expenses associated with this transaction were approximately $195,000 for the year ended December 31, 2019.

The following table summarizes the fair value of the total consideration transferred as a part of the ISSB Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transactions. (in thousands)

Cash consideration transferred	$22,333

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and due from banks	$3,188
Federal funds sold	2,792
Interest bearing deposits in financial institutions	21,035
Securities available-for-sale	33,615
Federal Home Loan Bank stock at cost	365
Loans receivable	137,776
Accrued interest receivable	2,888
Bank premises and equipment	2,452
Other real estate owned	3,582
Bank owned life insurance	2,499
Core deposit intangible asset	1,891
Other assets	204
Deposits	(188,631)
Securities sold under repurchase agreements	(1,747)
Accrued interest payable and other liabilities	(1,946)

Total identifiable net assets	19,963

Goodwill	$2,370

On October 25, 2019, associated with the ISSB Acquisition, the contractual balance of loans receivable acquired was $139,703,000 and the contractual balance of the deposits assumed was $188,068,000.  Loans receivable acquired include commercial real estate,    1-4 family real estate, agricultural real estate, commercial operating, agricultural operating and consumer loans.

The acquired loans associated with the ISSB Acquisition at contractual values as of October 25, 2019 were determined to be risk rated as follows (in thousands):

Pass	$121,346
Watch	12,333
Special Mention	-
Substandard	6,024

Total loans acquired at book value	$139,703

The core deposit intangible asset associated with the ISSB Acquisition is amortized to expense on a declining basis over a period of ten years.  The loan market valuation is accreted to income on a declining basis over a ten year period.  The time deposits market valuation is amortized to expense on a declining basis over a two year period.

On September 14, 2018, FNB completed the purchase of Clarke County State Bank, including its’ three branches in Osceola and Murray, Iowa (the “Clarke County Acquisition”).  The Clarke County Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share.  FNB’s acquired assets and liabilities were recorded at fair value at the date of acquisition.  This bank was purchased for cash consideration of $14.8 million.  As a result of the acquisition, the Company recorded a core deposit intangible asset of $2,002,000 and goodwill of approximately $3,012,000. The results of operations for this acquisition have been included since the transaction date of September 14, 2018. Since the acquisition date, there has been no significant credit deterioration of the acquired loans. Non-routine expenses associated with this transaction were approximately $432,000 for the year ended December 31, 2018.

The following table summarizes the fair value of the total consideration transferred as a part of the Clarke County Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transactions. (in thousands)

2018

Cash consideration transferred	$14,807

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and due from banks	$1,364
Federal funds sold	1,154
Interest bearing deposits in financial institutions	1,475
Securities available-for-sale	17,197
Federal Home Loan Bank stock at cost	130
Loans receivable	76,041
Accrued interest receivable	863
Bank premises and equipment	924
Other real estate owned	120
Deferred income taxes	49
Bank-owned life insurance	2,755
Core deposit intangible asset	2,002
Other assets	14
Deposits	(83,169)
Federal funds purchased	(9,000)
Accrued interest payable and other liabilities	(124)

Total identifiable net assets	11,795

Goodwill	$3,012

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

The acquired loans associated with the Clarke County Acquisition at contractual values as of September 14, 2018 were determined to be risk rated as follows (in thousands):

Pass	$63,220
Watch	9,431
Special Mention	2,734
Substandard	1,812
Total loans acquired at book value	$77,197

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

Note 3. Concentrations and Restrictions on Cash and Due from Banks and Interest Bearing Deposits in Financial Institutions

The Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves. The subsidiary banks’ reserve requirements totaled approximately $8,734,000 and $6,739,000 at December 31, 2019 and 2018, respectively.

At December 31, 2019, the Company had approximately $109,968,000 on deposit at various financial institutions. Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 4. Debt Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2019:
U.S. government treasuries	$9,392	$64	$(4)	$9,452
U.S. government agencies	124,913	1,609	(89)	126,433
U.S. government mortgage-backed securities	80,295	867	(34)	81,128
State and political subdivisions	193,745	1,852	(295)	195,302
Corporate bonds	66,012	1,542	(26)	67,528
Total	$474,357	$5,934	$(448)	$479,843

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2018:
U.S. government treasuries	$7,925	$-	$(125)	$7,800
U.S. government agencies	111,759	73	(1,564)	110,268
U.S. government mortgage-backed securities	71,596	88	(1,302)	70,382
State and political subdivisions	217,247	465	(1,757)	215,955
Corporate bonds	55,877	2	(1,313)	54,566
Total	$464,404	$628	$(6,061)	$458,971

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2019, are shown below by expected maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. (in thousands)

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$71,648	$71,731
Due after one year through five years	249,035	252,018
Due after five years through ten years	132,451	134,733
Due after ten years	21,223	21,361
Total	$474,357	$479,843

At December 31, 2019 and 2018, securities with a carrying value of approximately $180,063,000 and $145,709,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains, and losses from securities available-for-sale are summarized below (in thousands):

	2019	2018
Proceeds from sales of securities available-for-sale	$8,211	$-
Gross realized gains on securities available-for-sale	37	-
Gross realized losses on securities available-for-sale	20	-
Tax provision applicable to net realized gains on securities available-for-sale	4	-

No other-than-temporary impairments were recognized as a component of income for the years ended December 31, 2019 and 2018.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019 and 2018, are summarized as follows: (in thousands)

2019:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government treasuries	$3,023	$(4)	$-	$-	$3,023	$(4)
U.S. government agencies	23,827	(85)	2,520	(4)	26,347	(89)
U.S. government mortgage-backed securities	14,885	(28)	1,934	(6)	16,819	(34)
State and political subdivisions	17,512	(125)	5,954	(170)	23,466	(295)
Corporate bonds	4,129	(26)	-	-	4,129	(26)
Total	$63,376	$(268)	$10,408	$(180)	$73,784	$(448)

2018:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government treasuries	$2,962	$(11)	$4,838	$(114)	$7,800	$(125)
U.S. government agencies	26,099	(218)	73,192	(1,346)	99,291	(1,564)
U.S. government mortgage-backed securities	25,037	(277)	37,632	(1,025)	62,669	(1,302)
State and political subdivisions	60,600	(302)	83,494	(1,455)	144,094	(1,757)
Corporate bonds	19,239	(256)	34,254	(1,057)	53,493	(1,313)
Total	$133,937	$(1,064)	$233,410	$(4,997)	$367,347	$(6,061)

At December 31, 2019, debt securities have unrealized losses of $448,000. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 5. Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows (in thousands):

	2019	2018

Real estate - construction	$47,895	$51,364
Real estate - 1 to 4 family residential	201,510	169,722
Real estate - commercial	435,850	389,532
Real estate - agricultural	160,771	103,652
Commercial	84,084	86,194
Agricultural	111,945	85,202
Consumer and other	18,791	16,566
	1,060,846	902,232
Less:
Allowance for loan losses	(12,619)	(11,684)
Deferred loan fees	(80)	(87)
Total loans receivable, net	$1,048,147	$890,461

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

The Company originates 1-4 family real estate, consumer and other loans utilizing credit reports to supplement the underwriting process. The Company’s underwriting standards for 1-4 family loans are generally in accordance with FHLMC and FNMA manual underwriting guidelines.  Properties securing 1-4 four-family real estate loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and have been approved by the Board of Directors. The loan-to-value ratios normally do not exceed 90% without credit enhancements such as mortgage insurance. The Company will lend up to 100% of the lesser of the appraised value or purchase price for conventional 1-4 family real estate loans, provided private mortgage insurance is obtained. The Company’s 1-4 family real estate loans are secured primarily by properties located in its primary market area. The underwriting standards for consumer and other loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. To monitor and manage loan risk, policies and procedures are developed and modified, as needed by management. This activity, coupled with smaller loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, market conditions are reviewed by management on a regular basis.

Commercial and agricultural real estate loans are subject to underwriting standards and processes similar to commercial and agricultural operating loans, in addition to those unique to real estate loans. These loans are viewed primarily as cash flow loans and, secondarily, as loans secured by real estate. Commercial and agricultural real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Loan-to-value generally does not exceed 80% of the cost or value of the assets. Appraisals on properties securing these loans are performed generally by fee appraisers approved by the Board of Directors. Because payments on commercial and agricultural real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Management monitors and evaluates commercial and agricultural real estate loans based on collateral and risk rating criteria. The Company may require guarantees on these loans. The Company’s commercial and agricultural real estate loans are secured primarily by properties located in its primary market area.

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

Summary changes in the allowance for loan losses for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018

Balance, beginning	$11,684	$11,321
Provision for loan losses	1,314	639
Recoveries of loans charged-off	72	49
Loans charged-off	(451)	(325)
Balance, ending	$12,619	$11,684

Activity in the allowance for loan losses, on a disaggregated basis, for the years ended December 31, 2019 and 2018 is as follows (in thousands):

2019:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684
Provision (credit) for loan losses	(27)	372	732	128	(24)	94	39	1,314
Recoveries of loans charged-off	-	5	15	-	36	-	16	72
Loans charged-off	-	(75)	-	-	(331)	-	(45)	(451)
Balance, ending	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619

2018:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$796	$1,716	$4,734	$997	$1,739	$1,171	$168	$11,321
Provision (credit) for loan losses	(97)	121	(12)	201	89	271	66	639
Recoveries of loans charged-off	-	6	-	-	23	-	20	49
Loans charged-off	-	(23)	(107)	-	(74)	(58)	(63)	(325)
Balance, ending	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684

Allowance for loan losses disaggregated on the basis of the impairment analysis method as of December 31, 2019 and 2018 is as follows (in thousands):

2019:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$209	$-	$-	$-	$-	$-	$209
Ending balance: Collectively evaluated for impairment	672	1,913	5,362	1,326	1,458	1,478	201	12,410
Ending balance	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619

2018:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$53	$-	$-	$430	$-	$18	$501
Ending balance: Collectively evaluated for impairment	699	1,767	4,615	1,198	1,347	1,384	173	11,183
Ending balance	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684

Loans receivable disaggregated on the basis of the impairment analysis method as of December 31, 2019 and 2018 is as follows (in thousands):

2019:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$-	$1,204	$83	$84	$462	$2,951	$4	$4,788
Ending balance: Collectively evaluated for impairment	47,895	200,306	435,767	160,687	83,622	108,994	18,787	1,056,058

Ending balance	$47,895	$201,510	$435,850	$160,771	$84,084	$111,945	$18,791	$1,060,846

2018:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$-	$365	$128	$74	$2,648	$-	$19	$3,234
Ending balance: Collectively evaluated for impairment	51,364	169,357	389,404	103,578	83,546	85,202	16,547	898,998

Ending balance	$51,364	$169,722	$389,532	$103,652	$86,194	$85,202	$16,566	$902,232

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

Rating 7 - This rating includes “Substandard-Impaired” loans in accordance with regulatory guidelines, for which the accrual of interest has generally been stopped. This rating includes loans; (i) where interest is more than 90 days past due; (ii) not fully secured; (iii) where a specific valuation allowance may be necessary; or (iv) where the borrower is unable to make contractual principle and interest payments.  This rating is reviewed at least quarterly.

The credit risk profile by internally assigned grade, on a disaggregated basis, at December 31, 2019 and 2018 is as follows (in thousands):

2019:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$41,073	$387,274	$118,692	$62,655	$90,083	$699,777
Watch	6,822	29,209	32,780	16,147	15,248	100,206
Special Mention	-	4,581	-	-	-	4,581
Substandard	-	14,703	9,215	4,820	3,663	32,401
Substandard-Impaired	-	83	84	462	2,951	3,580

Total	$47,895	$435,850	$160,771	$84,084	$111,945	$840,545

2018:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$45,991	$345,231	$72,562	$64,850	$58,818	$587,452
Watch	5,373	26,177	22,758	13,998	22,628	90,934
Special Mention	-	4,775	1,675	264	747	7,461
Substandard	-	13,221	6,583	4,434	3,009	27,247
Substandard-Impaired	-	128	74	2,648	-	2,850

Total	$51,364	$389,532	$103,652	$86,194	$85,202	$715,944

The credit risk profile based on payment activity, on a disaggregated basis, at December 31, 2019 and 2018 is as follows (in thousands):

2019:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$200,117	$18,782	$218,899
Non-performing	1,393	9	1,402

Total	$201,510	$18,791	$220,301

2018:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$169,206	$16,547	$185,753
Non-performing	516	19	535

Total	$169,722	$16,566	$186,288

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

The following is a recap of impaired loans, on a disaggregated basis, at December 31, 2019 and 2018 and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2019 and 2018 (in thousands):

2019:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	460	796	-	336	31
Real estate - commercial	83	435	-	323	133
Real estate - agricultural	84	97	-	80	-
Commercial	462	517	-	285	-
Agricultural	2,951	3,071	-	1,472	-
Consumer and other	4	4	-	1	-
Total loans with no specific reserve:	4,044	4,920	-	2,497	164

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	744	755	209	329	-
Real estate - commercial	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-
Commercial	-	-	-	1,494	-
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	8	1
Total loans with specific reserve:	744	755	209	1,831	1

Total
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	1,204	1,551	209	665	31
Real estate - commercial	83	435	-	323	133
Real estate - agricultural	84	97	-	80	-
Commercial	462	517	-	1,779	-
Agricultural	2,951	3,071	-	1,472	-
Consumer and other	4	4	-	9	1

Total	$4,788	$5,675	$209	$4,328	$165

2018:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	252	277	-	404	180
Real estate - commercial	128	601	-	238	290
Real estate - agricultural	74	88	-	30	-
Commercial	248	258	-	151	5
Agricultural	-	-	-	-	-
Consumer and other	1	2	-	5	-
Total loans with no specific reserve:	703	1,226	-	828	475

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	113	139	53	161	6
Real estate - commercial	-	-	-	119	-
Real estate - agricultural	-	-	-	-	-
Commercial	2,400	2,506	430	2,801	2
Agricultural	-	-	-	12	1
Consumer and other	18	22	18	32	-
Total loans with specific reserve:	2,531	2,667	501	3,125	9

Total
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	365	416	53	565	186
Real estate - commercial	128	601	-	357	290
Real estate - agricultural	74	88	-	30	-
Commercial	2,648	2,764	430	2,952	7
Agricultural	-	-	-	12	1
Consumer and other	19	24	18	37	-

Total	$3,234	$3,893	$501	$3,953	$484

The interest foregone on nonaccrual loans for the years ended December 31, 2019 and 2018 was approximately $473,000 and $350,000, respectively.

Nonaccrual loans at December 31, 2019 and 2018 were $4,788,000 and $3,234,000, respectively.

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

For troubled debt restructurings that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible impairment and, as necessary, recognizes impairment through the allowance. The Company had charge offs related to TDRs for the years ended December 31, 2019 and 2018 of $315,000 and $63,000, respectively.

The Company had loans meeting the definition of TDR of $1,171,000 as of December 31, 2019, all of which were included as impaired and nonaccrual loans.   The Company had loans meeting the definition of TDR of $2,350,000 as of December 31, 2018, all of which were included as impaired and nonaccrual loans.

The Company’s TDRs, on a disaggregated basis, occurring in the years ended December 31 is as follows (dollars in thousands):

	2019			2018
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	3	1,035	1,035	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	3	80	80
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

Total	3	$1,035	$1,035	3	$80	$80

During the year ended December 31, 2019, the Company granted concessions to one borrower, with three contracts, experiencing financial difficulties. The loans were restructured with terms less than normal amounts of collateral.

During the year ended December 31, 2018, the Company granted concessions to one borrower, with three contracts, experiencing financial difficulties. These loans were extended beyond their normal terms.

There were no TDR loans that were modified during the year ended December 31, 2019 with a payment default. There was one TDR loan that was modified during the year ended December 31, 2018 with a payment default. A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no significant financial impact from specific reserves or from charge-offs for the TDR loans included in the previous table.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2019 and 2018, are as follows (in thousands):

2019:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$1,796	$-	$1,796	$46,099	$47,895	$-
Real estate - 1 to 4 family residential	811	290	1,101	200,409	201,510	188
Real estate - commercial	387	-	387	435,463	435,850	-
Real estate - agricultural	422	-	422	160,349	160,771	-
Commercial	518	237	755	83,329	84,084	-
Agricultural	666	2,587	3,253	108,692	111,945	62
Consumer and other	146	6	152	18,639	18,791	5

Total	$4,746	$3,120	$7,866	$1,052,980	$1,060,846	$255

2018:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$376	$-	$376	$50,988	$51,364	$-
Real estate - 1 to 4 family residential	1,032	302	1,334	168,388	169,722	150
Real estate - commercial	-	-	-	389,532	389,532	-
Real estate - agricultural	-	-	-	103,652	103,652	-
Commercial	595	248	843	85,351	86,194	-
Agricultural	89	-	89	85,113	85,202	-
Consumer and other	76	-	76	16,490	16,566	-

Total	$2,168	$550	$2,718	$899,514	$902,232	$150

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2019, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability. Loan transactions with related parties at December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018

Balance, beginning of year	$7,807	$8,609
New loans	5,854	3,444
Repayments	(6,974)	(4,720)
Change in status	3,548	474
Balance, end of year	$10,235	$7,807

Note 6. Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2019 and 2018 (in thousands):

	2019	2018

Land	$4,056	$3,929
Buildings and improvements	21,560	19,585
Furniture and equipment	7,768	6,820
	33,384	30,334
Less accumulated depreciation	15,573	14,521
Total bank premises and equipment, net	$17,811	$15,813

Note 7. Other Real Estate Owned

Changes in the other real estate owned at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018

Balance, beginning of year	$830	$386
Transfer of loans	382	495
Acquired as a part of the acquisitions	3,582	120
Net proceeds from sale	(834)	(393)
Gain on sale and foreclosure, net	44	222
Balance, end of year	$4,004	$830

The following table provides the composition of other real estate owned at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018

Construction and land development	$-	$265
Commercial real estate	-	120
Agricultural land	3,602	-
1 to 4 family residential houses	402	445

Total other real estate owned	$4,004	$830

Note 8. Goodwill

On October 25, 2019, the Company acquired ISSB located in Creston, Diagonal, Lennox and Corning, Iowa, which resulted in the recognition of $2.4 million of goodwill. Goodwill recognized in the ISSB Acquisition was primarily attributable to an expanded market share and economies of scale expected from combining ISSB with the Company.

On September 14, 2018, FNB acquired Clarke County State Bank located in Osceola and Murray, Iowa, which resulted in the recognition of $3.0 million of goodwill. Goodwill recognized in the Clarke County Acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of the Osceola and Murray offices with FNB.

Accounting standards allow for goodwill to be tested for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. There was no impairment of the carrying amount of goodwill in 2019 and 2018. The goodwill related to the ISSB Acquisition is deductible for income tax purposes, while the goodwill related to the Clarke County Acquisition is not deductible for income tax purposes.

Note 9. Intangible Assets

In conjunction with the ISSB Acquisition on October 25, 2019 and the Clarke County Acquisition on September 14, 2018, the Company recorded $1,891,000 and $2,002,000 of core deposit intangible assets, respectively. In conjunction with the acquisition of a wealth management business in 2016, the Company recorded a $15,000 customer list asset in 2018. The following sets forth the carrying amounts and accumulated amortization of intangible assets at December 31, 2019 and 2018 (in thousands):

	2019		2018
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$2,745	$4,520	$2,212
Customer list	535	242	535	165
Total	$6,946	$2,987	$5,055	$2,377

The weighted average life of the intangible assets is 4.2 and 3.5 years as of December 31, 2019 and 2018, respectively.

The amortization expense for the intangible assets totaled $610,000 and $430,000 for the years ended December 31, 2019 and 2018, respectively. Estimated remaining amortization expense on intangible assets is as follows for the years ending December 31 (in thousands):

2020	$826
2021	628
2022	574
2023	502
2024	337
After	1,092

Total	$3,959

The following sets forth the activity related to intangible assets for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018

Beginning intangibles, net	$2,678	$1,091
Acquisition	1,891	2,002
Adjustment to intangible asset	-	15
Amortization	(610)	(430)

Ending intangible asset, net	$3,959	$2,678

Note 10. Deposits

At December 31, 2019, the maturities of time deposits are as follows (in thousands):

2020	$149,197
2021	94,464
2022	19,740
2023	8,251
2024	10,581
Total time deposits	$282,233

Interest expense on deposits for the years ended December 31, 2019 and 2018 is summarized as follows (in thousands):

	2019	2018

Interest bearing checking	$3,147	$2,199
Savings and money market	2,870	2,207
Time deposits	4,184	2,436
Total deposit interest expense	$10,201	$6,842

Deposits held by the Company from related parties at December 31, 2019 and 2018 totaled approximately $17,428,000 and $14,775,000, respectively.

Note 11. Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements (repurchase agreements) and term repurchase agreements as of December 31, 2019 and 2018 (in thousands):

	2019			2018
	Remaining Contractual Maturity of the Agreements
		Greater than			Greater than
	Overnight	90 days	Total	Overnight	90 days	Total

Securities sold under agreements to repurchase:
U.S. government treasuries	$3,528	$-	$3,528	$4,406	$-	$4,406
U.S. government agencies	35,557	-	35,557	41,375	-	41,375
U.S. government mortgage-backed securities	19,614	-	19,614	19,893	-	19,893

Total pledged collateral	$58,699	$-	$58,699	$65,674	$-	$65,674

Note 12. Borrowings

Repurchase agreements are short-term and are secured by securities available-for-sale.

At December 31, 2019, FHLB advances consisted of the following (dollars in thousands):

		Weighted
		Average
	Amount	Interest Rate
FHLB advances maturing in:
2020	2,000	1.58%
2024	3,000	1.57%
Total FHLB advances	$5,000	1.57%

Borrowed funds at December 31, 2019 and 2018 consisted of FHLB advances. FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $222,558,000 and $171,627,000 at December 31, 2019 and 2018, respectively.

Note 13. Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan. For the years ended December 31, 2019 and 2018, the Company matched employee contributions up to a maximum of 3% and also contributed an amount equal to 3% of the participating employee’s compensation. For the years ended December 31, 2019 and 2018, Company contributions to the plan were approximately $869,000 and $813,000, respectively. The plan covers substantially all employees.

Note 14. Income Taxes

The components of income tax expense for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Federal:
Current	$2,823	$3,353
Deferred	8	(77)
Total federal income tax expense	2,831	3,276
State:
Current	1,056	1,123
Deferred	(40)	7
Total state income tax expense	1,016	1,130

Total income tax expense	$3,847	$4,406

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before income taxes for the years ended December 31, 2019 and 2018 as a result of the following (in thousands):

	2019	2018

Income taxes at 21%	$4,419	$4,498
Increase (decrease) resulting from:
Tax-exempt interest	(836)	(943)
State taxes, net of federal tax benefit	877	830
New market tax credits	(693)	-
Other	80	21
Total income tax expense	$3,847	$4,406

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018

Deferred tax assets:
Allowance for loan losses	$3,114	$2,871
Net unrealized losses on securities available-for-sale	-	1,358
State operating and alternative minimum tax carryforward	469	669
Fair value adjustments from acquisitions	214	305
Accrued vacation	224	191
Off balance sheet reserve	136	132
Other deferred tax assets	473	304
Total deferred tax assets	4,630	5,830
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(1,372)	-
Goodwill and other intangible assets	(1,029)	(1,106)
Bank premises and equipment	(661)	(500)
Other deferred tax liabilities	(191)	(149)
Total deferred tax liabilities	(3,253)	(1,755)

Valuation allowance	(226)	(226)

Net deferred tax asset	$1,151	$3,849

Income taxes currently payable of approximately $86,000 and $165,000 is included in other liabilities as of December 31, 2019 and 2018, respectively.

The Company has approximately $226,000 of state alternative minimum tax (“AMT”) credit carryforwards available to offset future state alternative minimum taxable income as of December 31, 2019 and 2018.  The Company has recorded a valuation allowance against the tax effect of the AMT credit carryforwards, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa. The Company is no longer subject to U.S. federal income and state tax examinations for years before 2016.

The Company follows the accounting requirements for uncertain tax positions. Management has determined that the Company has no material uncertain tax positions and no material accrued interest or penalties as of or for the years ended December 31, 2019 and 2018 that would require recognition. The Company had no significant unrecognized tax benefits as of December 31, 2019, that if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the 12 months as of December 31, 2019 and 2018.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company’s commitments at December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018

Commitments to extend credit	$207,168	$158,787
Standby letters of credit	7,633	6,425
Total commitments	$214,801	$165,212

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2019 and 2018, approximately $135,679,000 and $146,087,000 of the commitments to extend credit were fixed interest rates. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

At December 31, 2019 and 2018, the Banks have established liabilities totaling approximately $662,000 and $530,000, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

Concentrations of credit risk: The Banks originate real estate, consumer, and commercial loans, primarily in Boone, Clarke, Hancock, Marshall, Polk, Story and Union counties in Iowa, as well as adjacent counties. Although the Banks have diversified loan portfolios, a substantial portion of their borrowers’ ability to repay loans is dependent upon economic conditions in the Banks’ market areas.

Note 16. Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Regulators also have the ability to impose higher limits than those specified by capital adequacy guidelines if they so deem necessary.

On January 1, 2015, the Company and each subsidiary bank became subject to final rules issued by the Federal Reserve Board and the FDIC implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revised minimum capital requirements and adjust prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier I capital ratio, increased the minimum Tier 1 capital ratio requirements and implemented a new capital conservation buffer. On August 28, 2018, the Board of Governors of the Federal Reserve System issued an interim rule revising the Small Bank Holding Company Policy Statement (the “Policy Statement”) that, among other things, raised from $1 billion to $3 billion the asset threshold to qualify for the Policy Statement. The Company qualifies for treatment under the Policy Statement and is no longer subject to consolidated capital rules.

Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) is subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Banks are sufficient to meet the fully phased-in conservation buffer.

Quantitative measures established by regulation to ensure capital adequacy require each subsidiary bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019 and 2018, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

As of December 31, 2019, the most recent notification from the federal banking regulators categorized the Banks are well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum common equity, total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. Management believes there are no conditions or events since that notification that have changed the institution’s category. The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2019 and 2018 are also presented in the table. (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2019:
Total capital (to risk- weighted assets):
Consolidated	$180,834	14.3%	$132,878	10.50%	N/A	N/A
Boone Bank & Trust	14,205	14.1	10,610	10.50	$10,105	10.0%
First National Bank	87,375	13.9	66,180	10.50	63,028	10.0
Iowa State Savings Bank	20,610	14.2	15,208	10.50	14,483	10.0
Reliance State Bank	24,487	13.0	19,778	10.50	18,836	10.0
State Bank & Trust	16,800	13.5	13,115	10.50	12,490	10.0
United Bank & Trust	10,775	14.3	7,910	10.50	7,534	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$167,514	13.2%	$107,568	8.50%	N/A	N/A
Boone Bank & Trust	13,274	13.1	8,589	8.50	$8,084	8.0%
First National Bank	80,665	12.8	53,574	8.50	50,423	8.0
Iowa State Savings Bank	20,151	13.9	12,311	8.50	11,587	8.0
Reliance State Bank	22,166	11.8	16,010	8.50	15,069	8.0
State Bank & Trust	15,233	12.2	10,617	8.50	9,992	8.0
United Bank & Trust	9,955	13.2	6,403	8.50	6,027	8.0

Tier 1 capital (to average- assets):
Consolidated	$167,544	10.1%	$66,234	4.00%	N/A	N/A
Boone Bank & Trust	13,274	9.5	5,604	4.00	$7,005	5.0%
First National Bank	80,665	9.3	34,702	4.00	43,378	5.0
Iowa State Savings Bank	20,151	9.5	8,453	4.00	10,567	5.0
Reliance State Bank	22,166	10.0	8,886	4.00	11,108	5.0
State Bank & Trust	15,233	9.5	6,384	4.00	7,980	5.0
United Bank & Trust	9,955	9.8	4,073	4.00	5,091	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$167,544	13.2%	$88,585	7.00%	N/A	N/A
Boone Bank & Trust	13,274	13.1	7,074	7.00	$6,568	6.5%
First National Bank	80,665	12.8	44,120	7.00	40,968	6.5
Iowa State Savings Bank	20,151	13.9	10,138	7.00	9,414	6.5
Reliance State Bank	22,166	11.8	13,185	7.00	12,243	6.5
State Bank & Trust	15,233	12.2	8,743	7.00	8,119	6.5
United Bank & Trust	9,955	13.2	5,273	7.00	4,897	6.5

* These ratios for December 31, 2019 include a capital conservation buffer of 2.50%, except for the Tier 1 capital to average assets ratios.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018:
Total capital (to risk- weighted assets):
Consolidated	$177,405	16.1%	$109,082	9.875%	N/A	N/A
Boone Bank & Trust	15,632	17.0	9,092	9.875	$9,207	10.0%
First National Bank	81,419	13.1	61,312	9.875	62,088	10.0
Reliance State Bank	27,880	14.8	18,576	9.875	18,811	10.0
State Bank & Trust	20,358	16.2	12,427	9.875	12,585	10.0
United Bank & Trust	14,790	19.5	7,489	9.875	7,583	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$165,181	15.0%	$86,989	7.875%	N/A	N/A
Boone Bank & Trust	14,722	16.0	7,251	7.875	$7,366	8.0%
First National Bank	74,995	12.1	48,894	7.875	49,671	8.0
Reliance State Bank	25,622	13.6	14,813	7.875	15,049	8.0
State Bank & Trust	18,783	14.9	9,910	7.875	10,068	8.0
United Bank & Trust	13,974	18.4	5,972	7.875	6,067	8.0

Tier 1 capital (to average- assets):
Consolidated	$165,181	11.3%	$58,635	4.000%	N/A	N/A
Boone Bank & Trust	14,722	11.2	5,277	4.000	$6,596	5.0%
First National Bank	74,995	9.1	33,034	4.000	41,292	5.0
Reliance State Bank	25,622	11.7	8,730	4.000	10,913	5.0
State Bank & Trust	18,783	11.8	6,384	4.000	7,980	5.0
United Bank & Trust	13,974	12.7	4,402	4.000	5,503	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$165,181	15.0%	$70,420	6.375%	N/A	N/A
Boone Bank & Trust	14,722	16.0	5,870	6.375	$5,985	6.5%
First National Bank	74,995	12.1	39,581	6.375	40,357	6.5
Reliance State Bank	25,622	13.6	11,992	6.375	12,227	6.5
State Bank & Trust	18,783	14.9	8,023	6.375	8,180	6.5
United Bank & Trust	13,974	18.4	4,834	6.375	4,929	6.5

* These ratios for December 31, 2018 include a capital conservation buffer of 1.875%, except for the Tier 1 capital to average assets ratios.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2019 and 2018 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2019

U.S. government treasuries	$9,452	$9,452	$-	$-
U.S. government agencies	126,433	-	126,433	-
U.S. government mortgage-backed securities	81,128	-	81,128	-
State and political subdivisions	195,302	-	195,302	-
Corporate bonds	67,528	-	67,528	-

Total assets at fair value on a recurring basis	$479,843	$9,452	$470,391	$-

2018

U.S. government treasuries	$7,800	$7,800	$-	$-
U.S. government agencies	110,268	-	110,268	-
U.S. government mortgage-backed securities	70,382	-	70,382	-
State and political subdivisions	215,955	-	215,955	-
Corporate bonds	54,566	-	54,566	-

Total assets at fair value on a recurring basis	$458,971	$7,800	$451,171	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2019 and 2018  (in thousands):

Description	Total	Level 1	Level 2	Level 3

2019

Loans	$535	$-	$-	$535
Other real estate owned	4,004	-	-	4,004

Total assets at fair value on a nonrecurring basis	$4,539	$-	$-	$4,539

2018

Loans	$2,030	$-	$-	$2,030
Other real estate owned	830	-	-	830

Total assets at fair value on a nonrecurring basis	$2,860	$-	$-	$2,860

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

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018 are as follows (in thousands):

	2019
		Valuation		Range
	Fair Value	Techniques	Range of Unobservable Inputs	(Average)

Impaired Loans	$535	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$4,004	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2018
		Valuation		Range
	Fair Value	Techniques	Range of Unobservable Inputs	(Average)

Impaired Loans	$2,030	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$830	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

The following table includes the carrying amounts and estimated fair values of financial assets and liabilities as of December 31, 2019 and 2018 (in thousands):

		2019		2018
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$34,617	$34,617	$30,384	$30,384
Interest bearing deposits	Level 1	108,948	108,948	26,058	26,058
Securities available-for-sale	See previous table	479,843	479,843	458,971	458,971
FHLB and FRB stock	Level 2	3,139	3,139	3,191	3,191
Loans receivable, net	Level 2	1,048,147	1,025,032	890,461	864,417
Loans held for sale	Level 2	2,777	2,777	401	401
Accrued income receivable	Level 1	11,788	11,788	9,416	9,416
Financial liabilities:
Deposits	Level 2	$1,493,175	$1,495,155	$1,221,084	$1,219,643
Securities sold under agreements to repurchase	Level 1	42,034	42,034	40,674	40,674
FHLB advances	Level 2	5,000	4,935	14,600	14,559
Accrued interest payable	Level 1	1,163	1,163	649	649

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

Note 18. Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no other significant events or transactions occurring after December 31, 2019, but prior to March 10, 2020, that provided additional evidence about conditions that existed at December 31, 2019. There were no other significant events or transactions that provided evidence about conditions that did not exist at December 31, 2019.

Note 19. Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2019 and 2018, and statements of income and cash flows for each of the years in the two-year period ended December 31, 2019, is as follows (in thousands):

CONDENSED BALANCE SHEETS

December 31, 2019 and 2018

	2019	2018

ASSETS

Cash and due from banks	$29	$47
Interest bearing deposits in banks	5,097	14,735
Investment in bank subsidiaries	180,503	155,514
Loans receivable, net	1,949	2,169
Premises and equipment, net	2,649	2,743
Accrued income receivable	6	8
Other real estate owned	-	265
Other assets	106	47

Total assets	$190,339	$175,528

LIABILITIES

Dividends payable	$2,213	$2,137
Accrued expenses and other liabilities	547	526

Total liabilities	2,760	2,663

STOCKHOLDERS' EQUITY

Common stock	18,445	18,587
Additional paid-in capital	18,794	20,462
Retained earnings	146,225	137,891
Accumulated other comprehensive income (loss)	4,115	(4,075)
Total stockholders' equity	187,579	172,865

Total liabilities and stockholders' equity	$190,339	$175,528

CONDENSED STATEMENTS OF INCOME

Years Ended December 31, 2019 and 2018

	2019	2018
Operating income:
Equity in net income of bank subsidiaries	$17,834	$17,394
Interest	221	160
Rental income	432	420
Gain on sale of other real estate owned	(11)	63
Other income	2,033	1,916
	20,509	19,953

Provision for loan losses	-	-

Operating income after provision for loan losses	20,509	19,953

Operating expenses	3,534	3,081

Income before income taxes	16,975	16,872

Income tax (benefit)	(219)	(142)

Net income	$17,194	$17,014

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,194	$17,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100	105
Provision for deferred income taxes	(88)	(40)
(Gain) loss on sale of other real estate owned	11	(63)
Equity in net income of bank subsidiaries	(17,834)	(17,394)
Dividends received from bank subsidiaries	25,068	11,968
(Increase) decrease in accrued income receivable	2	(2)
(Increase) decrease in other assets	(1)	222
Increase in accrued expense and other liabilities	51	112
Net cash provided by operating activities	24,503	11,922

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in interest bearing deposits in banks	9,638	(888)
Decrease in loans	220	106
Proceeds from the sale of other real estate owned	254	118
Investments in bank subsidiary	(24,033)	-
Purchase of bank premises and equipment	(6)	-
Net cash (used in) investing activities	(13,927)	(664)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(8,785)	(10,801)
Stock repurchases	(1,809)	(452)
Net cash (used in) financing activities	(10,594)	(11,253)

Net increase (decrease) in cash and cash equivalents	(18)	5

CASH AND DUE FROM BANKS
Beginning	47	42
Ending	$29	$47

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash receipts for income taxes	$99	$122

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 29, 2020, as filed with the SEC on March 10, 2020 (the "Proxy Statement"), which information is incorporated herein by this reference.

Executive Officers

The information required by Item 10 regarding the executive officers appears in Item 1 of Part I of this Annual Report under the heading “Information About our Executive Officers”.

Section 16(a) Beneficial Ownership Reporting Compliance

Refer to the information under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement, which information is incorporated herein by this reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Financial Statements and Schedules.

         1. Financial Statements

Reports of CliftonLarsonAllen LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2019 and 2018

Consolidated Statements of Income for the Years ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years ended December 31, 2019 and 2018

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

Exhibit
Number	Description

2.1	-	Stock Purchase Agreement among the Company, Iowa Community Bancorp, Inc. and Iowa State Savings Bank dated July 29, 2019 (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 7, 2019).
3.1	-	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on March 12, 2015).
3.2	-	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on March 12, 2015).
4.1	-	Description of Securities**
10.1	-	Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 filed with the Company’s Form 8-K on November 19, 2012)*.
21**	-	Subsidiaries of the Company
23**	-	Consent of Independent Registered Public Accounting Firm
31.1**	-	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	-	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	-	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	-	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS		XBRL Instance Document (1)
101.SCH		XBRL Taxonomy Extension Schema Document (1)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (1)

* Indicates a management compensatory plan or arrangement.

**Filed herewith

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

AMES NATIONAL CORPORATION

March 10, 2020	By:	/s/ John P. Nelson
John P. Nelson, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 10, 2020.

/s/ John P. Nelson
John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

/s/ John L. Pierschbacher
John L. Pierschbacher, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Betty A. Baudler Horras
Betty A. Baudler Horras, Director

/s/ David W. Benson
David W. Benson, Director

/s/ Michelle R. Cassabaum
Michelle R. Cassabaum, Director

/s/ Lisa M. Eslinger
Lisa M. Eslinger, Director

/s/ Steven D. Forth
Steven D. Forth, Director

/s/ Patrick G. Hagan
Patrick G. Hagan, Director

/s/ James R. Larson II
James R. Larson II, Director

/s/ Thomas H. Pohlman
Thomas H. Pohlman, Director

/s/ Kevin L. Swartz
Kevin L. Swartz, Director