Form 10-Q
period 2020-03-31
AMES NATIONAL CORP
filed 2020-05-06
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐    Smaller reporting company ☒   Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2020, there were 9,122,747 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS

Cash and due from banks	$32,056,710	$34,616,880
Interest bearing deposits in financial institutions and federal funds sold	136,466,280	108,947,624
Securities available-for-sale	489,303,666	479,843,448
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,160,000	3,138,900
Loans receivable, net	1,079,657,447	1,048,147,496
Loans held for sale	907,295	2,776,785
Bank premises and equipment, net	17,686,951	17,810,605
Accrued income receivable	10,247,519	11,788,409
Other real estate owned	1,712,661	4,003,684
Bank-owned life insurance	2,860,761	2,842,713
Deferred income taxes, net	1,669,013	1,151,016
Intangible assets, net	3,742,037	3,959,260
Goodwill	12,424,434	12,114,559
Other assets	5,851,660	6,041,126

Total assets	$1,797,746,434	$1,737,182,505

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest bearing checking	$267,144,851	$267,441,988
Interest bearing checking	496,017,100	461,857,728
Savings and money market	505,757,908	481,642,221
Time, $250,000 and over	75,667,723	74,206,421
Other time	207,837,426	208,026,740
Total deposits	1,552,425,008	1,493,175,098

Securities sold under agreements to repurchase	41,617,753	42,033,570
FHLB advances	3,000,000	5,000,000
Dividends payable	2,297,149	2,213,459
Accrued expenses and other liabilities	9,913,147	7,180,906
Total liabilities	1,609,253,057	1,549,603,033

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,188,594 and 9,222,747 as of March 31, 2020 and December 31, 2019, respectively	18,377,188	18,445,494
Additional paid-in capital	18,155,547	18,794,141
Retained earnings	147,482,450	146,225,085
Accumulated other comprehensive income	4,478,192	4,114,752
Total stockholders' equity	188,493,377	187,579,472

Total liabilities and stockholders' equity	$1,797,746,434	$1,737,182,505

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Interest and dividend income:
Loans, including fees	$12,587,014	$10,701,429
Securities:
Taxable	1,821,240	1,488,852
Tax-exempt	909,897	1,100,574
Other interest and dividend income	517,312	237,568
Total interest income	15,835,463	13,528,423

Interest expense:
Deposits	2,650,366	2,358,832
Other borrowed funds	139,172	199,214
Total interest expense	2,789,538	2,558,046

Net interest income	13,045,925	10,970,377

Provision for loan losses	2,316,155	98,094

Net interest income after provision for loan losses	10,729,770	10,872,283

Noninterest income:
Wealth management income	861,733	784,614
Service fees	440,693	370,296
Securities gains, net	386,015	-
Gain on sale of loans held for sale	266,740	172,726
Merchant and card fees	425,840	361,141
Other noninterest income	250,171	236,931
Total noninterest income	2,631,192	1,925,708

Noninterest expense:
Salaries and employee benefits	5,775,196	4,715,828
Data processing	1,191,052	891,381
Occupancy expenses, net	691,186	599,005
FDIC insurance assessments	-	100,229
Professional fees	343,724	388,846
Business development	264,143	268,597
Intangible asset amortization	217,223	163,664
New market tax credit projects amortization	145,381	-
Other operating expenses, net	422,144	329,206
Total noninterest expense	9,050,049	7,456,756

Income before income taxes	4,310,913	5,341,235

Provision for income taxes	756,400	1,103,800

Net income	$3,554,513	$4,237,435

Basic and diluted earnings per share	$0.39	$0.46

Dividends declared per share	$0.25	$0.24

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net income	$3,554,513	$4,237,435
Other comprehensive income, before tax:
Unrealized gains on securities before tax:
Unrealized holding gains arising during the period	870,602	5,571,784
Less: reclassification adjustment for gains realized in net income	386,015	-
Other comprehensive income, before tax	484,587	5,571,784
Tax effect related to other comprehensive income	(121,147)	(1,392,946)
Other comprehensive income, net of tax	363,440	4,178,838
Comprehensive income	$3,917,953	$8,416,273

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
Three Months Ended March 31, 2020 and 2019

					Accumulated Other Comprehensive	Total
	Common Stock		Additional Paid-	Retained	Income, Net of	Stockholders'
	Shares	Amount	in Capital	Earnings	Taxes	Equity

Balance, December 31, 2018	9,293,305	$18,586,610	$20,461,724	$137,891,821	$(4,075,091)	$172,865,064
Net income	-	-	-	4,237,435	-	4,237,435
Other comprehensive income	-	-	-	-	4,178,838	4,178,838
Retirement of stock	(50,483)	(100,966)	(1,185,336)	-	-	(1,286,302)
Cash dividends declared, $0.24 per share	-	-	-	(2,218,277)	-	(2,218,277)
Balance, March 31, 2019	9,242,822	$18,485,644	$19,276,388	$139,910,979	$103,747	$177,776,758

Balance, December 31, 2019	9,222,747	$18,445,494	$18,794,141	$146,225,085	$4,114,752	$187,579,472
Net income	-	-	-	3,554,513	-	3,554,513
Other comprehensive income	-	-	-	-	363,440	363,440
Retirement of stock	(34,153)	(68,306)	(638,594)	-	-	(706,900)
Cash dividends declared, $0.25 per share	-	-	-	(2,297,148)	-	(2,297,148)
Balance, March 31, 2020	9,188,594	$18,377,188	$18,155,547	$147,482,450	$4,478,192	$188,493,377

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Three Months Ended March 31, 2020 and 2019
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,554,513	$4,237,435
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,316,155	98,094
Provision for off-balance sheet commitments	41,000	-
Amortization (accretion), net	(42,387)	389,806
Amortization of intangible asset	217,223	163,664
Depreciation	348,964	283,521
Deferred income taxes	(639,144)	100,750
Securities (gains), net	(386,015)	-
(Gain) on sales of loans held for sale	(266,740)	(172,726)
Proceeds from loans held for sale	14,402,499	6,681,879
Originations of loans held for sale	(12,266,269)	(6,364,366)
Amortization of investment in new market tax credit projects	145,381	-
(Gain) loss on sale and foreclosure of other real estate owned, net	(11,631)	11,106
Change in assets and liabilities:
Decrease in accrued income receivable	1,540,890	313,872
(Increase) decrease in other assets	40,180	(543,520)
Increase in accrued expenses and other liabilities	2,691,241	1,084,907
Net cash provided by operating activities	11,685,860	6,284,422

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(40,121,405)	(3,781,499)
Proceeds from sale of securities available-for-sale	3,385,170	-
Proceeds from maturities and calls of securities available-for-sale	27,665,281	12,251,722
Purchase of FHLB stock	(116,500)	(2,112,500)
Proceeds from the redemption of FHLB stock	95,400	2,642,100
Net (increase) in interest bearing deposits in financial institutions	(27,518,656)	(32,680,488)
Net (increase) decrease in loans	(33,436,517)	3,927,737
Net proceeds from the sale of other real estate owned	2,302,654	253,830
Purchase of bank premises and equipment	(224,535)	(163,999)
Cash paid for bank acquired	(309,875)	-
Other	(18,048)	(15,982)
Net cash (used in) investing activities	(68,297,031)	(19,679,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	59,387,176	31,445,418
Decrease in securities sold under agreements to repurchase	(415,817)	(8,277,729)
Payments on FHLB borrowings	(2,000,000)	(12,600,000)
Dividends paid	(2,213,458)	(2,137,460)
Stock repurchases	(706,900)	(1,286,302)
Net cash provided by financing activities	54,051,001	7,143,927

Net (decrease) in cash and due from banks	(2,560,170)	(6,250,730)

CASH AND DUE FROM BANKS
Beginning	34,616,880	30,384,066
Ending	$32,056,710	$24,133,336

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Three Months Ended March 31, 2020 and 2019
	2020	2019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$3,109,791	$2,405,437
Income taxes	-	-

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.     Significant Accounting Policies

The consolidated financial statements for the three months ended March 31, 2020 and 2019 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that an impairment loss has occurred. Goodwill is tested for impairment with an estimation of the fair value of a reporting unit.

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At March 31, 2020, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

New and Pending Accounting Pronouncements: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB voted to approve amendments to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The amendment delays the effective date for our Company until interim and annual periods beginning after December 15, 2022. The Company continues collecting and retaining loan and credit data and evaluating various loss estimation models, along with refining the implementation of the software and its approach for determining the expected credit losses under the new guidance. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s financial statements. The Company is continuing to evaluate the extent of the potential impact.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in this update eliminates Step 2 from the goodwill impairment test. For public companies, this update became effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for interim and annual goodwill impairment tests with a measurement date after January 1, 2017. ASU 2017-04 was adopted on January 1, 2020 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update became effective for interim and annual periods in fiscal years beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures were adopted on a retrospective basis, and the new disclosures were adopted on a prospective basis. The adoption did not have a material effect on the Company’s consolidated financial statements.

2.      Bank Acquisition

On October 25, 2019, the Company completed the purchase of Iowa State Savings Bank (“ISSB”), including its’ four branches in Creston, Diagonal, Lennox and Corning, Iowa (the “Acquisition”). The Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share. ISSB’s acquired assets and liabilities were recorded at fair value at the date of acquisition. This bank was purchased for cash consideration of $22.6 million. As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,891,000 and goodwill of approximately $2,680,000. The results of operations for this acquisition have been included since the transaction date of October 25, 2019. Since the acquisition date, there has been no significant credit deterioration of the acquired loans.

The following table summarizes the fair value of the total consideration transferred as a part of the ISSB Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transactions. (in thousands)

Cash consideration transferred	$22,643

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and due from banks	$3,188
Federal funds sold	2,792
Interest bearing deposits in financial institutions	21,035
Securities available-for-sale	33,615
Federal Home Loan Bank stock at cost	365
Loans receivable	137,776
Accrued interest receivable	2,888
Bank premises and equipment	2,452
Other real estate owned	3,582
Bank owned life insurance	2,499
Core deposit intangible asset	1,891
Other assets	204
Deposits	(188,631)
Securities sold under repurchase agreements	(1,747)
Accrued interest payable and other liabilities	(1,946)

Total identifiable net assets	19,963

Goodwill	$2,680

On October 25, 2019, associated with the ISSB Acquisition, the contractual balance of loans receivable acquired was $139,703,000 and the contractual balance of the deposits assumed was $188,068,000. Loans receivable acquired include commercial real estate, 1-4 family real estate, agricultural real estate, commercial operating, agricultural operating and consumer loans. During the first quarter of 2020, an additional $310,000 of goodwill was recorded due to an adjustment to the initial purchase price.

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

3.      Dividends

On February 12, 2020, the Company declared a cash dividend on its common stock, payable on May 15, 2020 to stockholders of record as of May 1, 2020, equal to $0.25 per share

4.    Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2020 and 2019 was 9,219,195 and 9,258,047, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

5.     Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2019.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2020 and December 31, 2019. (in thousands)

Description	Total	Level 1	Level 2

2020

U.S. government treasuries	$9,771	$9,771	$-
U.S. government agencies	113,483	-	113,483
U.S. government mortgage-backed securities	85,985	-	85,985
State and political subdivisions	205,758	-	205,758
Corporate bonds	74,307	-	74,307

	$489,304	$9,771	$479,533

2019

U.S. government treasuries	$9,452	$9,452	$-
U.S. government agencies	126,433	-	126,433
U.S. government mortgage-backed securities	81,128	-	81,128
State and political subdivisions	195,302	-	195,302
Corporate bonds	67,528	-	67,528

	$479,843	$9,452	$470,391

Level 1 securities include U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets. U.S. government agencies, mortgage-backed securities, state and political subdivisions, and most corporate bonds are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of March 31, 2020 and December 31, 2019. (in thousands)

Description	Total	Level 1	Level 2	Level 3

2020

Loans receivable	$1,973	$-	$-	$1,973
Other real estate owned	1,713	-	-	1,713

Total	$3,686	$-	$-	$3,686

2019

Loans receivable	$535	$-	$-	$535
Other real estate owned	4,004	-	-	4,004

Total	$4,539	$-	$-	$4,539

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019 are as follows: (in thousands)

	2020
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$1,973	Evaluation of collateral	Estimation of value	6%	-	8%	(7%)

Other real estate owned	$1,713	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2019
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$535	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$4,004	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

* Not Meaningful.

Evaluations of the underlying assets are completed for each collateral dependent impaired loan with a specific reserve. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan, thus providing a range would not be meaningful.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of March 31, 2020 and December 31, 2019: (in thousands)

		2020		2019
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$32,057	$32,057	$34,617	$34,617
Interest bearing deposits	Level 1	136,466	136,466	108,948	108,948
Securities available-for-sale	See previous table	489,304	489,304	479,843	479,843
FHLB and FRB stock	Level 2	3,160	3,160	3,139	3,139
Loans receivable, net	Level 2	1,079,657	1,059,978	1,048,147	1,025,032
Loans held for sale	Level 2	907	907	2,777	2,777
Accrued income receivable	Level 1	10,248	10,248	11,788	11,788
Financial liabilities:
Deposits	Level 2	$1,552,425	$1,556,440	$1,493,175	$1,495,155
Securities sold under agreements to repurchase	Level 1	41,618	41,618	42,034	42,034
FHLB advances	Level 2	3,000	3,062	5,000	4,935
Accrued interest payable	Level 1	1,045	1,045	1,163	1,163

The methodologies used to determine fair value as of March 31, 2020 did not change from the methodologies described in the December 31, 2019 Annual Financial Statements.

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

7.     Debt and Equity Securities

The amortized cost of securities available-for-sale and their approximate fair values as of March 31, 2020 and December 31, 2019 are summarized below: (in thousands)

2020:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$9,393	$378	$-	$9,771
U.S. government agencies	109,659	3,886	(62)	113,483
U.S. government mortgage-backed securities	82,826	3,165	(6)	85,985
State and political subdivisions	207,276	788	(2,306)	205,758
Corporate bonds	74,179	1,075	(947)	74,307
	$483,333	$9,292	$(3,321)	$489,304

2019:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$9,392	$64	$(4)	$9,452
U.S. government agencies	124,913	1,609	(89)	126,433
U.S. government mortgage-backed securities	80,295	867	(34)	81,128
State and political subdivisions	193,745	1,852	(295)	195,302
Corporate bonds	66,012	1,542	(26)	67,528
	$474,357	$5,934	$(448)	$479,843

The amortized cost and fair value of debt securities available-for-sale as of March 31, 2020, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. (in thousands)

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$64,579	$64,569
Due after one year through five years	243,384	248,125
Due after five years through ten years	138,192	140,093
Due after ten years	37,178	36,517
Total	$483,333	$489,304

Securities with a carrying value of $207.1 million and $180.0 million at March 31, 2020 and December 31, 2019, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The proceeds, gains and losses for securities available-for-sale for the three months ended March 31, 2020 and 2019 are summarized below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Proceeds from sales of securities available-for-sale	$3,385	$-
Gross realized gains on securities available-for-sale	386	-
Gross realized losses on securities available-for-sale	-	-
Tax provision applicable to net realized gains on securities available-for-sale	97	-

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of March 31, 2020 and December 31, 2019 are as follows: (in thousands)

	Less than 12 Months		12 Months or More		Total
2020:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	$-	$-	$-	$-
U.S. government agencies	3,921	(62)	-	-	3,921	(62)
U.S. government mortgage-backed securities	-	-	1,734	(6)	1,734	(6)
State and political subdivisions	106,027	(2,298)	176	(8)	106,203	(2,306)
Corporate bonds	37,547	(947)	-	-	37,547	(947)
	$147,495	$(3,307)	$1,910	$(14)	$149,405	$(3,321)

	Less than 12 Months		12 Months or More		Total
2019:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$3,023	$(4)	$-	$-	$3,023	$(4)
U.S. government agencies	23,827	(85)	2,520	(4)	26,347	(89)
U.S. government mortgage-backed securities	14,885	(28)	1,934	(6)	16,819	(34)
State and political subdivisions	17,512	(125)	5,954	(170)	23,466	(295)
Corporate bonds	4,129	(26)	-	-	4,129	(26)
	$63,376	$(268)	$10,408	$(180)	$73,784	$(448)

Gross unrealized losses on debt securities totaled $3,321,000 as of March 31, 2020. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

8.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

	2020	2019

Real estate - construction	$49,768	$47,895
Real estate - 1 to 4 family residential	204,791	201,510
Real estate - commercial	461,505	435,850
Real estate - agricultural	161,984	160,771
Commercial	85,743	84,084
Agricultural	112,406	111,945
Consumer and other	18,454	18,791
	1,094,651	1,060,846
Less:
Allowance for loan losses	(14,909)	(12,619)
Deferred loan fees	(85)	(80)
Loans receivable, net	$1,079,657	$1,048,147

Activity in the allowance for loan losses, on a disaggregated basis, for the three months ended March 31, 2020 and 2019 is as follows: (in thousands)

	Three Months Ended March 31, 2020
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2019	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619
Provision (credit) for loan losses	80	214	1,220	237	212	337	16	2,316
Recoveries of loans charged-off	1	-	1	-	2	-	3	7
Loans charged-off	-	-	(31)	-	-	-	(2)	(33)
Balance, March 31, 2020	$753	$2,336	$6,552	$1,563	$1,672	$1,815	$218	$14,909

	Three Months Ended March 31, 2019
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2018	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684
Provision (credit) for loan losses	26	28	155	60	(190)	8	11	98
Recoveries of loans charged-off	11	2	-	-	28	-	-	41
Loans charged-off	-	-	-	-	(5)	-	(6)	(11)
Balance, March 31, 2019	$736	$1,850	$4,770	$1,258	$1,610	$1,392	$196	$11,812

Allowance for loan losses disaggregated on the basis of impairment analysis method as of March 31, 2020 and December 31, 2019 is as follows: (in thousands)

2020		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$213	$435	$-	$28	$45	$-	$721
Collectively evaluated for impairment	753	2,123	6,117	1,563	1,644	1,770	218	14,188
Balance March 31, 2020	$753	$2,336	$6,552	$1,563	$1,672	$1,815	$218	$14,909

2019		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$209	$-	$-	$-	$-	$-	$209
Collectively evaluated for impairment	672	1,913	5,362	1,326	1,458	1,478	201	12,410
Balance December 31, 2019	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619

Loans receivable disaggregated on the basis of impairment analysis method as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

2020		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,198	$11,594	$794	$580	$3,462	$84	$17,712
Collectively evaluated for impairment	49,768	203,593	449,911	161,190	85,163	108,944	18,370	1,076,939

Balance March 31, 2020	$49,768	$204,791	$461,505	$161,984	$85,743	$112,406	$18,454	$1,094,651

2019		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,204	$83	$84	$462	$2,951	$4	$4,788
Collectively evaluated for impairment	47,895	200,306	435,767	160,687	83,622	108,994	18,787	1,056,058

Balance December 31, 2019	$47,895	$201,510	$435,850	$160,771	$84,084	$111,945	$18,791	$1,060,846

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

Impaired loans, on a disaggregated basis, as of March 31, 2020 and December 31, 2019: (in thousands)

	2020			2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	104	139	-	460	796	-
Real estate - commercial	10,618	10,956	-	83	435	-
Real estate - agricultural	794	808	-	84	97	-
Commercial	412	459	-	462	517	-
Agricultural	3,006	3,160	-	2,951	3,071	-
Consumer and other	84	84	-	4	4	-
Total loans with no specific reserve:	15,018	15,606	-	4,044	4,920	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	1,094	1,425	213	744	755	209
Real estate - commercial	976	976	435	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	168	168	28	-	-	-
Agricultural	456	456	45	-	-	-
Consumer and other	-	-	-	-	-	-
Total loans with specific reserve:	2,694	3,025	721	744	755	209

Total
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	1,198	1,564	213	1,204	1,551	209
Real estate - commercial	11,594	11,932	435	83	435	-
Real estate - agricultural	794	808	-	84	97	-
Commercial	580	627	28	462	517	-
Agricultural	3,462	3,616	45	2,951	3,071	-
Consumer and other	84	84	-	4	4	-

	$17,712	$18,631	$721	$4,788	$5,675	$209

Average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2020 and 2019: (in thousands)

	Three Months Ended March 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	283	-	247	20
Real estate - commercial	5,351	-	131	31
Real estate - agricultural	439	6	73	-
Commercial	437	-	243	-
Agricultural	2,979	-	-	-
Consumer and other	44	-	1	-
Total loans with no specific reserve:	9,533	6	695	51

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	919	-	111	-
Real estate - commercial	488	-	-	-
Real estate - agricultural	-	-	-	-
Commercial	84	-	2,468	-
Agricultural	228	-	-	-
Consumer and other	-	-	16	1
Total loans with specific reserve:	1,719	-	2,595	1

Total
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	1,202	-	358	20
Real estate - commercial	5,839	-	131	31
Real estate - agricultural	439	6	73	-
Commercial	521	-	2,711	-
Agricultural	3,207	-	-	-
Consumer and other	44	-	17	1

	$11,252	$6	$3,290	$52

The interest foregone on nonaccrual loans for the three months ended March 31, 2020 and 2019 was approximately $189,000 and $58,000, respectively.

Nonaccrual loans at March 31, 2020 and December 31, 2019 were $17,712,000 and $4,788,000 respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $1,372,000 as of March 31, 2020, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $1,171,000 as of December 31, 2019, all of which were included in impaired and nonaccrual loans.

The Company’s TDR, on a disaggregated basis, occurring in the three months ended March 31, 2020 and 2019, is as follows: (dollars in thousands)

Three Months Ended March 31,
	2020			2019
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	1	184	184	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	1	61	61	-	-	-
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	2	$245	$245	-	$-	$-

During the three months ended March 31, 2020, the Company granted concessions to two related borrowers in the hospitality industry that are facing financial difficulties. One loan was secured by commercial real estate and the second loan was secured by a commercial operating note. Payments on these loans were deferred for six months and the interest rate was reduced below the market interest rate. During the three months ended March 31, 2019, the Company did not grant concessions to any borrowers.

There were no TDR loans that were modified during the three months ended March 31, 2020 and twelve months ended March 31, 2019 that had payment defaults. The Company considers TDR loans to have payment default when it is past due 60 days or more.

There were $16,000 of net charge-offs related to TDRs for the three months ended March 31, 2020 and no charge-offs related to TDRs for the three months ended March 31, 2019. No additional specific reserve was provided for the three months ended March 31, 2020 and March 31, 2019.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2020 and December 31, 2019, is as follows: (in thousands)

2020		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$410	$-	$410	$49,358	$49,768	$-
Real estate - 1 to 4 family residential	1,009	280	1,289	203,502	204,791	122
Real estate - commercial	83	183	266	461,239	461,505	-
Real estate - agricultural	1,474	1,398	2,872	159,112	161,984	682
Commercial	1,469	481	1,950	83,793	85,743	-
Agricultural	1,545	3,098	4,643	107,763	112,406	30
Consumer and other	58	23	81	18,373	18,454	4

	$6,048	$5,463	$11,511	$1,083,140	$1,094,651	$838

2019		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$1,796	$-	$1,796	$46,099	$47,895	$-
Real estate - 1 to 4 family residential	811	290	1,101	200,409	201,510	188
Real estate - commercial	387	-	387	435,463	435,850	-
Real estate - agricultural	422	-	422	160,349	160,771	-
Commercial	518	237	755	83,329	84,084	-
Agricultural	666	2,587	3,253	108,692	111,945	62
Consumer and other	146	6	152	18,639	18,791	5

	$4,746	$3,120	$7,866	$1,052,980	$1,060,846	$255

The increase in the 90 days or greater loans from December 31, 2019 is primarily due to agricultural loans that are well secured as of March 31, 2020.

The credit risk profile by internally assigned grade, on a disaggregated basis, as of March 31, 2020 and December 31, 2019 is as follows: (in thousands)

2020	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$35,393	$364,413	$119,570	$63,373	$87,270	$670,019
Watch	14,375	75,914	32,085	15,258	19,435	157,067
Special Mention	-	5,015	-	1,567	-	6,582
Substandard	-	4,569	9,535	4,965	2,239	21,308
Substandard-Impaired	-	11,594	794	580	3,462	16,430

	$49,768	$461,505	$161,984	$85,743	$112,406	$871,406

2019	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$41,073	$387,274	$118,692	$62,655	$90,083	$699,777
Watch	6,822	29,209	32,780	16,147	15,248	100,206
Special Mention	-	4,581	-	-	-	4,581
Substandard	-	14,703	9,215	4,820	3,663	32,401
Substandard-Impaired	-	83	84	462	2,951	3,580

	$47,895	$435,850	$160,771	$84,084	$111,945	$840,545

The credit risk profile based on payment activity, on a disaggregated basis, as of March 31, 2020 and December 31, 2019 is as follows:

2020	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$203,392	$18,430	$221,822
Non-performing	1,399	24	1,423

	$204,791	$18,454	$223,245

2019	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$200,117	$18,782	$218,899
Non-performing	1,393	9	1,402

	$201,510	$18,791	$220,301

9.	Goodwill

As a result of the acquisition of ISSB in 2019, goodwill of $2.7 million was recognized. Goodwill recognized in the Acquisition was primarily attributable to an expanded market share and economies of scale expected from combining the operations of ISSB. For income tax purposes, goodwill associated with ISSB is amortized over a fifteen year period. Goodwill for this acquisition and previous acquisitions is not amortized but is evaluated for impairment at least annually.

10.	Intangible assets

In conjunction with the acquisition of ISSB in 2019, the Company recorded $1.9 million in core deposit intangible assets. The following sets forth the carrying amounts and accumulated amortization of the intangible assets at March 31, 2020 and December 31, 2019: (in thousands)

	2020		2019
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$2,943	$6,411	$2,745
Customer list	535	261	535	242

Total	$6,946	$3,204	$6,946	$2,987

The weighted average life of the intangible assets is 4.0 years as of March 31, 2020 and 4.2 years as of December 31, 2019.

The following sets forth the activity related to the intangible assets for the three months ended March 31, 2020 and 2019: (in thousands)

	Three Months Ended
	March 31,
	2020	2019

Beginning intangible assets, net	$3,959	$2,678
Purchase	-	-
Amortization	(217)	(164)

Ending intangible assets, net	$3,742	$2,514

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows: (in thousands)

2020	$609
2021	628
2022	574
2023	502
2024	337
2025	301
After	791

Total	$3,742

11.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of March 31, 2020 and December 31, 2019: (in thousands)

	2020	2019
	Remaining Contractual Maturity of the Agreements
	Overnight	Overnight

Securities sold under agreements to repurchase:
U.S. government treasuries	$3,629	$3,528
U.S. government agencies	42,239	35,557
U.S. government mortgage-backed securities	20,763	19,614

Total pledged collateral	$66,631	$58,699

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

12.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in the deferred income taxes asset since December 31, 2019 is due primarily to the increase in the allowance for loan losses.

13.	Regulatory Matters

On March 31, 2020, the Banks qualified for and elected to use the community bank leverage ratio (CBLR) framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. The CARES ACT lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of the year. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year. The CBLR will increase to 9% beginning January 1, 2022. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The Company and the Banks capital amounts and ratios as of March 31, 2020 and December 31, 2019 are as follows: (dollars in thousands)

			To Be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio

As of March 31, 2020:
Community Bank Leverage Ratio:
(Tier 1 capital to average assets for leverage ratio):
Boone Bank & Trust	$13,259	9.7%	$12,328	9.0%
First National Bank	83,121	9.1	82,557	9.0
Iowa State Savings Bank	20,597	9.8	18,950	9.0
Reliance State Bank	22,355	10.1	19,849	9.0
State Bank & Trust	15,426	9.5	14,565	9.0
United Bank & Trust	10,009	10.0	9,012	9.0

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2019:
Total capital (to risk-weighted assets):
Consolidated	$180,834	14.3%	$132,878	10.50%	N/A	N/A
Boone Bank & Trust	14,205	14.1	10,610	10.50	$10,105	10.0%
First National Bank	87,375	13.9	66,180	10.50	63,028	10.0
Iowa State Savings Bank	20,610	14.2	15,208	10.50	14,483	10.0
Reliance State Bank	24,487	13.0	19,778	10.50	18,836	10.0
State Bank & Trust	16,800	13.5	13,115	10.50	12,490	10.0
United Bank & Trust	10,775	14.3	7,910	10.50	7,534	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$167,514	13.2%	$107,568	8.50%	N/A	N/A
Boone Bank & Trust	13,274	13.1	8,589	8.50	$8,084	8.0%
First National Bank	80,665	12.8	53,574	8.50	50,423	8.0
Iowa State Savings Bank	20,151	13.9	12,311	8.50	11,587	8.0
Reliance State Bank	22,166	11.8	16,010	8.50	15,069	8.0
State Bank & Trust	15,233	12.2	10,617	8.50	9,992	8.0
United Bank & Trust	9,955	13.2	6,403	8.50	6,027	8.0

Tier 1 capital (to average-assets):
Consolidated	$167,544	10.1%	$66,234	4.00%	N/A	N/A
Boone Bank & Trust	13,274	9.5	5,604	4.00	$7,005	5.0%
First National Bank	80,665	9.3	34,702	4.00	43,378	5.0
Iowa State Savings Bank	20,151	9.5	8,453	4.00	10,567	5.0
Reliance State Bank	22,166	10.0	8,886	4.00	11,108	5.0
State Bank & Trust	15,233	9.5	6,384	4.00	7,980	5.0
United Bank & Trust	9,955	9.8	4,073	4.00	5,091	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$167,544	13.2%	$88,585	7.00%	N/A	N/A
Boone Bank & Trust	13,274	13.1	7,074	7.00	$6,568	6.5%
First National Bank	80,665	12.8	44,120	7.00	40,968	6.5
Iowa State Savings Bank	20,151	13.9	10,138	7.00	9,414	6.5
Reliance State Bank	22,166	11.8	13,185	7.00	12,243	6.5
State Bank & Trust	15,233	12.2	8,743	7.00	8,119	6.5
United Bank & Trust	9,955	13.2	5,273	7.00	4,897	6.5

14.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. The Company has developed programs for assisting existing clients through this uncertain time by providing loan payment deferrals and interest-only modifications. As of April 29, 2020 the Company had approved loan modifications for 88 loans totaling approximately $60 million. In accordance with recent regulatory and accounting guidance, loans modified in response to the COVID-19 pandemic will not be considered troubled debt restructurings. In a further effort to assist both existing and new clients, the Company is participating in government loan programs through the Small Business Administration, primarily the Paycheck Protection Program. This program stemmed from the CARES, Act that was signed into law on March 27, 2020. As of April 29, 2020, the Company had funded nearly 627 loans, totaling approximately $72 million. The Company will continue to accept and process applications under the newly expanded program starting April 27, 2020. There were no other significant events or transactions occurring after March 31, 2020, but prior to May 6, 2020, that provided additional evidence about conditions that existed at March 31, 2020. There were no other significant events or transactions that provided evidence about conditions that did not exist at March 31, 2020.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ames National Corporation (the “Company”) is a bank holding company established in 1975 that owns and operates six bank subsidiaries in central Iowa (the “Banks”). The following discussion is provided for the consolidated operations of the Company and its Banks, First National Bank, Ames, Iowa (First National), State Bank & Trust Co. (State Bank), Boone Bank & Trust Co. (Boone Bank), Reliance State Bank (Reliance Bank), United Bank & Trust NA (United Bank) and Iowa State Savings Bank (Iowa State Bank). The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs sixteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 269 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $3,555,000, or $0.39 per share, for the three months ended March 31, 2020, compared to net income of $4,237,000, or $0.46 per share, for the three months ended March 31, 2019.

The decrease in earnings is primarily due to the additional provision for loan losses in 2020.  The increase in the provision for loan losses was primarily due to the economic slowdown associated with COVID-19 and to a lesser extent loan growth. The economic slowdown associated with COVID-19 will adversely affect our loan portfolios, but will more quickly affect the loans associated with hospitality and entertainment industries. 8.5% of our loan portfolio as of March 31, 2020 is associated with these industries. The federal government is providing numerous programs to lessen the effects of COVID-19 on the economy and on our loan portfolio. The severity of the effect of COVID-19 on our operations is difficult to determine at this time. The State of Iowa has significant restrictions on non-essential businesses as well as enforcing social distancing. The longer these restrictions are in place the more severe the effects of the economic slowdown will be and the greater the negative consequences for our loan customers which, in turn, could adversely affect the Company’s financial condition, liquidity and results of operations.

Net loan charge-offs (recoveries) totaled $26,000 and $(30,000) for the three months ended March 31, 2020 and 2019, respectively. The provision for loan losses totaled $2,316,000 and $98,000 for the three months ended March 31, 2020 and 2019, respectively.

The following management discussion and analysis will provide a review of important items relating to:

●     Challenges and COVID-19 Status, Risks and Uncertainties

●     Key Performance Indicators and Industry Results

●     Critical Accounting Policies

●     Income Statement Review

●     Balance Sheet Review

●     Asset Quality Review and Credit Risk Management

●     Liquidity and Capital Resources

●     Forward-Looking Statements and Business Risks

●     Non-GAAP Financial Measures

Challenges and COVID-19 Status, Risks and Uncertainties

Prior to the onset of the COVID-19 pandemic during the first quarter of 2020, management had identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and detailed its efforts to position the Company to best respond to those challenges. These challenges are addressed in the Company’s most recent Annual Report on Form 10-K filed on March 10, 2020.

The Company conducts business in the State of Iowa and Iowa began to place significant restrictions on companies and individuals on March 9, 2020 as a result of the COVID-19 pandemic. The State of Iowa continues to evaluate the need for additional restrictions it may consider necessary to stem the spread of infection. The Company, as a financial institution, is considered an essential business and therefore continues to operate on a modified basis to comply with governmental restrictions and public health authority guidelines. The Company’s bank lobbies are generally closed to the public, although business is still being transacted through drive-up facilities, online, telephone or by appointment. Although the Company anticipates these arrangements will remain in effect until the restrictions are lifted by governmental authorities, the Company continues to operate and maintain its customer relationships. The health and safety of the Company’s employees is a major concern to the Company and a significant effort is being made to have employees work from home or, if working from the Company’s locations are required, to maintain appropriate social distancing and observe other health precautions.

The onset of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing the Company and its operations, including the following:

●

As the economic slowdown continues to evolve due to the pandemic, some of the Company’s customers will experience decreased revenues, which may correlate to an inability to make timely loan payments or maintain payrolls. This, in turn, could adversely impact the revenues and earnings of the Company by, among other things, requiring further increases in the allowance for loan losses and increases in the level of charge-offs in the loan portfolio. Although the economic slowdown will adversely affect the loan portfolio in general, it will more quickly affect loans associated with the hospitality and entertainment industries which comprise approximately 8.5% of the loan portfolio as of March 31, 2020. As detailed herein, the Company recognized a significant increase in provision expense during the first quarter of 2020 to increase its allowance for loan losses due to the economic slowdown, and management anticipates additional increases in the allowance if the effects of the COVID-19 restrictions continue to negatively impact the loan portfolio.

●

Local and the State of Iowa’s increased unemployment may continue to cause economic challenges to our consumer and commercial customers due to the economic effects of the COVID-19 restrictions. This increase in unemployment may adversely impact the revenues and earnings of the Company.

●

The Company anticipates a slowdown in demand for its products and services, including in the demand for traditional loans, although the decline will likely be temporarily offset due to the new volume of governmental guaranteed loans under the CARES Act and other governmental programs established in response to the pandemic.

●

Goodwill is currently evaluated for impairment on a quarterly basis and may in the future become impaired if the effects of the COVID-19 restrictions negatively impact net income and fair value, particularly the fair value at which the most recent bank acquisition is carried on the financial statements. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

●

The COVID-19 restrictions have created significant volatility and disruption in the financial markets, and these conditions may require the Company to recognize an elevated level of other than temporary impairments on securities held in the Company’s investment portfolio as issuers of these securities are negatively impacted by the economic slowdown. Declines in fair value of securities held in the portfolio could also reduce the unrealized gains reported as part of the Company’s other comprehensive income.

●	Market interest rates have declined significantly and these reductions, especially if prolonged, could adversely affect the Company’s net interest income, net interest margin and earnings.

●

Dividends in the future may be reduced or eliminated if the COVID-19 restrictions have an adverse effect on net income, an unanticipated increase in deposits or other unidentified risks that may negatively affect the Company’s capital ratios.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 5,177 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months
	Ended	Years Ended December 31,
	March, 31,
	2020	2019		2018
	Company	Company	Industry*	Company	Industry*

Return on assets	0.81%	1.14%	1.29%	1.23%	1.35%

Return on equity	7.44%	9.48%	11.40%	10.09%	11.98%

Net interest margin	3.18%	3.21%	3.36%	3.23%	3.40%

Efficiency ratio	57.73%	58.51%	56.63%	55.90%	56.27%

Capital ratio	10.92%	12.05%	9.66%	12.18%	9.70%

*Latest available data

Key performances indicators include:

●     Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 0.81% and 1.17% for the three months ended March 31, 2020 and 2019, respectively. This ratio declined primarily due to an increase in the provision for loan losses for the three months ended March 31, 2020 as compared to 2019.

●     Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 7.44% and 9.73% for the three months ended March 31, 2020 and 2019, respectively. This ratio declined primarily due to an increase in the provision for loan losses for the three months ended March 31, 2020 as compared to 2019.

●     Net Interest Margin

The net interest margin for the three months ended March 31, 2020 and 2019 was 3.18% and 3.23%, respectively. The ratio is calculated by dividing tax equivalent net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●     Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 57.73% and 57.82% for the three months ended March 31, 2020 and 2019, respectively. The efficiency ratio remains comparable to the prior quarter last year.

●     Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 10.92% as of March 31, 2020 is higher than the industry average of 9.81% as of December 31, 2019.

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

Net Charge-Offs Rise by $1.3 Billion From a Year Ago

Net charge-offs totaled $13.9 billion during the fourth quarter, an increase of $1.3 billion (10.4%) from fourth quarter 2018. The largest contributor to the year-over-year increase in net charge-offs was the commercial and industrial (C&I) loan portfolio, which registered a charge-off increase of $591.2 million (34.3%), and the credit card portfolio, which registered a charge-off increase of $409.9 million (5%). The average net charge-off rate increased by 4 basis points from fourth quarter 2018 to 0.54%. The C&I net charge-off rate was 0.42% during fourth quarter 2019, up from 0.32% a year ago but below the recent high of 0.50% reported in fourth quarter 2016. The credit card net charge-off rate increased by 4 basis points from fourth quarter 2018 to 3.75%.

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

Loan Balances Expand From the Previous Quarter and a Year Ago

Total loan and lease balances rose by $117.9 billion (1.1%) from third quarter 2019. More than half (59.2%) of all banks grew their loan and lease balances from the third quarter. Almost all of the major loan categories registered quarterly increases, except for the C&I loan portfolio which registered the first quarterly decline since fourth quarter 2016 (down $11 billion, or 0.5%). Quarterly growth among major loan categories was led by consumer loans (up $58.2 billion, or 3.3%), nonfarm nonresidential loans (up $21.6 billion, or 1.4%), and residential mortgage loans (up $19.1 billion, or 0.9%). Over the past year, total loan and lease balances rose by $366.3 billion (3.6%), slightly below the annual growth rate reported in third quarter 2019. The slowdown in annual growth of total loan and lease balances was led by the C&I loan portfolio, which expanded at its slowest rate since 2010 (1.9%).

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

Critical Accounting Policies

The discussion contained in this Item 2 and other disclosures included within this report are based, in part, on the Company’s audited December 31, 2019 consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses that is treated as an expense and charged against earnings. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include various considerations regarding the general economic environment in the Company’s market area. To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or lesser than future charge-offs. Due to potential changes in conditions, including the recent onset of the COVID-19 pandemic, it is at least reasonably possible that changes in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the intent to sell the investment securities and the more likely than not requirement that the Company will be required to sell the investment securities prior to recovery (2) the length of time and the extent to which the fair value has been less than cost and (3) the financial condition and near-term prospects of the issuer. Due to potential changes in conditions, including the recent onset of the COVID-19 pandemic, it is at least reasonably possible that changes in management’s assessment of other-than-temporary impairment will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Goodwill

Goodwill arose in connection with three acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At March 31, 2020, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. Goodwill may be impaired in the future if the effects of the COVID-19 restrictions negatively impacts our net income and fair value, particularly of our most recent acquisition. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

	Three Months Ended March 31,
	2020	2019
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$13,046	$10,970
Tax-equivalent adjustment (1)	241	293
Net interest income on an FTE basis (non-GAAP)	13,287	11,263
Average interest-earning assets	$1,669,356	$1,393,813
Net interest margin on an FTE basis (non-GAAP)	3.18%	3.23%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the three months ended March 31, 2020 and 2019, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended March 31, 2020 and 2019

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2020 and 2019:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2020			2019

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$85,400	$1,081	5.06%	$84,182	$1,120	5.32%
Agricultural	110,296	1,699	6.16%	81,216	1,284	6.32%
Real estate	862,650	9,557	4.43%	714,021	8,092	4.53%
Consumer and other	18,483	250	5.41%	16,686	205	4.90%

Total loans (including fees)	1,076,829	12,587	4.68%	896,105	10,701	4.78%

Investment securities
Taxable	303,865	1,854	2.44%	251,145	1,489	2.37%
Tax-exempt (2)	170,487	1,152	2.70%	209,071	1,393	2.67%
Total investment securities	474,352	3,006	2.54%	460,216	2,882	2.50%

Interest bearing deposits with banks and federal funds sold	118,175	484	1.64%	37,492	238	2.53%

Total interest-earning assets	1,669,356	$16,077	3.85%	1,393,813	$13,821	3.97%

Noninterest-earning assets	81,546			52,602

TOTAL ASSETS	$1,750,902			$1,446,415

(1) Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2020			2019

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest bearing checking, savings accounts and money markets	$955,890	$1,284	0.54%	$786,677	$1,517	0.77%
Time deposits	282,833	1,367	1.93%	213,970	842	1.57%
Total deposits	1,238,723	2,651	0.86%	1,000,647	2,359	0.94%
Other borrowed funds	50,190	139	1.11%	43,460	199	1.83%

Total Interest-bearing liabilities	1,288,913	2,790	0.87%	1,044,107	2,558	0.98%

Noninterest-bearing liabilities
Noninterest bearing checking	260,092			220,155
Other liabilities	10,711			7,863

Stockholders' equity	191,186			174,290

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,750,902			$1,446,415

Net interest income		$13,287	3.18%		$11,263	3.23%

Spread Analysis
Interest income/average assets	$16,077	3.67%		$13,821	3.82%
Interest expense/average assets	$2,790	0.64%		$2,558	0.71%
Net interest income/average assets	$13,287	3.03%		$11,263	3.11%

Net Interest Income

For the three months ended March 31, 2020 and 2019, the Company's net interest margin adjusted for tax exempt income was 3.18% and 3.23%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2020 totaled $13,046,000 compared to $10,970,000 for the three months ended March 31, 2019.

For the three months ended March 31, 2020, interest income increased $2,307,000, or 17%, when compared to the same period in 2019. The increase from 2020 was primarily attributable to increased loan volume, related to the Acquisition. The increase in loan interest income due to loan volume was offset in part by an increase in foregone interest on nonaccrual loans of $131,000.

Interest expense increased $231,000, or 9%, for the three months ended March 31, 2020 when compared to the same period in 2019. The higher interest expense for the period is primarily attributable to an increase in deposits related to the Acquisition, offset in part by lower rates on deposits due to market interest rates.

Provision for Loan Losses

A provision for loan losses of $2,316,000 was recognized in the first quarter of 2020 as compared to $98,000 in the first quarter of 2019. Net loan charge offs (recoveries) totaled $26,000 for the quarter ended March 31, 2020 compared to $(30,000) for the quarter ended March 31, 2019. The increase in the provision for loan losses was primarily due to the economic slowdown associated with COVID-19 and to a lesser extent loan growth. The economic slowdown associated with COVID-19 will adversely affect our loan portfolios, but will more quickly affect the loans associated with hospitality and entertainment industries. Approximately 8.5% of our loan portfolio as of March 31, 2020 is associated with these industries. We are anticipating requests for loan payment deferrals and have had a significant number of requests for the Paycheck Protection Program loans in April, 2020. The federal government is providing numerous programs to lessen the effects of COVID-19 on the economy and on our loan portfolio. The severity of the effect of COVID-19 on our operations is difficult to determine at this time. The State of Iowa has significant restrictions on non-essential businesses as well as enforcing social distancing. The longer these restrictions are in place the more severe the effects of the economic slowdown will be and the greater the negative consequences for our loan customers which, in turn, could adversely affect the Company’s financial condition, liquidity and results of operations.

Noninterest Income and Expense

Noninterest income for the first quarter of 2020 totaled $2,631,000 as compared to $1,926,000 in the first quarter of 2019, an increase of 37%. The increase in noninterest income was primarily due to a security gain of $386,000 in 2020 and to a lesser extent the Acquisition.

Noninterest expense for the first quarter of 2020 totaled $9,050,000 compared to $7,457,000 recorded in the first quarter of 2019, an increase of 21%. Most of the increase was related to the Acquisition, salary and employee benefits and the amortization of Federal new market tax credit projects, offset in part by a decrease in the FDIC insurance assessments. Salaries and employee benefits, excluding the Acquisition, increased 7% primarily due to normal salary increases, increases in health insurance costs and additional personnel. The decrease in FDIC insurance assessments was due to the receipt of a small bank credit as the deposit insurance reserve ratio exceeded 1.35%. The efficiency ratio was 57.7% for the first quarter of 2020 as compared to 57.8% in the first quarter of 2019.

Income Taxes

Income tax expense for the first quarter of 2020 totaled $756,000 compared to $1,104,000 recorded in the first quarter of 2019. The effective tax rate was 17.5% and 20.7% for the quarters ended March 31, 2020 and 2019, respectively. The lower than expected tax rate in 2020 and 2019 was due primarily to tax-exempt interest income and new market tax credits recognized in 2020.

Balance Sheet Review

As of March 31, 2020, total assets were $1,797,746,000, a $60,564,000 increase compared to December 31, 2019. The increase in assets, primarily interest bearing deposits and loans, was funded primarily by deposits.

Investment Portfolio

The investment portfolio totaled $489,304,000 as of March 31, 2020, an increase of $9,461,000 from the December 31, 2019 balance of $479,843,000. The increase in securities available-for-sale is primarily due to purchases of municipal and corporate bonds, offset in part by maturities in the U.S. Government Agency portfolio.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of March 31, 2020, gross unrealized losses of $3,321,000, are considered to be temporary in nature due to the interest rate environment of 2020 and other general economic factors. As a result of the economic slowdown resulting from the COVID-19 pandemic, certain bonds in the investment portfolio may become other-than-temporarily impaired and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At March 31, 2020, the Company’s investment securities portfolio included securities issued by 268 government municipalities and agencies located within 20 states with a fair value of $205.8 million. At December 31, 2019, the Company’s investment securities portfolio included securities issued by 251 government municipalities and agencies located within 18 states with a fair value of $195.3 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of March 31, 2020 was $3.6 million (approximately 1.7% of the fair value of the governmental municipalities and agencies) represented by the West Des Moines, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of March 31, 2020 and December 31, 2019 identifying the state in which the issuing government municipality or agency operates. (in thousands)

	2020		2019
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$61,844	$61,519	$58,457	$59,072
Texas	9,437	9,414	11,243	11,382
Pennsylvania	7,900	7,875	7,895	7,989
Washington	6,506	6,466	6,530	6,629
Other (2020: 14 states; 2019: 12 states)	22,303	22,113	18,168	18,375

Total general obligation bonds	$107,990	$107,387	$102,293	$103,447

Revenue bonds:
Iowa	$77,019	$76,894	$78,281	$78,624
Texas	6,595	6,176	480	476
Other (2020: 12 states; 2019: 12 states)	15,672	15,301	12,691	12,755

Total revenue bonds	$99,286	$98,371	$91,452	$91,855

Total obligations of states and political subdivisions	$207,276	$205,758	$193,745	$195,302

As of March 31, 2020 and December 31, 2019, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 6 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table. (in thousands)

	2020		2019
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$36,270	$36,162	$37,928	$38,173
Water	15,675	15,455	7,271	7,272
College and universities, primarily dormitory revenues	12,899	12,401	14,016	14,103
Leases	6,952	6,927	7,291	7,351
Electric power & light revenues	6,454	6,366	4,370	4,405
Sewer	5,120	5,115	4,612	4,645
Other	15,916	15,945	15,964	15,906

Total revenue bonds by revenue source	$99,286	$98,371	$91,452	$91,855

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $1,079,657,000 and $1,048,147,000 as of March 31, 2020 and December 31, 2019, respectively. Loan demand has softened since March 31, 2020, with the exception of the Payroll Protection Program (“PPP”) loans.   The PPP loans bear an interest rate of 1.0% with a two year maturity. The Small Business Administration is providing fees to financial institutions to originate the PPP loans. Under certain conditions these loans may be forgiven and the fees associated with these loans will be accelerated into interest income. Through April 25, 2020, prior to the second allocation, the Company has originated approximately $70 million of the PPP loans.

Deposits

Deposits totaled $1,552,425,000 and $1,493,175,000 as of March 31, 2020 and December 31, 2019, respectively. The increase in deposits since December 31, 2019 was primarily due to account balances in interest bearing checking accounts, money market and certificate of deposit public funds and retail interest bearing checking accounts, offset in part by a decline in account balances of retail money market and certificate of deposits.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $41,618,000 as of March 31, 2020, a decrease of $416,000, or 1%, from the December 31, 2019 balance of $42,034,000.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2019.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2020 totaled $1,079,657,000 compared to $1,048,147,000 as of December 31, 2019. Net loans comprise 60% of total assets as of March 31, 2020. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.69% at March 31, 2020, as compared to 0.48% at December 31, 2019. The increase in the level of problem loans is due primarily to the deterioration of one loan relationship in the hospitality portfolio. The Company’s level of problem loans as a percentage of total loans at March 31, 2020 of 1.69% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of December 31, 2019, of 0.63%.

Impaired loans, net of specific reserves, totaled $16,991,000 as of March 31, 2020 and have increased $12,203,000 as compared to the impaired loans of $4,788,000 as of December 31, 2019. The increase is primarily due to one hospitality loan relationship.

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

The Company had TDRs of $1,372,000 as of March 31, 2020, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $1,171,000 as of December 31, 2019, all of which were included in impaired and nonaccrual loans.

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

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the Coronavirus Disease 2019 (COVID-19) pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. No additional specific reserves were provided for the three months ended March 31, 2020 and 2019. The Company had $16,000 of charge-offs for TDR’s for the three months ended March 31, 2020. There were no charge-offs related to TDRs for the three months ended March 31, 2019. The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans are on nonaccrual.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on non-accrual. As of March 31, 2020, non-accrual loans totaled $17,712,000 and there were $838,000 of loans past due 90 days and still accruing. This compares to non-accrual loans of $4,788,000 and loans past due 90 days and still accruing totaled $255,000 as of December 31, 2019. The increase in non-accrual loans are due primarily to a hospitality loan and an agricultural loan relationship. The increase in loans 90 days past due and still accruing is primarily due to an agricultural relationship well secured and in the process of collection. Real estate owned totaled $1,713,000 and $4,004,000 as of March 31, 2020 and December 31, 2019, respectively.

The agricultural real estate and agricultural operating loan portfolio classifications remain elevated as a result of lower grain prices. The watch and special mention loans in these categories totaled $51,520,000 as of March 31, 2020 as compared to $48,028,000 as of December 31, 2019. The substandard loans in these categories totaled $16,030,000 as of March 31, 2020 as compared to $15,913,000 as of December 31, 2019. The Iowa agricultural economy remains challenged as the result of the price of commodities, including corn, soybeans, cattle, hogs and ethanol, along with export concerns. The effects of the COVID-19 pandemic could exacerbate these challenges.

The watch and special mention loans classified as commercial real estate totaled $80,929,000 as of March 31, 2020 as compared to $33,790,000 as of December 31, 2019. This increase in commercial real estate loans was due primarily to the hospitality loan portfolio. The substandard commercial real estate loans totaled $16,163,000 as of March 31, 2020 as compared to $14,786,000 as of December 31, 2019.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2020 was 1.36%, as compared to 1.19% at December 31, 2019. The allowance for loan losses totaled $14,909,000 and $12,619,000 as of March 31, 2020 and December 31, 2019, respectively. Net charge-offs (recoveries) of loans totaled $26,000 and $(30,000) for the three months ended March 31, 2020 and 2019, respectively.

The allowance for loan losses is management’s best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower, a realistic determination of value and adequacy of underlying collateral, the condition of the local economy and the condition of the specific industry of the borrower, an analysis of the levels and trends of loan categories and a review of delinquent and classified loans. The qualitative factors considered as a part of our allowance for loan loss calculation may deteriorate if the economic effects of COVID-19 are not eased by the State of Iowa in a timely manner and a resumption to typical social and economic activity.

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

As of March 31, 2020, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of March 31, 2020 and December 31, 2019 totaled $168,523,000 and $143,565,000, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of March 31, 2020 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $216,888,000, with $3,000,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $109,481,000, with no outstanding federal fund purchase balances as of March 31, 2020. The Company had securities sold under agreements to repurchase totaling $41,618,000 as of March 31, 2020.

Total investments as of March 31, 2020 were $489,304,000 compared to $479,843,000 as of December 31, 2019. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2020.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2020 totaled $11,686,000 compared to $6,284,000 for the three months ended March 31, 2019. The increase in cash provided by operating activities was $5,402,000. This increase was primarily due to the proceeds from loans held for sale, a decrease in the balance of accrued interest receivable and an increase in accrued expenses and other liabilities, offset in part by the increase in originations from loans held for sale.

Net cash used in investing activities for the three months ended March 31, 2020 was $68,297,000 compared to $19,679,000 for the three months ended March 31, 2019. The increase of $48,618,000 in cash used in investing activities was primarily due to a higher level of loans and purchases of investments, offset in part by proceeds from the maturities of investments.

Net cash provided by financing activities for the three months ended March 31, 2020 totaled $54,051,000 compared to $7,144,000 for the three months ended March 31, 2019. The increase in cash provided by financing activities was $46,907,000. The increase was primarily due to an increase in deposits and a lower amount of repayments of FHLB advances in 2020 as compared to 2019. As of March 31, 2020, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $2,330,000 and $3,198,000 for the three months ended March 31, 2020 and 2019, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order. The quarterly dividend declared by the Company increased to $0.25 per share in 2020 from $0.24 per share in 2019.

The Company, on an unconsolidated basis, has interest bearing deposits totaling $4,043,000 as of March 31, 2020 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of March 31, 2020 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2020 totaled $188,493,000 and was $914,000 higher than the $187,579,000 recorded as of December 31, 2019. The increase in stockholders’ equity was primarily due to net income and an increase in other comprehensive income, offset in part by dividends declared and stock repurchases. The increase in other comprehensive income is created by lower market interest rates compared to December 31, 2019, which resulted in higher fair values in the securities available-for-sale portfolio. At March 31, 2020 and December 31, 2019, stockholders’ equity as a percentage of total assets was 10.5% and 10.8% respectively. The capital levels of the Company exceed applicable regulatory guidelines as of March 31, 2020.

Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this Quarterly Report, including forward-looking statements concerning the Company’s future financial performance and asset quality.  Any forward-looking statement contained in this Quarterly Report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to management.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements.  The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following:  the substantial negative impact of the COVID-19 restrictions on national, regional and local economies in general and on our customers in particular; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses resulting from the COVID-19 restrictions or as dictated by new market conditions or regulatory requirements; fiscal and monetary policies of the U.S. government; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; and other risks and uncertainties inherent in the Company’s business, including those discussed under the heading “Risk Factors” in the Company’s annual report on Form 10-K.  Management intends to identify forward-looking statements when using words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “should”, “forecasting” or similar expressions.  Undue reliance should not be placed on these forward-looking statements.  The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2020 changed significantly when compared to 2019. Uncertainty due to the federal governmental actions stemming from reactions to the COVID-19 pandemic, may cause market interest rates to deviate from historical norms.

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

The COVID-19 pandemic has adversely impacted, and is expected to continue adversely impacting, our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted at this time given the evolving nature of the pandemic, including the scope and duration of the pandemic, the short and long term effects on national, state and local economies and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has negatively impacted the national, Iowa and local economies in which the Company conducts business, created significant volatility and disruption in financial markets, and substantially increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and significant restrictions on companies and individuals beginning in Iowa on March 9, 2020. As a result, the demand for our products and services may be significantly impacted, including the demand for new loans and a decrease in deposits. Furthermore, the pandemic will likely result the recognition of an elevated level of credit losses in our loan portfolios and continued increases in our allowance for loan losses, particularly if businesses remain closed, the impact on the Iowa and local economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold in our investment portfolio, as well as reductions in the unrealized gains component of other comprehensive income. Additionally, goodwill arising from recent bank acquisitions could become impaired if our net income and the fair value of the acquired assets decline due to the economic slowdown. Each of the foregoing events could negatively impact our revenues, earnings or both, as well as our financial condition.

Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The Company, as a financial institution, is considered an essential business and, therefore, continues to operate and maintain our customer relationships. While we have already temporarily limited access to our bank lobbies, our business is still being transacted through our drive up facilities, online, by telephone or by appointment. Current and future governmental actions may temporarily require the Company to conduct business related to foreclosures, repossessions, payments deferrals and other customer-related transactions differently. The Company could also take actions to preserve its capital levels, such as lowering or suspending dividends, in response to the COVID-19 pandemic.

The extent to which the COVID-19 pandemic impacts our business, prospects, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted at this time due to the evolving nature of the pandemic, including the scope and duration of the pandemic, the short and long term effects on national, state and local economies and actions taken by governmental authorities and other third parties in response to the pandemic.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2019, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of March 31, 2020, there were 65,847 shares remaining to be purchased under the plan. Ames National Corporation completed the stock repurchase program in April, 2020 and the price per share averaged $20.09.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2020.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2020 to January 31, 2020	-	$-	-	100,000

February 1, 2020 to February 28, 2020	-	$-	-	100,000

March 1, 2020 to March 31, 2020	34,153	$20.70	34,153	65,847

Total	34,153		34,153

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

2.1	Stock purchase agreement (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 7, 2019).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

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

AMES NATIONAL CORPORATION

DATE: May 6, 2020	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President

By: /s/ John L. Pierschbacher

John L. Pierschbacher. Chief Financial Officer