Form 10-Q
period 2020-06-30
AMES NATIONAL CORP
filed 2020-08-06
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 9,122,747 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
ASSETS	2020	2019

Cash and due from banks	$32,528,234	$34,616,880
Interest-bearing deposits in financial institutions and federal funds sold	145,990,834	108,947,624
Securities available-for-sale	513,615,814	479,843,448
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,154,800	3,138,900
Loans receivable, net	1,146,046,388	1,048,147,496
Loans held for sale	2,033,360	2,776,785
Bank premises and equipment, net	17,628,860	17,810,605
Accrued income receivable	10,801,448	11,788,409
Other real estate owned	631,647	4,003,684
Bank-owned life insurance	2,878,838	2,842,713
Deferred income taxes, net	-	1,151,016
Intangible assets, net	3,524,814	3,959,260
Goodwill	12,424,434	12,114,559
Other assets	5,712,963	6,041,126

Total assets	$1,896,972,434	$1,737,182,505

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$332,285,659	$267,441,988
Interest-bearing checking	483,065,694	461,857,728
Savings and money market	553,546,573	481,642,221
Time, $250,000 and over	69,189,546	74,206,421
Other time	205,455,750	208,026,740
Total deposits	1,643,543,222	1,493,175,098

Securities sold under agreements to repurchase	36,892,657	42,033,570
FHLB advances	3,000,000	5,000,000
Dividends payable	-	2,213,459
Deferred income taxes, net	1,194,894	-
Accrued expenses and other liabilities	11,191,759	7,180,906
Total liabilities	1,695,822,532	1,549,603,033

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,122,747 and 9,222,747 as of June 30, 2020 and December 31, 2019, respectively	18,245,494	18,445,494
Additional paid-in capital	17,001,736	18,794,141
Retained earnings	151,910,115	146,225,085
Accumulated other comprehensive income	13,992,557	4,114,752
Total stockholders' equity	201,149,902	187,579,472

Total liabilities and stockholders' equity	$1,896,972,434	$1,737,182,505

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Interest and dividend income:
Loans, including fees	$12,569,869	$10,808,142	$25,156,883	$21,509,571
Securities:
Taxable	1,917,332	1,554,713	3,738,572	3,043,565
Tax-exempt	954,525	1,067,955	1,864,422	2,168,529
Other interest and dividend income	195,703	290,465	713,015	528,033
Total interest income	15,637,429	13,721,275	31,472,892	27,249,698

Interest expense:
Deposits	1,898,046	2,606,384	4,548,412	4,965,216
Other borrowed funds	59,355	184,634	198,527	383,848
Total interest expense	1,957,401	2,791,018	4,746,939	5,349,064

Net interest income	13,680,028	10,930,257	26,725,953	21,900,634

Provision for loan losses	1,566,476	68,320	3,882,631	166,414

Net interest income after provision for loan losses	12,113,552	10,861,937	22,843,322	21,734,220

Noninterest income:
Wealth management income	909,728	1,019,143	1,771,461	1,803,757
Service fees	305,544	387,133	746,237	757,429
Securities gains, net	43,910	1,890	429,925	1,890
Gain on sale of loans held for sale	572,718	224,031	839,458	396,757
Merchant and card fees	410,414	386,384	836,254	747,525
Other noninterest income	185,910	194,358	436,081	431,289
Total noninterest income	2,428,224	2,212,939	5,059,416	4,138,647

Noninterest expense:
Salaries and employee benefits	5,812,449	4,797,497	11,587,645	9,513,325
Data processing	1,336,401	872,064	2,527,453	1,763,445
Occupancy expenses, net	656,752	518,559	1,347,938	1,117,564
FDIC insurance assessments	49,857	91,666	49,857	191,895
Professional fees	397,755	382,983	741,479	771,829
Business development	181,546	248,178	445,689	516,775
Intangible asset amortization	217,223	139,314	434,446	302,978
New market tax credit projects amortization	145,390	-	290,771	-
Other operating expenses, net	302,138	167,717	724,282	496,923
Total noninterest expense	9,099,511	7,217,978	18,149,560	14,674,734

Income before income taxes	5,442,265	5,856,898	9,753,178	11,198,133

Provision for income taxes	1,014,600	1,239,305	1,771,000	2,343,105

Net income	$4,427,665	$4,617,593	$7,982,178	$8,855,028

Basic and diluted earnings per share	$0.49	$0.50	$0.87	$0.96

Dividends declared per share	$-	$0.24	$0.25	$0.48

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$4,427,665	$4,617,593	$7,982,178	$8,855,028
Unrealized gains on securities before tax:
Unrealized holding gains arising during the period	12,729,731	4,469,777	13,600,333	10,041,561
Less: reclassification adjustment for gains realized in net income	43,910	1,890	429,925	1,890
Other comprehensive income, before tax	12,685,821	4,467,887	13,170,408	10,039,671
Tax effect related to other comprehensive income	(3,171,456)	(1,116,972)	(3,292,603)	(2,509,918)
Other comprehensive income, net of tax	9,514,365	3,350,915	9,877,805	7,529,753
Comprehensive income	$13,942,030	$7,968,508	$17,859,983	$16,384,781

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
Three and Six Months Ended June 30, 2020 and 2019

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income, Net of	Total Stockholders'
	Shares	Amount	Capital	Earnings	Taxes	Equity

Balance, March 31, 2019	9,242,822	$18,485,644	$19,276,388	$139,910,979	$103,747	$177,776,758
Net income	-	-	-	4,617,593	-	4,617,593
Other comprehensive income	-	-	-	-	3,350,915	3,350,915
Retirement of stock	(10,700)	(21,400)	(256,621)	-	-	(278,021)
Cash dividends declared, $0.24 per share	-	-	-	(2,215,709)	-	(2,215,709)
Balance, June 30, 2019	9,232,122	$18,464,244	$19,019,767	$142,312,863	$3,454,662	$183,251,536

Balance, March 31, 2020	9,188,594	$18,377,188	$18,155,547	$147,482,450	$4,478,192	$188,493,377
Net income	-	-	-	4,427,665	-	4,427,665
Other comprehensive income	-	-	-	-	9,514,365	9,514,365
Retirement of stock	(65,847)	(131,694)	(1,153,811)	-	-	(1,285,505)
Balance, June 30, 2020	9,122,747	$18,245,494	$17,001,736	$151,910,115	$13,992,557	$201,149,902

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2018	9,293,305	$18,586,610	$20,461,724	$137,891,821	$(4,075,091)	$172,865,064
Net income	-	-	-	8,855,028	-	8,855,028
Other comprehensive income	-	-	-	-	7,529,753	7,529,753
Retirement of stock	(61,183)	(122,366)	(1,441,957)	-	-	(1,564,323)
Cash dividends declared, $0.48 per share	-	-	-	(4,433,986)	-	(4,433,986)
Balance, June 30, 2019	9,232,122	$18,464,244	$19,019,767	$142,312,863	$3,454,662	$183,251,536

Balance, December 31, 2019	9,222,747	$18,445,494	$18,794,141	$146,225,085	$4,114,752	$187,579,472
Net income	-	-	-	7,982,178	-	7,982,178
Other comprehensive income	-	-	-	-	9,877,805	9,877,805
Retirement of stock	(100,000)	(200,000)	(1,792,405)			(1,992,405)
Cash dividends declared, $0.25 per share	-	-	-	(2,297,148)	-	(2,297,148)
Balance, June 30, 2020	9,122,747	$18,245,494	$17,001,736	$151,910,115	$13,992,557	$201,149,902

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Six Months Ended June 30, 2020 and 2019
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,982,178	$8,855,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,882,631	166,414
Provision for off-balance sheet commitments	41,000	-
Amortization of securities, available-for-sale, loans and deposits, net	252,269	739,633
Amortization of intangible asset	434,446	302,978
Depreciation	711,942	576,757
Deferred income taxes	(946,692)	125,049
Securities (gains), net	(429,925)	(1,890)
(Gain) on sales of loans held for sale	(839,458)	(396,757)
Proceeds from loans held for sale	41,226,181	17,485,451
Originations of loans held for sale	(39,643,298)	(17,454,352)
Loss on sale of premises and equipment, net	-	500
Amortization of investment in new market tax credit projects	290,771	-
(Gain) on sale of other real estate owned, net	(21,958)	(43,414)
Change in assets and liabilities:
Decrease in accrued income receivable	986,961	417,561
(Increase) decrease in other assets	28,462	(523,361)
Increase in accrued expenses and other liabilities	3,969,853	651,186
Net cash provided by operating activities	17,925,363	10,900,783

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(102,224,803)	(35,113,621)
Proceeds from sale of securities available-for-sale	5,462,657	5,973,154
Proceeds from maturities and calls of securities available-for-sale	75,571,989	38,381,532
Purchase of FHLB stock	(116,500)	(3,912,500)
Proceeds from the redemption of FHLB stock	100,600	4,448,000
Net (increase) in interest bearing deposits in financial institutions and federal funds sold	(37,043,210)	(41,377,929)
Net (increase) decrease in loans	(101,265,019)	16,896,403
Net proceeds from the sale of other real estate owned	3,404,733	655,161
Purchase of bank premises and equipment	(528,647)	(492,149)
Cash paid for bank acquired	(309,875)	-
Other	(36,125)	(28,300)
Net cash (used in) investing activities	(156,984,200)	(14,570,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	150,614,117	23,402,168
Decrease in securities sold under agreements to repurchase	(5,140,913)	(8,981,386)
Payments on FHLB borrowings	(2,000,000)	(12,600,000)
Dividends paid	(4,510,608)	(4,355,737)
Stock repurchases	(1,992,405)	(1,564,323)
Net cash provided by (used in) financing activities	136,970,191	(4,099,278)

Net (decrease) in cash and due from banks	(2,088,646)	(7,768,744)

CASH AND DUE FROM BANKS
Beginning	34,616,880	30,384,066
Ending	$32,528,234	$22,615,322

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Six Months Ended June 30, 2020 and 2019
	2020	2019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,259,558	$5,148,519
Income taxes	675,614	2,248,474

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$10,738	$-

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and six months ended June 30, 2020 and 2019 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At June 30, 2020, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

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

The following table summarizes the fair value of the total consideration transferred as a part of the ISSB Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction (in thousands):

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

On July 8, 2020, the Company declared a cash dividend on its common stock, payable on August 14, 2020 to stockholders of record as of July 31, 2020, equal to $0.25 per share.

4.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2020 and 2019 was 9,128,848 and 9,239,969, respectively. The weighted average outstanding shares for the six months ended June 30, 2020 and 2019 were 9,174,021 and 9,250,392, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2020 and December 31, 2019 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2020

U.S. government treasuries	$9,280	$9,280	$-	$-
U.S. government agencies	104,288	-	104,288	-
U.S. government mortgage-backed securities	107,150	-	107,150	-
State and political subdivisions	216,797	-	216,797	-
Corporate bonds	76,101	-	76,101	-

	$513,616	$9,280	$504,336	$-

2019

U.S. government treasuries	$9,452	$9,452	$-	$-
U.S. government agencies	126,433	-	126,433	-
U.S. government mortgage-backed securities	81,128	-	81,128	-
State and political subdivisions	195,302	-	195,302	-
Corporate bonds	67,528	-	67,528	-

	$479,843	$9,452	$470,391	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of June 30, 2020 and December 31, 2019 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2020

Loans receivable	$2,017	$-	$-	$2,017
Other real estate owned	632	-	-	632

Total	$2,649	$-	$-	$2,649

2019

Loans receivable	$535	$-	$-	$535
Other real estate owned	4,004	-	-	4,004

Total	$4,539	$-	$-	$4,539

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	2020
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$2,017	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$632	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2019
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$535	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$4,004	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

* Evaluations of the underlying assets are completed for each collateral dependent impaired loan with a specific reserve. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan, thus providing a range would not be meaningful.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of June 30, 2020 and December 31, 2019 (in thousands):

		2020		2019
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$32,528	$32,528	$34,617	$34,617
Interest-bearing deposits	Level 1	145,991	145,991	108,948	108,948
Securities available-for-sale	See previous table	513,616	513,616	479,843	479,843
FHLB and FRB stock	Level 2	3,155	3,155	3,139	3,139
Loans receivable, net	Level 2	1,146,046	1,106,246	1,048,147	1,025,032
Loans held for sale	Level 2	2,033	2,033	2,777	2,777
Accrued income receivable	Level 1	10,801	10,801	11,788	11,788
Financial liabilities:
Deposits	Level 2	$1,643,543	$1,646,977	$1,493,175	$1,495,155
Securities sold under agreements to repurchase	Level 1	36,893	36,893	42,034	42,034
FHLB advances	Level 2	3,000	3,110	5,000	4,935
Accrued interest payable	Level 1	966	966	1,163	1,163

The methodologies used to determine fair value as of June 30, 2020 did not change from the methodologies described in the December 31, 2019 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of June 30, 2020 and December 31, 2019 are summarized below (in thousands):

2020:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$8,893	$387	$-	$9,280
U.S. government agencies	99,091	5,203	(6)	104,288
U.S. government mortgage-backed securities	104,063	3,114	(27)	107,150
State and political subdivisions	211,593	5,322	(118)	216,797
Corporate bonds	71,319	4,793	(11)	76,101
	$494,959	$18,819	$(162)	$513,616

2019:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$9,392	$64	$(4)	$9,452
U.S. government agencies	124,913	1,609	(89)	126,433
U.S. government mortgage-backed securities	80,295	867	(34)	81,128
State and political subdivisions	193,745	1,852	(295)	195,302
Corporate bonds	66,012	1,542	(26)	67,528
	$474,357	$5,934	$(448)	$479,843

The amortized cost and fair value of debt securities available-for-sale as of June 30, 2020, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$48,856	$49,216
Due after one year through five years	234,542	243,595
Due after five years through ten years	181,220	189,531
Due after ten years	30,341	31,274
Total	$494,959	$513,616

Securities with a carrying value of $197.1 million and $180.0 million at June 30, 2020 and December 31, 2019, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The proceeds, gains and losses for securities available-for-sale for the three and six months ended June 30, 2020 and 2019 are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Proceeds from sales of securities available-for-sale	$2,078	$5,973	$5,463	$5,973
Gross realized gains on securities available-for-sale	44	21	430	21
Gross realized losses on securities available-for-sale	-	(19)	-	(19)
Tax provision applicable to net realized gains on securities available-for-sale	11	-	108	-

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
2020:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	$-	$-	$-	$-
U.S. government agencies	938	(6)	-	-	938	(6)
U.S. government mortgage-backed securities	11,784	(25)	1,712	(2)	13,496	(27)
State and political subdivisions	6,697	(114)	180	(4)	6,877	(118)
Corporate bonds	493	(11)	-	-	493	(11)
	$19,912	$(156)	$1,892	$(6)	$21,804	$(162)

	Less than 12 Months		12 Months or More		Total
2019:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$3,023	$(4)	$-	$-	$3,023	$(4)
U.S. government agencies	23,827	(85)	2,520	(4)	26,347	(89)
U.S. government mortgage-backed securities	14,885	(28)	1,934	(6)	16,819	(34)
State and political subdivisions	17,512	(125)	5,954	(170)	23,466	(295)
Corporate bonds	4,129	(26)	-	-	4,129	(26)
	$63,376	$(268)	$10,408	$(180)	$73,784	$(448)

Gross unrealized losses on debt securities totaled $162,000 as of June 30, 2020. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

8.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

	2020	2019

Real estate - construction	$51,045	$47,895
Real estate - 1 to 4 family residential	205,254	201,510
Real estate - commercial	463,077	435,850
Real estate - agricultural	160,286	160,771
Commercial [1]	158,217	84,084
Agricultural	109,066	111,945
Consumer and other	17,704	18,791
	1,164,649	1,060,846
Less:
Allowance for loan losses	(16,005)	(12,619)
Deferred loan fees [2]	(2,598)	(80)
Loans receivable, net	$1,146,046	$1,048,147

[1] Commercial loan portfolio as of June 30, 2020 includes $78.3 million Payroll Protection Program ("PPP") loans
[2] Deferred loan fees as of June 30, 2020 includes $2.5 million of fees related to the PPP loans.

Activity in the allowance for loan losses, on a disaggregated basis, for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30, 2020
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2020	$753	$2,336	$6,552	$1,563	$1,672	$1,815	$218	$14,909
Provision (credit) for loan losses	96	183	724	150	366	15	32	1,566
Recoveries of loans charged-off	-	3	1	-	2	-	2	8
Loans charged-off	-	(17)	(413)	-	(46)	-	(2)	(478)
Balance, June 30, 2020	$849	$2,505	$6,864	$1,713	$1,994	$1,830	$250	$16,005

	Six Months Ended June 30, 2020
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2019	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619
Provision (credit) for loan losses	176	397	1,944	387	578	352	49	3,883
Recoveries of loans charged-off	1	3	2	-	4	-	4	14
Loans charged-off	-	(17)	(444)	-	(46)	-	(4)	(511)
Balance, June 30, 2020	$849	$2,505	$6,864	$1,713	$1,994	$1,830	$250	$16,005

	Three Months Ended June 30, 2019
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2019	$736	$1,850	$4,770	$1,258	$1,610	$1,392	$196	$11,812
Provision (credit) for loan losses	(15)	(1)	136	43	(21)	(61)	(13)	68
Recoveries of loans charged-off	-	1	-	-	1	1	4	7
Loans charged-off	-	(3)	-	-	-	-	(15)	(18)
Balance, June 30, 2019	$721	$1,847	$4,906	$1,301	$1,590	$1,332	$172	$11,869

	Six Months Ended June 30, 2019
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2018	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684
Provision (credit) for loan losses	11	27	291	103	(211)	(53)	(2)	166
Recoveries of loans charged-off	11	3	-	-	29	1	4	48
Loans charged-off	-	(3)	-	-	(5)	-	(21)	(29)
Balance, June 30, 2019	$721	$1,847	$4,906	$1,301	$1,590	$1,332	$172	$11,869

Allowance for loan losses disaggregated on the basis of impairment analysis method as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

2020		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$150	$-	$-	$558	$40	$6	$754
Collectively evaluated for impairment	849	2,355	6,864	1,713	1,436	1,790	244	15,251
Balance June 30, 2020	$849	$2,505	$6,864	$1,713	$1,994	$1,830	$250	$16,005

2019		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$209	$-	$-	$-	$-	$-	$209
Collectively evaluated for impairment	672	1,913	5,362	1,326	1,458	1,478	201	12,410
Balance December 31, 2019	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619

Loans receivable disaggregated on the basis of impairment analysis method as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

2020		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,192	$11,136	$2,063	$1,775	$1,711	$24	$17,901
Collectively evaluated for impairment	51,045	204,062	451,941	158,223	156,442	107,355	17,680	1,146,748

Balance June 30, 2020	$51,045	$205,254	$463,077	$160,286	$158,217	$109,066	$17,704	$1,164,649

2019		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,204	$83	$84	$462	$2,951	$4	$4,788
Collectively evaluated for impairment	47,895	200,306	435,767	160,687	83,622	108,994	18,787	1,056,058

Balance December 31, 2019	$47,895	$201,510	$435,850	$160,771	$84,084	$111,945	$18,791	$1,060,846

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

Impaired loans, on a disaggregated basis, as of June 30, 2020 and December 31, 2019 (in thousands):

	2020			2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	224	269	-	460	796	-
Real estate - commercial	11,136	11,907	-	83	435	-
Real estate - agricultural	2,063	2,079	-	84	97	-
Commercial	523	568	-	462	517	-
Agricultural	1,178	1,335	-	2,951	3,071	-
Consumer and other	6	6	-	4	4	-
Total loans with no specific reserve:	15,130	16,164	-	4,044	4,920	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	968	1,293	150	744	755	209
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	1,252	1,252	558	-	-	-
Agricultural	533	535	40	-	-	-
Consumer and other	18	18	6	-	-	-
Total loans with specific reserve:	2,771	3,098	754	744	755	209

Total
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	1,192	1,562	150	1,204	1,551	209
Real estate - commercial	11,136	11,907	-	83	435	-
Real estate - agricultural	2,063	2,079	-	84	97	-
Commercial	1,775	1,820	558	462	517	-
Agricultural	1,711	1,870	40	2,951	3,071	-
Consumer and other	24	24	6	4	4	-

	$17,901	$19,262	$754	$4,788	$5,675	$209

Average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	164	-	209	6
Real estate - commercial	10,877	-	135	29
Real estate - agricultural	1,429	-	78	-
Commercial	468	2	235	-
Agricultural	2,092	-	943	-
Consumer and other	45	-	-	-
Total loans with no specific reserve:	15,075	2	1,600	35

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	1,031	-	89	-
Real estate - commercial	488	-	-	-
Real estate - agricultural	-	-	-	-
Commercial	710	-	2,535	-
Agricultural	495	-	-	-
Consumer and other	9	-	7	-
Total loans with specific reserve:	2,733	-	2,631	-

Total
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	1,195	-	298	6
Real estate - commercial	11,365	-	135	29
Real estate - agricultural	1,429	-	78	-
Commercial	1,178	2	2,770	-
Agricultural	2,587	-	943	-
Consumer and other	54	-	7	-

	$17,808	$2	$4,231	$35

	Six Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	263	-	223	26
Real estate - commercial	7,279	-	133	60
Real estate - agricultural	980	6	76	-
Commercial	466	2	239	-
Agricultural	2,378	-	629	-
Consumer and other	31	-	-	-
Total loans with no specific reserve:	11,397	8	1,300	86

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	935	-	97	-
Real estate - commercial	325	-	-	-
Real estate - agricultural	-	-	-	-
Commercial	473	-	2,490	-
Agricultural	330	-	-	-
Consumer and other	6	-	10	1
Total loans with specific reserve:	2,069	-	2,597	1

Total
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	1,198	-	320	26
Real estate - commercial	7,604	-	133	60
Real estate - agricultural	980	6	76	-
Commercial	939	2	2,729	-
Agricultural	2,708	-	629	-
Consumer and other	37	-	10	1

	$13,466	$8	$3,897	$87

The interest foregone on nonaccrual loans for the three months ended June 30, 2020 and 2019 was approximately $312,000 and $59,000, respectively. The interest foregone on nonaccrual loans for the six months ended June 30, 2020 and 2019 was approximately $501,000 and $117,000, respectively.

Nonaccrual loans at June 30, 2020 and December 31, 2019 were $17,901,000 and $4,788,000 respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $1,276,000 as of June 30, 2020, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $1,171,000 as of December 31, 2019, all of which were included in impaired and nonaccrual loans.

During the three months ended June 30, 2020 and 2019, the Company did not grant any concessions to borrowers that are facing financial difficulties. During the six months ended June 30, 2020, the Company granted concessions to two borrowers facing financial difficulties. One loan was secured by commercial real estate and the second loan was secured by a commercial operating note. Payments on these loans were deferred for six months and the interest rate was reduced below the market interest rate. During the six months ended June 30, 2019, the Company did not grant concessions to any borrowers facing financial difficulty. COVID-19 related loan modifications are not reported as TDR’s.

There were no TDR loans that were modified during the six months ended June 30, 2020 and twelve months ended June 30, 2019 that had payment defaults. The Company considers TDR loans to have payment default when it is past due 60 days or more.

There were $16,000 of net charge-offs related to TDRs for the three months ended June 30, 2020 and $31,000 of net charge-offs related to TDRs for the six months ended June 30, 2020. There were no charge-offs related to TDRs for the three and six months ended June 30, 2019.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the FDIC, (the "agencies") issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor grants a concession and the debtor is experiencing financial difficulties. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company is applying this guidance to qualifying loan modifications. There were $122,778,000 of loans modified under these rules during the six months ended June 30, 2020. These loans did not have financial difficulty prior to the COVID-19 pandemic and were generally modified for principal and interest payment deferral or interest only payments for up to six months.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2020 and December 31, 2019, is as follows (in thousands):

2020		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$429	$-	$429	$50,616	$51,045	$-
Real estate - 1 to 4 family residential	749	233	982	204,272	205,254	109
Real estate - commercial	4,940	10,325	15,265	447,812	463,077	-
Real estate - agricultural	586	2,004	2,590	157,696	160,286	-
Commercial	268	1,572	1,840	156,377	158,217	-
Agricultural	149	1,747	1,896	107,170	109,066	532
Consumer and other	30	20	50	17,654	17,704	-

	$7,151	$15,901	$23,052	$1,141,597	$1,164,649	$641

2019		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$1,796	$-	$1,796	$46,099	$47,895	$-
Real estate - 1 to 4 family residential	811	290	1,101	200,409	201,510	188
Real estate - commercial	387	-	387	435,463	435,850	-
Real estate - agricultural	422	-	422	160,349	160,771	-
Commercial	518	237	755	83,329	84,084	-
Agricultural	666	2,587	3,253	108,692	111,945	62
Consumer and other	146	6	152	18,639	18,791	5

	$4,746	$3,120	$7,866	$1,052,980	$1,060,846	$255

The increase in the 90 days or greater loans from December 31, 2019 is primarily due to one hospitality loan as of June 30, 2020.

The credit risk profile by internally assigned grade, on a disaggregated basis, as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

2020	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$38,995	$352,549	$115,509	$135,955	$79,597	$722,605
Watch	12,050	90,122	33,718	16,302	24,570	176,762
Special Mention	-	5,015	-	1,057	-	6,072
Substandard	-	4,255	8,996	3,128	3,188	19,567
Substandard-Impaired	-	11,136	2,063	1,775	1,711	16,685

	$51,045	$463,077	$160,286	$158,217	$109,066	$941,691

2019	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$41,073	$387,274	$118,692	$62,655	$90,083	$699,777
Watch	6,822	29,209	32,780	16,147	15,248	100,206
Special Mention	-	4,581	-	-	-	4,581
Substandard	-	14,703	9,215	4,820	3,663	32,401
Substandard-Impaired	-	83	84	462	2,951	3,580

	$47,895	$435,850	$160,771	$84,084	$111,945	$840,545

The credit risk profile based on payment activity, on a disaggregated basis, as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

2020	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$203,953	$17,684	$221,637
Non-performing	1,301	20	1,321

	$205,254	$17,704	$222,958

2019	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$200,117	$18,782	$218,899
Non-performing	1,393	9	1,402

	$201,510	$18,791	$220,301

9.	Goodwill

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

In conjunction with the acquisition of ISSB in 2019, the Company recorded $1.9 million in core deposit intangible assets. The following sets forth the carrying amounts and accumulated amortization of the intangible assets at June 30, 2020 and December 31, 2019 (in thousands):

	2020		2019
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$3,140	$6,411	$2,745
Customer list	535	281	535	242

Total	$6,946	$3,421	$6,946	$2,987

The weighted average life of the intangible assets is 4.0 years as of June 30, 2020 and 4.2 years as of December 31, 2019.

The following sets forth the activity related to the intangible assets for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Beginning intangible assets, net	$3,742	$2,514	$3,959	$2,678
Amortization	(217)	(139)	(434)	(303)

Ending intangible assets, net	$3,525	$2,375	$3,525	$2,375

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2020	$392
2021	628
2022	574
2023	502
2024	337
2025	301
After	791

Total	$3,525

11.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of June 30, 2020 and December 31, 2019 (in thousands):

	2020	2019
Securities sold under agreements to repurchase:
U.S. government treasuries	$2,486	$3,528
U.S. government agencies	39,793	35,557
U.S. government mortgage-backed securities	14,495	19,614

Total pledged collateral	$56,774	$58,699

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

12.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since December 31, 2019 is due primarily to the increase in the net unrealized gains on investment securities.

13.	Regulatory Matters

On June 30, 2020, the Banks qualified for and elected to use the community bank leverage ratio (CBLR) framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year. The CBLR will increase to 9% beginning January 1, 2022. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The Company and the Banks’ capital amounts and ratios as of June 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

			To Be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio

As of June 30, 2020:
Community Bank Leverage Ratio:
(Tier 1 capital to average assets for leverage ratio):
Boone Bank & Trust	$13,508	9.3%	$11,658	8.0%
First National Bank	84,372	8.7	78,018	8.0
Iowa State Savings Bank	20,913	9.4	17,873	8.0
Reliance State Bank	22,330	9.8	18,283	8.0
State Bank & Trust	15,881	8.8	14,403	8.0
United Bank & Trust	10,204	9.6	8,537	8.0

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2019:
Total capital (to risk- weighted assets):
Consolidated	$180,834	14.3%	$132,878	10.50%	N/A	N/A
Boone Bank & Trust	14,205	14.1	10,610	10.50	$10,105	10.0%
First National Bank	87,375	13.9	66,180	10.50	63,028	10.0
Iowa State Savings Bank	20,610	14.2	15,208	10.50	14,483	10.0
Reliance State Bank	24,487	13.0	19,778	10.50	18,836	10.0
State Bank & Trust	16,800	13.5	13,115	10.50	12,490	10.0
United Bank & Trust	10,775	14.3	7,910	10.50	7,534	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$167,514	13.2%	$107,568	8.50%	N/A	N/A
Boone Bank & Trust	13,274	13.1	8,589	8.50	$8,084	8.0%
First National Bank	80,665	12.8	53,574	8.50	50,423	8.0
Iowa State Savings Bank	20,151	13.9	12,311	8.50	11,587	8.0
Reliance State Bank	22,166	11.8	16,010	8.50	15,069	8.0
State Bank & Trust	15,233	12.2	10,617	8.50	9,992	8.0
United Bank & Trust	9,955	13.2	6,403	8.50	6,027	8.0

Tier 1 capital (to average- assets):
Consolidated	$167,544	10.1%	$66,234	4.00%	N/A	N/A
Boone Bank & Trust	13,274	9.5	5,604	4.00	$7,005	5.0%
First National Bank	80,665	9.3	34,702	4.00	43,378	5.0
Iowa State Savings Bank	20,151	9.5	8,453	4.00	10,567	5.0
Reliance State Bank	22,166	10.0	8,886	4.00	11,108	5.0
State Bank & Trust	15,233	9.5	6,384	4.00	7,980	5.0
United Bank & Trust	9,955	9.8	4,073	4.00	5,091	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$167,544	13.2%	$88,585	7.00%	N/A	N/A
Boone Bank & Trust	13,274	13.1	7,074	7.00	$6,568	6.5%
First National Bank	80,665	12.8	44,120	7.00	40,968	6.5
Iowa State Savings Bank	20,151	13.9	10,138	7.00	9,414	6.5
Reliance State Bank	22,166	11.8	13,185	7.00	12,243	6.5
State Bank & Trust	15,233	12.2	8,743	7.00	8,119	6.5
United Bank & Trust	9,955	13.2	5,273	7.00	4,897	6.5

14.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after June 30, 2020, but prior to August 6, 2020, that provided additional evidence about conditions that existed at June 30, 2020. Except for dividends declared on July 8, 2020, there were no other significant events or transactions that provided evidence about conditions that did not exist at June 30, 2020.

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

The Company announced the closing of two branches of Iowa State Bank located in Diagonal and Corning, Iowa and the closing of one branch of First National located in Murray, Iowa as a result of limited customer activity. We expect to serve these customers at other branches.

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

The Company had net income of $4,428,000, or $0.49 per share, for the three months ended June 30, 2020, compared to net income of $4,618,000, or $0.50 per share, for the three months ended June 30, 2019.

The decrease in earnings is primarily due to the additional provision for loan losses in 2020. The increase in the provision for loan losses was primarily due to the economic slowdown associated with COVID-19 and to a lesser extent the increase in net charge-offs. The economic slowdown associated with COVID-19 will adversely affect our loan portfolios, but will more quickly affect the loans associated with hospitality and entertainment industries. As of June 30, 2020 approximately 8.3% of our loan portfolio is associated with these industries. There have been requests for loan payment modifications across all loan portfolios. These modifications were primarily related to payment deferrals or interest only payments for up to six months. The total loans modified was approximately $122,778,000 as of June 30, 2020. The federal government is providing numerous programs to lessen the effects of COVID-19 on the economy and on our loan portfolio. The severity of the effect of COVID-19 on our operations is difficult to determine at this time. The State of Iowa has been easing restrictions on non-essential businesses. The longer these restrictions are in place the more severe the effects of the economic slowdown will be and the greater the negative consequences for our loan customers which, in turn, could adversely affect the Company’s financial condition, liquidity and results of operations.

Net loan charge-offs totaled $470,000 and $11,000 for the three months ended June 30, 2020 and 2019, respectively. The provision for loan losses totaled $1,566,000 and $68,000 for the three months ended June 30, 2020 and 2019, respectively.

The Company had net income of $7,982,000, or $0.87 per share, for the six months ended June 30, 2020, compared to net income of $8,855,000, or $0.96 per share, for the six months ended June 30, 2019.

The decrease in earnings is primarily the result of the additional provision for loan losses in 2020. The increase in the provision for loan losses was primarily due to the economic slowdown associated with COVID-19 and to a lesser extent loan growth and the increase in net charge-offs.

Net loan charge-offs (recoveries) totaled $497,000 and ($19,000) for the six months ended June 30, 2020 and 2019, respectively. The provision for loan losses totaled $3,883,000 and $166,000 for the six months ended June 30, 2020 and 2019, respectively.

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

The Company conducts business in the State of Iowa and Iowa began to place significant restrictions on companies and individuals on March 9, 2020 as a result of the COVID-19 pandemic. The State of Iowa has eased many of the restrictions related to the COVID-19 pandemic. As an organization that focuses on community banking, we are concerned about the health of our customers, employees and local communities and keep that thought at the forefront of our decisions. The Company, as a financial institution, is considered an essential business and therefore continues to operate. The Company’s bank lobbies are generally open to the public, with business also being transacted through our drive up facilities, online, telephone or by appointment. Some of the mitigations in place at our offices related to COVID-19 include face coverings, social distancing, frequent hand washing, and protective shields. Although the Company anticipates moving toward normalized operations, changes in restrictions by governmental authorities may change these plans.

The onset of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing the Company and its operations, including the following:

●

As the economic slowdown continues to evolve due to the pandemic, some of the Company’s customers may experience decreased revenues, which may correlate to an inability to make timely loan payments or maintain payrolls. This, in turn, could adversely impact the revenues and earnings of the Company by, among other things, requiring further increases in the allowance for loan losses and increases in the level of charge-offs in the loan portfolio. Although the economic slowdown will adversely affect the loan portfolio in general, it will more quickly affect loans associated with the hospitality and entertainment industries which comprise approximately 8.3% of the loan portfolio as of June 30, 2020. As detailed herein, the Company recognized a significant increase in provision expense during the six months ended June 30, 2020. The increase was due in part to the economic slowdown, and management anticipates additional increases in the allowance if the effects of COVID-19 restrictions continue to negatively impact the loan portfolio.

●

Local and the State of Iowa’s elevated unemployment may continue to cause economic challenges to our consumer and commercial customers due to the economic effects of COVID-19 restrictions. Higher levels of unemployment may adversely impact the revenues and earnings of the Company.

●	The Company anticipates a slowdown in demand for its products and services, including in the demand for traditional loans, although the timing of the recovery is uncertain.

●

Goodwill is currently evaluated for impairment quarterly and goodwill has been determined to not be impaired as of June 30, 2020. In the future goodwill may be impaired if the effects of COVID-19 restrictions negatively impacts our net income and fair value, particularly of our most recent acquisition. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 5,116 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	6 Months			Years Ended December 31,
	Ended	Ended	3 Months Ended
	June 30, 2020		March 31, 2020		2019		2018
	Company		Company	Industry*	Company	Industry*	Company	Industry*

Return on assets	0.94%	0.88%	0.81%	0.38%	1.14%	1.29%	1.23%	1.35%

Return on equity	9.09%	8.27%	7.44%	3.50%	9.48%	11.40%	10.09%	11.98%

Net interest margin	3.10%	3.14%	3.18%	3.13%	3.21%	3.36%	3.23%	3.40%

Efficiency ratio	56.49%	57.10%	57.73%	58.50%	58.51%	56.63%	55.90%	56.27%

Capital ratio	10.35%	10.63%	10.92%	10.44%	12.05%	9.66%	12.18%	9.70%

*Latest available data

Key performances indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 0.94% and 1.27% for the three months ended June 30, 2020 and 2019, respectively. This ratio declined primarily due to an increase in the provision for loan losses for the three months ended June 30, 2020 as compared to 2019.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 9.09% and 10.32% for the three months ended June 30, 2020 and 2019, respectively. This ratio declined primarily due to an increase in the provision for loan losses for the three months ended June 30, 2020 as compared to 2019.

●	Net Interest Margin

The net interest margin for the three months ended June 30, 2020 and 2019 was 3.10% and 3.20%, respectively. The ratio is calculated by dividing tax equivalent net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 56.49% and 54.92% for the three months ended June 30, 2020 and 2019, respectively. The efficiency ratio remains comparable to the prior quarter last year.

●	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 10.35% as of June 30, 2020 is comparable to the industry average of 10.44% as of March 31, 2020.

Industry Results:

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2020

Quarterly Net Income Falls by 69.6% From First Quarter 2019

Aggregate net income for the 5,116 FDIC-insured commercial banks and savings institutions totaled $18.5 billion during first quarter 2020, a decline of $42.2 billion (69.6%) from a year ago. The decline in net income is a reflection of deteriorating economic activity, which resulted in an increase in provision expenses and goodwill impairment charges. The decline was broad-based, as slightly more than half (55.9%) of all banks reported annual declines in net income. The share of unprofitable banks increased from a year ago to 7.3%. The average return on assets ratio declined from 1.35% in first quarter 2019 to 0.38% in the current quarter.

Net Interest Income Declines 1.4% From 12 Months Ago

On an annual basis, net interest income declined for the second consecutive quarter, falling by $2 billion (1.4%) from a year ago. Less than half (44.6%) of all banks reported annual declines in net interest income. The average net interest margin (NIM) for the banking industry was down 29 basis points from a year ago to 3.13%, as the decline in average earning asset yields outpaced the decline in average funding costs. The year over-year compression of the NIM was broad-based, as it declined for all five asset size groups featured in the Quarterly Banking Profile.

Noninterest Income Increases 2.3% From a Year Ago

Noninterest income of $66.9 billion increased by $1.5 billion (2.3%) from 12 months ago. The annual increase was broad-based, as almost two-thirds (64.7%) of all banks reported higher noninterest income. The year-over-year increase in noninterest income was led by the all other noninterest income category, which includes merchant credit card fees, annual credit card fees, and credit card interchange fees. This category of income rose by $6.6 billion (22.7%), but was partially offset by declines in trading revenue on equity contracts (down $3.9 billion, or 136%) and servicing fee income (down $3.3 billion, or 215.3%).

Noninterest Expense Increases Almost 12% From First Quarter 2019

Noninterest expense increased by $13.6 billion (11.8%) from a year ago. Goodwill impairment charges, driven by a few institutions, rose by $8.4 billion. Approximately three out of every four banks (72.2%) reported annual increases in noninterest expense. All other noninterest expense rose by $3.4 billion (7.3%), and salary and employee benefits grew by $1.4 billion (2.5%). The average assets per employee increased from $8.8 million in first quarter 2019 to $9.8 million in first quarter 2020.

Provisions for Credit Losses Increase From a Year Ago

Due to deteriorating economic conditions and the implementation of the current expected credit losses (CECL) accounting methodology, which requires banks to allocate for expected losses over the life of the loan, provisions for credit losses increased by $38.8 billion (279.9%) from a year ago to $52.7 billion. Two hundred forty three banks adopted the CECL accounting standards in the first quarter. These institutions reported an aggregate $47.6 billion in provisions for credit losses. Almost half (49.9%) of all banks reported year-over-year increases in provisions for credit losses.

Net Charge-Offs Rise Almost 15% From a Year Ago

Net charge-offs totaled $14.6 billion in the first quarter, an increase of $1.9 billion (14.9%) from a year ago. Slightly more than two-thirds (68%) of the increase in total net charge-offs was in the commercial and industrial (C&I) loan portfolio. C&I loan portfolio net charge-offs increased by $1.3 billion (86.9%). Credit card portfolio net charge-offs increased by $387.3 million (4.4%). The average net charge-off rate rose by 5 basis points from a year ago to 0.55%. The C&I net charge-off rate rose by 20 basis points from a year ago to 0.47% but remains below a recent high of 0.50%.

Noncurrent Loan Rate Remains Stable at 0.93%

Noncurrent loan balances (90 days or more past due or in nonaccrual status) increased by $7 billion (7.3%) from the previous quarter, the highest quarterly dollar increase since first quarter 2010. Slightly less than half (46%) of all banks reported quarterly increases in noncurrent loan balances. Noncurrent loan balances in all major loan categories increased from the previous quarter. C&I noncurrent loan balances increased by $3.6 billion (20.7%) and nonfarm nonresidential noncurrent loan balances increased by $2 billion (25.3%). The average noncurrent loan rate rose just 2 basis points from the previous quarter to 0.93%, because of an increase in total loans and leases that also occurred in the quarter. The C&I noncurrent rate increased by 4 basis points from the previous quarter to 0.83%.

Total Assets Rise 8.6% From Fourth Quarter 2019

Total assets rose by $1.6 trillion (8.6%) from the previous quarter, driven by increases in cash and balances due from depository institutions (up $740.4 billion, or 44.4%) and loan and lease balances (up $442.9 billion, or 4.2%). Banks increased their securities holdings by $226.9 billion (5.7%) during the first quarter, with most of the growth led by mortgage-backed securities (up $152.6 billion, or 6.4%). With recent short term rate reductions in the first quarter, unrealized gains on available-for-sale securities rose by $41.8 billion (151.7%) and unrealized gains on held-to-maturity securities grew by $18.4 billion (110.2%).

Loan Balances Register Strong Growth From the Previous Quarter and a Year Ago

Total loan and lease balances expanded by $442.9 billion (4.2%) from the previous quarter. Slightly more than half (58.7%) of all banks increased their loan and lease balances from fourth quarter 2019. Almost all of the major loan categories reported quarterly increases. The C&I loan portfolio increased by $339.4 billion (15.4%), with most of the growth concentrated at the largest banks. Unfunded C&I loan commitments declined by $269 billion (12.7%), the largest quarterly dollar decrease in the ten years for which data are available. Loans to nondepository institutions grew by $87.0 billion (17.8%), while credit card balances declined by $68.6 billion (7.3%). Over the past 12 months, total loan and lease balances rose by $813.7 billion (8%), the highest annual growth rate since first quarter 2008.

Deposits Increase $1.2 Trillion From the Previous Quarter

Total deposit balances grew by $1.2 trillion (8.5%) from fourth quarter 2019. Interest-bearing accounts increased by $639.6 billion (6.4%) and noninterest-bearing accounts expanded by $446.3 billion (14.1%). Domestic deposits in accounts larger than $250,000 increased by $761.4 billion (10.8%) from fourth quarter 2019. Deposits held in foreign offices rose by $155.9 billion (11.8%). Nondeposit liabilities, which includes fed funds purchased, repurchase agreements, Federal Home Loan Bank (FHLB) advances, and secured and unsecured borrowings, increased by $147.1 billion (11.3%) from the previous quarter. The rise in nondeposit liabilities was primarily attributable to FHLB advances, which increased by $130.2 billion (27%). On an annual basis, total deposits increased by $1.9 trillion (13.3%), the largest year-over-year growth rate ever reported by the Quarterly Banking Profile.

Equity Capital Increases From the Previous Quarter

Equity capital increased by $4.2 billion (0.2%) from the previous quarter. Declared dividends of $32.7 billion exceeded the quarterly net income of $18.5 billion, resulting in a $14.2 billion reduction of retained earnings. Twelve insured institutions with $2 billion in total assets were below the requirements for the well-capitalized category as defined for Prompt Corrective Action purposes.

Two New Banks Open in First Quarter 2020

The number of FDIC-insured commercial banks and savings institutions declined from 5,177 to 5,116 during first quarter 2020. Two new banks were added, 57 institutions were absorbed by mergers, and one bank failed. The number of institutions on the FDIC’s “Problem Bank List” increased from 51 in fourth quarter 2019 to 54. Total assets of problem banks declined from $46.2 billion to $44.5 billion.

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

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At June 30, 2020, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. Goodwill may be impaired in the future if the effects of the COVID-19 restrictions negatively impacts our net income and fair value, particularly of our most recent acquisition. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the Company’s presentation of net interest income and net interest margin on a fully taxable equivalent (FTE) basis. Management believes these non-GAAP financial measures are widely used in the financial institutions industry and provide useful information to both management and investors to analyze and evaluate the Company’s financial performance. Limitations associated with non-GAAP financial measures include the risks that persons might disagree as to the appropriateness of items included in these measures and that different companies might calculate these measures differently. These non-GAAP disclosures should not be considered an alternative to the Company’s GAAP results. The following table reconciles the non-GAAP financial measures of net interest income and net interest margin on an FTE basis to GAAP (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$13,680	$10,930	$26,726	$21,901
Tax-equivalent adjustment (1)	255	284	496	576
Net interest income on an FTE basis (non-GAAP)	13,935	11,214	27,222	22,477
Average interest-earning assets	$1,797,290	$1,400,685	$1,733,323	$1,397,269
Net interest margin on an FTE basis (non-GAAP)	3.10%	3.20%	3.14%	3.22%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended June 30, 2020 and 2019

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2020 and 2019:

AVERAGE BALANCES AND INTEREST RATES

The following two tables are used to calculate the Company’s net interest margin. The first table includes the Company’s average assets and the related income to determine the average yield on earning assets. The second table includes the average liabilities and related expense to determine the average rate paid on interest-bearing liabilities. The net interest margin is equal to interest income less interest expense divided by average earning assets. Refer to the net interest income discussion following the tables for additional detail.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,

	2020			2019

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$145,337	$1,642	4.52%	$82,133	$1,119	5.45%
Agricultural	111,289	1,322	4.75%	81,803	1,304	6.37%
Real estate	881,437	9,371	4.25%	712,534	8,174	4.59%
Consumer and other	18,195	235	5.16%	16,694	211	5.06%

Total loans (including fees)	1,156,258	12,570	4.35%	893,164	10,808	4.84%

Investment securities
Taxable	317,447	1,948	2.45%	255,671	1,555	2.43%
Tax-exempt (2)	176,812	1,208	2.73%	202,232	1,352	2.67%
Total investment securities	494,259	3,156	2.55%	457,903	2,907	2.54%

Interest-bearing deposits with banks and federal funds sold	146,773	166	0.45%	49,618	290	2.34%

Total interest-earning assets	1,797,290	$15,892	3.54%	1,400,685	$14,005	4.00%

Noninterest-earning assets	83,938			53,992

TOTAL ASSETS	$1,881,228			$1,454,677

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,026,705	$699	0.27%	$790,872	$1,616	0.82%
Time deposits	277,939	1,199	1.73%	222,740	990	1.78%
Total deposits	1,304,644	1,898	0.58%	1,013,612	2,606	1.03%
Other borrowed funds	50,800	59	0.47%	40,930	185	1.80%

Total interest-bearing liabilities	1,355,444	1,957	0.58%	1,054,542	2,791	1.06%

Noninterest-bearing liabilities
Noninterest-bearing checking	318,609			212,929
Other liabilities	12,412			8,315

Stockholders' equity	194,763			178,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,881,228			$1,454,676

Net interest income		$13,935	3.10%		$11,214	3.20%

Spread Analysis
Interest income/average assets	$15,892	3.38%		$14,005	3.85%
Interest expense/average assets	$1,957	0.42%		$2,791	0.77%
Net interest income/average assets	$13,935	2.96%		$11,214	3.08%

Net Interest Income

For the three months ended June 30, 2020 and 2019, the Company's net interest margin adjusted for tax exempt income was 3.10% and 3.20%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2020 totaled $13,680,000 compared to $10,930,000 for the three months ended June 30, 2019.

For the three months ended June 30, 2020, interest income increased $1,916,000, or 14%, when compared to the same period in 2019. The increase from 2019 was primarily attributable to increased loan volume, related to the Acquisition. The increase in loan interest income due to loan volume was offset in part by an increase in foregone interest on nonaccrual loans of $253,000.

Interest expense decreased $834,000, or 30%, for the three months ended June 30, 2020 when compared to the same period in 2019. The lower interest expense for the period is primarily attributable to a decrease in rates on deposits due to market interest rates.

Provision for Loan Losses

A provision for loan losses of $1,566,000 was recognized for the three months ended June 30, 2020 as compared to $68,000 for the three months ended June 30, 2019. Net loan charge offs totaled $470,000 for the three months ended June 30, 2020 compared to $11,000 for the three months ended June 30, 2019. The increase in the provision for loan losses was primarily due to the economic slowdown associated with COVID-19 and to a lesser extent the increase in net charge-offs. The economic slowdown associated with COVID-19 will adversely affect our loan portfolios, but will more quickly affect loans associated with the hospitality and entertainment industries. As of June 30, 2020 approximately 8.3% of our loan portfolio is associated with these industries. There have been requests for loan payment modifications across all loan portfolios. These modifications were primarily related to payment deferrals or interest only payments for up to six months. The total loans modified was approximately $122,778,000 as of June 30, 2020. The federal government is providing numerous programs to lessen the effects of COVID-19 on the economy and on our loan portfolio. The severity of the effect of COVID-19 on our operations is difficult to determine at this time. The State of Iowa has been easing restrictions on non-essential businesses. The longer these restrictions are in place the more severe the effects of the economic slowdown will be and the greater the negative consequences for our loan customers which, in turn, could adversely affect the Company’s financial condition, liquidity and results of operations.

Noninterest Income and Expense

Noninterest income for the three months ended June 30, 2020 totaled $2,428,000 as compared to $2,213,000 for the three months ended June 30, 2019, an increase of 10%. The increase in noninterest income was primarily due to gain on sale of loans held for sale from increased refinancing in a low interest rate environment and to a lesser extent the Acquisition.

Noninterest expense for the three months ended June 30, 2020 totaled $9,100,000 compared to $7,218,000 recorded for the three months ended June 30, 2019, an increase of 26%. Most of the increase was related to the Acquisition. Excluding the Acquisition, the increases were related to salaries and employee benefits, data processing and the amortization of the investment in Federal New Market Tax Credit projects, offset in part by a decrease in FDIC insurance assessments. Salaries and employee benefits, excluding the Acquisition, increased 6% primarily due to normal increases in salaries, other employee benefits including health insurance costs and additional personnel. Data processing costs, excluding the Acquisition, increased primarily to facilitate remote access for customers and employees. The decrease in FDIC insurance assessments was due to the receipt of a small bank credit as the deposit insurance reserve ratio exceeded 1.35%. The remaining credit was fully utilized in the second quarter. The efficiency ratio was 56.5% for the second quarter of 2020 as compared to 54.9% in the second quarter of 2019.

Income Taxes

Income tax expense for the three months ended June 30, 2020 totaled $1,015,000 compared to $1,239,000 recorded for the three months ended June 30, 2019. The effective tax rate was 19% and 21% for the three months ended June 30, 2020 and 2019, respectively. The lower than expected tax rate in 2020 and 2019 was due primarily to tax-exempt interest income and New Market Tax Credits further lowered the tax rate in 2020.

Income Statement Review for the Six Months ended June 30, 2020 and 2019

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2020 and 2019:

AVERAGE BALANCES AND INTEREST RATES

The following two tables are used to calculate the Company’s net interest margin. The first table includes the Company’s average assets and the related income to determine the average yield on earning assets. The second table includes the average liabilities and related expense to determine the average rate paid on interest bearing liabilities. The net interest margin is equal to interest income less interest expense divided by average earning assets. Refer to the net interest income discussion following the tables for additional detail.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months Ended June 30,

	2020			2019

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$115,369	$2,723	4.72%	$83,164	$2,239	5.38%
Agricultural	110,792	3,021	5.45%	81,511	2,587	6.35%
Real estate	872,044	18,928	4.34%	713,274	16,267	4.56%
Consumer and other	18,339	485	5.29%	16,678	416	4.99%

Total loans (including fees)	1,116,544	25,157	4.51%	894,627	21,509	4.81%

Investment securities
Taxable	310,656	3,802	2.45%	253,421	3,044	2.40%
Tax-exempt (2)	173,649	2,360	2.72%	205,633	2,745	2.67%
Total investment securities	484,305	6,162	2.54%	459,054	5,789	2.52%

Interest-bearing deposits with banks and federal funds sold	132,474	650	0.98%	43,588	528	2.42%

Total interest-earning assets	1,733,323	$31,969	3.69%	1,397,269	$27,826	3.98%

Noninterest-earning assets	82,742			53,300

TOTAL ASSETS	$1,816,065			$1,450,569

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$991,298	$2,083	0.42%	$788,786	$3,133	0.79%
Time deposits	280,386	2,465	1.76%	218,380	1,832	1.68%
Total deposits	1,271,684	4,548	0.72%	1,007,166	4,965	0.99%
Other borrowed funds	50,495	199	0.79%	42,188	384	1.82%

Total interest-bearing liabilities	1,322,179	4,747	0.72%	1,049,354	5,349	1.02%

Noninterest-bearing liabilities
Noninterest-bearing checking	289,350			216,522
Other liabilities	11,561			8,090

Stockholders' equity	192,975			176,603

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,816,065			$1,450,569

Net interest income		$27,222	3.14%		$22,477	3.22%

Spread Analysis
Interest income/average assets	$31,969	3.52%		$27,826	3.84%
Interest expense/average assets	$4,747	0.52%		$5,349	0.74%
Net interest income/average assets	$27,222	3.00%		$22,477	3.10%

Net Interest Income

For the six months ended June 30, 2020 and 2019, the Company's net interest margin adjusted for tax exempt income was 3.14% and 3.22%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2020 totaled $26,726,000 compared to $21,901,000 for the six months ended June 30, 2019.

For the six months ended June 30, 2020, interest income increased $4,223,000, or 15%, when compared to the same period in 2019. The increase from 2019 was primarily attributable to increased loan volume, related to the Acquisition. The increase in loan interest income due to loan volume was offset in part by an increase in foregone interest on nonaccrual loans of $384,000.

Interest expense decreased $602,000, or 11%, for the six months ended June 30, 2020 when compared to the same period in 2019. The lower interest expense for the period is primarily attributable to a decrease in rates on deposits due to market interest rates.

Provision for Loan Losses

A provision for loan losses of $3,883,000 was recognized for the six months ended June 30, 2020 as compared to $166,000 for the six months ended June 30, 2019. Net loan charge offs totaled $497,000 for the six months ended June 30, 2020 compared to net loan recoveries of $19,000 for the six months ended June 30, 2019. The increase in the provision for loan losses was primarily due to the economic slowdown associated with COVID-19 and to a lesser extent loan growth and the increase in net charge-offs.

Noninterest Income and Expense

Noninterest income for the six months ended June 30, 2020 totaled $5,059,000 as compared to $4,139,000 for the six months ended June 30, 2019, an increase of 22%. The increase in noninterest income was primarily due to an increase in security gains, gain on sale of loans held for sale due to increased refinancing in a low interest rate environment, and the Acquisition.

Noninterest expense for the six months ended June 30, 2020 totaled $18,150,000 compared to $14,675,000 for the six months ended June 30, 2019, an increase of 24%. Most of the increase was related to the Acquisition. Excluding the Acquisition, the increases were related to salaries and employee benefits, data processing and the amortization of the investment in Federal New Market Tax Credit projects, offset in part by a decrease in FDIC insurance assessments. Salaries and benefits was the largest component of the increase in noninterest expense which includes normal increases in salaries, other employee benefits including health insurance costs and additional personnel. Data processing costs, excluding the Acquisition, increased primarily to facilitate remote access for customers and employees. The efficiency ratio was 57.1% and 56.4% for the six months ended June 30, 2020 and 2019, respectively.

Income Taxes

Income tax expense for the six months ended June 30, 2020 and 2019 totaled $1,771,000 and $2,343,000, respectively. The effective tax rate was 18% and 21% for the six months ended June 30, 2020 and 2019, respectively. The lower than expected tax rate in 2020 and 2019 was due primarily to tax-exempt interest income and New Market Tax Credits further lowered the tax rate in 2020.

Balance Sheet Review

As of June 30, 2020, total assets were $1,896,972,000, a $159,790,000 increase compared to December 31, 2019. The increase in assets, primarily interest bearing deposits and loans, was funded primarily by deposits.

Investment Portfolio

The investment portfolio totaled $513,616,000 as of June 30, 2020, an increase of $33,773,000 from the December 31, 2019 balance of $479,843,000. The increase in securities available-for-sale is primarily due to purchases of municipal, mortgage-backed securities, and corporate bonds, offset in part by maturities in the U.S. Government Agency portfolio.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of June 30, 2020, gross unrealized losses of $162,000, are considered to be temporary in nature due to the interest rate environment of 2020 and other general economic factors. As a result of the economic slowdown resulting from the COVID-19 pandemic, certain bonds in the investment portfolio may become other-than-temporarily impaired and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At June 30, 2020, the Company’s investment securities portfolio included securities issued by 267 government municipalities and agencies located within 22 states with a fair value of $216.8 million. At December 31, 2019, the Company’s investment securities portfolio included securities issued by 251 government municipalities and agencies located within 18 states with a fair value of $195.3 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. The largest exposure to any one municipality or agency as of June 30, 2020 was $3.1 million (approximately 1.4% of the fair value of the governmental municipalities and agencies) represented by the West Des Moines, Iowa Community School District to be repaid by sales tax revenues and property taxes.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of June 30, 2020 and December 31, 2019 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2020		2019
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$55,991	$57,557	$58,457	$59,072
Texas	10,802	11,216	11,243	11,382
Washington	8,385	8,698	6,530	6,629
Pennsylvania	7,805	7,949	7,895	7,989
Oregon	6,269	6,492	3,441	3,505
Other (2020: 13 states; 2019: 12 states)	21,962	22,480	14,727	14,870

Total general obligation bonds	$111,214	$114,392	$102,293	$103,447

Revenue bonds:
Iowa	$71,086	$72,040	$78,281	$78,624
Texas	8,634	9,094	480	476
Other (2020: 15 states; 2019: 12 states)	20,659	21,271	12,691	12,755

Total revenue bonds	$100,379	$102,405	$91,452	$91,855

Total obligations of states and political subdivisions	$211,593	$216,797	$193,745	$195,302

As of June 30, 2020 and December 31, 2019, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from primarily 6 revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2020		2019
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$37,679	$38,064	$37,928	$38,173
Water	19,411	19,969	7,271	7,272
College and universities, primarily dormitory revenues	12,207	12,621	14,016	14,103
Leases	7,493	7,680	7,291	7,351
Electric power & light revenues	6,133	6,283	4,370	4,405
Sewer	5,404	5,644	4,612	4,645
Other	12,052	12,144	15,964	15,906

Total revenue bonds by revenue source	$100,379	$102,405	$91,452	$91,855

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $1,146,046,000 and $1,048,147,000 as of June 30, 2020 and December 31, 2019, respectively. The increase in loans was primarily due to government guaranteed loans under the Paycheck Protection Program (“PPP”). The PPP loans totaled $78.3 million as of June 30, 2020. The PPP loans bear an interest rate of 1.0% and primarily have a two year maturity. The Small Business Administration is providing fees to financial institutions to originate the PPP loans with recognition of the fees over the life of the loans. Under certain conditions these loans may be forgiven and the fees associated with these loans will be accelerated into interest income.

Deposits

Deposits totaled $1,643,543,000 and $1,493,175,000 as of June 30, 2020 and December 31, 2019, respectively. The increase in deposits since December 31, 2019 was primarily due to account balances in interest-bearing checking accounts, money market and certificate of deposit public funds and retail interest-bearing checking accounts, offset in part by a decline in account balances of retail money market and certificate of deposits.   Balance fluctuations were primarily due to normal customer activity, as corporate customers’ liquidity needs vary at any given time. In addition, funds disbursed under the PPP program were deposited into customer accounts and will impact overall deposit fluctuations as customers spend those funds according to the PPP rules. We believe that deposit levels could decrease in future periods as a result of the distressed economic conditions in our market areas related to the COVID-19 pandemic and the low interest rates.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $36,893,000 as of June 30, 2020, a decrease of $5,141,000, or 12%, from the December 31, 2019 balance of $42,034,000. The decrease was primarily due to account balances that transferred to interest bearing checking, offset in part by increased balances in existing accounts.

Dividends Payable

There was no dividends payable as of June 30, 2020 as compared to $2,213,000 as of December 31, 2019. In the past, dividends were declared in one quarter and then paid in the subsequent quarter. For the quarter ended June 30, 2020 the dividend was not declared until July 8, 2020 and will be paid in the third quarter of 2020.

Accrued Expense and Other Liabilities

Accrued expenses and other liabilities totaled $11,192,000 as of June 30, 2020, an increase of $4,010,000 or 56% from the December 31, 2019 balance of $7,181,000. The increase in mainly due to an increase in accrued federal income taxes due to the deferral of federal income tax estimates payments.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on June 30, 2020 totaled $1,146,046,000 compared to $1,048,147,000 as of December 31, 2019. Net loans comprise 60% of total assets as of June 30, 2020. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.63% at June 30, 2020, as compared to 0.48% at December 31, 2019. The increase in the level of problem loans is due primarily to the deterioration of one loan relationship in the hospitality portfolio. The Company’s level of problem loans as a percentage of total loans at June 30, 2020 of 1.63% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of March 31, 2020, of 0.82%, most recent available.

Impaired loans totaled $17,901,000 as of June 30, 2020 and have increased $13,113,000 as compared to the impaired loans of $4,788,000 as of December 31, 2019. The increase is primarily due to one hospitality loan relationship.

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

The Company had TDRs of $1,276,000 as of June 30, 2020 and $1,171,000 as of December 31, 2019, all of which were included in impaired and nonaccrual loans.

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

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the Coronavirus Disease 2019 (COVID-19) pandemic. The guidance interprets current accounting standards and indicates that financial institutions may presume that borrowers are not experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each loan modification in the program. These modifications may include payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. No additional specific reserves were provided for the three and six months ended June 30, 2020 and 2019. The Company had $16,000 and $31,000 of charge-offs for TDR’s for the three and six months ended June 30, 2020, respectively. There were no charge-offs related to TDRs for the three and six months ended June 30, 2019. The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans are on nonaccrual.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on non-accrual. As of June 30, 2020, non-accrual loans totaled $17,901,000 and there were $641,000 of loans past due 90 days and still accruing. This compares to non-accrual loans of $4,788,000 and loans past due 90 days and still accruing totaled $255,000 as of December 31, 2019. The increase in non-accrual loans is due primarily to a hospitality loan. Real estate owned totaled $632,000 and $4,004,000 as of June 30, 2020 and December 31, 2019, respectively.

The agricultural real estate and agricultural operating loan portfolio classifications remain elevated as a result of lower grain prices. The watch and special mention loans in these categories totaled $58,288,000 as of June 30, 2020 as compared to $48,028,000 as of December 31, 2019. This increase is primarily due to one agricultural customer relationship. The substandard loans in these categories totaled $15,957,000 as of June 30, 2020 as compared to $15,913,000 as of December 31, 2019. The Iowa agricultural economy remains challenged as the result of the price of commodities, including corn, soybeans, cattle, hogs and ethanol, along with export concerns. The effects of the COVID-19 pandemic could exacerbate these challenges.

The watch and special mention loans classified as commercial real estate totaled $95,137,000 as of June 30, 2020 as compared to $33,790,000 as of December 31, 2019. This increase in commercial real estate loans was due primarily to the hospitality loan portfolio. The substandard commercial real estate loans totaled $15,391,000 as of June 30, 2020 as compared to $14,786,000 as of December 31, 2019.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2020 was 1.37%, as compared to 1.19% at December 31, 2019. The allowance for loan losses totaled $16,005,000 and $12,619,000 as of June 30, 2020 and December 31, 2019, respectively.

The allowance for loan losses is management’s best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower, a realistic determination of value and adequacy of underlying collateral, the condition of the local economy and the condition of the specific industry of the borrower, an analysis of the levels and trends of loan categories and a review of delinquent and classified loans. The increase in the allowance for loan losses is mainly due to increased risk associated with the loan portfolio due to the economic slowdown associated with COVID-19 and to a lesser extent organic growth in the loan portfolio. Additional increases in the allowance for loan losses are anticipated if the effects of the COVID-19 conditions negatively impacts our loan portfolio. These increases may be due to increased charge-offs or an increase in the qualitative factors. The qualitative factors are considered as a part of our allowance for loan loss calculation and may deteriorate if the economic effects of COVID-19 continue in the State of Iowa and a resumption to typical social and economic activity is delayed.

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

As of June 30, 2020, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions as of June 30, 2020 and December 31, 2019 totaled $178,519,000 and $143,565,000, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of June 30, 2020 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $213,884,000, with $3,000,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $110,102,000, with no outstanding federal fund purchase balances as of June 30, 2020. The Company had securities sold under agreements to repurchase totaling $36,893,000 as of June 30, 2020.

Total investments as of June 30, 2020 were $513,616,000 compared to $479,843,000 as of December 31, 2019. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of June 30, 2020.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2020 totaled $17,925,000 compared to $10,901,000 for the six months ended June 30, 2019, an increase of $7,024,000. This increase was primarily due to the proceeds from loans held for sale, a decrease in the balance of accrued income receivable and an increase in accrued expenses and other liabilities, offset in part by the increase in originations from loans held for sale.

Net cash used in investing activities for the six months ended June 30, 2020 was $156,984,000 compared to $14,570,000 for the six months ended June 30, 2019. The increase of $142,414,000 in cash used in investing activities was primarily due to a higher level of loans and purchases of investments, offset in part by proceeds from the maturities and calls of investments.

Net cash provided by financing activities for the six months ended June 30, 2020 totaled $136,970,000 compared to $4,099,000 used in financing activities for the six months ended June 30, 2019. The increase in cash provided by financing activities of $141,069,000 was primarily due to an increase in deposits and a lower amount of repayments of FHLB advances in 2020 as compared to 2019. As of June 30, 2020, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $4,859,000 and $6,368,000 for the six months ended June 30, 2020 and 2019, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $2,867,000 as of June 30, 2020 that are presently available to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of June 30, 2020 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2020 totaled $201,150,000 and was $13,571,000 higher than the $187,579,000 recorded as of December 31, 2019. The increase in stockholders’ equity was primarily due to net income and an increase in other comprehensive income, offset in part by dividends declared and stock repurchases. The increase in other comprehensive income is created by lower market interest rates compared to December 31, 2019, which resulted in higher fair values in the securities available-for-sale portfolio. At June 30, 2020 and December 31, 2019, stockholders’ equity as a percentage of total assets was 10.6% and 10.8% respectively. The capital levels of the Company exceed applicable regulatory guidelines as of June 30, 2020.

Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this Quarterly Report, including forward-looking statements concerning the Company’s future financial performance and asset quality.  Any forward-looking statement contained in this Quarterly Report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to management.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements.  The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following:  the substantial negative impact of the COVID-19 restrictions on national, regional and local economies in general and on our customers in particular; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses resulting from COVID-19 restrictions or as dictated by new market conditions or regulatory requirements; fiscal and monetary policies of the U.S. government; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; and other risks and uncertainties inherent in the Company’s business, including those discussed under the heading “Risk Factors” in the Company’s annual report on Form 10-K.  Management intends to identify forward-looking statements when using words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “should”, “forecasting” or similar expressions.  Undue reliance should not be placed on these forward-looking statements.  The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The COVID-19 pandemic has negatively impacted the national, Iowa and local economies in which the Company conducts business, created significant volatility and disruption in financial markets, and substantially increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and significant restrictions on companies and individuals beginning in Iowa on March 9, 2020. The State of Iowa has eased many of these restrictions related to the COVID-19 pandemic. As a result, the demand for our products and services may be significantly impacted, including the demand for new loans and a decrease in deposits. Furthermore, the pandemic will likely result in the recognition of an elevated level of credit losses in our loan portfolios and continued increases in our allowance for loan losses, particularly if businesses remain closed or not fully operational, the impact on the Iowa and local economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold in our investment portfolio, as well as reductions in the unrealized gains component of other comprehensive income. Additionally, goodwill arising from recent bank acquisitions could become impaired if our net income and the fair value of the acquired assets decline due to the economic slowdown. Each of the foregoing events could negatively impact our revenues, earnings or both, as well as our financial condition.

Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The Company, as a financial institution, is considered an essential business and, therefore, continues to operate and maintain our customer relationships. The Company’s bank lobbies are generally open to the public, with business also being transacted through our drive up facilities, online, telephone or by appointment. Some of the mitigations in place at our offices related to COVID-19 include face coverings, social distancing, frequent hand washing, and protective shields. Although the Company anticipates moving toward normalized operations, changes in restrictions by governmental authorities may change these plans. Current and future governmental actions may temporarily require the Company to conduct business related to foreclosures, repossessions, payments deferrals and other customer-related transactions differently. The Company could also take actions to preserve its capital levels, such as lowering or suspending dividends, in response to the COVID-19 pandemic.

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

In November, 2019, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of June 30, 2020, there were no shares remaining to be purchased under the plan. Ames National Corporation completed the stock repurchase program in April, 2020 and the price per share averaged $19.92.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2020.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

April 1, 2020 to April 30, 2020	65,847	$19.52	65,847	-

May 1, 2020 to May 31, 2020	-	$-	-	-

June 1, 2020 to June 30, 2020	-	$-	-	-

Total	65,847		65,847

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

2.1	Stock purchase agreement (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 7, 2019).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: August 6, 2020	By:	/s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President

By:	/s/ John L. Pierschbacher

John L. Pierschbacher. Chief Financial Officer