Form 10-Q
period 2020-09-30
AMES NATIONAL CORP
filed 2020-11-05
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________ to ____________

Commission File Number 0-32637

AMES NATIONAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Iowa (State of Incorporation)	42-1039071 (I. R. S. Employer Identification Number)

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

As of October 30, 2020, there were 9,122,747 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
ASSETS	2020	2019

Cash and due from banks	$22,750,013	$34,616,880
Interest-bearing deposits in financial institutions and federal funds sold	119,643,061	108,947,624
Securities available-for-sale	548,817,733	479,843,448
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,148,191	3,138,900
Loans receivable, net	1,159,063,052	1,048,147,496
Loans held for sale	2,797,141	2,776,785
Bank premises and equipment, net	17,295,829	17,810,605
Accrued income receivable	12,172,766	11,788,409
Other real estate owned	620,909	4,003,684
Bank-owned life insurance	2,897,480	2,842,713
Deferred income taxes, net	-	1,151,016
Intangible assets, net	3,309,239	3,959,260
Goodwill	12,424,434	12,114,559
Other assets	5,455,601	6,041,126

Total assets	$1,910,395,449	$1,737,182,505

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$337,487,550	$267,441,988
Interest-bearing checking	504,329,496	461,857,728
Savings and money market	548,918,915	481,642,221
Time, $250,000 and over	66,910,762	74,206,421
Other time	202,526,378	208,026,740
Total deposits	1,660,173,101	1,493,175,098

Securities sold under agreements to repurchase	30,492,436	42,033,570
FHLB advances	3,000,000	5,000,000
Dividends payable	-	2,213,459
Deferred income taxes, net	1,697,985	-
Accrued expenses and other liabilities	8,995,285	7,180,906
Total liabilities	1,704,358,807	1,549,603,033

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,122,747 and 9,222,747 as of September 30, 2020 and December 31, 2019, respectively	18,245,494	18,445,494
Additional paid-in capital	17,001,736	18,794,141
Retained earnings	155,300,906	146,225,085
Accumulated other comprehensive income	15,488,506	4,114,752
Total stockholders' equity	206,036,642	187,579,472

Total liabilities and stockholders' equity	$1,910,395,449	$1,737,182,505

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Interest and dividend income:
Loans, including fees	$12,865,021	$10,513,426	$38,021,904	$32,022,997
Securities:
Taxable	1,986,904	1,671,572	5,725,476	4,715,137
Tax-exempt	891,093	945,769	2,755,515	3,114,298
Other interest and dividend income	175,397	400,963	888,412	928,996
Total interest income	15,918,415	13,531,730	47,391,307	40,781,428

Interest expense:
Deposits	1,718,746	2,547,763	6,267,158	7,512,979
Other borrowed funds	39,787	170,082	238,314	553,930
Total interest expense	1,758,533	2,717,845	6,505,472	8,066,909

Net interest income	14,159,882	10,813,885	40,885,835	32,714,519

Provision for loan losses	541,844	378,789	4,424,475	545,203

Net interest income after provision for loan losses	13,618,038	10,435,096	36,461,360	32,169,316

Noninterest income:
Wealth management income	1,036,131	857,664	2,807,592	2,661,421
Service fees	380,620	400,919	1,126,857	1,158,348
Securities gains, net	-	15,141	429,925	17,031
Gain on sale of loans held for sale	646,589	289,033	1,486,047	685,790
Merchant and card fees	459,600	372,073	1,295,854	1,119,598
Other noninterest income	271,803	184,399	707,884	615,688
Total noninterest income	2,794,743	2,119,229	7,854,159	6,257,876

Noninterest expense:
Salaries and employee benefits	5,839,963	4,780,894	17,427,608	14,294,219
Data processing	1,209,973	1,085,951	3,737,426	2,849,396
Occupancy expenses, net	668,003	526,360	2,015,941	1,643,924
FDIC insurance assessments	135,859	1,698	185,716	193,593
Professional fees	407,118	386,339	1,148,597	1,158,168
Business development	307,386	310,786	753,075	827,561
Intangible asset amortization	215,575	124,243	650,021	427,221
New market tax credit projects amortization	145,395	-	436,166	-
Other operating expenses, net	361,280	259,048	1,085,562	755,971
Total noninterest expense	9,290,552	7,475,319	27,440,112	22,150,053

Income before income taxes	7,122,229	5,079,006	16,875,407	16,277,139

Provision for income taxes	1,450,750	1,037,845	3,221,750	3,380,950

Net income	$5,671,479	$4,041,161	$13,653,657	$12,896,189

Basic and diluted earnings per share	$0.62	$0.44	$1.49	$1.40

Dividends declared per share	$0.25	$0.24	$0.50	$0.72

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$5,671,479	$4,041,161	$13,653,657	$12,896,189
Unrealized gains on securities before tax:
Unrealized holding gains arising during the period	1,994,598	1,786,525	15,594,931	11,828,086
Less: reclassification adjustment for gains realized in net income	-	15,141	429,925	17,031
Other comprehensive income, before tax	1,994,598	1,771,384	15,165,006	11,811,055
Tax effect related to other comprehensive income	(498,649)	(442,846)	(3,791,252)	(2,952,764)
Other comprehensive income, net of tax	1,495,949	1,328,538	11,373,754	8,858,291
Comprehensive income	$7,167,428	$5,369,699	$25,027,411	$21,754,480

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
Three and Nine Months Ended September 30, 2020 and 2019
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income,	Total Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, June 30, 2019	9,232,122	$18,464,244	$19,019,767	$142,312,863	$3,454,662	$183,251,536
Net income	-	-	-	4,041,161	-	4,041,161
Other comprehensive income	-	-	-	-	1,328,538	1,328,538
Retirement of stock	(9,375)	(18,750)	(225,626)	-	-	(244,376)
Cash dividends declared, $0.24 per share	-	-	-	(2,213,459)	-	(2,213,459)
Balance, September 30, 2019	9,222,747	$18,445,494	$18,794,141	$144,140,565	$4,783,200	$186,163,400

Balance, June 30, 2020	9,122,747	$18,245,494	$17,001,736	$151,910,115	$13,992,557	$201,149,902
Net income	-	-	-	5,671,479	-	5,671,479
Other comprehensive income	-	-	-	-	1,495,949	1,495,949
Retirement of stock	-	-	-	-	-	-
Cash dividends declared, $0.25 per share	-	-	-	(2,280,688)	-	(2,280,688)
Balance, September 30, 2020	9,122,747	$18,245,494	$17,001,736	$155,300,906	$15,488,506	$206,036,642

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2018	9,293,305	$18,586,610	$20,461,724	$137,891,821	$(4,075,091)	$172,865,064
Net income	-	-	-	12,896,189	-	12,896,189
Other comprehensive income	-	-	-	-	8,858,291	8,858,291
Retirement of stock	(70,558)	(141,116)	(1,667,583)	-	-	(1,808,699)
Cash dividends declared, $0.72 per share	-	-	-	(6,647,445)	-	(6,647,445)
Balance, September 30, 2019	9,222,747	$18,445,494	$18,794,141	$144,140,565	$4,783,200	$186,163,400

Balance, December 31, 2019	9,222,747	$18,445,494	$18,794,141	$146,225,085	$4,114,752	$187,579,472
Net income	-	-	-	13,653,657	-	13,653,657
Other comprehensive income	-	-	-	-	11,373,754	11,373,754
Retirement of stock	(100,000)	(200,000)	(1,792,405)			(1,992,405)
Cash dividends declared, $0.50 per share	-	-	-	(4,577,836)	-	(4,577,836)
Balance, September 30, 2020	9,122,747	$18,245,494	$17,001,736	$155,300,906	$15,488,506	$206,036,642

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Nine Months Ended September 30, 2020 and 2019
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,653,657	$12,896,189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,424,475	545,203
Provision for off-balance sheet commitments	51,000	-
Amortization of securities, available-for-sale, loans and deposits, net	558,579	1,048,818
Amortization of intangible asset	650,021	427,221
Depreciation	1,083,790	903,070
Deferred income taxes	(942,251)	75,549
Securities (gains), net	(429,925)	(17,031)
(Gain) on sales of loans held for sale	(1,486,047)	(685,790)
Proceeds from loans held for sale	67,934,569	34,023,953
Originations of loans held for sale	(66,468,878)	(34,574,101)
Loss on sale and disposal of premises and equipment, net	59,212	9,360
Amortization of investment in new market tax credit projects	436,166	-
(Gain) on sale of other real estate owned, net	(21,617)	(43,414)
Change in assets and liabilities:
Increase in accrued income receivable	(384,357)	(320,758)
(Increase) decrease in other assets	441,024	(892,594)
Increase in accrued expenses and other liabilities	1,763,379	943,244
Net cash provided by operating activities	21,322,797	14,338,919

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(165,075,991)	(61,502,161)
Proceeds from sale of securities available-for-sale	5,462,657	8,211,157
Proceeds from maturities and calls of securities available-for-sale	104,636,283	64,641,695
Purchase of FHLB stock	(1,148,500)	(3,912,600)
Proceeds from the redemption of FHLB stock	1,133,200	4,448,600
Net (increase) in interest-bearing deposits in financial institutions and federal funds sold	(10,695,437)	(52,872,972)
Net (increase) decrease in loans	(114,712,894)	8,159,497
Net proceeds from the sale of other real estate owned	3,415,130	655,161
Purchase of bank premises and equipment	(851,876)	(648,005)
Proceeds from the sale of bank equipment	-	4,000
Cash paid for bank acquired	(309,875)	-
Other	(54,767)	(50,132)
Net cash (used in) investing activities	(178,202,070)	(32,865,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	167,337,240	28,086,411
Increase (decrease) in securities sold under agreements to repurchase	(11,541,134)	11,521,575
Payments on FHLB borrowings	(2,000,000)	(12,600,000)
Proceeds from FHLB borrowings	-	3,000,000
Dividends paid	(6,791,295)	(6,571,446)
Stock repurchases	(1,992,405)	(1,808,699)
Net cash provided by financing activities	145,012,406	21,627,841

Net increase (decrease) in cash and due from banks	(11,866,867)	3,101,000

CASH AND DUE FROM BANKS
Beginning	34,616,880	30,384,066
Ending	$22,750,013	$33,485,066

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)
Nine Months Ended September 30, 2020 and 2019
	2020	2019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$7,133,940	$7,852,381
Income taxes	3,987,474	3,360,844

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$10,738	$-

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At September 30, 2020, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

Reclassifications: Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on stockholders’ equity and net income of the prior periods.

New and Pending Accounting Pronouncements: In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB voted to approve amendments to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The amendment delays the effective date for our Company until interim and annual periods beginning after December 15, 2022. The Company continues collecting and retaining loan and credit data and evaluating various loss estimation models, along with refining the implementation of the software and its approach for determining the expected credit losses under the new guidance. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s financial statements. The Company is continuing to evaluate the extent of the potential impact.

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

On October 25, 2019, the Company completed the purchase of Iowa State Savings Bank (“ISSB”), (the “Acquisition”). The Acquisition was consistent with the Bank’s strategy to strengthen and expand its Iowa market share. ISSB’s acquired assets and liabilities were recorded at fair value at the date of acquisition. This bank was purchased for cash consideration of $22.6 million. As a result of the acquisition, the Company recorded a core deposit intangible asset of $1,891,000 and goodwill of approximately $2,680,000. The results of operations for this acquisition have been included since the transaction date of October 25, 2019. Since the acquisition date, there has been no significant credit deterioration of the acquired loans.

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

On October 14, 2020, the Company declared a cash dividend on its common stock, payable on November 13, 2020 to stockholders of record as of October 30, 2020, equal to $0.25 per share.

4.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2020 and 2019 was 9,122,747 and 9,227,685, respectively. The weighted average outstanding shares for the nine months ended September 30, 2020 and 2019 were 9,156,805 and 9,241,789, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2020 and December 31, 2019 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2020

U.S. government treasuries	$8,856	$8,856	$-	$-
U.S. government agencies	97,984	-	97,984	-
U.S. government mortgage-backed securities	133,796	-	133,796	-
State and political subdivisions	233,563	-	233,563	-
Corporate bonds	74,619	-	74,619	-

	$548,818	$8,856	$539,962	$-

2019

U.S. government treasuries	$9,452	$9,452	$-	$-
U.S. government agencies	126,433	-	126,433	-
U.S. government mortgage-backed securities	81,128	-	81,128	-
State and political subdivisions	195,302	-	195,302	-
Corporate bonds	67,528	-	67,528	-

	$479,843	$9,452	$470,391	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of September 30, 2020 and December 31, 2019 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2020

Loans receivable	$1,295	$-	$-	$1,295
Other real estate owned	621	-	-	621

Total	$1,916	$-	$-	$1,916

2019

Loans receivable	$535	$-	$-	$535
Other real estate owned	4,004	-	-	4,004

Total	$4,539	$-	$-	$4,539

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	2020
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$1,295	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$621	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2020
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Impaired Loans	$535	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$4,004	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of September 30, 2020 and December 31, 2019 (in thousands):

		2020		2019
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$22,750	$22,750	$34,617	$34,617
Interest-bearing deposits	Level 1	119,643	119,643	108,948	108,948
Securities available-for-sale	See previous table	548,818	548,818	479,843	479,843
FHLB and FRB stock	Level 2	3,148	3,148	3,139	3,139
Loans receivable, net	Level 2	1,159,063	1,135,210	1,048,147	1,025,032
Loans held for sale	Level 2	2,797	2,797	2,777	2,777
Accrued income receivable	Level 1	12,173	12,173	11,788	11,788
Financial liabilities:
Deposits	Level 2	$1,660,173	$1,663,366	$1,493,175	$1,495,155
Securities sold under agreements to repurchase	Level 1	30,492	30,492	42,034	42,034
FHLB advances	Level 2	3,000	3,115	5,000	4,935
Accrued interest payable	Level 1	945	945	1,163	1,163

The methodologies used to determine fair value as of September 30, 2020 did not change from the methodologies described in the December 31, 2019 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of September 30, 2020 and December 31, 2019 are summarized below (in thousands):

2020:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$8,492	$364	$-	$8,856
U.S. government agencies	92,650	5,340	(6)	97,984
U.S. government mortgage-backed securities	130,706	3,140	(50)	133,796
State and political subdivisions	226,574	7,024	(35)	233,563
Corporate bonds	69,744	4,875	-	74,619
	$528,166	$20,743	$(91)	$548,818

2019:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$9,392	$64	$(4)	$9,452
U.S. government agencies	124,913	1,609	(89)	126,433
U.S. government mortgage-backed securities	80,295	867	(34)	81,128
State and political subdivisions	193,745	1,852	(295)	195,302
Corporate bonds	66,012	1,542	(26)	67,528
	$474,357	$5,934	$(448)	$479,843

The amortized cost and fair value of debt securities available-for-sale as of September 30, 2020, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$46,260	$46,694
Due after one year through five years	226,833	236,081
Due after five years through ten years	211,689	220,972
Due after ten years	43,384	45,071
Total	$528,166	$548,818

Securities with a carrying value of $193.4 million and $180.0 million at September 30, 2020 and December 31, 2019, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The proceeds, gains and losses for securities available-for-sale for the three and nine months ended September 30, 2020 and 2019 are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Proceeds from sales of securities available-for-sale	$-	$2,238	$5,463	$8,211
Gross realized gains on securities available-for-sale	-	16	430	37
Gross realized losses on securities available-for-sale	-	(1)	-	(20)
Tax provision applicable to net realized gains on securities available-for-sale	-	4	108	4

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
2020:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$-	$-	$917	$(6)	$917	$(6)
U.S. government mortgage-backed securities	21,671	(50)	-	-	21,671	(50)
State and political subdivisions	5,924	(32)	180	(3)	6,104	(35)
	$27,595	$(82)	$1,097	$(9)	$28,692	$(91)

	Less than 12 Months		12 Months or More		Total
2019:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$3,023	$(4)	$-	$-	$3,023	$(4)
U.S. government agencies	23,827	(85)	2,520	(4)	26,347	(89)
U.S. government mortgage-backed securities	14,885	(28)	1,934	(6)	16,819	(34)
State and political subdivisions	17,512	(125)	5,954	(170)	23,466	(295)
Corporate bonds	4,129	(26)	-	-	4,129	(26)
	$63,376	$(268)	$10,408	$(180)	$73,784	$(448)

Gross unrealized losses on debt securities totaled $91,000 as of September 30, 2020. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

8.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of September 30, 2020 and December 31, 2019 is as follows (in     thousands):

	2020	2019

Real estate - construction	$45,521	$47,895
Real estate - 1 to 4 family residential	211,239	201,510
Real estate - commercial	491,399	435,850
Real estate - agricultural	157,495	160,771
Commercial [1]	152,707	84,084
Agricultural	102,199	111,945
Consumer and other	16,539	18,791
	1,177,099	1,060,846
Less:
Allowance for loan losses	(15,932)	(12,619)
Deferred loan fees [2]	(2,104)	(80)
Loans receivable, net	$1,159,063	$1,048,147

1 Commercial loan portfolio as of September 30, 2020 includes $79.6 million Payroll Protection Program ("PPP") loans

2 Deferred loan fees as of September 30, 2020 includes $1.9 million of fees related to the PPP loans.

The Paycheck Protection Program (PPP) was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA.

Activity in the allowance for loan losses, on a disaggregated basis, for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30, 2020
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2020	$849	$2,505	$6,864	$1,713	$1,994	$1,830	$250	$16,005
Provision (credit) for loan losses	(105)	80	583	(15)	(5)	(14)	18	542
Recoveries of loans charged-off	-	2	1	-	9	-	272	284
Loans charged-off	-	(1)	-	-	(582)	(48)	(268)	(899)
Balance, September 30, 2020	$744	$2,586	$7,448	$1,698	$1,416	$1,768	$272	$15,932

	Nine Months Ended September 30, 2020
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2019	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619
Provision (credit) for loan losses	71	477	2,527	372	573	338	66	4,424
Recoveries of loans charged-off	1	5	3	-	13	-	277	299
Loans charged-off	-	(18)	(444)	-	(628)	(48)	(272)	(1,410)
Balance, September 30, 2020	$744	$2,586	$7,448	$1,698	$1,416	$1,768	$272	$15,932

	Three Months Ended September 30, 2019
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2019	$721	$1,847	$4,906	$1,301	$1,590	$1,332	$172	$11,869
Provision (credit) for loan losses	41	237	158	9	(112)	10	36	379
Recoveries of loans charged-off	-	2	3	-	5	-	2	12
Loans charged-off	-	-	-	-	(326)	-	-	(326)
Balance, September 30, 2019	$762	$2,086	$5,067	$1,310	$1,157	$1,342	$210	$11,934

	Nine Months Ended September 30, 2019
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2018	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684
Provision (credit) for loan losses	63	265	437	112	(324)	(42)	34	545
Recoveries of loans charged-off	-	4	15	-	34	-	6	59
Loans charged-off	-	(3)	-	-	(330)	-	(21)	(354)
Balance, September 30, 2019	$762	$2,086	$5,067	$1,310	$1,157	$1,342	$210	$11,934

Allowance for loan losses disaggregated on the basis of impairment analysis method as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

2020		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$150	$-	$-	$2	$41	$30	$223
Collectively evaluated for impairment	744	2,436	7,448	1,698	1,414	1,727	242	15,709
Balance September 30, 2020	$744	$2,586	$7,448	$1,698	$1,416	$1,768	$272	$15,932

2019		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$209	$-	$-	$-	$-	$-	$209
Collectively evaluated for impairment	672	1,913	5,362	1,326	1,458	1,478	201	12,410
Balance December 31, 2019	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619

Loans receivable disaggregated on the basis of impairment analysis method as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

2020		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$165	$1,332	$11,046	$1,868	$949	$977	$51	$16,388
Collectively evaluated for impairment	45,356	209,907	480,353	155,627	151,758	101,222	16,488	1,160,711

Balance September 30, 2020	$45,521	$211,239	$491,399	$157,495	$152,707	$102,199	$16,539	$1,177,099

2019		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,204	$83	$84	$462	$2,951	$4	$4,788
Collectively evaluated for impairment	47,895	200,306	435,767	160,687	83,622	108,994	18,787	1,056,058

Balance December 31, 2019	$47,895	$201,510	$435,850	$160,771	$84,084	$111,945	$18,791	$1,060,846

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

Impaired loans, on a disaggregated basis, as of September 30, 2020 and December 31, 2019 (in thousands):

	2020			2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$165	$165	$-	$-	$-	$-
Real estate - 1 to 4 family residential	386	436	-	460	796	-
Real estate - commercial	11,046	11,836	-	83	435	-
Real estate - agricultural	1,868	1,885	-	84	97	-
Commercial	947	1,567	-	462	517	-
Agricultural	448	605	-	2,951	3,071	-
Consumer and other	10	10	-	4	4	-
Total loans with no specific reserve:	14,870	16,504	-	4,044	4,920	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	946	1,283	150	744	755	209
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	2	2	2	-	-	-
Agricultural	529	531	41	-	-	-
Consumer and other	41	43	30	-	-	-
Total loans with specific reserve:	1,518	1,859	223	744	755	209

Total
Real estate - construction	165	165	-	-	-	-
Real estate - 1 to 4 family residential	1,332	1,719	150	1,204	1,551	209
Real estate - commercial	11,046	11,836	-	83	435	-
Real estate - agricultural	1,868	1,885	-	84	97	-
Commercial	949	1,569	2	462	517	-
Agricultural	977	1,136	41	2,951	3,071	-
Consumer and other	51	53	30	4	4	-

	$16,388	$18,363	$223	$4,788	$5,675	$209

Average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$83	$-	$-	$-
Real estate - 1 to 4 family residential	305	-	364	4
Real estate - commercial	11,091	-	637	45
Real estate - agricultural	1,966	-	86	-
Commercial	735	21	240	-
Agricultural	813	340	2,206	-
Consumer and other	8	-	-	-
Total loans with no specific reserve:	15,001	361	3,533	49

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	957	-	341	-
Real estate - commercial	-	-	-	-
Real estate - agricultural	-	-	-	-
Commercial	627	-	1,267	-
Agricultural	531	-	-	-
Consumer and other	30	-	5	-
Total loans with specific reserve:	2,145	-	1,613	-

Total
Real estate - construction	83	-	-	-
Real estate - 1 to 4 family residential	1,262	-	705	4
Real estate - commercial	11,091	-	637	45
Real estate - agricultural	1,966	-	86	-
Commercial	1,362	21	1,507	-
Agricultural	1,344	340	2,206	-
Consumer and other	38	-	5	-

	$17,146	$361	$5,146	$49

	Nine Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$41	$-	$-	$-
Real estate - 1 to 4 family residential	294	-	305	30
Real estate - commercial	8,221	-	384	105
Real estate - agricultural	1,202	6	79	-
Commercial	586	23	241	-
Agricultural	1,896	340	1,103	-
Consumer and other	26	-	-	-
Total loans with no specific reserve:	12,266	369	2,112	135

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	938	-	226	-
Real estate - commercial	244	-	-	-
Real estate - agricultural	-	-	-	-
Commercial	356	-	1,867	-
Agricultural	380	-	-	-
Consumer and other	15	-	10	1
Total loans with specific reserve:	1,933	-	2,103	1

Total
Real estate - construction	41	-	-	-
Real estate - 1 to 4 family residential	1,232	-	531	30
Real estate - commercial	8,465	-	384	105
Real estate - agricultural	1,202	6	79	-
Commercial	942	23	2,108	-
Agricultural	2,276	340	1,103	-
Consumer and other	41	-	10	1

	$14,199	$369	$4,215	$136

The interest foregone on nonaccrual loans for the three months ended September 30, 2020 and 2019 was approximately $247,000 and $272,000, respectively. The interest foregone on nonaccrual loans for the nine months ended September 30, 2020 and 2019 was approximately $747,000 and $389,000, respectively.

Nonaccrual loans at September 30, 2020 and December 31, 2019 were $16,388,000 and $4,788,000 respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $11,480,000 as of September 30, 2020, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $1,171,000 as of December 31, 2019, all of which were included in impaired and nonaccrual loans.

The Company’s TDR, on a disaggregated basis, occurring in the three and nine months ended September 30, 2020 and 2019, is as follows (dollars in thousands):

	Three Months Ended September 30,
	2020			2019
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	3	1,035	1,035
Real estate - commercial	1	10,157	10,157	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	3	56	56	-	-	-
Consumer and other	1	27	27	-	-	-

	5	$10,240	$10,240	3	$1,035	$1,035

	Nine Months Ended September 30,
	2020			2019
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	3	1,035	1,035
Real estate - commercial	2	10,341	10,341	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	1	61	61	-	-	-
Agricultural	3	56	56	-	-	-
Consumer and other	1	27	27	-	-	-

	7	$10,485	$10,485	3	$1,035	$1,035

During the three months ended September 30, 2020, the Company granted concessions to three borrowers facing financial difficulties which were unrelated to COVID-19. Payments on these loans were deferred for an extended period of time and the interest rate was reduced below the market interest rate. During the nine months ended September 30, 2020, the Company granted concessions to five borrowers facing financial difficulties. Payments on these loans were deferred for an extended period of time and the interest rate was reduced below the market interest rate. During the three and nine months ended September 30, 2019, the Company granted concessions to one borrower with three 1-4 family residential contracts facing financial difficulties. The loans were originated with terms less than normal related to collateral.

There were no TDR loans that were modified during the twelve months ended September 30, 2020 and 2019 that had payment defaults. The Company considers TDR loans to have payment default when it is past due 60 days or more.

There were $15,000 and $31,000 of net charge-offs related to TDRs for the three and nine months ended September 30, 2020, respectively. There were $275,000 of net charge-offs related to TDRs for the three and nine months ended September 30, 2019.

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the FDIC, (the "agencies") issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

As of September 30, 2020, the Company had executed 199 COVID-19 related loan modifications under these rules on a total outstanding principal balance of $127.5 million. Of those loans, 100 loans with a total outstanding principal balance of $94.8 million remain on deferral, including $11.7 million of loans that were less than 30 days past due after the modification period expired. The remaining loans of $32.7 million have been returned to a normal payment status. These loans did not have financial difficulty prior to the COVID-19 pandemic and were generally modified for principal and interest payment deferral or interest only payments for up to six months. Modified loans continue to accrue interest and are evaluated for past due status based on the revised payment terms.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2020 and December 31, 2019, is as follows (in thousands):

2020		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$26	$165	$191	$45,330	$45,521	$-
Real estate - 1 to 4 family residential	763	385	1,148	210,091	211,239	131
Real estate - commercial	176	75	251	491,148	491,399	-
Real estate - agricultural	1,014	1,835	2,849	154,646	157,495	33
Commercial	104	647	751	151,956	152,707	-
Agricultural	574	472	1,046	101,153	102,199	-
Consumer and other	37	36	73	16,466	16,539	16

	$2,694	$3,615	$6,309	$1,170,790	$1,177,099	$180

2019		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$1,796	$-	$1,796	$46,099	$47,895	$-
Real estate - 1 to 4 family residential	811	290	1,101	200,409	201,510	188
Real estate - commercial	387	-	387	435,463	435,850	-
Real estate - agricultural	422	-	422	160,349	160,771	-
Commercial	518	237	755	83,329	84,084	-
Agricultural	666	2,587	3,253	108,692	111,945	62
Consumer and other	146	6	152	18,639	18,791	5

	$4,746	$3,120	$7,866	$1,052,980	$1,060,846	$255

The credit risk profile by internally assigned grade, on a disaggregated basis, as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

2020	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$39,626	$380,297	$113,790	$132,487	$76,116	$742,316
Watch	5,730	74,178	34,810	14,820	23,843	153,381
Special Mention	-	3,200	-	-	-	3,200
Substandard	-	22,678	7,027	4,451	1,263	35,419
Substandard-Impaired	165	11,046	1,868	949	977	15,005

	$45,521	$491,399	$157,495	$152,707	$102,199	$949,321

2019	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$41,073	$387,274	$118,692	$62,655	$90,083	$699,777
Watch	6,822	29,209	32,780	16,147	15,248	100,206
Special Mention	-	4,581	-	-	-	4,581
Substandard	-	14,703	9,215	4,820	3,663	32,401
Substandard-Impaired	-	83	84	462	2,951	3,580

	$47,895	$435,850	$160,771	$84,084	$111,945	$840,545

The credit risk profile based on payment activity, on a disaggregated basis, as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

2020	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$209,778	$16,472	$226,250
Non-performing	1,461	67	1,528

	$211,239	$16,539	$227,778

2019	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$200,117	$18,782	$218,899
Non-performing	1,393	9	1,402

	$201,510	$18,791	$220,301

9.	Goodwill

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

In conjunction with the acquisition of ISSB in 2019, the Company recorded $1.9 million in core deposit intangible assets. The following sets forth the carrying amounts and accumulated amortization of the intangible assets at September 30, 2020 and December 31, 2019 (in thousands):

	2020		2019
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$3,336	$6,411	$2,745
Customer list	535	301	535	242

Total	$6,946	$3,637	$6,946	$2,987

The weighted average life of the intangible assets is 3.7 years as of September 30, 2020 and 4.2 years as of December 31, 2019.

The following sets forth the activity related to the intangible assets for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Beginning intangible assets, net	$3,525	$2,375	$3,959	$2,678
Amortization	(216)	(124)	(650)	(427)

Ending intangible assets, net	$3,309	$2,251	$3,309	$2,251

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2020	$176
2021	628
2022	574
2023	502
2024	337
2025	301
After	791

Total	$3,309

11.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of September 30, 2020 and December 31, 2019 (in thousands):

	2020	2019
Securities sold under agreements to repurchase:
U.S. government treasuries	$2,078	$3,528
U.S. government agencies	39,851	35,557
U.S. government mortgage-backed securities	14,046	19,614

Total pledged collateral	$55,975	$58,699

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

12.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since December 31, 2019 is due primarily to the increase in the unrealized gains on investment securities.

13.	Regulatory Matters

On September 30, 2020, the Banks qualified for and elected to use the community bank leverage ratio (CBLR) framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year and will again increase to 9% beginning January 1, 2022. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The Company and the Banks’ capital amounts and ratios as of September 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

			To Be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio

As of September 30, 2020:
Community Bank Leverage Ratio:
(Tier 1 capital to average assets for leverage ratio):
Boone Bank & Trust	$13,770	9.5%	$11,642	8.0%
First National Bank	84,275	8.8	76,901	8.0
Iowa State Savings Bank	21,251	9.5	17,883	8.0
Reliance State Bank	22,923	9.9	18,438	8.0
State Bank & Trust	16,181	8.9	14,590	8.0
United Bank & Trust	10,436	9.6	8,720	8.0

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2019:
Total capital (to risk- weighted assets):
Consolidated	$180,834	14.3%	$132,878	10.50%	N/A	N/A
Boone Bank & Trust	14,205	14.1	10,610	10.50	$10,105	10.0%
First National Bank	87,375	13.9	66,180	10.50	63,028	10.0
Iowa State Savings Bank	20,610	14.2	15,208	10.50	14,483	10.0
Reliance State Bank	24,487	13.0	19,778	10.50	18,836	10.0
State Bank & Trust	16,800	13.5	13,115	10.50	12,490	10.0
United Bank & Trust	10,775	14.3	7,910	10.50	7,534	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$167,514	13.2%	$107,568	8.50%	N/A	N/A
Boone Bank & Trust	13,274	13.1	8,589	8.50	$8,084	8.0%
First National Bank	80,665	12.8	53,574	8.50	50,423	8.0
Iowa State Savings Bank	20,151	13.9	12,311	8.50	11,587	8.0
Reliance State Bank	22,166	11.8	16,010	8.50	15,069	8.0
State Bank & Trust	15,233	12.2	10,617	8.50	9,992	8.0
United Bank & Trust	9,955	13.2	6,403	8.50	6,027	8.0

Tier 1 capital (to average- assets):
Consolidated	$167,544	10.1%	$66,234	4.00%	N/A	N/A
Boone Bank & Trust	13,274	9.5	5,604	4.00	$7,005	5.0%
First National Bank	80,665	9.3	34,702	4.00	43,378	5.0
Iowa State Savings Bank	20,151	9.5	8,453	4.00	10,567	5.0
Reliance State Bank	22,166	10.0	8,886	4.00	11,108	5.0
State Bank & Trust	15,233	9.5	6,384	4.00	7,980	5.0
United Bank & Trust	9,955	9.8	4,073	4.00	5,091	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$167,544	13.2%	$88,585	7.00%	N/A	N/A
Boone Bank & Trust	13,274	13.1	7,074	7.00	$6,568	6.5%
First National Bank	80,665	12.8	44,120	7.00	40,968	6.5
Iowa State Savings Bank	20,151	13.9	10,138	7.00	9,414	6.5
Reliance State Bank	22,166	11.8	13,185	7.00	12,243	6.5
State Bank & Trust	15,233	12.2	8,743	7.00	8,119	6.5
United Bank & Trust	9,955	13.2	5,273	7.00	4,897	6.5

14.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after September 30, 2020, but prior to November 5, 2020, that provided additional evidence about conditions that existed at September 30, 2020. Except for dividends declared on October 14, 2020, there were no other significant events or transactions that provided evidence about conditions that did not exist at September 30, 2020.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs sixteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 265 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Banks; (iii) fees on wealth management services provided by those Banks exercising trust powers; (iv) service fees on deposit accounts maintained at the Banks; (v) gain on sale of loans; and (vi) merchant and card fees. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) provision for loan losses; (iii) salaries and employee benefits; (iv) data processing costs associated with maintaining the Banks’ loan and deposit functions; (v) occupancy expenses for maintaining the Bank’s facilities; and (vi) professional fees. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest-bearing liabilities (primarily deposits and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company had net income of $5,671,000, or $0.62 per share, for the three months ended September 30, 2020, compared to net income of $4,041,000, or $0.44 per share, for the three months ended September 30, 2019. The increase in earnings is primarily the result of a reduction in interest expense due to market rate decreases and the Iowa State Savings Bank acquisition.

Net loan charge-offs totaled $615,000 and $314,000 for the three months ended September 30, 2020 and 2019, respectively. The provision for loan losses totaled $542,000 and $379,000 for the three months ended September 30, 2020 and 2019, respectively.

The Company had net income of $13,654,000, or $1.49 per share, for the nine months ended September 30, 2020, compared to net income of $12,896,000, or $1.40 per share, for the nine months ended September 30, 2019.

The increase in earnings is primarily the result of the Acquisition, reduction in interest expense due to market rate decreases, and was partially offset by an increase in provision for loan losses.

Net loan charge-offs totaled $1,111,000 and $295,000 for the nine months ended September 30, 2020 and 2019, respectively. The provision for loan losses totaled $4,424,000 and $545,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company conducts business in the State of Iowa and Iowa began to place significant restrictions on companies and individuals on March 9, 2020 as a result of the COVID-19 pandemic. The State of Iowa has eased many of the restrictions related to the COVID-19 pandemic. As an organization that focuses on community banking, we are concerned about the health of our customers, employees and local communities and keep that thought at the forefront of our decisions. The Company’s bank lobbies are open to the public, with business also being transacted through our drive up facilities, online, telephone or by appointment.

The onset of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing the Company and its operations, including the following:

●

As the economic slowdown continues to evolve due to the pandemic, some of the Company’s customers may experience decreased revenues, which may correlate to an inability to make timely loan payments or maintain payrolls. This, in turn, could adversely impact the revenues and earnings of the Company by, among other things, requiring further increases in the allowance for loan losses and increases in the level of charge-offs in the loan portfolio. As detailed herein, the Company recognized a significant increase in provision expense during the nine months ended September 30, 2020. The increase was due in part to the economic slowdown. Management anticipates additional increases in the allowance if the effects of the COVID-19 pandemic continue to negatively impact the loan portfolio.

●	The Federal Reserve decreased the range for the federal funds target rate by 0.5 percent on March 3, 2020, and by another 1.0 percent on March 16, 2020, reaching a current range of 0.0 – 0.25 percent.

●

Local and the State of Iowa’s elevated unemployment may continue to cause economic challenges to our consumer and commercial customers due to the economic effects of the COVID-19 pandemic. Higher levels of unemployment may adversely impact the revenues and earnings of the Company.

●	The Company anticipates a slowdown in demand for its products and services, including in the demand for traditional loans, although the timing of the recovery is uncertain.

●

Goodwill is currently evaluated for impairment quarterly and goodwill has been determined to not be impaired as of September 30, 2020. In the future goodwill may be impaired if the effects of the economic slowdown negatively impacts our net income and fair value, particularly of our most recent acquisition. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

●

The uncertain economic conditions has created significant volatility and disruption in the financial markets, and these conditions may require the Company to recognize an elevated level of other than temporary impairments on securities held in the Company’s investment portfolio as issuers of these securities are negatively impacted by the economic slowdown. Declines in fair value of securities held in the portfolio could also reduce the unrealized gains reported as part of the Company’s other comprehensive income.

●	Market interest rates have declined significantly and these reductions, especially if prolonged, could adversely affect the Company’s net interest income, net interest margin and earnings.

●

Dividends in the future may be reduced or eliminated if the COVID-19 pandemic has an adverse effect on net income, an unanticipated increase in deposits or other unidentified risks that may negatively affect the Company’s capital ratios.

We have taken numerous steps in response to the COVID-19 pandemic, including the following:

●

We have been actively working with loan customers to evaluate prudent loan modification terms. As of September 30, 2020, approximately $94.8 million, or 8.1%, of loans were in payment deferral status under COVID-19 related modifications. COVID-19 related modifications primarily involve a delay of principal and/or interest payments for up to six months.

●

We had 942 PPP loans with an aggregate outstanding balance of $79.6 million as of September 30, 2020. Borrowers have begun the process of filing for forgiveness with the SBA. When the borrower applies for loan forgiveness, the Bank has 60 days to submit the application to the SBA. The SBA then has 90 days to approve the loan forgiveness. We began receiving forgiveness payments from the SBA in October 2020 and expect the forgiveness process to extend into 2021

●

We have successfully deployed a modified working environment to emphasize the safety of our teams and continuity of our business processes. We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. No material operational or internal control challenges or risks have been identified to date.

Certain industries are widely expected to be particularly impacted by shutdowns, capacity restrictions, quarantines and social distancing in response to COVID-19 and efforts to contain it. As of September 30, 2020 approximately 8.4% of our loan portfolio is associated with the hospitality and entertainment industries. Because of the significant uncertainties related to the duration of the COVID-19 pandemic and its potential effects on our customers, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 5,066 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	9 Months			Years Ended December 31,
	Ended	Ended	3 Months Ended
	September 30, 2020		June 30, 2020		2019		2018
	Company		Company	Industry*	Company	Industry*	Company	Industry*

Return on assets	1.21%	0.99%	0.94%	0.36%	1.14%	1.29%	1.23%	1.35%

Return on equity	11.18%	9.27%	9.09%	3.53%	9.48%	11.40%	10.09%	11.98%

Net interest margin	3.21%	3.16%	3.10%	2.81%	3.21%	3.36%	3.23%	3.40%

Efficiency ratio	54.80%	56.30%	56.49%	58.69%	58.51%	56.63%	55.90%	56.27%

Capital ratio	10.80%	10.69%	10.35%	8.77%	12.05%	9.66%	12.18%	9.70%

*Latest available data

Key performances indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.21% and 1.10% for the three months ended September 30, 2020 and 2019, respectively. This ratio increase was primarily the result of a reduction in interest expense due to market rate decreases.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 11.18% and 8.74% for the three months ended September 30, 2020 and 2019, respectively. This ratio increase was primarily the result of a reduction in interest expense due to market rate decreases.

●	Net Interest Margin

The net interest margin for the three months ended September 30, 2020 and 2019 was 3.21% and 3.15%, respectively. The ratio is calculated by dividing tax equivalent net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 54.80% and 57.80% for the three months ended September 30, 2020 and 2019, respectively. The efficiency ratio has slightly improved compared to the prior quarter last year.

●	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 10.80% as of September 30, 2020 is significantly higher than the industry average of 8.77% as of June 30, 2020.

Industry Results:

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2020

Quarterly Net Income Declines $43.7 Billion (70%) From 12 Months Ago

Quarterly net income for the 5,066 FDIC-insured commercial banks and savings institutions totaled $18.8 billion during second quarter 2020, a decline of $43.7 billion (70%) from a year ago. The decline in net income reflects a continuation of uncertain economic activity, which drove an increase in provision expenses. Slightly less than half (47.5%) of all banks reported lower net income compared to a year ago. The average return on assets ratio was 0.36% for the current quarter, down 102 basis points from a year ago.

Net Interest Margin Declines to 2.81%

Net interest income was $131.5 billion in second quarter 2020, down $7.6 billion (5.4%) from a year ago. This marks the third consecutive quarter that net interest income declined on a year-over-year basis. Most of the decline was driven by the three largest institutions, as less than half (42.2%) of all banks reported lower net interest income from a year ago. The average net interest margin (NIM) for the banking industry declined below the 3% level, or down 58 basis point from a year ago to 2.81%. This is the lowest NIM ever reported in the Quarterly Banking Profile (QBP). The NIM compression was broad-based, as it declined for all five asset size groups featured in the QBP. The decline in NIM was caused by asset yields declining at a faster rate than funding costs, as low-yielding assets grew substantially.

Noninterest Income Increases Nearly 7% From a Year Ago

With almost half (47.8%) of all banks increasing their noninterest income from a year ago, the aggregate noninterest income for the banking industry rose by $4.6 billion (6.9%) to $70.8 billion. The annual increase in noninterest income was attributable to higher trading revenue, which rose by $6.7 billion (80.2%), and net gains on loan sales, which increased by $4.1 billion (110.8%).

Noninterest Expense Increases 6.2% From Second Quarter 2019

Noninterest expense rose to $122.3 billion in the second quarter, up $7.2 billion (6.2%) from a year ago. More than half (58.6%) of all banks reported year-over-year increases in noninterest expense. The annual increase in noninterest expense was attributable to higher salary and employee benefits (up $2.7 billion, or 4.8%) and goodwill impairment charges (up $2.5 billion). The average assets per employee increased from $8.8 million in second quarter 2019 to $10.2 million in second quarter 2020. Noninterest expense as a percentage of average assets declined by 16 basis points from a year ago to 2.37%, the lowest level ever reported in the QBP.

Provisions for Credit Losses Rise From 12 Months Ago

The continuation of weak economic activity and the recent implementation of the current expected credit losses (CECL) accounting methodology resulted in provisions for credit losses to increase by $49.1 billion (382.2%) or from $12.8 billion in second quarter 2019 to $61.9 billion this quarter. Quarter over quarter, provisions for credit losses rose by $9.2 billion (17.4%). During the second quarter, 253 banks used the CECL accounting standard. CECL adopters reported $56.3 billion in provisions for credit losses in second quarter, up 419.2% from a year ago, and non-CECL adopters reported $5.6 billion, up 207.3%. Almost two out of every three banks (61.2%) reported yearly increases in provision for credit losses.

Average Net Charge-Off Rate Increases by 7 Basis Points From a Year Ago

The average net charge-off rate increased by 7 basis points from a year ago to 0.57%. Net charge-offs increased by $2.8 billion (22.2%) from a year ago, the largest percentage increase since first quarter 2010. The annual increase in total net chargeoffs was attributable to the commercial and industrial (C&I) loan portfolio, in which charge-offs increased by $2.4 billion (128.5%). The C&I net charge-off rate rose by 31 basis points from a year ago to 0.64%, but remains well below the post-crisis high of 2.72% reported in fourth quarter 2009.

Noncurrent Loan Rate Increases to 1.08%

The average noncurrent rate increased by 15 basis points from the previous quarter to 1.08%. Noncurrent loan balances (90 days or more past due or in nonaccrual status) totaled $118.3 billion in the second quarter, an increase of $15.9 billion (15.5%) from the previous quarter. Less than half (41.6%) of all banks reported quarterly increases in noncurrent loan balances. The increase in noncurrent loan balances was led by 1–4 family residential mortgage loans (up $7.6 billion, or 19.5%) and C&I loan portfolio (up $6.1 billion, or 29%). The rise in noncurrent loan balances for 1–4 family residential mortgage loans reflects Ginnie Mae (GNMA) loans, which are guaranteed by the U.S. government, that have been brought back on banks’ books. The noncurrent rate for 1–4 family residential mortgage loans increased by 33 basis points to 2.09%, and for C&I the noncurrent rate rose by 18 basis points to 1.01%.

Total Assets Expand 4.4% From the Previous Quarter

The banking industry reported total assets of $21.1 trillion in the second quarter, an increase of $884.6 billion (4.4%) from first quarter 2020. Cash and balances due from depository institutions increased by $478 billion (19.9%) to $2.9 trillion or 13.7% of total assets. Banks increased their securities holdings by $307.2 billion (7.3%), the largest quarterly dollar increase ever reported in the QBP. Most of this growth was attributable to U.S. Treasury securities, which rose by $173 billion (26.3%), and mortgage backed securities, which increased by $105.4 billion (4.1%).

Loan Balances Increase Modestly From the Previous Quarter, Driven by Paycheck Protection Program Lending

Total loan and lease balances increased by $33.9 billion (0.3%) from the previous quarter, led by C&I loan portfolio, which rose by $146.5 billion (5.8%). The rise in C&I loan portfolio was attributable to the implementation of the Small Business Administration-guaranteed Paycheck Protection Program (PPP), with $482.2 billion in PPP loans on banks’ balance sheets at the end of the quarter. The increase in total loan and lease balances was partially offset by consumer loans, which includes credit cards (down $67.1 billion, or 3.8%).

Deposits Expand by More Than $1 Trillion for Second Consecutive Quarter

Total deposit balances increased by $1.2 trillion (7.5%) from the previous quarter. Noninterest-bearing account balances rose by $637 billion (17.7%) and interest-bearing account balances rose by $575.3 billion (5.4%). Nondeposit liabilities declined by $330.9 billion (14%) from the previous quarter. The decline in nondeposit liabilities was attributable to lower Federal Home Loan Bank advances, which fell by $234.1 billion (38.2%). Over the past 12 months, total deposits rose by $2.9 trillion (20.8%), led by the increase of $2.4 trillion in the last two quarters.

Equity Capital Rises From the Previous Quarter

Equity capital totaled $2.1 trillion in the second quarter, an increase of $31.9 billion (1.5%) from the previous quarter. Retained earnings contributed $4.8 billion to equity formation in the second quarter, as net income of $18.8 billion exceeded declared dividends of $14 billion. Nine insured institutions with $1.4 billion in total assets were below the requirements for the well-capitalized category as defined for Prompt Corrective Action purposes.

One New Bank Opens in Second Quarter 2020

The number of FDIC-insured commercial banks and savings institutions reporting declined from 5,116 to 5,066 during second quarter 2020. One new bank was added, 47 institutions were absorbed by mergers, and one bank failed. Additionally, three institutions, who did not report this quarter, sold a majority of their assets and are in process of ceasing operations. The number of institutions on the FDIC’s “Problem Bank List” declined from 54 in first quarter 2020 to 52, falling to near historic lows. Total assets of problem banks increased from $44.5 billion to $48.1 billion.

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

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” accompanying the Company’s audited financial statements. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified the allowance for loan losses, the assessment of other-than-temporary impairment for investment securities and the assessment of goodwill impairment to be the Company’s most critical accounting policies.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses that is treated as an expense and charged against earnings. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include various considerations regarding the general economic environment in the Company’s market area. To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or lesser than future charge-offs. Due to potential changes in conditions, including the onset of the COVID-19 pandemic, it is at least reasonably possible that changes in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the intent to sell the investment securities and the more likely than not requirement that the Company will be required to sell the investment securities prior to recovery (2) the length of time and the extent to which the fair value has been less than cost and (3) the financial condition and near-term prospects of the issuer. Due to potential changes in conditions, including the onset of the COVID-19 pandemic, it is at least reasonably possible that changes in management’s assessment of other-than-temporary impairment will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At September 30, 2020, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. Goodwill may be impaired in the future if the effects of the COVID-19 pandemic negatively impacts our net income and fair value, particularly of our most recent acquisition. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$14,160	$10,814	$40,886	$32,715
Tax-equivalent adjustment (1)	237	251	732	827
Net interest income on an FTE basis (non-GAAP)	14,397	11,065	41,618	33,542
Average interest-earning assets	$1,796,452	$1,403,303	$1,754,519	$1,399,302
Net interest margin on an FTE basis (non-GAAP)	3.21%	3.15%	3.16%	3.20%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended September 30, 2020 and 2019

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2020 and 2019:

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

	Three Months Ended September 30,

	2020			2019

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$154,887	$1,732	4.47%	$76,808	$1,062	5.53%
Agricultural	105,568	1,580	5.99%	78,286	989	5.05%
Real estate	890,097	9,324	4.19%	713,796	8,255	4.63%
Consumer and other	17,667	229	5.18%	15,861	207	5.22%

Total loans (including fees)	1,168,219	12,865	4.41%	884,751	10,513	4.75%

Investment securities
Taxable	362,553	1,987	2.19%	277,264	1,672	2.41%
Tax-exempt (2)	164,010	1,128	2.75%	177,431	1,197	2.70%
Total investment securities	526,563	3,115	2.37%	454,695	2,869	2.52%

Interest-bearing deposits with banks and federal funds sold	101,670	176	0.69%	63,857	401	2.51%

Total interest-earning assets	1,796,452	$16,156	3.60%	1,403,303	$13,783	3.93%

Noninterest-earning assets	81,654			59,894

TOTAL ASSETS	$1,878,106			$1,463,197

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,027,277	$586	0.23%	$777,506	$1,451	0.75%
Time deposits	272,361	1,133	1.66%	226,972	1,097	1.93%
Total deposits	1,299,638	1,719	0.53%	1,004,478	2,548	1.01%
Other borrowed funds	37,597	40	0.42%	43,204	170	1.57%

Total interest-bearing liabilities	1,337,235	1,759	0.53%	1,047,682	2,718	1.04%

Noninterest-bearing liabilities
Noninterest-bearing checking	325,339			221,586
Other liabilities	12,689			8,975

Stockholders' equity	202,843			184,954

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,878,106			$1,463,197

Net interest income		$14,397	3.21%		$11,065	3.15%

Spread Analysis
Interest income/average assets	$16,156	3.44%		$13,783	3.77%
Interest expense/average assets	$1,759	0.37%		$2,718	0.74%
Net interest income/average assets	$14,397	3.07%		$11,065	3.02%

Net Interest Income

For the three months ended September 30, 2020 and 2019, the Company's net interest margin adjusted for tax exempt income was 3.21% and 3.15%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2020 totaled $14,160,000 compared to $10,814,000 for the three months ended September 30, 2019.

For the three months ended September 30, 2020, interest income increased $2,387,000, or 18%, when compared to the same period in 2019. The increase from 2019 was primarily due to the Acquisition, organic loan growth including PPP loans and to a lesser extent $313,000 of additional interest recognized on loans previously recorded as nonaccrual, offset in part by a reduction in interest rates on loans.

Interest expense decreased $959,000, or 35%, for the three months ended September 30, 2020 when compared to the same period in 2019. The lower interest expense for the period is primarily attributable to a decrease in market interest rates on deposits.

Provision for Loan Losses

A provision for loan losses of $542,000 was recognized for the three months ended September 30, 2020 as compared to $379,000 for the three months ended September 30, 2019. Net loan charge offs totaled $615,000 for the three months ended September 30, 2020 compared to $314,000 for the three months ended September 30, 2019. The increase in the provision for loan losses was primarily due to the economic slowdown associated with COVID-19 and to a lesser extent loan growth and the increase in net charge-offs.

Noninterest Income and Expense

Noninterest income for the three months ended September 30, 2020 totaled $2,795,000 as compared to $2,119,000 for the three months ended September 30, 2019, an increase of 32%. The increase in noninterest income was primarily due to gains on sale of loans held for sale from increased refinancing volume in a low interest rate environment and to a lesser extent the Acquisition.

Noninterest expense for the three months ended September 30, 2020 totaled $9,291,000 compared to $7,475,000 recorded for the three months ended September 30, 2019, an increase of 24%. Most of the increase was related to the Acquisition. Excluding the Acquisition, the increases were related to salaries and employee benefits, FDIC insurance assessments and the amortization of the investment in Federal New Market Tax Credit projects. The increase in salaries and employee benefits, excluding the Acquisition, was primarily due to normal increases in salaries and other employee benefits including health insurance costs. The increase in FDIC insurance assessments was due to the receipt of a small bank credit in 2019 as the deposit insurance reserve ratio exceeded 1.35%. The remaining credit was fully utilized by the second quarter of 2020. The efficiency ratio was 54.8% for the third quarter of 2020 as compared to 57.8% in the third quarter of 2019.

Income Taxes

Income tax expense for the three months ended September 30, 2020 totaled $1,451,000 compared to $1,038,000 recorded for the three months ended September 30, 2019. The effective tax rate was 20% for the three months ended September 30, 2020 and 2019. The lower than expected tax rate in 2020 and 2019 was due primarily to tax-exempt interest income and New Market Tax Credits which further lowered the tax rate in 2020.

Income Statement Review for the Nine Months ended September 30, 2020 and 2019

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2020 and 2019:

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

	Nine Months Ended September 30,

	2020			2019

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$128,638	$4,455	4.62%	$81,022	$3,301	5.43%
Agricultural	109,038	4,601	5.63%	80,424	3,576	5.93%
Real estate	878,105	28,252	4.29%	713,449	24,523	4.58%
Consumer and other	18,113	713	5.25%	16,403	623	5.06%

Total loans (including fees)	1,133,894	38,021	4.47%	891,298	32,023	4.79%

Investment securities
Taxable	328,081	5,725	2.33%	261,456	4,715	2.40%
Tax-exempt (2)	170,413	3,488	2.73%	196,129	3,942	2.68%
Total investment securities	498,494	9,213	2.46%	457,585	8,657	2.52%

Interest-bearing deposits with banks and federal funds sold	122,131	889	0.97%	50,419	929	2.46%

Total interest-earning assets	1,754,519	$48,123	3.66%	1,399,302	$41,609	3.96%

Noninterest-earning assets	82,377			55,522

TOTAL ASSETS	$1,836,896			$1,454,824

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,003,378	$2,668	0.35%	$784,985	$4,584	0.78%
Time deposits	277,691	3,599	1.73%	221,275	2,929	1.76%
Total deposits	1,281,069	6,267	0.65%	1,006,260	7,513	1.00%
Other borrowed funds	46,164	238	0.69%	42,530	554	1.74%

Total interest-bearing liabilities	1,327,233	6,505	0.65%	1,048,790	8,067	1.03%

Noninterest-bearing liabilities
Noninterest-bearing checking	301,434			218,229
Other liabilities	11,941			8,388

Stockholders' equity	196,288			179,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,836,896			$1,454,824

Net interest income		$41,618	3.16%		$33,542	3.20%

Spread Analysis
Interest income/average assets	$48,123	3.49%		$41,609	3.81%
Interest expense/average assets	$6,505	0.47%		$8,067	0.74%
Net interest income/average assets	$41,618	3.02%		$33,542	3.07%

Net Interest Income

For the nine months ended September 30, 2020 and 2019, the Company's net interest margin adjusted for tax exempt income was 3.16% and 3.20%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2020 totaled $40,886,000 compared to $32,715,000 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, interest income increased $6,610,000, or 16%, when compared to the same period in 2019. The increase from 2019 was primarily due to the Acquisition and organic loan growth including PPP loans, offset in part by a reduction in interest rates.

Interest expense decreased $1,562,000, or 19%, for the nine months ended September 30, 2020 when compared to the same period in 2019. The lower interest expense for the period is primarily attributable to a decrease in market interest rates on deposits.

Provision for Loan Losses

A provision for loan losses of $4,424,000 was recognized for the nine months ended September 30, 2020 as compared to $545,000 for the nine months ended September 30, 2019. Net loan charge offs totaled $1,111,000 for the nine months ended September 30, 2020 compared to $295,000 for the nine months ended September 30, 2019. The increase in the provision for loan losses was primarily due to the economic slowdown associated with COVID-19 and to a lesser extent loan growth and the increase in net charge-offs.

Noninterest Income and Expense

Noninterest income for the nine months ended September 30, 2020 totaled $7,854,000 as compared to $6,258,000 for the nine months ended September 30, 2019, an increase of 26%. The increase in noninterest income was primarily due to an increase in gains on sale of loans held for sale due to increased refinancing volume in a low interest rate environment, security gains, and the Acquisition.

Noninterest expense for the nine months ended September 30, 2020 totaled $27,440,000 compared to $22,150,000 for the nine months ended September 30, 2019, an increase of 24%. Most of the increase was related to the Acquisition. Excluding the Acquisition, the increases were related to salaries and employee benefits and the amortization of the investment in Federal New Market Tax Credit projects. The increase in salaries and employee benefits, excluding the Acquisition, was primarily due to normal increases in salaries and other employee benefits including health insurance costs. The efficiency ratio was 56.3% and 56.8% for the nine months ended September 30, 2020 and 2019, respectively.

Income Taxes

Income tax expense for the nine months ended September 30, 2020 and 2019 totaled $3,222,000 and $3,381,000, respectively. The effective tax rate was 19% and 21% for the nine months ended September 30, 2020 and 2019, respectively. The lower than expected tax rate in 2020 and 2019 was due primarily to tax-exempt interest income and New Market Tax Credits further lowered the tax rate in 2020.

Balance Sheet Review

As of September 30, 2020, total assets were $1,910,395,000, a $173,212,000 increase compared to December 31, 2019. The increase in assets, primarily securities available-for-sale and loans, was funded primarily by deposits.

Investment Portfolio

The investment portfolio totaled $548,818,000 as of September 30, 2020, an increase of $68,975,000 from the December 31, 2019 balance of $479,843,000. The increase in securities available-for-sale is primarily due to purchases of municipal, mortgage-backed securities, and corporate bonds, offset in part by maturities in the U.S. Government Agency portfolio.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of September 30, 2020, gross unrealized losses of $91,000, are considered to be temporary in nature due to the interest rate environment of 2020 and other general economic factors. As a result of the economic slowdown resulting from the COVID-19 pandemic, certain bonds in the investment portfolio may become other-than-temporarily impaired and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and avoid considering present unrealized loss positions to be other-than-temporary.

At September 30, 2020, the Company’s investment securities portfolio included securities issued by 275 government municipalities and agencies located within 23 states with a fair value of $233.6 million. At December 31, 2019, the Company’s investment securities portfolio included securities issued by 251 government municipalities and agencies located within 18 states with a fair value of $195.3 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Storm Lake, Iowa, general obligation bonds with a fair value of $8.2 million (approximately 3.5% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of September 30, 2020; the bonds are repayable from the levy of continuing annual tax on all the taxable property within the territory of the city of Storm Lake.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of September 30, 2020 and December 31, 2019 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2020		2019
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$67,161	$68,964	$58,457	$59,072
Nebraska	12,273	12,597	3,414	3,427
Texas	10,246	10,829	11,243	11,382
Washington	8,356	8,730	6,530	6,629
Oregon	6,780	7,064	3,441	3,505
Other (2020: 13 states; 2019: 12 states)	24,736	25,462	19,208	19,432

Total general obligation bonds	$129,552	$133,646	$102,293	$103,447

Revenue bonds:
Iowa	$66,293	$67,803	$78,281	$78,624
Texas	8,629	9,213	480	476
Other (2020: 16 states; 2019: 12 states)	22,100	22,901	12,691	12,755

Total revenue bonds	$97,022	$99,917	$91,452	$91,855

Total obligations of states and political subdivisions	$226,574	$233,563	$193,745	$195,302

As of September 30, 2020 and December 31, 2019, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 7 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2020		2019
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$31,734	$32,260	$37,928	$38,173
Water	21,117	21,792	7,271	7,272
College and universities, primarily dormitory revenues	11,647	12,182	14,016	14,103
Leases	7,484	7,697	7,291	7,351
Electric power & light revenues	6,127	6,291	4,370	4,405
Sewer	5,274	5,554	4,612	4,645
Tax increment financing	5,063	5,413	2,545	2,428
Other	8,576	8,728	13,419	13,478

Total revenue bonds by revenue source	$97,022	$99,917	$91,452	$91,855

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $1,159,063,000 and $1,048,147,000 as of September 30, 2020 and December 31, 2019, respectively. The increase in loans was primarily due to government guaranteed loans under the Paycheck Protection Program (“PPP”). The PPP loans totaled $79.6 million as of September 30, 2020. The PPP loans bear an interest rate of 1.0% and generally have a two-year maturity. The Small Business Administration has provided fees to financial institutions to originate the PPP loans with recognition of the fees over the life of the loans. Management expects most of these loans to be forgiven and the fees associated with these loans will be accelerated into interest income.

Deposits

Deposits totaled $1,660,173,000 and $1,493,175,000 as of September 30, 2020 and December 31, 2019, respectively. The change in deposits since December 31, 2019 was primarily due to increases in account balances of noninterest-bearing commercial checking accounts, interest-bearing public funds checking accounts and retail savings accounts. Balance fluctuations were primarily due to normal customer activity, as customers’ liquidity needs vary at any given time. In addition, funds disbursed under the PPP program were deposited into customer accounts and may impact overall deposit fluctuations as customers spend those funds according to the PPP rules. Deposit levels may decrease in future periods as a result of the distressed economic conditions in our market areas related to the COVID-19 pandemic and the low interest rate environment.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase totaled $30,492,000 as of September 30, 2020, a decrease of $11,542,000, or 27%, from the December 31, 2019 balance of $42,034,000. The decrease was primarily due to account balances that transferred to interest-bearing checking.

Dividends Payable

There were no dividends payable as of September 30, 2020 as compared to $2,213,000 as of December 31, 2019. In the past, dividends were declared in one quarter and then paid in the subsequent quarter. For the quarter ended September 30, 2020 the dividend was not declared until October 14, 2020 and will be paid in the fourth quarter of 2020.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on September 30, 2020 totaled $1,159,063,000 compared to $1,048,147,000 as of December 31, 2019. Net loans comprise 61% of total assets as of September 30, 2020. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.44% at September 30, 2020, as compared to 0.48% at December 31, 2019. The increase in the level of problem loans is due primarily to the deterioration of one loan relationship in the hospitality portfolio. The Company’s level of problem loans as a percentage of total loans at September 30, 2020 of 1.44% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of June 30, 2020, of 0.85%, most recent available.

Impaired loans totaled $16,388,000 as of September 30, 2020 and have increased $11,600,000 as compared to the impaired loans of $4,788,000 as of December 31, 2019. The increase is primarily due to one hospitality loan relationship.

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

The Company had TDRs of $11,480,000 as of September 30, 2020 and $1,171,000 as of December 31, 2019, all of which were included in impaired and nonaccrual loans.

TDRs are monitored and reported on a quarterly basis. Certain TDRs are on nonaccrual status at the time of restructuring. These borrowings are typically returned to accrual status after the following: sustained repayment performance in accordance with the restructuring agreement for a reasonable period of at least nine months; and, management is reasonably assured of future performance. If the TDR meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will return to performing status.

Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020 various regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program was implemented.

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. Specific reserves of $40,000 were provided for the three and nine months ended September 30, 2020. No additional specific reserve was provided for the three and nine months ended September 30, 2019. The Company had $15,000 and $31,000 of charge-offs for TDR’s for the three and nine months ended September 30, 2020, respectively. The Company had $275,000 of charge-offs for TDR’s for the three and nine months ended September 30, 2019. The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans are on nonaccrual.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of September 30, 2020, nonaccrual loans totaled $16,388,000 and there were $180,000 of loans past due 90 days and still accruing. This compares to nonaccrual loans of $4,788,000 and loans past due 90 days and still accruing totaled $255,000 as of December 31, 2019. The increase in nonaccrual loans is due primarily to a hospitality loan. Real estate owned totaled $621,000 and $4,004,000 as of September 30, 2020 and December 31, 2019, respectively.

The agricultural real estate and agricultural operating loan portfolio classifications remain elevated. The watch and special mention loans in these categories totaled $58,653,000 as of September 30, 2020 as compared to $48,028,000 as of December 31, 2019. This increase is primarily due to one agricultural customer relationship. The substandard loans in these categories totaled $11,135,000 as of September 30, 2020 as compared to $15,913,000 as of December 31, 2019. The Iowa agricultural economy was challenging for most of 2020 as a result of the price of commodities, including corn, soybeans, cattle, hogs and ethanol, along with export concerns. Crop yields were also negatively impacted in some markets as a result of the Derecho and drought conditions.

The watch and special mention loans classified as commercial real estate totaled $77,378,000 as of September 30, 2020 as compared to $33,790,000 as of December 31, 2019. This increase in commercial real estate loans was due primarily to the hospitality and entertainment loan portfolio. The substandard commercial real estate loans totaled $33,724,000 as of September 30, 2020 as compared to $14,786,000 as of December 31, 2019.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2020 was 1.35%, as compared to 1.19% at December 31, 2019. The allowance for loan losses totaled $15,932,000 and $12,619,000 as of September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions and federal funds sold as of September 30, 2020 and December 31, 2019 totaled $142,393,000 and $143,565,000, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of September 30, 2020 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $214,567,000, with $3,000,000 of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $106,250,000, with no outstanding federal fund purchase balances as of September 30, 2020. The Company had securities sold under agreements to repurchase totaling $30,492,000 as of September 30, 2020.

Total investments as of September 30, 2020 were $548,818,000 compared to $479,843,000 as of December 31, 2019. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of September 30, 2020.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2020 totaled $21,323,000 compared to $14,339,000 for the nine months ended September 30, 2019, an increase of $6,984,000. This increase was primarily due to an increase in net income and the provision for loan losses.

Net cash used in investing activities for the nine months ended September 30, 2020 was $178,202,000 compared to $32,866,000 for the nine months ended September 30, 2019. The increase of $145,336,000 in cash used in investing activities was primarily due to a higher level of loans and purchases of investments, offset in part by increases in the proceeds from the maturities and calls of investments.

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $145,012,000 compared to $21,628,000 for the nine months ended September 30, 2019. The increase in cash provided by financing activities of $123,384,000 was primarily due to an increase in deposits, a lower amount of repayments of FHLB advances in 2020 as compared to 2019, and partially offset by changes in securities sold under repurchase agreements. As of September 30, 2020, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $7,229,000 and $9,568,000 for the nine months ended September 30, 2020 and 2019, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $2,979,000 as of September 30, 2020.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of September 30, 2020 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2020 totaled $206,037,000 and was $18,458,000 higher than the $187,579,000 recorded as of December 31, 2019. The increase in stockholders’ equity was primarily due to net income and an increase in other comprehensive income, offset in part by dividends declared and stock repurchases. The increase in other comprehensive income is created by lower market interest rates compared to December 31, 2019, which resulted in higher fair values in the securities available-for-sale portfolio. At September 30, 2020 and December 31, 2019, stockholders’ equity as a percentage of total assets was 10.8%. The capital levels of the Company exceed applicable regulatory guidelines as of September 30, 2020.

Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this Quarterly Report, including forward-looking statements concerning the Company’s future financial performance and asset quality.  Any forward-looking statement contained in this Quarterly Report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking into account all information currently available to management.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to management.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements.  The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following:  the substantial negative impact of the COVID-19 pandemic on national, regional and local economies in general and on our customers in particular; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for loan losses resulting from the COVID-19 pandemic or as dictated by new market conditions or regulatory requirements; fiscal and monetary policies of the U.S. government; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; and other risks and uncertainties inherent in the Company’s business, including those discussed under the heading “Risk Factors” in the Company’s annual report on Form 10-K.  Management intends to identify forward-looking statements when using words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “should”, “forecasting” or similar expressions.  Undue reliance should not be placed on these forward-looking statements.  The Company undertakes no obligation to revise or update such forward-looking statements to reflect current events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The COVID-19 pandemic has negatively impacted the national, Iowa and local economies in which the Company conducts business, created significant volatility and disruption in financial markets, and substantially increased unemployment levels. In addition, the pandemic resulted in temporary closures and slowdowns of many businesses and significant restrictions on companies and individuals beginning in Iowa on March 9, 2020. The State of Iowa has eased many of these restrictions related to the COVID-19 pandemic. As a result, the demand for our products and services may be significantly impacted, including the demand for new loans and deposits. Furthermore, the pandemic will likely result in the recognition of an elevated level of credit losses in our loan portfolios and continued increases in our allowance for loan losses, particularly if businesses remain closed or not fully operational, the impact on the Iowa and local economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold in our investment portfolio, as well as reductions in the unrealized gains component of other comprehensive income. Additionally, goodwill arising from recent bank acquisitions could become impaired if our net income and the fair value of the acquired assets decline due to the economic slowdown. Each of the foregoing events could negatively impact our revenues, earnings or both, as well as our financial condition.

Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. The Company, as a financial institution, is considered an essential business and, therefore, continues to operate and maintain our customer relationships. Changes in restrictions by governmental authorities may change the way the Company conducts its business. Current and future governmental actions may temporarily require the Company to conduct business related to foreclosures, repossessions, payments deferrals and other customer-related transactions differently. The Company could also take actions to preserve its capital levels, such as lowering or suspending dividends, in response to the COVID-19 pandemic.

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

In November, 2019, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of September 30, 2020, there were no shares remaining to be purchased under the plan. Ames National Corporation completed the stock repurchase program in April, 2020 and the average price per share was $19.92.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2020.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2020 to July 31, 2020	-	$-	-	-

August 1, 2020 to August 31, 2020	-	$-	-	-

September 1, 2020 to September 30, 2020	-	$-	-	-

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

2.1	Stock purchase agreement (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed on August 7, 2019).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: November 5, 2020	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President

By: /s/ John L. Pierschbacher

John L. Pierschbacher. Chief Financial Officer