Form 10-K
period 2020-12-31
AMES NATIONAL CORP
filed 2021-03-12
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020 or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $176,877,408.

The number of shares outstanding of the registrant’s common stock on February 27, 2021, was 9,122,747.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on or about March 12, 2021, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100% of the stock of six bank subsidiaries consisting of two national banks and four state-chartered banks, as described below. All of the Company’s operations are conducted in the State of Iowa and primarily within the central, north-central and south-central Iowa counties of Boone, Clarke, Hancock, Marshall, Polk, Story and Union where the Company’s banking subsidiaries are located. The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries and the management of its own investment and loan portfolios. The principal executive offices of the Company are located at 405 5th Street, Ames, Iowa 50010. The Company’s telephone number is (515) 232-6251 and website address is www.amesnational.com.

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

The principal sources of Company revenue are: (i) interest and fees earned on loans made or held by the Company and Banks; (ii) interest on investments, primarily on bonds, held by the Banks; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at the Banks; (v) merchant and card fees; (vi) gain on the sale of loans; and (vii) securities gains. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) professional fees; and (vi) business development. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest-bearing liabilities (primarily deposit accounts and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

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

Banking Subsidiaries

First National Bank, Ames, Iowa. First National is a nationally-chartered, commercial bank insured by the FDIC. It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company. In 2014, First National completed the purchase of a bank with offices in West Des Moines and Johnston, Iowa. In 2018, First National completed the purchase of a bank with offices located in Osceola, Iowa (the “Clarke County Acquisition”). First National provides full-service banking to businesses and residents within the Ames community through its three Ames offices; the Greater Des Moines area through its four offices located in Ankeny, Johnston, and West Des Moines; and South Central Iowa through its two offices in Osceola. It provides a variety of products and services designed to meet the needs of the markets it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships.

As of December 31, 2020, First National had capital of $101,017,000 and 132 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2020 and 2019 of approximately $9,758,000 and $10,280,000, respectively. Total assets as of December 31, 2020 and 2019 were approximately $1,031,155,000 and $913,271,000, respectively.

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

As of December 31, 2020, State Bank had capital of $17,626,000 and 22 full-time equivalent employees. State Bank had net income for the years ended December 31, 2020 and 2019 of approximately $2,571,000 and $2,069,000, respectively. Total assets as of December 31, 2020 and 2019 were approximately $196,758,000 and $159,246,000, respectively.

Boone Bank & Trust Co., Boone, Iowa. Boone Bank is an Iowa, state-chartered, FDIC insured commercial bank. Boone Bank was organized in 1992 by the Company under a new state charter in connection with a purchase and assumption transaction whereby Boone Bank purchased certain assets and assumed certain liabilities of the former Boone State Bank & Trust Company in exchange for a cash payment. It provides full-service banking to businesses and residents within the Boone community and surrounding area. It is actively engaged in agricultural, consumer and commercial lending, including real estate, operating and equipment loans. It conducts business from its main office and a full-service office, both located in Boone.

As of December 31, 2020, Boone Bank had capital of $15,900,000 and 20 full-time equivalent employees. Boone Bank had net income for the years ended December 31, 2020 and 2019 of approximately $1,643,000 and $1,502,000, respectively. Total assets as of December 31, 2020 and 2019 were approximately $149,990,000 and $134,688,000, respectively.

Reliance State Bank, Story City, Iowa. Reliance Bank is an Iowa, state-chartered, FDIC insured commercial bank. Reliance Bank was organized in 1928. Reliance Bank was acquired by the Company in 1995 through a stock transaction whereby the then shareholders of Reliance Bank exchanged all their Reliance Bank stock for stock in the Company. In 2012, Reliance Bank completed the purchase of a bank office of Liberty Bank, F.S.B. located in Garner, Iowa. Reliance Bank provides full banking services to businesses and residents within the Story City and Garner communities and surrounding areas. While its primary emphasis is in agricultural lending, Reliance Bank also provides the traditional lending services typically offered by community banks. It conducts business from its main office located in Story City and a full-service office located in Garner.

As of December 31, 2020, Reliance Bank had capital of $29,789,000 and 33 full-time equivalent employees. Reliance Bank had net income for the years ended December 31, 2020 and 2019 of approximately $2,578,000 and $2,750,000, respectively. Total assets as of December 31, 2020 and 2019 were approximately $259,077,000 and $229,907,000, respectively.

United Bank & Trust NA, Marshalltown, Iowa. United Bank is a nationally-chartered, commercial bank insured by the FDIC. It was chartered in 2002 and offers a broad range of deposit and loan products, as well as wealth management services to customers located in the Marshalltown and surrounding Marshall County area. It conducts business from its main office and a full-service office, both located in Marshalltown.

As of December 31, 2020, United Bank had capital of $11,357,000 and 21 full-time equivalent employees. United Bank had net income for the years ended December 31, 2020 and 2019 of approximately $1,184,000 and $930,000, respectively. Total assets as of December 31, 2020 and 2019 were approximately $117,513,000 and $100,443,000, respectively.

Iowa State Savings Bank, Creston, Iowa. Iowa State Bank is an Iowa, state-chartered, FDIC insured commercial bank. Iowa State Bank was organized in 1883. Iowa State Bank was acquired by the Company in 2019 through a stock transaction for cash (“Iowa State Bank Acquisition”). Iowa State Bank provides full banking services to businesses and residents within Creston, Iowa and the surrounding areas. While its primary emphasis is in agricultural lending, Iowa State Bank also provides the traditional lending services typically offered by community banks. It conducts business from its main office located in Creston and full-service offices located in Creston and Lenox.

As of December 31, 2020, Iowa State Bank had capital of $26,846,000 and 38 full-time equivalent employees. Iowa State Bank had net income for year ended December 31, 2020 of approximately $1,679,000 and net income for the period from October 25, 2019, acquisition date, through December 31, 2019 of approximately $303,000. Total assets as of December 31, 2020 and 2019 were approximately $237,009,000 and $215,407,000, respectively.

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

The Banks offer a full range of deposit services that are typically available in most financial institutions, including checking accounts, savings accounts and time deposits of various types, ranging from money market accounts to longer-term certificates of deposit. One major goal in developing the Banks' product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to each Bank's principal market area at rates competitive in that Bank’s market. In addition, retirement accounts such as Individual Retirement Accounts (IRAs) are available. The FDIC insures all deposit accounts up to the maximum coverage limits. The Banks solicit these accounts from small-to-medium sized businesses in their respective primary trade areas, from individuals who live and/or work within these areas, and from public entities within these areas. No material portion of the Banks' deposits has been obtained from a single person or from a few persons. Therefore, the Company does not believe that the loss of the deposits of any person or of a few persons would have an adverse effect on the Banks' operations or erode their deposit base.

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

Commercial and Construction Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations, limited liability companies and other business entities including municipalities where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and often times involve personal guarantees given by the owners of the business. Approximately 58% of the loan portfolio consists of loans made for commercial purposes.

The types of loans the Banks offer include:

●	commercial real estate loans, including owner occupied properties
●	multi-family real estate loans
●	operating and working capital loans
●	loans to finance equipment and other capital purchases
●	business lines of credit
●	term loans
●	construction loans
●	financing guaranteed under Small Business Administration programs
●	letters of credit

Agricultural Loans. The Banks, by virtue of their location in central, north-central and south-central Iowa, are directly and indirectly involved in agriculture and agri-business lending. This includes short-term seasonal lending associated with cyclical crop and livestock production, intermediate term lending for machinery, equipment and breeding stock acquisition and long-term real estate lending. These loans are typically secured by the crops, livestock, equipment or real estate being financed. The basic tenets of the Banks' agricultural lending philosophy are strong, positive cash flows, adequate collateral positions, and sufficient liquidity to withstand short-term negative impacts if necessary. Applicable governmental subsidies and affiliated programs are utilized if warranted to accomplish these parameters. Approximately 22% of the loan portfolio consists of loans made for agricultural purposes.

1-4 Family Residential Loans. 1-4 family residential loans are typically available to finance homes, home improvements and home equity lines of credit. These loans are made on a secured basis. Approximately 19% of the loan portfolio consists of loans made for 1-4 family residential purposes.

Consumer Loans. Consumer loans are typically available to finance consumer purchases, such as automobiles, household furnishings and boats. These loans are made on both a secured and an unsecured basis. Approximately 1% of the loan portfolio consists of loans made for consumer purposes. The following types of consumer loans are available:

●	automobiles and trucks
●	boats and recreational vehicles
●	personal loans and lines of credit

Other types of credit programs, such as loans to nonprofit organizations, to public entities, for community development and to other governmental programs also are available.

First National, Boone Bank, State Bank, United Bank and Iowa State Bank offer wealth management services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts and agency accounts. Assets under management amount to $345.8 million and $293.1 million as of December 31, 2020 and 2019, respectively. The Banks also provide farm management, investment and custodial services for individuals, businesses and non-profit organizations.

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

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios that do not exceed 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments no less frequently than 5 years from origination. Fully amortized monthly repayment terms normally do not exceed twenty five years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 56% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in our primary market areas in Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is heavily dependent on commodity prices, weather conditions, government programs and trade policies.

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

Commercial and Agricultural Term Loans – These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan-to-value ratios generally do not exceed 75% of the cost or value of the assets. Loans are normally guaranteed by the principal(s). In 2020, these loans also include Paycheck Protection Program loans originated as a part of the CARES Act. Commercial and agricultural operating and term loans represent approximately 20% of the loan portfolio.

Residential First Mortgage Loans – Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have fixed rates of up to fifteen years. The maximum amortization of first mortgage residential real estate loans is 30 years. First mortgage residential loans are also referred to an unaffilitated company that originates these loans in exchange for a fee. The loan-to-value ratios normally do not exceed 90% without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks’ collateral position. Loans secured by one-to-four family residential properties, home equity term loans and home equity lines of credit represent approximately 19% of the loan portfolio.

Home Equity Term Loans – These loans are normally for the purpose of home improvement or other consumer purposes and are secured by a junior mortgage on residential real estate. Loan-to-value ratios normally do not exceed 90% of market value.

Home Equity Lines of Credit - The Banks offer a home equity line of credit generally with a maximum term of 60 months. These loans are secured by a junior mortgage on the residential real estate and normally do not exceed a loan-to-market value ratio of 90% with the interest adjusted quarterly. Residential first mortgage loans, home equity term loans and home equity lines of credit represent approximately 19% of the loan portfolio.

Consumer Loans – Consumer loans are normally made to consumers under the following guidelines. Automobiles - loans on new and used automobiles generally will not exceed 90% and 75% of the value, respectively. Recreational vehicles and boats will not exceed 90% and 66% of the value, respectively. Each of these loans is secured by a first priority lien on the assets and requires insurance to protect the Banks’ collateral position. Unsecured - Terms for unsecured loans generally do not exceed 12 months. Consumer and other loans represent approximately 1% of the loan portfolio.

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

Human Capital

At December 31, 2020, the Banks had a total of 265 full-time equivalent employees and the Company had an additional 15 full-time employees. The Company and Banks provide their employees with a comprehensive program of benefits, including comprehensive medical, vision and dental plans, long-term and short-term disability coverage, and a 401(k) profit sharing plan. Management considers its relations with employees to be satisfactory. The Company has not experienced any material employment-related issues or interruptions of service due to labor disagreements and none of the employees are represented by unions.

Market Area

The Company operates six commercial banks with locations in Boone, Clarke, Hancock, Marshall, Polk, Story, Taylor and Union Counties in central, north-central and south-central Iowa that all offer a full line of business and consumer loan and retail and commercial deposit services. All banks, but Reliance Bank, offer wealth management services.

First National is headquartered in Ames, Iowa with a population of 66,023. The major employers are Iowa State University, Ames Laboratory, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Danfoss and McFarland Clinic. First National maintains four offices in the Des Moines metro area with a population of approximately 699,000. The major employers in the Des Moines metro market are State of Iowa, Principal Financial Group, Wells Fargo, UnityPoint Health, Mercy Medical Center, Nationwide Insurance, Corteva Agriscience, Hy-Vee Food Corp and John Deere. First National maintains two offices in Osceola, Iowa with a population of 5,103. Osceola is the county seat of Clarke County. The major employers in Clarke County are Hormel Foods, Miller Products Co., SIMCO Drilling Equipment, Inc., Clarke County Hospital, Lakeside Casino, Paul Mueller Company and Boyt Harness Company. First National has a small exposure to agricultural lending.

Boone Bank is located in Boone, Iowa with a population of 12,487. Boone is the county seat of Boone County. The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and CDS Global. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 6,754. Nevada is the county seat of Story County. The major employers are Story County Medical Center, Mid-American Manufacturing, Mid-States Millwright & Builders, Inc., Burke Corporation and Almaco. State Bank provides various types of loans with a major agricultural presence.

Reliance Bank is headquartered in Story City, Iowa with a population of 3,377. The major employers in the Story City area are Bethany Manor, American Packaging, M.H. Eby, Inc. and Record Printing. The Bank also maintains an office in Garner, Iowa with a population of 3,059. Garner is the county seat of Hancock County. The major employers in the Garner area are Iowa Mold & Tooling and Stellar Industries. All locations are in agricultural areas and the Bank has a strong presence in this type of lending.

United Bank is located in Marshalltown, Iowa with a population of 27,053. The major employers are Iowa Veterans Home, Marshalltown School District, JBS Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and UnityPoint Health. Marshalltown is the county seat of Marshall County. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans and real estate loans.

Iowa State Bank is headquartered in Union County in Creston, Iowa with a population of 7,784. Iowa State Bank has one additional office in Creston and an additional office located in Taylor Country in Lenox, Iowa. The major employers are Bunn-O-Matic Corporation, Wellman Dynamics Corporation, Southwestern Community College, Greater Regional Medical Center and Michael Foods, Inc. Creston is the county seat of Union County. All locations are in agricultural areas and the Bank has a strong presence in this type of lending.

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

As of December 31, 2020, there were 54 FDIC insured institutions having approximately 135 locations within Boone, Clarke, Hancock, Marshall, Polk, Story, Taylor and Union County, Iowa where the Banks' offices are located. First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County. Reliance Bank has the largest percentage of deposits in Hancock County.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. The Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (“CRRSAA”) was signed into law on December 27, 2020 to supplement and expand the CARES Act. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Banks, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Banks. Furthermore, as the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act, CRRSA and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which the Banks participate, to create a guaranteed, unsecured loan program to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use Paycheck Protection Program (“PPP”) loan proceeds. On December 27, 2020 the Consolidated Appropriations Act was signed into law and provided funding to reopen the PPP to new qualifying borrowers of “First Draw” PPP loans, provide opportunities for certain borrowers of existing PPP loans to increase their First Draw loan, and create an opportunity for certain businesses to obtain a “Second Draw” PPP loan. As a participating lender in the PPP, the Banks continue to monitor legislative, regulatory, and supervisory developments related thereto.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as Troubled Debt Restructuring (“TDRs”) and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020, extended to January 1, 2022 under CRRSAA, or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications. See Note 5 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about the COVID-19-related loan modifications completed by the Company.

Temporary Community Bank Leverage Ratio Relief. Pursuant to the CARES Act, the federal banking agencies adopted an interim rule, effective until the earlier of the termination of the coronavirus emergency declaration or December 31, 2020, to (i) reduce the minimum Community Bank Leverage Ratio from 9% to 8% percent for 2020 and (ii) give community banks a two-quarter grace period to satisfy such ratio if such ratio falls out of compliance by no more than 1%.

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

FDIC Insurance. The deposit insurance coverage limit is $250,000 per depositor, per insured depository institution for each account ownership category. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification. In 2019, the FDIC announced the deposit insurance fund reserve ratio was above 1.35%. Since the reserve ratio remained 1.35% in 2020, the Banks received a small bank assessment credit in the third and fourth quarter of 2019 and the first and second quarter of 2020. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law.

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The Agencies have also provided an optional community bank leverage ratio framework to provide a simple measure of capital adequacy for certain community banking organizations. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with capital level requirements as of December 31, 2020.

Basel III Capital Requirements. Basel III Capital Rules: (i) introduce a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to prior regulations.  Under the Basel III Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

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

With respect to the Banks, the Basel III Capital Rules revise the Prompt Corrective Action (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well capitalized status being 8%; and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any PCA category.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. A financial institution could elect to be subject to this new definition as of March 31, 2020.

Community Bank Leverage Ratio Requirements. The Community Bank Leverage Ratio is an optional method to compute regulatory capital requirements. The Community Bank Leverage Ratio is designed to reduce the burden of BASEL III by removing requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. Additionally, such insured depository institutions are considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The Company has elected to use the CBLR framework. The 9 percent capital ratio has been reduced to 8 percent as of June 30, 2020 and will increase to 8.5 percent beginning on March 31, 2021.

As of December 31, 2020, the Banks exceeded all of their regulatory capital requirements and were designated as “well capitalized” under federal guidelines. See Note 16 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements under prompt corrective action. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized." Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2020, each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

Reserves Against Deposits

The Federal Reserve, prior to March 26, 2020, requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% had to be maintained against total transaction accounts of $127,500,000 or less (subject to an exemption not in excess of the first $16,900,000 of transaction accounts). A reserve of $3,318,000 plus 10% of amounts in excess of $127,500,000 had to be maintained in the event total transaction accounts exceeded $127,500,000. The balances maintained to meet the reserve requirements imposed by the Federal Reserve could be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement was to reduce the earning assets of the Banks.

The Federal Reserve announced on March 15, 2020, that the reserve requirement ratios will be reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. Currently the Board has no plans to re-impose reserve requirements but retains the right to do so.

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

Information about our Executive Officers

The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Each executive officer has served in his current position for the past five years with the exception of John P. Nelson, John L. Pierschbacher, Adam R. Snodgrass, and Robert A. Thomas. Mr. Nelson was appointed president and chief executive officer of the Company on June 29, 2018. Mr. Pierschbacher was appointed chief financial officer of the Company on June 29, 2018. Mr. Snodgrass was appointed as president of Iowa State Bank on October 25, 2019. Mr. Thomas was appointed as president of United Bank on July 1, 2020.

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	58	President and Director of First National.

Stephen C. McGill	66	President and Director of State Bank.

John P. Nelson	54

Chief Executive Officer, President and Director of the Company. Director and Chairman of Boone Bank, Reliance Bank, State Bank and United Bank and Director of First National and Iowa State Bank; previously Chief Financial Officer and Secretary of the Company.

John L. Pierschbacher	61	Chief Financial Officer, Director and Secretary of the Company; previously Controller of the Company.

Jeffrey K. Putzier	59	President and Director of Boone Bank.

Richard J. Schreier	53	President and Director of Reliance Bank.

Adam R. Snodgrass	40	President and Director of Iowa State Bank; previously CEO, CFO and director of Iowa State Bank prior to the Iowa State Bank Acquisition.

Robert A. Thomas	61	President and Director of United Bank; previously Senior Loan Officer of United Bank.

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

Economic and Market Risk Conditions

Changes in general business, economic and political conditions may adversely affect the Company’s business.

Our earnings and financial condition are affected by general business, economic and political conditions. For example, a depressed economic environment increases the likelihood of lower employment levels and recession, which could adversely affect our earnings and financial condition. General business and economic conditions that could affect us include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets and the strength of the national and local economies in which we operate. Political conditions can also affect our earnings through the introduction of new regulatory policies, changes in tax laws and changes in trade policies.

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

Economic conditions in our market, the state of Iowa, and the United States have been largely unfavorable and highly volatile in 2020 primarily due to the COVID-19 pandemic. If the COVID-19 pandemic wanes economic conditions may improve, but there can be no assurance that this improvement will continue or occur at a meaningful rate. Stagnant or declining economic conditions, whether due to continuing adverse effects of the pandemic or otherwise, could materially and adversely affect our results of operations and financial condition.

The ongoing COVID-19 pandemic and resulting adverse economic conditions have adversely impacted, and could continue to adversely impact, our business, financial condition and results of operations.

The COVID-19 pandemic has adversely impacted the national, Iowa and local economies in which the Company conducts business, created significant volatility and disruption in financial markets, increased unemployment levels and created hardships for our customers. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability.

Although the Company continued operating during the initial shutdowns, the COVID-19 pandemic has caused disruptions to our business and could continue to cause material disruptions in the future. Impacts to our business have included costs due to remote access for our employees and additional health and safety precautions implemented at our offices; increases in customers' inability to make scheduled loan payments; increases in requests for loan modifications; and an adverse effect on accounting estimates that we use to determine our provision and allowance for credit losses. A worsening or prolonged continuation of the current unfavorable economic conditions could further impact our provision and allowance for credit losses, and could impact the value of certain assets that we carry on our balance sheet such as goodwill.

While we have taken and are continuing to take precautions to protect the safety and well-being of our employees and customers, no assurance can be given that the steps being taken will be adequate or appropriate. The continued or renewed spread of COVID-19, including the new variants of the virus recently discovered, could negatively impact the availability of key personnel necessary to conduct our business, the business and operations of our third-party service providers who perform critical services for our business, or the businesses of many of our customers.

Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:

●	the pandemic's course, duration and severity;
●

the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, consumer spending and real estate market values;

●	the continuing impact of the pandemic on the ability of our loan customers to perform their loan obligations;
●	declines in collateral values;
●

political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as moratoria and other suspensions of collections, foreclosures, and related obligations;

●

the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;

●	the timing and availability of direct and indirect governmental support for various financial assets;
●	potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;
●	the ability of our employees and our third-party vendors to work effectively during the course of the pandemic; and
●	any increase in cyber and payment fraud related to COVID-19, as cybercriminals attempt to profit from disruption, given increased online banking, e-commerce and other online activity.

We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise result in a continuation or worsening of the current economic environment, our business, financial condition, and results of operations could be materially adversely affected.

Credit Risks

The Company’s business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards, implement and observe appropriate procedures for monitoring our outstanding loans and ensure that our bankers follow those standards and procedures. The weakening of these standards or procedures for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, our inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers may negatively impact the quality of our loan portfolio, result in loan defaults, foreclosures and additional charge-offs and necessitate that we significantly increase our allowance for loan losses, therefore reducing our earnings. As a result, our inability to successfully manage credit risk, particularly during the period of economic disruption caused by the COVID-19 pandemic, could have a material adverse effect on our business, financial condition or results of operations.

The commercial real estate loan portfolio is a significant part of the Company’s business.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2020. The market value of real estate securing these loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

The COVID-19 pandemic has had a negative impact on the national, Iowa and local economies and in turn the Company’s borrowers. In particular, the Company’s management believes that the credit risk associated with the hospitality and entertainment loans included in the Company’s commercial real estate portfolio may be affected more quickly than other areas of the Company’s loan portfolio if the COVID-19 pandemic continues. The credit management team has remained in regular contact with these borrowers.

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

Determination of the allowance is inherently subjective, and has become more challenging with the uncertainty of the effects and duration of the COVID-19 pandemic, as it requires significant estimates and management’s judgment of credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Also, if charge-offs in future periods exceed the allowance for loan losses or increase significantly; we will need additional provisions to increase the allowance. Any increases in provisions will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

Loans to agricultural-related borrowers are subject to factors beyond the Company’s control, including fluctuations in commodity and livestock prices, government trade policies and other risks, which could negatively impact the Company’s loan portfolio.

A significant portion of our loan portfolio consists of loans to borrowers who are directly or indirectly affected by the health of the Iowa agricultural economy. During 2019 and 2020, the agricultural economy has experienced low grain prices which placed downward pressure on cash flow and profits from agricultural activities. Grain prices have recovered during the 4th quarter of 2020 and should relieve some of the pressure on cash flow and profits from agricultural activities. An extended period of low commodity and/or livestock prices, together with other risks to which our agricultural borrowers are subject, including poor weather conditions, higher input costs, changes in governmental support programs and uncertainty regarding governmental mandates affecting ethanol production, could result in reduced cash flows and profit margins, negatively affecting these borrowers and making it more difficult for them to repay their loan obligations to us. Moreover, recent changes in the U.S. trade policy, including uncertainty as to the imposition of tariffs, together with current tariffs, on products that our agricultural borrowers export to foreign markets could result in further volatility and deterioration of the price of agricultural products, providing further challenges and risk to our portfolio of agricultural loans. A general decline in the agricultural economy could also negatively affect us by reducing the value of agricultural real estate which secures some of our agricultural loans, creating the potential for greater losses if these borrowers are unable to repay their loans and we are forced to rely on this collateral. Moreover, a general decline in the agricultural economy could also negatively impact some of our commercial borrowers whose businesses are directly or indirectly dependent on the health of the agricultural economy. All of these risks, which are beyond our control, could produce losses in our loan portfolio and adversely affect our financial condition or results of operations.

Credit risk related to PPP loans.

There is credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Company, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP, or if the borrowers fraudulently obtained a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there is a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Liquidity and Interest Rate Risks

Fair values of investments in the Company’s securities portfolio may adversely change.

As of December 31, 2020, the fair value of our securities portfolio was approximately $597.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, an unfavorable change in the liquidity of an investment, rating agency downgrades of the securities, reinvestment risk, liquidity risk, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause us to recognize an other-than- temporary impairment (OTTI) in future periods and result in realized losses that negatively impact earnings. The success of any investment activity is affected by general economic conditions. Unexpected volatility or illiquidity in the markets in which we hold securities could reduce our liquidity and stockholders' equity. To mitigate these risks, we have access to lines of credit that provide additional liquidity, if needed.

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

Short-term federal funds interest rates have fallen 1.50% in 2020 after falling 0.75% in 2019. Intermediate and longer-term rates have also decreased during the same period in 2020 and 2019. This decrease in rates put pressure on the Company’s net interest margin as our earning assets (primarily our loan and investment portfolio) have longer maturities than our interest-bearing liabilities (primarily our deposits and other borrowings). With interest rates now at historically low levels, the Company’s challenge will be that rates remain at these historical low levels for an extended period of time or there is a potential for quickly rising interest rates in the future. In an extended period of low interest rates, interest income may decrease more quickly than interest expense. In a rising interest rate environment, interest expense will increase more quickly than interest income, as the interest-bearing liabilities reprice more quickly than earning assets, placing downward pressure on the net interest margin. A reduction in the net interest margin could negatively affect our results of operations, including earnings. In response to this challenge, we model quarterly the changes in income that would result from various changes in interest rates. Management believes our earning assets have the appropriate maturity and repricing characteristics to optimize earnings and interest rate risk positions.

The inability to deploy excess liquidity may adversely affect the Company’s business.

Maintaining adequate liquidity is essential to the banking business. Excess liquidity or the inability to maintain liquidity through deposits, borrowing, sale of securities or other sources could have a substantial negative impact on our liquidity.

We maintain liquidity primarily through customer deposits and through access to other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) overnight borrowings and purchased federal funds. If governmental programs or economic conditions change so that we continue to have excess liquidity due to increases in deposit balances, we might experience excess liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated increase or reductions in our liquidity. In such events, our cost of funds may decrease, but our investments options become limited thereby reducing our net interest income. This situation could have a material adverse impact on our results of operations and financial condition.

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

Operational Risks

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

Because the Company has grown in part through acquisitions, goodwill and intangible assets are included in the consolidated assets. Goodwill and intangible assets were $15.6 million as of December 31, 2020. Under generally accepted accounting principles (“GAAP”), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

Changes in accounting policies or accounting standards, or changes in how accounting standards are interpreted or applied, could materially affect how the Company reports its results of operations and financial condition.

Our accounting policies are fundamental to determining and understanding our results of operation and financial condition.  Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  Any changes in our accounting policies could materially affect our financial statements.  From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be difficult to predict and could materially affect how we report our results of operations and financial condition. We may be required to apply a new or revised standard retroactively or apply an existing standard differently and retroactively, which may result in the Company being required to restate prior period financial statements in material amounts. In particular, the FASB issued a new accounting standard requiring companies to estimate current expected credit losses. The standard, which is a major change for banking organizations, becomes effective for the Company on January 1, 2023. The new standard is likely to result in more timely recognition of credit losses than under the previous incurred loss model, and the Company is evaluating the extent to which the new guidance will affect results of operations.

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

Damage to the Company’s reputation could adversely affect our business.

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

Strategic and External Risks

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

Federal Government Spending and increase in monetary supply could adversely affect our business.

The banking and financial services business is negatively affected by increased federal government spending and the increased monetary supply. The increase in the balances of customers deposit accounts due to government stimulus programs and increase in the monetary supply puts a strain on the Company’s capital ratios. The increase in the money supply also keeps interest rates at historically low levels and may cause inflation. Our business, financial condition and results of operations may be adversely affected by these changes if continued over a period of time.

The Company may be adversely affected by risks associated with completed and potential acquisitions.

We have in the past, and may in the future, acquire other financial institutions or bank offices when we believe such acquisitions support our business strategy. Acquisitions involve many risks including: (i) incurring time and expense associated with identifying, evaluating and negotiating potential acquisitions, resulting in management’s attention being diverted from operation of our existing business, (ii) the risk that the acquired business will not perform to our expectations, including a failure to realize anticipated synergies or costs savings, (iii) entering markets in which we have limited or no direct prior experience, (iv) difficulties or increased expenses associated with integrating the operations of the acquired business, (v) the potential for claims or unexpected liabilities arising out of the acquired business, and (vi) the potential loss of key employees or customers of the acquired business. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions we may undertake.

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

Severe weather, natural disasters, pandemics, acts of war or terrorism or other adverse external events could significantly impact our business.

Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The COVID-19 pandemic may have an adverse impact on our customers that are directly or indirectly engaged in industries that could be affected by the pandemic, such as, hospitality and entertainment. Their businesses may be adversely affected by quarantines and travel restrictions in areas most affected by the COVID-19 pandemic. In addition, entire industries, such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected areas. As a result, the COVID-19 pandemic may materially and adversely impact various aspects of our operations and financial results, by requiring us to take certain responsive actions, including but not limited to, increasing our loan loss reserves, incurring costs for emergency preparedness, closing branch offices or branch operations and requiring that employees work remotely, which may lead to personnel shortages. The occurrence of any of the events in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Risks related to the Company’s Stock

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

Risk related to volatility of the Company’s stock.

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

The Company’s common stock is currently included in the Russell 3000 index. Stocks that are to be included in the Russell 3000 index are determined annually based on market capitalization in May. Stocks that are no longer included in the Russell 3000 index when it is reconstituted in June of this year may have less market demand for the purchase of their stock, which may put downward pressure on their stock price. There is a possibility that the Company’s market capitalization will no longer qualify for its inclusion in the Russell 3000 index when it is reconstituted in June.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's office is housed in the main office of First National located at 405 5th Street, Ames, Iowa and occupies approximately 4,200 square feet. There is a lease agreement between the Company and First National. The main office owned by First National, consists of approximately 45,000 square feet. In addition to its main office, First National conducts its business through eight full-service offices, the West Ames office, North Grand office, Ankeny office, West Glen office, Valley Junction office, Johnston office, Downtown Osceola office, and Jeffreys office. The West Ames and North Grand offices are located in Ames, Iowa. The office in Ankeny, Iowa occupies approximately 14,000 square feet, of which approximately 2,188 square feet is leased to three tenants for business purposes. The West Glenn office is located in West Des Moines, Iowa and occupies approximately 12,500 square feet and is leased from the Company. The West Glen office leases approximately 2,000 square feet to one tenant. The Valley Junction office is located in West Des Moines, Iowa. The Johnston office is leased and consists of 3,800 square feet. The Downtown Osceola and Jefferies offices are located in Osceola, Iowa. All of the properties owned by the Company and First National are free of any mortgages.

State Bank conducts its business from its main office located at 1025 Sixth Street, Nevada, Iowa. This property is owned by State Bank free of any mortgage.

Boone Bank conducts its business from its main office located at 716 Eighth Street, Boone, Iowa and from one additional office also located in Boone, Iowa. All properties are owned by Boone Bank free of any mortgage.

Reliance Bank conducts its business from its main office located at 606 Broad Street, Story City, Iowa. Approximately 11,400 square feet of the Story City office is leased to twelve individual tenants and one commercial tenant. Reliance also has a full-service office located in Garner, Iowa. All properties are owned by Reliance Bank free of any mortgage.

United Bank conducts its business from its main office located at 2101 South Center Street, Marshalltown, Iowa and from a full-service office also located in Marshalltown, Iowa. All properties are owned by United Bank free of any mortgage.

Iowa State Bank’s main office is located at 401 West Adams Street, Creston, Iowa. In addition to its main office, Iowa State Bank conducts its business through two full-service offices, the Highway 34 office and Lenox office. The Highway 34 office is located in Creston, Iowa. All properties are owned by Iowa State Bank free of any mortgage.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 26, 2021, the Company had approximately 285 shareholders of record and approximately 2,185 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”. Trading in the Company’s common stock is, however, relatively limited. The closing price of the Company’s common stock was $22.86 on February 26, 2021.

The Company declared aggregate annual cash dividends in 2020 and 2019 of approximately $6,859,000 and $8,861,000, respectively, or $0.75 per share in 2020 and $0.96 per share in 2019. In January 2021, the Company declared a quarterly cash dividend of approximately $2,281,000 or $0.25 per share.

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

No Stock Repurchase Plan is in place as of December 31, 2020, as the previous Stock Repurchase Plan was completed in 2020 and no new Stock Repurchase Plan was approved. In November 2019, the Board of Directors approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in November 2018) that expired in November 2019. The Company purchased 100,000 shares in 2020 and 70,558 shares in 2019 under the Stock Repurchase Plans that were in effect during 2020 and 2019.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2020.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2020 to October 31, 2020 (1)	-	$-	-	-

November 1, 2020 to November 30, 2020 (1) and (2)	-	$-	-	-

December 1, 2020 to December 31, 2020 (2)	-	$-	-	-

Total	-		-

(1)

The Stock Repurchase Plan adopted in November, 2019 expired in November, 2020 and no shares remain available for purchase under this plan. No purchases were made under this plan during October or November, 2020.

(2)	There is no Stock Repurchase Plan in effect after the Stock Repurchase Plan expired in November, 2020.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data of the Company for the five years ended December 31, 2016 through 2020 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Selected Financial Data

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018	2017	2016

STATEMENT OF INCOME DATA
Interest income	$62,941	$56,177	$49,727	$45,794	$44,046
Interest expense	8,098	10,929	7,603	5,581	4,135

Net interest income	54,843	45,248	42,124	40,213	39,911
Provision for loan losses	5,681	1,314	639	1,520	524

Net interest income after provision for loan losses	49,162	43,934	41,485	38,693	39,387
Noninterest income	10,620	8,629	7,901	7,993	8,088
Noninterest expense	36,551	31,522	27,966	25,405	24,935

Income before provision for income tax	23,231	21,041	21,420	21,281	22,540
Provision for income tax	4,381	3,847	4,406	7,584	6,805

Net income	$18,850	$17,194	$17,014	$13,697	$15,735

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared*	$6,859	$8,861	$10,890	$8,194	$7,821
Cash dividends declared per share*	$0.75	$0.96	$1.17	$0.88	$0.84
Basic and diluted earnings per share	$2.06	$1.86	$1.83	$1.47	$1.69
Weighted average shares outstanding	9,148,244	9,236,989	9,309,649	9,310,913	9,310,913

BALANCE SHEET DATA
Total assets	$1,975,648	$1,737,183	$1,455,687	$1,375,060	$1,366,453
Net loans	1,129,505	1,048,147	890,461	771,500	752,182
Deposits	1,716,446	1,493,175	1,221,084	1,134,391	1,109,409
Stockholders' equity	209,486	187,579	172,865	170,753	165,105
Equity to assets ratio	10.60%	10.80%	11.88%	12.42%	12.08%

FIVE YEAR FINANCIAL PERFORMANCE
Net income	$18,850	$17,194	$17,014	$13,697	$15,735
Average assets	1,866,188	1,504,176	1,384,740	1,368,680	1,330,906
Average stockholders' equity	198,880	181,300	168,703	170,762	167,750

Return on assets (net income divided by average assets)	1.01%	1.14%	1.23%	1.00%	1.18%
Return on equity (net income divided by average equity)	9.48%	9.48%	10.09%	8.02%	9.38%
Net interest margin (net interest income divided by average earning assets)**	3.13%	3.21%	3.23%	3.25%	3.36%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	55.83%	58.51%	55.90%	52.70%	51.95%
Dividend payout ratio (dividends per share divided by net income per share)*	36.41%	51.61%	63.93%	59.86%	49.70%
Dividend yield (dividends per share divided by closing year-end market price)*	3.12%	3.42%	4.60%	3.16%	2.55%
Equity to assets ratio (average equity divided by average assets)	10.66%	12.05%	12.18%	12.48%	12.60%

* Prior to 2020, dividends were declared in one quarter and then paid in the subsequent quarter. For the quarter ended December 31, 2020 the dividend was not declared until January 13, 2021 and will be paid in the first quarter of 2021.

** See page 32 for further discussion of this Non-GAAP financial measure.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion is provided for the consolidated operations of the Company and its Banks. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and wealth management services. Some Banks also offer investment services through a third-party broker-dealer. The Company employs 15 individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems, property appraisals, training and the coordination of management activities, in addition to 265 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flows are: (i) interest and fees earned on loans made or held by the Company and Banks; (ii) interest on investments, primarily on bonds, held by the Banks; (iii) fees on wealth management services; (iv) service charges on deposit accounts maintained at the Banks; (v) merchant and card fees; (vi) gain on the sale of loans held for sale; and (vii) securities gains. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) salaries and employee benefits; (iii) data processing costs primarily associated with maintaining the Banks’ loan and deposit functions; (iv) occupancy expenses for maintaining the Banks’ facilities; (v) professional fees; and (vi) business development. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest-bearing liabilities (primarily deposit accounts and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company reported net income of $18,850,000 for the year ended December 31, 2020 compared to $17,194,000 for the year ended December 31, 2019. This represents an increase in net income of 9.6% when comparing 2020 with 2019. The improvement in earnings in 2020 from 2019 is primarily the result of the Iowa State Bank Acquisition (the “Acquisition”) and a reduction in interest expense due to declines in market rates, offset in part by an increase in the provision for loan losses. Earnings per share for 2020 were $2.06 compared to $1.86 in 2019. All six Banks demonstrated profitable operations during 2020 and 2019.

The Company’s return on average equity for 2020 and 2019 was 9.48% for both periods. The return on average assets for 2020 was 1.01% compared to 1.14% in 2019. The decrease in return on return on average assets when comparing 2020 to 2019 was primarily a result of a higher asset base due to the increase in deposits.

The following discussion will provide a summary review of important items relating to:

●	Challenges and COVID-19 Status, Risks and Uncertainties
●	Key Performance Indicators
●	Industry Results
●	Critical Accounting Policies
●	Non-GAAP Financial Measures
●	Income Statement Review
●	Balance Sheet Review
●	Asset Quality Review and Credit Risk Management
●	Liquidity and Capital Resources
●	Interest Rate Risk
●	Inflation
●	Forward-Looking Statements and Business Risks

Challenges and COVID-19 Status, Risks and Uncertainties

Management has identified certain events or circumstances that have the potential to negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges.

●

If interest rates increase significantly over a relatively short period of time due to higher inflationary numbers or other factors, the interest rate environment may present a challenge to the Company. Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income, thus placing downward pressure on net interest income. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest-bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will tend to increase more quickly than interest income as the interest-bearing liabilities reprice more quickly than earning assets, resulting in a reduction in net interest income. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

●

The agricultural community is subject to commodity price fluctuations. Extended periods of low commodity prices, higher input costs or poor weather conditions could result in reduced profit margins, reducing demand for goods and services provided by agriculture-related businesses, which, in turn, could affect other businesses in the Company’s market area. Moreover, changes in U.S. trade policy could create further volatility for commodities prices as the volume of exports of agricultural products to these foreign markets could be adversely impacted. Lastly, uncertainty regarding governmental mandates affecting ethanol production could reduce the demand for corn in the Company’s trade area, thus introducing further price volatility for this commodity. Any combination of these factors could produce losses within the Company's agricultural loan portfolio and in the commercial loan portfolio with respect to borrowers whose businesses are directly or indirectly impacted by the health of the agricultural economy.

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

The onset and continuation of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing our business and continuation of operations, including the following:

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

●	Market interest rates have declined significantly and these reductions, especially if prolonged, could adversely affect our net interest income, net interest margin and earnings;

●

We may experience a potential slowdown in demand for our products and services, including the demand for traditional loans, although we believe the decline may be offset, in whole or in part, due to the new volume of PPP loans under the CARES Act and other governmental programs established in response to the pandemic;

●

We have experienced, and anticipate we will continue to experience, an increase in risk of delinquencies, defaults and foreclosures, as well as declining collateral values and further impairment of the ability of our borrowers to repay their loans, all of which may result in additional credit charges and other losses in our loan portfolio;

●

Goodwill is currently evaluated for impairment quarterly and goodwill has been determined to not be impaired as of December 31, 2020. In the future goodwill may be impaired if the effects of the economic slowdown negatively impacts our net income and fair value, particularly of our most recent acquisition. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded;

●

Declines in fair value of investment securities in our portfolio could result in impairment charges and reduce the unrealized gains reported as part of our consolidated comprehensive income (loss); and

●

In meeting our objective to maintain our capital levels and liquidity position through the COVID-19 pandemic, our Board of Directors could reduce or determine to altogether forego payment of future dividends in order to maintain and/or strengthen our capital and liquidity position.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 5,001 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Years Ended December 31,
	2020		2019		2018
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.01%	0.72%	1.14%	1.29%	1.23%	1.35%

Return on equity	9.48%	6.88%	9.48%	11.38%	10.09%	11.98%

Net interest margin	3.13%	2.82%	3.21%	3.36%	3.23%	3.40%

Efficiency ratio	55.83%	59.78%	58.51%	56.63%	55.90%	56.27%

Capital ratio	10.66%	8.81%	12.05%	9.66%	12.18%	9.70%

Key performance indicators include:

●

Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company’s return on assets ratio was higher than the industry average for 2020.

●

Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company’s return on equity ratio was higher than the industry average for 2020.

●

Net Interest Margin

This ratio is calculated by dividing tax-equivalent net interest income by average earning assets. Earning assets consist primarily of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings. The Company’s net interest margin was higher than the industry average for 2020.

●

Efficiency Ratio

This ratio is calculated by dividing noninterest expense by net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was lower than the industry average for 2020.

●

Capital Ratio

The capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio was higher than the industry average for 2020.

Industry Results

The FDIC Quarterly Banking Profile reported the following results for the fourth quarter of 2020:

Full-Year 2020 Net Income Declines 36.5% to $147.9 Billion

For the 5,001 FDIC-insured commercial banks and savings institutions, full-year 2020 net income totaled $147.9 billion, a decline of $84.9 billion (36.5%) from 2019. The decline was primarily attributable to higher provision expenses in the first half of 2020 tied to pandemic-related deterioration in economic activity. Provision expenses increased by $77.1 billion (140%), and net interest income declined by $20 billion (3.7%). Average net interest margin (NIM) declined by 54 basis points from 2019 to 2.82%, as the yield on average earning assets declined at a faster rate than the cost of funds. The average return on assets (ROA) ratio declined from 1.29% in 2019 to 0.72% in 2020.

Quarterly Net Income Increases 9.1% From a Year Ago to $59.9 Billion

Fourth quarter 2020 quarterly net income totaled $59.9 billion, an increase of $5 billion (9.1%) from a year ago. The primary driver of higher net income this quarter was the reduction in provision expenses. More than half of all banks (57.4%) reported year-over-year increases in quarterly net income. The share of unprofitable institutions remained relatively stable from a year ago at 7.3%. The average ROA ratio was 1.11% during fourth quarter 2020, down 8 basis points from a year ago but below a recent high of 1.41% in third quarter 2018.

Net Interest Margin Remains Unchanged From Third Quarter and at a Record Low Level

The banking industry reported aggregate net interest income of $131.3 billion during the fourth quarter, a decline of $5.4 billion (3.9%) from a year ago. This marks the fifth consecutive quarter that net interest income declined. Almost 43% of all banks reported annual declines in net interest income. The average NIM was 2.68% in fourth quarter 2020, unchanged from the third quarter but down 60 basis points from fourth quarter 2019. Banks of all asset size groups featured in the Quarterly Banking Profile (QBP) reported average NIM compression relative to a year ago, as the contraction in earning asset yields exceeded the decline in funding costs. At fourth quarter 2020, both earning asset yields and funding costs dropped to the lowest levels ever reported in the QBP.

Noninterest Income Expands 6.5% From the Year-Ago Quarter

Noninterest income rose by $4.3 billion (6.5%) from a year ago, with nearly 61% of all banks reporting annual increases. The annual improvement in noninterest income was led by the growth in net gains on loan sales, which rose by $3.9 billion (104%), and net gains on sales of other assets, which increased by $1.6 billion. Trading revenue, which was the largest dollar contributor to the overall increase in noninterest income during second quarter 2020, declined for the second consecutive quarter and was down $799.7 million (11%) from fourth quarter 2019.

Noninterest Expense Increases Almost 3% From a Year Ago

Noninterest expense rose by $3.3 billion (2.7%) from a year ago, as almost two-thirds of all banks (66.4%) reported annual increases. The rise in noninterest expense was driven by higher salary and employee benefit expenses, which expanded by $3.7 billion (6.6%). The average assets per employee increased from $9 million in fourth quarter 2019 to $10.6 million in fourth quarter 2020.

Provisions for Credit Losses Decline to the Lowest Level Since Second Quarter 1995

With the improving economic outlook, provisions for credit losses decreased by $11.4 billion (76.5%) from a year ago to $3.5 billion, the lowest level since second quarter 1995. The decline in provisions for credit losses was not broad-based, as less than one-third (31.2%) of all banks reported year-over-year declines. In the fourth quarter, 279 banks used the current expected credit losses (CECL) accounting standard and reported an aggregate $1.4 billion in provisions for credit losses, down $ 11.2 billion (88.9%) from a year ago. For non-CECL adopters, provisions for credit losses totaled $2.1 billion, down $ 186.6 million (8.2%) from a year ago.

The Net Charge-Off Rate Falls 13 Basis Points From Fourth Quarter 2019

The net charge-off rate fell by 13 basis points from fourth quarter 2019 to 0.41%. Net charge-offs totaled $11.2 billion, down $2.8 billion (19.7%) from a year ago. The year-over-year decline in net charge-offs was driven by the reduction in credit card loan charge offs (down $3.4 billion, or 39.7%). Net charge-offs on nonfarm nonresidential (NFNR) properties increased by $657.9 million (348.3%) from a year ago. The net charge-off rate for NFNR properties increased by 17 basis points from a year ago to 0.22% but remained below the high of 1.40% in fourth quarter 2010. The net charge-off rate for the commercial and industrial (C&I) loan portfolio increased by 4 basis points from a year ago to 0.47%, below the recent high of 0.64% in second quarter 2020.

The Noncurrent Loan Rate Expands Modestly to 1.18%

The noncurrent rate rose by 1 basis point from third quarter 2020 to 1.18%. Noncurrent loan balances (90 days or more past due or in nonaccrual status) increased by $944.9 million (0.7%) from the previous quarter. One-third of all banks (33.3%) reported quarterly increases in noncurrent loan balances. The quarterly increase in noncurrent loan balances was led by NFNR properties (up $2.1 billion, or 15.7%) and credit card balances (up $1.4 billion, or 17%). The noncurrent rate for NFNR properties increased by 13 basis points to 1.00% in the fourth quarter 2020, while the noncurrent rate for credit card balances rose by 13 basis points to 1.16%.

Total Assets Increase 3.1% From the Previous Quarter

Total assets increased by $664 billion (3.1%) from third quarter 2020. The banking industry’s liquidity position continued to strengthen. Cash and balances due from depository institutions rose by $357 billion (12.6%), and security holdings posted a record high quarterly dollar increase of $321.4 billion (6.7%). Mortgage-backed securities increased by $244.9 billion (8.8%).

Loan Balances Decline From the Previous Quarter, Led by Lower Commercial and Industrial Lending Activity

Total loan and lease balances totaled $10.9 trillion in fourth quarter 2020, $47.7 billion (0.4%) less than third quarter 2020. The quarterly decline in total loan and leases balances was led by the C&I loan portfolio, which fell by $103.8 billion (4.1%). Small Business Administration-guaranteed Paycheck Protection Program loans declined by $83.9 billion (17.1%) from the previous quarter. The decline in the C&I loan portfolio was partially offset by increases in loans to nondepository financial institutions (up $30.2 billion, or 5.5%) and credit card balances (up $25.6 billion, or 3.2%). Total loan and lease balances increased by $345 billion (3.3%) from a year ago, the lowest annual growth rate since fourth quarter 2013. The annual increase in total loan and lease balances was driven by the C&I loan portfolio, which rose by $232.8 billion (10.6%), primarily in the first half of 2020.

Deposits Increase 4.1% From Third Quarter 2020

Total deposit balances rose by $706.9 billion (4.1%) between the third and fourth quarters of 2020. While the quarterly growth in deposits is below the levels reported in the first half of 2020, it is the third largest quarterly dollar increase ever reported in the QBP. Interest-bearing account balances rose by $399.2 billion (3.5%), and noninterest-bearing account balances expanded by $220.5 billion (5%). Deposits in accounts with balances larger than $250,000 increased by $467.5 billion (5.4%) from the previous quarter. Nondeposit liabilities fell by $124.2 billion (11.1%) from the previous quarter, led by Federal Home Loan Bank advances that declined by $48.5 billion (15.9%).

Equity Capital Increases Almost 2% From the Previous Quarter

Equity capital totaled $2.2 trillion in fourth quarter 2020, up $41.9 billion (1.9%) from the previous quarter. Declared dividends totaled $21.8 billion, down $27.4 billion (55.7%) from fourth quarter 2019. Seven insured institutions with $498.4 million in total assets were below the requirements for the well-capitalized category as defined for Prompt Corrective Action.

Three New Banks Open in Fourth Quarter 2020

The number of FDIC-insured commercial banks and savings institutions that filed quarterly Call Reports declined from 5,033 in third quarter 2020 to 5,001 in fourth quarter 2020. Three new banks were added, 31 institutions were absorbed by mergers, two banks failed, one bank sold most of its assets to a credit union, and one bank did not file in time for this analysis. For full-year 2020, six new banks were added, 168 institutions were absorbed by mergers, and four banks failed. The number of institutions on the FDIC’s “Problem Bank List” remained unchanged from the previous quarter at 56. Total assets of problem banks increased from $53.9 billion in third quarter 2020 to $55.8 billion in fourth quarter 2020.

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses that is treated as an expense and charged against earnings. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include various considerations regarding the general economic environment in the Company’s market area. To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or lesser than future charge-offs. Due to potential changes in conditions, including the economic disruption and uncertainties resulting from the COVID-19 pandemic, it is at least reasonably possible that change in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the intent to sell the investment securities and the more likely than not requirement that the Company will be required to sell the investment securities prior to recovery (2) the length of time and the extent to which the fair value has been less than cost and (3) the financial condition and near-term prospects of the issuer. Due to potential changes in conditions, including the economic disruption and uncertainties resulting from the COVID-19 pandemic, it is at least reasonably possible that changes in management’s assessment of other-than-temporary impairment will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment. For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions. Impairment would arise if the fair value of a reporting unit is less than its carrying value. Due to the economic weakness resulting from the COVID-19 pandemic, the Company completed a quantitative assessment of goodwill as of May 31, 2020 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded that there is no impairment of goodwill as of December 31, 2020. Goodwill may be impaired in the future if actual future test results differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. The effects of the COVID-19 pandemic may negatively impact our net income, fair value and correspondingly goodwill. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:

	2020	2019

Net interest income (GAAP)	$54,843	$45,248
Tax-equivalent adjustment (1)	965	1,076
Net interest income on an FTE basis (non-GAAP)	55,808	46,324
Average interest-earning assets	$1,784,285	$1,442,707
Net interest margin on an FTE basis (non-GAAP)	3.13%	3.21%

(1)

Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the years ended December 31, 2020 and 2019, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the last two years.

Average Balances and Interest Rates

The following two tables are used to calculate the Company’s non-GAAP net interest margin on an FTE basis. The first table includes the Company’s average assets and the related income to determine the average yield on earning assets. The second table includes the average liabilities and related expense to determine the average rate paid on interest-bearing liabilities. The net interest margin is equal to the interest income less the interest expense divided by average earning assets. Refer to the net interest income discussion following the tables for additional detail. (dollars in thousands)

ASSETS

	2020			2019

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-earning assets
Loans (1)
Commercial	$131,006	$6,441	4.92%	$81,669	$4,440	5.44%
Agricultural	105,662	5,703	5.40%	85,527	5,267	6.16%
Real estate	883,849	37,404	4.23%	736,598	33,707	4.58%
Consumer and other	17,748	922	5.19%	16,855	868	5.15%

Total loans (including fees)	1,138,265	50,470	4.43%	920,649	44,282	4.81%

Investment securities
Taxable	343,107	7,764	2.26%	268,643	6,484	2.41%
Tax-exempt (2)	168,700	4,593	2.72%	190,856	5,123	2.68%

Total investment securities	511,807	12,357	2.41%	459,499	11,607	2.53%

Other interest-earning assets	134,213	1,079	0.80%	62,559	1,364	2.18%

Total interest-earning assets	1,784,285	$63,906	3.58%	1,442,707	$57,253	3.97%

Noninterest-earning assets
Cash and due from banks	26,150			24,494
Premises and equipment, net	17,538			16,107
Other, less allowance for loan losses	38,215			20,868

Total noninterest-earning assets	81,903			61,469

TOTAL ASSETS	$1,866,188			$1,504,176

(1)	Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21% for the years ended December 31, 2020 and 2019.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

	2020			2019

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-bearing liabilities
Deposits
Savings, interest-bearing checking and money markets accounts	$1,024,725	$3,234	0.32%	$810,306	$6,016	0.74%
Time deposits	273,803	4,587	1.68%	232,989	4,184	1.80%

Total deposits	1,298,528	7,821	0.60%	1,043,295	10,200	0.98%
Other borrowed funds	43,972	277	0.63%	44,887	729	1.62%

Total interest-bearing liabilities	1,342,500	8,098	0.60%	1,088,182	10,929	1.00%

Noninterest-bearing liabilities
Noninterest-bearing checking	312,774			224,672
Other liabilities	12,034			10,022

Stockholders' equity	198,880			181,300

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,866,188			$1,504,176

Net interest income (FTE)(3)		$55,808	3.13%		$46,324	3.21%

Spread Analysis (FTE)(3)
Interest income/average assets		$63,906	3.42%		$57,253	3.81%
Interest expense/average assets		8,098	0.43%		10,929	0.73%
Net interest income/average assets		55,808	2.99%		46,324	3.08%

(3)	Net interest income (FTE) and Spread Analysis (FTE) are non-GAAP financial measures. For further information, refer to the Non-GAAP Financial Measures section of this report.

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate loan interest income increased $3,697,000 in 2020 compared to 2019. Increased volume of real estate loans increased interest income in 2020 by $6,405,000 and lower interest rates decreased interest income in 2020 by $2,708,000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates (in thousands).

	2020 Compared to 2019
	Volume	Rate	Total (1)
Interest income
Loans
Commercial	$2,461	$(460)	$2,001
Agricultural	1,139	(703)	436
Real estate	6,405	(2,708)	3,697
Consumer and other	47	7	54

Total loans (including fees)	10,052	(3,864)	6,188

Investment securities
Taxable	1,704	(424)	1,280
Tax-exempt	(605)	75	(530)

Total investment securities	1,099	(349)	750

Other interest and dividend income	928	(1,213)	(285)

Total interest-earning assets	12,079	(5,426)	6,653

Interest-bearing liabilities
Deposits
Savings, interest-bearing checking and money market	1,280	(4,062)	(2,782)
Time deposits	698	(295)	403

Total deposits	1,978	(4,357)	(2,379)

Other borrowed funds	(15)	(437)	(452)

Total interest-bearing liabilities	1,963	(4,794)	(2,831)

Net interest income-earning assets	$10,116	$(632)	$9,484

(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest-bearing liabilities. The volume of and yields earned on earning assets and the volume of and the rates paid on interest-bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2020 and 2019, the Company's non-GAAP net interest margin was 3.13% and 3.21%, respectively, computed on an FTE basis. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net interest income during 2020 and 2019 totaled $54,843,000 and $45,248,000, respectively, representing a 21.2% increase in 2020 compared to 2019. Net interest income increased in 2020 as compared to 2019 due primarily to the Acquisition, reduction in interest expense due to declines in market rates on deposits, and PPP loans and related fees, offset in part by a reduction in interest rates on loans. PPP loans of approximately $50.9 million are outstanding as of December 31, 2020. In addition to interest income on PPP loans, fee income of $2.3 million was recognized into interest income for the year ended December 31, 2020.

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

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company’s provision for loan losses for the year ended December 31, 2020 was $5,681,000 compared to $1,314,000 for the previous year. Net charge offs totaled $1,085,000 for the year ended December 31, 2020 compared to $379,000 for the previous year. The increase in provision for loan losses was primarily due to the effects of the economic slowdown associated with the COVID-19 pandemic on our loan portfolio and was necessary to maintain an adequate allowance for loan losses on the increasing outstanding loan portfolio. Classified loans, excluding 1-4 family and consumer loans, increased $35.7 million to $79.2 million in 2020 primarily due to effects of the COVID-19 pandemic on the credit quality of our loan portfolio. This increase was primarily in the commercial real estate portfolio and related mainly to hospitality and entertainment loans. Refer to the “Asset Quality Review and Credit Risk Management” discussion for additional details with regard to loan loss provision expense.

Management believes the allowance for loan losses is adequate to absorb probable losses in the current portfolio. This statement is based upon management's continuing evaluation of inherent risks in the current loan portfolio, current levels of classified assets and general economic factors. The Company will continue to monitor the allowance and make future adjustments to the allowance as conditions dictate. Due to potential changes in conditions, including the economic disruption and uncertainties resulting from the COVID-19 pandemic, it is at least reasonably possible that change in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Noninterest Income and Expense

Total noninterest income is comprised primarily of fee-based revenues from wealth management and trust services, bank-related service charges on deposit activities, net securities gains, merchant and card fees related to electronic processing of merchant and cash transactions and gain on the sale of loans held for sale.

Noninterest income during the years ended 2020 and 2019 totaled $10,620,000 and $8,629,000, respectively. The increase in noninterest income in 2020 compared to 2019 is primarily due to an increase in gains on sale of residential loans held for sale due to increased refinancing in a low interest rate environment, the Acquisition, and security gains.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 63% and 62% of noninterest expense in 2020 and 2019, respectively.

Noninterest expense during the years ended 2020 and 2019 totaled $36,551,000 and $31,522,000, respectively, representing a 16% increase in 2020 compared to 2019. Most of the increase in 2020 was due to the Acquisition. Excluding the Acquisition, the increase was primarily related to salaries and employee benefits due to normal increases including health insurance. The percentage of noninterest expense to average assets was 2.0% in 2020, compared to 2.1% during 2019.

Provision for Income Taxes

The provision for income taxes for 2020 and 2019 was $4,381,000 and $3,847,000, respectively. This amount represents an effective tax rate of 18.9% and 18.3%, respectively. The Company's federal income tax rate was 21% for the years ended December 31, 2020 and 2019. The lower than expected tax rate was due primarily to tax-exempt interest income and New Markets Tax Credits recognized in both years. These tax credits were generated by First National’s investment in qualified community development entities. The credits totaled $6.0 million and are recognized over a seven-year period beginning in 2019.

Balance Sheet Review

The Company’s assets are comprised primarily of loans and investment securities. The majority of average earning asset maturity or repricing dates are generally five years or less for the combined portfolios as the assets are funded for the most part by short term deposits with either immediate availability or less than one-year average maturities. This exposes the Company to risk with regard to changes in interest rates.

Total assets increased to $1,975,648,000 in 2020 compared to $1,737,183,000 in 2019, a 13.7% increase. The increase is primarily due to investment securities, Paycheck Protection Program loans, organic loan growth and to a lesser extent growth in interest-bearing deposits in financial institutions. This growth was funded by deposit growth driven by government stimulus programs.

Loan Portfolio

Net loans as of December 31, 2020 totaled $1,129,505,000, an increase of 7.8% from the $1,048,147,000 as of December 31, 2019. Loans increased primarily due to organic growth in the commercial real estate loan portfolio and government guaranteed loans under the Paycheck Protection Program. Loans are the primary contributor to the Company’s revenues and cash flows. The average yield on loans was 202 and 228 basis points higher in 2020 and 2019, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The following table sets forth the composition of the Company's loan portfolio for the past five years ending at December 31, 2020 (dollars in thousands):

	2020	2019	2018	2017	2016
Real Estate
Construction	$45,497	$47,895	$51,364	$50,309	$61,042
1-4 family residential	213,562	201,510	169,722	146,258	149,507
Commercial	496,357	435,850	389,532	350,626	315,702
Agricultural	151,992	160,771	103,652	81,790	73,032
Commercial	122,535	84,084	86,194	73,816	74,378
Agricultural	102,586	111,945	85,202	69,806	76,994
Consumer and other	15,048	18,791	16,566	10,345	12,130

Total loans	1,147,577	1,060,846	902,232	782,950	762,785
Deferred loan fees and costs, net	(857)	(80)	(87)	(79)	(96)

Total loans net of deferred fees	$1,146,720	$1,060,766	$902,145	$782,871	$762,689

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans. As of December 31, 2020, gross loans totaled approximately $1,147,577,000, which equals approximately 66.9% of total deposits and 58.1% of total assets. The Iowa State Average Report (consisting of 253 banks in the State of Iowa) loan to deposit ratio as of December 31, 2020 was 71%. As of December 31, 2020, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

Real estate loans include various types of loans for which the Banks hold real property as collateral and consist of loans primarily on commercial, agricultural and multifamily properties and single-family residences. Real estate loans typically have fixed rates for up to five years, with the Company’s loan policy permitting a maximum fixed rate maturity of up to 15 years. The majority of construction loan volume is given to contractors to construct 1-4 family residence and commercial buildings and these loans generally have maturities of up to 12 months. The Banks also originate residential real estate loans for sale to the secondary market for a fee.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2020

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties (in thousands).

		After one
		year but
	Within	within	After
	one year	five years	five years	Total

Real Estate
Construction	$20,499	$21,571	$3,427	$45,497
1-4 family residential	20,173	81,360	112,029	213,562
Commercial	22,316	263,461	210,580	496,357
Agricultural	5,864	25,969	120,159	151,992
Commercial	32,991	76,113	13,431	122,535
Agricultural	80,236	20,543	1,807	102,586
Consumer and other	1,407	9,027	4,614	15,048

Total loans	$183,486	$498,044	$466,047	$1,147,577

	After one
	year but
	within	After
	five years	five years

Loan maturities after one year with:
Fixed rates	$472,482	$200,003
Variable rates	25,562	266,044

	$498,044	$466,047

Loans Held For Sale

There was $1,621,000 of mortgage origination funding awaiting delivery to the secondary market as of December 31, 2020 and $2,777,000 as of December 31, 2019. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2020 were $596,999,000, an increase of $117.2 million or 24.4% from the prior year end. As of December 31, 2020 and 2019, the investment portfolio comprised 30% and 28% of total assets, respectively. The increase in investments is primarily due to purchases in excess of maturities of mortgage-backed securities and municipal bonds as deposit growth was deployed.

The following table presents the fair values, which represent the carrying values due to the available-for-sale classification, of the Company’s investment portfolio as of December 31, 2020 and 2019. This portfolio provides the Company with a significant amount of liquidity (in thousands).

	2020	2019

U.S. government treasuries	$12,053	$9,452
U.S. government agencies	111,199	126,433
U.S. government mortgage-backed securities	150,195	81,128
State and political subdivisions	251,584	195,302
Corporate bonds	71,968	67,528

Total	$596,999	$479,843

Investments in states and political subdivisions represent purchases of municipal bonds located primarily in the state of Iowa and contiguous states.

During the years ended December 31, 2020 and 2019, the Company did not recognize an other-than-temporary impairment. Management estimates at the present time there exists no other-than-temporary impairments in the securities available-for-sale portfolio at December 31, 2020; however, it is possible that the Company may incur impairment losses in 2021 and thereafter.

As of December 31, 2020, the Company did not have securities from a single issuer, except for the United States Government or its agencies, which exceeded 10% of consolidated stockholders’ equity.

Management’s process for obtaining and validating the fair value of investment securities is discussed in Note 17 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Maturities as of December 31, 2020

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties (in thousands).

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total

U.S. government treasuries	$510	$8,309	$3,234	$-	$12,053
U.S. government agencies	12,377	62,559	36,263	-	111,199
U.S. government mortgage-backed securities	2,263	78,880	69,052	-	150,195
States and political subdivisions (1)	19,938	66,438	112,424	52,784	251,584
Corporate bonds	10,241	35,138	26,589	-	71,968

Total	$45,329	$251,324	$247,562	$52,784	$596,999

Weighted average yield
U.S. government treasuries	1.67%	1.90%	0.44%	n/a	1.49%
U.S. government agencies	2.23%	1.99%	2.27%	n/a	2.11%
U.S government mortgage-backed securities	2.76%	2.24%	0.33%	n/a	1.36%
States and political subdivisions (1)	2.95%	2.72%	2.47%	2.52%	2.59%
Corporate bonds	2.28%	2.69%	3.00%	n/a	2.74%

Total	2.58%	2.36%	1.85%	2.52%	2.18%

(1)	Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

At December 31, 2020 and 2019, the Company’s investment securities portfolio included securities issued by 279 and 251 government municipalities and agencies located within 24 and 18 states with a fair value of $251,584,000 and $195,302,000, respectively. No one municipality or agency represents a concentration within this segment of the investment portfolio. Storm Lake, Iowa, general obligation bonds with a fair value of $8.7 million (approximately 3.5% of the fair value of the government municipalities and subdivisions) represent the largest exposure to any one municipality or subdivision for the Company as of December 31, 2020; the bonds are repayable from the levy of continuing annual tax on all the taxable property within the territory of the city of Storm Lake.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of December 31, 2020 and 2019 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2020		2019
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$69,943	$72,442	$58,457	$59,072
Nebraska	15,019	15,446	3,414	3,427
Texas	11,253	11,927	11,243	11,382
Washington	7,329	7,702	6,530	6,629
Oregon	6,783	7,047	3,441	3,505
Other (2020: 13 states; 2019: 11 states)	25,231	25,942	19,208	19,432

Total general obligation bonds	$135,558	$140,506	$102,293	$103,447

Revenue bonds:
Iowa	$65,461	$67,048	$78,281	$78,624
Texas	8,625	9,189	480	476
Nebraska	6,588	6,753	-	-
Washington	5,548	5,642	505	514
Other (2020: 16 states; 2019: 10 states)	21,658	22,446	12,186	12,241

Total revenue bonds	$107,880	$111,078	$91,452	$91,855

Total obligations of states and political subdivisions	$243,438	$251,584	$193,745	$195,302

As of December 31, 2020 and 2019, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities and water utilities. The revenue bonds are to be paid from 14 and 13 revenue sources in 2020 and 2019, respectively. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2020		2019
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$32,654	$33,380	$37,928	$38,173
Water	21,934	22,660	14,016	14,103
College and universities, primarily dormitory revenues	11,332	11,810	7,271	7,272
Electric power & light revenues	7,075	7,279	4,370	4,405
Leases	7,050	7,253	7,291	7,351
Sewer	11,302	11,724	4,612	4,645
Other	16,533	16,972	15,964	15,906

Total revenue bonds by revenue source	$107,880	$111,078	$91,452	$91,855

Other Assets

Other assets were $5,678,000 and $6,041,000 as of December 31, 2020 and 2019, respectively. The decrease of $363,000 between periods can be primarily attributed to amortization of Iowa-based New Markets Tax Credit projects in 2020.

Deposits

Total deposits were $1,716,446,000 and $1,493,175,000 as of December 31, 2020 and 2019, respectively. The increase of $223,271,000 between the periods can be primarily attributed to federal government stimulus programs and increases in core deposits, including retail and commercial funds. Balances fluctuate as customer’s liquidity needs vary and could be impacted by distressed economic conditions or additional government stimulus.

The Company’s primary source of funds is customer deposits. The Banks attempt to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While 68.2% of the Banks’ certificates of deposit mature in the next year, it is anticipated that a majority of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $100,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operations and liquidity. The Company had $8,730,000 and $7,118,000 of brokered deposits as of December 31, 2020 and 2019, respectively.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2020 and 2019 (dollars in thousands).

	2020		2019
	Average		Average
	Amount	Rate	Amount	Rate

Non-interest bearing checking deposits	$312,774	0.00%	$224,672	0.00%
Interest bearing checking deposits	489,224	0.30%	385,666	0.82%
Money market deposits	362,053	0.38%	290,285	0.81%
Savings deposits	173,448	0.22%	134,355	0.39%
Time certificates	273,803	1.68%	232,989	1.80%

	$1,611,302		$1,267,967

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances of $100,000 and over as of December 31, 2020 and 2019 (in thousands).

	2020	2019

3 months or less	$25,365	$18,756
Over 3 through 12 months	66,997	54,888
Over 12 through 36 months	26,803	58,899
Over 36 months	8,412	10,667

Total	$127,577	$143,210

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

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2020 and 2019 (dollars in thousands).

	2020		2019

		Average		Average
	Balance	Rate	Balance	Rate

Repurchase agreements	$37,293	0.30%	$42,034	1.25%
FHLB advances	3,000	1.57%	5,000	1.57%

Total	$40,293	0.40%	$47,034	1.28%

Average Annual Borrowed Funds

The following table sets forth the average amount of, the average rate paid and maximum outstanding balance on, borrowed funds for the years ended December 31, 2020 and 2019 (dollars in thousands).

	2020		2019

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$40,613	0.55%	$40,376	1.58%
FHLB advances	3,359	1.54%	4,511	1.99%

Total	$43,972	0.63%	$44,887	1.62%

Maximum Amount Outstanding during the Year

Federal funds purchased and repurchase agreements	$49,117		$52,196
FHLB advances	$5,000		$27,800

Dividends Payable

There were no dividends payable as of December 31, 2020 as compared to $2,213,000 as of December 31, 2019. In the past, dividends were declared in one quarter and then paid in the subsequent quarter. For the quarter ended December 31, 2020 the dividend was not declared until January 13, 2021 and will be paid on February 15, 2021.

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2020, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods. These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company. For additional information, including quantification of the amounts involved, see Note 15 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2020, totaled $1,129,505,000 as compared to $1,048,147,000 as of December 31, 2019, an increase of 7.8%. Net loans comprise approximately 57% of total assets as of the end of 2020. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company’s non-performing assets have increased by 72% from December 31, 2019 and total $15,530,000 as of December 31, 2020. The Company’s level of non-performing loans as a percentage of loans of 1.33% as of December 31, 2020, is higher than the Iowa State Average peer group of FDIC insured institutions as of December 31, 2020, of 0.66%. Management believes that the allowance for loan losses as of December 31, 2020 remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past five years ended December 31, 2020 (dollars in thousands):

	2020	2019	2018	2017	2016

Non-performing assets:
Nonaccrual loans	$15,273	$4,788	$3,234	$4,810	$5,077
Loans 90 days or more past due	39	255	150	18	22

Total non-performing loans	15,312	5,043	3,384	4,828	5,099
Securities available-for-sale	-	-	-	-	-
Other real estate owned	218	4,004	830	386	546

Total non-performing assets	$15,530	$9,047	$4,214	$5,214	$5,645

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

Non-performing loans totaled $15,312,000 as of December 31, 2020 and were $10,269,000 higher than the non-performing loans as of December 31, 2019. The increase in non-performing loans was due primarily to one hospitality loan relationship in the commercial real estate portfolio. The Company considers non-performing loans to generally include nonaccrual loans, loans past due 90 days or more and still accruing and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

As of December 31, 2020, the Company had 24 COVID-19 related loan modifications still in the modification period with a total outstanding principal balance of $45.9 million. In addition to these modifications, there were $572,000 of modified loans more than 30 days past due after the modification period was completed. Modified loans continue to accrue interest and are evaluated for past due status based on the revised payment terms.

The allowance for loan losses related to these impaired loans was approximately $1,819,000 and $209,000 at December 31, 2020 and 2019, respectively. The average balances of impaired loans for the years ended December 31, 2020 and 2019 were $14,412,000 and $4,328,000, respectively. For the years ended December 31, 2020 and 2019, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $975,000 and $473,000, respectively. There was $39,000 of loans greater than 90 days past due and still accruing interest as of December 31, 2020 and there was $255,000 of loans greater than 90 days past due and still accruing interest at December 31, 2019.

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

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgment about information available to them at the time of their examination. Due to potential changes in conditions, including the economic disruption and uncertainties resulting from the COVID-19 pandemic, it is at least reasonably possible that change in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Analysis of the Allowance for Loan Losses

The Company’s policy is to charge-off loans when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries. The following table sets forth information regarding changes in the Company's allowance for loan losses for the most recent five years (dollars in thousands):

	2020	2019	2018	2017	2016

Balance at beginning of period	$12,619	$11,684	$11,321	$10,507	$9,988
Charge-offs:
Real estate
Construction	-	-	-	-	-
1-4 Family residential	18	75	23	7	15
Commercial	444	-	107	-	-
Agricultural	-	-	-	-	-
Commercial	628	331	74	687	78
Agricultural	48	-	58	-	-
Consumer and other	272	45	63	44	39

Total charge-offs	1,410	451	325	738	132

Recoveries:
Real estate
Construction	1	-	-	-	30
1-4 Family residential	6	5	6	11	5
Commercial	26	15	-	-	-
Agricultural	-	-	-	-	-
Commercial	14	36	23	7	83
Agricultural	-	-	-	-	-
Consumer and other	278	16	20	14	9

Total recoveries	325	72	49	32	127

Net charge-offs (recoveries)	1,085	379	276	706	5
Provisions charged to operations	5,681	1,314	639	1,520	524

Balance at end of period	$17,215	$12,619	$11,684	$11,321	$10,507

Average loans outstanding	$1,138,265	$920,649	$814,201	$772,168	$726,838

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	0.10%	0.04%	0.03%	0.09%	0.00%

Ratio of allowance for loan losses to total loans net of deferred fees	1.50%	1.19%	1.30%	1.45%	1.38%

General reserves for loan categories range from 1.10% to 2.79% of the outstanding loan balances as of December 31, 2020. In general as loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline. The higher level of reserves at the top end of the range was due to historical charge-offs at one bank affiliate in the commercial operating loan category. The allowance relating to commercial real estate is the largest reserve component. Construction, commercial operating and agricultural operating loans have higher general reserve levels as a percentage than the other loan categories as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch, special mention, substandard and impaired loans and less favorable economic conditions for those portfolios. As of December 31, 2020, commercial real estate loans have general reserves ranging from 1.39% to 1.64%.

Other factors considered when determining the adequacy of the general reserve include historical losses; watch, substandard and impaired loan volume; the ability to collect past due loans; loan growth; loan-to-value ratios; loan administration; collateral values; and economic factors. The Company’s concentration risks include geographic concentration in Iowa; the local economy’s dependence upon several large governmental entity employers, including Iowa State University; and the health of Iowa’s agricultural sector that, in turn, is dependent on crop and livestock prices, weather conditions, trade policies and government programs. No assurances can be made that losses will remain at the relatively favorable levels experienced over the past five years.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had a significant impact on the reallocation of the allowance among different parts of the portfolio. The following table sets forth information regarding changes in the Company's specific reserve on loans individually evaluated for impairment and loans individually evaluated for impairment for the most recent five years (dollars in thousands):

	2020	2019	2018	2017	2016

Specific reserve on loans individually evaluated for impairment	$1,819	$209	$501	$811	$720

Loans individually evaluated for impairment	$15,273	$4,788	$3,234	$4,810	$5,077

Percentage increase (decrease) in specific reserve on loans individually evaluated for impairment
	770%	-58%	-38%	13%	64%
Percentage increase (decrease) in loans individually evaluated for impairment
	219%	48%	-33%	-5%	179%

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses for the most recent five years (dollars in thousands):

	2020		2019		2018		2017		2016
	Amount	% *	Amount	% *	Amount	% *	Amount	% *	Amount	% *

Balance at end of period
applicable to:
Real Estate
Construction	$725	4%	$672	4%	$699	6%	$796	6%	$908	8%
1-4 family residential	2,581	19%	2,122	19%	1,820	19%	1,716	19%	1,711	20%
Commercial	8,930	43%	5,362	41%	4,615	43%	4,734	45%	3,960	41%
Agricultural	1,595	13%	1,326	15%	1,198	11%	997	11%	861	9%
Commercial	1,453	11%	1,458	8%	1,777	10%	1,739	9%	1,728	10%
Agricultural	1,696	9%	1,478	11%	1,384	9%	1,171	9%	1,216	10%
Consumer and other	235	1%	201	2%	191	2%	168	1%	123	2%

	$17,215	100%	$12,619	100%	$11,684	100%	$11,321	100%	$10,507	100%

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

As of December 31, 2020, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions for December 31, 2020 and 2019 totaled $191,523,000 and $143,565,000, respectively. The higher balance of liquid assets at December 31, 2020 primarily relates to increased funds on deposit at the Federal Reserve Bank and a lack of other fixed income alternatives.

Other sources of liquidity available to the Banks as of December 31, 2020 include available borrowing capacity with the FHLB of $208,017,000 and federal funds borrowing capacity at correspondent banks of $107,771,000. As of December 31, 2020, the Company had outstanding FHLB advances of $3,000,000, no federal funds purchased, securities sold under agreements to repurchase of $37,293,000 and no other borrowings.

Total investments as of December 31, 2020, were $596,999,000 compared to $479,843,000 as of year-end 2019. As of December 31, 2020 and 2019, the investment portfolio as a percentage of total assets was 30% and 28%, respectively. The investment portfolio provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2020 and 2019 and have pretax net unrealized gains of $21,363,000 and $5,486,000, respectively.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2020 and 2019 totaled $29,712,000 and $20,180,000, respectively. The change in net cash provided by operating activities in 2020 was primarily due to an increase in net income and the provision for loan losses.

Net cash (used in) investing activities for the years ended December 31, 2020 and 2019 was $(245,343,000) and $(78,961,000), respectively. The change in net cash (used in) investing activities in 2020 was primarily due to an increase in purchases of securities and a higher level of loans, partially offset by an increase in maturities and calls of securities available-for-sale.

Net cash provided by financing activities for the years ended December 31, 2020 and 2019 totaled $205,833,000 and $63,014,000, respectively. The change in net cash provided by financing activities in 2020 was due primarily to an increase in deposits.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2020, dividends from the Banks amounted to $9,599,000 compared to $25,068,000 in 2019. The higher amount of dividends in 2019 was used to partially fund the purchase of the Iowa State Bank Acquisition. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated cash and interest-bearing deposits totaling $2,588,000 that is available at December 31, 2020 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $222,660,000 as of December 31, 2020 compared to a total of $207,168,000 at the end of 2019. The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2020. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no other known trends in liquidity and cash flow needs as of December 31, 2020, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $209,486,000 at December 31, 2020, from $187,579,000 at December 31, 2019. At December 31, 2020 and 2019, stockholders’ equity as a percentage of total assets was 10.6 % and 10.8%, respectively. The increase in stockholders’ equity was primarily the result of net income and an increase in accumulated other comprehensive income, offset in part by dividends declared and stock repurchases. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of December 31, 2020.

From time to time, the Company’s board of directors has authorized stock repurchase plans. No stock repurchase plans are currently in place at the Company. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. 100,000 shares of common stock were repurchased under stock repurchase plans in 2020 and 70,558 shares of common stock were repurchased in 2019. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Annual Report.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statement. The effects of the COVID-19 pandemic have magnified these risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●

The severity, magnitude and duration of the COVID-19 pandemic and the direct and indirect impact of such pandemic, as well as responses to the pandemic by the government, business and consumers, on our operations and personnel, commercial activity and demand across our business and our customers' business.

●

The disruption of global, national, state and local economies associated with the COVID-19 pandemic, which could affect our liquidity and capital positions, impair the ability of our borrowers to repay outstanding loans, impair collateral values and further increase our allowance for credit losses.

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

●	Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability of the Banks to maintain unsecured federal funds lines with correspondent banks.

●	Changes imposed by regulatory agencies to increase capital to a level greater than the level currently required for well capitalized financial institutions.

●	Inflation and interest rate, securities market and monetary fluctuations.

●	Political instability, acts of war or terrorism and natural disasters.

●	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

●	Revenues being lower than expected.

●	Changes in consumer spending, borrowings and savings habits.

●	Changes in the financial performance and/or condition of the Company’s borrowers.

●	Credit quality deterioration, which could cause an increase in the provision for loan losses.

●	Technological changes and risks related to breaches of data security and cyber-attacks.

●	The ability to increase market share and control expenses.

●	Changes in the competitive environment among financial or bank holding companies and other financial service providers.

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

Ames National Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment we determined that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

/s/ John P. Nelson
John P. Nelson, Chief Executive Officer

/s/ John L. Pierschbacher
John L. Pierschbacher, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Ames National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation account that reflects the Company’s estimate of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was $17.2 million at December 31, 2020, which consists of two components (i) specific reserves based on probable losses on specific loans (“specific reserves”), representing $1.8 million, and (ii) a general allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company (“general reserves”), representing $15.4 million. The general component of the allowance for loan losses is based on a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include various considerations regarding the general economic environment in the Company’s market area. The qualitative adjustment for the general reserve includes management’s consideration of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.

The qualitative adjustment contributes significantly to the general reserve component of the allowance for loan losses. Management’s identification and analysis of these considerations and related adjustments requires significant judgment. We identified the estimate of the qualitative adjustment of the general reserve for the allowance for loan losses as a critical audit matter as they represent a significant portion of the total general reserve and because management’s estimate relies on a qualitative analysis to determine a quantitative adjustment which required especially subjective auditor judgment.

The primary procedure we performed to address this critical audit matter included:

●	Perform substantive testing, including evaluating management’s judgments and assumptions for developing the general reserve qualitative adjustments for the allowance for loan losses, including:
o

Evaluating the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative general reserve factors and considering whether the sources of data and factors that management used in forming the assumptions are relevant, reliable, and sufficient for the purpose based on the information gathered.

o

Evaluating the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of the general reserve qualitative adjustments for consistency with each other, the supporting data, relevant historical data, and industry data.

o

Assessing whether historical data is comparable and consistent with data of the current year and considering whether the data is sufficiently reliable. Among other procedures, our evaluation considered evidence from internal and external sources, loan portfolio performance and whether such assumptions were applied consistently period to period.

o	Analytically evaluating the qualitative adjustment in the current year compared to prior year for directional consistency and reasonableness.
o	Testing the calculations used by management to translate the assumptions and key factors into the calculation.

/s/ CliftonLarsonAllen LLP

We have served as the Company’s auditor since 2006.

West Des Moines, Iowa

March 12, 2021

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019

	2020	2019
ASSETS

Cash and due from banks	$24,818,619	$34,616,880
Interest-bearing deposits in financial institutions and federal funds sold	166,704,001	108,947,624
Securities available-for-sale	596,999,072	479,843,448
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,147,500	3,138,900
Loans receivable, net	1,129,505,157	1,048,147,496
Loans held for sale	1,620,801	2,776,785
Bank premises and equipment, net	17,340,250	17,810,605
Accrued income receivable	11,142,897	11,788,409
Other real estate owned	217,856	4,003,684
Bank-owned life insurance	2,915,715	2,842,713
Deferred income taxes, net	-	1,151,016
Other intangible assets, net	3,133,240	3,959,260
Goodwill	12,424,434	12,114,559
Other assets	5,678,201	6,041,126

Total assets	$1,975,647,743	$1,737,182,505

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$349,500,268	$267,441,988
Interest-bearing checking	528,795,635	461,857,728
Savings and money market	581,223,880	481,642,221
Time, $250,000 and over	60,019,296	74,206,421
Other time	196,907,101	208,026,740
Total deposits	1,716,446,180	1,493,175,098

Securities sold under agreements to repurchase	37,293,019	42,033,570
FHLB advances	3,000,000	5,000,000
Dividends payable	-	2,213,459
Deferred income taxes, net	1,731,211	-
Accrued expenses and other liabilities	7,690,907	7,180,906
Total liabilities	1,766,161,317	1,549,603,033

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,122,747 and 9,222,747 shares as of December 31, 2020 and 2019, respectively	18,245,494	18,445,494
Additional paid-in capital	17,001,736	18,794,141
Retained earnings	158,216,626	146,225,085
Accumulated other comprehensive income	16,022,570	4,114,752
Total stockholders' equity	209,486,426	187,579,472

Total liabilities and stockholders' equity	$1,975,647,743	$1,737,182,505

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2020 and 2019

	2020	2019

Interest and dividend income:
Loans, including fees	$50,469,873	$44,282,197
Securities:
Taxable	7,763,684	6,483,893
Tax-exempt	3,628,123	4,047,054
Other interest and dividend income	1,078,967	1,364,349
Total interest and dividend income	62,940,647	56,177,493

Interest expense:
Deposits	7,820,828	10,200,626
Other borrowed funds	276,982	728,723
Total interest expense	8,097,810	10,929,349

Net interest income	54,842,837	45,248,144

Provision for loan losses	5,680,656	1,314,104

Net interest income after provision for loan losses	49,162,181	43,934,040

Noninterest income:
Wealth management income	3,848,497	3,596,770
Service fees	1,523,189	1,619,269
Securities gains, net	429,925	17,031
Gain on sale of loans held for sale	2,111,893	1,044,798
Merchant and card fees	1,772,469	1,525,309
Other noninterest income	934,164	826,221
Total noninterest income	10,620,137	8,629,398

Noninterest expense:
Salaries and employee benefits	22,868,601	19,675,952
Data processing	5,181,705	4,130,506
Occupancy expenses, net	2,667,788	2,275,882
FDIC insurance assessments	313,069	193,593
Professional fees	1,537,254	1,753,531
Business development	1,081,537	1,242,271
Intangible asset amortization	826,020	609,624
New Markets Tax Credit projects amortization	638,851	581,563
Other operating expenses, net	1,436,430	1,058,747
Total noninterest expense	36,551,255	31,521,669

Income before income taxes	23,231,063	21,041,769

Provision for income taxes	4,381,000	3,847,600

Net income	$18,850,063	$17,194,169

Basic and diluted earnings per share	$2.06	$1.86

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2020 and 2019

	2020	2019

Net income	$18,850,063	$17,194,169
Other comprehensive income, before tax:
Unrealized gains on securities before tax:
Unrealized holding gains arising during the period	16,307,017	10,936,820
Less: reclassification adjustment for gains realized in net income	429,925	17,031
Other comprehensive income before tax	15,877,092	10,919,789
Tax expense related to other comprehensive income	3,969,274	2,729,946
Other comprehensive income, net of tax	11,907,818	8,189,843
Comprehensive income	$30,757,881	$25,384,012

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2018	9,293,305	$18,586,610	$20,461,724	$137,891,821	$(4,075,091)	$172,865,064
Net income		-	-	17,194,169	-	17,194,169
Other comprehensive income		-	-	-	8,189,843	8,189,843
Retirement of stock	(70,558)	(141,116)	(1,667,583)	-	-	(1,808,699)
Cash dividends declared, $0.96 per share		-	-	(8,860,905)	-	(8,860,905)
Balance, December 31, 2019	9,222,747	18,445,494	18,794,141	146,225,085	4,114,752	187,579,472
Net income		-	-	18,850,063	-	18,850,063
Other comprehensive income		-	-	-	11,907,818	11,907,818
Retirement of stock	(100,000)	(200,000)	(1,792,405)	-	-	(1,992,405)
Cash dividends declared, $0.75 per share		-	-	(6,858,522)	-	(6,858,522)
Balance, December 31, 2020	9,122,747	$18,245,494	$17,001,736	$158,216,626	$16,022,570	$209,486,426

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,850,063	$17,194,169
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,680,656	1,314,104
Provision for off-balance sheet commitments	51,000	17,000
Amortization of securities available-for-sale, loans and deposits, net	983,296	1,066,378
Amortization of intangible assets	826,020	609,624
Depreciation	1,445,509	1,235,378
Provision (credit) for deferred income taxes	(1,087,046)	(32,250)
Securities gains, net	(429,925)	(17,031)
Gain on sales of loans held for sale	(2,111,893)	(1,044,798)
Proceeds from the sales of loans held for sale	95,272,224	51,213,713
Originations of loans held for sale	(92,004,347)	(52,544,413)
(Gain) on sale and foreclosure of other real estate owned, net	(21,617)	(44,433)
Loss on sale and disposal of bank premises and equipment, net	106,142	9,360
Amortization of investment in new markets tax credit projects	638,851	581,563
Change in assets and liabilities:
Decrease in accrued income receivable	645,512	514,915
(Increase) decrease in other assets	408,345	(784,589)
Increase in accrued expenses and other liabilities	459,001	891,022
Net cash provided by operating activities	29,711,791	20,179,712

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(238,174,382)	(82,387,547)
Proceeds from sale of securities available-for-sale	5,462,657	8,211,157
Proceeds from maturities and calls of securities available-for-sale	129,702,317	98,514,145
Net decrease in federal funds sold	-	2,792,000
Purchase of FHLB stock	(1,148,900)	(4,060,600)
Proceeds from the redemption of FHLB stock	1,134,300	4,477,200
Net (increase) in interest-bearing deposits in financial institutions	(57,756,377)	(61,855,282)
Net (increase) in loans	(86,302,370)	(23,459,602)
Net proceeds from the sale of other real estate owned	3,818,183	833,721
Proceeds from the sale of bank premises and equipment	-	4,000
Purchase of bank premises and equipment	(1,248,831)	(780,440)
Proceeds from sale of bank-owned life insurance	-	2,501,521
Purchase of investment in new market tax credit projects	(446,856)	(4,536,378)
Cash paid net of cash received for acquired bank	(309,875)	(19,143,271)
Other	(73,002)	(71,565)
Net cash (used in) investing activities	(245,343,136)	(78,960,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	223,638,021	83,595,584
(Decrease) in securities sold under agreements to repurchase	(4,740,551)	(387,936)
Proceeds from short-term borrowings	-	3,000,000
Payments on FHLB and other borrowings	(2,000,000)	(12,600,000)
Dividends paid	(9,071,981)	(8,784,906)
Stock repurchases	(1,992,405)	(1,808,699)
Net cash provided by financing activities	205,833,084	63,014,043

Net increase (decrease) in cash and due from banks	(9,798,261)	4,232,814

CASH AND DUE FROM BANKS
Beginning	34,616,880	30,384,066
Ending	$24,818,619	$34,616,880

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2020 and 2019

	2020	2019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$8,798,822	$10,550,529
Income taxes	5,499,334	3,958,213

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$10,738	$381,600

Business Combination:
Fair value of interest bearing deposits in financial institutions acquired	$-	$21,034,829
Fair value of federal funds sold acquired	-	2,792,000
Fair value of securities available-for-sale acquired	-	33,615,135
Fair value of FHLB stock at cost	-	364,300
Fair value of loans receivable acquired	-	137,776,266
Fair value of bank premises and equipment acquired	-	2,452,021
Fair value of accrued interest receivable acquired	-	2,887,754
Fair value of other real estate owned acquired	-	3,581,769
Fair value of other tangible assets acquired	-	203,866
Fair value of bank-owned life insurance acquired	-	2,498,940
Goodwill	309,875	2,370,087
Core deposit intangible acquired	-	1,891,000
Deposits assumed	-	188,631,294
Securities sold under agreement to repurchase assumed	-	1,747,020
Other liabilities assumed	-	1,946,382

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

Declines in the fair value of securities available-for-sale below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (i) the intent to sell the investment securities and the more likely than not requirement that the Company will be required to sell the investment securities prior to recovery, (ii) the length of time and the extent to which the fair value has been less than cost and (iii) the financial condition and near-term prospects of the issuer. Due to potential changes in conditions, it is at least reasonably possible that change in management’s assessment of other-than-temporary impairment will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

FHLB and FRB stock: The Banks, as members of the FHLB system, are required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of the member bank’s total assets plus 4.00 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF). All shares of FHLB stock are issued and redeemed at par value. The Banks, as members of the FRB system, must subscribe to the capital stock of its District Federal Reserve Bank in an amount equal to 6 percent of the member bank's paid-up capital and surplus and must pay in half of that amount. The other half is subject to call by the Board of Governors. The stock is issued and redeemed at par value. No ready market exists for the FHLB and FRB stock, and it has no quoted market value. The Company evaluates these assets for impairment on a quarterly basis and determined there was no impairment as of December 31, 2020.

Loans: Loans are stated at the principal amount outstanding, net of deferred loan fees, deferred loan costs, and the allowance for loan losses. Interest on loans is credited to income as earned based on the principal amount outstanding. The Banks’ policy is to discontinue the accrual of interest income on any loan 90 days or more past due unless the loans are well collateralized and in the process of collection. Income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received and principal obligations are expected to be recoverable. Nonaccrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to timely payment of principal or interest.

The restructuring of a loan is considered a “troubled debt restructuring” (“TDR”) if both the borrower is experiencing financial difficulties and the creditor has granted a concession. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. Federal banking regulators also issued interagency statements that include similar guidance on loan modifications and reporting for financial institutions working with customers affected by COVID-19.

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

The Company’s allowance for loan losses consists of two components (i) specific reserves based on probable losses on specific loans and (ii) a general allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

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

Goodwill and other intangible assets: Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill resulting from acquisitions is not amortized, but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that impairment has occurred. Goodwill is tested for impairment and begins with an estimation of the fair value of a reporting unit. Impairment would arise if the fair value of a reporting unit is less than its carrying value.

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. Due to the economic weakness resulting from the COVID-19 pandemic, the Company completed a quantitative assessment of goodwill as of May 31, 2020 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded that there is no impairment of goodwill as of December 31, 2020. Further goodwill impairment evaluations, which may result in goodwill impairment, may be necessary if events or circumstance changes would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Revenue from contracts with customers: Interest revenue from loans and investments is recognized on the accrual basis of accounting as the interest is earned according to the terms of the particular loan or investment. Income from service and other customer charges is recognized as earned.  Revenue from service charges are earned in accordance with the terms of the various products or services provided. Services within the scope of Accounting Standards Codification (“ASC”) 606 include service charges on deposits, interchange income, wealth management fees, investment brokerage fees, and the net gain on sale of foreclosed assets.

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

The transfer of a participating interest in an entire financial asset must also meet the definition of a participating interest. A participating interest in a financial asset has all of the following characteristics: (1) from the date of the transfer, it must represent a proportionate (pro rata) ownership in the financial asset; (2) from the date of transfer, all cash flows received, except any cash flows allocated as any compensation for servicing or other services performed, must be divided proportionately among participating interest holders in the amount equal to their share ownership; (3) the rights of each participating interest holder must have the same priority; and (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to do so.

Earnings per share: Basic earnings per share computations for the years ended December 31, 2020 and 2019 were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic earnings per share (EPS) for the years ended December 31, 2020 and 2019:

	2020	2019
Basic earning per share computation:
Net income	$18,850,063	$17,194,169
Weighted average common shares outstanding	9,148,244	9,236,989
Basic EPS	$2.06	$1.86

New and Pending Accounting Pronouncements: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB voted to approve amendments to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The amendment delays the effective date for our Company until interim and annual periods beginning after December 15, 2022. The Company continues collecting and retaining loan and credit data and evaluating various loss estimation models, along with refining the implementation of a software product and its approach for determining the expected credit losses under the new guidance. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s financial statements. The Company is continuing to evaluate the extent of the potential impact.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance in this update eliminates the Step 2 from the goodwill impairment test. For public companies, this update became effective for interim and annual periods beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update became effective for interim and annual periods in fiscal years beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures were adopted on a retrospective basis, and the new disclosures were adopted on a prospective basis. The Company adopted this guidance effective January 1, 2020 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the fair value of the total consideration transferred as a part of the ISSB Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transactions (in thousands):

2019

Cash consideration transferred	$22,643

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and due from banks	$3,188
Federal funds sold	2,792
Interest-bearing deposits in financial institutions	21,035
Securities available-for-sale	33,615
Federal Home Loan Bank stock at cost	365
Loans receivable	137,776
Accrued interest receivable	2,888
Bank premises and equipment	2,452
Other real estate owned	3,582
Bank-owned life insurance	2,499
Core deposit intangible asset	1,891
Other assets	204
Deposits	(188,631)
Securities sold under repurchase agreements	(1,747)
Accrued interest payable and other liabilities	(1,946)

Total identifiable net assets	19,963

Goodwill	$2,680

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

2019

Pass	$121,346
Watch	12,333
Special Mention	-
Substandard	6,024

Total loans acquired at book value	$139,703

The core deposit intangible asset associated with the ISSB Acquisition is amortized to expense on a declining basis over a period of ten years. The loan market valuation is accreted to income on a declining basis over a ten-year period. The time deposits market valuation is amortized to expense on a declining basis over a two-year period.

Note 3. Concentrations and Restrictions on Cash and Due from Banks and Interest-Bearing Deposits in Financial Institutions

The Federal Reserve announced on March 15, 2020, that the reserve requirement ratios will be reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. Prior to March 26, 2020, the Federal Reserve Bank requires member banks to maintain certain cash and due from bank reserves. The subsidiary banks’ did not have a reserve requirement at December 31, 2020 and the reserve requirement totaled approximately $8,734,000 at December 31, 2019. The Federal Reserve Board currently has no plans to reinstate the reserve requirement, but retains the right to reinstate it.

At December 31, 2020, the Company had approximately $160,950,000 on deposit at various financial institutions. Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 4. Debt Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2020:
U.S. government treasuries	$11,725	$328	$-	$12,053
U.S. government agencies	106,337	4,875	(13)	111,199
U.S. government mortgage-backed securities	146,889	3,337	(31)	150,195
State and political subdivisions	243,438	8,182	(36)	251,584
Corporate bonds	67,247	4,722	(1)	71,968
Total	$575,636	$21,444	$(81)	$596,999

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2019:
U.S. government treasuries	$9,392	$64	$(4)	$9,452
U.S. government agencies	124,913	1,609	(89)	126,433
U.S. government mortgage-backed securities	80,295	867	(34)	81,128
State and political subdivisions	193,745	1,852	(295)	195,302
Corporate bonds	66,012	1,542	(26)	67,528
Total	$474,357	$5,934	$(448)	$479,843

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2020, are shown below by expected maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$44,983	$45,329
Due after one year through five years	242,363	251,324
Due after five years through ten years	237,913	247,562
Due after ten years	50,377	52,784
Total	$575,636	$596,999

At December 31, 2020 and 2019, securities with a carrying value of approximately $201,979,000 and $180,063,000, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains, and losses from securities available-for-sale are summarized below (in thousands):

	2020	2019
Proceeds from sales of securities available-for-sale	$5,463	$8,211
Gross realized gains on securities available-for-sale	430	37
Gross realized losses on securities available-for-sale	-	20

No other-than-temporary impairments were recognized as a component of income for the years ended December 31, 2020 and 2019.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019, are summarized as follows (in thousands):

2020:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government agencies	$6,016	$(7)	$896	$(6)	$6,912	$(13)
U.S. government mortgage-backed securities	5,097	(31)	-	-	5,097	(31)
State and political subdivisions	7,875	(34)	180	(2)	8,055	(36)
Corporate bonds	534	(1)	-	-	534	(1)
Total	$19,522	$(73)	$1,076	$(8)	$20,598	$(81)

2019:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government treasuries	$3,023	$(4)	$-	$-	$3,023	$(4)
U.S. government agencies	23,827	(85)	2,520	(4)	26,347	(89)
U.S. government mortgage-backed securities	14,885	(28)	1,934	(6)	16,819	(34)
State and political subdivisions	17,512	(125)	5,954	(170)	23,466	(295)
Corporate bonds	4,129	(26)	-	-	4,129	(26)
Total	$63,376	$(268)	$10,408	$(180)	$73,784	$(448)

At December 31, 2020, debt securities have unrealized losses of $81,000. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 5. Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows (in thousands):

	2020	2019

Real estate - construction	$45,497	$47,895
Real estate - 1 to 4 family residential	213,562	201,510
Real estate - commercial	496,357	435,850
Real estate - agricultural	151,992	160,771
Commercial [1]	122,535	84,084
Agricultural	102,586	111,945
Consumer and other	15,048	18,791
	1,147,577	1,060,846
Less:
Allowance for loan losses	(17,215)	(12,619)
Deferred loan fees and costs, net [2]	(857)	(80)
Total loans receivable, net	$1,129,505	$1,048,147

[1]	Commercial loan portfolio as of December 31, 2020 includes $50.9 million Paycheck Protection Program ("PPP") loans
[2]	Deferred loan fees as of December 31, 2020 includes $0.9 million of fees related to the PPP loans.

Construction loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption, vacancy and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. The Company may require guarantees on these loans. The Company’s construction loans are secured primarily by properties located in its primary market area.

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

Commercial and agricultural real estate loans are subject to underwriting standards and processes similar to commercial and agricultural operating loans, in addition to those unique to real estate loans. These loans are viewed primarily as cash flow loans and, secondarily, as loans secured by real estate. Commercial and agricultural real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Loan-to-value generally does not exceed 80% of the cost or value of the assets. Appraisals on properties securing these loans are generally performed by fee appraisers approved by the Board of Directors. Because payments on commercial and agricultural real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Management monitors and evaluates commercial and agricultural real estate loans based on collateral and risk rating criteria. The Company may require guarantees on these loans. The Company’s commercial and agricultural real estate loans are secured primarily by properties located in its primary market areas.

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

The Paycheck Protection Program (PPP) was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. On December 27, 2020 the Consolidated Appropriations Act was signed into law and provided funding to reopen the PPP to new qualifying borrowers of “First Draw” PPP loans, provide opportunities for certain borrowers of existing PPP loans to increase their First Draw loan, and create an opportunity for certain businesses to obtain a “Second Draw” PPP loan. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA.

The Company maintains an internal audit department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Summary changes in the allowance for loan losses for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019

Balance, beginning	$12,619	$11,684
Provision for loan losses	5,681	1,314
Recoveries of loans charged-off	325	72
Loans charged-off	(1,410)	(451)
Balance, ending	$17,215	$12,619

Activity in the allowance for loan losses, on a disaggregated basis, for the years ended December 31, 2020 and 2019 is as follows (in thousands):

2020:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619
Provision (credit) for loan losses	52	471	3,986	269	609	266	28	5,681
Recoveries of loans charged-off	1	6	26	-	14	-	278	325
Loans charged-off	-	(18)	(444)	-	(628)	(48)	(272)	(1,410)
Balance, ending	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215

2019:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$699	$1,820	$4,615	$1,198	$1,777	$1,384	$191	$11,684
Provision (credit) for loan losses	(27)	372	732	128	(24)	94	39	1,314
Recoveries of loans charged-off	-	5	15	-	36	-	16	72
Loans charged-off	-	(75)	-	-	(331)	-	(45)	(451)
Balance, ending	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619

Allowance for loan losses disaggregated on the basis of the impairment analysis method as of December 31, 2020 and 2019 is as follows (in thousands):

2020:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$150	$1,486	$-	$115	$40	$28	$1,819
Ending balance: Collectively evaluated for impairment	725	2,431	7,444	1,595	1,338	1,656	207	15,396
Ending balance	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215

2019:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$209	$-	$-	$-	$-	$-	$209
Ending balance: Collectively evaluated for impairment	672	1,913	5,362	1,326	1,458	1,478	201	12,410
Ending balance	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619

Loans receivable disaggregated on the basis of the impairment analysis method as of December 31, 2020 and 2019 is as follows (in thousands):

2020:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$167	$1,340	$10,258	$1,664	$940	$859	$45	$15,273
Ending balance: Collectively evaluated for impairment	45,330	212,222	486,099	150,328	121,595	101,727	15,003	1,132,304

Ending balance	$45,497	$213,562	$496,357	$151,992	$122,535	$102,586	$15,048	$1,147,577

2019:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$-	$1,204	$83	$84	$462	$2,951	$4	$4,788
Ending balance: Collectively evaluated for impairment	47,895	200,306	435,767	160,687	83,622	108,994	18,787	1,056,058

Ending balance	$47,895	$201,510	$435,850	$160,771	$84,084	$111,945	$18,791	$1,060,846

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk ratings of construction, commercial and agricultural real estate loans and commercial and agricultural operating loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in our market areas.

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

Rating 7 - This rating includes “Substandard-Impaired” loans in accordance with regulatory guidelines, for which the accrual of interest has generally been stopped. This rating includes loans: (i) where interest is more than 90 days past due, (ii) not fully secured, (iii) where a specific valuation allowance may be necessary, or (iv) where the borrower is unable to make contractual principle and interest payments. This rating is reviewed at least quarterly.

The credit risk profile by internally assigned grade, on a disaggregated basis, at December 31, 2020 and 2019 is as follows (in thousands):

2020:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$39,980	$346,591	$110,925	$101,858	$80,075	$679,429
Watch	5,350	88,113	33,144	15,897	20,793	163,297
Special Mention	-	23,753	175	52	-	23,980
Substandard	-	27,642	6,084	3,788	859	38,373
Substandard-Impaired	167	10,258	1,664	940	859	13,888

Total	$45,497	$496,357	$151,992	$122,535	$102,586	$918,967

2019:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$41,073	$387,274	$118,692	$62,655	$90,083	$699,777
Watch	6,822	29,209	32,780	16,147	15,248	100,206
Special Mention	-	4,581	-	-	-	4,581
Substandard	-	14,703	9,215	4,820	3,663	32,401
Substandard-Impaired	-	83	84	462	2,951	3,580

Total	$47,895	$435,850	$160,771	$84,084	$111,945	$840,545

The credit risk profile based on payment activity, on a disaggregated basis, at December 31, 2020 and 2019 is as follows (in thousands):

2020:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$212,282	$15,003	$227,285
Non-performing	1,280	45	1,325

Total	$213,562	$15,048	$228,610

2019:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$200,117	$18,782	$218,899
Non-performing	1,393	9	1,402

Total	$201,510	$18,791	$220,301

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

The following is a recap of impaired loans, on a disaggregated basis, at December 31, 2020 and 2019 and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2020 and 2019 (in thousands):

2020:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$167	$167	$-	$66	$-
Real estate - 1 to 4 family residential	416	475	-	318	-
Real estate - commercial	242	578	-	6,625	16
Real estate - agricultural	1,664	1,698	-	1,295	6
Commercial	274	318	-	524	23
Agricultural	377	542	-	1,592	344
Consumer and other	8	10	-	22	128
Total loans with no specific reserve:	3,148	3,788	-	10,442	517

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	924	1,278	150	935	66
Real estate - commercial	10,016	10,157	1,486	2,198	-
Real estate - agricultural	-	-	-	-	-
Commercial	666	1,247	115	418	-
Agricultural	482	484	40	400	-
Consumer and other	37	39	28	19	92
Total loans with specific reserve:	12,125	13,205	1,819	3,970	158

Total
Real estate - construction	167	167	-	66	-
Real estate - 1 to 4 family residential	1,340	1,753	150	1,253	66
Real estate - commercial	10,258	10,735	1,486	8,823	16
Real estate - agricultural	1,664	1,698	-	1,295	6
Commercial	940	1,565	115	942	23
Agricultural	859	1,026	40	1,992	344
Consumer and other	45	49	28	41	220

Total	$15,273	$16,993	$1,819	$14,412	$675

2019:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	460	796	-	336	31
Real estate - commercial	83	435	-	323	133
Real estate - agricultural	84	97	-	80	-
Commercial	462	517	-	285	-
Agricultural	2,951	3,071	-	1,472	-
Consumer and other	4	4	-	1	-
Total loans with no specific reserve:	4,044	4,920	-	2,497	164

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	744	755	209	329	-
Real estate - commercial	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-
Commercial	-	-	-	1,494	-
Agricultural	-	-	-	-	-
Consumer and other	-	-	-	8	1
Total loans with specific reserve:	744	755	209	1,831	1

Total
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	1,204	1,551	209	665	31
Real estate - commercial	83	435	-	323	133
Real estate - agricultural	84	97	-	80	-
Commercial	462	517	-	1,779	-
Agricultural	2,951	3,071	-	1,472	-
Consumer and other	4	4	-	9	1

Total	$4,788	$5,675	$209	$4,328	$165

The interest foregone on nonaccrual loans for the years ended December 31, 2020 and 2019 was approximately $975,000 and $473,000, respectively.

Nonaccrual loans at December 31, 2020 and 2019 were $15,273,000 and $4,788,000, respectively.

Troubled Debt Restructurings. The restructuring of a loan is considered a TDR if both the borrower is experiencing financial difficulties and the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, extension of payments terms beyond the original maturity date, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.

Certain troubled debt restructurings are on nonaccrual status at the time of restructuring. These borrowings are typically returned to accrual status after sustained repayment performance in accordance with the restructuring agreement for a reasonable period of at least six months and management is reasonably assured of future performance. If the TDR meets these performance criteria and the interest rate granted at the modification is equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, then the loan will return to performing status. If the TDR loan has a below market interest rate at the time of restructuring, it will be considered impaired until fully collected.

For TDR loans that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible impairment and, as necessary, recognizes impairment through the allowance. The Company had charge offs related to TDRs for the years ended December 31, 2020 and 2019 of $31,000 and $315,000, respectively.

The Company had loans meeting the definition of TDR of $11,293,000 as of December 31, 2020, all of which were included as impaired and nonaccrual loans. The Company had loans meeting the definition of TDR of $1,171,000 as of December 31, 2019, all of which were included as impaired and nonaccrual loans.

The Company’s TDRs, on a disaggregated basis, occurring in the years ended December 31 is as follows (dollars in thousands):

	2020			2019
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	3	1,035	1,035
Real estate - commercial	2	10,192	10,192	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	3	54	54	-	-	-
Consumer and other	1	27	27	-	-	-

Total	6	$10,273	$10,273	3	$1,035	$1,035

During the year ended December 31, 2020, the Company granted concessions to four borrowers, with six contracts, experiencing financial difficulties. One loan was restructured with interest rates less than a market interest rate and the remaining loans were restructured with payment deferrals.

During the year ended December 31, 2019 the Company granted concessions to one borrower, with three contracts, experiencing financial difficulties. These loans were restructured with terms less than normal amounts of collateral.

There were no TDR loans that were modified during the year ended December 31, 2020 and 2019 with a payment default. A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no significant financial impact from specific reserves or from charge-offs for the TDR loans included in the previous table.

Section 4013 of the CARES Act, “Temporary Relief From TDRs,” allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. This temporary suspension may only be applied to modifications of loans that were not more than 30 days past due as of December 31, 2019 and may not be applied to modifications that are not related to the COVID-19 pandemic. If elected, the temporary suspension may be applied to eligible modifications executed during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020, extended to January 1, 2022 under the Coronavirus Response and Relief Supplemental Appropriations Act, or 60 days after the termination of the COVID-19 national emergency. In March 2020, federal banking regulators in consultation with the FASB issued interagency statements that include similar guidance on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement provided that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.

As of December 31, 2020, the Company had 24 COVID-19 related loan modifications still in the modification period with a total outstanding principal balance of $45.9 million. In addition to these modifications, there were $572,000 of modified loans more than 30 days past due after the modification period was completed. Modified loans continue to accrue interest and are evaluated for past due status based on the revised payment terms.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2020 and 2019, are as follows (in thousands):

2020:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$169	$167	$336	$45,161	$45,497	$-
Real estate - 1 to 4 family residential	1,523	176	1,699	211,863	213,562	6
Real estate - commercial	152	56	208	496,149	496,357	-
Real estate - agricultural	574	1,618	2,192	149,800	151,992	-
Commercial	283	3	286	122,249	122,535	3
Agricultural	79	458	537	102,049	102,586	30
Consumer and other	18	16	34	15,014	15,048	-

Total	$2,798	$2,494	$5,292	$1,142,285	$1,147,577	$39

2019:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$1,796	$-	$1,796	$46,099	$47,895	$-
Real estate - 1 to 4 family residential	811	290	1,101	200,409	201,510	188
Real estate - commercial	387	-	387	435,463	435,850	-
Real estate - agricultural	422	-	422	160,349	160,771	-
Commercial	518	237	755	83,329	84,084	-
Agricultural	666	2,587	3,253	108,692	111,945	62
Consumer and other	146	6	152	18,639	18,791	5

Total	$4,746	$3,120	$7,866	$1,052,980	$1,060,846	$255

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2020, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability. Loan transactions with related parties at December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019

Balance, beginning of year	$10,235	$7,807
New loans	15,750	5,854
Repayments	(13,407)	(6,974)
Change in status	439	3,548
Balance, end of year	$13,017	$10,235

Note 6. Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2020 and 2019 (in thousands):

	2020	2019

Land	$4,038	$4,056
Buildings and improvements	21,803	21,560
Furniture and equipment	8,143	7,768
	33,984	33,384
Less accumulated depreciation	16,644	15,573
Total bank premises and equipment, net	$17,340	$17,811

Note 7. Other Real Estate Owned

Changes in the other real estate owned at December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019

Balance, beginning of year	$4,004	$830
Transfer of loans	11	382
Acquired as a part of the acquisition	-	3,582
Net proceeds from sale	(3,819)	(834)
Gain on sale and foreclosure, net	22	44
Balance, end of year	$218	$4,004

The following table provides the composition of other real estate owned at December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019

Agricultural land	$-	$3,602
1 to 4 family residential houses	218	402

Total other real estate owned	$218	$4,004

Note 8. Goodwill

On October 25, 2019, the Company acquired ISSB located in Creston and Lenox, Iowa, which resulted in the recognition of $2.7 million of additional goodwill. Goodwill recognized in the ISSB Acquisition was primarily attributable to an expanded market share and economies of scale expected from combining ISSB with the Company. The goodwill related to the ISSB Acquisition is deductible for income tax purposes.

Goodwill also arose in connection with three other acquisitions in previous periods. Accounting standards allow for goodwill to be tested for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. There was no impairment of the carrying amount of goodwill in 2020 and 2019.

Note 9. Intangible Assets

The following sets forth the carrying amounts and accumulated amortization of all intangible assets at December 31, 2020 and 2019 (in thousands):

	2020		2019
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$3,493	$6,411	$2,745
Customer list	535	320	535	242
Total	$6,946	$3,813	$6,946	$2,987

The weighted average life of the intangible assets is 3.6 and 4.2 years as of December 31, 2020 and 2019, respectively.

The amortization expense for the intangible assets totaled $826,000 and $610,000 for the years ended December 31, 2020 and 2019, respectively. Estimated remaining amortization expense on intangible assets is as follows for the years ending December 31 (in thousands):

2021	$628
2022	574
2023	502
2024	337
2025	301
After	791

Total	$3,133

The following sets forth the activity related to intangible assets for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019

Beginning intangibles, net	$3,959	$2,678
Acquisition	-	1,891
Amortization	(826)	(610)

Ending intangible asset, net	$3,133	$3,959

Note 10. Deposits

At December 31, 2020, the maturities of time deposits are as follows (in thousands):

2021	$175,323
2022	45,294
2023	18,270
2024	11,550
2025	6,489
Total time deposits	$256,926

Interest expense on deposits for the years ended December 31, 2020 and 2019 is summarized as follows (in thousands):

	2020	2019

Interest-bearing checking	$1,465	$3,147
Savings and money market	1,769	2,870
Time deposits	4,587	4,184
Total deposit interest expense	$7,821	$10,201

Deposits held by the Company from related parties at December 31, 2020 and 2019 totaled approximately $18,900,000 and $17,428,000, respectively.

Note 11. Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements (repurchase agreements) as of December 31, 2020 and 2019 (in thousands):

	2020	2019
	Remaining Contractual Maturity of the Agreements
	Overnight	Overnight

Securities sold under agreements to repurchase:
U.S. government treasuries	$2,069	$3,528
U.S. government agencies	39,362	35,557
U.S. government mortgage-backed securities	14,320	19,614

Total pledged collateral	$55,751	$58,699

Note 12. Borrowings

At December 31, 2020, FHLB advances consisted of the following (dollars in thousands):

		Weighted
		Average
	Amount	Interest Rate
FHLB advances maturing in:
2024	3,000	1.57%
Total FHLB advances	$3,000	1.57%

Borrowed funds at December 31, 2020 and 2019 consisted of FHLB advances. FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $208,017,000 and $222,558,000 at December 31, 2020 and 2019, respectively.

Note 13. Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan. For the years ended December 31, 2020 and 2019, the Company matched employee contributions up to a maximum of 3% and also contributed an amount equal to 3% of the participating employee’s compensation. For the years ended December 31, 2020 and 2019, Company contributions to the plan were approximately $1,064,000 and $869,000, respectively. The plan covers substantially all employees.

Note 14. Income Taxes

The components of income tax expense for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Federal:
Current	$4,102	$2,824
Deferred	(886)	8
Total federal income tax expense	3,216	2,832
State:
Current	1,366	1,056
Deferred	(201)	(40)
Total state income tax expense	1,165	1,016

Total income tax expense	$4,381	$3,848

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before income taxes for the years ended December 31, 2020 and 2019 as a result of the following (in thousands):

	2020	2019

Income taxes at 21%	$4,879	$4,419
Increase (decrease) resulting from:
Tax-exempt interest	(761)	(836)
State taxes, net of federal tax benefit	1,076	877
New Markets Tax Credits	(764)	(693)
Other	(49)	81
Total income tax expense	$4,381	$3,848

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019

Deferred tax assets:
Allowance for loan losses	$4,294	$3,114
State operating and alternative minimum tax carryforward	503	469
Fair value adjustments from acquisitions	164	214
Accrued vacation	272	224
Off balance sheet reserve	149	136
Other deferred tax assets	433	473
Total deferred tax assets	5,815	4,630
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(5,341)	(1,372)
Goodwill and other intangible assets	(1,058)	(1,029)
Bank premises and equipment	(609)	(661)
Deferred loan costs	(62)	-
Other deferred tax liabilities	(250)	(191)
Total deferred tax liabilities	(7,320)	(3,253)

Valuation allowance	(226)	(226)

Net deferred tax asset (liability)	$(1,731)	$1,151

Income taxes currently payable of approximately $55,000 and $86,000 is included in other liabilities as of December 31, 2020 and 2019, respectively.

The Company has approximately $226,000 of state alternative minimum tax (“AMT”) credit carryforwards available to offset future state alternative minimum taxable income as of December 31, 2020 and 2019. The Company has recorded a valuation allowance against the tax effect of the AMT credit carryforwards, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa. The Company is no longer subject to U.S. federal income and state tax examinations for years before 2017.

The Company follows the accounting requirements for uncertain tax positions. Management has determined that the Company has no material uncertain tax positions and no material accrued interest or penalties as of or for the years ended December 31, 2020 and 2019 that would require recognition. The Company had no significant unrecognized tax benefits as of December 31, 2020, that if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the next 12 months as of December 31, 2020 and 2019.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company’s commitments at December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019

Commitments to extend credit	$222,660	$207,168
Standby letters of credit	7,168	7,633
Total commitments	$229,828	$214,801

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2020 and 2019, approximately $131,862,000 and $135,679,000 of the commitments to extend credit were fixed interest rates. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

At December 31, 2020 and 2019, the Banks have established liabilities totaling approximately $713,000 and $662,000, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

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

On March 31, 2020, the Banks qualified for the community bank leverage ratio (CBLR) framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. The CARES ACT lowered the CBLR to 8% beginning in the second quarter of 2020 through the end of the year. Beginning in 2021, the CBLR will increase to 8.5% for the calendar year and will increase to 9% beginning January 1, 2022. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

Prior to 2020, the Company and each subsidiary bank were subject to final rules issued by the Federal Reserve Board and the FDIC implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revised minimum capital requirements and adjust prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier I capital ratio, increased the minimum Tier 1 capital ratio requirements and implemented a new capital conservation buffer. On August 28, 2018, the Board of Governors of the Federal Reserve System issued an interim rule revising the Small Bank Holding Company Policy Statement (the “Policy Statement”) that, among other things, raised from $1 billion to $3 billion the asset threshold to qualify for the Policy Statement. The Company qualifies for treatment under the Policy Statement and is no longer subject to consolidated capital rules.

Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer was fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) was subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. As of December 31, 2019, the ratios for the Banks were sufficient to meet the fully phased-in conservation buffer.

Management believes, as of December 31, 2020 and 2019, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject. As of December 31, 2020, the most recent notification from the federal banking regulators categorized the Banks are well capitalized under the CBLR regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum Community Bank Leverage Ratios as set forth in the following table. Management believes there are no conditions or events since that notification that have changed the institution’s category. The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2020 and 2019 are also presented in the tables. (dollars in thousands)

			To Be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio

As of December 31, 2020:
Community Bank Leverage Ratio:
(Tier 1 capital to average assets)
Boone Bank & Trust	$13,967	9.2%	$12,170	8.0%
First National Bank	86,071	8.6	80,393	8.0
Iowa State Savings Bank	21,610	9.4	18,321	8.0
Reliance State Bank	23,278	9.4	19,741	8.0
State Bank & Trust	16,564	8.5	15,657	8.0
United Bank & Trust	10,539	9.2	9,180	8.0

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes *		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2019:
Total capital (to risk-weighted assets):
Consolidated	$180,834	14.3%	$132,878	10.50%	N/A	N/A
Boone Bank & Trust	14,205	14.1	10,610	10.50	$10,105	10.0%
First National Bank	87,375	13.9	66,180	10.50	63,028	10.0
Iowa State Savings Bank	20,495	14.2	15,200	10.50	14,476	10.0
Reliance State Bank	24,487	13.0	19,778	10.50	18,836	10.0
State Bank & Trust	16,800	13.5	13,115	10.50	12,490	10.0
United Bank & Trust	10,775	14.3	7,910	10.50	7,534	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$167,514	13.2%	$107,568	8.50%	N/A	N/A
Boone Bank & Trust	13,274	13.1	8,589	8.50	$8,084	8.0%
First National Bank	80,665	12.8	53,574	8.50	50,423	8.0
Iowa State Savings Bank	20,151	13.9	12,305	8.50	11,581	8.0
Reliance State Bank	22,166	11.8	16,010	8.50	15,069	8.0
State Bank & Trust	15,233	12.2	10,617	8.50	9,992	8.0
United Bank & Trust	9,955	13.2	6,403	8.50	6,027	8.0

Tier 1 capital (to average-assets):
Consolidated	$167,544	10.1%	$66,234	4.00%	N/A	N/A
Boone Bank & Trust	13,274	9.5	5,604	4.00	$7,005	5.0%
First National Bank	80,665	9.3	34,702	4.00	43,378	5.0
Iowa State Savings Bank	20,151	9.5	8,621	4.00	10,776	5.0
Reliance State Bank	22,166	10.0	8,886	4.00	11,108	5.0
State Bank & Trust	15,233	9.5	6,384	4.00	7,980	5.0
United Bank & Trust	9,955	9.8	4,073	4.00	5,091	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$167,544	13.2%	$88,585	7.00%	N/A	N/A
Boone Bank & Trust	13,274	13.1	7,074	7.00	$6,568	6.5%
First National Bank	80,665	12.8	44,120	7.00	40,968	6.5
Iowa State Savings Bank	20,151	13.9	10,133	7.00	9,410	6.5
Reliance State Bank	22,166	11.8	13,185	7.00	12,243	6.5
State Bank & Trust	15,233	12.2	8,743	7.00	8,119	6.5
United Bank & Trust	9,955	13.2	5,273	7.00	4,897	6.5

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2020 and 2019 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2020

U.S. government treasuries	$12,053	$12,053	$-	$-
U.S. government agencies	111,199	-	111,199	-
U.S. government mortgage-backed securities	150,195	-	150,195	-
State and political subdivisions	251,584	-	251,584	-
Corporate bonds	71,968	-	71,968	-

Total assets at fair value on a recurring basis	$596,999	$12,053	$584,946	$-

2019

U.S. government treasuries	$9,452	$9,452	$-	$-
U.S. government agencies	126,433	-	126,433	-
U.S. government mortgage-backed securities	81,128	-	81,128	-
State and political subdivisions	195,302	-	195,302	-
Corporate bonds	67,528	-	67,528	-

Total assets at fair value on a recurring basis	$479,843	$9,452	$470,391	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment). The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2020 and 2019 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2020

Loans	$10,306	$-	$-	$10,306
Other real estate owned	218	-	-	218

Total assets at fair value on a nonrecurring basis	$10,524	$-	$-	$10,524

2019

Loans	$535	$-	$-	$535
Other real estate owned	4,004	-	-	4,004

Total assets at fair value on a nonrecurring basis	$4,539	$-	$-	$4,539

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019 are as follows (in thousands):

	2020
	Fair Value	Valuation	Range of	Range
		Techniques	Unobservable Inputs	(Average)

Loans	$10,306	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$218	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2019
	Fair Value	Valuation	Range of	Range
		Techniques	Unobservable Inputs	(Average)

Loans	$535	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$4,004	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The following table includes the carrying amounts and estimated fair values of financial assets and liabilities as of December 31, 2020 and 2019 (in thousands):

		2020		2019
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$24,819	$24,819	$34,617	$34,617
Interest-bearing deposits	Level 1	166,704	166,704	108,948	108,948
Securities available-for-sale	See previous table	596,999	596,999	479,843	479,843
FHLB and FRB stock	Level 2	3,148	3,148	3,139	3,191
Loans receivable, net	Level 2	1,129,505	1,116,352	1,048,147	1,025,032
Loans held for sale	Level 2	1,621	1,621	2,777	2,777
Accrued income receivable	Level 1	11,143	11,143	11,788	11,788
Financial liabilities:
Deposits	Level 2	$1,716,446	$1,720,023	$1,493,175	$1,495,155
Securities sold under agreements to repurchase	Level 1	37,293	37,293	42,034	42,034
FHLB advances	Level 2	3,000	3,111	5,000	4,935
Accrued interest payable	Level 1	829	829	1,163	1,163

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

Note 18. Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after December 31, 2020, but prior to March 12, 2021, that provided additional evidence about conditions that existed at December 31, 2020. Except for dividends declared on January 13, 2020, there were no other significant events or transactions that provided evidence about conditions that did not exist at December 31, 2020.

Note 19. Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets at December 31, 2020 and 2019, and statements of income and cash flows for each of the years in the two-year period ended December 31, 2020, is as follows (in thousands):

CONDENSED BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019

ASSETS

Cash and due from banks	$32	$29
Interest-bearing deposits in banks	2,556	5,097
Investment in bank subsidiaries	202,534	180,503
Loans receivable, net	1,842	1,949
Premises and equipment, net	2,844	2,649
Accrued income receivable	6	6
Other assets	171	106

Total assets	$209,985	$190,339

LIABILITIES

Dividends payable	$-	$2,213
Accrued expenses and other liabilities	499	547

Total liabilities	499	2,760

STOCKHOLDERS' EQUITY

Common stock	18,245	18,445
Additional paid-in capital	17,002	18,794
Retained earnings	158,217	146,225
Accumulated other comprehensive income	16,022	4,115
Total stockholders' equity	209,486	187,579

Total liabilities and stockholders' equity	$209,985	$190,339

CONDENSED STATEMENTS OF INCOME

Years Ended December 31, 2020 and 2019

	2020	2019
Operating income:
Equity in net income of bank subsidiaries	$19,413	$17,834
Interest	101	221
Rental income	432	432
(Loss) on sale of other real estate owned	-	(11)
Other income	2,187	2,033
	22,133	20,509

Provision for loan losses	-	-

Operating income after provision for loan losses	22,133	20,509

Operating expenses	3,496	3,534

Income before income taxes	18,637	16,975

Income tax (benefit)	(213)	(219)

Net income	$18,850	$17,194

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,850	$17,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97	100
Provision for deferred income taxes	(60)	(88)
Loss on sale of other real estate owned	-	11
Equity in net income of bank subsidiaries	(19,413)	(17,834)
Dividends received from bank subsidiaries	9,599	25,068
Decrease in accrued income receivable	-	2
(Increase) in other assets	(4)	(1)
Increase (decrease) in accrued expense and other liabilities	(48)	51
Net cash provided by operating activities	9,021	24,503

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in interest-bearing deposits in banks	2,541	9,638
Decrease in loans	107	220
Proceeds from the sale of other real estate owned	-	254
Investments in bank subsidiary	(310)	(24,033)
Purchase of premises and equipment	(292)	(6)
Net cash provided by (used in) investing activities	2,046	(13,927)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(9,072)	(8,785)
Stock repurchases	(1,992)	(1,809)
Net cash (used in) financing activities	(11,064)	(10,594)

Net increase (decrease) in cash and cash equivalents	3	(18)

CASH AND DUE FROM BANKS
Beginning	29	47
Ending	$32	$29

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash receipts for income taxes	$173	$99

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 28, 2021, as filed with the SEC on March 12, 2021 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

Report of CliftonLarsonAllen LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2020 and 2019

Consolidated Statements of Income for the Years ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years ended December 31, 2020 and 2019

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

Exhibit Number	Description

3.1	- Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on March 12, 2015).
3.2	- Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on March 12, 2015).
4.1	- Description of Securities**
10.1	- Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 filed with the Company’s Form 8-K on November 19, 2012)*.
21**	- Subsidiaries of the Company
23**	- Consent of Independent Registered Public Accounting Firm
31.1**	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
104	Cover page Interactive Data File (embedded withinthe Inline XBRL document)

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

AMES NATIONAL CORPORATION

March 12, 2021	By:	/s/ John P. Nelson
John P. Nelson, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 12, 2021.

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