Form 10-Q
period 2021-03-31
AMES NATIONAL CORP
filed 2021-05-04
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 9,122,747 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
ASSETS	2021	2020

Cash and due from banks	$23,557	$24,819
Interest-bearing deposits in financial institutions and federal funds sold	227,159	166,704
Securities available-for-sale	672,344	596,999
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,427	3,148
Loans receivable, net	1,120,211	1,129,505
Loans held for sale	598	1,621
Bank premises and equipment, net	17,049	17,340
Accrued income receivable	10,014	11,143
Other real estate owned	227	218
Bank-owned life insurance	2,933	2,916
Deferred income taxes, net	1,134	-
Intangible assets, net	2,973	3,133
Goodwill	12,424	12,424
Other assets	5,786	5,678

Total assets	$2,099,836	$1,975,648

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$368,971	$349,500
Interest-bearing checking	583,803	528,796
Savings and money market	643,335	581,224
Time, $250 and over	54,860	60,019
Other time	191,786	196,907
Total deposits	1,842,755	1,716,446

Securities sold under agreements to repurchase	41,421	37,293
FHLB advances	3,000	3,000
Deferred income taxes, net	-	1,731
Accrued expenses and other liabilities	8,307	7,691
Total liabilities	1,895,483	1,766,161

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,122,747 as of March 31, 2021 and December 31, 2020	18,245	18,245
Additional paid-in capital	17,002	17,002
Retained earnings	161,959	158,217
Accumulated other comprehensive income	7,147	16,023
Total stockholders' equity	204,353	209,487

Total liabilities and stockholders' equity	$2,099,836	$1,975,648

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020

Interest and dividend income:
Loans, including fees	$11,984	$12,587
Securities:
Taxable	1,989	1,821
Tax-exempt	844	910
Other interest and dividend income	178	517
Total interest income	14,995	15,835

Interest expense:
Deposits	1,294	2,650
Other borrowed funds	37	139
Total interest expense	1,331	2,789

Net interest income	13,664	13,046

Provision (credit) for loan losses	(426)	2,316

Net interest income after provision (credit) for loan losses	14,090	10,730

Noninterest income:
Wealth management income	932	862
Service fees	333	441
Securities gains, net	-	386
Gain on sale of loans held for sale	504	267
Merchant and card fees	464	426
Other noninterest income	273	249
Total noninterest income	2,506	2,631

Noninterest expense:
Salaries and employee benefits	5,507	5,775
Data processing	1,372	1,191
Occupancy expenses, net	728	691
FDIC insurance assessments	139	-
Professional fees	396	344
Business development	237	264
Intangible asset amortization	160	217
New market tax credit projects amortization	160	145
Other operating expenses, net	307	423
Total noninterest expense	9,006	9,050

Income before income taxes	7,590	4,311

Provision for income taxes	1,567	756

Net income	$6,023	$3,555

Basic and diluted earnings per share	$0.66	$0.39

Dividends declared per share	$0.25	$0.25

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2021	2020

Net income	$6,023	$3,555
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(11,833)	870
Less: reclassification adjustment for gains realized in net income	-	386
Other comprehensive income (loss), before tax	(11,833)	484
Tax effect related to other comprehensive income (loss)	2,957	(121)
Other comprehensive income (loss), net of tax	(8,876)	363
Comprehensive income (loss)	$(2,853)	$3,918

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share and per share data)
Three Months Ended March 31, 2021 and 2020

					Accumulated
					Other
					Comprehensive	Total
	Common Stock		Additional Paid-	Retained	Income, Net of	Stockholders'
	Shares	Amount	in Capital	Earnings	Taxes	Equity

Balance, December 31, 2019	9,222,747	$18,445	$18,795	$146,224	$4,115	$187,579
Net income	-	-	-	3,555	-	3,555
Other comprehensive income	-	-	-	-	363	363
Retirement of stock	(34,153)	(68)	(639)	-	-	(707)
Cash dividends declared, $0.25 per share	-	-	-	(2,297)	-	(2,297)
Balance, March 31, 2020	9,188,594	$18,377	$18,156	$147,482	$4,478	$188,493

Balance, December 31, 2020	9,122,747	$18,245	$17,002	$158,217	$16,023	$209,487
Net income	-	-	-	6,023	-	6,023
Other comprehensive (loss)	-	-	-	-	(8,876)	(8,876)
Cash dividends declared, $0.25 per share	-	-	-	(2,281)	-	(2,281)
Balance, March 31, 2021	9,122,747	$18,245	$17,002	$161,959	$7,147	$204,353

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
Three Months Ended March 31, 2021 and 2020

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,023	$3,555
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(426)	2,316
Provision for off-balance sheet commitments	-	41
Amortization of securities, available-for-sale, loans and deposits, net	489	(42)
Amortization of intangible asset	160	217
Depreciation	356	349
Deferred income taxes	93	(639)
Securities (gains), net	-	(386)
(Gain) on sales of loans held for sale	(504)	(267)
Proceeds from loans held for sale	22,428	14,402
Originations of loans held for sale	(20,901)	(12,266)
Amortization of investment in new markets tax credit projects	160	145
(Gain) on sale of other real estate owned, net	-	(12)
Change in assets and liabilities:
Decrease in accrued income receivable	1,129	1,541
(Increase) decrease in other assets	(224)	40
Increase in accrued expenses and other liabilities	616	2,692
Net cash provided by operating activities	9,399	11,686

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(113,635)	(40,121)
Proceeds from sale of securities available-for-sale	-	3,385
Proceeds from maturities and calls of securities available-for-sale	25,680	27,665
Purchase of FHLB stock	(286)	(117)
Proceeds from the redemption of FHLB stock	7	95
Net (increase) in interest-bearing deposits in financial institutions and federal funds sold	(60,455)	(27,519)
Net (increase) decrease in loans	9,923	(33,437)
Net proceeds from the sale of other real estate owned	-	2,303
Purchase of bank premises and equipment	(83)	(225)
Cash paid for bank acquired	-	(310)
Other	(17)	(16)
Net cash (used in) investing activities	(138,866)	(68,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	126,358	59,387
Increase (decrease) in securities sold under agreements to repurchase	4,128	(416)
Payments on FHLB borrowings	-	(2,000)
Dividends paid	(2,281)	(2,213)
Stock repurchases	-	(707)
Net cash provided by financing activities	128,205	54,051

Net (decrease) in cash and due from banks	(1,262)	(2,560)

CASH AND DUE FROM BANKS
Beginning	24,819	34,617
Ending	$23,557	$32,057

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)
(in thousands)
Three Months Ended March 31, 2021 and 2020

	2021	2020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$1,576	$3,110
Income taxes	70	-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$10	$-

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.         Significant Accounting Policies

The consolidated financial statements for the three months ended March 31, 2021 and 2020 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. At March 31, 2021, Company management has performed a goodwill impairment assessment and determined goodwill was not impaired.

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

2.          Dividends

On April 14, 2021, the Company declared a cash dividend on its common stock, payable on May 14, 2021 to stockholders of record as of April 30, 2021, equal to $0.26 per share.

3. Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2021 and 2020 was 9,122,747 and 9,219,195, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

4.         Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2020.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2021 and December 31, 2020 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2021

U.S. government treasuries	$45,701	$45,701	$-	$-
U.S. government agencies	109,101	-	109,101	-
U.S. government mortgage-backed securities	181,697	-	181,697	-
State and political subdivisions	262,479	-	262,479	-
Corporate bonds	73,366	-	73,366	-

	$672,344	$45,701	$626,643	$-

2020

U.S. government treasuries	$12,053	$12,053	$-	$-
U.S. government agencies	111,199	-	111,199	-
U.S. government mortgage-backed securities	150,195	-	150,195	-
State and political subdivisions	251,584	-	251,584	-
Corporate bonds	71,968	-	71,968	-

	$596,999	$12,053	$584,946	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of March 31, 2021 and December 31, 2020 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2021

Loans receivable	$8,899	$-	$-	$8,899
Other real estate owned	227	-	-	227

Total	$9,126	$-	$-	$9,126

2020

Loans receivable	$10,306	$-	$-	$10,306
Other real estate owned	218	-	-	218

Total	$10,524	$-	$-	$10,524

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	2021
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$8,899	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$227	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2020
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$10,306	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$218	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of March 31, 2021 and December 31, 2020 (in thousands):

		2021		2020
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$23,557	$23,557	$24,819	$24,819
Interest-bearing deposits	Level 1	227,159	227,159	166,704	166,704
Securities available-for-sale	See previous table	672,344	672,344	596,999	596,999
FHLB and FRB stock	Level 2	3,427	3,427	3,148	3,148
Loans receivable, net	Level 2	1,120,211	1,102,667	1,129,505	1,116,352
Loans held for sale	Level 2	598	598	1,621	1,621
Accrued income receivable	Level 1	10,014	10,014	11,143	11,143
Financial liabilities:
Deposits	Level 2	$1,842,755	$1,845,493	$1,716,446	$1,720,023
Securities sold under agreements to repurchase	Level 1	41,421	41,421	37,293	37,293
FHLB advances	Level 2	3,000	3,080	3,000	3,111
Accrued interest payable	Level 1	635	635	829	829

The methodologies used to determine fair value as of March 31, 2021 did not change from the methodologies described in the December 31, 2020 Annual Financial Statements.

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

6.         Debt Securities

The amortized cost of securities available-for-sale and their approximate fair values as of March 31, 2021 and December 31, 2020 are summarized below (in thousands):

2021:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$45,829	$285	$(413)	$45,701
U.S. government agencies	106,288	3,237	(424)	109,101
U.S. government mortgage-backed securities	181,313	2,225	(1,841)	181,697
State and political subdivisions	259,256	4,535	(1,312)	262,479
Corporate bonds	70,128	3,329	(91)	73,366
	$662,814	$13,611	$(4,081)	$672,344

2020:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$11,725	$328	$-	$12,053
U.S. government agencies	106,337	4,875	(13)	111,199
U.S. government mortgage-backed securities	146,889	3,337	(31)	150,195
State and political subdivisions	243,438	8,182	(36)	251,584
Corporate bonds	67,247	4,722	(1)	71,968
	$575,636	$21,444	$(81)	$596,999

The amortized cost and fair value of debt securities available-for-sale as of March 31, 2021, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$45,605	$45,892
Due after one year through five years	268,458	275,228
Due after five years through ten years	303,771	306,179
Due after ten years	44,980	45,045
Total	$662,814	$672,344

Securities with a carrying value of $203.4 million and $202.0 million at March 31, 2021 and December 31, 2020, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The proceeds, gains and losses for securities available-for-sale for the three months ended March 31, 2021 and 2020 are summarized below (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Proceeds from sales of securities available-for-sale	$-	$3,385
Gross realized gains on securities available-for-sale	-	386
Gross realized losses on securities available-for-sale	-	-

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
2021:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$36,924	$(413)	$-	$-	$36,924	$(413)
U.S. government agencies	20,716	(418)	875	(6)	21,591	(424)
U.S. government mortgage-backed securities	113,380	(1,841)	-	-	113,380	(1,841)
State and political subdivisions	73,842	(1,309)	503	(3)	74,345	(1,312)
Corporate bonds	3,337	(91)	-	-	3,337	(91)
	$248,199	$(4,072)	$1,378	$(9)	$249,577	$(4,081)

	Less than 12 Months		12 Months or More		Total
2020:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$6,016	$(7)	$896	$(6)	$6,912	$(13)
U.S. government mortgage-backed securities	5,097	(31)	-	-	5,097	(31)
State and political subdivisions	7,875	(34)	180	(2)	8,055	(36)
Corporate bonds	534	(1)	-	-	534	(1)
	$19,522	$(73)	$1,076	$(8)	$20,598	$(81)

Gross unrealized losses on debt securities totaled $4.1 million as of March 31, 2021. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

	2021	2020

Real estate - construction	$53,335	$45,497
Real estate - 1 to 4 family residential	206,993	213,562
Real estate - commercial	497,155	496,357
Real estate - agricultural	145,228	151,992
Commercial [1]	127,440	122,535
Agricultural	95,891	102,586
Consumer and other	13,919	15,048
	1,139,961	1,147,577
Less:
Allowance for loan losses	(16,907)	(17,215)
Deferred loan fees and costs, net [2]	(2,843)	(857)
Loans receivable, net	$1,120,211	$1,129,505

[1] Commercial loan portfolio includes $59.2 million and $50.9 million of Paycheck Protection Program ("PPP") loans as of March 31, 2021 and December 31, 2020, respectively.
[2] Deferred loan fees and costs, net includes $2.9 million and $0.9 million of net fees and costs related to the PPP loans as of March 31, 2021 and December 31, 2020, respectively.

The Paycheck Protection Program (PPP) was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA.

Activity in the allowance for loan losses, on a disaggregated basis, for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31, 2021
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2020	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215
Provision (credit) for loan losses	143	(431)	118	(97)	(79)	(82)	2	(426)
Recoveries of loans charged-off	-	263	1	-	1	-	4	269
Loans charged-off	-	(30)	-	-	(113)	-	(8)	(151)
Balance, March 31, 2021	$868	$2,383	$9,049	$1,498	$1,262	$1,614	$233	$16,907

	Three Months Ended March 31, 2020
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2019	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619
Provision for loan losses	80	214	1,220	237	212	337	16	2,316
Recoveries of loans charged-off	1	-	1	-	2	-	3	7
Loans charged-off	-	-	(31)	-	-	-	(2)	(33)
Balance, March 31, 2020	$753	$2,336	$6,552	$1,563	$1,672	$1,815	$218	$14,909

Allowance for loan losses disaggregated on the basis of impairment analysis method as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

2021		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$17	$1,486	$-	$-	$120	$33	$1,656
Collectively evaluated for impairment	868	2,366	7,563	1,498	1,262	1,494	200	15,251
Balance March 31, 2021	$868	$2,383	$9,049	$1,498	$1,262	$1,614	$233	$16,907

2020		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$150	$1,486	$-	$115	$40	$28	$1,819
Collectively evaluated for impairment	725	2,431	7,444	1,595	1,338	1,656	207	15,396
Balance December 31, 2020	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215

Loans receivable disaggregated on the basis of impairment analysis method as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

2021		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$167	$399	$10,157	$1,091	$817	$747	$46	$13,424
Collectively evaluated for impairment	53,168	206,594	486,998	144,137	126,623	95,144	13,873	1,126,537

Balance March 31, 2021	$53,335	$206,993	$497,155	$145,228	$127,440	$95,891	$13,919	$1,139,961

2020		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$167	$1,340	$10,258	$1,664	$940	$859	$45	$15,273
Collectively evaluated for impairment	45,330	212,222	486,099	150,328	121,595	101,727	15,003	1,132,304

Balance December 31, 2020	$45,497	$213,562	$496,357	$151,992	$122,535	$102,586	$15,048	$1,147,577

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

Impaired loans, on a disaggregated basis, as of March 31, 2021 and December 31, 2020 (in thousands):

	2021			2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$167	$167	$-	$167	$167	$-
Real estate - 1 to 4 family residential	306	360	-	416	475	-
Real estate - commercial	141	168	-	242	578	-
Real estate - agricultural	1,091	1,140	-	1,664	1,698	-
Commercial	817	1,560	-	274	318	-
Agricultural	343	533	-	377	542	-
Consumer and other	4	5	-	8	10	-
Total loans with no specific reserve:	2,869	3,933	-	3,148	3,788	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	93	98	17	924	1,278	150
Real estate - commercial	10,016	10,157	1,486	10,016	10,157	1,486
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	666	1,247	115
Agricultural	404	411	120	482	484	40
Consumer and other	42	44	33	37	39	28
Total loans with specific reserve:	10,555	10,710	1,656	12,125	13,205	1,819

Total
Real estate - construction	167	167	-	167	167	-
Real estate - 1 to 4 family residential	399	458	17	1,340	1,753	150
Real estate - commercial	10,157	10,325	1,486	10,258	10,735	1,486
Real estate - agricultural	1,091	1,140	-	1,664	1,698	-
Commercial	817	1,560	-	940	1,565	115
Agricultural	747	944	120	859	1,026	40
Consumer and other	46	49	33	45	49	28

	$13,424	$14,643	$1,656	$15,273	$16,993	$1,819

Average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$167	$-	$-	$-
Real estate - 1 to 4 family residential	361	-	283	-
Real estate - commercial	192	297	5,351	-
Real estate - agricultural	1,378	25	439	6
Commercial	546	-	437	-
Agricultural	360	13	2,979	-
Consumer and other	6	-	44	-
Total loans with no specific reserve:	3,010	335	9,533	6

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	509	-	919	-
Real estate - commercial	10,016	-	488	-
Real estate - agricultural	-	-	-	-
Commercial	333	-	84	-
Agricultural	443	-	228	-
Consumer and other	40	-	-	-
Total loans with specific reserve:	11,341	-	1,719	-

Total
Real estate - construction	167	-	-	-
Real estate - 1 to 4 family residential	870	-	1,202	-
Real estate - commercial	10,208	297	5,839	-
Real estate - agricultural	1,378	25	439	6
Commercial	879	-	521	-
Agricultural	803	13	3,207	-
Consumer and other	46	-	44	-

	$14,351	$335	$11,252	$6

The interest foregone on nonaccrual loans for the three months ended March 31, 2021 and 2020 was approximately $199 thousand and $189 thousand, respectively.

Nonaccrual loans at March 31, 2021 and December 31, 2020 were $13.4 million and $15.3 million, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $10.5 million as of March 31, 2021, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $11.3 million as of December 31, 2020, all of which were included in impaired and nonaccrual loans.

The Company’s TDR, on a disaggregated basis, occurring in the three months ended March 31, 2021 and 2020, is as follows (dollars in thousands):

	Three Months Ended March 31,
	2021			2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	2	153	153	-	-	-
Real estate - commercial	-	-	-	1	184	184
Real estate - agricultural	-	-	-	-	-	-
Commercial	1	58	58	1	61	61
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	3	$211	$211	2	$245	$245

During the three months ended March 31, 2021, the Company granted concessions to two borrowers facing financial difficulties which were unrelated to COVID-19. The loans were restructured for an extended maturity without principal reductions or an amortization period longer than a typical loan. During the three months ended March 31, 2020, the Company granted concessions to two related borrowers in the hospitality industry that are facing financial difficulties. One loan was secured by commercial real estate and the second loan was secured by a commercial operating note. Payments on these loans were deferred for six months and the interest rate was reduced below the market interest rate.

There were no TDR loans that were modified during the three months ended March 31, 2021 and twelve months ended March 31, 2021 that had payment defaults. The Company considers TDR loans to have payment default when it is past due 60 days or more.

There were $262 thousand of net recoveries and $16 thousand of net charge-offs related to TDRs for the three months ended March 31, 2021 and 2020, respectively. No additional specific reserve was provided for the three months ended March 31, 2021 and March 31, 2020.

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

As of March 31, 2021, the Company had five COVID-19 related loan modifications still in the modification period with a total outstanding principal balance of $15.4 million. Modified loans continue to accrue interest and are evaluated for past due status based on the revised payment terms.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2021 and December 31, 2020, is as follows (in thousands):

2021		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$26	$167	$193	$53,142	$53,335	$-
Real estate - 1 to 4 family residential	1,223	104	1,327	205,666	206,993	5
Real estate - commercial	117	-	117	497,038	497,155	-
Real estate - agricultural	622	592	1,214	144,014	145,228	-
Commercial	203	552	755	126,685	127,440	-
Agricultural	158	382	540	95,351	95,891	-
Consumer and other	9	18	27	13,892	13,919	-

	$2,358	$1,815	$4,173	$1,135,788	$1,139,961	$5

2020		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$169	$167	$336	$45,161	$45,497	$-
Real estate - 1 to 4 family residential	1,523	176	1,699	211,863	213,562	6
Real estate - commercial	152	56	208	496,149	496,357	-
Real estate - agricultural	574	1,618	2,192	149,800	151,992	-
Commercial	283	3	286	122,249	122,535	3
Agricultural	79	458	537	102,049	102,586	30
Consumer and other	18	16	34	15,014	15,048	-

	$2,798	$2,494	$5,292	$1,142,285	$1,147,577	$39

The credit risk profile by internally assigned grade, on a disaggregated basis, as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

2021	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$48,042	$352,434	$112,595	$109,898	$77,925	$700,894
Watch	3,773	84,589	25,420	13,057	16,316	143,155
Special Mention	1,353	22,396	173	42	-	23,964
Substandard	-	27,579	5,949	3,626	903	38,057
Substandard-Impaired	167	10,157	1,091	817	747	12,979

	$53,335	$497,155	$145,228	$127,440	$95,891	$919,049

2020	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$39,980	$346,591	$110,925	$101,858	$80,075	$679,429
Watch	5,350	88,113	33,144	15,897	20,793	163,297
Special Mention	-	23,753	175	52	-	23,980
Substandard	-	27,642	6,084	3,788	859	38,373
Substandard-Impaired	167	10,258	1,664	940	859	13,888

	$45,497	$496,357	$151,992	$122,535	$102,586	$918,967

The credit risk profile based on payment activity, on a disaggregated basis, as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

2021	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$206,587	$13,873	$220,460
Non-performing	406	46	452

	$206,993	$13,919	$220,912

2020	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$212,282	$15,003	$227,285
Non-performing	1,280	45	1,325

	$213,562	$15,048	$228,610

8.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at March 31, 2021 and December 31, 2020 (in thousands):

	2021		2020
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$3,633	$6,411	$3,493
Customer list	535	340	535	320

Total	$6,946	$3,973	$6,946	$3,813

The weighted average life of the intangible assets is approximately 4 years as of March 31, 2021 and December 31, 2020.

The following sets forth the activity related to the intangible assets for the three months ended March 31, 2021 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2021	2020

Beginning intangible assets, net	$3,133	$3,959
Amortization	(160)	(217)

Ending intangible assets, net	$2,973	$3,742

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2021	$468
2022	574
2023	502
2024	337
2025	300
2026	268
After	524

Total	$2,973

9.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of March 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Securities sold under agreements to repurchase:
U.S. government treasuries	$2,060	$2,069
U.S. government agencies	36,445	39,362
U.S. government mortgage-backed securities	14,651	14,320

Total pledged collateral	$53,156	$55,751

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

10.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since December 31, 2020 is due primarily to the decrease in the unrealized gains on investment securities.

11.	Regulatory Matters

On March 31, 2020, the Banks qualified for and elected to use the community bank leverage ratio (CBLR) framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. On January 1, 2021 the CBLR increased to 8.5% for the calendar year and will again increase to 9% beginning January 1, 2022. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. If an electing banking organization fails to satisfy one or more of the qualifying criteria but maintains a leverage ratio of greater than 8%, that banking organization would have a “grace period” of up to two quarters during which it could continue to use the community bank leverage ratio framework and be deemed to meet the “well capitalized” capital ratio requirements. As long as the banking organization is able to return to compliance with all the qualifying criteria within two quarters, it continues to be deemed to meet the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule. State Bank & Trust was below 8.5% but greater than 8% as of March 31, 2021 and has a grace period of two quarters to return to compliance with all qualifying criteria of the CBLR.

The Company and the Banks’ capital amounts and ratios as of March 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

			To Be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio

As of March 31, 2021:
Community Bank Leverage Ratio:
(Tier 1 capital to average assets for leverage ratio):
Boone Bank & Trust	$14,162	9.4%	$12,790	8.5%
First National Bank	88,178	8.5	88,123	8.5
Iowa State Savings Bank	21,947	9.3	20,057	8.5
Reliance State Bank	23,671	9.1	22,015	8.5
State Bank & Trust	17,292	8.4	17,485	8.5
United Bank & Trust	10,727	9.1	9,972	8.5

			To Be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio

As of December 31, 2020:
Community Bank Leverage Ratio:
(Tier 1 capital to average assets for leverage ratio):
Boone Bank & Trust	$13,967	9.2%	$12,170	8.0%
First National Bank	86,071	8.6	80,393	8.0
Iowa State Savings Bank	21,610	9.4	18,321	8.0
Reliance State Bank	23,278	9.4	19,741	8.0
State Bank & Trust	16,564	8.5	15,657	8.0
United Bank & Trust	10,539	9.2	9,180	8.0

12.	Subsequent Events

On April 14, 2021, the board of directors of the Company declared a cash dividend and authorized a stock repurchase program.

On April 16, 2021, the Company entered into a commitment with a contractor to build a new branch in West Des Moines, Iowa for $1.7 million.

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after March 31, 2021, but prior to May 4, 2021, that provided additional evidence about conditions that existed at March 31, 2021. There were no other significant events or transactions that provided evidence about conditions that did not exist at March 31, 2021.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs sixteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 257 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $6.0 million, or $0.66 per share, for the three months ended March 31, 2021, compared to net income of $3.6 million, or $0.39 per share, for the three months ended March 31, 2020. The increase in earnings is primarily the result of a decrease in provision for loan losses compared to the prior year due primarily to the onset of the COVID-19 pandemic in 2020 and a reduction in interest expense due to declines in market interest rates.

Net loan recoveries totaled $118 thousand for the three months ended March 31, 2021 compared to net loan charge offs of $26 thousand for the three months ended March 31, 2020. A (credit) for loan losses of ($426) thousand was recognized for the three months ended March 31, 2021 as compared to a $2.3 million provision for loan loss for the three months ended March 31, 2020. The provision for loan losses in 2020 was primarily due to the onset of the COVID-19 pandemic.

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

●    Asset Quality Review and Credit Risk Management

●    Liquidity and Capital Resources

●    Forward-Looking Statements and Business Risks

Challenges and COVID-19 Status, Risks and Uncertainties

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges. These challenges are addressed in the Company’s most recent Annual Report on Form 10-K filed on March 12, 2021.

The onset and continuation of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing our business and continuation of operations, including the following:

●

Although the economy has started to rebound from the depths of the economic slowdown associated with the pandemic, some of the Company’s customers may continue to experience decreased revenues, which may correlate to an inability to make timely loan payments or maintain payrolls. This, in turn, could adversely impact the revenues and earnings of the Company by, among other things, requiring further increases in the allowance for loan losses and increases in the level of charge-offs in the loan portfolio. Management may increase the allowance if the effects of the COVID-19 pandemic continue to negatively impact the loan portfolio;

●	Market interest rates remain at historic lows and if prolonged, could adversely affect our net interest income, net interest margin and earnings;

●

We may experience a slowdown in demand for our products and services as the effects of the pandemic continue to linger, including the demand for traditional loans, although we believe any decline experienced to date has largely been offset by the new volume of PPP loans under the CARES Act and other governmental programs established in response to the pandemic. We had 1,117 PPP loans with an aggregate outstanding balance of $59.2 million as of March 31, 2021;

●

As evidenced by the level of loans classified as substandard and watch as of March 31, 2021, we continue to experience a higher risk of delinquencies, defaults and foreclosures, as well as declining collateral values and further impairment of the ability of our borrowers to repay their loans, all of which may result in additional credit charges and other losses in our loan portfolio;

●

Throughout the COVID-19 pandemic we have been actively working with loan customers to evaluate prudent loan modification terms. As of March 31, 2021, approximately $15.4 million, or 1.35%, of loans were in payment deferral status under COVID-19 related modifications; and

●

In meeting our objective to maintain our capital levels and liquidity position through the COVID-19 pandemic, our Board of Directors may reduce or determine to altogether forego payment of future dividends in order to maintain and/or strengthen our capital and liquidity position.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 5,001 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months
	Ended	Years Ended December 31,
	March, 31,
	2021	2020		2019
	Company	Company	Industry*	Company	Industry*

Return on assets	1.19%	1.01%	0.72%	1.14%	1.29%

Return on equity	11.52%	9.48%	6.88%	9.48%	11.38%

Net interest margin	2.86%	3.13%	2.82%	3.21%	3.36%

Efficiency ratio	55.70%	55.83%	59.78%	58.51%	56.63%

Capital ratio	10.33%	10.66%	8.81%	12.05%	9.66%

*Latest available data

Key performances indicators include:

●    Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.19% and 0.81% for the three months ended March 31, 2021 and 2020, respectively. This ratio increase was primarily the result of a decrease in the provision for loan loss and a reduction in interest expense due to market rate decreases.

●    Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 11.52% and 7.44% for the three months ended March 31, 2021 and 2020, respectively. This ratio increase was primarily the result of a decrease in the provision for loan loss and a reduction in interest expense due to market rate decreases.

●    Net Interest Margin

The net interest margin for the three months ended March 31, 2021 and 2020 was 2.86% and 3.18%, respectively. The ratio is calculated by dividing tax equivalent net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●    Efficiency Ratio

This ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 55.70% and 57.73% for the three months ended March 31, 2021 and 2020, respectively. The efficiency ratio has slightly improved compared to the prior quarter last year.

●    Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 10.33% as of March 31, 2021 is significantly higher than the industry average of 8.81% as of December 31, 2020.

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

Provisions for Credit Losses Decline to the Lowest Level Since Second Quarter 1995

With the improving economic outlook, provisions for credit losses decreased by $11.4 billion (76.5%) from a year ago to $3.5 billion, the lowest level since second quarter 1995. The decline in provisions for credit losses was not broad-based, as less than one-third (31.2%) of all banks reported year-over-year declines. In the fourth quarter, 279 banks used the current expected credit losses (CECL) accounting standard and reported an aggregate $1.4 billion in provisions for credit losses, down $ 11.2 billion (88.9%) from a year ago. For non-CECL adopters, provisions for credit losses totaled $2.1 billion, down $186.6 million (8.2%) from a year ago.

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

Critical Accounting Policies

The discussion contained in this Item 2 and other disclosures included within this report are based, in part, on the Company’s audited December 31, 2020 consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At March 31, 2021, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. Goodwill may be impaired in the future if the effects of the COVID-19 pandemic negatively impacts our net income and fair value, particularly of our most recent acquisition. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

	Three Months Ended March 31,
	2021	2020
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$13,664	$13,046
Tax-equivalent adjustment (1)	225	241
Net interest income on an FTE basis (non-GAAP)	13,889	13,287
Average interest-earning assets	$1,941,859	$1,669,356
Net interest margin on an FTE basis (non-GAAP)	2.86%	3.18%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended March 31, 2021 and 2020

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2021 and 2020:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2021			2020

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$122,006	$1,712	5.61%	$85,400	$1,081	5.06%
Agricultural	92,362	989	4.28%	110,296	1,699	6.16%
Real estate	908,212	9,112	4.01%	862,650	9,557	4.43%
Consumer and other	14,172	171	4.83%	18,483	250	5.41%

Total loans (including fees)	1,136,752	11,984	4.22%	1,076,829	12,587	4.68%

Investment securities
Taxable	453,939	1,989	1.75%	303,865	1,821	2.40%
Tax-exempt (2)	162,496	1,069	2.63%	170,487	1,152	2.70%
Total investment securities	616,435	3,058	1.98%	474,352	2,973	2.51%

Interest-bearing deposits with banks and federal funds sold	188,672	178	0.38%	118,175	517	1.75%

Total interest-earning assets	1,941,859	$15,220	3.14%	1,669,356	$16,077	3.85%

Noninterest-earning assets	81,154			81,546

TOTAL ASSETS	$2,023,013			$1,750,902

(1) Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2021			2020

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,156,088	$479	0.17%	$955,890	$1,284	0.54%
Time deposits	252,035	815	1.29%	282,833	1,366	1.93%
Total deposits	1,408,123	1,294	0.37%	1,238,723	2,650	0.86%
Other borrowed funds	40,692	37	0.36%	50,190	139	1.11%

Total interest-bearing liabilities	1,448,815	1,331	0.37%	1,288,913	2,789	0.87%

Noninterest-bearing liabilities
Noninterest-bearing checking	354,595			260,092
Other liabilities	10,571			10,711

Stockholders' equity	209,032			191,186

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,023,013			$1,750,902

Net interest income (FTE)(3)		$13,889	2.86%		$13,288	3.18%

Spread Analysis (FTE)
Interest income/average assets	$15,220	3.01%		$16,077	3.67%
Interest expense/average assets	$1,331	0.26%		$2,789	0.64%
Net interest income/average assets	$13,889	2.75%		$13,288	3.04%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended March 31, 2021 and 2020, the Company's net interest margin adjusted for tax exempt income was 2.86% and 3.18%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2021 totaled $13.7 million compared to $13.0 million for the three months ended March 31, 2020.

For the three months ended March 31, 2021, interest income declined $840 thousand, or 5%, when compared to the same period in 2020. The reduction is primarily due to lower market interest rates, offset in part by an increase in the average balance of interest-earning assets, $840 thousand of fees recognized from Paycheck Protection Program (PPP) loans and $335 thousand of interest income recognized due to the payoff of nonaccrual loans.

Interest expense declined $1.5 million, or 52%, for the three months ended March 31, 2021 when compared to the same period in 2020. The lower interest expense for the period is primarily attributable to a decline in market interest rates and offset in part by increases in average deposit balances.

Provision (credit) for Loan Losses

A (credit) for loan losses of ($426) thousand was recognized for the three months ended March 31, 2021 as compared to a provision for loan losses of $2.3 million for the three months ended March 31, 2020. Net loan recoveries totaled $118 thousand for the three months ended March 31, 2021 compared to net loan charge offs of $26 thousand for the three months ended March 31, 2020. The (credit) for loan losses in 2021 was primarily due to loan recoveries, a reduction in a specific reserve due to the payoff of an impaired loan and lower loan balances from year-end. The provision for loan losses in 2020 was primarily due to the onset of the COVID-19 pandemic.

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2021 totaled $2.5 million as compared to $2.6 million for the three months ended March 31, 2020, a decrease of 5%. The lower level of noninterest income was primarily due to securities gains recognized in the first quarter of 2020 with no corresponding gains for the same period in 2021. The lower security gains were partially offset by an increase in gains on sale of residential loans held for sale from increased refinancing in a low interest rate environment.

Noninterest expense for the three months ended March 31, 2021 totaled $9.0 million compared to $9.1 million recorded for the three months ended March 31, 2020, a decrease of 1%. The decrease is primarily due to lower salaries and employee benefits and was partially offset by an increase in data processing costs. The decrease in salaries and employee benefits is due to a reduction in the number of personnel and increased deferred loan costs associated with PPP loan volume, offset in part by normal salary and benefit increases. The efficiency ratio was 55.7% for the first quarter of 2021 as compared to 57.7% in the first quarter of 2020.

Income Taxes

Income tax expense for the three months ended March 31, 2021 totaled $1.6 million compared to $756 thousand recorded for the three months ended March 31, 2020. The effective tax rate was 21% and 18% for the three months ended March 31, 2021 and 2020, respectively. The lower than expected tax rate in 2021 and 2020 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Balance Sheet Review

As of March 31, 2021, total assets were $2.1 billion, a $124.2 million increase compared to December 31, 2020. The increase is primarily due to investment securities, PPP and commercial real estate loans, and growth in interest-bearing deposits in financial institutions. This increase in assets was funded by growth in our deposits due in part to federal government stimulus programs and a lack of other desirable fixed income alternatives for our customers.

Investment Portfolio

The investment portfolio totaled $672.3 million as of March 31, 2021, an increase of $75.3 million from the December 31, 2020 balance of $597.0 million. The increase in securities available-for-sale is primarily due to purchases of treasuries and mortgage-backed securities as deposit growth was greater than loan growth.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of March 31, 2021, gross unrealized losses of $4.1 million, are considered to be temporary in nature due to the interest rate environment and other general economic factors. As a result of the economic slowdown resulting from the COVID-19 pandemic, certain bonds in the investment portfolio may become other-than-temporarily impaired and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have other-than-temporary impairment as of March 31, 2021.

At March 31, 2021, the Company’s investment securities portfolio included securities issued by 296 government municipalities and agencies located within 26 states with a fair value of $262.5 million. At December 31, 2020, the Company’s investment securities portfolio included securities issued by 279 government municipalities and agencies located within 24 states with a fair value of $251.6 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Storm Lake, Iowa, general obligation bonds with a fair value of $8.1 million (approximately 3.1% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of March 31, 2021; the bonds are repayable from the levy of continuing annual tax on all the taxable property within the territory of the city of Storm Lake.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of March 31, 2021 and December 31, 2020 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2021		2020
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$71,608	$72,697	$69,943	$72,442
Nebraska	15,015	14,899	15,019	15,446
Texas	12,251	12,613	11,253	11,927
Washington	10,199	10,407	7,329	7,702
Oregon	6,786	6,919	6,783	7,047
Other (2021: 15 states; 2020: 13 states)	29,931	30,188	25,231	25,942

Total general obligation bonds	$145,790	$147,723	$135,558	$140,506

Revenue bonds:
Iowa	$66,182	$66,943	$65,461	$67,048
Texas	10,560	10,814	8,625	9,189
Nebraska	8,547	8,413	6,588	6,753
Washington	5,543	5,471	5,548	5,642
Other (2021: 17 states; 2020: 16 states)	22,634	23,115	21,658	22,446

Total revenue bonds	$113,466	$114,756	$107,880	$111,078

Total obligations of states and political subdivisions	$259,256	$262,479	$243,438	$251,584

As of March 31, 2021 and December 31, 2020, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 6 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2021		2020
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$33,297	$33,573	$32,654	$33,380
Water	21,903	22,303	21,934	22,660
College and universities, primarily dormitory revenues	12,921	13,161	11,332	11,810
Sewer	11,293	11,370	11,302	11,724
Leases	8,998	9,122	7,050	7,253
Electric power & light revenues	7,068	7,200	7,075	7,279
Other	17,986	18,027	16,533	16,972

Total revenue bonds by revenue source	$113,466	$114,756	$107,880	$111,078

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $1.12 billion and $1.13 billion as of March 31, 2021 and December 31, 2020, respectively. The decrease in loans was primarily due to the agriculture loan portfolios, offset in part by growth in the commercial real estate loan portfolio. The Company continues to issue government guaranteed loans under the Paycheck Protection Program (“PPP”). The PPP loans totaled $59.2 million as of March 31, 2021. The PPP loans bear an interest rate of 1.0% and generally have a two to five year maturity. The Small Business Administration has provided fees to financial institutions to originate the PPP loans with recognition of the fees over the life of the loans. The Company has $2.9 million of unrecognized PPP loan fees and costs as of March 31, 2021. Management expects most of these loans to be forgiven and the fees and costs associated with these loans will be accelerated into interest income.

Deposits

Deposits totaled $1.84 billion and $1.72 billion as of March 31, 2021 and December 31, 2020, respectively. The change in deposits since December 31, 2020 was primarily due to increases in account balances of retail, commercial, and public funds. Balance fluctuations were primarily due to government stimulus programs and normal customer activity, as customers’ liquidity needs vary at any given time. Funds disbursed under the PPP program were deposited into customer accounts and may impact overall deposit fluctuations as customers spend those funds according to the PPP guidelines. Deposit levels may be impacted in future periods by additional government stimulus or distressed economic conditions.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2020.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2021 totaled $1.12 billion compared to $1.13 billion as of December 31, 2020. Net loans comprise 53% of total assets as of March 31, 2021. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.18% at March 31, 2021, as compared to 1.33% at December 31, 2020. The decrease in the level of problem loans is due primarily to payoffs of nonaccrual loans in the first quarter of 2021. The Company’s level of problem loans as a percentage of total loans at March 31, 2021 of 1.18% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of December 31, 2020, of 0.66%, most recent available.

Impaired loans totaled $13.4 million as of March 31, 2021 and have decreased $1.9 million as compared to the impaired loans of $15.3 million as of December 31, 2020. The decrease is primarily due to payoffs of nonaccrual loans in the first quarter of 2021.

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

The Company had TDRs of $10.5 million as of March 31, 2021 and $11.3 million as of December 31, 2020, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. No additional specific reserve was provided for the three months ended March 31, 2021 and 2020. The Company had $262 thousand and $16 thousand of charge-offs for TDR’s for the three months ended March 31, 2021 and 2020, respectively. The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans are on nonaccrual.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of March 31, 2021, nonaccrual loans totaled $13.4 million and there were $5 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $15.3 million and loans past due 90 days and still accruing totaled $39 thousand as of December 31, 2020. The decrease in nonaccrual loans is due primarily to payoffs of nonaccrual loans. Real estate owned totaled $227 thousand and $218 thousand as of March 31, 2021 and December 31, 2020, respectively.

The agricultural real estate and agricultural operating loan portfolio classifications remain elevated. The watch and special mention loans in these categories totaled $41.9 million as of March 31, 2021 as compared to $54.1 million as of December 31, 2020. This decrease is generally due to payments received from various agricultural customers. The substandard and impaired loans in these categories totaled $8.7 million and $9.5 million as of March 31, 2021 and December 31, 2020, respectively.

The watch and special mention loans classified as commercial real estate totaled $107.0 million as of March 31, 2021 as compared to $111.9 million as of December 31, 2020. The substandard and impaired commercial real estate loans totaled $37.7 million and $37.9 million as of March 31, 2021 and December 31, 2020, respectively.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2021 was 1.48%, as compared to 1.50% at December 31, 2020. The allowance for loan losses totaled $16.9 million and $17.2 million as of March 31, 2021 and December 31, 2020, respectively. PPP loans are government guaranteed and the impact on the allowance for loan loss was not significant.

The allowance for loan losses is management’s best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower, a realistic determination of value and adequacy of underlying collateral, the condition of the local economy and the condition of the specific industry of the borrower, an analysis of the levels and trends of loan categories and a review of delinquent and classified loans. The decrease in the allowance for loan losses is mainly due to net loan recoveries, a reduction in a specific reserve, and lower loan balances from year-end. Additional increases in the allowance for loan losses are possible if the effects of the COVID-19 conditions negatively impacts our loan portfolio. These increases may be due to increased charge-offs or an increase in the qualitative factors. The qualitative factors are considered as a part of our allowance for loan loss calculation and may deteriorate if the economic effects of COVID-19 worsen in the State of Iowa and a resumption to typical social and economic activity is delayed.

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

As of March 31, 2021, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions and federal funds sold as of March 31, 2021 and December 31, 2020 totaled $250.7 million and $191.5 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of March 31, 2021 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $226.2 million, with $3.0 million of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $108.1 million, with no outstanding federal fund purchase balances as of March 31, 2021. The Company had securities sold under agreements to repurchase totaling $41.4 million as of March 31, 2021.

Total investments as of March 31, 2021 were $672.3 million compared to $597.0 million as of December 31, 2020. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2021.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2021 totaled $9.4 million compared to $11.7 million for the three months ended March 31, 2020, a decrease of $2.3 million.

Net cash used in investing activities for the three months ended March 31, 2021 was $138.9 million compared to $68.3 million for the three months ended March 31, 2020. The increase of $70.6 million in cash used in investing activities was primarily due to purchases of investments and an increase in interest-bearing deposits in financial institutions and federal funds sold, offset in part by a decrease in loans.

Net cash provided by financing activities for the three months ended March 31, 2021 totaled $128.2 million compared to $54.1 million for the three months ended March 31, 2020. The increase in cash provided by financing activities of $74.1 million was primarily due to an increase in deposits. As of March 31, 2021, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $2.4 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $2.4 million as of March 31, 2021.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

On April 16, 2021, the Company entered into a commitment with a contractor to build a new branch in West Des Moines, Iowa for $1.7 million. No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of March 31, 2021 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2021 totaled $204.4 million and was $5.1 million lower than the $209.5 million recorded as of December 31, 2020. The decrease in stockholders’ equity was primarily due a decrease in other comprehensive income and dividends declared, offset in part by net income. The decrease in other comprehensive income is created by higher market interest rates compared to December 31, 2020, which resulted in lower fair values in the securities available-for-sale portfolio. At March 31, 2021 and December 31, 2020, stockholders’ equity as a percentage of total assets was 9.7% and 10.6%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of March 31, 2021.

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

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2021 changed significantly when compared to 2020. Uncertainty due to the federal governmental actions stemming from reactions to the COVID-19 pandemic, may cause market interest rates to deviate from historical norms.

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

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the SEC on March 12, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In April, 2021, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE:	May 4, 2021	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President

By: /s/ John L. Pierschbacher

John L. Pierschbacher, Chief Financial Officer