Form 10-Q
period 2021-06-30
AMES NATIONAL CORP
filed 2021-08-05
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, there were 9,122,747 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
ASSETS	2021	2020
	(unaudited)	(audited)
Cash and due from banks	$24,890	$24,819
Interest-bearing deposits in financial institutions and federal funds sold	141,282	166,704
Securities available-for-sale	740,102	596,999
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,427	3,148
Loans receivable, net	1,124,435	1,129,505
Loans held for sale	311	1,621
Bank premises and equipment, net	16,925	17,340
Accrued income receivable	9,596	11,143
Bank-owned life insurance	2,950	2,916
Deferred income taxes, net	323	-
Intangible assets, net	2,813	3,133
Goodwill	12,424	12,424
Other assets	5,982	5,896

Total assets	$2,085,460	$1,975,648

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$375,735	$349,500
Interest-bearing checking	564,268	528,796
Savings and money market	658,482	581,224
Time, $250 and over	49,430	60,019
Other time	183,484	196,907
Total deposits	1,831,399	1,716,446

Securities sold under agreements to repurchase	33,268	37,293
FHLB advances	3,000	3,000
Deferred income taxes, net	-	1,731
Accrued expenses and other liabilities	7,671	7,691
Total liabilities	1,875,338	1,766,161

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,122,747 as of June 30, 2021 and December 31, 2020	18,245	18,245
Additional paid-in capital	17,002	17,002
Retained earnings	165,466	158,217
Accumulated other comprehensive income	9,409	16,023
Total stockholders' equity	210,122	209,487

Total liabilities and stockholders' equity	$2,085,460	$1,975,648

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Interest and dividend income:
Loans, including fees	$12,127	$12,570	$24,111	$25,157
Securities:
Taxable	2,212	1,918	4,201	3,739
Tax-exempt	823	954	1,667	1,864
Other interest and dividend income	169	196	347	713
Total interest income	15,331	15,638	30,326	31,473

Interest expense:
Deposits	1,124	1,898	2,418	4,548
Other borrowed funds	35	60	72	199
Total interest expense	1,159	1,958	2,490	4,747

Net interest income	14,172	13,680	27,836	26,726

Provision (credit) for loan losses	(20)	1,567	(446)	3,883

Net interest income after provision (credit) for loan losses	14,192	12,113	28,282	22,843

Noninterest income:
Wealth management income	1,145	909	2,077	1,771
Service fees	347	305	680	746
Securities gains, net	-	44	-	430
Gain on sale of loans held for sale	380	572	884	839
Merchant and card fees	556	410	1,020	836
Other noninterest income	208	188	481	437
Total noninterest income	2,636	2,428	5,142	5,059

Noninterest expense:
Salaries and employee benefits	5,772	5,813	11,279	11,588
Data processing	1,310	1,336	2,682	2,527
Occupancy expenses, net	639	657	1,367	1,348
FDIC insurance assessments	148	50	287	50
Professional fees	515	397	911	741
Business development	254	182	491	446
Intangible asset amortization	160	217	320	434
New market tax credit projects amortization	159	146	319	291
Other operating expenses, net	457	301	764	724
Total noninterest expense	9,414	9,099	18,420	18,149

Income before income taxes	7,414	5,442	15,004	9,753

Provision for income taxes	1,535	1,015	3,102	1,771

Net income	$5,879	$4,427	$11,902	$7,982

Basic and diluted earnings per share	$0.64	$0.49	$1.30	$0.87

Dividends declared per share	$0.26	$-	$0.51	$0.25

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income	$5,879	$4,427	$11,902	$7,982
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	3,015	12,730	(8,818)	13,600
Less: reclassification adjustment for gains realized in net income	-	44	-	430
Other comprehensive income (loss), before tax	3,015	12,686	(8,818)	13,170
Tax effect related to other comprehensive income (loss)	(753)	(3,171)	2,204	(3,292)
Other comprehensive income (loss), net of tax	2,262	9,515	(6,614)	9,878
Comprehensive income	$8,141	$13,942	$5,288	$17,860

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share data)

Three and Six Months Ended June 30, 2021 and 2020

					Accumulated
					Other
					Comprehensive	Total
	Common Stock		Additional Paid-	Retained	Income, Net of	Stockholders'
	Shares	Amount	in Capital	Earnings	Taxes	Equity

Balance, March 31, 2020	9,188,594	$18,377	$18,156	$147,483	$4,478	$188,494
Net income	-	-	-	4,427	-	4,427
Other comprehensive income	-	-	-	-	9,515	9,515
Repurchase and retirement of stock	(65,847)	(132)	(1,154)	-	-	(1,286)
Balance, June 30, 2020	9,122,747	$18,245	$17,002	$151,910	$13,993	$201,150

Balance, March 31, 2021	9,122,747	$18,245	$17,002	$161,959	$7,147	$204,353
Net income	-	-	-	5,879	-	5,879
Other comprehensive income	-	-	-	-	2,262	2,262
Cash dividends declared, $0.26 per share	-	-	-	(2,372)	-	(2,372)
Balance, June 30, 2021	9,122,747	$18,245	$17,002	$165,466	$9,409	$210,122

					Accumulated Other Comprehensive	Total
	Common Stock		Additional Paid-	Retained	Income (Loss),	Stockholders'
	Shares	Amount	in Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2019	9,222,747	$18,445	$18,794	$146,225	$4,115	$187,579
Net income	-	-	-	7,982	-	7,982
Other comprehensive income	-	-	-	-	9,878	9,878
Repurchase and retirement of stock	(100,000)	(200)	(1,792)	-	-	(1,992)
Cash dividends declared, $0.25 per share	-	-	-	(2,297)	-	(2,297)
Balance, June 30, 2020	9,122,747	$18,245	$17,002	$151,910	$13,993	$201,150

Balance, December 31, 2020	9,122,747	$18,245	$17,002	$158,217	$16,023	$209,487
Net income	-	-	-	11,902	-	11,902
Other comprehensive (loss)	-	-	-	-	(6,614)	(6,614)
Cash dividends declared, $0.51 per share	-	-	-	(4,653)	-	(4,653)
Balance, June 30, 2021	9,122,747	$18,245	$17,002	$165,466	$9,409	$210,122

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Six Months Ended June 30, 2021 and 2020

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,902	$7,982
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(446)	3,883
Provision (credit) for off-balance sheet commitments	(3)	41
Amortization of securities, available-for-sale, loans and deposits, net	1,167	252
Amortization of intangible assets	320	434
Depreciation	688	712
Deferred income taxes	151	(947)
Securities (gains), net	-	(430)
(Gain) on sales of loans held for sale	(884)	(839)
Proceeds from loans held for sale	39,161	41,226
Originations of loans held for sale	(36,967)	(39,643)
Loss on sale and disposal of premises and equipment, net	13	-
Amortization of investment in New Markets Tax Credit projects	319	291
Impairment of other real estate owned	81	-
(Gain) on sale of other real estate owned, net	-	(22)
Change in assets and liabilities:
Decrease in accrued income receivable	1,547	987
Decrease in other assets	401	28
Increase (decrease) in accrued expenses and other liabilities	(18)	3,970
Net cash provided by operating activities	17,432	17,925

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(217,484)	(102,225)
Proceeds from sale of securities available-for-sale	-	5,463
Proceeds from maturities and calls of securities available-for-sale	63,971	75,572
Purchase of FHLB stock	(286)	(117)
Proceeds from the redemption of FHLB stock	7	101
Net (increase) decrease in interest-bearing deposits in financial institutions and federal funds sold	25,422	(37,043)
Net (increase) decrease in loans	5,262	(101,265)
Net proceeds from the sale of other real estate owned	-	3,405
Purchase of bank premises and equipment	(578)	(529)
Cash paid for bank acquired	-	(310)
Other	(35)	(36)
Net cash (used in) investing activities	(123,721)	(156,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	115,038	150,614
(Decrease) in securities sold under agreements to repurchase	(4,025)	(5,141)
Payments on FHLB borrowings	-	(2,000)
Dividends paid	(4,653)	(4,511)
Stock repurchases	-	(1,992)
Net cash provided by financing activities	106,360	136,970

Net increase (decrease) in cash and due from banks	71	(2,089)

CASH AND DUE FROM BANKS
Beginning	24,819	34,617
Ending	$24,890	$32,528

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)

(in thousands)

Six Months Ended June 30, 2021 and 2020

	2021	2020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash payments for:
Interest	$2,873	$5,260
Income taxes	2,823	676

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$560	$11

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and six months ended June 30, 2021 and 2020 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of May 31, 2020 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of June 30, 2021.

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

On July 14, 2021, the Company declared a cash dividend on its common stock, payable on August 13, 2021 to stockholders of record as of July 30, 2021, equal to $0.26 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2021 and 2020 was 9,122,747 and 9,128,848, respectively. The weighted average outstanding shares for the six months ended June 30, 2021 and 2020 were 9,122,747 and 9,174,021, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2021 and December 31, 2020 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2021

U.S. government treasuries	$100,547	$100,547	$-	$-
U.S. government agencies	116,358	-	116,358	-
U.S. government mortgage-backed securities	168,737	-	168,737	-
State and political subdivisions	275,205	-	275,205	-
Corporate bonds	79,255	-	79,255	-

	$740,102	$100,547	$639,555	$-

2020

U.S. government treasuries	$12,053	$12,053	$-	$-
U.S. government agencies	111,199	-	111,199	-
U.S. government mortgage-backed securities	150,195	-	150,195	-
State and political subdivisions	251,584	-	251,584	-
Corporate bonds	71,968	-	71,968	-

	$596,999	$12,053	$584,946	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of June 30, 2021 and December 31, 2020 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2021

Loans receivable	$8,751	$-	$-	$8,751
Other real estate owned	778	-	-	778

Total	$9,529	$-	$-	$9,529

2020

Loans receivable	$10,306	$-	$-	$10,306
Other real estate owned	218	-	-	218

Total	$10,524	$-	$-	$10,524

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	2021
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$8,751	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$778	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2020
	Estimated	Valuation	Unobservable Inputs	Range
	Fair Value	Techniques		(Average)

Loans receivable	$10,306	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$218	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of June 30, 2021 and December 31, 2020 (in thousands):

		2021		2020
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$24,890	$24,890	$24,819	$24,819
Interest-bearing deposits in financial institutions and federal funds sold	Level 1	141,282	141,282	166,704	166,704
Securities available-for-sale	See previous table	740,102	740,102	596,999	596,999
FHLB and FRB stock	Level 2	3,427	3,427	3,148	3,148
Loans receivable, net	Level 2	1,124,435	1,102,745	1,129,505	1,116,352
Loans held for sale	Level 2	311	311	1,621	1,621
Accrued income receivable	Level 1	9,596	9,596	11,143	11,143
Financial liabilities:
Deposits	Level 2	$1,831,399	$1,833,779	$1,716,446	$1,720,023
Securities sold under agreements to repurchase	Level 1	33,268	33,268	37,293	37,293
FHLB advances	Level 2	3,000	3,069	3,000	3,111
Accrued interest payable	Level 1	532	532	829	829

The methodologies used to determine fair value as of June 30, 2021 did not change from the methodologies described in the December 31, 2020 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of June 30, 2021 and December 31, 2020 are summarized below (in thousands):

2021:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$100,543	$382	$(378)	$100,547
U.S. government agencies	113,012	3,703	(357)	116,358
U.S. government mortgage-backed securities	168,068	2,013	(1,344)	168,737
State and political subdivisions	270,241	5,692	(728)	275,205
Corporate bonds	75,693	3,619	(57)	79,255
	$727,557	$15,409	$(2,864)	$740,102

2020:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$11,725	$328	$-	$12,053
U.S. government agencies	106,337	4,875	(13)	111,199
U.S. government mortgage-backed securities	146,889	3,337	(31)	150,195
State and political subdivisions	243,438	8,182	(36)	251,584
Corporate bonds	67,247	4,722	(1)	71,968
	$575,636	$21,444	$(81)	$596,999

The amortized cost and fair value of debt securities available-for-sale as of June 30, 2021, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$57,814	$58,258
Due after one year through five years	295,926	302,378
Due after five years through ten years	337,265	342,042
Due after ten years	36,552	37,424
Total	$727,557	$740,102

Securities with a carrying value of $199.1 million and $202.0 million at June 30, 2021 and December 31, 2020, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The proceeds and gains on securities available-for-sale for the three and six months ended June 30, 2021 and 2020 are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Proceeds from sales of securities available-for-sale	$-	$2,078	$-	$5,463
Gross realized gains on securities available-for-sale	-	44	-	430
Gross realized losses on securities available-for-sale	-	-	-	-

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
2021:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$56,269	$(378)	$-	$-	$56,269	$(378)
U.S. government agencies	24,179	(357)	-	-	24,179	(357)
U.S. government mortgage-backed securities	105,041	(1,344)	-	-	105,041	(1,344)
State and political subdivisions	57,806	(727)	181	(1)	57,987	(728)
Corporate bonds	4,320	(57)	-	-	4,320	(57)
	$247,615	$(2,863)	$181	$(1)	$247,796	$(2,864)

	Less than 12 Months		12 Months or More		Total
2020:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$6,016	$(7)	$896	$(6)	$6,912	$(13)
U.S. government mortgage-backed securities	5,097	(31)	-	-	5,097	(31)
State and political subdivisions	7,875	(34)	180	(2)	8,055	(36)
Corporate bonds	534	(1)	-	-	534	(1)
	$19,522	$(73)	$1,076	$(8)	$20,598	$(81)

Gross unrealized losses on debt securities totaled $2.9 million as of June 30, 2021. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

	2021	2020

Real estate - construction	$46,164	$45,497
Real estate - 1 to 4 family residential	226,683	213,562
Real estate - commercial	498,561	496,357
Real estate - agricultural	152,157	151,992
Commercial [1]	106,016	122,535
Agricultural	98,233	102,586
Consumer and other	15,622	15,048
	1,143,436	1,147,577
Less:
Allowance for loan losses	(16,893)	(17,215)
Deferred loan fees and costs, net [2]	(2,108)	(857)
Loans receivable, net	$1,124,435	$1,129,505

[1]	Commercial loan portfolio includes $37.6 million and $50.9 million of Paycheck Protection Program ("PPP") loans as of June 30, 2021 and December 31, 2020, respectively.
[2]	Deferred loan fees and costs, net includes $2.3 million and $0.9 million of fees, net of costs, related to the PPP loans as of June 30, 2021 and December 31, 2020, respectively.

The Paycheck Protection Program (PPP) was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and expanded by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, enacted December 27, 2020 and the American Rescue Plan Act, enacted March 11, 2021, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. The PPP is administered by the Small Business Administration (SBA). PPP loans may be forgiven by the SBA and are 100 percent guaranteed by the SBA.

Activity in the allowance for loan losses, on a disaggregated basis, for the three months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30, 2021
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2021	$868	$2,383	$9,049	$1,498	$1,262	$1,614	$233	$16,907
Provision (credit) for loan losses	(130)	217	(161)	116	(123)	56	5	(20)
Recoveries of loans charged-off	-	3	1	-	1	5	3	13
Loans charged-off	-	-	-	-	-	-	(7)	(7)
Balance, June 30, 2021	$738	$2,603	$8,889	$1,614	$1,140	$1,675	$234	$16,893

	Six Months Ended June 30, 2021
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2020	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215
Provision (credit) for loan losses	13	(214)	(43)	19	(202)	(26)	7	(446)
Recoveries of loans charged-off	-	266	2	-	2	5	7	282
Loans charged-off	-	(30)	-	-	(113)	-	(15)	(158)
Balance, June 30, 2021	$738	$2,603	$8,889	$1,614	$1,140	$1,675	$234	$16,893

	Three Months Ended June 30, 2020
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2020	$753	$2,336	$6,552	$1,563	$1,672	$1,815	$218	$14,909
Provision for loan losses	96	183	724	150	366	15	33	1,567
Recoveries of loans charged-off	-	3	1	-	2	-	1	7
Loans charged-off	-	(17)	(413)	-	(46)	-	(2)	(478)
Balance, June 30, 2020	$849	$2,505	$6,864	$1,713	$1,994	$1,830	$250	$16,005

	Six Months Ended June 30, 2020
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2019	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619
Provision (credit) for loan losses	176	397	1,944	387	578	352	49	3,883
Recoveries of loans charged-off	1	3	2	-	4	-	4	14
Loans charged-off	-	(17)	(444)	-	(46)	-	(4)	(511)
Balance, June 30, 2020	$849	$2,505	$6,864	$1,713	$1,994	$1,830	$250	$16,005

Allowance for loan losses disaggregated on the basis of impairment analysis method as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

2021		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$15	$1,486	$-	$-	$132	$28	$1,661
Collectively evaluated for impairment	738	2,588	7,403	1,614	1,140	1,543	206	15,232
Balance June 30, 2021	$738	$2,603	$8,889	$1,614	$1,140	$1,675	$234	$16,893

2020		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$150	$1,486	$-	$115	$40	$28	$1,819
Collectively evaluated for impairment	725	2,431	7,444	1,595	1,338	1,656	207	15,396
Balance December 31, 2020	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215

Loans receivable disaggregated on the basis of impairment analysis method as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

2021		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$953	$10,153	$628	$271	$650	$41	$12,696
Collectively evaluated for impairment	46,164	225,730	488,408	151,529	105,745	97,583	15,581	1,130,740

Balance June 30, 2021	$46,164	$226,683	$498,561	$152,157	$106,016	$98,233	$15,622	$1,143,436

2020		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$167	$1,340	$10,258	$1,664	$940	$859	$45	$15,273
Collectively evaluated for impairment	45,330	212,222	486,099	150,328	121,595	101,727	15,003	1,132,304

Balance December 31, 2020	$45,497	$213,562	$496,357	$151,992	$122,535	$102,586	$15,048	$1,147,577

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

Impaired loans, on a disaggregated basis, as of June 30, 2021 and December 31, 2020 (in thousands):

	2021			2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$167	$167	$-
Real estate - 1 to 4 family residential	932	995	-	416	475	-
Real estate - commercial	137	167	-	242	578	-
Real estate - agricultural	628	684	-	1,664	1,698	-
Commercial	271	302	-	274	318	-
Agricultural	312	504	-	377	542	-
Consumer and other	4	4	-	8	10	-
Total loans with no specific reserve:	2,284	2,656	-	3,148	3,788	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	21	21	15	924	1,278	150
Real estate - commercial	10,016	10,157	1,486	10,016	10,157	1,486
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	666	1,247	115
Agricultural	338	342	132	482	484	40
Consumer and other	37	39	28	37	39	28
Total loans with specific reserve:	10,412	10,559	1,661	12,125	13,205	1,819

Total
Real estate - construction	-	-	-	167	167	-
Real estate - 1 to 4 family residential	953	1,016	15	1,340	1,753	150
Real estate - commercial	10,153	10,324	1,486	10,258	10,735	1,486
Real estate - agricultural	628	684	-	1,664	1,698	-
Commercial	271	302	-	940	1,565	115
Agricultural	650	846	132	859	1,026	40
Consumer and other	41	43	28	45	49	28

	$12,696	$13,215	$1,661	$15,273	$16,993	$1,819

Average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$84	$-	$-	$-
Real estate - 1 to 4 family residential	619	11	164	-
Real estate - commercial	139	-	10,877	-
Real estate - agricultural	860	-	1,429	-
Commercial	544	-	468	2
Agricultural	328	1	2,092	-
Consumer and other	4	-	45	-
Total loans with no specific reserve:	2,578	12	15,075	2

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	57	-	1,031	-
Real estate - commercial	10,016	-	488	-
Real estate - agricultural	-	-	-	-
Commercial	-	-	710	-
Agricultural	371	-	495	-
Consumer and other	40	-	9	-
Total loans with specific reserve:	10,484	-	2,733	-

Total
Real estate - construction	84	-	-	-
Real estate - 1 to 4 family residential	676	11	1,195	-
Real estate - commercial	10,155	-	11,365	-
Real estate - agricultural	860	-	1,429	-
Commercial	544	-	1,178	2
Agricultural	699	1	2,587	-
Consumer and other	44	-	54	-

	$13,062	$12	$17,808	$2

	Six Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$111	$-	$-	$-
Real estate - 1 to 4 family residential	551	11	263	-
Real estate - commercial	173	297	7,279	-
Real estate - agricultural	1,128	25	980	6
Commercial	454	-	466	2
Agricultural	344	14	2,378	-
Consumer and other	5	-	31	-
Total loans with no specific reserve:	2,766	347	11,397	8

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	346	-	935	-
Real estate - commercial	10,016	-	325	-
Real estate - agricultural	-	-	-	-
Commercial	222	-	473	-
Agricultural	408	-	330	-
Consumer and other	39	-	6	-
Total loans with specific reserve:	11,031	-	2,069	-

Total
Real estate - construction	111	-	-	-
Real estate - 1 to 4 family residential	897	11	1,198	-
Real estate - commercial	10,189	297	7,604	-
Real estate - agricultural	1,128	25	980	6
Commercial	676	-	939	2
Agricultural	752	14	2,708	-
Consumer and other	44	-	37	-

	$13,797	$347	$13,466	$8

The interest foregone on nonaccrual loans for the three months ended June 30, 2021 and 2020 was approximately $170 thousand and $312 thousand, respectively. The interest foregone on nonaccrual loans for the six months ended June 30, 2021 and 2020 was approximately $369 thousand and $501 thousand, respectively.

Nonaccrual loans at June 30, 2021 and December 31, 2020 were $12.7 million and $15.3 million, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $10.8 million as of June 30, 2021, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $11.3 million as of December 31, 2020, all of which were included in impaired and nonaccrual loans.

The Company’s TDRs, on a disaggregated basis, occurring in the three and six months ended June 30, 2021 and 2020, were as follows (dollars in thousands):

Three Months Ended June 30,
	2021			2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	1	425	425	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	1	$425	$425	-	$-	$-

	Six Months Ended June 30,
	2021			2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	3	578	578	-	-	-
Real estate - commercial	-	-	-	1	184	184
Real estate - agricultural	-	-	-	-	-	-
Commercial	1	58	58	1	61	61
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	4	$636	$636	2	$245	$245

During the three months ended June 30, 2021, the Company granted concessions to one borrower facing financial difficulties which was unrelated to COVID-19. The loan was restructured with a lower interest rate and the amortization period was extended longer than a typical loan. During the three months ended June 30, 2020, the Company did not grant any concessions to borrowers that are facing financial difficulties. During the six months ended June 30, 2021, the Company granted concessions to three borrowers facing financial difficulties. The loans were restructured with a lower interest rate or amortization periods longer than a typical loan. During the six months ended June 30, 2020, the Company granted concessions to two borrowers facing financial difficulties. One loan was secured by commercial real estate and the second loan was secured by a commercial operating note. Payments on these loans were deferred for six months and the interest rate was reduced below the market interest rate.

There were no TDR loans that were modified during the six months ended June 30, 2021 and twelve months ended June 30, 2021 that had payment defaults. The Company considers TDR loans to have payment default when it is past due 60 days or more.

There were no net charge-offs and $16 thousand of net charge-offs related to TDRs for the three months ended June 30, 2021 and 2020, respectively. There were $262 thousand of net recoveries and $31 thousand of net charge-offs related to TDRs for the six months ended June 30, 2021 and 2020, respectively. No additional specific reserve was provided for the three and six months ended June 30, 2021 and 2020.

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

As of June 30, 2021, the Company had four COVID-19 related loan modifications still in the modification period with a total outstanding principal balance of $15.3 million. As of December 31, 2020, the Company had 24 COVID-19 related loan modifications still in the modification period with a total outstanding principal balance of $45.9 million. Modified loans continue to accrue interest and are evaluated for past due status based on the revised payment terms.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2021 and December 31, 2020, is as follows (in thousands):

2021		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$46,164	$46,164	$-
Real estate - 1 to 4 family residential	791	103	894	225,789	226,683	4
Real estate - commercial	2,525	-	2,525	496,036	498,561	-
Real estate - agricultural	577	-	577	151,580	152,157	-
Commercial	828	6	834	105,182	106,016	-
Agricultural	67	294	361	97,872	98,233	-
Consumer and other	23	5	28	15,594	15,622	-

	$4,811	$408	$5,219	$1,138,217	$1,143,436	$4

2020		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$169	$167	$336	$45,161	$45,497	$-
Real estate - 1 to 4 family residential	1,523	176	1,699	211,863	213,562	6
Real estate - commercial	152	56	208	496,149	496,357	-
Real estate - agricultural	574	1,618	2,192	149,800	151,992	-
Commercial	283	3	286	122,249	122,535	3
Agricultural	79	458	537	102,049	102,586	30
Consumer and other	18	16	34	15,014	15,048	-

	$2,798	$2,494	$5,292	$1,142,285	$1,147,577	$39

The credit risk profile by internally assigned grade, on a disaggregated basis, as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

2021	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$44,565	$360,863	$123,723	$92,810	$81,986	$703,947
Watch	246	77,746	21,918	8,520	14,842	123,272
Special Mention	1,353	22,315	171	1,336	-	25,175
Substandard	-	27,484	5,717	3,079	755	37,035
Substandard-Impaired	-	10,153	628	271	650	11,702

	$46,164	$498,561	$152,157	$106,016	$98,233	$901,131

2020	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$39,980	$346,591	$110,925	$101,858	$80,075	$679,429
Watch	5,350	88,113	33,144	15,897	20,793	163,297
Special Mention	-	23,753	175	52	-	23,980
Substandard	-	27,642	6,084	3,788	859	38,373
Substandard-Impaired	167	10,258	1,664	940	859	13,888

	$45,497	$496,357	$151,992	$122,535	$102,586	$918,967

The credit risk profile based on payment activity, on a disaggregated basis, as of June 30, 2021 and December 31, 2020 is as follows (in thousands):

2021	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$225,725	$15,581	$241,306
Non-performing	958	41	999

	$226,683	$15,622	$242,305

2020	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$212,282	$15,003	$227,285
Non-performing	1,280	45	1,325

	$213,562	$15,048	$228,610

8.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at June 30, 2021 and December 31, 2020 (in thousands):

	2021		2020
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$3,774	$6,411	$3,493
Customer list	535	359	535	320

Total	$6,946	$4,133	$6,946	$3,813

The weighted average remaining life of the intangible assets is approximately 4 years as of June 30, 2021 and December 31, 2020.

The following sets forth the activity related to the intangible assets for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Beginning intangible assets, net	$2,973	$3,742	$3,133	$3,959
Amortization	(160)	(217)	(320)	(434)

Ending intangible assets, net	$2,813	$3,525	$2,813	$3,525

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2021	$308
2022	574
2023	502
2024	337
2025	300
2026	268
After	524

Total	$2,813

9.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of June 30, 2021 and December 31, 2020 (in thousands):

	2021	2020
Securities sold under agreements to repurchase:
U.S. government treasuries	$2,049	$2,069
U.S. government agencies	36,612	39,362
U.S. government mortgage-backed securities	12,686	14,320

Total pledged collateral	$51,347	$55,751

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

10.	Borrowings

On June 11, 2021, the Company entered into a promissory note and line of credit agreement with an unaffiliated bank, providing for a five-year four million dollar line of credit facility. The Company had no outstanding borrowings on the line of credit as of June 30, 2021.

11.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since December 31, 2020 is due primarily to the decrease in the unrealized gains on investment securities.

12.	Commitments, Contingencies and Concentrations of Credit Risk

On April 16, 2021, the Company entered into a $1.7 million commitment with a contractor to build a new branch in West Des Moines, Iowa. The full commitment was remaining at June 30, 2021.

13.	Regulatory Matters

On March 31, 2020, the Banks qualified for and elected to use the community bank leverage ratio (CBLR) framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 8%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. On January 1, 2021 the CBLR increased to 8.5% for the calendar year and will again increase to 9% beginning January 1, 2022. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. If an electing banking organization fails to satisfy one or more of the qualifying criteria but maintains a leverage ratio of greater than 8%, that banking organization would have a “grace period” of up to two quarters during which it could continue to use the community bank leverage ratio framework and be deemed to meet the “well capitalized” capital ratio requirements. As long as the banking organization is able to return to compliance with all the qualifying criteria within two quarters, it continues to be deemed to meet the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule. State Bank & Trust was below 8.5% but greater than 8% as of June 30, 2021 and has until September 30, 2021 to return to compliance with all qualifying criteria of the CBLR. First National Bank was below 8.5% but greater than 8% as of June 30, 2021 and has until December 31, 2021 to return to compliance with all qualifying criteria of the CBLR.

The Company and the Banks’ capital amounts and ratios as of June 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

			To Be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio

As of June 30, 2021:
Community Bank Leverage Ratio:
(Tier 1 capital to average assets for leverage ratio):

Boone Bank & Trust	$14,345	9.0%	$13,542	8.5%
First National Bank	90,457	8.5	90,814	8.5
Iowa State Savings Bank	22,305	9.0	20,949	8.5
Reliance State Bank	24,146	9.0	22,885	8.5
State Bank & Trust	17,950	8.3	18,390	8.5
United Bank & Trust	10,720	8.8	10,355	8.5

			To Be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio

As of December 31, 2020:
Community Bank Leverage Ratio:
(Tier 1 capital to average assets for leverage ratio):

Boone Bank & Trust	$13,967	9.2%	$12,170	8.0%
First National Bank	86,071	8.6	80,393	8.0
Iowa State Savings Bank	21,610	9.4	18,321	8.0
Reliance State Bank	23,278	9.4	19,741	8.0
State Bank & Trust	16,564	8.5	15,657	8.0
United Bank & Trust	10,539	9.2	9,180	8.0

14.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after June 30, 2021, but prior to August 5, 2021, that provided additional evidence about conditions that existed at June 30, 2021. Except for dividends declared on July 14, 2021, there were no other significant events or transactions that provided evidence about conditions that did not exist at June 30, 2021.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs sixteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 254 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $5.9 million, or $0.64 per share, for the three months ended June 30, 2021, compared to net income of $4.4 million, or $0.49 per share, for the three months ended June 30, 2020. The increase in earnings is primarily the result of a decrease in provision for loan losses due to a higher level of provision in 2020 as a result of the onset of the COVID-19 pandemic and a reduction in interest expense due to declines in market interest rates.

Net loan recoveries totaled $6 thousand for the three months ended June 30, 2021 compared to net loan charge offs of $471 thousand for the three months ended June 30, 2020. A (credit) for loan losses of ($20) thousand was recognized for the three months ended June 30, 2021 as compared to a $1.6 million provision for loan loss for the three months ended June 30, 2020. The credit for loan losses was primarily due to improving economic conditions. The provision for loan losses in 2020 was primarily due to the onset of the COVID-19 pandemic.

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

The continuation of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing our business and continuation of operations, including the following:

●

Although the economy continues to rebound from the depths of the economic slowdown associated with the pandemic, some of the Company’s customers may continue to experience decreased revenues, which may correlate to an inability to make timely loan payments or maintain payrolls. This, in turn, could adversely impact the revenues and earnings of the Company by, among other things, requiring further increases in the allowance for loan losses and increases in the level of charge-offs in the loan portfolio. Management may increase the allowance if the effects of the COVID-19 pandemic negatively impact the loan portfolio;

●	Market interest rates remain at historic lows and if prolonged, could adversely affect our net interest income, net interest margin and earnings;

●

We may experience a slowdown in demand for our products and services as the effects of the pandemic continue to linger, including the demand for traditional loans, although we believe any decline experienced to date has largely been offset by the new volume of PPP loans under the CARES Act and other governmental programs established in response to the pandemic. We had 897 PPP loans with an aggregate outstanding balance of $37.6 million as of June 30, 2021;

●

As evidenced by the level of loans classified as substandard and watch as of June 30, 2021, we continue to experience a higher risk of delinquencies, defaults and foreclosures, as well as declining collateral values and further impairment of the ability of our borrowers to repay their loans, all of which may result in additional credit charges and other losses in our loan portfolio;

●

Throughout the COVID-19 pandemic we actively worked with loan customers to evaluate prudent loan modification terms. As of June 30, 2021, approximately $15.3 million, or 1.34%, of loans were in payment deferral status under COVID-19 related modifications; and

●

In meeting our objective to maintain our capital levels and liquidity position through the COVID-19 pandemic, our Board of Directors may reduce or determine to altogether forego payment of future dividends in order to maintain and/or strengthen our capital and liquidity position.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 4,978 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	6 Months			Years Ended December 31,
	Ended	Ended	3 Months Ended
	June 30, 2021		March 31, 2021		2020		2019
	Company		Company	Industry*	Company	Industry*	Company	Industry*

Return on assets	1.12%	1.16%	1.19%	1.38%	1.01%	0.72%	1.14%	1.29%

Return on equity	11.39%	11.46%	11.52%	13.73%	9.48%	6.88%	9.48%	11.38%

Net interest margin	2.84%	2.85%	2.86%	2.56%	3.13%	2.82%	3.21%	3.36%

Efficiency ratio	56.01%	55.86%	55.70%	59.96%	55.83%	59.78%	58.51%	56.63%

Capital ratio	9.84%	10.08%	10.33%	9.97%	10.66%	8.81%	12.05%	9.66%

*Latest available data

Key performances indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.12% and 0.94% for the three months ended June 30, 2021 and 2020, respectively. This ratio increase was primarily the result of a decrease in the provision for loan loss and a reduction in interest expense due to market rate decreases.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 11.39% and 9.09% for the three months ended June 30, 2021 and 2020, respectively. This ratio increase was primarily the result of a decrease in the provision for loan loss and a reduction in interest expense due to market rate decreases.

●	Net Interest Margin

The net interest margin for the three months ended June 30, 2021 and 2020 was 2.84% and 3.10%, respectively. The ratio is calculated by dividing tax equivalent net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 56.01% and 56.49% for the three months ended June 30, 2021 and 2020, respectively. The efficiency ratio has slightly improved compared to the same quarter last year.

●	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 9.84% as of June 30, 2021 is similar to the industry average of 9.97% as of March 31, 2021.

Industry Results:

The FDIC Quarterly Banking Profile reported the following results for the first quarter of 2021:

Quarterly Net Income More Than Tripled From the Year-Ago Quarter

Net income totaled $76.8 billion in first quarter 2021, an increase of $17.3 billion (29.1%) from fourth quarter 2020 and $58.3 billion (315.3%) from a year ago. Aggregate negative provision expense of $14.5 billion, which declined $17.7 billion from fourth quarter 2020, drove the improvement in net income from the previous quarter. Three-fourths of all banks (74.8%) reported higher quarterly net income compared with the year-ago quarter. The share of unprofitable institutions dropped from 7.4% a year ago to 3.9%. The banking industry reported an aggregate return on average assets ratio of 1.38%, up 1 percentage point from a year ago and 28 basis points from fourth quarter 2020.

Net Interest Margin Contracted Further to a New Record Low

The average net interest margin contracted 57 basis points from a year ago to 2.56%, the lowest level on record in the Quarterly Banking Profile (QBP). Net interest income declined $7.6 billion (5.6%) from first quarter 2020 as the year-over-year reduction in interest income (down $29.8 billion, or 17.6%) outpaced the decline in interest expense (down $22.2 billion, or 68.7%). Despite the aggregate decline in net interest income, more than three-fifths of all banks (64.4%) reported higher net interest income compared with a year ago. The average yield on earning assets declined 1.1% points from the year-ago quarter to 2.76%, while the average cost of funding earning assets declined 54 basis points to 0.20%, both of which are record lows.

More Than Two-Thirds of Banks Reported Higher Noninterest Income Year Over Year

More than two thirds of all banks (67.9%) reported an annual increase in noninterest income. Increased revenue from servicing fees, loan sales, and trading activities lifted noninterest income by $9.9 billion (14.8%) to $76.8 billion from a year ago. Servicing fee revenue increased $5.2 billion, net gains on loan sales increased $4.5 billion, and trading revenue increased $3.8 billion. A decline in “other noninterest income” of $4.3 billion (12.1%) partially offset the improvement in noninterest income from the year-ago quarter.

Noninterest Expense Declined From the Year-Ago Quarter

A decline in amortization expense of intangible assets drove a $4.1 billion (3.2%) reduction in total noninterest expense year over year. Amortization expense declined $8.4 billion (88.8%). An increase in salary and employee benefits (up $6.2 billion or 10.6%) offset the annual reduction in noninterest expense. Average assets per employee rose $1.1 million from a year ago to $10.9 million.

Nearly two-thirds of all banks (65.3%) reported higher noninterest expense year over year. However, the average efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income, which indicates the cost of generating bank income) during this period declined 2.7 percentage points to 60.5%. Banks in all QBP asset size groups reported improvements in this ratio.

Provisions for Credit Losses Were Negative for the First Time on Record

Provisions for credit losses (provisions) declined $17.7 billion (552.6%) from the previous quarter and $67.2 billion from the year-ago quarter to negative $14.5 billion, the lowest level on record. Less than one-fourth of all institutions (24.5%) reported higher provisions compared with the year-ago quarter. The number of banks that have adopted current expected credit loss (CECL) accounting rose by 41 to 320 from fourth quarter 2020. CECL adopters reported aggregate negative provisions of $14.9 billion in the first quarter, a reduction of $16.1 billion from the previous quarter and a reduction of $63.0 billion from one year ago. Provisions for banks that have not adopted CECL accounting totaled $391.4 million (a reduction of $1.7 billion from a quarter ago and $4.0 billion from one year ago).

The Coverage Ratio Remained Above the Financial Crisis Average

The allowance for loan and lease losses as a percentage of loans that are 90 days or more past due or in nonaccrual status (coverage ratio) declined 9.4% points to 174.2% from fourth quarter 2020. This ratio remains above the financial crisis average of 79.1%. Coverage ratios for banks in the largest two QBP asset size groups (“$10 billion to $250 billion” and “greater than $250 billion”) declined the most from fourth quarter 2020.

The Noncurrent Rate Declined Modestly From Fourth Quarter 2020

Loans and leases that were 90 days or more past due or in nonaccrual status (noncurrent loans and leases) declined $5.9 billion (4.6%) to $122.9 billion from fourth quarter 2020. The noncurrent rate for total loans and leases improved 5 basis points to 1.14% from the previous quarter. However, the noncurrent rate for construction and development loans increased 7 basis points from the previous quarter to 0.72%, and the noncurrent rate for home equity credit lines increased 5 basis points from the previous quarter to 2.17%.

Net Charge-Off Volume Declined From the Year-Ago Quarter

During the year ending first quarter 2021, net charge-offs declined $5.4 billion (36.8%), and the net charge-off rate fell 20 basis points to 0.34%, slightly above the record low of 0.32%. Reductions in charged-off credit card balances (down $3.3 billion, or 36.4%) and charged-off commercial and industrial (C&I) loans (down $1.2 billion, or 43.5%) contributed most to the decline.

Total Assets Increased From the Previous Quarter

Total assets increased $680.9 billion (3.1%) from fourth quarter 2020 to $22.6 trillion. Cash and balances due from depository institutions expanded $440.1 billion (13.8%), and securities rose a record $366.9 billion (7.2%). Mortgage-backed securities led the quarterly growth, rising $220.4 billion (7.2%), followed by growth in U.S. Treasury securities, which rose $110.7 billion (11.5%). Total loan and lease volume declined by a modest 0.4% from the previous quarter. Together, the asset growth and loan volume contraction led to a decline in the net loans and leases to total assets ratio to 47.0%, a record low.

Loan Volume Continued to Decline, Driven by a Reduction in Credit Card Balances

Total loan and lease balances contracted $38.7 billion (0.4%) from the previous quarter. A reduction in credit card balances (down $60.9 billion, or 7.4%) drove the quarterly decline in loan volume. Unused credit card commitments declined for a fourth consecutive quarter (down $364.6 billion, or 9.2%). This was the largest percentage reduction in credit card commitments since first quarter 2009. Growth in Paycheck Protection Program loans, guaranteed by the Small Business Administration, grew $61.2 billion from the previous quarter to $469.4 billion.

Compared with the year-ago quarter, total loan and lease balances declined $136.3 billion (1.2%). This was the first annual contraction in loan and lease volume reported by the banking industry since third quarter 2011. Reductions in credit card balances (down $111.9 billion, or 12.8%) and C&I loans (down $93.2 billion, or 3.7%) drove the annual decline in loan volume. Despite the aggregate decline in loan volume, more than two-thirds of all banks (71.9%) reported year-over-year growth in loan and lease volume.

Deposit Growth Remained Strong

Deposits grew $635.2 billion (3.6%) from fourth quarter 2020 to $18.5 trillion, continuing several quarters of unprecedented deposit growth. Among deposit categories, deposits above $250,000 (up $424.8 billion, or 4.7%) and noninterest-bearing deposits (up $371.1 billion, or 8.1%) grew most from the previous quarter. Deposits as a percentage of total assets reached a record high for the QBP of 81.8% in first quarter 2021.

Equity Capital Continued to Grow

Equity capital rose $26.1 billion (1.2%) from fourth quarter 2020, supported by an increase in retained earnings of $15.3 billion (40.5%). Cash dividends totaled $23.9 billion, up 9.4% from the previous quarter. Fewer institutions—six banks with total assets of $536.5 million— reported capital ratios that did not meet Prompt Corrective Action (PCA) requirements for the well capitalized category, compared with eight banks that did not meet this requirement in fourth quarter 2020. The number of banks that are not “well capitalized” for PCA purposes is the lowest on record.

Three New Banks Opened in First Quarter 2021

Three new banks opened and 25 institutions merged in first quarter 2021. No banks failed during the quarter. With these changes, the number of FDIC-insured commercial banks and savings institutions declined from 5,002 to 4,978 in first quarter 2021. The number of institutions on the FDIC’s “Problem Bank List” declined by one to 55 from fourth quarter 2020. Total assets of problem banks declined $1.7 billion from the fourth quarter to $54.2 billion.

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

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At June 30, 2021, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. Goodwill may be impaired in the future if the effects of the COVID-19 pandemic negatively impacts our net income and fair value. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$14,172	$13,680	$27,836	$26,726	$13,664	$13,046
Tax-equivalent adjustment (1)	218	255	443	496	225	241
Net interest income on an FTE basis (non-GAAP)	14,390	13,935	28,279	27,222	13,889	13,287
Average interest-earning assets	$2,026,045	$1,797,290	$1,984,184	$1,733,323	$1,941,859	$1,669,356
Net interest margin on an FTE basis (non-GAAP)	2.84%	3.10%	2.85%	3.14%	2.86%	3.18%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended June 30, 2021 and 2020

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2021 and 2020:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$122,183	$2,159	7.07%	$145,337	$1,642	4.52%
Agricultural	97,144	996	4.10%	111,289	1,322	4.75%
Real estate	912,226	8,798	3.86%	881,437	9,371	4.25%
Consumer and other	14,954	174	4.65%	18,195	235	5.16%

Total loans (including fees)	1,146,507	12,127	4.23%	1,156,258	12,570	4.35%

Investment securities
Taxable	545,319	2,212	1.62%	317,447	1,948	2.45%
Tax-exempt (2)	161,780	1,041	2.57%	176,812	1,208	2.73%
Total investment securities	707,099	3,253	1.84%	494,259	3,156	2.55%

Interest-bearing deposits with banks and federal funds sold	172,439	169	0.39%	146,773	166	0.45%

Total interest-earning assets	2,026,045	$15,549	3.07%	1,797,290	$15,892	3.54%

Noninterest-earning assets	71,709			83,938

TOTAL ASSETS	$2,097,754			$1,881,228

(1) Average loan balances include nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,

	2021			2020

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,227,954	$489	0.16%	$1,026,705	$699	0.27%
Time deposits	239,546	635	1.06%	277,939	1,199	1.73%
Total deposits	1,467,500	1,124	0.31%	1,304,644	1,898	0.58%
Other borrowed funds	40,247	35	0.35%	50,800	59	0.47%

Total interest-bearing liabilities	1,507,747	1,159	0.31%	1,355,444	1,957	0.58%

Noninterest-bearing liabilities
Noninterest-bearing checking	374,312			318,609
Other liabilities	9,292			12,412

Stockholders' equity	206,403			194,763

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,097,754			$1,881,228

Net interest income (FTE)(3)		$14,390	2.84%		$13,935	3.10%

Spread Analysis (FTE)
Interest income/average assets	$15,549	2.96%		$15,892	3.38%
Interest expense/average assets	$1,159	0.22%		$1,957	0.42%
Net interest income/average assets	$14,390	2.74%		$13,935	2.96%

(3) Net interest income (FTE) is a non-GAAP financial measure.  For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended June 30, 2021 and 2020, the Company's net interest margin adjusted for tax exempt income was 2.84% and 3.10%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2021 totaled $14.2 million compared to $13.7 million for the three months ended June 30, 2020.

For the three months ended June 30, 2021, interest income declined $307 thousand, or 2%, when compared to the same period in 2020. The reduction is primarily due to lower market interest rates, offset in part by an increase in the average balance of interest-earning assets and $1.3 million of fees recognized from Paycheck Protection Program (PPP) loans. The increase in average balances of interest-earning assets was primarily driven by the deployment of increased deposits.

Interest expense declined $799 thousand, or 41%, for the three months ended June 30, 2021 when compared to the same period in 2020. The lower interest expense for the period is primarily attributable to a decline in market interest rates and was offset in part by increases in average deposit balances. The increase in deposit balances was due primarily to government stimulus programs.

Provision (Credit) for Loan Losses

A (credit) for loan losses of ($20) thousand was recognized for the three months ended June 30, 2021 as compared to a provision for loan losses of $1.6 million for the three months ended June 30, 2020. Net loan recoveries totaled $6 thousand for the three months ended June 30, 2021 compared to net loan charge offs of $471 thousand for the three months ended June 30, 2020. The (credit) for loan losses was primarily due to improving economic conditions. The provision for loan losses in 2020 was primarily due to the onset of the COVID-19 pandemic.

Noninterest Income and Expense

Noninterest income for the three months ended June 30, 2021 totaled $2.6 million as compared to $2.4 million for the three months ended June 30, 2020, an increase of 9%. The increase in noninterest income was primarily due to an increase in wealth management income and partially offset by a decrease in gains on sale of residential loans held for sale as refinancing has slowed. The increase in wealth management income was primarily related to growth in the assets under management, fueled by a favorable equity market and new account relationships.

Noninterest expense for the three months ended June 30, 2021 totaled $9.4 million compared to $9.1 million recorded for the three months ended June 30, 2020, an increase of 3%. The increase is primarily due to an increase in FDIC insurance assessments, professional fees and impairment of other real estate owned. The efficiency ratio was 56.0% for the second quarter of 2021 as compared to 56.5% in the second quarter of 2020.

Income Taxes

Income tax expense for the three months ended June 30, 2021 totaled $1.5 million compared to $1.0 million recorded for the three months ended June 30, 2020. The effective tax rate was 21% and 19% for the three months ended June 30, 2021 and 2020, respectively. The lower than expected tax rate in 2021 and 2020 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Income Statement Review for the Six Months ended June 30, 2021 and 2020

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2021 and 2020:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$122,095	$3,870	6.34%	$115,369	$2,723	4.72%
Agricultural	94,766	1,985	4.19%	110,792	3,021	5.45%
Real estate	910,230	17,909	3.94%	872,044	18,928	4.34%
Consumer and other	14,565	347	4.76%	18,339	485	5.29%

Total loans (including fees)	1,141,656	24,111	4.22%	1,116,544	25,157	4.51%

Investment securities
Taxable	499,882	4,201	1.68%	310,656	3,802	2.45%
Tax-exempt (2)	162,136	2,110	2.60%	173,649	2,360	2.72%
Total investment securities	662,018	6,311	1.91%	484,305	6,162	2.54%

Interest-bearing deposits with banks and federal funds sold	180,510	347	0.38%	132,474	650	0.98%

Total interest-earning assets	1,984,184	$30,769	3.10%	1,733,323	$31,969	3.69%

Noninterest-earning assets	76,406			82,742

TOTAL ASSETS	$2,060,590			$1,816,065

(1) Average loan balances include nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months Ended June 30,

	2021			2020

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,192,220	$968	0.16%	$991,298	$2,083	0.42%
Time deposits	245,756	1,450	1.18%	280,386	2,465	1.76%
Total deposits	1,437,976	2,418	0.34%	1,271,684	4,548	0.72%
Other borrowed funds	40,468	72	0.36%	50,495	199	0.79%

Total interest-bearing liabilities	1,478,444	2,490	0.34%	1,322,179	4,747	0.72%

Noninterest-bearing liabilities
Noninterest-bearing checking	364,508			289,350
Other liabilities	9,928			11,561

Stockholders' equity	207,710			192,975

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,060,590			$1,816,065

Net interest income (FTE)(3)		$28,279	2.85%		$27,222	3.14%

Spread Analysis (FTE)
Interest income/average assets	$30,769	2.99%		$31,969	3.52%
Interest expense/average assets	$2,490	0.24%		$4,747	0.52%
Net interest income/average assets	$28,279	2.74%		$27,222	3.00%

(3) Net interest income (FTE) is a non-GAAP financial measure.  For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the six months ended June 30, 2021 and 2020, the Company's net interest margin adjusted for tax exempt income was 2.85% and 3.14%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2021 totaled $27.8 million compared to $26.7 million for the six months ended June 30, 2020.

For the six months ended June 30, 2021, interest income declined $1.1 million, or 4%, when compared to the same period in 2020. The decrease is primarily due to a reduction in interest rates, offset in part by $2.2 million of fees recognized from PPP loans, an increase in the average balance of interest-earning assets, and $347 thousand of recognized nonaccrual interest income. The increase in average balances of interest-earning assets was primarily driven by the deployment of increased deposits.

Interest expense declined $2.3 million, or 48%, for the six months ended June 30, 2021 when compared to the same period in 2020. The lower interest expense for the period is primarily attributable to a decline in market interest rates and offset in part by increases in average deposit balances.

Provision (credit) for Loan Losses

A (credit) for loan losses of ($446) thousand was recognized for the six months ended June 30, 2021 as compared to a provision for loan losses of $3.9 million for the six months ended June 30, 2020. Net loan recoveries totaled $124 thousand for the six months ended June 30, 2021 compared to net loan charge offs of $497 thousand for the six months ended June 30, 2020. The (credit) for loan losses was primarily due to loan recoveries, a reduction in a specific reserve and improving economic conditions. The provision for loan losses in 2020 was primarily due to the onset of the COVID-19 pandemic.

Noninterest Income and Expense

Noninterest income for the six months ended June 30, 2021 and 2020 totaled $5.1 million for both periods. Wealth management income increased, but was offset by a decrease in securities gains when comparing periods. The increase in wealth management income was primarily related to growth in the assets under management, fueled by a favorable equity market and new account relationships.

Noninterest expense for the six months ended June 30, 2021 totaled $18.4 million compared to $18.1 million recorded for the six months ended June 30, 2020, an increase of 1%. Most of the increase was related to an increase in FDIC insurance assessments and professional fees, offset by a decrease in salaries and employee benefits which was primarily due to a reduction in the number of personnel. The efficiency ratio was 55.9% and 57.1% for the six months ended June 30, 2021 and 2020, respectively.

Income Taxes

Income tax expense for the six months ended June 30, 2021 totaled $3.1 million compared to $1.8 million recorded for the six months ended June 30, 2020. The effective tax rate was 21% and 18% for the six months ended June 30, 2021 and 2020, respectively. The lower than expected tax rate in 2021 and 2020 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Balance Sheet Review

As of June 30, 2021, total assets were $2.1 billion, a $109.8 million increase compared to December 31, 2020. This increase in assets is primarily due to investment securities and was funded by growth in our deposits due in part to federal government stimulus programs and a lack of other desirable fixed income alternatives for our customers.

Investment Portfolio

The investment portfolio totaled $740.1 million as of June 30, 2021, an increase of $143.1 million from the December 31, 2020 balance of $597.0 million. The increase in securities available-for-sale is primarily due to purchases of treasuries, mortgage-backed securities, and municipals as deposit growth exceeded loan growth.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of June 30, 2021, gross unrealized losses of $2.9 million, are considered to be temporary in nature due to the interest rate environment and other general economic factors. As a result of the economic slowdown resulting from the COVID-19 pandemic, certain bonds in the investment portfolio may become other-than-temporarily impaired and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have other-than-temporary impairment as of June 30, 2021.

At June 30, 2021, the Company’s investment securities portfolio included securities issued by 289 government municipalities and agencies located within 26 states with a fair value of $275.2 million. At December 31, 2020, the Company’s investment securities portfolio included securities issued by 279 government municipalities and agencies located within 24 states with a fair value of $251.6 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Storm Lake, Iowa, general obligation bonds with a fair value of $8.0 million (approximately 2.9% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of June 30, 2021; the bonds are repayable from the levy of continuing annual tax on all the taxable property within the territory of the city of Storm Lake.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of June 30, 2021 and December 31, 2020 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2021		2020
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$70,703	$72,449	$69,943	$72,442
Nebraska	14,672	14,667	15,019	15,446
Texas	14,093	14,550	11,253	11,927
Washington	11,064	11,317	7,329	7,702
Other (2021: 15 states; 2020: 14 states)	40,491	41,015	32,014	32,989

Total general obligation bonds	$151,023	$153,998	$135,558	$140,506

Revenue bonds:
Iowa	$68,812	$69,851	$65,461	$67,048
Texas	11,922	12,291	8,625	9,189
Nebraska	8,547	8,501	6,588	6,753
Other (2021: 19 states; 2020: 17 states)	29,937	30,564	27,206	28,088

Total revenue bonds	$119,218	$121,207	$107,880	$111,078

Total obligations of states and political subdivisions	$270,241	$275,205	$243,438	$251,584

As of June 30, 2021 and December 31, 2020, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 6 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2021		2020
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$39,123	$39,721	$32,654	$33,380
Water	20,708	21,173	21,934	22,660
College and universities, primarily dormitory revenues	13,082	13,430	11,332	11,810
Sewer	14,172	14,356	11,302	11,724
Leases	7,805	7,934	7,050	7,253
Electric power & light revenues	6,141	6,329	7,075	7,279
Other	18,187	18,264	16,533	16,972

Total revenue bonds by revenue source	$119,218	$121,207	$107,880	$111,078

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $1.12 billion and $1.13 billion as of June 30, 2021 and December 31, 2020, respectively. The decrease was primarily due to a reduction in PPP and agricultural loans, offset in part by an increase in the 1-4 family residential loan portfolio. The PPP loans totaled $37.6 million and $50.9 million as of June 30, 2021 and December 31, 2020, respectively. The PPP loans bear an interest rate of 1.0% and generally have a two to five year maturity. The Small Business Administration has provided fees to financial institutions to originate the PPP loans with recognition of the fees over the life of the loans. The Company has $2.3 million of unrecognized net PPP loan fees as of June 30, 2021. Management expects these loans to be forgiven and the net fees associated with these loans will be accelerated into interest income.

Deposits

Deposits totaled $1.83 billion and $1.72 billion as of June 30, 2021 and December 31, 2020, respectively. The change in deposits since December 31, 2020 was due to increases in account balances of retail, commercial, and public funds. Balance fluctuations were primarily due to government stimulus programs and normal customer activity, as customers’ liquidity needs vary at any given time. Funds disbursed under the PPP program were deposited into customer accounts and may impact overall deposit fluctuations as customers spend those funds according to the PPP guidelines. Deposit levels may be impacted in future periods by additional government stimulus or distressed economic conditions.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on June 30, 2021 totaled $1.12 billion compared to $1.13 billion as of December 31, 2020. Net loans comprise 54% of total assets as of June 30, 2021. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.11% at June 30, 2021, as compared to 1.33% at December 31, 2020. The decrease in the level of problem loans is due primarily to payoffs of nonaccrual loans. The Company’s level of problem loans as a percentage of total loans at June 30, 2021 of 1.11% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of March 31, 2021, of 0.59%, most recent available.

Impaired loans totaled $12.7 million as of June 30, 2021 and have decreased $2.6 million as compared to the impaired loans of $15.3 million as of December 31, 2020. The decrease is primarily due to payoffs of nonaccrual loans.

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

The Company had TDRs of $10.8 million as of June 30, 2021 and $11.3 million as of December 31, 2020, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. No additional specific reserve was provided for the three and six months ended June 30, 2021 and 2020. The Company had no charge-offs and $262 thousand of recoveries for TDR’s for the three and six months ended June 30, 2021, respectively. The Company had $16 thousand and $31 thousand of charge-offs for TDR’s for the three and six months ended June 30, 2020, respectively. The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans are on nonaccrual.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of June 30, 2021, nonaccrual loans totaled $12.7 million and there were $4 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $15.3 million and loans past due 90 days and still accruing totaled $39 thousand as of December 31, 2020. The decrease in nonaccrual loans is due primarily to payoffs of nonaccrual loans. Real estate owned totaled $778 thousand and $218 thousand as of June 30, 2021 and December 31, 2020, respectively.

The agricultural real estate and agricultural operating loan portfolio classifications remain elevated. The watch and special mention loans in these categories totaled $36.9 million as of June 30, 2021 as compared to $54.1 million as of December 31, 2020. This decrease is generally due to payments received from various agricultural customers. The substandard and impaired loans in these categories totaled $7.8 million and $9.5 million as of June 30, 2021 and December 31, 2020, respectively.

The watch and special mention loans classified as commercial real estate totaled $100.1 million as of June 30, 2021 as compared to $111.9 million as of December 31, 2020. The substandard and impaired commercial real estate loans totaled $37.6 million and $37.9 million as of June 30, 2021 and December 31, 2020, respectively.

The allowance for loan losses as a percentage of outstanding loans as of June 30, 2021 was 1.48%, as compared to 1.50% at December 31, 2020. The allowance for loan losses totaled $16.9 million and $17.2 million as of June 30, 2021 and December 31, 2020, respectively. PPP loans are government guaranteed and the impact on the allowance for loan loss was not significant.

The allowance for loan losses is management’s best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower, a realistic determination of value and adequacy of underlying collateral, the condition of the local economy and the condition of the specific industry of the borrower, an analysis of the levels and trends of loan categories and a review of delinquent and classified loans. The decrease in the allowance for loan losses is mainly due to net loan recoveries and a reduction in a specific reserve, offset in part by higher loan balances from year-end excluding PPP loans. Additional increases in the allowance for loan losses are possible if the effects of the COVID-19 conditions negatively impacts our loan portfolio. These increases may be due to increased charge-offs or an increase in the qualitative factors. The qualitative factors are considered as a part of our allowance for loan loss calculation and may deteriorate if the economic effects of COVID-19 worsen in the State of Iowa and a resumption to typical social and economic activity is delayed.

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

As of June 30, 2021, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions and federal funds sold as of June 30, 2021 and December 31, 2020 totaled $166.2 million and $191.5 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of June 30, 2021 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $244.0 million, with $3.0 million of outstanding FHLB advances. The Company also has a $4 million line of credit with an unaffiliated bank, with no outstanding borrowings as of June 30, 2021. Federal funds borrowing capacity at correspondent banks was $107.9 million, with no outstanding federal fund purchase balances as of June 30, 2021. The Company had securities sold under agreements to repurchase totaling $33.3 million as of June 30, 2021.

Total investments as of June 30, 2021 were $740.1 million compared to $597.0 million as of December 31, 2020. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of June 30, 2021.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2021 totaled $17.4 million compared to $17.9 million for the six months ended June 30, 2020, a decrease of $493 thousand.

Net cash used in investing activities for the six months ended June 30, 2021 was $123.7 million compared to $157.0 million for the six months ended June 30, 2020. The decrease of $33.3 million in cash used in investing activities was primarily due to a decrease in interest-bearing deposits in financial institutions and loans, offset in part by an increase in purchases of investments.

Net cash provided by financing activities for the six months ended June 30, 2021 totaled $106.4 million compared to $137.0 million for the six months ended June 30, 2020. The decrease in cash provided by financing activities of $30.6 million was primarily due to a lower increase in deposits between periods. As of June 30, 2021, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $4.7 million and $4.9 million for the six months ended June 30, 2021 and 2020, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $2.7 million as of June 30, 2021.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

On April 16, 2021, the Company entered into a commitment with a contractor to build a new branch in West Des Moines, Iowa for $1.7 million. No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of June 30, 2021 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2021 totaled $210.1 million and was $635 thousand more than the $209.5 million recorded as of December 31, 2020. The increase in stockholders’ equity was primarily the result of the retention of net income in excess of dividends, offset in part by a reduction in accumulated other comprehensive income. The decrease in other comprehensive income is created by higher market interest rates compared to December 31, 2020, which resulted in lower fair values in the securities available-for-sale portfolio. At June 30, 2021 and December 31, 2020, stockholders’ equity as a percentage of total assets was 10.1% and 10.6%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of June 30, 2021.

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

In April, 2021, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of June 30, 2021, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2021.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

April 1, 2021 to April 30, 2021	-	$-	-	100,000

May 1, 2021 to May 31, 2021	-	$-	-	100,000

June 1, 2021 to June 30, 2021	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: August 5, 2021	By:	/s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President

	By:	/s/ John L. Pierschbacher

John L. Pierschbacher, Chief Financial Officer