Form 10-Q
period 2021-09-30
AMES NATIONAL CORP
filed 2021-11-08
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 9,092,167 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$25,607	$24,819
Interest-bearing deposits in financial institutions and federal funds sold	122,786	166,704
Securities available-for-sale	765,423	596,999
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,424	3,148
Loans receivable, net	1,126,059	1,129,505
Loans held for sale	378	1,621
Bank premises and equipment, net	16,929	17,340
Accrued income receivable	11,178	11,143
Bank-owned life insurance	2,968	2,916
Deferred income taxes, net	725	-
Intangible assets, net	2,654	3,133
Goodwill	12,424	12,424
Other assets	5,841	5,896

Total assets	$2,096,396	$1,975,648

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$373,883	$349,500
Interest-bearing checking	585,056	528,796
Savings and money market	654,345	581,224
Time, $250 and over	44,641	60,019
Other time	178,783	196,907
Total deposits	1,836,708	1,716,446

Securities sold under agreements to repurchase	36,277	37,293
FHLB advances	3,000	3,000
Dividends payable	2,366	-
Deferred income taxes, net	-	1,731
Accrued expenses and other liabilities	7,665	7,691
Total liabilities	1,886,016	1,766,161

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,098,144 and 9,122,747 as of September 30, 2021 and December 31, 2020, respectively	18,196	18,245
Additional paid-in capital	16,480	17,002
Retained earnings	167,443	158,217
Accumulated other comprehensive income	8,261	16,023
Total stockholders' equity	210,380	209,487

Total liabilities and stockholders' equity	$2,096,396	$1,975,648

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Interest and dividend income:
Loans, including fees	$12,530	$12,865	$36,641	$38,022
Securities:
Taxable	2,256	1,986	6,457	5,725
Tax-exempt	725	892	2,392	2,756
Other interest and dividend income	168	175	515	888
Total interest income	15,679	15,918	46,005	47,391

Interest expense:
Deposits	993	1,719	3,411	6,267
Other borrowed funds	34	39	106	238
Total interest expense	1,027	1,758	3,517	6,505

Net interest income	14,652	14,160	42,488	40,886

Provision (credit) for loan losses	(94)	541	(540)	4,424

Net interest income after provision (credit) for loan losses	14,746	13,619	43,028	36,462

Noninterest income:
Wealth management income	1,147	1,037	3,224	2,808
Service fees	385	381	1,065	1,127
Securities gains, net	24	-	24	430
Gain on sale of loans held for sale	429	647	1,313	1,486
Merchant and card fees	488	460	1,508	1,296
Other noninterest income	200	271	681	708
Total noninterest income	2,673	2,796	7,815	7,855

Noninterest expense:
Salaries and employee benefits	5,487	5,840	16,766	17,428
Data processing	1,307	1,210	3,989	3,737
Occupancy expenses, net	632	668	1,999	2,016
FDIC insurance assessments	154	136	441	186
Professional fees	396	408	1,307	1,149
Business development	344	307	835	753
Intangible asset amortization	159	216	479	650
New market tax credit projects amortization	160	145	479	436
Other operating expenses, net	258	362	1,022	1,086
Total noninterest expense	8,897	9,292	27,317	27,441

Income before income taxes	8,522	7,123	23,526	16,876

Provision for income taxes	1,808	1,451	4,910	3,222

Net income	$6,714	$5,672	$18,616	$13,654

Basic and diluted earnings per share	$0.74	$0.62	$2.04	$1.49

Dividends declared per share	$0.52	$0.25	$1.03	$0.50

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$6,714	$5,672	$18,616	$13,654
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(1,507)	1,995	(10,325)	15,595
Less: reclassification adjustment for gains realized in net income	24	-	24	430
Other comprehensive income (loss), before tax	(1,531)	1,995	(10,349)	15,165
Tax effect related to other comprehensive income (loss)	383	(499)	2,587	(3,791)
Other comprehensive income (loss), net of tax	(1,148)	1,496	(7,762)	11,374
Comprehensive income	$5,566	$7,168	$10,854	$25,028

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share and per share data)
Three and Nine Months Ended September 30, 2021 and 2020

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income, Net of	Total Stockholders'
	Shares	Amount	Capital	Earnings	Taxes	Equity

Balance, June 30, 2020	9,122,747	$18,245	$17,002	$151,910	$13,993	$201,150
Net income	-	-	-	5,672	-	5,672
Other comprehensive income	-	-	-	-	1,496	1,496
Cash dividends declared, $0.25 per share	-	-	-	(2,281)	-	(2,281)
Balance, September 30, 2020	9,122,747	$18,245	$17,002	$155,301	$15,489	$206,037

Balance, June 30, 2021	9,122,747	$18,245	$17,002	$165,466	$9,409	$210,122
Net income	-	-	-	6,714	-	6,714
Other comprehensive (loss)	-	-	-	-	(1,148)	(1,148)
Repurchase and retirement of stock	(24,603)	(49)	(522)	-	-	(571)
Cash dividends declared, $0.52 per share	-	-	-	(4,737)	-	(4,737)
Balance, September 30, 2021	9,098,144	$18,196	$16,480	$167,443	$8,261	$210,380

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2019	9,222,747	$18,445	$18,794	$146,225	$4,115	$187,579
Net income	-	-	-	13,654	-	13,654
Other comprehensive income	-	-	-	-	11,374	11,374
Repurchase and retirement of stock	(100,000)	(200)	(1,792)	-	-	(1,992)
Cash dividends declared, $0.50 per share	-	-	-	(4,578)	-	(4,578)
Balance, September 30, 2020	9,122,747	$18,245	$17,002	$155,301	$15,489	$206,037

Balance, December 31, 2020	9,122,747	$18,245	$17,002	$158,217	$16,023	$209,487
Net income	-	-	-	18,616	-	18,616
Other comprehensive (loss)	-	-	-	-	(7,762)	(7,762)
Repurchase and retirement of stock	(24,603)	(49)	(522)	-	-	(571)
Cash dividends declared, $1.03 per share	-	-	-	(9,390)	-	(9,390)
Balance, September 30, 2021	9,098,144	$18,196	$16,480	$167,443	$8,261	$210,380

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
Nine Months Ended September 30, 2021 and 2020

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,616	$13,654
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(540)	4,424
Provision (credit) for off-balance sheet commitments	(2)	51
Amortization of securities, available-for-sale, loans and deposits, net	1,909	559
Amortization of intangible assets	479	650
Depreciation	1,032	1,084
Deferred income taxes	131	(942)
Securities (gains), net	(24)	(430)
(Gain) on sales of loans held for sale	(1,313)	(1,486)
Proceeds from loans held for sale	55,004	67,935
Originations of loans held for sale	(52,448)	(66,469)
Loss on sale and disposal of premises and equipment, net	13	59
Amortization of investment in New Markets Tax Credit projects	479	436
Impairment of other real estate owned	83	-
(Gain) loss on sale of other real estate owned, net	1	(22)
Change in assets and liabilities:
(Increase) in accrued income receivable	(35)	(385)
Decrease in other assets	377	441
Increase (decrease) in accrued expenses and other liabilities	(24)	1,763
Net cash provided by operating activities	23,738	21,322

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(282,379)	(165,076)
Proceeds from sale of securities available-for-sale	622	5,463
Proceeds from maturities and calls of securities available-for-sale	100,573	104,636
Purchase of FHLB stock	(286)	(1,148)
Proceeds from the redemption of FHLB stock	10	1,133
Net (increase) decrease in interest-bearing deposits in financial institutions and federal funds sold	43,918	(10,695)
Net (increase) decrease in loans	3,822	(114,713)
Net proceeds from the sale of other real estate owned	7	3,415
Purchase of bank premises and equipment	(927)	(852)
Cash paid for bank acquired	-	(310)
Other	(52)	(55)
Net cash (used in) investing activities	(134,692)	(178,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	120,353	167,337
(Decrease) in securities sold under agreements to repurchase	(1,016)	(11,541)
Payments on FHLB borrowings	-	(2,000)
Dividends paid	(7,024)	(6,791)
Stock repurchases	(571)	(1,992)
Net cash provided by financing activities	111,742	145,013

Net increase (decrease) in cash and due from banks	788	(11,867)

CASH AND DUE FROM BANKS
Beginning	24,819	34,617
Ending	$25,607	$22,750

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)
(in thousands)
Nine Months Ended September 30, 2021 and 2020

	2021	2020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash payments for:
Interest	$3,987	$7,134
Income taxes	4,327	3,987

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$560	$11

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

The consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 are unaudited. In the opinion of the management of Ames National Corporation (the "Company"), these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the requirements for interim financial statements. The interim financial statements and notes thereto should be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of May 31, 2020 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of September 30, 2021.

New and Pending Accounting Pronouncements: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB voted to approve amendments to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The amendment delays the effective date for our Company until interim and annual periods beginning after December 15, 2022. The Company continues collecting and retaining loan and credit data and evaluating various loss estimation models, along with refining the implementation of the software and its approach for determining the expected credit losses under the new guidance. The impact of ASU No. 2016-13 on the Company’s financial statements are unknown at this time due to economic uncertainty due to the pandemic. The Company will continue to evaluate the extent of the potential impact.

2.	Dividends

On July 14, 2021, the Company declared a cash dividend on its common stock, payable on August 13, 2021 to stockholders of record as of July 30, 2021, equal to $0.26 per share; and on August 17, 2021, the Company declared a cash dividend on its common stock, payable on November 15, 2021 to stockholders of record as of November 1, 2021, equal to $0.26 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2021 and 2020 was 9,119,871 and 9,122,747, respectively. The weighted average outstanding shares for the nine months ended September 30, 2021 and 2020 were 9,121,778 and 9,156,805, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2021 and December 31, 2020 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2021

U.S. government treasuries	$138,035	$138,035	$-	$-
U.S. government agencies	113,568	-	113,568	-
U.S. government mortgage-backed securities	158,766	-	158,766	-
State and political subdivisions	276,652	-	276,652	-
Corporate bonds	78,402	-	78,402	-

	$765,423	$138,035	$627,388	$-

2020

U.S. government treasuries	$12,053	$12,053	$-	$-
U.S. government agencies	111,199	-	111,199	-
U.S. government mortgage-backed securities	150,195	-	150,195	-
State and political subdivisions	251,584	-	251,584	-
Corporate bonds	71,968	-	71,968	-

	$596,999	$12,053	$584,946	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2021

Loans receivable	$8,989	$-	$-	$8,989
Other real estate owned	768	-	-	768

Total	$9,757	$-	$-	$9,757

2020

Loans receivable	$10,306	$-	$-	$10,306
Other real estate owned	218	-	-	218

Total	$10,524	$-	$-	$10,524

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	2020
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$8,989	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$768	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2020
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$10,306	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$218	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of September 30, 2021 and December 31, 2020 (in thousands):

		2021		2020
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	Level 1	$25,607	$25,607	$24,819	$24,819
Interest-bearing deposits in financial institutions and federal funds sold	Level 1	122,786	122,786	166,704	166,704
Securities available-for-sale	See previous table	765,423	765,423	596,999	596,999
FHLB and FRB stock	Level 2	3,424	3,424	3,148	3,148
Loans receivable, net	Level 2	1,126,059	1,102,573	1,129,505	1,116,352
Loans held for sale	Level 2	378	378	1,621	1,621
Accrued income receivable	Level 1	11,178	11,178	11,143	11,143
Financial liabilities:
Deposits	Level 2	$1,836,708	$1,839,016	$1,716,446	$1,720,023
Securities sold under agreements to repurchase	Level 1	36,277	36,277	37,293	37,293
FHLB advances	Level 2	3,000	3,069	3,000	3,111
Accrued interest payable	Level 1	450	450	829	829

The methodologies used to determine fair value as of September 30, 2021 did not change from the methodologies described in the December 31, 2020 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of September 30, 2021 and December 31, 2020 are summarized below (in thousands):

2021:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$138,401	$350	$(716)	$138,035
U.S. government agencies	110,832	3,172	(436)	113,568
U.S. government mortgage-backed securities	158,104	1,839	(1,177)	158,766
State and political subdivisions	271,918	5,429	(695)	276,652
Corporate bonds	75,154	3,345	(97)	78,402
	$754,409	$14,135	$(3,121)	$765,423

2020:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$11,725	$328	$-	$12,053
U.S. government agencies	106,337	4,875	(13)	111,199
U.S. government mortgage-backed securities	146,889	3,337	(31)	150,195
State and political subdivisions	243,438	8,182	(36)	251,584
Corporate bonds	67,247	4,722	(1)	71,968
	$575,636	$21,444	$(81)	$596,999

The amortized cost and fair value of debt securities available-for-sale as of September 30, 2021, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$47,083	$47,560
Due after one year through five years	353,573	358,552
Due after five years through ten years	321,680	326,523
Due after ten years	32,073	32,788
Total	$754,409	$765,423

Securities with a carrying value of $218.6 million and $202.0 million at September 30, 2021 and December 31, 2020, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The proceeds and gains on securities available-for-sale for the three and nine months ended September 30, 2021 and 2020 are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Proceeds from sales of securities available-for-sale	$622	$-	$622	$5,463
Gross realized gains on securities available-for-sale	24	-	24	430
Gross realized losses on securities available-for-sale	-	-	-	-

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
2021:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$102,182	$(716)	$-	$-	$102,182	$(716)
U.S. government agencies	29,722	(436)	-	-	29,722	(436)
U.S. government mortgage-backed securities	100,746	(1,177)	-	-	100,746	(1,177)
State and political subdivisions	67,527	(672)	896	(23)	68,423	(695)
Corporate bonds	9,378	(97)	-	-	9,378	(97)
	$309,555	$(3,098)	$896	$(23)	$310,451	$(3,121)

	Less than 12 Months		12 Months or More		Total
2020:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government agencies	$6,016	$(7)	$896	$(6)	$6,912	$(13)
U.S. government mortgage-backed securities	5,097	(31)	-	-	5,097	(31)
State and political subdivisions	7,875	(34)	180	(2)	8,055	(36)
Corporate bonds	534	(1)	-	-	534	(1)
	$19,522	$(73)	$1,076	$(8)	$20,598	$(81)

Gross unrealized losses on debt securities totaled $3.1 million as of September 30, 2021. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

	2021	2020

Real estate - construction	$37,476	$45,497
Real estate - 1 to 4 family residential	231,468	213,562
Real estate - commercial	519,112	496,357
Real estate - agricultural	153,247	151,992
Commercial [1]	85,569	122,535
Agricultural	101,087	102,586
Consumer and other	15,346	15,048
	1,143,305	1,147,577
Less:
Allowance for loan losses	(16,830)	(17,215)
Deferred loan (fees) and costs, net [2]	(416)	(857)
Loans receivable, net	$1,126,059	$1,129,505

[1]	Commercial loan portfolio includes $14.8 million and $50.9 million of Paycheck Protection Program ("PPP") loans as of September 30, 2021 and December 31, 2020, respectively.
[2]	Deferred loan (fees) and costs, net includes $0.7 million and $0.9 million of fees, net of costs, related to the PPP loans as of September 30, 2021 and December 31, 2020, respectively.

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

Activity in the allowance for loan losses, on a disaggregated basis, for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30, 2021
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2021	$738	$2,603	$8,889	$1,614	$1,140	$1,675	$234	$16,893
Provision (credit) for loan losses	(156)	59	33	(36)	64	(59)	1	(94)
Recoveries of loans charged-off	-	1	1	-	1	43	1	47
Loans charged-off	-	(4)	-	-	-	-	(12)	(16)
Balance, September 30, 2021	$582	$2,659	$8,923	$1,578	$1,205	$1,659	$224	$16,830

	Nine Months Ended September 30, 2021
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2020	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215
Provision (credit) for loan losses	(143)	(155)	(10)	(17)	(138)	(85)	8	(540)
Recoveries of loans charged-off	-	267	3	-	3	48	8	329
Loans charged-off	-	(34)	-	-	(113)	-	(27)	(174)
Balance, September 30, 2021	$582	$2,659	$8,923	$1,578	$1,205	$1,659	$224	$16,830

	Three Months Ended September 30, 2020
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2020	$849	$2,505	$6,864	$1,713	$1,994	$1,830	$250	$16,005
Provision (credit) for loan losses	(105)	80	583	(15)	(5)	(14)	17	541
Recoveries of loans charged-off	-	2	1	-	9	-	273	285
Loans charged-off	-	(1)	-	-	(582)	(48)	(268)	(899)
Balance, September 30, 2020	$744	$2,586	$7,448	$1,698	$1,416	$1,768	$272	$15,932

	Nine Months Ended September 30, 2020
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2019	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619
Provision for loan losses	71	477	2,527	372	573	338	66	4,424
Recoveries of loans charged-off	1	5	3	-	13	-	277	299
Loans charged-off	-	(18)	(444)	-	(628)	(48)	(272)	(1,410)
Balance, September 30, 2020	$744	$2,586	$7,448	$1,698	$1,416	$1,768	$272	$15,932

Allowance for loan losses disaggregated on the basis of impairment analysis method as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

2021		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$40	$1,326	$-	$18	$132	$23	$1,539
Collectively evaluated for impairment	582	2,619	7,597	1,578	1,187	1,527	201	15,291
Balance September 30, 2021	$582	$2,659	$8,923	$1,578	$1,205	$1,659	$224	$16,830

2020		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$150	$1,486	$-	$115	$40	$28	$1,819
Collectively evaluated for impairment	725	2,431	7,444	1,595	1,338	1,656	207	15,396
Balance December 31, 2020	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215

Loans receivable disaggregated on the basis of impairment analysis method as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

2021		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,000	$9,954	$576	$295	$638	$30	$12,493
Collectively evaluated for impairment	37,476	230,468	509,158	152,671	85,274	100,449	15,316	1,130,812

Balance September 30, 2021	$37,476	$231,468	$519,112	$153,247	$85,569	$101,087	$15,346	$1,143,305

2020		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$167	$1,340	$10,258	$1,664	$940	$859	$45	$15,273
Collectively evaluated for impairment	45,330	212,222	486,099	150,328	121,595	101,727	15,003	1,132,304

Balance December 31, 2020	$45,497	$213,562	$496,357	$151,992	$122,535	$102,586	$15,048	$1,147,577

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

Impaired loans, on a disaggregated basis, as of September 30, 2021 and December 31, 2020 (in thousands):

	2021			2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$167	$167	$-
Real estate - 1 to 4 family residential	694	747	-	416	475	-
Real estate - commercial	127	142	-	242	578	-
Real estate - agricultural	576	631	-	1,664	1,698	-
Commercial	238	271	-	274	318	-
Agricultural	323	523	-	377	542	-
Consumer and other	7	9	-	8	10	-
Total loans with no specific reserve:	1,965	2,323	-	3,148	3,788	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	306	316	40	924	1,278	150
Real estate - commercial	9,827	10,081	1,326	10,016	10,157	1,486
Real estate - agricultural	-	-	-	-	-	-
Commercial	57	58	18	666	1,247	115
Agricultural	315	315	132	482	484	40
Consumer and other	23	24	23	37	39	28
Total loans with specific reserve:	10,528	10,794	1,539	12,125	13,205	1,819

Total
Real estate - construction	-	-	-	167	167	-
Real estate - 1 to 4 family residential	1,000	1,063	40	1,340	1,753	150
Real estate - commercial	9,954	10,223	1,326	10,258	10,735	1,486
Real estate - agricultural	576	631	-	1,664	1,698	-
Commercial	295	329	18	940	1,565	115
Agricultural	638	838	132	859	1,026	40
Consumer and other	30	33	23	45	49	28

	$12,493	$13,117	$1,539	$15,273	$16,993	$1,819

Average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$83	$-
Real estate - 1 to 4 family residential	813	8	305	-
Real estate - commercial	132	-	11,091	-
Real estate - agricultural	602	-	1,966	-
Commercial	255	-	735	21
Agricultural	318	-	813	340
Consumer and other	6	-	8	-
Total loans with no specific reserve:	2,126	8	15,001	361

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	164	-	957	-
Real estate - commercial	9,922	-	-	-
Real estate - agricultural	-	-	-	-
Commercial	29	-	627	-
Agricultural	327	-	531	-
Consumer and other	30	-	30	-
Total loans with specific reserve:	10,472	-	2,145	-

Total
Real estate - construction	-	-	83	-
Real estate - 1 to 4 family residential	977	8	1,262	-
Real estate - commercial	10,054	-	11,091	-
Real estate - agricultural	602	-	1,966	-
Commercial	284	-	1,362	21
Agricultural	645	-	1,344	340
Consumer and other	36	-	38	-

	$12,598	$8	$17,146	$361

	Nine Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$84	$-	$41	$-
Real estate - 1 to 4 family residential	587	19	294	-
Real estate - commercial	162	297	8,221	-
Real estate - agricultural	990	25	1,202	6
Commercial	400	-	586	23
Agricultural	339	14	1,896	340
Consumer and other	6	-	26	-
Total loans with no specific reserve:	2,568	355	12,266	369

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	336	-	938	-
Real estate - commercial	9,969	-	244	-
Real estate - agricultural	-	-	-	-
Commercial	181	-	356	-
Agricultural	385	-	380	-
Consumer and other	35	-	15	-
Total loans with specific reserve:	10,906	-	1,933	-

Total
Real estate - construction	84	-	41	-
Real estate - 1 to 4 family residential	923	19	1,232	-
Real estate - commercial	10,131	297	8,465	-
Real estate - agricultural	990	25	1,202	6
Commercial	581	-	942	23
Agricultural	724	14	2,276	340
Consumer and other	41	-	41	-

	$13,474	$355	$14,199	$369

The interest foregone on nonaccrual loans for the three months ended September 30, 2021 and 2020 was approximately $154 thousand and $247 thousand, respectively. The interest foregone on nonaccrual loans for the nine months ended September 30, 2021 and 2020 was approximately $523 thousand and $747 thousand, respectively.

Nonaccrual loans at September 30, 2021 and December 31, 2020 were $12.5 million and $15.3 million, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $10.6 million as of September 30, 2021, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $11.3 million as of December 31, 2020, all of which were included in impaired and nonaccrual loans.

The Company’s TDRs, on a disaggregated basis, occurring in the three and nine months ended September 30, 2021 and 2020, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2021			2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	1	10,157	10,157
Real estate - agricultural	-	-	-	-	-	-
Commercial	1	6	6	-	-	-
Agricultural	-	-	-	3	56	56
Consumer and other	-	-	-	1	27	27

	1	$6	$6	5	$10,240	$10,240

	Nine Months Ended September 30,
	2021			2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	3	578	578	-	-	-
Real estate - commercial	-	-	-	2	10,341	10,341
Real estate - agricultural	-	-	-	-	-	-
Commercial	2	64	64	1	61	61
Agricultural	-	-	-	3	56	56
Consumer and other	-	-	-	1	27	27

	5	$642	$642	7	$10,485	$10,485

During the three months ended September 30, 2021, the Company granted concessions to one borrower facing financial difficulties which was unrelated to COVID-19. The loan was restructured with a lower interest rate and accrued interest was waived. During the three months ended September 30, 2020, the Company granted concessions to three borrowers facing financial difficulties which were unrelated to COVID-19. Payments on these loans were deferred for an extended period of time and the interest rate was reduced below the market interest rate. During the nine months ended September 30, 2021, the Company granted concessions to four borrowers facing financial difficulties. The loans were restructured with a lower interest rate or amortization periods longer than a typical loan. During the nine months ended September 30, 2020, the Company granted concessions to five borrowers facing financial difficulties. Payments on these loans were deferred for an extended period of time and the interest rate was reduced below the market interest rate.

There were no TDR loans that were modified during the twelve months ended September 30, 2021 that had payment defaults. The Company considers TDR loans to have payment default when it is past due 60 days or more.

There were no net charge-offs and $15 thousand of net charge-offs related to TDRs for the three months ended September 30, 2021 and 2020, respectively. There were $262 thousand of net recoveries and $31 thousand of net charge-offs related to TDRs for the nine months ended September 30, 2021 and 2020, respectively. No additional specific reserve was provided for the three and nine months ended September 30, 2021 and 2020.

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

As of December 31, 2020, the Company had 24 COVID-19 related loan modifications still in the modification period with a total outstanding principal balance of $45.9 million. As of September 30, 2021, substantially all the remaining COVID-19 related loan modifications have returned to normal payment status. Modified loans continued to accrue interest and were evaluated for past due status based on the revised payment terms.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2021 and December 31, 2020, is as follows (in thousands):

2021		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$140	$-	$140	$37,336	$37,476	$-
Real estate - 1 to 4 family residential	1,080	170	1,250	230,218	231,468	84
Real estate - commercial	-	-	-	519,112	519,112	-
Real estate - agricultural	1,139	-	1,139	152,108	153,247	-
Commercial	495	-	495	85,074	85,569	-
Agricultural	136	315	451	100,636	101,087	-
Consumer and other	56	-	56	15,290	15,346	-

	$3,046	$485	$3,531	$1,139,774	$1,143,305	$84

2020		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$169	$167	$336	$45,161	$45,497	$-
Real estate - 1 to 4 family residential	1,523	176	1,699	211,863	213,562	6
Real estate - commercial	152	56	208	496,149	496,357	-
Real estate - agricultural	574	1,618	2,192	149,800	151,992	-
Commercial	283	3	286	122,249	122,535	3
Agricultural	79	458	537	102,049	102,586	30
Consumer and other	18	16	34	15,014	15,048	-

	$2,798	$2,494	$5,292	$1,142,285	$1,147,577	$39

The credit risk profile by internally assigned grade, on a disaggregated basis, as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

2021	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$35,797	$381,055	$125,868	$72,151	$84,960	$699,831
Watch	326	79,194	21,037	8,077	14,717	123,351
Special Mention	1,353	24,687	167	1,370	-	27,577
Substandard	-	24,222	5,599	3,676	772	34,269
Substandard-Impaired	-	9,954	576	295	638	11,463

	$37,476	$519,112	$153,247	$85,569	$101,087	$896,491

2020	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$39,980	$346,591	$110,925	$101,858	$80,075	$679,429
Watch	5,350	88,113	33,144	15,897	20,793	163,297
Special Mention	-	23,753	175	52	-	23,980
Substandard	-	27,642	6,084	3,788	859	38,373
Substandard-Impaired	167	10,258	1,664	940	859	13,888

	$45,497	$496,357	$151,992	$122,535	$102,586	$918,967

The credit risk profile based on payment activity, on a disaggregated basis, as of September 30, 2021 and December 31, 2020 is as follows (in thousands):

2021	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$230,385	$15,343	$245,728
Non-performing	1,083	3	1,086

	$231,468	$15,346	$246,814

2020	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$212,282	$15,003	$227,285
Non-performing	1,280	45	1,325

	$213,562	$15,048	$228,610

8.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at September 30, 2021 and December 31, 2020 (in thousands):

	2021		2020
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$3,913	$6,411	$3,493
Customer list	535	379	535	320

Total	$6,946	$4,292	$6,946	$3,813

The weighted average remaining life of the intangible assets is approximately 4 years as of September 30, 2021 and December 31, 2020.

The following sets forth the activity related to the intangible assets for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Beginning intangible assets, net	$2,813	$3,525	$3,133	$3,959
Amortization	(159)	(216)	(479)	(650)

Ending intangible assets, net	$2,654	$3,309	$2,654	$3,309

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2021	$148
2022	575
2023	502
2024	337
2025	300
2026	268
After	524

Total	$2,654

9.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of September 30, 2021 and December 31, 2020 (in thousands):

	2021	2020
Securities sold under agreements to repurchase:
U.S. government treasuries	$6,034	$2,069
U.S. government agencies	38,985	39,362
U.S. government mortgage-backed securities	11,307	14,320

Total pledged collateral	$56,326	$55,751

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

10.	Borrowings

On June 11, 2021, the Company entered into a promissory note and line of credit agreement with an unaffiliated bank, providing for a five-year four million dollar line of credit facility. The Company had no outstanding borrowings on the line of credit as of September 30, 2021.

11.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since December 31, 2020 is due primarily to the decrease in the unrealized gains on investment securities.

12.	Commitments, Contingencies and Concentrations of Credit Risk

On April 16, 2021, the Company entered into a $1.7 million commitment with a contractor to build a new branch in West Des Moines, Iowa. The Company has $1.5 million of the commitment remaining at September 30, 2021.

13.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of September 30, 2021.

The Company and the Banks’ capital amounts and ratios as of September 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2021:
Total capital (to risk- weighted assets):
Consolidated	$204,524	15.3%	$140,431	10.50%	N/A	N/A
Boone Bank & Trust	15,611	16.0	10,269	10.50	9,780	10.0%
First National Bank	101,785	14.7	72,926	10.50	69,454	10.0
Iowa State Savings Bank	23,755	16.5	15,102	10.50	14,383	10.0
Reliance State Bank	26,824	14.4	19,581	10.50	18,648	10.0
State Bank & Trust	20,327	15.0	14,247	10.50	13,568	10.0
United Bank & Trust	11,873	15.7	7,926	10.50	7,549	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$187,806	14.0%	$113,682	8.50%	N/A	N/A
Boone Bank & Trust	14,665	15.0	8,313	8.50	7,824	8.0%
First National Bank	93,084	13.4	59,035	8.50	55,563	8.0
Iowa State Savings Bank	22,734	15.8	12,226	8.50	11,507	8.0
Reliance State Bank	24,491	13.1	15,851	8.50	14,919	8.0
State Bank & Trust	18,643	13.7	11,533	8.50	10,855	8.0
United Bank & Trust	10,927	14.5	6,417	8.50	6,039	8.0

Tier 1 capital (to average- assets):
Consolidated	$187,806	9.2%	$81,851	4.00%	N/A	N/A
Boone Bank & Trust	14,665	9.4	6,269	4.00	7,836	5.0%
First National Bank	93,084	8.8	42,354	4.00	52,942	5.0
Iowa State Savings Bank	22,734	9.4	9,631	4.00	12,038	5.0
Reliance State Bank	24,491	9.1	10,731	4.00	13,413	5.0
State Bank & Trust	18,643	8.7	8,530	4.00	10,663	5.0
United Bank & Trust	10,927	9.1	4,799	4.00	5,999	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$187,806	14.0%	$93,621	7.00%	N/A	N/A
Boone Bank & Trust	14,665	15.0	6,846	7.00	6,357	6.5%
First National Bank	93,084	13.4	48,617	7.00	45,145	6.5
Iowa State Savings Bank	22,734	15.8	10,068	7.00	9,349	6.5
Reliance State Bank	24,491	13.1	13,054	7.00	12,121	6.5
State Bank & Trust	18,643	13.7	9,498	7.00	8,819	6.5
United Bank & Trust	10,927	14.5	5,284	7.00	4,907	6.5

			To Be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio

As of December 31, 2020:
Community Bank Leverage Ratio:
(Tier 1 capital to average assets for leverage ratio):

Boone Bank & Trust	$13,967	9.2%	$12,170	8.0%
First National Bank	86,071	8.6	80,393	8.0
Iowa State Savings Bank	21,610	9.4	18,321	8.0
Reliance State Bank	23,278	9.4	19,741	8.0
State Bank & Trust	16,564	8.5	15,657	8.0
United Bank & Trust	10,539	9.2	9,180	8.0

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2021, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

The Banks elected to stop reporting their capital ratios under the Community Bank Leverage Ratio as of September 30, 2021.

14.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after September 30, 2021, but prior to November 8, 2021, that provided additional evidence about conditions that existed at September 30, 2021. There were no other significant events or transactions that provided evidence about conditions that did not exist at September 30, 2021.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs sixteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 249 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $6.7 million, or $0.74 per share, for the three months ended September 30, 2021, compared to net income of $5.7 million, or $0.62 per share, for the three months ended September 30, 2020. The increase in earnings is primarily the result of a reduction in interest expense due to declines in market interest rates and a decrease in provision for loan losses due to a higher level of provision in 2020 as a result of uncertainties associated with the economic slow-down created by the COVID-19 pandemic.

Net loan recoveries totaled $31 thousand for the three months ended September 30, 2021 compared to net loan charge offs of $614 thousand for the three months ended September 30, 2020. A (credit) for loan losses of ($94) thousand was recognized for the three months ended September 30, 2021 as compared to a $541 thousand provision for loan loss for the three months ended September 30, 2020. The credit for loan losses was primarily due to improving economic conditions. The provision for loan losses in 2020 was primarily due to uncertainties associated with the economic slow-down created by the COVID-19 pandemic.

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

The continuation of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing our business and continuation of operations, including the following:

●

Although the economy continues to rebound from the depths of the economic slowdown associated with the pandemic, some of the Company’s customers may continue to experience decreased revenues, shortage of labor or shortage of goods, which may correlate to an inability to make timely loan payments or maintain payrolls. This, in turn, could adversely impact the revenues and earnings of the Company by, among other things, requiring further increases in the allowance for loan losses and increases in the level of charge-offs in the loan portfolio. Management may increase the allowance if the effects of the COVID-19 pandemic negatively impact the loan portfolio;

●	Market interest rates remain at historic lows and if prolonged, could adversely affect our net interest income, net interest margin and earnings;

●

We may experience a slowdown in demand for our products and services as the effects of the pandemic continue to linger, including the demand for traditional loans, although we believe any decline experienced to date has largely been offset by the new volume of PPP loans under the CARES Act and other governmental programs established in response to the pandemic. We had 227 PPP loans with an aggregate outstanding balance of $14.8 million as of September 30, 2021;

●

As evidenced by the level of loans classified as substandard and watch as of September 30, 2021, we continue to experience a higher risk of delinquencies, defaults and foreclosures, as well as declining collateral values and further impairment of the ability of our borrowers to repay their loans, all of which may result in additional credit charges and other losses in our loan portfolio;

●

Throughout the COVID-19 pandemic we actively worked with loan customers to evaluate prudent loan modification terms. As of September 30, 2021, substantially all COVID-19 related loan modifications have returned to normal payment status; and

●

In meeting our objective to maintain our capital levels and liquidity position through the COVID-19 pandemic, our Board of Directors may reduce or determine to altogether forego payment of future dividends in order to maintain and/or strengthen our capital and liquidity position.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 4,951 commercial banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	9 Months			Years Ended December 31,
	Ended	Ended	3 Months Ended
	September 30, 2021		June 30, 2021		2020		2019
	Company		Company	Industry*	Company	Industry*	Company	Industry*

Return on assets	1.29%	1.20%	1.12%	1.24%	1.01%	0.72%	1.14%	1.29%

Return on equity	12.60%	11.85%	11.39%	12.37%	9.48%	6.88%	9.48%	11.38%

Net interest margin	2.97%	2.89%	2.84%	2.50%	3.13%	2.82%	3.21%	3.36%

Efficiency ratio	51.35%	54.30%	56.01%	61.01%	55.83%	59.78%	58.51%	56.63%

Capital ratio	10.27%	10.14%	9.84%	10.12%	10.66%	8.81%	12.05%	9.66%

*Latest available data

Key performances indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.29% and 1.21% for the three months ended September 30, 2021 and 2020, respectively. This ratio increase was primarily the result of a decrease in the provision for loan loss and a reduction in interest expense due to market rate decreases.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 12.60% and 11.18% for the three months ended September 30, 2021 and 2020, respectively. This ratio increase was primarily the result of a decrease in the provision for loan loss and a reduction in interest expense due to market rate decreases.

●	Net Interest Margin

The net interest margin for the three months ended September 30, 2021 and 2020 was 2.97% and 3.21%, respectively. The ratio is calculated by dividing tax equivalent net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 51.35% and 54.80% for the three months ended September 30, 2021 and 2020, respectively. The efficiency ratio has improved compared to the same quarter last year primarily due to a reduction in market interest rates on deposits and a decline in the number of employees.

●	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 10.27% as of September 30, 2021 is similar to the industry average of 10.12% as of June 30, 2021.

Industry Results:

The FDIC Quarterly Banking Profile reported the following results for the second quarter of 2021:

Quarterly Net Income Continued to Increase Year Over Year, Driven by a Second Consecutive Quarter of Negative Provision Expense

Net income totaled $70.4 billion in second quarter 2021, an increase of $51.9 billion (281%) from the same quarter a year ago, driven by a $73 billion (117.3%) decline in provision expense. Two-thirds of all banks (66.4%) reported year-over-year improvement in quarterly net income. The share of profitable institutions increased slightly, up 1.4% year over year to 95.8%. However, net income declined $6.4 billion (8.3%) from first quarter 2021, driven by an increase in provision expense from first quarter 2021 (up $3.7 billion to negative $10.8 billion). The aggregate return on average assets ratio of 1.24% rose 89 basis points from a year ago but fell 14 basis points from first quarter 2021.

Net Interest Margin Contracted Further to a New Record Low

The average net interest margin contracted 31 basis points from a year ago to 2.50%—the lowest level on record. The contraction is due to the year-over-year reduction in earning asset yields (down 53 basis points to 2.68%) outpacing the decline in average funding costs (down 22 basis points to 0.18%). Both ratios declined from first quarter 2021 to record lows. Aggregate net interest income declined $2.2 billion (1.7%) from second quarter 2020. Reductions in net interest income at the largest institutions drove the aggregate decline in net interest income, as more than three-fifths of all banks (64.1%) reported higher net interest income compared with a year ago.

Noninterest Income Continued to Increase Despite Lower Trading Revenue

Noninterest income increased (up $5 billion, or 7.1%) from second quarter 2020 due to improvement in several categories. During the year ending second quarter 2021, “all other noninterest income” rose $7.9 billion (27.5%), offsetting both a $5.9 billion (42.1%) decline in trading revenue and a reduction in net gains on loan sales of $1.5 billion (19.7%). Increased income from service charges on deposit accounts (up $1.5 billion, or 21.5%) and fiduciary activities (up $1.2 billion, or 13.1%) from second quarter 2020 also supported the year-over-year improvement in noninterest income. More than two-thirds of all institutions (69.6%) reported higher noninterest income compared with the year-ago quarter.

Noninterest Expense Relative to Average Assets Declined to a Record Low

Noninterest expense rose $3.7 billion (3%) year over year, led by an increase in salary and benefit expense and “all other noninterest expense.” Nearly three-fourths of all banks (74.5%) reported higher noninterest expense year over year. Higher average assets per employee (up $0.9 million) also increased from a year ago to $11.1 million. However, noninterest expense as a percentage of average assets continued to decline, reaching a record low of 2.23%, down 14 basis points from the year-ago quarter.

Net Operating Revenue to Average Assets Continued to Decline

Net operating revenue (net interest income plus noninterest income) increased $2.8 billion (1.4%) from the year-ago quarter as improvement in noninterest income offset the decline in net interest income. However, growth in average assets and declining net interest income contributed to a 29 basis point decline in the ratio of quarterly net operating revenue to average assets. The ratio stood at 3.62% for the quarter—the lowest level since third quarter 1984.

Provision Expense Was Negative for the Second Consecutive Quarter

Provisions for credit losses (provisions) increased $3.7 billion from first quarter 2021 but declined $73 billion (117.3%) from the year-ago quarter to negative $10.8 billion. More than three-fifths of all institutions (63.3%) reported lower provisions compared with the year-ago quarter. Nearly 14% of institutions reported an increase in provisions during the same period, while the remaining institutions reported no material change.

The net number of banks that have adopted current expected credit loss (CECL) accounting fell by 1 to 319 from first quarter 2021. CECL adopters reported aggregate negative provisions of $10.7 billion in second quarter, an increase of $4.3 billion from the previous quarter and a reduction of $67.6 billion from one year ago. Provisions for banks that have not adopted CECL accounting totaled negative $128.1 million (a reduction of $530.6 million from a quarter ago and $5.2 billion from one year ago).

Allowance for Loan and Lease Losses to Total Loans Remained Higher Than Pre-Pandemic Level

The allowance for loan and lease losses (ALLL) as a percentage of total loans and leases declined 41 basis points to 1.80% from the year-ago quarter due to negative provisions, but ALLL remains higher than the level of 1.18% reported in fourth quarter 2019. Similarly, the ALLL as a percentage of loans that are 90 days or more past due or in nonaccrual status (coverage ratio) declined 27 percentage points from the year-ago quarter to 178% but continued to exceed the financial crisis average of 79.1%. All insured institutions except the largest Quarterly Banking Profile asset size group (greater than $250 billion) reported higher aggregate coverage ratios compared with first quarter 2021.

Noncurrent Loans Continued to Decline Quarter Over Quarter

Loans that were 90 days or more past due or in nonaccrual status (noncurrent loans) continued to decline (down $13.2 billion, or 10.8%) from first quarter 2021, supporting a 12 basis point reduction in the noncurrent rate to 1.01%. Noncurrent 1–4 family residential loans declined most among loan categories from the previous quarter (down $5.9 billion, or 10.9%), followed by noncurrent commercial and industrial (C&I) loans (down $3.1 billion, or 13.9%). Three-fifths of all banks reported a reduction in noncurrent loans compared with first quarter 2021.

The Net Charge-Off Rate Declined Further to a Record Low

Net charge-offs continued to decline for the fourth consecutive quarter (down $8.3 billion, or 53.2%). In second quarter, the net charge-off rate fell 30 basis points to 0.27%, a record low. A decline in net charge-offs of credit card loans (down $3.3 billion, or 39.8%) and C&I loans (down $2.9 billion, or 69.7%) drove three-fourths (75.5%) of the reduction in net charge-offs from the year-ago quarter. More than half of all banks (51.6%) reported a decline in net charge-offs from a year ago.

Total Assets Increased, Especially Those With Maturities of More Than Five Years

Total assets increased $224.8 billion (1%) from first quarter 2021 to $22.8 trillion. More than four-fifths (86.1%) of all banks reported an increase in assets with contractual maturities greater than five years compared with a quarter ago. Cash and balances due from depository institutions declined $108 billion (3%), while securities rose $248.9 billion (4.5%). Growth in mortgage-backed securities (up $122.7 billion, or 3.8%) and U.S. Treasury securities (up $91.2 billion, or 8.5%) continued to spur quarterly increases in total securities. Growth in held-to-maturity securities from first quarter 2021 (up $273.6 billion, or 16.8%) outpaced that of available-for-sale (AFS) securities (down $27.3 billion, or 0.7%).

Quarterly Loan Balances Grew for the First Time Since Second Quarter 2020

Loan and lease balances increased $33.2 billion (0.3%) from the previous quarter, the first quarterly increase in loan balances since second quarter 2020. An increase in credit card loan balances (up $30.9 billion, or 4.1%) and an increase in auto loan balances (up $18.9 billion, or 3.8%) drove this growth. Half (50.3%) of all institutions reported a quarterly increase in total loans.

Compared with second quarter 2020, loan and lease balances contracted slightly (down $133.9 billion, or 1.2%), driven by a reduction in C&I loans (down $360.4 billion, or 13.4%). An increase in “all other loans” (up $182.8 billion, or 18.2%) mitigated the annual contraction in total loan balances. Compared with the year-ago quarter, more than half (52.8%) of all institutions reported a decline in total loans, but more than three-quarters (76.4%) of all institutions reported an increase in unused commitments to lend.

Deposits Continued to Grow but at a Moderated Pace in Second Quarter 2021

Deposits grew $271.9 billion (1.5%) in second quarter, down from the growth rate of 3.6% reported in first quarter 2021. The deposit growth rate in second quarter is near the long-run average growth rate of 1.2%. Deposits above $250,000 continued to drive the quarterly increase (up $297.8 billion, or 3.1%) and offset a decline in deposits below $250,000 (down $53.6 billion, or 0.7%). Noninterest-bearing deposit growth (up $175 billion, or 3.5%) continued to outpace that of interest-bearing deposits (up $53.3 billion, or 0.4%), with more than half of banks (57.3%) reporting higher noninterest-bearing deposit balances compared with the previous quarter.

Equity Capital Growth Remained Strong

Equity capital rose $55.3 billion (2.5%) from first quarter 2021. Retained earnings contributed $33.9 billion to equity formation despite a decline in retained earnings from first quarter (down $19.1 billion, or 36%). Banks distributed 51.9% of second quarter earnings as dividends, which were up $12.7 billion (53%) from a quarter ago. Nearly one-third (32%) of banks reported higher dividends compared with the year-ago quarter. The number of institutions with capital ratios that did not meet Prompt Corrective Action requirements for the well-capitalized category increased by three to nine from first quarter 2021.

Three New Banks Opened in Second Quarter 2021

The number of FDIC-insured institutions declined from 4,978 in first quarter 2021 to 4,951. During second quarter 2021, three new banks opened, 28 institutions merged with other FDIC-insured institutions, two banks ceased operations, and no banks failed. The number of banks on the FDIC’s “Problem Bank List” declined by four from first quarter to 51. Total assets of problem banks declined $8.4 billion (15.4%) from first quarter to $45.8 billion.

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

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At September 30, 2021, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. Goodwill may be impaired in the future if the effects of the COVID-19 pandemic negatively impacts our net income and fair value. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$14,652	$14,160	$42,488	$40,886
Tax-equivalent adjustment (1)	193	237	636	732
Net interest income on an FTE basis (non-GAAP)	14,845	14,397	43,124	41,618
Average interest-earning assets	$1,999,147	$1,796,452	$1,989,226	$1,754,518
Net interest margin on an FTE basis (non-GAAP)	2.97%	3.21%	2.89%	3.16%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended September 30, 2021 and 2020

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2021 and 2020:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$96,436	$2,411	10.00%	$154,887	$1,732	4.47%
Agricultural	98,942	1,014	4.10%	105,568	1,580	5.99%
Real estate	934,427	8,936	3.83%	890,097	9,324	4.19%
Consumer and other	15,167	169	4.46%	17,667	229	5.18%

Total loans (including fees)	1,144,972	12,530	4.38%	1,168,219	12,865	4.41%

Investment securities
Taxable	598,634	2,256	1.51%	362,553	1,987	2.19%
Tax-exempt (2)	146,805	918	2.50%	164,010	1,128	2.75%
Total investment securities	745,439	3,174	1.70%	526,563	3,115	2.37%

Interest-bearing deposits with banks and federal funds sold	108,736	168	0.62%	101,670	176	0.69%

Total interest-earning assets	1,999,147	$15,872	3.18%	1,796,452	$16,156	3.60%

Noninterest-earning assets	76,490			81,654

TOTAL ASSETS	$2,075,637			$1,878,106

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,212,084	$467	0.15%	$1,027,277	$586	0.23%
Time deposits	227,760	526	0.92%	272,361	1,133	1.66%
Total deposits	1,439,844	993	0.28%	1,299,638	1,719	0.53%
Other borrowed funds	38,863	34	0.35%	37,597	40	0.42%

Total interest-bearing liabilities	1,478,707	1,027	0.28%	1,337,235	1,759	0.53%

Noninterest-bearing liabilities
Noninterest-bearing checking	373,973			325,339
Other liabilities	9,786			12,689

Stockholders' equity	213,171			202,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,075,637			$1,878,106

Net interest income (FTE)(3)		$14,845	2.97%		$14,397	3.21%

Spread Analysis (FTE)
Interest income/average assets	$15,872	3.06%		$16,156	3.44%
Interest expense/average assets	$1,027	0.20%		$1,759	0.37%
Net interest income/average assets	$14,845	2.86%		$14,397	3.07%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended September 30, 2021 and 2020, the Company's net interest margin adjusted for tax exempt income was 2.97% and 3.21%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2021 totaled $14.7 million compared to $14.2 million for the three months ended September 30, 2020.

For the three months ended September 30, 2021, interest income declined $239 thousand, or 2%, when compared to the same period in 2020. The reduction is primarily due to lower market interest rates, offset in part by an increase in the average balance of interest-earning assets and $1.7 million of fees recognized in commercial loan interest income from Paycheck Protection Program (PPP) loans as compared to $615 thousand of fees during the same period of 2020. The increase in average balances of interest-earning assets was primarily driven by the deployment of increased deposits.

Interest expense declined $731 thousand, or 42%, for the three months ended September 30, 2021 when compared to the same period in 2020. The lower interest expense for the period is primarily attributable to a decline in market interest rates and was offset in part by increases in average deposit balances. The increase in deposit balances was due primarily to government stimulus programs.

Provision (Credit) for Loan Losses

A (credit) for loan losses of ($94) thousand was recognized for the three months ended September 30, 2021 as compared to a provision for loan losses of $541 thousand for the three months ended September 30, 2020. Net loan recoveries totaled $31 thousand for the three months ended September 30, 2021 compared to net loan charge offs of $614 thousand for the three months ended September 30, 2020. The (credit) for loan losses was primarily due to improving economic conditions. The provision for loan losses in 2020 was primarily due to uncertainties associated with the economic slow-down created by the COVID-19 pandemic.

Noninterest Income and Expense

Noninterest income for the three months ended September 30, 2021 totaled $2.7 million as compared to $2.8 million for the three months ended September 30, 2020, a decrease of 4%. The decrease in noninterest income was primarily due to a decrease in gains on sale of residential loans held for sale as refinancing has slowed.

Noninterest expense for the three months ended September 30, 2021 totaled $8.9 million compared to $9.3 million recorded for the three months ended September 30, 2020, a decrease of 4%. The decrease is primarily due to a reduction in salaries and benefits primarily due to a decline in the number of employees, offset in part by normal increases in salaries and other benefits, including health insurance. The efficiency ratio was 51.4% for the third quarter of 2021 as compared to 54.8% in the third quarter of 2020.

Income Taxes

Income tax expense for the three months ended September 30, 2021 totaled $1.8 million compared to $1.5 million recorded for the three months ended September 30, 2020. The effective tax rate was 21% and 20% for the three months ended September 30, 2021 and 2020, respectively. The lower than expected tax rate in 2021 and 2020 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Income Statement Review for the Nine Months ended September 30, 2021 and 2020

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2021 and 2020:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$113,448	$6,281	7.38%	$128,638	$4,455	4.62%
Agricultural	96,173	2,999	4.16%	109,038	4,601	5.63%
Real estate	918,384	26,845	3.90%	878,105	28,252	4.29%
Consumer and other	14,768	516	4.66%	18,113	713	5.25%

Total loans (including fees)	1,142,773	36,641	4.28%	1,133,894	38,021	4.47%

Investment securities
Taxable	533,161	6,457	1.61%	328,081	5,725	2.33%
Tax-exempt (2)	156,969	3,028	2.57%	170,413	3,488	2.73%
Total investment securities	690,130	9,485	1.83%	498,494	9,213	2.46%

Interest-bearing deposits with banks and federal funds sold	156,323	515	0.44%	122,131	889	0.97%

Total interest-earning assets	1,989,226	$46,641	3.13%	1,754,519	$48,123	3.66%

Noninterest-earning assets	76,434			82,377

TOTAL ASSETS	$2,065,660			$1,836,896

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,198,914	$1,435	0.16%	$1,003,378	$2,668	0.35%
Time deposits	239,691	1,976	1.10%	277,691	3,599	1.73%
Total deposits	1,438,605	3,411	0.32%	1,281,069	6,267	0.65%
Other borrowed funds	39,927	106	0.35%	46,164	238	0.69%

Total interest-bearing liabilities	1,478,532	3,517	0.32%	1,327,233	6,505	0.65%

Noninterest-bearing liabilities
Noninterest-bearing checking	367,698			301,434
Other liabilities	9,880			11,941

Stockholders' equity	209,550			196,288

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,065,660			$1,836,896

Net interest income (FTE)(3)		$43,124	2.89%		$41,618	3.16%

Spread Analysis (FTE)
Interest income/average assets	$46,641	3.01%		$48,123	3.49%
Interest expense/average assets	$3,517	0.23%		$6,505	0.47%
Net interest income/average assets	$43,124	2.78%		$41,618	3.02%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the nine months ended September 30, 2021 and 2020, the Company's net interest margin adjusted for tax exempt income was 2.89% and 3.16%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2021 totaled $42.5 million compared to $40.9 million for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, interest income declined $1.4 million, or 3%, when compared to the same period in 2020. The decrease is primarily due to a reduction in interest rates, offset in part by $3.9 million of fees recognized in commercial loan interest income from PPP loans during the nine months ended September 30, 2021 as compared to $1.2 million of fees recognized during the same period of 2020.

Interest expense declined $3.0 million, or 46%, for the nine months ended September 30, 2021 when compared to the same period in 2020. The lower interest expense for the period is primarily attributable to a decline in market interest rates and offset in part by increases in average deposit balances.

Provision (credit) for Loan Losses

A (credit) for loan losses of ($540) thousand was recognized for the nine months ended September 30, 2021 as compared to a provision for loan losses of $4.4 million for the nine months ended September 30, 2020. Net loan recoveries totaled $155 thousand for the nine months ended September 30, 2021 compared to net loan charge offs of $1.1 million for the nine months ended September 30, 2020. The (credit) for loan losses in 2021 was primarily due to loan recoveries and a reduction in a specific reserve. The provision for loan losses in 2020 was primarily due to uncertainties associated with the economic slow-down created by the COVID-19 pandemic.

Noninterest Income and Expense

Noninterest income for the nine months ended September 30, 2021 totaled $7.8 million as compared to $7.9 million for the nine months ended September 30, 2020, a decrease of 1%. Wealth management income increased, but was offset by a decrease in securities gains when comparing periods. The increase in wealth management income was primarily related to growth in the assets under management, fueled by a favorable equity market and new account relationships.

Noninterest expense for the nine months ended September 30, 2021 totaled $27.3 million compared to $27.4 million recorded for the nine months ended September 30, 2020. Most of the decrease was related to salaries and employee benefits primarily due to a reduction in the number of employees and increased deferred loan costs associated with PPP loan volume, offset in part by normal increases in salaries and other benefits, including health insurance. This decrease was offset by an increase in FDIC insurance assessments and data processing costs. The efficiency ratio was 54.3% and 56.3% for the nine months ended September 30, 2021 and 2020, respectively.

Income Taxes

Income tax expense for the nine months ended September 30, 2021 totaled $4.9 million compared to $3.2 million recorded for the nine months ended September 30, 2020. The effective tax rate was 21% and 19% for the nine months ended September 30, 2021 and 2020, respectively. The lower than expected tax rate in 2021 and 2020 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Balance Sheet Review

As of September 30, 2021, total assets were $2.1 billion, a $120.7 million increase compared to December 31, 2020. This increase in assets is primarily due to investment securities and was funded by growth in our deposits due in part to federal government stimulus programs and a lack of other desirable fixed income alternatives for our customers.

Investment Portfolio

The investment portfolio totaled $765.4 million as of September 30, 2021, an increase of $168.4 million from the December 31, 2020 balance of $597.0 million. The increase in securities available-for-sale is primarily due to purchases of treasuries and municipals as deposit growth exceeded loan growth.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of September 30, 2021, gross unrealized losses of $3.1 million, are considered to be temporary in nature due to the interest rate environment and other general economic factors. As a result of the economic slowdown resulting from the COVID-19 pandemic, certain bonds in the investment portfolio may become other-than-temporarily impaired and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have other-than-temporary impairment as of September 30, 2021.

At September 30, 2021, the Company’s investment securities portfolio included securities issued by 287 government municipalities and agencies located within 27 states with a fair value of $276.7 million. At December 31, 2020, the Company’s investment securities portfolio included securities issued by 279 government municipalities and agencies located within 24 states with a fair value of $251.6 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Storm Lake, Iowa, general obligation bonds with a fair value of $7.8 million (approximately 2.8% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of September 30, 2021; the bonds are repayable from the levy of continuing annual tax on all the taxable property within the territory of the city of Storm Lake.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of September 30, 2021 and December 31, 2020 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2021		2020
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$71,457	$73,002	$69,943	$72,442
Nebraska	19,635	19,671	15,019	15,446
Texas	14,810	15,196	11,253	11,927
Washington	11,038	11,293	7,329	7,702
Other (2021: 16 states; 2020: 14 states)	41,670	42,217	32,014	32,989

Total general obligation bonds	$158,610	$161,379	$135,558	$140,506

Revenue bonds:
Iowa	$63,282	$64,240	$65,461	$67,048
Texas	11,910	12,260	8,625	9,189
Nebraska	8,537	8,507	6,588	6,753
Other (2021: 19 states; 2020: 17 states)	29,580	30,266	27,206	28,088

Total revenue bonds	$113,309	$115,273	$107,880	$111,078

Total obligations of states and political subdivisions	$271,919	$276,652	$243,438	$251,584

As of September 30, 2021 and December 31, 2020, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 6 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2021		2020
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$31,282	$31,826	$32,654	$33,380
Water	20,677	21,143	21,934	22,660
College and universities, primarily dormitory revenues	15,013	15,347	11,332	11,810
Sewer	14,258	14,435	11,302	11,724
Leases	7,788	7,944	7,050	7,253
Electric power & light revenues	6,134	6,305	7,075	7,279
Other	18,157	18,273	16,533	16,972

Total revenue bonds by revenue source	$113,309	$115,273	$107,880	$111,078

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $1.126 billion and $1.130 billion as of September 30, 2021 and December 31, 2020, respectively. The decrease was primarily due to a reduction in PPP and construction loans, offset in part by an increase in the commercial real estate and 1-4 family residential loan portfolio. The PPP loans totaled $14.8 million and $50.9 million as of September 30, 2021 and December 31, 2020, respectively. The PPP loans bear an interest rate of 1.0% and generally have a two to five year maturity. The Small Business Administration has provided fees to financial institutions to originate the PPP loans with recognition of the fees over the life of the loans. The Company has $652 thousand of unrecognized net PPP loan fees as of September 30, 2021. Management expects these loans to be forgiven and the net fees associated with these loans will be accelerated into interest income.

Deposits

Deposits totaled $1.84 billion and $1.72 billion as of September 30, 2021 and December 31, 2020, respectively. The change in deposits since December 31, 2020 was due to increases across all types except certificates of deposits which continue to decline due to the current rate environment. Balance fluctuations were primarily due to government stimulus programs and normal customer activity, as customers’ liquidity needs vary at any given time. Funds disbursed under the PPP program were deposited into customer accounts and may impact overall deposit fluctuations as customers spend those funds according to the PPP guidelines. Deposit levels may be impacted in future periods by additional government stimulus or distressed economic conditions.

Dividends Payable

There was $2.4 million of dividends payable as of September 30, 2021 as compared to no dividends payable as of September 30, 2020. For the quarter ended September 30, 2021 the dividend was declared on August 17, 2021 and will be paid in the fourth quarter of 2021. For the quarter ended September 30, 2020 the dividend was not declared until October 14, 2020 and was paid in the fourth quarter of 2020. In the past, dividends were declared in one quarter and then paid in the subsequent quarter, we returned to this practice in the third quarter of 2021.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on September 30, 2021 totaled $1.126 billion compared to $1.130 billion as of December 31, 2020. Net loans comprise 54% of total assets as of September 30, 2021. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.11% at September 30, 2021, as compared to 1.33% at December 31, 2020. The decrease in the level of problem loans is due primarily to payoffs of nonaccrual loans. The Company’s level of problem loans as a percentage of total loans at September 30, 2021 of 1.11% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of June 30, 2021, of 0.60%, most recent available.

Impaired loans totaled $12.5 million as of September 30, 2021 and have decreased $2.8 million as compared to the impaired loans of $15.3 million as of December 31, 2020. The decrease is primarily due to payoffs of nonaccrual loans.

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

The Company had TDRs of $10.6 million as of September 30, 2021 and $11.3 million as of December 31, 2020, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. No additional specific reserve was provided for the three and nine months ended September 30, 2021 and 2020. The Company had no charge-offs and $262 thousand of recoveries for TDR’s for the three and nine months ended September 30, 2021, respectively. The Company had $15 thousand and $31 thousand of charge-offs for TDR’s for the three and nine months ended September 30, 2020, respectively. The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans are on nonaccrual.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of September 30, 2021, nonaccrual loans totaled $12.5 million and there were $84 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $15.3 million and loans past due 90 days and still accruing totaled $39 thousand as of December 31, 2020. The decrease in nonaccrual loans is due primarily to payoffs of nonaccrual loans. Real estate owned totaled $768 thousand and $218 thousand as of September 30, 2021 and December 31, 2020, respectively.

The agricultural real estate and agricultural operating loan portfolio classifications remain elevated. The watch and special mention loans in these categories totaled $35.9 million as of September 30, 2021 as compared to $54.1 million as of December 31, 2020. This decrease is generally due to payments received from various agricultural customers. The substandard and impaired loans in these categories totaled $7.3 million and $9.5 million as of September 30, 2021 and December 31, 2020, respectively.

The watch and special mention loans classified as commercial real estate totaled $103.9 million as of September 30, 2021 as compared to $111.9 million as of December 31, 2020. The substandard and impaired commercial real estate loans totaled $34.2 million and $37.9 million as of September 30, 2021 and December 31, 2020, respectively.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2021 was 1.47%, as compared to 1.50% at December 31, 2020. The allowance for loan losses totaled $16.8 million and $17.2 million as of September 30, 2021 and December 31, 2020, respectively. PPP loans are government guaranteed and the impact on the allowance for loan loss was not significant.

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

As of September 30, 2021, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash and due from banks and interest-bearing deposits in financial institutions and federal funds sold as of September 30, 2021 and December 31, 2020 totaled $148.4 million and $191.5 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of September 30, 2021 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $306.6 million, with $3.0 million of outstanding FHLB advances. The Company also has a $4 million line of credit with an unaffiliated bank, with no outstanding borrowings as of September 30, 2021. Federal funds borrowing capacity at correspondent banks was $107.9 million, with no outstanding federal fund purchase balances as of September 30, 2021. The Company had securities sold under agreements to repurchase totaling $36.3 million as of September 30, 2021.

Total investments as of September 30, 2021 were $765.4 million compared to $597.0 million as of December 31, 2020. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of September 30, 2021.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2021 totaled $23.7 million compared to $21.3 million for the nine months ended September 30, 2020. The increase of $2.4 million in cash provided by operating activities was primarily due to an increase in net income.

Net cash used in investing activities for the nine months ended September 30, 2021 was $134.7 million compared to $178.2 million for the nine months ended September 30, 2020. The decrease of $43.5 million in cash used in investing activities was primarily due to a decrease in interest-bearing deposits in financial institutions and loans, offset in part by an increase in purchases of investments.

Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $111.7 million compared to $145.0 million for the nine months ended September 30, 2020. The decrease in cash provided by financing activities of $33.3 million was primarily due to a lower increase in deposits between periods. As of September 30, 2021, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $7.1 million and $7.2 million for the nine months ended September 30, 2021 and 2020, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $2.1 million as of September 30, 2021.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

On April 16, 2021, the Company entered into a commitment with a contractor to build a new branch in West Des Moines, Iowa for $1.7 million. No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of September 30, 2021 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2021 totaled $210.4 million and was $893 thousand more than the $209.5 million recorded as of December 31, 2020. The increase in stockholders’ equity was primarily the result of the retention of net income in excess of dividends, offset in part by a reduction in accumulated other comprehensive income. The decrease in other comprehensive income is created by higher market interest rates compared to December 31, 2020, which resulted in lower fair values in the securities available-for-sale portfolio. At September 30, 2021 and December 31, 2020, stockholders’ equity as a percentage of total assets was 10.0% and 10.6%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of September 30, 2021.

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

In April, 2021, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of September 30, 2021, there were 75,397 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2021.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2021 to July 31, 2021	-	$-	-	100,000

August 1, 2021 to August 31, 2021	-	$-	-	100,000

September 1, 2021 to September 30, 2021	24,603	$23.19	24,603	75,397

Total	24,603		24,603

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: November 8, 2021	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President

By: /s/ John L. Pierschbacher

John L. Pierschbacher, Chief Financial Officer