Form 10-K
period 2021-12-31
AMES NATIONAL CORP
filed 2022-03-11
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021 or

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

As of June 30, 2021, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $219,923,303.

The number of shares outstanding of the registrant’s common stock on February 28, 2022, was 9,092,167.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on or about March 11, 2022, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100% of the stock of six bank subsidiaries consisting of two national banks and four state-chartered banks, as described below. All of the Company’s operations are conducted in the State of Iowa and primarily within the central, north-central and south-central Iowa counties of Boone, Clarke, Hancock, Marshall, Polk, Story, Taylor and Union where the Company’s banking subsidiaries are located. The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries and the management of its own loan portfolios. The principal executive offices of the Company are located at 405 5th Street, Ames, Iowa 50010. The Company’s telephone number is (515) 232-6251 and website address is www.amesnational.com.

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

The Banks’ lending activities consist primarily of short-term and medium-term commercial and agricultural real estate loans, residential real estate loans, agricultural and business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans and origination of mortgage loans for sale into the secondary market. The Banks also offer a variety of checking, savings and time deposits, cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit and automated/video teller machine access. Five of the six Banks also offer trust services, which includes wealth management services.

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

As of December 31, 2021, First National had capital of $103.0 million and 125 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2021 and 2020 of approximately $13.1 million and $9.8 million, respectively. Total assets as of December 31, 2021 and 2020 were approximately $1.11 billion and $1.03 billion, respectively.

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

As of December 31, 2021, State Bank had capital of $19.1 million and 20 full-time equivalent employees. State Bank had net income for the years ended December 31, 2021 and 2020 of approximately $3.3 million and $2.6 million, respectively. Total assets as of December 31, 2021 and 2020 were approximately $208.9 million and $196.8 million, respectively.

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

As of December 31, 2021, Boone Bank had capital of $15.1 million and 21 full-time equivalent employees. Boone Bank had net income for the years ended December 31, 2021 and 2020 of approximately $1.9 million and $1.6 million, respectively. Total assets as of December 31, 2021 and 2020 were approximately $159.0 million and $150.0 million, respectively.

Reliance State Bank, Story City, Iowa. Reliance Bank is an Iowa, state-chartered, FDIC insured commercial bank. Reliance Bank was organized in 1928. Reliance Bank was acquired by the Company in 1995 through a stock transaction whereby the then shareholders of Reliance Bank exchanged all their Reliance Bank stock for stock in the Company. In 2012, Reliance Bank completed the purchase of a bank office of Liberty Bank, F.S.B. located in Garner, Iowa. Reliance Bank provides full-service banking to businesses and residents within the Story City and Garner communities and surrounding areas. While its primary emphasis is in agricultural lending, Reliance Bank also provides the traditional lending services typically offered by community banks. It conducts business from its main office located in Story City and a full-service office located in Garner.

As of December 31, 2021, Reliance Bank had capital of $29.7 million and 33 full-time equivalent employees. Reliance Bank had net income for the years ended December 31, 2021 and 2020 of approximately $3.2 million and $2.6 million, respectively. Total assets as of December 31, 2021 and 2020 were approximately $285.6 million and $259.1 million, respectively.

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

As of December 31, 2021, United Bank had capital of $11.3 million and 20 full-time equivalent employees. United Bank had net income for the years ended December 31, 2021 and 2020 of approximately $1.2 million. Total assets as of December 31, 2021 and 2020 were approximately $126.4 million and $117.5 million, respectively.

Iowa State Savings Bank, Creston, Iowa. Iowa State Bank is an Iowa, state-chartered, FDIC insured commercial bank. Iowa State Bank was organized in 1883. Iowa State Bank was acquired by the Company in 2019 through a stock transaction for cash (“Iowa State Bank Acquisition”). Iowa State Bank provides full-service banking to businesses and residents within Creston, Iowa and the surrounding areas. While its primary emphasis is in agricultural lending, Iowa State Bank also provides the traditional lending services typically offered by community banks. It conducts business from its main office located in Creston and full-service offices located in Creston and Lenox.

As of December 31, 2021, Iowa State Bank had capital of $26.5 million and 34 full-time equivalent employees. Iowa State Bank had net income for year ended December 31, 2021 and 2020 of approximately $2.1 million and $1.7 million, respectively. Total assets as of December 31, 2021 and 2020 were approximately $252.4 million and $237.0 million, respectively.

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

The Banks provide innovative, quality financial services, such as: Online Banking, Mobile Banking, Private Banking and Wealth Management that meet the evolving banking needs of their customers and communities. The loan programs and acceptance of certain loans may vary from time-to-time depending on the funds available and regulations governing the banking industry. The Banks offer all basic types of credit to their local communities and surrounding rural areas, including commercial, agricultural and consumer loans. The types of loans within these categories are as follows:

Commercial and Construction Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations, limited liability companies and other business entities including municipalities where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and may involve personal guarantees given by the owners of the business. Approximately 55% of the loan portfolio consists of loans made for commercial purposes.

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

1-4 Family Residential Loans. 1-4 family residential loans are typically available to finance homes, home improvements and home equity lines of credit. These loans are made on a secured basis. Approximately 21% of the loan portfolio consists of loans made for 1-4 family residential purposes.

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

First National, Boone Bank, State Bank, United Bank and Iowa State Bank offer wealth management services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts and agency accounts. Assets under management amount to $401.8 million and $345.8 million as of December 31, 2021 and 2020, respectively. The Banks also provide farm management, investment and custodial services for individuals, businesses and non-profit organizations.

The Banks earn income from the origination and referral of residential mortgages that are sold in the secondary real estate market without retaining the mortgage servicing rights.

The Banks offer traditional banking services, such as safe deposit boxes, wire transfers, direct deposit, automated/video teller machine access and automatic drafts (ACH) for various accounts.

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

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios that do not exceed 80% and secured by a first priority lien position. Loans are typically subject to interest rate adjustments between five and seven years from origination. Fully amortized monthly repayment terms normally do not exceed twenty five years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 58% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in our primary market areas in Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is heavily dependent on commodity prices, weather conditions, government programs and trade policies.

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

Commercial and Agricultural Term Loans – These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan-to-value ratios generally do not exceed 75% of the cost or value of the assets. Loans are normally guaranteed by the principal(s). These loans also include Paycheck Protection Program (“PPP”) loans originated as a part of the CARES Act. Commercial and agricultural operating and term loans represent approximately 17% of the loan portfolio.

Residential First Mortgage Loans – Proceeds of these loans are used to buy or refinance the purchase of residential real estate with the loan secured by a first lien on the real estate. Most of the residential mortgage loans originated by the Banks (including servicing rights) are sold in the secondary mortgage market due to the higher interest rate risk inherent in the 15 and 30 year fixed rate terms consumers prefer. Loans that are originated and not sold in the secondary market generally have fixed rates of up to fifteen years. The maximum amortization of first mortgage residential real estate loans is 30 years. First mortgage residential loans are also referred to an unaffiliated company that originates these loans in exchange for a fee. The loan-to-value ratios normally do not exceed 90% without credit enhancements such as mortgage insurance. Property insurance is required on all loans to protect the Banks’ collateral position.

Home Equity Term Loans – These loans are normally for the purpose of home improvement or other consumer purposes and are secured by a junior mortgage on residential real estate. Loan-to-value ratios normally do not exceed 90% of market value.

Home Equity Lines of Credit - The Banks offer a home equity line of credit generally with a maximum term of 60 months. These loans are secured by a junior mortgage on the residential real estate and normally do not exceed a loan-to-market value ratio of 90% with the interest adjusted quarterly. Residential first mortgage loans, home equity term loans and home equity lines of credit represent approximately 21% of the loan portfolio.

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

Environmental, Social and Governance (“ESG”)

Human Capital

The Company is a bank holding company of six community banks, headquartered in Ames, Iowa. Our workforce is located in the following Iowa communities: Ames, Ankeny, Boone, Creston, Garner, Johnston, Lenox, Marshalltown, Nevada, Osceola, Story City and West Des Moines. Our markets are comprised of metropolitan and rural areas alike, which results in a diversified customer base and workforce.

The Board of Directors is responsible for the benefit programs offered to our employees. The Company has a human resources officer, as does each affiliate Bank. The Presidents of the Banks and the human resources officers are responsible for compensation, recruitment, development and retention. The Company annually reviews a succession plan for key employees.

The Company employs approximately 281 employees, of which 93% are full-time employees and the remaining 7% are part-time employees. Of the 281 employees, 125 employees were considered officers of the Company. As of December 31, 2021, approximately 67% of our current workforce was female and 33% was male. Approximately 4% of our workforce consisted of ethnically diverse employees as of December 31, 2021. There are no labor unions involved with the Company and we consider our relationship with our employees to be satisfactory. There are no employment contracts between the Company and its employees as of December 31, 2021.

As part of our compensation philosophy, we believe that we must offer and maintain market competitive compensation and benefit programs for our employees in order to attract and retain talent. The goal of our compensation program is to create superior long-term value for our stockholders by attracting, motivating and retaining outstanding employees who serve our customers while generating financial performance that is consistently better than our peers. In addition to competitive base wages, the Company provides its employees with a comprehensive program of benefits, including comprehensive medical, vision and dental plans, long-term and short-term disability coverage, employee assistance programs, a 401(k) profit sharing plan, and a cash bonus based on bank performance. Our approach also produces longevity in our workforce. The average tenure of our employees is approximately eleven years.

The Company is committed to improving our recruiting and retention related to diversity and inclusion. To such ends, the Company has developed a Diversity and Inclusion Vision Statement. As the Company prepares for the workforce of the future, we are mindful of the importance of diversity and inclusion as a core component of these efforts.

We are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate. This includes allowing some employees to work from home. No employees have been furloughed or laid off as a result of COVID-19.

Social/Sustainability

The Company encourages our employees to be engaged in our communities. This engagement consists of sponsorship of local activities and donations to charitable organizations in our communities. The United Way is one organization that our Company and employees are involved with through time and generous donations.

The Company contributed over $400,000 to various charitable and community organizations in 2021. Company employees volunteered approximately 7,100 hours serving various charitable organizations in our Banks’ communities. A number of our employees serve in leadership positions for nonprofit or community service organizations.

The Company originated 2,152 PPP loans which represented over $123.3 million to support businesses during the COVID-19 pandemic.

Corporate Governance

The Board of Directors has a separation of the CEO and Board Chair position, with the Board Chair being independent under the NASDAQ governance standards. Nine of the eleven board members are independent directors. All directors serving on Board committees are independent under NASDAQ governance standards. The Company has established an age limitation policy for directors. Three of the eleven directors are female. All directors own Company stock and in their capacities as directors of the Banks participated in the Director Stock Incentive Plan adopted by each of the Banks. Certain transactions in Company stock are prohibited, including short-selling and hedging.

A significant portion of compensation of the executive officers is dependent on Company’s operating results. Executive officer performance is evaluated annually. The Company provides a limited amount of perquisites to its executive officers.

Market Area

The Company operates six commercial banks with locations in Boone, Clarke, Hancock, Marshall, Polk, Story, Taylor and Union Counties in central, north-central and south-central Iowa that all offer a full line of business and consumer loan and retail and commercial deposit services. All banks, except Reliance Bank, offer wealth management services.

First National is headquartered in Ames, Iowa with a population of 66,400. The major employers are Iowa State University, Ames Laboratory, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Danfoss and McFarland Clinic. First National maintains four offices in the Des Moines metro area with a population of approximately 709,000. The major employers in the Des Moines metro market are State of Iowa, Principal Financial Group, Wells Fargo, UnityPoint Health, Mercy Medical Center, Nationwide Insurance, Corteva Agriscience, Hy-Vee Food Corp and John Deere. First National maintains two offices in Osceola, Iowa with a population of 5,400. Osceola is the county seat of Clarke County. The major employers in Clarke County are Hormel Foods, Miller Products Co., SIMCO Drilling Equipment, Inc., Clarke County Hospital, Lakeside Casino, Paul Mueller Company and Boyt Harness Company. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans and real estate loans.

Boone Bank is located in Boone, Iowa with a population of 12,500. Boone is the county seat of Boone County. The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and CDS Global. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 6,900. Nevada is the county seat of Story County. The major employers are Story County Medical Center, Mid-American Manufacturing, Mid-States Millwright & Builders, Inc., Burke Corporation and Almaco. State Bank provides various types of loans with a major agricultural presence.

Reliance Bank is headquartered in Story City, Iowa with a population of 3,400. The major employers in the Story City area are Bethany Manor, American Packaging, M.H. Eby, Inc. and Record Printing. The Bank also maintains an office in Garner, Iowa with a population of 3,100. Garner is the county seat of Hancock County. The major employers in the Garner area are Iowa Mold & Tooling and Stellar Industries. All locations are in agricultural areas and the Bank has a strong presence in this type of lending.

United Bank is located in Marshalltown, Iowa with a population of 27,600. The major employers are Iowa Veterans Home, Marshalltown School District, JBS Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and UnityPoint Health. Marshalltown is the county seat of Marshall County. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans and real estate loans.

Iowa State Bank is headquartered in Union County in Creston, Iowa with a population of 7,500. Iowa State Bank has one additional office in Creston and an additional office located in Taylor County in Lenox, Iowa with a population of 1,300. The major employers are Bunn-O-Matic Corporation, Wellman Dynamics Corporation, Southwestern Community College, Greater Regional Medical Center and Michael Foods, Inc. Creston is the county seat of Union County. All locations are in agricultural areas and the Bank has a strong presence in this type of lending.

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

As of December 31, 2021, there were 53 FDIC insured institutions having approximately 134 locations within Boone, Clarke, Hancock, Marshall, Polk, Story, Taylor and Union County, Iowa where the Banks' offices are located. First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County. Reliance Bank has the largest percentage of deposits in Hancock County.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020 to provide national emergency economic relief measures. The Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (“CRRSAA”) was signed into law on December 27, 2020 to supplement and expand the CARES Act. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Company and the Banks, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Banks. Furthermore, as the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. The Company continues to assess the impact of the CARES Act, CRRSA and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. The CARES Act amended the Small Business Administration’s (“SBA”) loan program, in which the Banks participate, to create a guaranteed, unsecured loan program to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. On December 27, 2020 the CRRSAA was signed into law and provided funding to reopen the PPP to new qualifying borrowers of “First Draw” PPP loans, provide opportunities for certain borrowers of existing PPP loans to increase their First Draw loan, and create an opportunity for certain businesses to obtain a “Second Draw” PPP loan. As participating lenders in the PPP, the Banks continue to monitor legislative, regulatory, and supervisory developments related thereto.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as Troubled Debt Restructuring (“TDRs”) and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020, extended to January 1, 2022 under CRRSAA, or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications. See Note 4 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information about the COVID-19-related loan modifications completed by the Company.

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

First National and United Bank are national banks subject to primary federal regulation and supervision by the Office of Comptroller of the Currency (“OCC”), although United Bank is presently seeking regulatory approval to convert from a national bank to a state bank. The FDIC, as an insurer of the deposits to the maximum extent permitted by law, also has some limited regulatory authority over First National and United Bank, as national banks. State Bank, Boone Bank, Reliance Bank and Iowa State Bank are state banks subject to regulation and supervision by the Iowa Division of Banking, as will be United Bank if its application to convert to a state bank is approved, as the Company expects. The state Banks are also subject to regulation and examination by the FDIC, which insures their respective deposits to the maximum extent permitted by law. The federal laws that apply to the Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and the deposit insurance fund of the FDIC and not to protect stockholders of such institutions or their holding companies.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”). Pursuant to the Dodd-Frank Act, the Banks are subject to regulations promulgated by the consumer protection bureau housed within the Federal Reserve, known as the Consumer Financial Protection Bureau (the “Bureau” or “CFPB”). The Bureau promulgates rules and orders with respect to consumer financial products and services and has substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Banks. The Bureau will not, however, examine or supervise the Banks for compliance with such regulations; rather, enforcement authority will remain with the Banks’ primary federal regulator although the Banks may be required to submit reports or other materials to the Bureau upon its request.

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

FDIC Insurance. The deposit insurance coverage limit is $250,000 per depositor, per insured depository institution for each account ownership category. The FDIC has adopted a risk-based insurance assessment system under which depository institutions contribute funds to the FDIC insurance fund based on their risk classification. In 2019, the FDIC announced the deposit insurance fund reserve ratio was above 1.35%. Since the reserve ratio remained above 1.35% in 2020, the Banks received a small bank assessment credit in the first and second quarter of 2020. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after an administrative hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law.

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The Agencies have also provided an optional community bank leverage ratio framework to provide a simple measure of capital adequacy for certain community banking organizations. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with capital level requirements as of December 31, 2021.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. A financial institution first became eligible to elect to be subject to this new definition as of March 31, 2020.

Community Bank Leverage Ratio Requirements. The Community Bank Leverage Ratio is an optional method to compute regulatory capital requirements. The Community Bank Leverage Ratio is designed to reduce the burden of BASEL III by removing requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. Additionally, such insured depository institutions are considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The Company elected to use the CBLR framework in 2020, but decided in 2021 to change back to the capital rules under BASEL III. The 9 percent capital ratio was reduced to 8 percent as of June 30, 2020, increased to 8.5 percent on January 1, 2021 and returns to 9 percent beginning on January 1, 2022.

As of December 31, 2021, the Banks exceeded all of their regulatory capital requirements and were designated as “well capitalized” under federal guidelines. See Note 14 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements under prompt corrective action. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized." Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2021, each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

Reserves Against Deposits

Prior to March 26, 2020, the Federal Reserve required all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% had to be maintained against total transaction accounts of $182.9 million or less (subject to an exemption not in excess of the first $21.1 million of transaction accounts). A reserve of $4.854 million plus 10% of amounts in excess of $182.9 million had to be maintained in the event total transaction accounts exceeded $182.9 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve could be used to satisfy applicable liquidity requirements. Because required reserves were maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement was to reduce the earning assets of the Banks.

The Federal Reserve announced on March 15, 2020, that the reserve requirement ratios would be reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. Currently the Board has no plans to re-impose reserve requirements but retains the right to do so.

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

The monetary policies of the Federal Reserve have had a material impact on the operating results of commercial banks in the past and are expected to have a similar impact in the future. The U.S. Congress established three key objectives for monetary policy in the Federal Reserve Act: maximizing employment, stabilizing prices, and moderating long-term interest rates. The first two objectives are sometimes referred to as the Federal Reserve's dual mandate. Its duties have expanded over the years, and includes supervising and regulating banks, maintaining the stability of the financial system and providing financial services to depository institutions, the U.S. government, and foreign official institutions. The Federal Reserve conducts research into the economy and releases numerous publications. Also important in terms of effect on banks are controls on interest rates paid by banks on deposits and types of deposits that may be offered by banks. The Federal Open Market Committee (“FOMC”), a committee within the Federal Reserve System, is charged under the United States of America (“USA”) law with overseeing the nation's open market operations (i.e., the Federal Reserve Banks buying and selling of USA government securities). This Federal Reserve committee makes key decisions about interest rates and the growth of the USA money supply. The FOMC is the principal organization of USA national monetary policy. The Committee sets monetary policy by specifying the short-term objective for the Federal Reserve Bank's open market operations, which is usually a target level for the federal funds rate (the rate that commercial banks charge between themselves for overnight loans).

Availability of Information on Company Website

The Company files periodic reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Company makes available on or through its website free of charge all periodic reports filed by the Company with the SEC, including any amendments to such reports, as soon as reasonably practicable after such reports have been electronically filed with the SEC. The internet address of the Company’s website is: www.amesnational.com.

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

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	59	President and Director of First National.

Stephen C. McGill	67	President and Director of State Bank.

John P. Nelson	55

Chief Executive Officer, President and Director of the Company. Director and Chairman of State Bank and United Bank and Director of First National and Iowa State Bank; previously Chief Financial Officer and Secretary of the Company.

John L. Pierschbacher	62	Chief Financial Officer, Director and Secretary of the Company. Director and Chairman of Boone Bank and Reliance Bank; previously Controller of the Company.

Jeffrey K. Putzier	60	President and Director of Boone Bank.

Richard J. Schreier	54	President and Director of Reliance Bank.

Adam R. Snodgrass	41	President and Director of Iowa State Bank; previously CEO, CFO and director of Iowa State Bank prior to the Iowa State Bank Acquisition.

Robert A. Thomas	62	President and Director of United Bank; previously Senior Loan Officer of United Bank.

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

Economic and Market Condition Risks

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

Economic conditions in our market, the state of Iowa, and the United States have been highly volatile primarily due to the COVID-19 pandemic. If the COVID-19 pandemic wanes economic conditions may improve, but there can be no assurance that this improvement will continue or occur at a meaningful rate. Stagnant or declining economic conditions, whether due to continuing adverse effects of the pandemic or otherwise, could materially and adversely affect our results of operations and financial condition.

Higher inflation may affect the Company’s interest rates, provision for loan losses and general operating expenses.

Consumer inflation, as measured by the Consumer Price Index for All Urban Consumers (“CPI”) has increased from 1.4% as of December 31, 2020 to 7.0% as of December 31, 2021. This increase in inflation creates upward pressure on the cost of hiring, training, and retaining employees, other general operating expense and interest rates. The challenge for the Company will be keeping wages competitive and maintaining general operating expenses at their current levels, while balancing a potential decrease in net interest income due to the Company’s greater sensitivity to the repricing of its interest-bearing liabilities than its interest-earning assets in the short-term. The Company’s provision for loan losses may be impacted by the borrower’s ability to service their debt if inflation is prolonged.

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

Although the Company continued operating during the initial shutdowns, the COVID-19 pandemic has caused disruptions to our business and could continue to cause disruptions in the future. Impacts to our business have included costs due to remote access for our employees and additional health and safety precautions implemented at our offices; increases in customers' inability to make scheduled loan payments; increases in requests for loan modifications; and an adverse effect on accounting estimates that we use to determine our provision and allowance for credit losses. A worsening or prolonged continuation of unfavorable economic conditions could further impact our provision and allowance for credit losses, and could impact the value of certain assets that we carry on our balance sheet such as goodwill.

While we have taken and are continuing to take precautions to protect the safety and well-being of our employees and customers, no assurance can be given that the steps being taken will be adequate or appropriate. The continued or renewed spread of COVID-19, including the new Omicron variant of the virus recently discovered, could negatively impact the availability of key personnel necessary to conduct our business, the business and operations of our third-party service providers who perform critical services for our business, or the businesses of many of our customers.

Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:

●	the pandemic's course, duration and severity;
●

the direct and indirect results of the pandemic, such as the disruption of supply chains, the emergence of significant inflationary pressures in the economy and recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, consumer spending and real estate market values;

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

We are monitoring the continuing effects of the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise result in a continuation or worsening of the current economic environment, our business, financial condition, and results of operations could be materially adversely affected.

Credit Risks

The Company’s business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards, implement and observe appropriate procedures for monitoring our outstanding loans and ensure that our bankers follow those standards and procedures. The weakening of these standards or procedures for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, our inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers may negatively impact the quality of our loan portfolio, result in loan defaults, foreclosures and additional charge-offs and necessitate that we significantly increase our allowance for loan losses, therefore reducing our earnings. As a result, our inability to successfully manage credit risk, particularly during the period of economic disruption caused by the continuation of the COVID-19 pandemic, could have a material adverse effect on our business, financial condition or results of operations.

The commercial real estate loan portfolio is a significant part of the Company’s business and subject to the risk of fluctuating collateral values.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2021. The market value of real estate securing these loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

The COVID-19 pandemic has had a negative impact on the national, Iowa and local economies and, in turn, on the Company’s borrowers. In particular, the Company’s management believes that the credit risk associated with the hospitality and fitness loans included in the Company’s commercial real estate portfolio has been heightened as a result of the pandemic. This sector has been affected more than other areas of the Company’s loan portfolio and, consequently, the credit management team has remained in regular contact with these borrowers in an effort to better manage potential credit losses.

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

Determination of the allowance is inherently subjective, and has become more challenging with the uncertainty of the effects and duration of the COVID-19 pandemic, as it requires significant estimates and management’s judgment of credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses to be funded through provision expense. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Also, if charge-offs in future periods exceed the allowance for loan losses or increase significantly; we will need additional provisions to increase the allowance. Any increase in provision expense will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

Loans to agricultural-related borrowers are subject to factors beyond the Company’s control, including fluctuations in commodity and livestock prices, government trade policies and other risks, which could negatively impact the Company’s loan portfolio.

A significant portion of our loan portfolio consists of loans to borrowers who are directly or indirectly affected by the health of the Iowa agricultural economy. An extended period of low commodity and/or livestock prices, together with other risks to which our agricultural borrowers are subject, including poor weather conditions, higher input costs, changes in governmental support programs and uncertainty regarding governmental mandates affecting ethanol production, could result in reduced cash flows and profit margins, negatively affecting these borrowers and making it more difficult for them to repay their loan obligations to us. Moreover, uncertainty as to the status of tariffs on products that our agricultural borrowers export to foreign markets could result in further volatility and deterioration of the price of agricultural products, providing further challenges and risk to our portfolio of agricultural loans. A general decline in the agricultural economy could also negatively affect us by reducing the value of agricultural real estate which secures some of our agricultural loans, creating the potential for greater losses if these borrowers are unable to repay their loans and we are forced to rely on this collateral. Moreover, a general decline in the agricultural economy could also negatively impact some of our commercial borrowers whose businesses are directly or indirectly dependent on the health of the agricultural economy. All of these risks, which are beyond our control, could produce losses in our loan portfolio and adversely affect our financial condition or results of operations.

Credit risk related to defaulted PPP loans that are determined to be non-compliant.

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

As of December 31, 2021, the fair value of our securities portfolio was approximately $831.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, an unfavorable change in the liquidity of an investment, rating agency downgrades of the securities, reinvestment risk, liquidity risk, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause us to recognize an other-than- temporary impairment (OTTI) in future periods and result in realized losses that negatively impact earnings. The success of any investment activity is affected by general economic conditions. Unexpected volatility or illiquidity in the markets in which we hold securities could reduce our liquidity and stockholders' equity. To mitigate these risks, we have access to lines of credit that provide additional liquidity, if needed.

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

Short-term federal funds interest rates remained stable in 2021 after falling 1.50% in 2020. Intermediate and longer-term rates increased in 2021 after decreasing in 2020. With interest rates now at historically low levels, but expected to increase during 2022 in response to inflationary pressure in the economy, the Company’s challenge will be managing its interest expense which will increase more quickly than interest income, as the interest-bearing liabilities reprice more quickly than earning assets, placing downward pressure on the net interest margin. A reduction in the net interest margin could negatively affect our results of operations, including earnings. In response to this challenge, we model quarterly the changes in income that would result from various changes in interest rates. Management believes our earning assets have the appropriate maturity and repricing characteristics to optimize earnings and interest rate risk positions.

The inability to deploy excess liquidity may adversely affect the Company’s business.

Maintaining adequate liquidity is essential to the banking business. Excess liquidity or the inability to maintain liquidity through deposits, borrowing, sale of securities or other sources could have a substantial negative impact on our liquidity.

We maintain liquidity primarily through customer deposits and through access to other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) overnight borrowings, purchased federal funds and a line of credit. If governmental programs or economic conditions change so that we continue to have excess liquidity due to increases in deposit balances, we might experience excess liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated increase or reductions in our liquidity. In such events, our cost of funds may decrease, but our investments options may become limited, thereby reducing our net interest income. This situation could have a material adverse impact on our results of operations and financial condition.

The Company relies on dividends and other payments from its Banks for substantially all of its revenue.

We are a separate and distinct legal entity from our Banks, and we receive substantially all of our operating cash flows from dividends and other payments from our Banks. These dividends and payments are the principal source of funds to pay dividends on our common stock. Various federal and state laws and regulations limit the amounts of dividends that our Banks may pay to us. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our Banks are unable to pay dividends to us, we may not be able to pay our obligations or pay dividends on our common stock. The inability to receive dividends from our Banks could have a material adverse effect on our business, financial condition or results of operations.

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

Because the Company has grown in part through acquisitions, goodwill and intangible assets are included in the consolidated assets reflected in our financial statements. Goodwill and intangible assets were $14.9 million as of December 31, 2021. Under generally accepted accounting principles (“GAAP”), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

In particular, the FASB issued a new accounting standard requiring companies to estimate current expected credit losses. The standard, which is a major change for banking organizations, becomes effective for the Company on January 1, 2023. The new standard is likely to result in more timely recognition of credit losses than under the incurred loss model currently used by the Company, and the Company is evaluating the extent to which the new guidance will affect results of operations.

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

Our business depends upon earning and maintaining the trust and confidence of our customers, investors, and employees. Damage to our reputation could cause significant harm to our business. Harm to our reputation could arise from numerous sources, including employee misconduct, compliance failures, litigation, breach of information security or other cybersecurity events, or governmental investigations, among other things. In addition, a failure to deliver appropriate standards of service, or a failure or perceived failure to treat customers and clients fairly could result in customer dissatisfaction, litigation, breach of information security, and heightened regulatory scrutiny, all of which could lead to lost revenue, higher operating costs and harm to our reputation. Adverse publicity about us, whether or not true, may also result in harm to our business. Should any events or circumstances that could undermine our reputation occur, there can be no assurance that the additional costs and expenses that we may incur in addressing such issues would not adversely affect our financial condition and results of operations.

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

We depend on data processing, communication and information exchange on a variety of computing platforms and networks over the Internet. A cyber-attack on our systems could result in the theft, loss or destruction of our information or the theft or improper use of confidential information about our customers, any of which could harm our reputation and expose us to financial losses. We cannot be certain all of our systems are entirely free from vulnerability to attack, despite safeguards which have been installed. We also outsource certain key aspects of our data processing and communication to certain third-party providers. While we have selected these third-party providers carefully, we cannot control their actions or their degree of compliance with their own systems of internal control. If information security is breached, or one of our service providers or vendors breaches compliance procedures, our or our customers’ information could be lost or misappropriated, resulting in financial loss or costs to us or damage to our customers or others. If information security is breached either on our systems or those of our vendors, our financial condition, results of operations, reputation and future prospects could be adversely affected.

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

The Company faces competition from other financial institutions.

The banking and financial services business in our market area continues to be a highly competitive field and is becoming more competitive as a result of:

●	changes in regulations;
●	changes in technology and product delivery systems;
●	the accelerating pace of consolidation among financial services providers; and
●	financial technology, or fintech, companies emerging in key areas of banking.

It may be difficult for us to compete effectively in the market, and our results of operations could be adversely affected by the nature or pace of change in competition. We compete for loans, deposits and customers with various bank and non-bank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets, offer a broader array of financial services or, in the case of credit unions, do not pay federal income taxes. Our strategic planning efforts continue to focus on capitalizing on our strengths in local markets while working to identify opportunities for improvement to gain competitive advantages.

Federal Government spending and increase in monetary supply could adversely affect our business.

The banking and financial services business is negatively affected by increased federal government spending and increases in monetary supply. The increase in the balances of customers deposit accounts due to government stimulus programs and increase in the monetary supply puts a strain on the Company’s capital ratios. The increase in the money supply also keeps interest rates at historically low levels and may cause inflation. Our business, financial condition and results of operations may be adversely affected by these changes if continued over a period of time.

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

The Dodd-Frank Act represented a comprehensive overhaul of the financial services industry within the United States and, among many other things, established the federal CFPB and required the CFPB and other federal agencies to implement many significant rules and regulations with which we must comply. Compliance with the law and regulations has resulted in additional costs, and not all the rules and regulations have been finalized.

We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects, although the pace of the new and proposed regulations has slowed. The cost of compliance with future regulatory requirements may adversely affect our net income.

Severe weather, natural disasters, pandemics, acts of war or terrorism or other adverse external events could significantly impact our business.

Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. In particular, the continuing COVID-19 pandemic may have an adverse impact on our customers that are directly or indirectly engaged in industries that could be affected by the pandemic, such as, hospitality and fitness clubs. Their businesses may be adversely affected by quarantines and travel restrictions in areas most affected by the COVID-19 pandemic. In addition, entire industries, such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected areas. As a result, the continuing COVID-19 pandemic may materially and adversely impact various aspects of our operations and financial results, by requiring us to take certain responsive actions, including but not limited to, increasing our loan loss reserves, incurring costs for emergency preparedness, closing branch offices or branch operations, and significant illnesses among our staff or requiring that employees work remotely, which may lead to personnel shortages. The occurrence of any of the events in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The trading volume in our common stock on the NASDAQ Capital Market is relatively limited compared to those of companies with larger capitalization listed on the NASDAQ Capital Market, the NASDAQ Global Markets, the New York Stock Exchange or other consolidated reporting systems or stock exchanges. A change in the supply or demand for our common stock, or other events affecting our business, may have a more significant impact on the price of our stock than would be the case for more actively traded companies. The Company’s stock is no longer included as a component of the Russell 3000 Index as of June 2021 due to the reconstitution of the Index based on market capitalization.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's office is housed in the main office of First National located at 405 5th Street, Ames, Iowa. There is a lease agreement between the Company and First National. In addition to the main office owned by First National, First National conducts its business through eight full-service offices, the West Ames office, North Grand office, Ankeny office, West Glen office, Valley Junction office, Johnston office, Downtown Osceola office, and Jeffreys office. The West Ames and North Grand offices are located in Ames, Iowa. The Ankeny office is located in Ankeny, Iowa. The West Glenn office is located in West Des Moines, Iowa and is leased from the Company. The Valley Junction office is located in West Des Moines, Iowa. The Johnston office is leased and will be closing in March 2022. The Downtown Osceola and Jefferies offices are located in Osceola, Iowa. A portion of the Ankeny and West Glen offices are leased to tenants for business purposes.

State Bank conducts its business from its main office located at 1025 Sixth Street, Nevada, Iowa.

Boone Bank conducts its business from its main office located at 716 Eighth Street, Boone, Iowa and from one additional office also located in Boone, Iowa.

Reliance Bank conducts its business from its main office located at 606 Broad Street, Story City, Iowa. Reliance also has a full-service office located in Garner, Iowa. A portion of the Story City office is leased to tenants for residential and business purposes.

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

All of the properties owned by the Company and Banks are free of any mortgages.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 28, 2022, the Company had approximately 259 shareholders of record and approximately 2,185 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”. Trading in the Company’s common stock is, however, relatively limited. The closing price of the Company’s common stock was $23.96 on February 28, 2022.

The Company declared aggregate annual cash dividends in 2021 and 2020 of approximately $11.8 million and $6.9 million, respectively, or $1.29 per share in 2021 and $0.75 per share in 2020. Dividends are typically declared in one quarter and then paid in the subsequent quarter. Beginning in July 2020 the dividends were declared and paid in the same quarter before returning to the previous practice in August 2021. In February 2022, the Company declared a quarterly cash dividend of approximately $2.5 million or $0.27 per share.

The decision to declare cash dividends in the future and the amount thereof rests within the discretion of the Board of Directors of the Company and will be subject to, among other things, the future earnings, capital requirements and financial condition of the Company and certain regulatory restrictions imposed on the payment of dividends by the Banks. Such restrictions are discussed in greater detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and in Note 14 (Regulatory Matters) to the Company’s financial statements included herein.

The Company does not maintain or sponsor any equity compensation plans covering its executives or employees of the Company or the Banks.

In November 2021 the Board of Directors approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in April 2021) that expired in November 2021. The Company purchased 30,580 shares in 2021 and 100,000 shares in 2020 under the Stock Repurchase Plans that were in effect during 2021 and 2020.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2021.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2021 to October 31, 2021 (1)	5,977	$23.26	30,580	69,420

November 1, 2021 to November 30, 2021 (1) and (2)	-	$-	-	100,000

December 1, 2021 to December 31, 2021 (2)	-	$-	-	100,000

Total	5,977		30,580

(1)	The Stock Repurchase Plan adopted in April 2021 expired in November 2021 and no shares remain available for purchase under this plan as a result of the expiration.
(2)

A successor Stock Repurchase Plan was approved and became effective on November 10, 2021 and authorized the purchase of up to 100,000 shares. This plan is scheduled to expire on November 9, 2022. No shares were purchased under this plan during November or December 2021.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following financial data of the Company for the three years ended December 31, 2019 through 2021 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2021	2020	2019

STATEMENT OF INCOME DATA
Interest income	$60,482	$62,941	$56,177
Interest expense	4,485	8,098	10,929

Net interest income	55,997	54,843	45,248
Provision (credit) for loan losses	(757)	5,681	1,314

Net interest income after provision (credit) for loan losses	56,754	49,162	43,934
Noninterest income	10,537	10,620	8,629
Noninterest expense	36,618	36,551	31,522

Income before provision for income tax	30,673	23,231	21,041
Provision for income taxes	6,760	4,381	3,847

Net income	$23,913	$18,850	$17,194

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared*	$11,753	$6,859	$8,861
Cash dividends declared per share*	$1.29	$0.75	$0.96
Basic and diluted earnings per share	$2.62	$2.06	$1.86
Weighted average shares outstanding	9,114,379	9,148,244	9,236,989

BALANCE SHEET DATA
Total assets	$2,137,041	$1,975,648	$1,737,183
Net loans	1,144,108	1,129,505	1,048,147
Deposits	1,878,019	1,716,446	1,493,175
Stockholders' equity	207,778	209,486	187,579
Equity to assets ratio	9.72%	10.60%	10.80%

FINANCIAL PERFORMANCE
Net income	$23,913	$18,850	$17,194
Average assets	2,082,705	1,866,188	1,504,176
Average stockholders' equity	209,135	198,880	181,300

Return on assets (net income divided by average assets)	1.15%	1.01%	1.14%
Return on equity (net income divided by average equity)	11.43%	9.48%	9.48%
Net interest margin (net interest income divided by average earning assets)**	2.83%	3.13%	3.21%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	55.04%	55.83%	58.51%
Dividend payout ratio (dividends per share divided by net income per share)*	49.24%	36.41%	51.61%
Dividend yield (dividends per share divided by closing year-end market price)*	5.27%	3.12%	3.42%
Equity to assets ratio (average equity divided by average assets)	10.04%	10.66%	12.05%

* Dividends are typically declared in one quarter and then paid in the subsequent quarter.  Beginning in July 2020 the dividends were declared and paid in the same quarter before returning to the previous practice in August 2021.

** See page 32 for further discussion of this Non-GAAP financial measure.

The following discussion is provided for the consolidated operations of the Company and its Banks. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and wealth management services. Some Banks also offer investment services through a third-party broker-dealer. The Company employs 17 individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems, property appraisals, training and the coordination of management activities, in addition to 254 full-time equivalent individuals employed by the Banks.

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

The Company reported net income of $23.9 million for the year ended December 31, 2021 compared to $18.9 million for the year ended December 31, 2020. This represents an increase in net income of 26.9% when comparing 2021 with 2020. The improvement in earnings in 2021 from 2020 is primarily the result of a decrease in provision for loan losses due to a significantly higher level of provision in 2020 as a result of uncertainties associated with the economic slow-down created by the COVID-19 pandemic and a reduction in interest expense due to declines in market interest rates. Earnings per share for 2021 were $2.62 compared to $2.06 in 2020. All six Banks demonstrated profitable operations during 2021 and 2020.

The Company’s return on average equity for 2021 was 11.43% compared to 9.48% in 2020. The return on average assets for 2021 was 1.15% compared to 1.01% in 2020. The increase in return on average equity and return on average assets when comparing 2021 to 2020 was primarily a result of improved earnings.

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

●

If interest rates increase significantly over a relatively short period of time due to higher inflationary numbers or other factors, the interest rate environment may present a challenge to the Company. Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income, thus placing downward pressure on net interest income. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest-bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will tend to increase more quickly than interest income as the interest-bearing liabilities reprice more quickly than earning assets, resulting in a reduction in net interest income. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Based on this modeling, management believes Bank earning assets have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

●

The agricultural community is subject to commodity price fluctuations. Extended periods of low commodity prices, higher input costs or poor weather conditions could result in reduced profit margins, reducing demand for goods and services provided by agriculture-related businesses, which, in turn, could affect other businesses in the Company’s market area. Moreover, changes in U.S. trade policy could create further volatility for commodities prices as the volume of exports of agricultural products to these foreign markets could be adversely impacted. Lastly, uncertainty regarding governmental mandates affecting ethanol production could reduce the demand for corn in the Company’s trade area, thus introducing further price volatility for this commodity. Any combination of these factors could produce losses within the Company's agricultural loan portfolio and in the commercial loan portfolio with respect to borrowers whose businesses are directly or indirectly impacted by the health of the agricultural economy. Such losses could result in an accelerated level of charge-offs and the need to increase provision expenses, thus resulting in reduced earnings.

The onset and continuation of the COVID-19 pandemic has heightened the level of challenges, risks and uncertainties facing our business and continuation of operations, including the following:

●

Some of the Company’s customers may experience decreased revenues due to the continued economic disruptions caused by the pandemic, which may correlate to an inability to make timely loan payments or maintain payrolls. This, in turn, could adversely impact the revenues and earnings of the Company by, among other things, requiring further increases in the allowance for loan losses and increases in the level of charge-offs in the loan portfolio. Management anticipates additional increases in the allowance if the effects of the COVID-19 pandemic negatively impacts the loan portfolio.

●

Market interest rates remained low throughout 2021, but are expected to increase during the course of 2022 in response to inflationary pressures on the economy which could adversely affect our net interest income, net interest margin and earnings;

●

We may experience a potential slowdown in demand for our products and services, including the demand for traditional loans, although we believe the decline may be offset, in whole or in part, due to inflation and higher interest rates;

●

We may experience an increase in risk of delinquencies, defaults and foreclosures, as well as declining collateral values and further impairment of the ability of our borrowers to repay their loans, all of which may result in additional credit charges and other losses in our loan portfolio;

●

Goodwill is currently evaluated for impairment quarterly and goodwill has been determined to not be impaired as of December 31, 2021. In the future goodwill may be impaired if the effects of the economic slowdown negatively impacts our net income and fair value. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded;

●	Declines in fair value of investment securities in our portfolio could result in impairment charges and reduce the unrealized gains reported as part of our consolidated comprehensive income; and

●

In meeting our objective to maintain our capital levels and liquidity position through the COVID-19 pandemic, our Board of Directors could reduce, or determine to altogether forego, payment of future dividends in order to maintain and/or strengthen our capital and liquidity position.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 4,391 community banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Years Ended December 31,
	2021		2020		2019
	Company	Industry	Company	Industry	Company	Industry

Return on assets	1.15%	1.25%	1.01%	1.09%	1.14%	1.19%

Return on equity	11.43%	11.61%	9.48%	9.72%	9.48%	10.24%

Net interest margin	2.83%	3.27%	3.13%	3.39%	3.21%	3.66%

Efficiency ratio	55.04%	61.42%	55.83%	62.34%	58.51%	64.06%

Capital ratio	10.04%	10.16%	10.66%	10.32%	12.05%	11.15%

Key performance indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company’s return on assets ratio was slightly lower the industry average for 2021.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company’s return on equity ratio was similar to the industry average for 2021.

●	Net Interest Margin

This ratio is calculated by dividing tax-equivalent net interest income by average earning assets. Earning assets consist primarily of loans and investments that earn interest. This ratio is used to measure how well the Company maintains interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings. The Company’s net interest margin was lower than the industry average for 2021.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was lower than the industry average for 2021.

●	Capital Ratio

The capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio was similar to the industry average for 2021.

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses that is treated as an expense and charged against earnings. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include various considerations regarding the general economic environment in the Company’s market area. To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or lesser than future charge-offs. Due to potential changes in conditions, including the economic disruption and uncertainties resulting from the continuation of the COVID-19 pandemic, it is at least reasonably possible that change in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the intent to sell the investment securities and the more likely than not requirement that the Company will be required to sell the investment securities prior to recovery (2) the length of time and the extent to which the fair value has been less than cost and (3) the financial condition and near-term prospects of the issuer. Due to potential changes in conditions, including the economic disruption and uncertainties resulting from the continuation of the COVID-19 pandemic, it is at least reasonably possible that changes in management’s assessment of other-than-temporary impairment will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment. For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions. Impairment would arise if the fair value of a reporting unit is less than its carrying value. The Company completed a quantitative assessment of goodwill as of October 1, 2021 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded that there is no impairment of goodwill as of December 31, 2021. Goodwill may be impaired in the future if actual future test results differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. The effects of the continuation of the COVID-19 pandemic may negatively impact our net income, fair value and correspondingly goodwill. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:

	2021	2020

Net interest income (GAAP)	$55,997	$54,843
Tax-equivalent adjustment (1)	823	965
Net interest income on an FTE basis (non-GAAP)	56,820	55,808
Average interest-earning assets	$2,008,217	$1,784,285
Net interest margin on an FTE basis (non-GAAP)	2.83%	3.13%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the years ended December 31, 2021 and 2020, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.

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

ASSETS
	2021			2020

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-earning assets
Loans (1)
Commercial	$105,265	$7,467	7.09%	$131,006	$6,441	4.92%
Agricultural	96,774	3,993	4.13%	105,662	5,703	5.40%
Real estate	924,905	35,697	3.86%	883,849	37,404	4.23%
Consumer and other	14,806	672	4.54%	17,748	922	5.19%

Total loans (including fees)	1,141,750	47,829	4.19%	1,138,265	50,470	4.43%

Investment securities
Taxable	562,568	8,861	1.58%	343,107	7,764	2.26%
Tax-exempt (2)	153,421	3,918	2.55%	168,700	4,593	2.72%

Total investment securities	715,989	12,779	1.78%	511,807	12,357	2.41%

Other interest-earning assets	150,478	697	0.46%	134,213	1,079	0.80%

Total interest-earning assets	2,008,217	$61,305	3.05%	1,784,285	$63,906	3.58%

Noninterest-earning assets
Cash and due from banks	26,515			26,150
Premises and equipment, net	16,971			17,538
Other, less allowance for loan losses	31,002			38,215

Total noninterest-earning assets	74,488			81,903

TOTAL ASSETS	$2,082,705			$1,866,188

(1) Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21% for the years ended December 31, 2021 and 2020.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2021			2020

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-bearing liabilities
Deposits
Savings, interest-bearing checking and money markets accounts	$1,212,935	$1,908	0.16%	$1,024,725	$3,234	0.32%
Time deposits	234,626	2,434	1.04%	273,803	4,587	1.68%

Total deposits	1,447,561	4,342	0.30%	1,298,528	7,821	0.60%
Other borrowed funds	40,705	143	0.35%	43,972	277	0.63%

Total interest-bearing liabilities	1,488,266	4,485	0.30%	1,342,500	8,098	0.60%

Noninterest-bearing liabilities
Noninterest-bearing checking	375,167			312,774
Other liabilities	10,137			12,034

Stockholders' equity	209,135			198,880

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,082,705			$1,866,188

Net interest income (FTE)(3)		$56,820	2.83%		$55,808	3.13%

Spread Analysis (FTE)(3)
Interest income/average assets		$61,305	2.94%		$63,906	3.42%
Interest expense/average assets		4,485	0.22%		8,098	0.43%
Net interest income/average assets		56,820	2.72%		55,808	2.99%

(3) Net interest income (FTE) and Spread Analysis (FTE) are non-GAAP financial measures. For further information, refer to the Non-GAAP Financial Measures section of this report.

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate loan interest income decreased $1.7 million in 2021 compared to 2020. Increased volume of real estate loans increased interest income in 2021 by $1.7 million and lower interest rates decreased interest income in 2021 by $3.4 million.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates (in thousands).

	2021 Compared to 2020
	Volume	Rate	Total (1)
Interest income
Loans
Commercial	$(1,436)	$2,462	$1,026
Agricultural	(450)	(1,260)	(1,710)
Real estate	1,677	(3,384)	(1,707)
Consumer and other	(143)	(107)	(250)

Total loans (including fees)	(352)	(2,289)	(2,641)

Investment securities
Taxable	3,919	(2,822)	1,097
Tax-exempt	(399)	(276)	(675)

Total investment securities	3,520	(3,098)	422

Other interest and dividend income	118	(500)	(382)

Total interest-earning assets	3,286	(5,887)	(2,601)

Interest-bearing liabilities
Deposits
Savings, interest-bearing checking and money market	525	(1,851)	(1,326)
Time deposits	(588)	(1,565)	(2,153)

Total deposits	(63)	(3,416)	(3,479)

Other borrowed funds	(20)	(114)	(134)

Total interest-bearing liabilities	(83)	(3,530)	(3,613)

Net interest income-earning assets	$3,369	$(2,357)	$1,012

(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest-bearing liabilities. The volume of and yields earned on earning assets and the volume of and the rates paid on interest-bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2021 and 2020, the Company's non-GAAP net interest margin was 2.83% and 3.13%, respectively, computed on an FTE basis. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net interest income during 2021 and 2020 totaled $56.0 million and $54.8 million, respectively, representing a 2.1% increase in 2021 compared to 2020. Net interest income increased in 2021 as compared to 2020 due primarily to a reduction in interest expense due to declines in market rates on deposits and higher PPP loan interest and related fees, offset in part by a reduction in interest rates on loans. In addition to interest income on PPP loans, fee income of $4.3 million and $2.3 million was recognized into interest income for the years ended December 31, 2021 and 2020, respectively.

The high level of competition in the local markets will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s primary market in Ames, Iowa, has fourteen banks, six credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other market areas in central, north-central and south-central Iowa creating similarly competitive environments.

Provision (Credit) for Loan Losses

The provision (credit) for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company’s credit for loan losses for the year ended December 31, 2021 was ($757) thousand compared to a provision for loan losses of $5.7 million for the previous year. Net loan recoveries totaled $163 thousand for the year ended December 31, 2021 compared to net loan charge offs of $1.1 million for the previous year. The credit for loan losses in 2021 was primarily due to loan recoveries, a reduction in specific reserves, and improving economic conditions. The provision for loan losses in 2020 was primarily due to uncertainties associated with the economic slow-down created by the COVID-19 pandemic and a specific reserve placed on one hospitality loan in the commercial real estate portfolio. Classified loans, excluding 1-4 family and consumer loans, decreased $14.9 million to $61.4 million in 2021 primarily due to improving credit quality. Refer to the “Asset Quality Review and Credit Risk Management” discussion for additional details with regard to loan loss provision expense.

Management believes the allowance for loan losses is adequate to absorb probable losses in the current portfolio. This statement is based upon management's continuing evaluation of inherent risks in the current loan portfolio, current levels of classified assets and general economic factors. The Company will continue to monitor the allowance and make future adjustments to the allowance as conditions dictate. Due to potential changes in conditions, including the economic disruption and uncertainties resulting from the continuing COVID-19 pandemic, it is at least reasonably possible that change in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Noninterest Income and Expense

Total noninterest income is comprised primarily of fee-based revenues from wealth management and trust services, bank-related service charges on deposit activities, net securities gains, merchant and card fees related to electronic processing of merchant and cash transactions and gain on the sale of loans held for sale.

Noninterest income during the years ended 2021 and 2020 totaled $10.5 million and $10.6 million, respectively. The decrease in noninterest income in 2021 compared to 2020 is primarily due to a decrease in gains on sale of residential loans held for sale as refinancing has slowed, fewer security gains, and was partially offset by an increase in wealth management income due to growth in assets under management, fueled by a favorable equity market and new account relationships.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 61% and 63% of noninterest expense in 2021 and 2020, respectively.

Noninterest expense during the years ended 2021 and 2020 totaled $36.6 million for both periods. Salaries and employee benefits decreased primarily due to a reduction in the number of employees and increased deferred loan costs associated with PPP loan volume, offset in part by normal increases in salaries and other benefits, including health insurance. FDIC insurance assessments, data processing, and business development costs were higher for the year ended December 31, 2021 compared to the prior year. The percentage of noninterest expense to average assets was 1.8% in 2021, compared to 2.0% during 2020.

Provision for Income Taxes

The provision for income taxes for 2021 and 2020 was $6.8 million and $4.4 million, respectively. This amount represents an effective tax rate of 22.0% and 18.9%, respectively. The Company's federal income tax rate was 21% for the years ended December 31, 2021 and 2020. The increase in the effective tax rate compared to 2020 was due to a $396 thousand deferred tax valuation allowance established in 2021 on a state tax net operating loss at the holding company. The effective tax rate in both years were also impacted by tax exempt interest income and New Markets Tax Credits.

Balance Sheet Review

The Company’s assets are comprised primarily of loans and investment securities. The majority of average earning asset maturity or repricing dates are generally five years or less for the combined portfolios as the assets are funded for the most part by short term deposits with either immediate availability or less than one-year average maturities. This exposes the Company to risk regarding changes in interest rates.

Total assets increased to $2.14 billion in 2021 compared to $1.98 billion in 2020, or 8.2%. The increase was primarily due to investment securities which was funded by growth in our deposits due in part to federal government stimulus programs and a lack of other desirable fixed income alternatives for our customers.

Loan Portfolio

Net loans as of December 31, 2021 totaled $1.14 billion, an increase of 1.3% from the $1.13 billion as of December 31, 2020. Loans increased primarily due to increases in the 1-4 family and commercial real estate loan portfolios, offset in part by a reduction due to forgiveness of PPP loans. PPP loans totaled $6.0 million and $50.9 million as of December 31, 2021 and 2020, respectively. Loans are the primary contributor to the Company’s revenues and cash flows. The average yield on loans was 241 and 202 basis points higher in 2021 and 2020, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans. As of December 31, 2021, gross loans totaled approximately $1.16 billion, which equals approximately 61.8% of total deposits and 54.3% of total assets. The Iowa State Average Report (consisting of 256 banks in the State of Iowa) loan to deposit ratio as of December 31, 2021 was 67%. As of December 31, 2021, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

Real estate loans include various types of loans for which the Banks hold real property as collateral and consist of loans primarily on commercial, agricultural, and multifamily properties and single-family residences. Real estate loans typically have fixed rates for up to five years, with the Company’s loan policy permitting a maximum fixed rate maturity of up to 15 years. The majority of construction loan volume is given to contractors to construct 1-4 family residence and commercial buildings. The Banks also originate residential real estate loans for sale to the secondary market for a fee.

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

Consumer loans include loans extended to individuals for household, family and other personal expenditures not secured by real estate. Most of the Banks’ consumer lending is for vehicles, consolidation of personal debts and home improvements.

The interest rates charged on loans vary with the degree of risk and the amount and maturity terms of the loan. Competitive pressures, market interest rates, the availability of funds and government regulation further influence the rate charged on a loan. The Banks follow a loan policy, which has been approved by both the board of directors of the Company and the Banks and is overseen by both Company and Bank management. These policies establish lending limits, review and grading criteria and other guidelines such as loan administration and allowance for loan losses. Loans are approved by the Banks’ board of directors and/or designated officers in accordance with respective guidelines and underwriting policies of the Company. Credit limits generally vary according to the type of loan and the individual loan officer’s experience. Loans to any one borrower are limited by applicable state and federal banking laws.

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2021

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties (in thousands).

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	15 years	15 years	Total

Real Estate
Construction	$25,887	$13,504	$2,983	$264	$42,638
1-4 family residential	11,525	97,766	102,363	35,091	246,745
Commercial	27,928	293,630	106,166	87,643	515,367
Agricultural	4,793	24,628	52,609	71,427	153,457
Commercial	24,637	35,748	14,211	886	75,482
Agricultural	81,502	26,018	3,936	425	111,881
Consumer and other	1,673	7,538	5,777	109	15,097

Total loans	$177,945	$498,832	$288,045	$195,845	$1,160,667

The following table shows the contractual maturities after one year of the Company’s loan portfolio by fixed- and variable-rate loans as of December 31, 2021 (in thousands):

	After one	After five
	year but	years but
	within	within	After
	five years	15 years	15 years
Fixed-rate loans
Real Estate
Construction	$5,465	$2,570	$68
1-4 family residential	92,251	83,233	1,587
Commercial	291,001	78,590	1,186
Agricultural	22,700	21,071	1,652
Commercial	33,250	9,883	-
Agricultural	17,294	3,087	425
Consumer and other	7,150	5,774	6

Total fixed-rate loans	469,111	204,208	4,924

Variable-rate loans
Real Estate
Construction	8,039	413	196
1-4 family residential	5,515	19,130	33,504
Commercial	2,629	27,576	86,457
Agricultural	1,928	31,538	69,775
Commercial	2,498	4,328	886
Agricultural	8,724	849	-
Consumer and other	388	3	103

Total variable-rate loans	29,721	83,837	190,921

Total loans	$498,832	$288,045	$195,845

Loans Held For Sale

There was no mortgage origination funding awaiting delivery to the secondary market as of December 31, 2021 and $1.6 million as of December 31, 2020. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2021 were $831.0 million, an increase of $234.0 million or 39.2% from the prior year end. As of December 31, 2021 and 2020, the investment portfolio comprised 39% and 30% of total assets, respectively. The increase in investments is primarily due to purchases in excess of maturities of U.S. treasuries and municipal bonds as deposit growth was deployed.

Management’s process for obtaining and validating the fair value of investment securities is discussed in Note 15 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Maturities as of December 31, 2021

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties (in thousands).

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total

U.S. government treasuries	$4,569	$133,479	$52,431	$-	$190,479
U.S. government agencies	18,216	60,687	37,111	-	116,014
U.S. government mortgage-backed securities	3,012	125,070	21,519	-	149,601
States and political subdivisions (1)	14,043	78,958	175,023	24,835	292,859
Corporate bonds	13,172	24,235	44,643	-	82,050

Total	$53,012	$422,429	$330,727	$24,835	$831,003

Weighted average yield
U.S. government treasuries	1.90%	0.78%	1.20%	n/a	0.92%
U.S. government agencies	2.02%	1.74%	1.86%	n/a	1.82%
U.S government mortgage-backed securities	1.90%	1.44%	1.03%	n/a	1.39%
States and political subdivisions (1)	2.45%	2.15%	2.11%	2.38%	2.16%
Corporate bonds	2.71%	2.73%	2.39%	n/a	2.54%

Total	2.29%	1.48%	1.90%	2.38%	1.72%

(1) Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis.

At December 31, 2021 and 2020, the Company’s investment securities portfolio included securities issued by 298 and 279 government municipalities and agencies located within 28 and 24 states with a fair value of $292.9 million and $251.6 million, respectively. No one municipality or agency represents a concentration within this segment of the investment portfolio. Storm Lake, Iowa, general obligation bonds with a fair value of $7.3 million (approximately 2.5% of the fair value of the government municipalities and subdivisions) represent the largest exposure to any one municipality or subdivision for the Company as of December 31, 2021; the bonds are repayable from the levy of continuing annual tax on all the taxable property within the territory of the city of Storm Lake.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of December 31, 2021 and 2020 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2021		2020
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$72,128	$72,830	$69,943	$72,442
Texas	24,742	24,953	11,253	11,927
Nebraska	19,546	19,486	15,019	15,446
Washington	11,013	11,241	7,329	7,702
Other (2021: 16 states; 2019: 14 states)	41,371	41,617	32,014	32,989

Total general obligation bonds	$168,800	$170,127	$135,558	$140,506

Revenue bonds:
Iowa	$61,718	$62,181	$65,461	$67,048
Texas	11,898	12,090	8,625	9,189
Nebraska	9,727	9,636	6,588	6,753
Other (2021: 21 states; 2020: 17 states)	38,405	38,825	27,206	28,088

Total revenue bonds	$121,748	$122,732	$107,880	$111,078

Total obligations of states and political subdivisions	$290,548	$292,859	$243,438	$251,584

As of December 31, 2021 and 2020, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities and water utilities. The revenue bonds are to be paid from 16 and 14 revenue sources in 2021 and 2020, respectively. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2021		2020
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$31,632	$31,896	$32,654	$33,380
Water	22,611	22,924	21,934	22,660
College and universities, primarily dormitory revenues	17,169	17,353	11,332	11,810
Sewer	14,248	14,327	11,302	11,724
Leases	8,788	8,894	7,050	7,253
Electric power & light revenues	7,508	7,646	7,075	7,279
Other	19,792	19,692	16,533	16,972

Total revenue bonds by revenue source	$121,748	$122,732	$107,880	$111,078

Deposits

Total deposits were $1.88 billion and $1.72 billion as of December 31, 2021 and 2020, respectively. The increase of $161.6 million between the periods can be primarily attributed to federal government stimulus programs and increases in core deposits, including retail and commercial funds. Balances fluctuate as customer liquidity needs vary and could be impacted by distressed economic conditions or additional government stimulus.

The Company’s primary source of funds is customer deposits. The Banks attempt to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While 66.0% of the Banks’ certificates of deposit mature in the next year, it is anticipated that many of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $250,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operations and liquidity. The Company had $7.0 million and $8.7 million of brokered deposits as of December 31, 2021 and 2020, respectively. The Company has approximately $386.1 million of uninsured deposits as of December 31, 2021.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2021 and 2020 (dollars in thousands).

	2021		2020
	Average		Average
	Amount	Rate	Amount	Rate

Non-interest bearing checking deposits	$375,167	0.00%	$312,774	0.00%
Interest bearing checking deposits	564,780	0.13%	489,224	0.30%
Money market deposits	436,320	0.21%	362,053	0.38%
Savings deposits	211,835	0.11%	173,448	0.22%
Time certificates	234,626	1.04%	273,803	1.68%

	$1,822,728		$1,611,302

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances in excess of the FDIC insurance limit of $250 thousand as of December 31, 2021 and 2020 (in thousands).

	2021	2020

3 months or less	$4,624	$10,034
Over 3 through 6 months	8,578	19,968
Over 6 through 12 months	21,327	14,983
Over 12 months	6,264	15,034

Total	$40,793	$60,019

The following table shows the amounts and remaining maturities of estimated uninsured time certificates of deposit as of December 31, 2021 (in thousands).

2021

3 months or less	$3,124
Over 3 through 6 months	7,608
Over 6 through 12 months	20,307
Over 12 months	13,838

Total	$44,877

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

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2021 and 2020 (dollars in thousands).

	2021		2020

		Average		Average
	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$39,851	0.25%	$37,293	0.30%
FHLB advances	3,000	1.57%	3,000	1.57%

Total	$42,851	0.35%	$40,293	0.40%

Average Annual Borrowed Funds

The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2021 and 2020 (dollars in thousands).

	2021		2020

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$37,705	0.25%	$40,613	0.55%
FHLB advances	3,000	1.57%	3,359	1.54%

Total	$40,705	0.35%	$43,972	0.63%

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2021, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods. These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company. For additional information, including quantification of the amounts involved, see Note 13 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2021, totaled $1.14 billion as compared to $1.13 billion as of December 31, 2020, an increase of 1.3%. Net loans comprise approximately 54% of total assets as of the end of 2021. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company’s non-performing assets have decreased by 16% from December 31, 2020 and total $13.1 million as of December 31, 2021. The Company’s level of non-performing loans as a percentage of loans of 1.11% as of December 31, 2021, is higher than the Iowa State Average peer group of FDIC insured institutions as of December 31, 2021, of 0.45%. Management believes that the allowance for loan losses as of December 31, 2021 remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past three years ended December 31, 2021 (dollars in thousands):

	2021	2020	2019

Nonperforming assets:
Nonaccrual loans	$12,670	$15,273	$4,788
Loans 90 days or more past due	169	39	255

Total nonperforming loans	12,839	15,312	5,043
Securities available-for-sale	-	-	-
Other real estate owned	218	218	4,004

Total nonperforming assets	$13,057	$15,530	$9,047

Ratio of nonaccrual loans to total loans outstanding	1.09%	1.33%	0.45%

Ratio of allowance for loan losses to nonaccrual loans	131.18%	112.72%	263.55%

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

Non-performing loans totaled $12.8 million as of December 31, 2021 and were $2.5 million lower than the non-performing loans as of December 31, 2020. The decrease in non-performing loans was due primarily to payoffs and paydowns of loans on nonaccrual. The Company considers non-performing loans to generally include nonaccrual loans, loans past due 90 days or more and still accruing and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $1.4 million and $1.8 million at December 31, 2021 and 2020, respectively. The average balances of impaired loans for the years ended December 31, 2021 and 2020 were $13.2 million and $14.4 million, respectively. For the years ended December 31, 2021 and 2020, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $650 thousand and $975 thousand, respectively. There was $169 thousand and $39 thousand of loans greater than 90 days past due and still accruing interest as of December 31, 2021 and 2020, respectively.

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

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgment about information available to them at the time of their examination. Due to potential changes in conditions, including the economic disruption and uncertainties resulting from the continuation of the COVID-19 pandemic, it is at least reasonably possible that change in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Analysis of the Allowance for Loan Losses

The Company’s policy is to charge-off loans when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries. The following table sets forth information regarding changes in the Company's allowance for loan losses for the most recent three years (dollars in thousands):

	2021	2020	2019

Balance at beginning of period	$17,215	$12,619	$11,684
Charge-offs:
Real estate
Construction	-	-	-
1-4 Family residential	34	18	350
Commercial	-	444	-
Agricultural	-	-	-
Commercial	113	628	56
Agricultural	-	48	-
Consumer and other	29	272	45

Total charge-offs	176	1,410	451

Recoveries:
Real estate
Construction	-	1	-
1-4 Family residential	268	6	5
Commercial	4	26	15
Agricultural	-	-	-
Commercial	5	14	36
Agricultural	48	-	-
Consumer and other	14	278	16

Total recoveries	339	325	72

Net charge-offs (recoveries)	(163)	1,085	379
Provisions charged (credited) to operations	(757)	5,681	1,314

Balance at end of period	$16,621	$17,215	$12,619

Average loans outstanding	$1,141,750	$1,138,265	$920,649

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	-0.01%	0.10%	0.04%

Ratio of allowance for loan losses to total loans net of deferred fees	1.43%	1.50%	1.19%

The following table sets forth information regarding net charge-offs to average loans outstanding by loan type during the years ended December 31, 2021 and 2020 (in thousands).

	2021			2020
			Net			Net
			charge-offs			charge-offs
	Net		(recoveries)	Net		(recoveries)
	charge-offs	Average	to average	charge-offs	Average	to average
	(recoveries)	Loans	loans	(recoveries)	Loans	loans

Net charge-offs (recoveries):
Real estate
Construction	$-	$44,745	0.00%	$(1)	$47,751	0.00%
1-4 Family residential	(234)	224,639	-0.10%	12	208,900	0.01%
Commercial	(4)	504,343	0.00%	418	467,821	0.09%
Agricultural	-	151,178	0.00%	-	159,377	0.00%
Commercial	108	105,265	0.10%	614	131,006	0.47%
Agricultural	(48)	96,774	-0.05%	48	105,662	0.05%
Consumer and other	15	14,806	0.10%	(6)	17,748	-0.03%

Totals	$(163)	$1,141,750	-0.01%	$1,085	$1,138,265	0.10%

General reserves for loan categories range from 1.09% to 1.94% of the outstanding loan balances as of December 31, 2021. In general, as loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline. The allowance relating to commercial real estate is the largest reserve component. Construction, commercial operating and agricultural operating loans have higher general reserve levels as a percentage than the other loan categories as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch, special mention, substandard and impaired loans, and less favorable economic conditions for those portfolios. As of December 31, 2021, commercial real estate loans have general reserves ranging from 1.33% to 1.60%.

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

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had a significant impact on the reallocation of the allowance among different parts of the portfolio. The following table sets forth information regarding changes in the Company's specific reserve on loans individually evaluated for impairment and loans individually evaluated for impairment for the most recent three years (dollars in thousands):

	2021	2020	2019

Specific reserve on loans individually evaluated for impairment	$1,392	$1,819	$209

Loans individually evaluated for impairment	$12,312	$15,273	$4,788

Percentage increase (decrease) in specific reserve on loans individually evaluated for impairment	-23%	770%	-58%

Percentage increase (decrease) in loans individually evaluated for impairment	-19%	219%	48%

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses for the most recent three years (dollars in thousands):

	2021		2020		2019
	Amount	% *	Amount	% *	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$675	4%	$725	4%	$672	4%
1-4 family residential	2,752	21%	2,581	19%	2,122	19%
Commercial	8,406	44%	8,930	43%	5,362	41%
Agricultural	1,584	13%	1,595	13%	1,326	15%
Commercial	1,170	7%	1,453	11%	1,458	8%
Agricultural	1,836	10%	1,696	9%	1,478	11%
Consumer and other	198	1%	235	1%	201	2%

	$16,621	100%	$17,215	100%	$12,619	100%

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

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity, and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include federal funds purchased lines, FHLB advances and other capital market sources.

As of December 31, 2021, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions for December 31, 2021 and 2020 totaled $89.1 million and $173.1 million, respectively. The lower balance of liquid assets as of December 31, 2021 primarily relates to decreased deposits at the Federal Reserve Bank as the funds were invested.

Other sources of liquidity available to the Banks as of December 31, 2021 include available borrowing capacity with the FHLB of $309.4 million and federal funds borrowing capacity at correspondent banks of $107.8 million. As of December 31, 2021, the Company had outstanding FHLB advances of $3.0 million, no federal funds purchased, securities sold under agreements to repurchase of $39.9 million and no other borrowings. The Company also has a $4 million line of credit with an unaffiliated bank, with no outstanding borrowings as of December 31, 2021.

Total investments as of December 31, 2021, were $831.0 million compared to $597.0 million as of year-end 2020. The investment portfolio provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2021 and 2020 and have pretax net unrealized gains of $3.8 million and $21.4 million, respectively.

The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity, and credit considerations. The portfolio’s scheduled maturities represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2021 and 2020 totaled $30.5 million and $29.7 million, respectively. The change in net cash provided by operating activities in 2021 was primarily due to an increase in net income.

Net cash (used in) investing activities for the years ended December 31, 2021 and 2020 was ($268.6) million and ($184.3) million, respectively. The change in net cash (used in) investing activities in 2021 was primarily due to an increase in purchases of securities and partially offset by a lower increase in loans.

Net cash provided by financing activities for the years ended December 31, 2021 and 2020 totaled $154.1 million and $205.8 million, respectively. The change in net cash provided by financing activities in 2021 was due primarily to a lower increase in deposits.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2021, dividends from the Banks amounted to $9.7 million compared to $9.6 million in 2020. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

First National and United Bank, as national banks, generally may pay dividends, without obtaining the express approval of the OCC, in an amount up to their retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consists of net income less dividends declared during the period. Boone Bank, Reliance Bank, State Bank and Iowa State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits. Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

The Company has unconsolidated cash and interest-bearing deposits totaling $2.0 million that is available as of December 31, 2021 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $223.4 million as of December 31, 2021 compared to a total of $222.7 million at the end of 2020. The timing of these credit commitments varies with the underlying borrowers; however, the Company has satisfactory liquidity to fund these obligations as of December 31, 2021. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no other known trends in liquidity and cash flow needs as of December 31, 2021, that are of concern to management.

On April 16, 2021, the Company entered into a commitment with a contractor to build a new branch in West Des Moines, Iowa for $1.8 million. There was $1.0 million remaining on the commitment as of December 31, 2021.

Capital Resources

The Company’s total stockholders’ equity decreased to $207.8 million at December 31, 2021, from $209.5 million at December 31, 2020. As of December 31, 2021 and 2020, stockholders’ equity as a percentage of total assets was 9.7% and 10.6%, respectively. The decrease in stockholders’ equity was primarily the result of a decrease in accumulated other comprehensive income, dividends declared, and stock repurchases, offset in part by net income. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of December 31, 2021.

From time to time, the Company’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. 30,580 shares of common stock were repurchased under stock repurchase plans in 2021 and 100,000 shares of common stock were repurchased in 2020. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Annual Report.

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

Inflation

The primary impact of inflation on the Company’s operations is to increase asset yields, deposit costs and operating overhead. Unlike most industries, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than they would on non-financial companies. Although interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation can magnify the growth of assets and, if significant, require that equity capital increase at a faster rate than would be otherwise necessary.

Forward-Looking Statements and Business Risks

Certain statements contained in the foregoing Management’s Discussion and Analysis and elsewhere in this Annual Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases and in oral and written statements made by or with the Company’s approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “projected”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

●

Inflation and interest rate, securities market and monetary fluctuations, including anticipated increases in interest rates during 2022 in response to inflationary pressures affecting the national economy.

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

●	Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability of the Banks to maintain unsecured federal funds lines with correspondent banks.

●	Changes imposed by regulatory agencies to increase capital to a level greater than the level currently required for well capitalized financial institutions.

●	Political instability, acts of war or terrorism and natural disasters.

●	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

●	Revenues being lower than expected.

●	Changes in consumer spending, borrowings and savings habits.

●	Changes in the financial performance and/or condition of the Company’s borrowers.

●	Credit quality deterioration, which could cause an increase in the provision for loan losses.

●	Technological changes and operational and reputational risks related to breaches of data security and cyber-attacks.

●	The ability to increase market share and control expenses.

●	Changes in the competitive environment among financial or bank holding companies and other financial service providers.

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

These factors may not constitute all factors that could cause actual results to differ materially from those discussed in any forward-looking statement. The Company operates in a continually changing business environment and new facts emerge from time to time. The Company cannot predict such factors, nor can it assess the impact, if any, of such factors on its financial condition or its results of operations. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. The Company disclaims any responsibility to update any forward-looking statement provided in this document.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CliftonLarsonAllen LLP CLAconnect.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Ames National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

CLA is an independent member of Nexia International, a leading, global network of independent accounting and consulting firms. See nexia.com/member-firm-disclaimer for details.

Allowance for loan losses

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation account that reflects the Company’s estimate of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was $16.6 million at December 31, 2021, which consists of two components (i) specific reserves based on probable losses on specific loans (“specific reserves”), representing $1.4 million, and (ii) a general allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company (“general reserves”), representing $15.2 million. The general component of the allowance for loan losses is based on a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include various considerations regarding the general economic environment in the Company’s market area. The qualitative adjustment for the general reserve includes management’s consideration of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.

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

West Des Moines, Iowa

March 11, 2022

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(in thousands, except share and per share data)

	2021	2020
ASSETS

Cash and due from banks	$19,590	$24,819
Interest-bearing deposits in financial institutions and federal funds sold	69,539	148,278
Total cash and cash equivalents	89,129	173,097
Interest-bearing time deposits	16,922	18,426
Securities available-for-sale	831,003	596,999
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,422	3,148
Loans receivable, net	1,144,108	1,129,505
Loans held for sale	-	1,621
Bank premises and equipment, net	17,512	17,340
Accrued income receivable	10,124	11,143
Bank-owned life insurance	2,985	2,916
Deferred income taxes, net	1,922	-
Other intangible assets, net	2,505	3,133
Goodwill	12,424	12,424
Other assets	4,985	5,896

Total assets	$2,137,041	$1,975,648

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$411,585	$349,500
Interest-bearing checking	575,997	528,796
Savings and money market	674,975	581,224
Time, $250 and over	40,793	60,019
Other time	174,669	196,907
Total deposits	1,878,019	1,716,446

Securities sold under agreements to repurchase	39,851	37,293
FHLB advances	3,000	3,000
Dividends payable	2,364	-
Deferred income taxes, net	-	1,731
Accrued expenses and other liabilities	6,029	7,691
Total liabilities	1,929,263	1,766,161

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,092,167 and 9,122,747 shares as of December 31, 2021 and 2020, respectively	18,184	18,245
Additional paid-in capital	16,353	17,002
Retained earnings	170,377	158,217
Accumulated other comprehensive income	2,864	16,023
Total stockholders' equity	207,778	209,487

Total liabilities and stockholders' equity	$2,137,041	$1,975,648

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2021 and 2020
(in thousands, except per share data)

	2021	2020

Interest and dividend income:
Loans, including fees	$47,829	$50,470
Securities:
Taxable	8,861	7,764
Tax-exempt	3,095	3,628
Other interest and dividend income	697	1,079
Total interest and dividend income	60,482	62,941

Interest expense:
Deposits	4,342	7,821
Other borrowed funds	143	277
Total interest expense	4,485	8,098

Net interest income	55,997	54,843

Provision (credit) for loan losses	(757)	5,681

Net interest income after provision (credit) for loan losses	56,754	49,162

Noninterest income:
Wealth management income	4,448	3,848
Service fees	1,474	1,523
Securities gains, net	24	430
Gain on sale of loans held for sale	1,673	2,112
Merchant and card fees	2,019	1,772
Other noninterest income	899	935
Total noninterest income	10,537	10,620

Noninterest expense:
Salaries and employee benefits	22,281	22,869
Data processing	5,549	5,182
Occupancy expenses, net	2,664	2,668
FDIC insurance assessments	578	313
Professional fees	1,663	1,537
Business development	1,465	1,082
Intangible asset amortization	628	826
New Markets Tax Credit projects amortization	639	639
Other operating expenses, net	1,151	1,435
Total noninterest expense	36,618	36,551

Income before income taxes	30,673	23,231

Provision for income taxes	6,760	4,381

Net income	$23,913	$18,850

Basic and diluted earnings per share	$2.62	$2.06

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2021 and 2020
(in thousands)

	2021	2020

Net income	$23,913	$18,850
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(17,521)	16,307
Less: reclassification adjustment for gains realized in net income	24	430
Other comprehensive income (loss) before tax	(17,545)	15,877
Tax expense (benefit) related to other comprehensive income	(4,386)	3,969
Other comprehensive income (loss), net of tax	(13,159)	11,908
Comprehensive income	$10,754	$30,758

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2021 and 2020
(in thousands, except share and per share data)

	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	in Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2019	9,222,747	$18,445	$18,794	$146,225	$4,115	$187,579
Net income		-	-	18,850	-	18,850
Other comprehensive income		-	-	-	11,908	11,908
Repurchase and retirement of stock	(100,000)	(200)	(1,792)	-	-	(1,992)
Cash dividends declared, $0.75 per share		-	-	(6,858)	-	(6,858)
Balance, December 31, 2020	9,122,747	18,245	17,002	158,217	16,023	209,487
Net income		-	-	23,913	-	23,913
Other comprehensive (loss)		-	-	-	(13,159)	(13,159)
Repurchase and retirement of stock	(30,580)	(61)	(649)	-	-	(710)
Cash dividends declared, $1.29 per share		-	-	(11,753)	-	(11,753)
Balance, December 31, 2021	9,092,167	$18,184	$16,353	$170,377	$2,864	$207,778

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021 and 2020
(in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,913	$18,850
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(757)	5,681
Provision (credit) for off-balance sheet commitments	(21)	51
Amortization of securities available-for-sale, loans and deposits, net	2,603	983
Amortization of intangible assets	628	826
Depreciation	1,399	1,446
Provision (credit) for deferred income taxes	733	(1,087)
Securities gains, net	(24)	(430)
Gain on sales of loans held for sale	(1,673)	(2,112)
Proceeds from the sales of loans held for sale	73,003	95,272
Originations of loans held for sale	(69,709)	(92,004)
(Gain) on sale of other real estate owned, net	(203)	(22)
Loss on sale and disposal of bank premises and equipment, net	13	106
Amortization of investment in New Markets Tax Credit projects	639	639
Change in assets and liabilities:
Decrease in accrued income receivable	1,019	646
Decrease in other assets	617	408
Increase (decrease) in accrued expenses and other liabilities	(1,641)	459
Net cash provided by operating activities	30,539	29,712

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	1,504	3,323
Purchase of securities available-for-sale	(375,399)	(238,174)
Proceeds from sale of securities available-for-sale	622	5,463
Proceeds from maturities and calls of securities available-for-sale	120,012	129,702
Purchase of FHLB stock	(286)	(1,149)
Proceeds from the redemption of FHLB stock	12	1,134
Net (increase) in loans	(13,921)	(86,302)
Net proceeds from the sale of other real estate owned	763	3,818
Purchase of bank premises and equipment	(1,874)	(1,249)
Purchase of investment in New Market Tax Credit projects	-	(447)
Cash paid net of cash received for acquired bank	-	(310)
Other	(69)	(73)
Net cash (used in) investing activities	(268,636)	(184,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	161,670	223,638
Increase (decrease) in securities sold under agreements to repurchase	2,558	(4,741)
Payments on FHLB and other borrowings	-	(2,000)
Dividends paid	(9,389)	(9,072)
Stock repurchases	(710)	(1,992)
Net cash provided by financing activities	154,129	205,833

Net increase (decrease) in cash and cash equivalents	(83,968)	51,281

CASH AND CASH EQUIVALENTS
Beginning	173,097	121,816
Ending	$89,129	$173,097

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2021 and 2020
(in thousands)

	2021	2020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,063	$8,799
Income taxes	6,298	5,499

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$560	$11

Business Combination:
Goodwill	$-	$310

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Description of business: Ames National Corporation and subsidiaries (the Company) operates in the commercial banking industry through its subsidiaries in Ames, Boone, Story City, Nevada, Marshalltown and Creston, Iowa. Loan and deposit customers are located primarily in Boone, Clarke, Hancock, Polk, Marshall, Story, Taylor and Union counties and adjacent counties in Iowa.

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

Consolidation: The consolidated financial statements include the accounts of Ames National Corporation (the Parent Company) and its wholly owned subsidiaries, First National Bank, Ames, Iowa (FNB); State Bank & Trust Co., Nevada, Iowa (SBT); Boone Bank & Trust Co., Boone, Iowa (BBT); Reliance State Bank, Story City, Iowa (RSB); United Bank & Trust NA, Marshalltown, Iowa (UBT); and Iowa State Savings Bank, Creston, Iowa (ISSB) (collectively, the Banks). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications: Certain reclassifications have been made to the prior period’s consolidated financial statements to present them on a basis comparable with the current period’s consolidated financial statements. Interest-bearing deposits in financial institutions and federal funds sold were reclassified as cash and cash equivalents in 2020 resulting in net cash used in investing activities decreasing by approximately $61 million. No other reclassifications were significant. The reclassifications had no effect on stockholders’ equity and net income of the prior periods.

Cash and cash equivalents: For purposes of reporting cash flows, cash and due from banks include cash on hand, amounts due from banks, interest-bearing deposits in financial institutions, and federal funds sold. The Company reports net cash flows for customer loan transactions, deposit transactions and short-term borrowings with maturities of 90 days or less.

Interest-bearing time deposits: Interest-bearing time deposits mature within seven years and are carried at cost.

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

Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost and are reflected in results of operation at the time of sale. Interest and dividend income, adjusted by amortization of purchase premium or discount over the estimated life of the security or, in the case of callable securities, through the first call date, using the level yield method, is included in income as earned.

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

FHLB and FRB stock: The Banks, as members of the FHLB system, are required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of the member bank’s total assets plus 4.00 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF). All shares of FHLB stock are issued and redeemed at par value. The Banks, as members of the FRB system, must subscribe to the capital stock of its District Federal Reserve Bank in an amount equal to 6 percent of the member bank's paid-up capital and surplus and must pay in half of that amount. The other half is subject to call by the Board of Governors. The stock is issued and redeemed at par value. No ready market exists for the FHLB and FRB stock, and it has no quoted market value. The Company evaluates these assets for impairment on a quarterly basis and determined there was no impairment as of December 31, 2021.

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

Bank premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using straight-line and accelerated methods over the estimated useful lives of the respective assets. Depreciable lives range from 3 to 7 years for equipment and 15 to 40 years for premises.

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

Goodwill and other intangible assets: Goodwill represents the excess of cost over fair value of net assets acquired. Goodwill resulting from acquisitions is not amortized but is tested for impairment annually or whenever events change and circumstances indicate that it is more likely than not that impairment has occurred. Goodwill is tested for impairment and begins with an estimation of the fair value of a reporting unit. Impairment would arise if the fair value of a reporting unit is less than its carrying value.

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2021 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded that there is no impairment of goodwill as of December 31, 2021. Further goodwill impairment evaluations, which may result in goodwill impairment, may be necessary if events or circumstance changes would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The only other significant intangible assets are core deposit intangible and customer list assets. The core deposit intangible and customer list asset are determined to have definite lives and are amortized over the estimated useful lives. The core deposit intangible asset is a customer-based relationship valuation attributed to the expectation of a lower net cost of these deposits versus alternative sources of funds. The core deposit intangible and customer list asset are reviewed for impairment whenever events occur, or circumstances indicate that the carrying amount may not be recoverable.

Wealth management department assets: Property held for customers in fiduciary or agency capacities are not included in the accompanying consolidated balance sheets, as such items are not assets of the Banks.

Revenue from contracts with customers: Interest revenue from loans and investments is recognized on the accrual basis of accounting as the interest is earned according to the terms of the particular loan or investment. Income from service and other customer charges is recognized as earned. Revenue from service charges is earned in accordance with the terms of the various products or services provided. Services within the scope of Accounting Standards Codification (“ASC”) 606 include service charges on deposits, interchange income, wealth management fees, investment brokerage fees, and the net gain on sale of foreclosed assets.

Advertising costs: Advertising costs are expensed as incurred.

Income taxes: Deferred income taxes are provided on temporary differences between financial statement and income tax reporting. Temporary differences are differences between the amounts of assets and liabilities reported for financial statement purposes and their tax bases. Deferred tax assets are recognized for temporary differences that will be deductible in future years’ tax returns and for operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance if it is deemed more likely than not that some or all the deferred tax assets will not be realized. Deferred tax liabilities are recognized for temporary differences that will be taxable in future years’ tax returns. Accounting for uncertainty in income taxes sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. Benefits from tax positions taken or expected to be taken in a tax return are not recognized if the likelihood that the tax position would be sustained upon examination by a taxing authority is considered to be 50 percent or less. Interest and penalties are accounted for as a component of income tax expense.

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

Financial instruments with off-balance-sheet risk: The Company, in the normal course of business, makes commitments to make loans which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed in Note 13.

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

Earnings per share: Basic earnings per share (“EPS”) computations for the years ended December 31, 2021 and 2020 were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic EPS for the years ended December 31, 2021 and 2020 (in thousands, except share and per share data):

	2021	2020
Basic earning per share computation:
Net income	$23,913	$18,850
Weighted average common shares outstanding	9,114,379	9,148,244
Basic EPS	$2.62	$2.06

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

Note 2. Concentrations and Restrictions on Cash and Due from Banks and Interest-Bearing Deposits in Financial Institutions

The Federal Reserve announced on March 15, 2020, that the reserve requirement ratios will be reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. Prior to March 26, 2020, the Federal Reserve Bank required member banks to maintain certain cash and due from bank reserves. The subsidiary banks did not have a reserve requirement at December 31, 2021 or 2020. The Federal Reserve Board currently has no plans to reinstate the reserve requirement but retains the right to reinstate it.

At December 31, 2021, the Company had approximately $83.5 million on deposit at various financial institutions. Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 3. Debt Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2021:
U.S. government treasuries	$192,323	$239	$(2,083)	$190,479
U.S. government agencies	114,531	2,235	(752)	116,014
U.S. government mortgage-backed securities	149,896	1,375	(1,670)	149,601
State and political subdivisions	290,548	4,035	(1,724)	292,859
Corporate bonds	79,887	2,437	(274)	82,050
Total	$827,185	$10,321	$(6,503)	$831,003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2020:
U.S. government treasuries	$11,725	$328	$-	$12,053
U.S. government agencies	106,337	4,875	(13)	111,199
U.S. government mortgage-backed securities	146,889	3,337	(31)	150,195
State and political subdivisions	243,438	8,182	(36)	251,584
Corporate bonds	67,247	4,722	(1)	71,968
Total	$575,636	$21,444	$(81)	$596,999

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2021, are shown below by expected maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$52,575	$53,012
Due after one year through five years	421,355	422,429
Due after five years through ten years	328,324	330,727
Due after ten years	24,931	24,835
Total	$827,185	$831,003

At December 31, 2021 and 2020, securities with a carrying value of approximately $219.7 million and $202.0 million, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains, and losses from securities available-for-sale are summarized below (in thousands):

	2021	2020
Proceeds from sales of securities available-for-sale	$622	$5,463
Gross realized gains on securities available-for-sale	24	430
Gross realized losses on securities available-for-sale	-	-

No other-than-temporary impairments were recognized as a component of income for the years ended December 31, 2021 and 2020.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021 and 2020, are summarized as follows (in thousands):

2021:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government treasuries	$163,206	$(2,083)	$-	$-	$163,206	$(2,083)
U.S. government agencies	30,647	(570)	5,836	(182)	36,483	(752)
U.S. government mortgage-backed securities	92,192	(1,580)	2,524	(90)	94,716	(1,670)
State and political subdivisions	115,204	(1,667)	1,725	(57)	116,929	(1,724)
Corporate bonds	16,484	(274)	-	-	16,484	(274)
Total	$417,733	$(6,174)	$10,085	$(329)	$427,818	$(6,503)

2020:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government agencies	$6,016	$(7)	$896	$(6)	6,912	(13)
U.S. government mortgage-backed securities	5,097	(31)	-	-	5,097	(31)
State and political subdivisions	7,875	(34)	180	(2)	8,055	(36)
Corporate bonds	534	(1)	-	-	534	(1)
Total	$19,522	$(73)	$1,076	$(8)	$20,598	$(81)

At December 31, 2021, debt securities have unrealized losses of $6.5 million. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 4. Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows (in thousands):

	2021	2020

Real estate - construction	$42,638	$45,497
Real estate - 1 to 4 family residential	246,745	213,562
Real estate - commercial	515,367	496,357
Real estate - agricultural	153,457	151,992
Commercial [1]	75,482	122,535
Agricultural	111,881	102,586
Consumer and other	15,097	15,048
	1,160,667	1,147,577
Less:
Allowance for loan losses	(16,621)	(17,215)
Deferred loan fees and costs, net [2]	62	(857)
Total loans receivable, net	$1,144,108	$1,129,505

[1] Commercial loan portfolio includes $6.0 million and $50.9 million of Paycheck Protection Program ("PPP") loans as of December 31, 2021 and 2020, respectively
[2] Deferred loan (fees) and costs, net includes $214 thousand and $864 thousand of fees, net of costs, related to the PPP loans as of December 31, 2021 and 2020, respectively

Construction loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption, vacancy and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may prove to be inaccurate primarily due to unforeseen circumstances beyond the control of the borrower or lender. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. The Company may require guarantees on these loans. The Company’s construction loans are secured primarily by properties located in its primary market area.

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

The Paycheck Protection Program (PPP) was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in response to the Coronavirus Disease 2019 (COVID-19) pandemic. Funding was extended into 2021. The PPP is administered by the Small Business Administration (SBA). PPP loans are forgivable by the SBA in qualifying circumstances and are 100 percent guaranteed by the SBA.

The Company maintains an internal audit department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Summary changes in the allowance for loan losses for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020

Balance, beginning	$17,215	$12,619
Provision for loan losses	(757)	5,681
Recoveries of loans charged-off	339	325
Loans charged-off	(176)	(1,410)
Balance, ending	$16,621	$17,215

Activity in the allowance for loan losses, on a disaggregated basis, for the years ended December 31, 2021 and 2020 is as follows (in thousands):

2021:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215
Provision (credit) for loan losses	(50)	(63)	(528)	(11)	(175)	92	(22)	(757)
Recoveries of loans charged-off	-	268	4	-	5	48	14	339
Loans charged-off	-	(34)	-	-	(113)	-	(29)	(176)
Balance, ending	$675	$2,752	$8,406	$1,584	$1,170	$1,836	$198	$16,621

2020:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$672	$2,122	$5,362	$1,326	$1,458	$1,478	$201	$12,619
Provision (credit) for loan losses	52	471	3,986	269	609	266	28	5,681
Recoveries of loans charged-off	1	6	26	-	14	-	278	325
Loans charged-off	-	(18)	(444)	-	(628)	(48)	(272)	(1,410)
Balance, ending	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215

Allowance for loan losses disaggregated based on the impairment analysis method as of December 31, 2021 and 2020 is as follows (in thousands):

2021:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$40	$1,139	$-	$60	$132	$21	$1,392
Ending balance: Collectively evaluated for impairment	675	2,712	7,267	1,584	1,110	1,704	177	15,229
Ending balance	$675	$2,752	$8,406	$1,584	$1,170	$1,836	$198	$16,621

2020:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$150	$1,486	$-	$115	$40	$28	$1,819
Ending balance: Collectively evaluated for impairment	725	2,431	7,444	1,595	1,338	1,656	207	15,396
Ending balance	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215

Loans receivable disaggregated on the basis of the impairment analysis method as of December 31, 2021 and 2020 is as follows (in thousands):

2021:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$-	$980	$9,792	$546	$330	$637	$27	$12,312
Ending balance: Collectively evaluated for impairment	42,638	245,765	505,575	152,911	75,152	111,244	15,070	1,148,355

Ending balance	$42,638	$246,745	$515,367	$153,457	$75,482	$111,881	$15,097	$1,160,667

2020:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$167	$1,340	$10,258	$1,664	$940	$859	$45	$15,273
Ending balance: Collectively evaluated for impairment	45,330	212,222	486,099	150,328	121,595	101,727	15,003	1,132,304

Ending balance	$45,497	$213,562	$496,357	$151,992	$122,535	$102,586	$15,048	$1,147,577

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

Rating 6 - This rating includes “Substandard” loans in accordance with regulatory guidelines, for which the accrual of interest has not been stopped. Under regulatory guideline definitions, a “Substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. This rating is reviewed at least quarterly.

Rating 7 - This rating includes “Substandard-Impaired” loans in accordance with regulatory guidelines, for which the accrual of interest has generally been stopped. This rating includes loans: (i) where interest is more than 90 days past due, (ii) not fully secured, (iii) where a specific valuation allowance may be necessary, or (iv) where the borrower is unable to make contractual principal and interest payments. This rating is reviewed at least quarterly.

The credit risk profile by internally assigned grade, on a disaggregated basis, at December 31, 2021 and 2020 is as follows (in thousands):

2021:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$38,753	$381,346	$126,157	$63,141	$95,289	$704,686
Watch	239	99,127	17,853	8,132	7,421	132,772
Special Mention	-	3,085	3,519	762	7,664	15,030
Substandard	3,646	22,017	5,382	3,117	870	35,032
Substandard-Impaired	-	9,792	546	330	637	11,305

Total	$42,638	$515,367	$153,457	$75,482	$111,881	$898,825

2020:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$39,980	$346,591	$110,925	$101,858	$80,075	$679,429
Watch	5,350	88,113	33,144	15,897	20,793	163,297
Special Mention	-	23,753	175	52	-	23,980
Substandard	-	27,642	6,084	3,788	859	38,373
Substandard-Impaired	167	10,258	1,664	940	859	13,888

Total	$45,497	$496,357	$151,992	$122,535	$102,586	$918,967

The credit risk profile based on payment activity, on a disaggregated basis, at December 31, 2021 and 2020 is as follows (in thousands):

2021:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$245,598	$15,067	$260,665
Non-performing	1,147	30	1,177

Total	$246,745	$15,097	$261,842

2020:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$212,282	$15,003	$227,285
Non-performing	1,280	45	1,325

Total	$213,562	$15,048	$228,610

Consumer and 1-4 family loans are considered non-performing when the loan is greater than 90 days past due or it is determined that the borrower is unable to make contractual principal and interest payments.

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

The following is a recap of impaired loans, on a disaggregated basis, at December 31, 2021 and 2020 and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2021 and 2020 (in thousands):

2021:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$67	$-
Real estate - 1 to 4 family residential	677	739	-	605	19
Real estate - commercial	124	142	-	154	297
Real estate - agricultural	546	1,001	-	901	25
Commercial	233	269	-	367	-
Agricultural	322	521	-	335	15
Consumer and other	6	8	-	6	-
Total loans with no specific reserve:	1,908	2,680	-	2,435	356

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	303	314	40	329	-
Real estate - commercial	9,668	10,001	1,139	9,909	-
Real estate - agricultural	-	-	-	-	-
Commercial	97	98	60	164	-
Agricultural	315	315	132	371	-
Consumer and other	21	23	21	32	-
Total loans with specific reserve:	10,404	10,751	1,392	10,805	-

Total
Real estate - construction	-	-	-	67	-
Real estate - 1 to 4 family residential	980	1,053	40	934	19
Real estate - commercial	9,792	10,143	1,139	10,063	297
Real estate - agricultural	546	1,001	-	901	25
Commercial	330	367	60	531	-
Agricultural	637	836	132	706	15
Consumer and other	27	31	21	38	-

Total	$12,312	$13,431	$1,392	$13,240	$356

2020:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$167	$167	$-	$66	$-
Real estate - 1 to 4 family residential	416	475	-	318	-
Real estate - commercial	242	578	-	6,625	16
Real estate - agricultural	1,664	1,698	-	1,295	6
Commercial	274	318	-	524	23
Agricultural	377	542	-	1,592	344
Consumer and other	8	10	-	22	128
Total loans with no specific reserve:	3,148	3,788	-	10,442	517

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	924	1,278	150	935	66
Real estate - commercial	10,016	10,157	1,486	2,198	-
Real estate - agricultural	-	-	-	-	-
Commercial	666	1,247	115	418	-
Agricultural	482	484	40	400	-
Consumer and other	37	39	28	19	92
Total loans with specific reserve:	12,125	13,205	1,819	3,970	158

Total
Real estate - construction	167	167	-	66	-
Real estate - 1 to 4 family residential	1,340	1,753	150	1,253	66
Real estate - commercial	10,258	10,735	1,486	8,823	16
Real estate - agricultural	1,664	1,698	-	1,295	6
Commercial	940	1,565	115	942	23
Agricultural	859	1,026	40	1,992	344
Consumer and other	45	49	28	41	220

Total	$15,273	$16,993	$1,819	$14,412	$675

The interest foregone on nonaccrual loans for the years ended December 31, 2021 and 2020 was approximately $650 thousand and $975 thousand, respectively.

Nonaccrual loans as of December 31, 2021 and 2020 were $12.3 million and $15.3 million, respectively.

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

For TDR loans that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible impairment and, as necessary, recognizes impairment through the allowance. The Company had $262 thousand of net recoveries and $31 thousand of net charge offs for the years ended December 31, 2021 and 2020, respectively.

The Company had loans meeting the definition of TDR of $11.3 million as of December 31, 2021 and 2020, all of which were included as impaired and nonaccrual loans.

The Company’s TDRs, on a disaggregated basis, occurring in the years ended December 31 is as follows (dollars in thousands):

	2021			2020
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	3	578	578	-	-	-
Real estate - commercial	-	-	-	2	10,192	10,192
Real estate - agricultural	2	534	534	-	-	-
Commercial	2	64	64	-	-	-
Agricultural	2	294	294	3	54	54
Consumer and other	-	-	-	1	27	27

Total	9	$1,470	$1,470	6	$10,273	$10,273

During the year ended December 31, 2021, the Company granted concessions to five borrowers, with nine contracts, experiencing financial difficulties. The loans were restructured with lower interest rates or amortization periods longer than a typical loan.

During the year ended December 31, 2020, the Company granted concessions to four borrowers, with six contracts, experiencing financial difficulties. One loan was restructured with interest rates less than a market interest rate and the remaining loans were restructured with payment deferrals.

There were no TDR loans that were modified during the year ended December 31, 2021 and 2020 with a payment default. A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no significant financial impact from specific reserves for the TDR loans.

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

As of December 31, 2020, the Company had 24 COVID-19 related loan modifications still in the modification period with a total outstanding principal balance of $45.9 million. As of December 31, 2021, substantially all of the COVID-19 related loan modifications have returned to normal payment status.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2021 and 2020, are as follows (in thousands):

2021:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$42,638	$42,638	$-
Real estate - 1 to 4 family residential	1,198	482	1,680	245,065	246,745	169
Real estate - commercial	24	-	24	515,343	515,367	-
Real estate - agricultural	30	-	30	153,427	153,457	-
Commercial	251	15	266	75,216	75,482	-
Agricultural	172	-	172	111,709	111,881	-
Consumer and other	49	-	49	15,048	15,097	-

Total	$1,724	$497	$2,221	$1,158,446	$1,160,667	$169

2020:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$169	$167	$336	$45,161	$45,497	$-
Real estate - 1 to 4 family residential	1,523	176	1,699	211,863	213,562	6
Real estate - commercial	152	56	208	496,149	496,357	-
Real estate - agricultural	574	1,618	2,192	149,800	151,992	-
Commercial	283	3	286	122,249	122,535	3
Agricultural	79	458	537	102,049	102,586	30
Consumer and other	18	16	34	15,014	15,048	-

Total	$2,798	$2,494	$5,292	$1,142,285	$1,147,577	$39

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2021, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability. Loan transactions with related parties as of December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020

Balance, beginning of year	$13,017	$10,235
New loans	17,682	15,750
Repayments	(14,932)	(13,407)
Change in status	1,502	439
Balance, end of year	$17,269	$13,017

Note 5. Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2021 and 2020 (in thousands):

	2021	2020

Land	$4,038	$4,038
Buildings and improvements	22,880	21,803
Furniture and equipment	8,273	8,143
	35,191	33,984
Less accumulated depreciation	17,679	16,644
Total bank premises and equipment, net	$17,512	$17,340

Note 6. Goodwill

Goodwill arose in connection with four acquisitions in previous periods. Accounting standards allow for goodwill to be tested for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. There was no impairment of the carrying amount of goodwill in 2021 and 2020.

Note 7. Intangible Assets

The following sets forth the carrying amounts and accumulated amortization of all intangible assets at December 31, 2021 and 2020 (in thousands):

	2021		2020
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$4,043	$6,411	$3,493
Customer list	535	398	535	320
Total	$6,946	$4,441	$6,946	$3,813

The weighted average life of the intangible assets is approximately 3 and 4 years as of December 31, 2021 and 2020, respectively.

The amortization expense for the intangible assets totaled $628 thousand and $826 thousand for the years ended December 31, 2021 and 2020, respectively. Estimated remaining amortization expense on intangible assets is as follows for the years ending December 31 (in thousands):

2022	$574
2023	502
2024	337
2025	301
2026	268
After	523

Total	$2,505

The following sets forth the activity related to intangible assets for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020

Beginning intangibles, net	$3,133	$3,959
Amortization	(628)	(826)

Ending intangible asset, net	$2,505	$3,133

Note 8. Deposits

At December 31, 2021, the maturities of time deposits are as follows (in thousands):

2022	$142,300
2023	40,886
2024	18,317
2025	7,597
2026	6,362
Total time deposits	$215,462

Interest expense on deposits for the years ended December 31, 2021 and 2020 is summarized as follows (in thousands):

	2021	2020

Interest-bearing checking	$758	$1,465
Savings and money market	1,150	1,769
Time deposits	2,434	4,587
Total deposit interest expense	$4,342	$7,821

Deposits held by the Company from related parties as of December 31, 2021 and 2020 totaled approximately $22.3 million and $18.9 million, respectively.

Note 9. Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements (repurchase agreements) as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Securities sold under agreements to repurchase:
U.S. government treasuries	$4,971	$2,069
U.S. government agencies	38,045	39,362
U.S. government mortgage-backed securities	11,127	14,320

Total pledged collateral	$54,143	$55,751

The following table summarizes the outstanding amount of, and the average rate on, repurchase agreements as of December 31, 2021 and 2020 (dollars in thousands).

	2021		2020

		Average		Average
	Balance	Rate	Balance	Rate

Repurchase agreements	$39,851	0.25%	$37,293	0.30%

Note 10. Borrowings

At December 31, 2021, FHLB advances consisted of the following (dollars in thousands):

		Weighted
		Average
	Amount	Interest Rate
FHLB advances maturing in:
2024	3,000	1.57%
Total FHLB advances	$3,000	1.57%

Borrowed funds at December 31, 2021 and 2020 consisted of an FHLB advance. FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $309.4 million and $208.0 million at December 31, 2021 and 2020, respectively.

Note 11. Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan. For the years ended December 31, 2021 and 2020, the Company matched employee contributions up to a maximum of 3% and contributed an amount equal to 3% of the participating employee’s compensation. For the years ended December 31, 2021 and 2020, Company contributions to the plan were approximately $1.0 million and $1.1 million, respectively. The plan covers substantially all employees.

Note 12. Income Taxes

The components of income tax expense for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Federal:
Current	$4,518	$4,102
Deferred	308	(886)
Total federal income tax expense	4,826	3,216
State:
Current	1,509	1,366
Deferred	425	(201)
Total state income tax expense	1,934	1,165

Total income tax expense	$6,760	$4,381

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before income taxes for the years ended December 31, 2021 and 2020 as shown in the following table (in thousands):

	2021	2020

Income taxes at 21%	$6,441	$4,879
Increase (decrease) resulting from:
Tax-exempt interest	(661)	(761)
State taxes, net of federal tax benefit	1,174	1,076
New Markets Tax Credits	(764)	(764)
Valuation allowance	396	-
Other	174	(49)
Total income tax expense	$6,760	$4,381

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020

Deferred tax assets:
Allowance for loan losses	$4,146	$4,294
State operating and alternative minimum tax carryforward	761	729
Fair value adjustments from acquisitions	116	164
Accrued vacation	280	272
Off balance sheet reserve	144	149
Other deferred tax assets	230	207
Total deferred tax assets	5,677	5,815
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	(955)	(5,341)
Goodwill and other intangible assets	(1,135)	(1,058)
Bank premises and equipment	(584)	(609)
Deferred loan costs	(145)	(62)
Other deferred tax liabilities	(314)	(250)
Total deferred tax liabilities	(3,133)	(7,320)

Valuation allowance	(622)	(226)

Net deferred tax asset (liability)	$1,922	$(1,731)

The Company has approximately $396 thousand of state income taxes associated with state net operating loss (“NOL”) carryforwards as of December 31, 2021. In 2021, the Company has recorded a valuation allowance against the tax effect of the NOL in the amount of $396 thousand, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company has approximately $226 thousand of state alternative minimum tax (“AMT”) credit carryforwards available to offset future state alternative minimum taxable income as of December 31, 2021 and 2020. The Company has recorded a valuation allowance against the tax effect of the AMT credit carryforwards, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa. The Company is no longer subject to U.S. federal income and state tax examinations for years before 2018.

The Company follows the accounting requirements for uncertain tax positions. Management has determined that the Company has no material uncertain tax positions and no material accrued interest or penalties as of or for the years ended December 31, 2021 and 2020 that would require recognition. The Company had no significant unrecognized tax benefits as of December 31, 2021, that if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the next 12 months as of December 31, 2021 and 2020.

Note 13. Commitments, Contingencies and Concentrations of Credit Risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company’s commitments as of December 31, 2021 and 2020 is as follows (in thousands):

	2021	2020

Commitments to extend credit	$223,363	$222,660
Standby letters of credit	6,540	7,168
Total commitments	$229,903	$229,828

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. As of December 31, 2021 and 2020, approximately $129.8 million and $131.8 million of the commitments to extend credit were fixed interest rates. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

As of December 31, 2021 and 2020, the Banks have established liabilities totaling approximately $692 thousand and $713 thousand, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

On April 16, 2021, the Company entered into a commitment with a contractor to build a new branch in West Des Moines, Iowa for $1.8 million. There was $1.0 million remaining on the commitment as of December 31, 2021.

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

Note 14. Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Regulators also have the ability to impose higher limits than those specified by capital adequacy guidelines if they so deem necessary. Management believes, as of December 31, 2021 and 2020, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2021 and 2020 are also presented in the tables. (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes*		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2021:
Total capital (to risk- weighted assets):
Consolidated	$208,480	14.8%	$146,881	10.50%	N/A	N/A
Boone Bank & Trust	15,603	14.2	11,562	10.50	11,012	10.0%
First National Bank	104,608	14.5	75,832	10.50	72,221	10.0
Iowa State Savings Bank	24,008	15.9	15,895	10.50	15,138	10.0
Reliance State Bank	27,292	13.6	21,136	10.50	20,129	10.0
State Bank & Trust	20,885	15.2	14,416	10.50	13,730	10.0
United Bank & Trust	12,001	15.7	8,039	10.50	7,657	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$191,161	13.7%	$118,904	8.50%	N/A	N/A
Boone Bank & Trust	14,652	13.3	9,360	8.50	8,809	8.0%
First National Bank	95,573	13.2	61,388	8.50	57,777	8.0
Iowa State Savings Bank	22,747	15.0	12,868	8.50	12,111	8.0
Reliance State Bank	24,774	12.3	17,110	8.50	16,103	8.0
State Bank & Trust	19,231	14.0	11,670	8.50	10,984	8.0
United Bank & Trust	11,042	14.4	6,508	8.50	6,125	8.0

Tier 1 capital (to average- assets):
Consolidated	$191,161	9.0%	$84,585	4.00%	N/A	N/A
Boone Bank & Trust	14,652	9.0	6,525	4.00	8,157	5.0%
First National Bank	95,573	8.7	44,333	4.00	55,416	5.0
Iowa State Savings Bank	22,747	9.1	10,102	4.00	12,628	5.0
Reliance State Bank	24,774	8.8	11,396	4.00	14,245	5.0
State Bank & Trust	19,231	9.1	8,469	4.00	10,586	5.0
United Bank & Trust	11,042	8.9	4,955	4.00	6,193	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$191,161	13.7%	$97,921	7.00%	N/A	N/A
Boone Bank & Trust	14,652	13.3	7,708	7.00	7,158	6.5%
First National Bank	95,573	13.2	50,555	7.00	46,944	6.5
Iowa State Savings Bank	22,747	15.0	10,597	7.00	9,840	6.5
Reliance State Bank	24,774	12.3	14,091	7.00	13,084	6.5
State Bank & Trust	19,231	14.0	9,611	7.00	8,924	6.5
United Bank & Trust	11,042	14.4	5,360	7.00	4,977	6.5

* These ratios for December 31, 2021 include a capital conservation buffer of 2.50% for capital adequacy purposes, except for the Tier 1 capital to average assets ratios.

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

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2021, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

On March 31, 2020, the Banks qualified for the community bank leverage ratio (CBLR) framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. The CARES ACT lowered the CBLR to 8% beginning in the second quarter of 2020. Beginning in 2021, the CBLR was increased to 8.5% for the calendar year and will increase to 9% beginning January 1, 2022. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The Banks elected to stop reporting their capital ratios under the Community Bank Leverage Ratio as of September 30, 2021.

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

Note 15. Fair Value Measurements

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2021 and 2020 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2021

U.S. government treasuries	$190,479	$190,479	$-	$-
U.S. government agencies	116,014	-	116,014	-
U.S. government mortgage-backed securities	149,601	-	149,601	-
State and political subdivisions	292,859	-	292,859	-
Corporate bonds	82,050	-	82,050	-

Total assets at fair value on a recurring basis	$831,003	$190,479	$640,524	$-

2020

U.S. government treasuries	$12,053	$12,053	$-	$-
U.S. government agencies	111,199	-	111,199	-
U.S. government mortgage-backed securities	150,195	-	150,195	-
State and political subdivisions	251,584	-	251,584	-
Corporate bonds	71,968	-	71,968	-

Total assets at fair value on a recurring basis	$596,999	$12,053	$584,946	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment). The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2021 and 2020 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2021

Loans	$9,012	$-	$-	$9,012
Other real estate owned	218	-	-	218

Total assets at fair value on a nonrecurring basis	$9,230	$-	$-	$9,230

2020

Loans	$10,306	$-	$-	$10,306
Other real estate owned	218	-	-	218

Total assets at fair value on a nonrecurring basis	$10,524	$-	$-	$10,524

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020 are as follows (in thousands):

	2021
		Valuation	Range of	Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans	$9,012	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$218	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

	2020
		Valuation	Range of	Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans	$10,306	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$218	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The following table includes the carrying amounts and estimated fair values of financial assets and liabilities as of December 31, 2021 and 2020 (in thousands):

		2021		2020
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$89,129	$89,129	$173,097	$173,097
Interest-bearing time deposits	Level 2	16,922	16,922	18,426	18,426
Securities available-for-sale	See previous table	831,003	831,003	596,999	596,999
FHLB and FRB stock	Level 2	3,422	3,422	3,148	3,148
Loans receivable, net	Level 2	1,144,108	1,112,684	1,129,505	1,116,352
Loans held for sale	Level 2	-	-	1,621	1,621
Accrued income receivable	Level 1	10,124	10,124	11,143	11,143
Financial liabilities:
Deposits	Level 2	$1,878,019	$1,880,137	$1,716,446	$1,720,023
Securities sold under agreements to repurchase	Level 1	39,851	39,851	37,293	37,293
FHLB advances	Level 2	3,000	3,071	3,000	3,111
Accrued interest payable	Level 1	353	353	829	829

Commitments to extend credit and standby letters of credit: The fair values of commitments to extend credit and standby letters of credit are based on fees currently charged to enter into similar agreements, considering the remaining terms of the agreement and credit worthiness of the counterparties. The carrying value and fair value of the commitments to extend credit and standby letters of credit are not considered significant.

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

Note 16. Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after December 31, 2021, but prior to March 11, 2022, that provided additional evidence about conditions that existed as of December 31, 2021. There were no significant events or transactions that provided evidence about conditions that did not exist at December 31, 2021.

Note 17. Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets as of December 31, 2021 and 2020, and statements of income and cash flows for each of the years in the two-year period ended December 31, 2021, is as follows (in thousands):

CONDENSED BALANCE SHEETS
December 31, 2021 and 2020

	2021	2020

ASSETS

Cash and due from banks	$99	$32
Interest-bearing deposits in banks	1,890	2,556
Total cash and cash equivalents	1,989	2,588
Investment in bank subsidiaries	204,638	202,535
Loans receivable, net	1,727	1,842
Premises and equipment, net	2,474	2,844
Accrued income receivable	2	6
Other assets	58	171

Total assets	$210,888	$209,986

LIABILITIES

Dividends payable	$2,364	$-
Accrued expenses and other liabilities	746	499

Total liabilities	3,110	499

STOCKHOLDERS' EQUITY

Common stock	18,184	18,245
Additional paid-in capital	16,353	17,002
Retained earnings	170,377	158,217
Accumulated other comprehensive income	2,864	16,023
Total stockholders' equity	207,778	209,487

Total liabilities and stockholders' equity	$210,888	$209,986

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2021 and 2020

	2021	2020
Operating income:
Equity in net income of bank subsidiaries	$24,918	$19,413
Interest income	79	101
Rental income	432	432
Other income	2,252	2,187
	27,681	22,133

Provision (credit) for loan losses	(5)	-

Operating income after provision (credit) for loan losses	27,686	22,133

Operating expenses	3,593	3,496

Income before income taxes	24,093	18,637

Income tax (benefit)	180	(213)

Net income	$23,913	$18,850

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,913	$18,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98	97
Credit for loan losses	(5)	-
Provision (credit) for deferred income taxes	342	(60)
Equity in net income of bank subsidiaries	(24,918)	(19,413)
Dividends received from bank subsidiaries	9,656	9,599
Decrease in accrued income receivable	4	-
(Increase) decrease in other assets	285	(4)
Increase (decrease) in accrued expense and other liabilities	23	(48)
Net cash provided by operating activities	9,398	9,021

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in loans	120	107
Investments in bank subsidiary	-	(310)
Purchase of premises and equipment	(18)	(292)
Net cash provided by (used in) investing activities	102	(495)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(9,389)	(9,072)
Stock repurchases	(710)	(1,992)
Net cash (used in) financing activities	(10,099)	(11,064)

Net increase (decrease) in cash and cash equivalents	(599)	(2,538)

CASH AND CASH EQUIVALENTS
Beginning	2,588	5,126
Ending	$1,989	$2,588

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash receipts for income taxes	$178	$173

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Internal control over financial reporting of the Company includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on the specified criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 27, 2022, as filed with the SEC on March 11, 2022 (the "Proxy Statement"), which information is incorporated herein by this reference.

Executive Officers

The information regarding the executive officers appears in Item 1 of Part I of this Annual Report under the heading “Information About our Executive Officers”.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is CliftonLarsonAllen LLP, West Des Moines, IA., PCAOB ID: 655.

Refer to the information under the caption "Relationship with Independent Registered Public Accounting Firm" in the Proxy Statement, which information is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Financial Statements and Schedules.

1.	Financial Statements

The consolidated financial statements that appear in Item 8 of this Form 10-K are incorporated herein by reference.

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

Exhibit Number	Description

3.1	- Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on March 12, 2015).
3.2	- Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on March 12, 2015).
4.1	- Description of Securities (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on March 12, 2021).
10.1*	- Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 19, 2012).
10.2*	- Bank Director Stock Purchase Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 30, 2021).
10.3	- Promissory Note and Credit Agreement with Green Belt Bank & Trust (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 15, 2021).
21**	- Subsidiaries of the Company
23**	- Consent of Independent Registered Public Accounting Firm
31.1**	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
104	Cover page Interactive Data File (embedded within the Inline XBRL document)

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMES NATIONAL CORPORATION

March 11, 2022	By:	/s/ John P. Nelson
John P. Nelson, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 11, 2022.

/s/ John P. Nelson
John P. Nelson, Chief Executive Officer, President, and Director (Principal Executive Officer)

/s/ John L. Pierschbacher
John L. Pierschbacher, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Betty A. Baudler Horras
Betty A. Baudler Horras, Director

/s/ David W. Benson
David W. Benson, Director

/s/ Michelle R. Cassabaum
Michelle R. Cassabaum, Director

/s/ Lisa M. Eslinger
Lisa M. Eslinger, Director

/s/ Steven D. Forth
Steven D. Forth, Director

/s/ Patrick G. Hagan
Patrick G. Hagan, Director

/s/ James R. Larson II
James R. Larson II, Director

/s/ Thomas H. Pohlman
Thomas H. Pohlman, Director

/s/ Kevin L. Swartz
Kevin L. Swartz, Director