Form 10-Q
period 2022-03-31
AMES NATIONAL CORP
filed 2022-05-06
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, there were 9,092,167 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$28,681	$19,590
Interest-bearing deposits in financial institutions and federal funds sold	119,651	69,539
Total cash and cash equivalents	148,332	89,129
Interest-bearing time deposits	16,419	16,922
Securities available-for-sale	823,897	831,003
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,473	3,422
Loans receivable, net	1,130,077	1,144,108
Bank premises and equipment, net	17,733	17,512
Accrued income receivable	9,330	10,124
Bank-owned life insurance	3,002	2,985
Deferred income taxes, net	13,112	1,922
Intangible assets, net	2,359	2,505
Goodwill	12,424	12,424
Other assets	4,560	4,985

Total assets	$2,184,718	$2,137,041

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$413,114	$411,585
Interest-bearing checking	630,016	575,997
Savings and money market	705,560	674,975
Time, $250 and over	41,460	40,793
Other time	169,743	174,669
Total deposits	1,959,893	1,878,019

Securities sold under agreements to repurchase	39,902	39,851
FHLB advances	-	3,000
Dividends payable	2,455	2,364
Accrued expenses and other liabilities	5,803	6,029
Total liabilities	2,008,053	1,929,263

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 9,092,167 shares as of March 31, 2022 and December 31, 2021	18,184	18,184
Additional paid-in capital	16,353	16,353
Retained earnings	173,067	170,377
Accumulated other comprehensive income (loss)	(30,939)	2,864
Total stockholders' equity	176,665	207,778

Total liabilities and stockholders' equity	$2,184,718	$2,137,041

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021

Interest and dividend income:
Loans, including fees	$10,644	$11,984
Securities:
Taxable	2,588	1,989
Tax-exempt	674	844
Other interest and dividend income	166	178
Total interest income	14,072	14,995

Interest expense:
Deposits	888	1,294
Other borrowed funds	32	37
Total interest expense	920	1,331

Net interest income	13,152	13,664

Provision (credit) for loan losses	(127)	(426)

Net interest income after provision (credit) for loan losses	13,279	14,090

Noninterest income:
Wealth management income	1,280	932
Service fees	338	333
Securities gains, net	35	-
Gain on sale of loans held for sale	180	504
Merchant and card fees	442	464
Other noninterest income	278	273
Total noninterest income	2,553	2,506

Noninterest expense:
Salaries and employee benefits	5,611	5,507
Data processing	1,432	1,372
Occupancy expenses, net	717	728
FDIC insurance assessments	147	139
Professional fees	474	396
Business development	336	237
Intangible asset amortization	146	160
New market tax credit projects amortization	189	160
Other operating expenses, net	327	307
Total noninterest expense	9,379	9,006

Income before income taxes	6,453	7,590

Provision for income taxes	1,308	1,567

Net income	$5,145	$6,023

Basic and diluted earnings per share	$0.57	$0.66

Dividends declared per share	$0.27	$0.25

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2022	2021

Net income	$5,145	$6,023
Unrealized (losses) on securities before tax:
Unrealized holding (losses) arising during the period	(45,034)	(11,833)
Less: reclassification adjustment for gains realized in net income	35	-
Other comprehensive (loss), before tax	(45,069)	(11,833)
Tax effect related to other comprehensive (loss)	11,266	2,957
Other comprehensive (loss), net of tax	(33,803)	(8,876)
Comprehensive (loss)	$(28,658)	$(2,853)

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share and per share data)
Three Months Ended March 31, 2022 and 2021

	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders'
	Shares	Amount	in Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2020	9,122,747	$18,245	$17,002	$158,217	$16,023	$209,487
Net income	-	-	-	6,023	-	6,023
Other comprehensive (loss)	-	-	-	-	(8,876)	(8,876)
Cash dividends declared, $0.25 per share	-	-	-	(2,281)	-	(2,281)
Balance, March 31, 2021	9,122,747	$18,245	$17,002	$161,959	$7,147	$204,353

Balance, December 31, 2021	9,092,167	$18,184	$16,353	$170,377	$2,864	$207,778
Net income	-	-	-	5,145	-	5,145
Other comprehensive (loss)	-	-	-	-	(33,803)	(33,803)
Cash dividends declared, $0.27 per share	-	-	-	(2,455)	-	(2,455)
Balance, March 31, 2022	9,092,167	$18,184	$16,353	$173,067	$(30,939)	$176,665

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
Three Months Ended March 31, 2022 and 2021

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,145	$6,023
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(127)	(426)
Provision for off-balance sheet commitments	13	-
Amortization of securities available-for-sale, loans and deposits, net	702	489
Amortization of intangible assets	146	160
Depreciation	313	356
Deferred income taxes	77	93
Securities (gains), net	(35)	-
Increase in cash value of bank-owned life insurance	(17)	(17)
(Gain) on sales of loans held for sale	(180)	(504)
Proceeds from loans held for sale	9,191	22,428
Originations of loans held for sale	(9,011)	(20,901)
Amortization of investment in New Markets Tax Credit projects	189	160
Change in assets and liabilities:
Decrease in accrued income receivable	794	1,129
(Increase) decrease in other assets	23	(224)
Increase (decrease) in accrued expenses and other liabilities	(239)	616
Net cash provided by operating activities	6,984	9,382

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	503	531
Purchase of securities available-for-sale	(61,423)	(113,635)
Proceeds from sale of securities available-for-sale	535	-
Proceeds from maturities and calls of securities available-for-sale	22,175	25,680
Purchase of FHLB stock	(176)	(286)
Proceeds from the redemption of FHLB stock	125	7
Net decrease in loans	14,451	9,923
Purchase of bank premises and equipment	(532)	(83)
Net cash (used in) investing activities	(24,342)	(77,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	81,874	126,358
Increase in securities sold under agreements to repurchase	51	4,128
Payments on FHLB borrowings	(3,000)	-
Dividends paid	(2,364)	(2,281)
Net cash provided by financing activities	76,561	128,205

Net increase in cash and cash equivalents	59,203	59,724

CASH AND CASH EQUIVALENTS
Beginning	89,129	173,097
Ending	$148,332	$232,821

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)
(in thousands)
Three Months Ended March 31, 2022 and 2021

	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$981	$1,576
Income taxes	95	70

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$-	$10

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared by Ames National Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these interim financial statements be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present the financial results for the interim periods reported. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications: Certain reclassifications have been made to the prior period’s consolidated financial statements to present them on a basis comparable with the current period’s consolidated financial statements. Interest-bearing deposits in financial institutions and federal funds sold were reclassified as cash and cash equivalents in 2021 resulting in net cash used in investing activities decreasing by approximately $61 million. No other reclassifications were significant. The reclassifications had no effect on stockholders’ equity and net income of the prior periods.

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2021 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of March 31, 2022.

New and Pending Accounting Pronouncements: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB voted to approve amendments to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The amendment delays the effective date for our Company until interim and annual periods beginning after December 15, 2022. The Company continues collecting and retaining loan and credit data and evaluating various loss estimation models, along with refining the implementation of the software and its approach for determining the expected credit losses under the new guidance. The impact of ASU No. 2016-13 on the Company’s financial statements is unknown at this time. The Company will continue to evaluate the extent of the potential impact.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU improve the usefulness of information provided to investors about certain loan refinancing, restructurings, and write-offs. The amendments eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors that have adopted ASU No. 2016-13. It also enhances disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Lastly, the amendments require that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements.

2.	Dividends

On February 9, 2022, the Company declared a cash dividend on its common stock, payable on May 13, 2022 to stockholders of record as of April 29, 2022, equal to $0.27 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2022 and 2021 was 9,092,167 and 9,122,747, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

4.	Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2021.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2022 and December 31, 2021 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2022

U.S. government treasuries	$200,887	$200,887	$-	$-
U.S. government agencies	112,168	-	112,168	-
U.S. government mortgage-backed securities	142,507	-	142,507	-
State and political subdivisions	289,213	-	289,213	-
Corporate bonds	79,122	-	79,122	-

	$823,897	$200,887	$623,010	$-

2021

U.S. government treasuries	$190,479	$190,479	$-	$-
U.S. government agencies	116,014	-	116,014	-
U.S. government mortgage-backed securities	149,601	-	149,601	-
State and political subdivisions	292,859	-	292,859	-
Corporate bonds	82,050	-	82,050	-

	$831,003	$190,479	$640,524	$-

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2022

Loans receivable	$8,991	$-	$-	$8,991

2021

Loans receivable	$9,012	$-	$-	$9,012
Other real estate owned	218	-	-	218

Total	$9,230	$-	$-	$9,230

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	2022
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$8,991	Evaluation of collateral	Estimation of value	NM*

	2021
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$9,012	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$218	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of March 31, 2022 and December 31, 2021 (in thousands):

		2022		2021
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$148,332	$148,332	$89,129	$89,129
Interest-bearing time deposits	Level 1	16,419	16,419	16,922	16,922
Securities available-for-sale	See previous table	823,897	823,897	831,003	831,003
FHLB and FRB stock	Level 2	3,473	3,473	3,422	3,422
Loans receivable, net	Level 2	1,130,077	1,075,680	1,144,108	1,112,684
Accrued income receivable	Level 1	9,330	9,330	10,124	10,124
Financial liabilities:
Deposits	Level 2	$1,959,893	$1,961,384	$1,878,019	$1,880,137
Securities sold under agreements to repurchase	Level 1	39,902	39,902	39,851	39,851
FHLB advances	Level 2	-	-	3,000	3,071
Accrued interest payable	Level 1	292	292	353	353

The methodologies used to determine fair value as of March 31, 2022 did not change from the methodologies described in the December 31, 2021 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of March 31, 2022 and December 31, 2021 are summarized below (in thousands):

2022:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$212,757	$16	$(11,886)	$200,887
U.S. government agencies	116,513	99	(4,444)	112,168
U.S. government mortgage-backed securities	151,333	90	(8,916)	142,507
State and political subdivisions	302,881	296	(13,964)	289,213
Corporate bonds	81,664	235	(2,777)	79,122
	$865,148	$736	$(41,987)	$823,897

2021:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$192,323	$239	$(2,083)	$190,479
U.S. government agencies	114,531	2,235	(752)	116,014
U.S. government mortgage-backed securities	149,896	1,375	(1,670)	149,601
State and political subdivisions	290,548	4,035	(1,724)	292,859
Corporate bonds	79,887	2,437	(274)	82,050
	$827,185	$10,321	$(6,503)	$831,003

The amortized cost and fair value of debt securities available-for-sale as of March 31, 2022, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$43,084	$43,195
Due after one year through five years	459,166	439,613
Due after five years through ten years	340,100	319,708
Due after ten years	22,798	21,381
Total	$865,148	$823,897

Securities with a carrying value of $217.3 million and $219.7 million at March 31, 2022 and December 31, 2021, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The proceeds and gains on securities available-for-sale for the three months ended March 31, 2022 and 2021 are summarized below (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Proceeds from sales of securities available-for-sale	$535	$-
Gross realized gains on securities available-for-sale	35	-
Gross realized losses on securities available-for-sale	-	-

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
2022:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$181,570	$(10,962)	$11,487	$(924)	$193,057	$(11,886)
U.S. government agencies	77,732	(3,006)	15,671	(1,438)	93,403	(4,444)
U.S. government mortgage-backed securities	82,105	(4,063)	51,997	(4,853)	134,102	(8,916)
State and political subdivisions	218,589	(11,894)	19,703	(2,070)	238,292	(13,964)
Corporate bonds	43,356	(2,603)	1,460	(174)	44,816	(2,777)
	$603,352	$(32,528)	$100,318	$(9,459)	$703,670	$(41,987)

	Less than 12 Months		12 Months or More		Total
2021:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$163,206	$(2,083)	$-	$-	$163,206	$(2,083)
U.S. government agencies	30,647	(570)	5,836	(182)	36,483	(752)
U.S. government mortgage-backed securities	92,192	(1,580)	2,524	(90)	94,716	(1,670)
State and political subdivisions	115,204	(1,667)	1,725	(57)	116,929	(1,724)
Corporate bonds	16,484	(274)	-	-	16,484	(274)
	$417,733	$(6,174)	$10,085	$(329)	$427,818	$(6,503)

Gross unrealized losses on debt securities totaled $42.0 million as of March 31, 2022. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

	2022	2021

Real estate - construction	$46,140	$42,638
Real estate - 1 to 4 family residential	256,362	246,745
Real estate - commercial	507,598	515,367
Real estate - agricultural	152,136	153,457
Commercial [1]	71,150	75,482
Agricultural	96,197	111,881
Consumer and other	16,647	15,097
	1,146,230	1,160,667
Less:
Allowance for loan losses	(16,484)	(16,621)
Deferred loan (fees) and costs, net	331	62
Loans receivable, net	$1,130,077	$1,144,108

[1] Commercial loan portfolio includes $0.3 million and $6.0 million of Paycheck Protection Program ("PPP") loans as of March 31, 2022 and December 31, 2021, respectively.

The Paycheck Protection Program (PPP) was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in response to the Coronavirus Disease 2019 (COVID-19) pandemic. Funding was extended into 2021. The PPP is administered by the Small Business Administration (SBA). PPP loans are forgivable by the SBA in qualifying circumstances and are 100 percent guaranteed by the SBA.

Activity in the allowance for loan losses, on a disaggregated basis, for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31, 2022
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2021	$675	$2,752	$8,406	$1,584	$1,170	$1,836	$198	$16,621
Provision (credit) for loan losses	(30)	150	(92)	46	(19)	(230)	48	(127)
Recoveries of loans charged-off	-	1	-	-	1	-	1	3
Loans charged-off	-	(4)	-	-	-	-	(9)	(13)
Balance, March 31, 2022	$645	$2,899	$8,314	$1,630	$1,152	$1,606	$238	$16,484

	Three Months Ended March 31, 2021
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2020	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215
Provision (credit) for loan losses	143	(431)	118	(97)	(79)	(82)	2	(426)
Recoveries of loans charged-off	-	263	1	-	1	-	4	269
Loans charged-off	-	(30)	-	-	(113)	-	(8)	(151)
Balance, March 31, 2021	$868	$2,383	$9,049	$1,498	$1,262	$1,614	$233	$16,907

Allowance for loan losses disaggregated on the basis of impairment analysis method as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

2022		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$53	$1,139	$-	$42	$119	$20	$1,373
Collectively evaluated for impairment	645	2,846	7,175	1,630	1,110	1,487	218	15,111
Balance March 31, 2022	$645	$2,899	$8,314	$1,630	$1,152	$1,606	$238	$16,484

2021		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$40	$1,139	$-	$60	$132	$21	$1,392
Collectively evaluated for impairment	675	2,712	7,267	1,584	1,110	1,704	177	15,229
Balance December 31, 2021	$675	$2,752	$8,406	$1,584	$1,170	$1,836	$198	$16,621

Loans receivable disaggregated on the basis of impairment analysis method as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

2022		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$976	$9,789	$542	$262	$564	$24	$12,157
Collectively evaluated for impairment	46,140	255,386	497,809	151,594	70,888	95,633	16,623	1,134,073

Balance March 31, 2022	$46,140	$256,362	$507,598	$152,136	$71,150	$96,197	$16,647	$1,146,230

2021		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$980	$9,792	$546	$330	$637	$27	$12,312
Collectively evaluated for impairment	42,638	245,765	505,575	152,911	75,152	111,244	15,070	1,148,355

Balance December 31, 2021	$42,638	$246,745	$515,367	$153,457	$75,482	$111,881	$15,097	$1,160,667

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

Impaired loans, on a disaggregated basis, as of March 31, 2022 and December 31, 2021 (in thousands):

	2022			2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	651	719	-	677	739	-
Real estate - commercial	121	140	-	124	142	-
Real estate - agricultural	542	617	-	546	1,001	-
Commercial	220	258	-	233	269	-
Agricultural	255	486	-	322	521	-
Consumer and other	4	6	-	6	8	-
Total loans with no specific reserve:	1,793	2,226	-	1,908	2,680	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	325	341	53	303	314	40
Real estate - commercial	9,668	10,001	1,139	9,668	10,001	1,139
Real estate - agricultural	-	-	-	-	-	-
Commercial	42	42	42	97	98	60
Agricultural	309	315	119	315	315	132
Consumer and other	20	22	20	21	23	21
Total loans with specific reserve:	10,364	10,721	1,373	10,404	10,751	1,392

Total
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	976	1,060	53	980	1,053	40
Real estate - commercial	9,789	10,141	1,139	9,792	10,143	1,139
Real estate - agricultural	542	617	-	546	1,001	-
Commercial	262	300	42	330	367	60
Agricultural	564	801	119	637	836	132
Consumer and other	24	28	20	27	31	21

	$12,157	$12,947	$1,373	$12,312	$13,431	$1,392

Average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$167	$-
Real estate - 1 to 4 family residential	664	3	361	-
Real estate - commercial	123	-	192	297
Real estate - agricultural	544	-	1,378	25
Commercial	227	4	546	-
Agricultural	289	-	360	13
Consumer and other	5	-	6	-
Total loans with no specific reserve:	1,852	7	3,010	335

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	314	-	509	-
Real estate - commercial	9,668	-	10,016	-
Real estate - agricultural	-	-	-	-
Commercial	70	-	333	-
Agricultural	312	-	443	-
Consumer and other	21	-	40	-
Total loans with specific reserve:	10,385	-	11,341	-

Total
Real estate - construction	-	-	167	-
Real estate - 1 to 4 family residential	978	3	870	-
Real estate - commercial	9,791	-	10,208	297
Real estate - agricultural	544	-	1,378	25
Commercial	297	4	879	-
Agricultural	601	-	803	13
Consumer and other	26	-	46	-

	$12,237	$7	$14,351	$335

The interest foregone on nonaccrual loans for the three months ended March 31, 2022 and 2021 was approximately $143 thousand and $199 thousand, respectively.

Nonaccrual loans at March 31, 2022 and December 31, 2021 were $12.2 million and $12.3 million, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $11.27 million as of March 31, 2022, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $11.30 million as of December 31, 2021, all of which were included in impaired and nonaccrual loans.

The Company’s TDRs, on a disaggregated basis, occurring in the three months ended March 31, 2022 and 2021, were as follows (dollars in thousands):

Three Months Ended March 31,
	2022			2021
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	2	153	153
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	1	58	58
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	-	$-	$-	3	$211	$211

During the three months ended March 31, 2022, the Company did not grant any concessions to borrowers facing financial difficulties. During the three months ended March 31, 2021, the Company granted concessions to two borrowers, with three contracts, facing financial difficulties. The loans were restructured for an extended maturity without principal reductions or an amortization period longer than a typical loan.

There were no TDR loans that were modified during the twelve months ended March 31, 2022 that had payment defaults. The Company considers TDR loans to have payment default when it is past due 60 days or more.

There were no net charge-offs and $262 thousand of net recoveries related to TDRs for the three months ended March 31, 2022 and 2021, respectively. No additional specific reserve was provided for the three months ended March 31, 2022 and 2021.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2022 and December 31, 2021, is as follows (in thousands):

2022		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$46,140	$46,140	$-
Real estate - 1 to 4 family residential	989	216	1,205	255,157	256,362	-
Real estate - commercial	24	-	24	507,574	507,598	-
Real estate - agricultural	408	-	408	151,728	152,136	-
Commercial	549	49	598	70,552	71,150	-
Agricultural	894	-	894	95,303	96,197	-
Consumer and other	15	-	15	16,632	16,647	-

	$2,879	$265	$3,144	$1,143,086	$1,146,230	$-

2021		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$42,638	$42,638	$-
Real estate - 1 to 4 family residential	1,198	482	1,680	245,065	246,745	169
Real estate - commercial	24	-	24	515,343	515,367	-
Real estate - agricultural	30	-	30	153,427	153,457	-
Commercial	251	15	266	75,216	75,482	-
Agricultural	172	-	172	111,709	111,881	-
Consumer and other	49	-	49	15,048	15,097	-

	$1,724	$497	$2,221	$1,158,446	$1,160,667	$169

The credit risk profile by internally assigned grade, on a disaggregated basis, as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

2022	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$45,904	$388,722	$125,766	$61,302	$80,758	$702,452
Watch	236	78,615	20,791	7,372	14,293	121,307
Special Mention	-	830	-	633	-	1,463
Substandard	-	29,642	5,037	1,581	582	36,842
Substandard-Impaired	-	9,789	542	262	564	11,157

	$46,140	$507,598	$152,136	$71,150	$96,197	$873,221

2021	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$38,753	$381,346	$126,157	$63,141	$95,289	$704,686
Watch	239	99,127	17,853	8,132	7,421	132,772
Special Mention	-	3,085	3,519	762	7,664	15,030
Substandard	3,646	22,017	5,382	3,117	870	35,032
Substandard-Impaired	-	9,792	546	330	637	11,305

	$42,638	$515,367	$153,457	$75,482	$111,881	$898,825

The credit risk profile based on payment activity, on a disaggregated basis, as of March 31, 2022 and December 31, 2021 is as follows (in thousands):

2022	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$255,386	$16,623	$272,009
Non-performing	976	24	1,000

	$256,362	$16,647	$273,009

2021	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$245,598	$15,067	$260,665
Non-performing	1,147	30	1,177

	$246,745	$15,097	$261,842

8.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at March 31, 2022 and December 31, 2021 (in thousands):

	2022		2021
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$4,169	$6,411	$4,043
Customer list	535	418	535	398

Total	$6,946	$4,587	$6,946	$4,441

The weighted average remaining life of the intangible assets is approximately 3 years and 4 years as of March 31, 2022 and December 31, 2021.

The following sets forth the activity related to the intangible assets for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Beginning intangible assets, net	$2,505	$3,133
Amortization	(146)	(160)

Ending intangible assets, net	$2,359	$2,973

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2022	428
2023	502
2024	337
2025	300
2026	268
2027	240
After	284

Total	$2,359

9.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of March 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Securities sold under agreements to repurchase:
U.S. government treasuries	$4,796	$4,971
U.S. government agencies	39,461	38,045
U.S. government mortgage-backed securities	9,311	11,127

Total pledged collateral	$53,568	$54,143

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

10.	Borrowings

On June 11, 2021, the Company entered into a promissory note and line of credit agreement with an unaffiliated bank, providing for a five-year four million dollar line of credit facility. The Company had no outstanding borrowings on the line of credit as of March 31, 2022 and December 31, 2021.

The Company had $3.0 million of FHLB advances as of December 31, 2021 and none as of March 31, 2022.

11.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since December 31, 2021 is due primarily to the increase in the unrealized losses on investment securities.

12.	Commitments, Contingencies and Concentrations of Credit Risk

On April 16, 2021, the Company entered into a $1.7 million commitment with a contractor to build a new branch in West Des Moines, Iowa. The Company has $406 thousand of the commitment remaining at March 31, 2022.

13.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of March 31, 2022.

The Company and the Banks’ capital amounts and ratios as of March 31, 2022 and December 31, 2021 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2022:
Total capital (to risk-weighted assets):
Consolidated	$211,219	14.9%	$148,534	10.50%	N/A	N/A
Boone Bank & Trust	15,704	13.5	12,251	10.50	11,668	10.0%
First National Bank	106,493	14.5	77,007	10.50	73,340	10.0
Iowa State Savings Bank	24,309	15.9	16,043	10.50	15,280	10.0
Reliance State Bank	27,424	15.0	19,235	10.50	18,319	10.0
State Bank & Trust	21,243	14.8	15,114	10.50	14,395	10.0
United Bank & Trust	12,137	15.3	8,328	10.50	7,931	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$194,024	13.7%	$120,242	8.50%	N/A	N/A
Boone Bank & Trust	14,778	12.7	9,917	8.50	9,334	8.0%
First National Bank	97,319	13.3	62,339	8.50	58,672	8.0
Iowa State Savings Bank	23,048	15.1	12,988	8.50	12,224	8.0
Reliance State Bank	25,131	13.7	15,571	8.50	14,655	8.0
State Bank & Trust	19,590	13.6	12,235	8.50	11,516	8.0
United Bank & Trust	11,144	14.1	6,742	8.50	6,345	8.0

Tier 1 capital (to average-assets):
Consolidated	$194,024	9.1%	$85,639	4.00%	N/A	N/A
Boone Bank & Trust	14,778	9.0	6,538	4.00	8,172	5.0%
First National Bank	97,319	8.9	43,893	4.00	54,866	5.0
Iowa State Savings Bank	23,048	9.0	10,219	4.00	12,774	5.0
Reliance State Bank	25,131	8.6	11,642	4.00	14,553	5.0
State Bank & Trust	19,590	8.9	8,812	4.00	11,016	5.0
United Bank & Trust	11,144	8.7	5,137	4.00	6,421	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$194,024	13.7%	$99,022	7.00%	N/A	N/A
Boone Bank & Trust	14,778	12.7	8,167	7.00	7,584	6.5%
First National Bank	97,319	13.3	51,338	7.00	47,671	6.5
Iowa State Savings Bank	23,048	15.1	10,696	7.00	9,932	6.5
Reliance State Bank	25,131	13.7	12,823	7.00	11,907	6.5
State Bank & Trust	19,590	13.6	10,076	7.00	9,356	6.5
United Bank & Trust	11,144	15.1	5,552	7.00	5,155	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2021:
Total capital (to risk-weighted assets):
Consolidated	$208,480	14.8%	$146,881	10.50%	N/A	N/A
Boone Bank & Trust	15,603	14.2	11,562	10.50	11,012	10.0%
First National Bank	104,608	14.5	75,832	10.50	72,221	10.0
Iowa State Savings Bank	24,008	15.9	15,895	10.50	15,138	10.0
Reliance State Bank	27,292	13.6	21,136	10.50	20,129	10.0
State Bank & Trust	20,885	15.2	14,416	10.50	13,730	10.0
United Bank & Trust	12,001	15.7	8,039	10.50	7,657	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$191,161	13.7%	$118,904	8.50%	N/A	N/A
Boone Bank & Trust	14,652	13.3	9,360	8.50	8,809	8.0%
First National Bank	95,573	13.2	61,388	8.50	57,777	8.0
Iowa State Savings Bank	22,747	15.0	12,868	8.50	12,111	8.0
Reliance State Bank	24,774	12.3	17,110	8.50	16,103	8.0
State Bank & Trust	19,231	14.0	11,670	8.50	10,984	8.0
United Bank & Trust	11,042	14.4	6,508	8.50	6,125	8.0

Tier 1 capital (to average-assets):
Consolidated	$191,161	9.0%	$84,585	4.00%	N/A	N/A
Boone Bank & Trust	14,652	9.0	6,525	4.00	8,157	5.0%
First National Bank	95,573	8.7	44,333	4.00	55,416	5.0
Iowa State Savings Bank	22,747	9.1	10,102	4.00	12,628	5.0
Reliance State Bank	24,774	8.8	11,396	4.00	14,245	5.0
State Bank & Trust	19,231	9.1	8,469	4.00	10,586	5.0
United Bank & Trust	11,042	8.9	4,955	4.00	6,193	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$191,161	13.7%	$97,921	7.00%	N/A	N/A
Boone Bank & Trust	14,652	13.3	7,708	7.00	7,158	6.5%
First National Bank	95,573	13.2	50,555	7.00	46,944	6.5
Iowa State Savings Bank	22,747	15.0	10,597	7.00	9,840	6.5
Reliance State Bank	24,774	12.3	14,091	7.00	13,084	6.5
State Bank & Trust	19,231	14.0	9,611	7.00	8,924	6.5
United Bank & Trust	11,042	14.4	5,360	7.00	4,977	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At March 31, 2022, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

14.	Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after March 31, 2022, but prior to May 6, 2022, that provided additional evidence about conditions that existed at March 31, 2022. There were no other significant events or transactions that provided evidence about conditions that did not exist at March 31, 2022.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs sixteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 250 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $5.1 million, or $0.57 per share, for the three months ended March 31, 2022, compared to net income of $6.0 million, or $0.66 per share, for the three months ended March 31, 2021. The decrease in earnings is primarily the result of lower interest income on loans, offset in part by an increase in interest income on taxable securities and a decrease in interest expense on time deposits.

Net loan charge-offs totaled $10 thousand for the three months ended March 31, 2022 compared to net loan recoveries of $118 thousand for the three months ended March 31, 2021. A credit for loan losses of $127 thousand was recognized for the three months ended March 31, 2022 as compared to a $426 thousand credit for loan losses for the three months ended March 31, 2021.

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

Challenges

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges. These challenges are addressed in the Company’s most recent Annual Report on Form 10-K filed on March 11, 2022.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 4,391 community banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months
	Ended	Years Ended December 31,
	March, 31,
	2022	2021		2020
	Company	Company	Industry*	Company	Industry*

Return on assets	0.96%	1.15%	1.25%	1.01%	1.09%

Return on equity	10.28%	11.43%	11.61%	9.48%	9.72%

Net interest margin	2.55%	2.83%	3.27%	3.13%	3.39%

Efficiency ratio	59.72%	55.04%	61.42%	55.83%	62.34%

Capital ratio	9.33%	10.04%	10.16%	10.66%	10.32%

*Latest available data

Key performances indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 0.96% and 1.19% for the three months ended March 31, 2022 and 2021, respectively. This ratio decrease was primarily the result of lower net income.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 10.28% and 11.52% for the three months ended March 31, 2022 and 2021, respectively. This ratio decrease was primarily the result of a lower net income and offset in part by a decrease in stockholders’ equity.

●	Net Interest Margin

The net interest margin for the three months ended March 31, 2022 and 2021 was 2.55% and 2.86%, respectively. The ratio is calculated by dividing tax equivalent net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 59.72% and 55.70% for the three months ended March 31, 2022 and 2021, respectively. The efficiency ratio has increased compared to the same quarter last year primarily due to a reduction in net interest income and an increase in noninterest expense.

●	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 9.33% as of March 31, 2022 is lower than the industry average of 10.16% as of December 31, 2021 primarily due an increase in unrealized losses on investment securities.

Critical Accounting Policies

The discussion contained in this Item 2 and other disclosures included within this report are based, in part, on the Company’s audited December 31, 2021 consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At March 31, 2022, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. The effects of the continuation of the COVID-19 pandemic may negatively impact our net income, fair value and correspondingly goodwill. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

	Three Months Ended March 31,
	2022	2021
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$13,152	$13,664
Tax-equivalent adjustment (1)	180	225
Net interest income on an FTE basis (non-GAAP)	13,332	13,889
Average interest-earning assets	$2,090,628	$1,941,859
Net interest margin on an FTE basis (non-GAAP)	2.55%	2.86%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended March 31, 2022 and 2021

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2022 and 2021:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2022			2021

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$70,847	$876	4.95%	$122,006	$1,712	5.61%
Agricultural	95,526	925	3.87%	92,362	989	4.28%
Real estate	957,869	8,683	3.63%	908,212	9,112	4.01%
Consumer and other	16,136	160	3.97%	14,172	171	4.83%

Total loans (including fees)	1,140,378	10,644	3.73%	1,136,752	11,984	4.22%

Investment securities
Taxable	699,709	2,588	1.48%	453,939	1,989	1.75%
Tax-exempt (2)	140,569	854	2.43%	162,496	1,069	2.63%
Total investment securities	840,278	3,442	1.64%	616,435	3,058	1.98%

Interest-bearing deposits with banks and federal funds sold	109,972	166	0.60%	188,672	178	0.38%

Total interest-earning assets	2,090,628	$14,252	2.73%	1,941,859	$15,220	3.14%

Noninterest-earning assets	54,353			81,154

TOTAL ASSETS	$2,144,981			$2,023,013

(1) Average loan balances include nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2022			2021

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,286,431	$490	0.15%	$1,156,088	$479	0.17%
Time deposits	213,427	398	0.75%	252,035	815	1.29%
Total deposits	1,499,858	888	0.24%	1,408,123	1,294	0.37%
Other borrowed funds	39,495	32	0.32%	40,692	37	0.36%

Total interest-bearing liabilities	1,539,353	920	0.24%	1,448,815	1,331	0.37%

Noninterest-bearing liabilities
Noninterest-bearing checking	396,894			354,595
Other liabilities	8,563			10,571

Stockholders' equity	200,171			209,032

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,144,981			$2,023,013

Net interest income (FTE)(3)		$13,332	2.55%		$13,889	2.86%

Spread Analysis (FTE)
Interest income/average assets	$14,252	2.66%		$15,220	3.01%
Interest expense/average assets	$920	0.17%		$1,331	0.26%
Net interest income/average assets	$13,332	2.49%		$13,889	2.75%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended March 31, 2022 and 2021, the Company's net interest margin adjusted for tax exempt income was 2.55% and 2.86%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2022 totaled $13.2 million compared to $13.7 million for the three months ended March 31, 2021.

For the three months ended March 31, 2022, interest income declined $923 thousand, or 6%, when compared to the same period in 2021. The decrease is primarily due to a reduction in interest rates, less income recognized from PPP fees and the recognition of nonaccrual interest income offset in part by an increase in taxable security interest income. Fees recognized from PPP loans during the first quarter of 2022 were $200 thousand as compared to $840 thousand of fees during the first quarter of 2021. Nonaccrual interest income recognized in the first quarter of 2022 was $7 thousand compared to $335 thousand recognized during the first quarter of 2021. Taxable securities interest income was $599 thousand higher than the first quarter of 2021 due primarily to increased balances.

Interest expense declined $411 thousand, or 31%, for the three months ended March 31, 2022 when compared to the same period in 2021. The lower interest expense for the period is primarily due to interest rate declines and a decrease in time deposit balances.

Provision (Credit) for Loan Losses

A credit for loan losses of ($127) thousand was recognized for the three months ended March 31, 2022 as compared to a credit for loan losses of ($426) thousand for the three months ended March 31, 2021. Net loan charge-offs totaled $10 thousand for the three months ended March 31, 2022 compared to net loan recoveries of $118 thousand for the three months ended March 31, 2021. The credit for loan losses in the first quarter of 2022 was primarily due to a decline in loans outstanding from December 31, 2021. The credit for loan losses in the first quarter of 2021 was primarily due to loan recoveries, a reduction in a specific reserve and lower loan balances from December 31, 2020.

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2022 totaled $2.6 million as compared to $2.5 million for the three months ended March 31, 2021, an increase of 2%. The increase in noninterest income was primarily due to an increase in wealth management income, offset in part by lower gains on sale of residential loans held for sale as refinancing volume has slowed. The increase in wealth management income was primarily related to growth in the assets under management and new account relationships.

Noninterest expense for the three months ended March 31, 2022 totaled $9.4 million compared to $9.0 million recorded for the three months ended March 31, 2021, an increase of 4%. The increase is primarily due to an increase in salaries and employee benefits, professional fees and business development costs. The efficiency ratio was 59.7% for the first quarter of 2022 as compared to 55.7% in the first quarter of 2021.

Income Taxes

Income tax expense for the three months ended March 31, 2022 totaled $1.3 million compared to $1.6 million recorded for the three months ended March 31, 2021. The effective tax rate was 20.3% and 20.6% for the three months ended March 31, 2022 and 2021, respectively. The lower than expected tax rate in 2022 and 2021 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Balance Sheet Review

As of March 31, 2022, total assets were $2.18 billion, a $47.7 million increase compared to December 31, 2021. This increase in assets is primarily reflected in interest-bearing deposits and federal funds sold and was funded by growth in our deposits.

Investment Portfolio

The investment portfolio totaled $823.9 million as of March 31, 2022, a decrease of $7.1 million from the December 31, 2021 balance of $831.0 million. The decrease in securities available-for-sale is primarily due to a decline in fair value as interest rates rose during the first quarter of 2022, offset in part by purchases of investments.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of March 31, 2022, gross unrealized losses of $42.0 million, are considered to be temporary in nature due to the interest rate environment and other general economic factors. Certain bonds in the investment portfolio may become other-than-temporarily impaired and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have other-than-temporary impairment as of March 31, 2022.

At March 31, 2022, the Company’s investment securities portfolio included securities issued by 280 government municipalities and agencies located within 28 states with a fair value of $289.2 million. At December 31, 2021, the Company’s investment securities portfolio included securities issued by 298 government municipalities and agencies located within 28 states with a fair value of $292.9 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Storm Lake, Iowa, general obligation bonds with a fair value of $7.0 million (approximately 2.4% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of March 31, 2022; the bonds are repayable from the levy of continuing annual tax on all the taxable property within the territory of the city of Storm Lake.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of March 31, 2022 and December 31, 2021 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2022		2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$71,716	$69,206	$72,128	$72,830
Texas	28,923	27,323	24,742	24,953
Nebraska	19,543	18,076	19,546	19,486
Washington	10,988	10,566	11,013	11,241
Other (2022: 16 states; 2021: 16 states)	41,008	38,918	41,371	41,617

Total general obligation bonds	$172,178	$164,089	$168,800	$170,127

Revenue bonds:
Iowa	$66,468	$64,638	$61,718	$62,181
Texas	13,108	12,363	11,898	12,090
Nebraska	10,067	9,321	9,727	9,636
Other (2022: 21 states; 2021: 21 states)	41,060	38,802	38,405	38,825

Total revenue bonds	$130,703	$125,124	$121,748	$122,732

Total obligations of states and political subdivisions	$302,881	$289,213	$290,548	$292,859

As of March 31, 2022 and December 31, 2021, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 6 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2022		2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$32,652	$31,476	$31,632	$31,896
Water	22,579	21,543	22,611	22,924
College and universities, primarily dormitory revenues	17,128	16,268	17,169	17,353
Sewer	14,239	13,431	14,248	14,327
Leases	10,265	9,972	8,788	8,894
Electric power & light revenues	7,498	7,191	7,508	7,646
Other	26,342	25,243	19,792	19,692

Total revenue bonds by revenue source	$130,703	$125,124	$121,748	$122,732

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $1.13 billion and $1.14 billion as of March 31, 2022 and December 31, 2021, respectively. The decrease was primarily due to a reduction in agriculture and commercial real estate loans, offset in part by an increase in the 1-4 family residential loan portfolio.

Deposits

Deposits totaled $1.96 billion and $1.88 billion as of March 31, 2022 and December 31, 2021, respectively. The change in deposits since December 31, 2021 was due to increases across all types except time deposits which continue to decline due to the current rate environment. Balances fluctuate as customers’ liquidity needs vary at any given time. Deposit levels may be impacted in future periods by changing economic conditions.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2021.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which on March 31, 2022 totaled $1.13 billion compared to $1.14 billion as of December 31, 2021. Net loans comprise 52% of total assets as of March 31, 2022. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.09% at March 31, 2022, as compared to 1.11% at December 31, 2021. The Company’s level of problem loans as a percentage of total loans at March 31, 2022 of 1.09% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of December 31, 2021, of 0.45%, most recent available.

Impaired loans totaled $12.2 million as of March 31, 2022 and have decreased $682 thousand as compared to the impaired loans of $12.8 million as of December 31, 2021. The decrease is primarily due to payments on nonaccrual loans.

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

The Company had TDRs of $11.27 million as of March 31, 2022 and $11.30 million as of December 31, 2021, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. No additional specific reserve was provided for the three months ended March 31, 2022 and 2021. The Company had no charge-offs and $262 thousand of recoveries for TDRs for the three months ended March 31, 2022 and 2021, respectively. The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans are on nonaccrual.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of March 31, 2022, nonaccrual loans totaled $12.5 million and there were no loans past due 90 days and still accruing. This compares to nonaccrual loans of $12.7 million and loans past due 90 days and still accruing totaled $169 thousand as of December 31, 2021. The decrease in nonaccrual loans is due primarily to payments received during the quarter. There was no real estate owned and $218 thousand as of March 31, 2022 and December 31, 2021, respectively.

The agricultural real estate and agricultural operating loan portfolio classifications remain elevated. The watch and special mention loans in these categories totaled $35.1 million as of March 31, 2022 as compared to $36.5 million as of December 31, 2021. The substandard and impaired loans in these categories totaled $6.7 million and $7.4 million as of March 31, 2022 and December 31, 2021, respectively.

The watch and special mention loans classified as commercial real estate totaled $79.4 million as of March 31, 2022 as compared to $102.2 million as of December 31, 2021. The substandard and impaired commercial real estate loans totaled $39.4 million and $31.8 million as of March 31, 2022 and December 31, 2021, respectively.

The allowance for loan losses as a percentage of outstanding loans as of March 31, 2022 was 1.44%, as compared to 1.43% at December 31, 2021. The allowance for loan losses totaled $16.5 million and $16.6 million as of March 31, 2022 and December 31, 2021, respectively. PPP loans are government guaranteed and the impact on the allowance for loan loss was not significant.

The allowance for loan losses is management’s best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower, a realistic determination of value and adequacy of underlying collateral, the condition of the local economy and the condition of the specific industry of the borrower, an analysis of the levels and trends of loan categories and a review of delinquent and classified loans. The decrease in the allowance for loan losses is mainly due to a decline in loans outstanding from December 31, 2021. Additional increases in the allowance for loan losses are possible if the effects of the COVID-19 pandemic or high inflation levels negatively impact our loan portfolio. These increases may be due to increased charge-offs or an increase in the qualitative factors. The qualitative factors are considered as a part of our allowance for loan loss calculation and may deteriorate if economic conditions worsen.

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

As of March 31, 2022, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of March 31, 2022 and December 31, 2021 totaled $148.3 million and $89.1 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of March 31, 2022 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $301.0 million, with no outstanding FHLB advances. The Company also has a $4 million line of credit with an unaffiliated bank, with no outstanding borrowings as of March 31, 2022. Federal funds borrowing capacity at correspondent banks was $102.2 million, with no outstanding federal fund purchase balances as of March 31, 2022. The Company had securities sold under agreements to repurchase totaling $39.9 million as of March 31, 2022.

Total investments as of March 31, 2022 were $823.9 million compared to $831.0 million as of December 31, 2021. These investments provide the Company with a significant amount of liquidity since all of the investments are classified as available-for-sale as of March 31, 2022.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2022 totaled $7.0 million compared to $9.4 million for the three months ended March 31, 2021. The decrease of $2.4 million in cash provided by operating activities was primarily due to lower net income and fewer net proceeds from loans held for sale.

Net cash used in investing activities for the three months ended March 31, 2022 was $24.3 million compared to $77.9 million for the three months ended March 31, 2021. The decrease of $53.6 million in cash used in investing activities was primarily due to fewer purchases of investments.

Net cash provided by financing activities for the three months ended March 31, 2022 totaled $76.6 million compared to $128.2 million for the three months ended March 31, 2021. The decrease in cash provided by financing activities of $51.6 million was primarily due to a lower increase in deposits between periods. As of March 31, 2022, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $2.5 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $1.3 million as of March 31, 2022.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

On April 16, 2021, the Company entered into a commitment with a contractor to build a new branch in West Des Moines, Iowa for $1.7 million. The Company has $406 thousand of the commitment remaining at March 31, 2022. No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of March 31, 2022 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2022 totaled $176.7 million and was $31.1 million less than the $207.8 million recorded as of December 31, 2021. The decrease in stockholders’ equity was primarily the result of an increase in unrealized losses on the investment portfolio, offset in part by the retention of net income in excess of dividends. At March 31, 2022 and December 31, 2021, stockholders’ equity as a percentage of total assets was 8.1% and 9.7%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of March 31, 2022.

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

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Management continually develops and applies strategies to mitigate this risk. Management does not believe that the Company's primary market risk exposure and how it has been managed year-to-date in 2022 changed significantly when compared to 2021. Uncertainty due to the federal governmental actions stemming from reactions to the COVID-19 pandemic, may cause market interest rates to deviate from historical norms.

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

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the SEC on March 11, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2021, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of March 31, 2022, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2022.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2022 to January 31, 2022	-	$-	-	100,000

February 1, 2022 to February 28, 2022	-	$-	-	100,000

March 1, 2022 to March 31, 2022	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: May 6, 2022	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President

By: /s/ John L. Pierschbacher

John L. Pierschbacher, Chief Financial Officer