Form 10-Q
period 2022-09-30
AMES NATIONAL CORP
filed 2022-11-08
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 8,992,167 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$22,944	$19,590
Interest-bearing deposits in financial institutions and federal funds sold	6,311	69,539
Total cash and cash equivalents	29,255	89,129
Interest-bearing time deposits	15,410	16,922
Securities available-for-sale	783,967	831,003
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	4,141	3,422
Loans receivable, net	1,175,247	1,144,108
Loans held for sale	467	-
Bank premises and equipment, net	18,155	17,512
Accrued income receivable	12,073	10,124
Bank-owned life insurance	3,036	2,985
Deferred income taxes, net	25,453	1,922
Intangible assets, net	2,067	2,505
Goodwill	12,424	12,424
Other assets	5,244	4,985

Total assets	$2,086,939	$2,137,041

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$381,137	$411,585
Interest-bearing checking	621,082	575,997
Savings and money market	675,826	674,975
Time, $250 and over	34,955	40,793
Other time	160,011	174,669
Total deposits	1,873,011	1,878,019

Securities sold under agreements to repurchase	41,069	39,851
FHLB advances and other borrowings	27,450	3,000
Dividends payable	2,428	2,364
Accrued expenses and other liabilities	5,710	6,029
Total liabilities	1,949,668	1,929,263

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,992,167 shares and 9,092,167 shares as of September 30, 2022 and December 31, 2021, respectively	17,984	18,184
Additional paid-in capital	14,253	16,353
Retained earnings	177,947	170,377
Accumulated other comprehensive income (loss)	(72,913)	2,864
Total stockholders' equity	137,271	207,778

Total liabilities and stockholders' equity	$2,086,939	$2,137,041

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Interest and dividend income:
Loans, including fees	$11,688	$12,530	$33,229	$36,641
Securities:
Taxable	3,226	2,256	8,861	6,457
Tax-exempt	641	725	1,990	2,392
Other interest and dividend income	250	168	675	515
Total interest income	15,805	15,679	44,755	46,005

Interest expense:
Deposits	1,847	993	3,921	3,411
Other borrowed funds	295	34	383	106
Total interest expense	2,142	1,027	4,304	3,517

Net interest income	13,663	14,652	40,451	42,488

Provision (credit) for loan losses	(520)	(94)	(706)	(540)

Net interest income after provision (credit) for loan losses	14,183	14,746	41,157	43,028

Noninterest income:
Wealth management income	1,063	1,147	3,589	3,224
Service fees	348	385	1,013	1,065
Securities gains, net	2	24	37	24
Gain on sale of loans held for sale	137	429	501	1,313
Merchant and card fees	462	488	1,362	1,508
Other noninterest income	274	200	716	681
Total noninterest income	2,286	2,673	7,218	7,815

Noninterest expense:
Salaries and employee benefits	5,731	5,487	17,092	16,766
Data processing	1,494	1,307	4,594	3,989
Occupancy expenses, net	674	632	2,097	1,999
FDIC insurance assessments	155	154	450	441
Professional fees	431	396	1,407	1,307
Business development	346	344	981	835
Intangible asset amortization	145	159	438	479
New market tax credit projects amortization	189	160	567	479
Other operating expenses, net	322	258	1,091	1,022
Total noninterest expense	9,487	8,897	28,717	27,317

Income before income taxes	6,982	8,522	19,658	23,526

Provision for income taxes	1,439	1,808	4,777	4,910

Net income	$5,543	$6,714	$14,881	$18,616

Basic and diluted earnings per share	$0.62	$0.74	$1.64	$2.04

Dividends declared per share	$0.27	$0.52	$0.81	$1.03

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$5,543	$6,714	$14,881	$18,616
Unrealized gains (losses) on securities before tax:
Unrealized holding (losses) arising during the period	(30,439)	(1,507)	(100,257)	(10,325)
Less: reclassification adjustment for gains realized in net income	2	24	37	24
Other comprehensive (loss), before tax	(30,441)	(1,531)	(100,294)	(10,349)
Tax effect related to other comprehensive (loss)	7,246	383	24,517	2,587
Other comprehensive (loss), net of tax	(23,195)	(1,148)	(75,777)	(7,762)
Comprehensive income (loss)	$(17,652)	$5,566	$(60,896)	$10,854

See Notes to Consolidated Financial Statements

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share and per share data)
Three and Nine Months Ended September 30, 2022 and 2021

					Accumulated
					Other
					Comprehensive	Total
	Common Stock		Additional Paid-	Retained	Income (Loss),	Stockholders'
	Shares	Amount	in Capital	Earnings	Net of Taxes	Equity

Balance, June 30, 2021	9,122,747	$18,245	$17,002	$165,466	$9,409	$210,122
Net income	-	-	-	6,714	-	6,714
Other comprehensive (loss)	-	-	-	-	(1,148)	(1,148)
Repurchase and retirement of stock	(24,603)	(49)	(522)	-	-	(571)
Cash dividends declared, $0.52 per share	-	-	-	(4,737)	-	(4,737)
Balance, September 30, 2021	9,098,144	$18,196	$16,480	$167,443	$8,261	$210,380

Balance, June 30, 2022	8,992,167	$17,984	$14,253	$174,832	$(49,718)	$157,351
Net income	-	-	-	5,543	-	5,543
Other comprehensive (loss)	-	-	-	-	(23,195)	(23,195)
Cash dividends declared, $0.27 per share	-	-	-	(2,428)	-	(2,428)
Balance, September 30, 2022	8,992,167	$17,984	$14,253	$177,947	$(72,913)	$137,271

					Accumulated
					Other
					Comprehensive	Total
	Common Stock		Additional Paid	Retained	Income (Loss),	Stockholders'
	Shares	Amount	in Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2020	9,122,747	$18,245	$17,002	$158,217	$16,023	$209,487
Net income	-	-	-	18,616	-	18,616
Other comprehensive (loss)	-	-	-	-	(7,762)	(7,762)
Repurchase and retirement of stock	(24,603)	(49)	(522)	-	-	(571)
Cash dividends declared, $1.03 per share	-	-	-	(9,390)	-	(9,390)
Balance, September 30, 2021	9,098,144	$18,196	$16,480	$167,443	$8,261	$210,380

Balance, December 31, 2021	9,092,167	$18,184	$16,353	$170,377	$2,864	$207,778
Net income	-	-	-	14,881	-	14,881
Other comprehensive (loss)	-	-	-	-	(75,777)	(75,777)
Repurchase and retirement of stock	(100,000)	(200)	(2,100)	-	-	(2,300)
Cash dividends declared, $0.81 per share	-	-	-	(7,311)	-	(7,311)
Balance, September 30, 2022	8,992,167	$17,984	$14,253	$177,947	$(72,913)	$137,271

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
Nine Months Ended September 30, 2022 and 2021

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,881	$18,616
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(706)	(540)
Provision (credit) for off-balance sheet commitments	131	(2)
Amortization of securities available-for-sale, loans and deposits, net	1,729	1,909
Amortization of intangible assets	438	479
Depreciation	1,064	1,032
Deferred income taxes	985	131
Securities (gains), net	(37)	(24)
Increase in cash value of bank-owned life insurance	(51)	(52)
(Gain) on sales of loans held for sale	(501)	(1,313)
Proceeds from loans held for sale	22,904	55,004
Originations of loans held for sale	(22,870)	(52,448)
(Gain) loss on sale and disposal of premises and equipment, net	(76)	13
Amortization of investment in New Markets Tax Credit projects	567	479
Impairment of other real estate owned	-	83
Loss on sale of other real estate owned, net	-	1
Change in assets and liabilities:
(Increase) in accrued income receivable	(1,949)	(35)
(Increase) decrease in other assets	(1,059)	377
(Decrease) in accrued expenses and other liabilities	(450)	(24)
Net cash provided by operating activities	15,000	23,686

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	1,512	1,261
Purchase of securities available-for-sale	(138,006)	(282,379)
Proceeds from sale of securities available-for-sale	10,548	622
Proceeds from maturities and calls of securities available-for-sale	72,304	100,573
Purchase of FHLB stock	(5,946)	(286)
Proceeds from the redemption of FHLB and FRB stock	5,227	10
Net (increase) decrease in loans	(29,997)	3,822
Net proceeds from the sale of other real estate owned	-	7
Purchase of premises and equipment	(1,754)	(927)
Proceeds from the sale of premises and equipment	125	-
Net cash (used in) investing activities	(85,987)	(177,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(5,008)	120,353
Increase (decrease) in securities sold under agreements to repurchase	1,218	(1,016)
Payments on FHLB and other borrowings	(3,150)	-
Proceeds from other borrowings	4,000	-
Net proceeds from FHLB short-term borrowings	23,600	-
Dividends paid	(7,247)	(7,024)
Stock repurchases	(2,300)	(571)
Net cash provided by financing activities	11,113	111,742

Net decrease in cash and cash equivalents	(59,874)	(41,869)

CASH AND CASH EQUIVALENTS
Beginning	89,129	173,097
Ending	$29,255	$131,228

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)
(in thousands)
Nine Months Ended September 30, 2022 and 2021

	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$4,553	$3,987
Income taxes	3,603	4,327

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$-	$560

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

Reclassifications: Certain reclassifications have been made to the prior period’s consolidated financial statements to present them on a basis comparable with the current period’s consolidated financial statements. Interest-bearing deposits in financial institutions and federal funds sold were reclassified as cash and cash equivalents in 2021 resulting in net cash used in investing activities decreasing by approximately $43 million. No other reclassifications were significant. The reclassifications had no effect on stockholders’ equity and net income of the prior periods.

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2021 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of September 30, 2022.

New and Pending Accounting Pronouncements: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB voted to approve amendments to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The amendment delays the effective date for our Company until interim and annual periods beginning after December 15, 2022. The Company continues collecting and retaining loan and credit data, along with refining the implementation of the software and its approach for determining the expected credit losses under the new guidance. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s financial statements. The impact will be influenced by the composition, characteristics, and quality of our loan and securities portfolios, as well as the economic conditions and forecasts as of the adoption date. The Company will continue to evaluate the extent of the potential impact.

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

2.          Dividends

On August 10, 2022, the Company declared a cash dividend on its common stock, payable on November 15, 2022 to stockholders of record as of November 1, 2022, equal to $0.27 per share.

Two dividends were declared during the three months ended September 30, 2021. Dividends are typically declared in one quarter and then paid in the subsequent quarter. Beginning in July 2020 the dividends were declared and paid in the same quarter before returning to the previous practice in August 2021.

3.          Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2022 and 2021 was 8,992,167 and 9,119,871, respectively. The weighted average outstanding shares for the nine months ended September 30, 2022 and 2021 were 9,047,308 and 9,121,778, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2022 and December 31, 2021 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2022
Assets
Securities available-for-sale
U.S. government treasuries	$208,086	$208,086	$-	$-
U.S. government agencies	103,643	-	103,643	-
U.S. government mortgage-backed securities	118,357	-	118,357	-
State and political subdivisions	280,489	-	280,489	-
Corporate bonds	73,392	-	73,392	-
Derivative financial instruments	1,165	-	1,165	-

2021
Assets
Securities available-for-sale
U.S. government treasuries	$190,479	$190,479	$-	$-
U.S. government agencies	116,014	-	116,014	-
U.S. government mortgage-backed securities	149,601	-	149,601	-
State and political subdivisions	292,859	-	292,859	-
Corporate bonds	82,050	-	82,050	-

Liabilities
Derivative financial instruments	$527	$-	$527	$-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2022

Loans receivable	$8,885	$-	$-	$8,885

2021

Loans receivable	$9,012	$-	$-	$9,012
Other real estate owned	218	-	-	218

Total	$9,230	$-	$-	$9,230

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	2022
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$8,885	Evaluation of collateral	Estimation of value	NM*

	2021
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$9,012	Evaluation of collateral	Estimation of value	NM*

Other real estate owned	$218	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

		2022		2021
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$29,255	$29,255	$89,129	$89,129
Interest-bearing time deposits	Level 1	15,410	15,410	16,922	16,922
Securities available-for-sale	See previous table	783,967	783,967	831,003	831,003
FHLB and FRB stock	Level 2	4,141	4,141	3,422	3,422
Loans receivable, net	Level 2	1,175,247	1,120,219	1,144,108	1,112,684
Loans held for sale	Level 2	467	467	-	-
Accrued income receivable	Level 1	12,073	12,073	10,124	10,124
Derivative financial instruments	Level 2	1,165	1,165	-	-
Financial liabilities:
Deposits	Level 2	$1,873,011	$1,871,699	$1,878,019	$1,880,137
Securities sold under agreements to repurchase	Level 1	41,069	41,069	39,851	39,851
FHLB advances and other borrowings	Level 2	27,450	27,310	3,000	3,071
Accrued interest payable	Level 1	319	319	353	353
Derivative financial instruments	Level 2	-	-	527	527

The methodologies used to determine fair value as of September 30, 2022 did not change from the methodologies described in the December 31, 2021 Annual Financial Statements.

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

6.         Debt Securities

The amortized cost of securities available-for-sale and their approximate fair values as of September 30, 2022 and December 31, 2021 are summarized below (in thousands):

2022:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$230,063	$-	$(21,977)	$208,086
U.S. government agencies	114,018	5	(10,380)	103,643
U.S. government mortgage-backed securities	138,117	6	(19,766)	118,357
State and political subdivisions	316,532	5	(36,048)	280,489
Corporate bonds	81,713	-	(8,321)	73,392
	$880,443	$16	$(96,492)	$783,967

2021:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$192,323	$239	$(2,083)	$190,479
U.S. government agencies	114,531	2,235	(752)	116,014
U.S. government mortgage-backed securities	149,896	1,375	(1,670)	149,601
State and political subdivisions	290,548	4,035	(1,724)	292,859
Corporate bonds	79,887	2,437	(274)	82,050
	$827,185	$10,321	$(6,503)	$831,003

The amortized cost and fair value of debt securities available-for-sale as of September 30, 2022, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$32,318	$32,029
Due after one year through five years	452,629	414,093
Due after five years through ten years	382,700	326,965
Due after ten years	12,796	10,880
Total	$880,443	$783,967

Securities with a carrying value of $207.4 million and $219.7 million at September 30, 2022 and December 31, 2021, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The proceeds and gains on securities available-for-sale for the three and nine months ended September 30, 2022 and 2021 are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Proceeds from sales of securities available-for-sale	$10,013	$622	$10,548	$622
Gross realized gains on securities available-for-sale	25	24	60	24
Gross realized losses on securities available-for-sale	(23)	-	(23)	-

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
2022:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$119,179	$(10,309)	$88,907	$(11,668)	$208,086	$(21,977)
U.S. government agencies	76,888	(6,433)	26,095	(3,947)	102,983	(10,380)
U.S. government mortgage-backed securities	47,837	(5,541)	69,785	(14,225)	117,622	(19,766)
State and political subdivisions	218,288	(23,921)	59,639	(12,127)	277,927	(36,048)
Corporate bonds	63,812	(6,032)	9,580	(2,289)	73,392	(8,321)
	$526,004	$(52,236)	$254,006	$(44,256)	$780,010	$(96,492)

	Less than 12 Months		12 Months or More		Total
2021:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$163,206	$(2,083)	$-	$-	$163,206	$(2,083)
U.S. government agencies	30,647	(570)	5,836	(182)	36,483	(752)
U.S. government mortgage-backed securities	92,192	(1,580)	2,524	(90)	94,716	(1,670)
State and political subdivisions	115,204	(1,667)	1,725	(57)	116,929	(1,724)
Corporate bonds	16,484	(274)	-	-	16,484	(274)
	$417,733	$(6,174)	$10,085	$(329)	$427,818	$(6,503)

Gross unrealized losses on debt securities totaled $96.5 million as of September 30, 2022. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.       Loans Receivable and Credit Disclosures

The composition of loans receivable as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

	2022	2021

Real estate - construction	$42,816	$42,638
Real estate - 1 to 4 family residential	281,046	246,745
Real estate - commercial	519,345	515,367
Real estate - agricultural	159,099	153,457
Commercial [1]	73,554	75,482
Agricultural	98,914	111,881
Consumer and other	15,994	15,097
	1,190,768	1,160,667
Less:
Allowance for loan losses	(15,897)	(16,621)
Deferred loan costs, net	376	62
Loans receivable, net	$1,175,247	$1,144,108

[1] Commercial loan portfolio includes $0.2 million and $6.0 million of Paycheck Protection Program ("PPP") loans as of September 30, 2022 and December 31, 2021, respectively.

The Paycheck Protection Program (PPP) was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in response to the Coronavirus Disease 2019 (COVID-19) pandemic. Funding was extended into 2021. The PPP is administered by the Small Business Administration (SBA). PPP loans are forgivable by the SBA in qualifying circumstances and are 100 percent guaranteed by the SBA.

Activity in the allowance for loan losses, on a disaggregated basis, for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30, 2022
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2022	$606	$2,920	$8,360	$1,692	$1,125	$1,484	$233	$16,420
Provision (credit) for loan losses	(2)	83	(492)	(94)	(25)	24	(14)	(520)
Recoveries of loans charged-off	-	4	1	-	1	-	-	6
Loans charged-off	-	-	-	-	(2)	(7)	-	(9)
Balance, September 30, 2022	$604	$3,007	$7,869	$1,598	$1,099	$1,501	$219	$15,897

	Nine Months Ended September 30, 2022
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2021	$675	$2,752	$8,406	$1,584	$1,170	$1,836	$198	$16,621
Provision (credit) for loan losses	(71)	257	(539)	14	(72)	(328)	33	(706)
Recoveries of loans charged-off	-	8	2	-	3	-	4	17
Loans charged-off	-	(10)	-	-	(2)	(7)	(16)	(35)
Balance, September 30, 2022	$604	$3,007	$7,869	$1,598	$1,099	$1,501	$219	$15,897

	Three Months Ended September 30, 2021
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2021	$738	$2,603	$8,889	$1,614	$1,140	$1,675	$234	$16,893
Provision (credit) for loan losses	(156)	59	33	(36)	64	(59)	1	(94)
Recoveries of loans charged-off	-	1	1	-	1	43	1	47
Loans charged-off	-	(4)	-	-	-	-	(12)	(16)
Balance, September 30, 2021	$582	$2,659	$8,923	$1,578	$1,205	$1,659	$224	$16,830

	Nine Months Ended September 30, 2021
		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2020	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215
Provision (credit) for loan losses	(143)	(155)	(10)	(17)	(138)	(85)	8	(540)
Recoveries of loans charged-off	-	267	3	-	3	48	8	329
Loans charged-off	-	(34)	-	-	(113)	-	(27)	(174)
Balance, September 30, 2021	$582	$2,659	$8,923	$1,578	$1,205	$1,659	$224	$16,830

Allowance for loan losses disaggregated on the basis of impairment analysis method as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

2022		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$30	$874	$-	$-	$83	$18	$1,005
Collectively evaluated for impairment	604	2,977	6,995	1,598	1,099	1,418	201	14,892
Balance September 30, 2022	$604	$3,007	$7,869	$1,598	$1,099	$1,501	$219	$15,897

2021		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$40	$1,139	$-	$60	$132	$21	$1,392
Collectively evaluated for impairment	675	2,712	7,267	1,584	1,110	1,704	177	15,229
Balance December 31, 2021	$675	$2,752	$8,406	$1,584	$1,170	$1,836	$198	$16,621

Loans receivable disaggregated on the basis of impairment analysis method as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

2022		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$1,035	$13,144	$169	$276	$319	$26	$14,969
Collectively evaluated for impairment	42,816	280,011	506,201	158,930	73,278	98,595	15,968	1,175,799

Balance September 30, 2022	$42,816	$281,046	$519,345	$159,099	$73,554	$98,914	$15,994	$1,190,768

2021		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for impairment	$-	$980	$9,792	$546	$330	$637	$27	$12,312
Collectively evaluated for impairment	42,638	245,765	505,575	152,911	75,152	111,244	15,070	1,148,355

Balance December 31, 2021	$42,638	$246,745	$515,367	$153,457	$75,482	$111,881	$15,097	$1,160,667

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

Impaired loans, on a disaggregated basis, as of September 30, 2022 and December 31, 2021 (in thousands):

	2022			2021
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	839	879	-	677	739	-
Real estate - commercial	3,739	3,774	-	124	142	-
Real estate - agricultural	169	194	-	546	1,001	-
Commercial	276	320	-	233	269	-
Agricultural	48	58	-	322	521	-
Consumer and other	8	10	-	6	8	-
Total loans with no specific reserve:	5,079	5,235	-	1,908	2,680	-

With an allowance recorded:
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	196	187	30	303	314	40
Real estate - commercial	9,405	9,944	874	9,668	10,001	1,139
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	97	98	60
Agricultural	271	294	83	315	315	132
Consumer and other	18	20	18	21	23	21
Total loans with specific reserve:	9,890	10,445	1,005	10,404	10,751	1,392

Total
Real estate - construction	-	-	-	-	-	-
Real estate - 1 to 4 family residential	1,035	1,066	30	980	1,053	40
Real estate - commercial	13,144	13,718	874	9,792	10,143	1,139
Real estate - agricultural	169	194	-	546	1,001	-
Commercial	276	320	-	330	367	60
Agricultural	319	352	83	637	836	132
Consumer and other	26	30	18	27	31	21

	$14,969	$15,680	$1,005	$12,312	$13,431	$1,392

Average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	781	39	813	8
Real estate - commercial	1,929	-	132	-
Real estate - agricultural	170	-	602	-
Commercial	242	-	255	-
Agricultural	39	-	318	-
Consumer and other	6	-	6	-
Total loans with no specific reserve:	3,167	39	2,126	8

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	98	-	164	-
Real estate - commercial	9,500	-	9,922	-
Real estate - agricultural	-	-	-	-
Commercial	17	1	29	-
Agricultural	286	-	327	-
Consumer and other	19	-	30	-
Total loans with specific reserve:	9,920	1	10,472	-

Total
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	879	39	977	8
Real estate - commercial	11,429	-	10,054	-
Real estate - agricultural	170	-	602	-
Commercial	259	1	284	-
Agricultural	325	-	645	-
Consumer and other	25	-	36	-

	$13,087	$40	$12,598	$8

	Nine Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$84	$-
Real estate - 1 to 4 family residential	722	55	587	19
Real estate - commercial	1,026	-	162	297
Real estate - agricultural	357	14	990	25
Commercial	234	5	400	-
Agricultural	164	-	339	14
Consumer and other	5	-	6	-
Total loans with no specific reserve:	2,508	74	2,568	355

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	206	1	336	-
Real estate - commercial	9,584	-	9,969	-
Real estate - agricultural	-	-	-	-
Commercial	43	1	181	-
Agricultural	299	-	385	-
Consumer and other	20	-	35	-
Total loans with specific reserve:	10,152	2	10,906	-

Total
Real estate - construction	-	-	84	-
Real estate - 1 to 4 family residential	928	56	923	19
Real estate - commercial	10,610	-	10,131	297
Real estate - agricultural	357	14	990	25
Commercial	277	6	581	-
Agricultural	463	-	724	14
Consumer and other	25	-	41	-

	$12,660	$76	$13,474	$355

The interest foregone on nonaccrual loans for the three months ended September 30, 2022 and 2021 was approximately $224 thousand and $154 thousand, respectively. The interest foregone on nonaccrual loans for the nine months ended September 30, 2022 and 2021 was approximately $535 thousand and $523 thousand, respectively.

Nonaccrual loans at September 30, 2022 and December 31, 2021 were $15.2 million and $12.7 million, respectively.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $10.8 million as of September 30, 2022, all of which were included in impaired and nonaccrual loans. The Company had TDRs of $11.3 million as of December 31, 2021, all of which were included in impaired and nonaccrual loans.

The Company’s TDRs, on a disaggregated basis, occurring in the three and nine months ended September 30, 2022 and 2021, were as follows (dollars in thousands):

Three Months Ended September 30,
	2022			2021
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	-	-	-
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	1	6	6
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	-	$-	$-	1	$6	$6

Nine Months Ended September 30,
	2022			2021
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	-	-	-	3	578	578
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	-	-	-
Commercial	-	-	-	2	64	64
Agricultural	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-

	-	$-	$-	5	$642	$642

During the three and nine months ended September 30, 2022, the Company did not grant any concessions to borrowers facing financial difficulties. During the three months ended September 30, 2021, the Company granted concessions to one borrower facing financial difficulties. The loan was restructured with a lower interest rate and accrued interest was waived. During the nine months ended September 30, 2021, the Company granted concessions to four borrowers, with five contracts, facing financial difficulties. The loans were restructured with a lower interest rate or amortization periods longer than a typical loan.

There were no TDR loans that were modified during the twelve months ended September 30, 2022 that had payment defaults. The Company considers TDR loans to have payment default when it is past due 60 days or more.

There were no net charge-offs related to TDRs for the three months ended September 30, 2022 and 2021. There were no net charge-offs and $262 thousand of net recoveries related to TDRs for the nine months ended September 30, 2022 and 2021, respectively. No additional specific reserve was provided for the three and nine months ended September 30, 2022 and 2021.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2022 and December 31, 2021, is as follows (in thousands):

2022		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$305	$-	$305	$42,511	$42,816	$-
Real estate - 1 to 4 family residential	701	72	773	280,273	281,046	7
Real estate - commercial	512	1,483	1,995	517,350	519,345	-
Real estate - agricultural	-	-	-	159,099	159,099	-
Commercial	276	75	351	73,203	73,554	-
Agricultural	67	12	79	98,835	98,914	-
Consumer and other	38	10	48	15,946	15,994	5

	$1,899	$1,652	$3,551	$1,187,217	$1,190,768	$12

2021		90 Days				90 Days
	300899	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$42,638	$42,638	$-
Real estate - 1 to 4 family residential	1,198	482	1,680	245,065	246,745	169
Real estate - commercial	24	-	24	515,343	515,367	-
Real estate - agricultural	30	-	30	153,427	153,457	-
Commercial	251	15	266	75,216	75,482	-
Agricultural	172	-	172	111,709	111,881	-
Consumer and other	49	-	49	15,048	15,097	-

	$1,724	$497	$2,221	$1,158,446	$1,160,667	$169

The credit risk profile by internally assigned grade, on a disaggregated basis, as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

2022	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$42,588	$413,090	$134,873	$65,221	$81,530	$737,302
Watch	228	71,674	19,105	6,452	16,556	114,015
Special Mention	-	-	-	-	-	-
Substandard	-	21,437	4,952	1,605	509	28,503
Substandard-Impaired	-	13,144	169	276	319	13,908

	$42,816	$519,345	$159,099	$73,554	$98,914	$893,728

2021	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$38,753	$381,346	$126,157	$63,141	$95,289	$704,686
Watch	239	99,127	17,853	8,132	7,421	132,772
Special Mention	-	3,085	3,519	762	7,664	15,030
Substandard	3,646	22,017	5,382	3,117	870	35,032
Substandard-Impaired	-	9,792	546	330	637	11,305

	$42,638	$515,367	$153,457	$75,482	$111,881	$898,825

The credit risk profile based on payment activity, on a disaggregated basis, as of September 30, 2022 and December 31, 2021 is as follows (in thousands):

2022	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$280,011	$15,964	$295,975
Non-performing	1,035	30	1,065

	$281,046	$15,994	$297,040

2021	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$245,598	$15,067	$260,665
Non-performing	1,147	30	1,177

	$246,745	$15,097	$261,842

8.     Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at September 30, 2022 and December 31, 2021 (in thousands):

	2022		2021
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$4,422	$6,411	$4,043
Customer list	535	457	535	398

Total	$6,946	$4,879	$6,946	$4,441

The weighted average remaining life of the intangible assets is approximately 3 years and 4 years as of September 30, 2022 and December 31, 2021, respectively.

The following sets forth the activity related to the intangible assets for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Beginning intangible assets, net	$2,212	$2,813	$2,505	$3,133
Amortization	(145)	(159)	(438)	(479)

Ending intangible assets, net	$2,067	$2,654	$2,067	$2,654

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2022	136
2023	502
2024	337
2025	300
2026	268
2027	240
After	284

Total	$2,067

9.     Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of September 30, 2022 and December 31, 2021 (in thousands):

	2022	2021
Securities sold under agreements to repurchase:
U.S. government treasuries	$6,467	$4,971
U.S. government agencies	35,966	38,045
U.S. government mortgage-backed securities	8,645	11,127

Total pledged collateral	$51,078	$54,143

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

10.     Borrowings

On June 6, 2022, the Company advanced $4.0 million on a five-year promissory note at a rate of 3.35% with an unaffiliated bank. The Company had outstanding borrowings of $3.9 million as of September 30, 2022 and none as of December 31, 2021.

The Company had $23.6 million of short-term FHLB advances as of September 30, 2022 and $3.0 million of long-term FHLB advances as of December 31, 2021.

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

The Company was required to pledge $1.0 million and $1.5 million of securities as collateral for these fair value hedges at September 30, 2022, and December 31, 2021, respectively.

The table below identifies the notional amount, fair value and balance sheet category of the Company's fair value hedges at September 30, 2021, and December 31, 2021 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2022
Fair value hedges	$9,408	$1,165	Other assets
December 31, 2021
Fair value hedges	$20,399	$(527)	Other liabilities

12.     Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since December 31, 2021 is due primarily to the increase in the unrealized losses on investment securities.

Effective June 17, 2022, the State of Iowa enacted a phased-in reduction to the bank franchise tax rate through annual reductions of 0.3% over a five-year period. The reduction commences in 2023 and results in the current rate of 5% declining to 3.5% in 2027. This rate decrease created a non-recurring reduction to the Company’s deferred income tax asset and increased income tax expense by $780 thousand for the nine months ended September 30, 2022.

13.     Commitments, Contingencies and Concentrations of Credit Risk

On June 9, 2022, the Company entered into a $3.7 million commitment with a contractor to remodel a branch in Ames, Iowa. The Company has $3.2 million of the commitment remaining at September 30, 2022.

14.       Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of September 30, 2022.

The Company and the Banks’ capital amounts and ratios as of September 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2022:
Total capital (to risk- weighted assets):
Consolidated	$213,649	14.6%	$153,337	10.50%	N/A	N/A
Boone Bank & Trust	15,864	12.7	13,148	10.50	12,522	10.0%
First National Bank	109,914	14.8	78,045	10.50	74,328	10.0
Iowa State Savings Bank	24,918	15.6	16,784	10.50	15,985	10.0
Reliance State Bank	28,124	13.5	21,898	10.50	20,855	10.0
State Bank & Trust	21,793	14.9	15,349	10.50	14,618	10.0
United Bank & Trust	12,450	15.1	8,663	10.50	8,250	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$196,922	13.5%	$124,130	8.50%	N/A	N/A
Boone Bank & Trust	14,932	11.9	10,644	8.50	10,018	8.0%
First National Bank	100,627	13.5	63,179	8.50	59,463	8.0
Iowa State Savings Bank	23,735	14.8	13,587	8.50	12,788	8.0
Reliance State Bank	25,544	12.2	17,727	8.50	16,684	8.0
State Bank & Trust	20,181	13.8	12,425	8.50	11,694	8.0
United Bank & Trust	11,418	13.8	7,013	8.50	6,600	8.0

Tier 1 capital (to average- assets):
Consolidated	$196,922	9.1%	$86,685	4.00%	N/A	N/A
Boone Bank & Trust	14,932	9.0	6,654	4.00	8,318	5.0%
First National Bank	100,627	9.0	44,824	4.00	56,030	5.0
Iowa State Savings Bank	23,735	9.1	10,411	4.00	13,014	5.0
Reliance State Bank	25,544	8.7	11,782	4.00	14,728	5.0
State Bank & Trust	20,181	8.8	9,132	4.00	11,415	5.0
United Bank & Trust	11,418	8.5	5,370	4.00	6,713	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$196,922	13.5%	$102,225	7.00%	N/A	N/A
Boone Bank & Trust	14,932	11.9	8,766	7.00	8,139	6.5%
First National Bank	100,627	13.5	52,030	7.00	48,313	6.5
Iowa State Savings Bank	23,735	14.8	11,189	7.00	10,390	6.5
Reliance State Bank	25,544	12.2	14,599	7.00	13,556	6.5
State Bank & Trust	20,181	13.8	10,233	7.00	9,502	6.5
United Bank & Trust	11,418	13.8	5,775	7.00	5,363	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2021:
Total capital (to risk- weighted assets):
Consolidated	$208,480	14.8%	$146,881	10.50%	N/A	N/A
Boone Bank & Trust	15,603	14.2	11,562	10.50	11,012	10.0%
First National Bank	104,608	14.5	75,832	10.50	72,221	10.0
Iowa State Savings Bank	24,008	15.9	15,895	10.50	15,138	10.0
Reliance State Bank	27,292	13.6	21,136	10.50	20,129	10.0
State Bank & Trust	20,885	15.2	14,416	10.50	13,730	10.0
United Bank & Trust	12,001	15.7	8,039	10.50	7,657	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$191,161	13.7%	$118,904	8.50%	N/A	N/A
Boone Bank & Trust	14,652	13.3	9,360	8.50	8,809	8.0%
First National Bank	95,573	13.2	61,388	8.50	57,777	8.0
Iowa State Savings Bank	22,747	15.0	12,868	8.50	12,111	8.0
Reliance State Bank	24,774	12.3	17,110	8.50	16,103	8.0
State Bank & Trust	19,231	14.0	11,670	8.50	10,984	8.0
United Bank & Trust	11,042	14.4	6,508	8.50	6,125	8.0

Tier 1 capital (to average- assets):
Consolidated	$191,161	9.0%	$84,585	4.00%	N/A	N/A
Boone Bank & Trust	14,652	9.0	6,525	4.00	8,157	5.0%
First National Bank	95,573	8.7	44,333	4.00	55,416	5.0
Iowa State Savings Bank	22,747	9.1	10,102	4.00	12,628	5.0
Reliance State Bank	24,774	8.8	11,396	4.00	14,245	5.0
State Bank & Trust	19,231	9.1	8,469	4.00	10,586	5.0
United Bank & Trust	11,042	8.9	4,955	4.00	6,193	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$191,161	13.7%	$97,921	7.00%	N/A	N/A
Boone Bank & Trust	14,652	13.3	7,708	7.00	7,158	6.5%
First National Bank	95,573	13.2	50,555	7.00	46,944	6.5
Iowa State Savings Bank	22,747	15.0	10,597	7.00	9,840	6.5
Reliance State Bank	24,774	12.3	14,091	7.00	13,084	6.5
State Bank & Trust	19,231	14.0	9,611	7.00	8,924	6.5
United Bank & Trust	11,042	14.4	5,360	7.00	4,977	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2022, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

15.   Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after September 30, 2022, but prior to November 8, 2022, that provided additional evidence about conditions that existed at September 30, 2022. There were no other significant events or transactions that provided evidence about conditions that did not exist at September 30, 2022.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ames National Corporation (the “Company”) is a bank holding company established in 1975 that owns and operates six bank subsidiaries in central, north-central and south-central Iowa (the “Banks”). The following discussion is provided for the consolidated operations of the Company and its Banks, First National Bank, Ames, Iowa (First National), State Bank & Trust Co. (State Bank), Boone Bank & Trust Co. (Boone Bank), Reliance State Bank (Reliance Bank), United Bank & Trust Co. (United Bank) and Iowa State Savings Bank (Iowa State Bank). The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs nineteen individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 247 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $5.5 million, or $0.62 per share, for the three months ended September 30, 2022, compared to net income of $6.7 million, or $0.74 per share, for the three months ended September 30, 2021. The decrease in earnings is primarily the result of lower interest income on loans and higher interest expense on deposits, offset in part by an increase in interest income on taxable securities. The reduction in interest income on loans was primarily due to fewer Paycheck Protection Program (“PPP”) fees and interest recognized into income compared to the same period in 2021. Fees recognized from PPP loans during the three months ended September 30, 2022 were $2 thousand as compared to $1.7 million of fees during the three months ended September 30, 2021. The higher interest expense on deposits is due to an increase in market rates in 2022. The increase in interest income on taxable securities was primarily due to growth in the portfolio.

Net loan charge-offs totaled $3 thousand for the three months ended September 30, 2022 compared to net loan recoveries of $31 thousand for the three months ended September 30, 2021. A credit for loan losses of $520 thousand was recognized for the three months ended September 30, 2022 as compared to a $94 thousand credit for loan losses for the three months ended September 30, 2021. The credit for loan losses in 2022 was primarily due to a reduction in specific reserves and an overall improvement in the quality of the loan portfolio.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 4,333 community banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	9 Months			Years Ended December 31,
	Ended	Ended	3 Months Ended
	September 30, 2022		June 30, 2022		2021		2020
	Company		Company	Industry*	Company	Industry*	Company	Industry*

Return on assets	1.05%	0.93%	0.77%	1.10%	1.15%	1.25%	1.01%	1.09%

Return on equity	13.65%	11.15%	9.78%	11.49%	11.43%	11.61%	9.48%	9.72%

Net interest margin	2.63%	2.58%	2.57%	3.33%	2.83%	3.27%	3.13%	3.39%

Efficiency ratio	59.48%	60.24%	61.51%	61.54%	55.04%	61.42%	55.83%	62.34%

Capital ratio	7.67%	8.30%	7.90%	10.31%	10.04%	10.16%	10.66%	10.32%

*Latest available data

Key performances indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 1.05% and 1.29% for the three months ended September 30, 2022 and 2021, respectively. This ratio decrease was primarily the result of lower net income.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 13.65% and 12.60% for the three months ended September 30, 2022 and 2021, respectively. This ratio increase was primarily the result of a decrease in the average balance of stockholders’ equity due an increase in unrealized losses on securities.

●	Net Interest Margin

The net interest margin for the three months ended September 30, 2022 and 2021 was 2.63% and 2.97%, respectively. The ratio is calculated by dividing tax equivalent net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 59.48% and 51.35% for the three months ended September 30, 2022 and 2021, respectively. The efficiency ratio has increased compared to the same quarter last year primarily due to a reduction in net interest income and an increase in noninterest expense.

●	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 7.67% as of September 30, 2022 is lower than the industry average of 10.31% as of June 30, 2022 primarily due an increase in accumulated other comprehensive losses as interest rates have risen during the third quarter of 2022.

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses that is treated as an expense and charged against earnings. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include various considerations regarding the general economic environment in the Company’s market area. To the extent actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or lesser than future charge-offs. Due to potential changes in conditions, including economic disruption, high inflation levels, and rising interest rates, it is at least reasonably possible that changes in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the intent to sell the investment securities and the more likely than not requirement that the Company will be required to sell the investment securities prior to recovery (2) the length of time and the extent to which the fair value has been less than cost and (3) the financial condition and near-term prospects of the issuer. Due to potential changes in conditions, including economic disruption, high inflation levels, and rising interest rates, it is at least reasonably possible that changes in management’s assessment of other-than-temporary impairment will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At September 30, 2022, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. The effects of economic disruption, high inflation levels, and rising interest rates may negatively impact our net income, fair value and correspondingly goodwill. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$13,663	$14,652	$40,451	$42,488
Tax-equivalent adjustment (1)	170	193	529	636
Net interest income on an FTE basis (non-GAAP)	13,833	14,845	40,980	43,124
Average interest-earning assets	$2,105,313	$1,999,147	$2,114,305	$1,989,226
Net interest margin on an FTE basis (non-GAAP)	2.63%	2.97%	2.58%	2.89%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended September 30, 2022 and 2021

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2022 and 2021:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$72,356	$815	4.51%	$96,436	$2,411	10.00%
Agricultural	92,853	1,210	5.21%	98,942	1,014	4.10%
Real estate	991,574	9,503	3.83%	934,427	8,936	3.83%
Consumer and other	16,147	160	3.96%	15,167	169	4.46%

Total loans (including fees)	1,172,930	11,688	3.99%	1,144,972	12,530	4.38%

Investment securities
Taxable	762,535	3,226	1.69%	598,634	2,256	1.51%
Tax-exempt (2)	132,064	811	2.46%	146,805	918	2.50%
Total investment securities	894,599	4,037	1.81%	745,439	3,174	1.70%

Interest-bearing deposits with banks and federal funds sold	37,784	250	2.65%	108,736	168	0.62%

Total interest-earning assets	2,105,313	$15,975	3.04%	1,999,147	$15,872	3.18%

Noninterest-earning assets	13,016			76,490

TOTAL ASSETS	$2,118,329			$2,075,637

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,290,911	$1,461	0.45%	$1,212,084	$467	0.15%
Time deposits	197,731	386	0.78%	227,760	526	0.92%
Total deposits	1,488,642	1,847	0.50%	1,439,844	993	0.28%
Other borrowed funds	63,660	295	1.85%	38,863	34	0.35%

Total interest-bearing liabilities	1,552,302	2,142	0.55%	1,478,707	1,027	0.28%

Noninterest-bearing liabilities
Noninterest-bearing checking	394,845			373,973
Other liabilities	8,687			9,786

Stockholders' equity	162,495			213,171

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,118,329			$2,075,637

Net interest income (FTE)(3)		$13,833	2.63%		$14,845	2.97%

Spread Analysis (FTE)
Interest income/average assets	$15,975	3.02%		$15,872	3.06%
Interest expense/average assets	$2,142	0.40%		$1,027	0.20%
Net interest income/average assets	$13,833	2.61%		$14,845	2.86%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended September 30, 2022 and 2021, the Company's net interest margin adjusted for tax exempt income was 2.63% and 2.97%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2022 totaled $13.7 million compared to $14.7 million for the three months ended September 30, 2021.

For the three months ended September 30, 2022, interest income increased $126 thousand, or 1%, when compared to the same period in 2021. The increase is primarily due to higher interest income on taxable securities and partially offset by fewer PPP fees and interest recognized into income. Taxable securities interest income was $970 thousand higher than the third quarter of 2021 due primarily to increased balances. Fees recognized from PPP loans during the third quarter of 2022 were $2 thousand as compared to $1.7 million of fees during the third quarter of 2021.

Interest expense increased $1.1 million, or 109%, for the three months ended September 30, 2022 when compared to the same period in 2021. The higher interest expense for the period is primarily due to an increase in market rates on deposits. In 2022, the Federal Open Market Committee has increased its target for the federal funds interest rate by 3.00%.

Provision (Credit) for Loan Losses

A credit for loan losses of ($520) thousand was recognized for the three months ended September 30, 2022 as compared to a credit for loan losses of ($94) thousand for the three months ended September 30, 2021. Net loan charge-offs totaled $3 thousand for the three months ended September 30, 2022 compared to net loan recoveries of $31 thousand for the three months ended September 30, 2021. The credit for loan losses in 2022 was primarily due to a reduction in specific reserves and an overall improvement in the quality of the loan portfolio.

Noninterest Income and Expense

Noninterest income for the three months ended September 30, 2022 totaled $2.3 million compared to $2.7 million for the three months ended September 30, 2021, a decrease of 14%. The decrease in noninterest income was primarily due to fewer gains on sale of residential loans held for sale as refinancing volume has slowed as mortgage rates have risen.

Noninterest expense for the three months ended September 30, 2022 totaled $9.5 million compared to $8.9 million recorded for the three months ended September 30, 2021, an increase of 7%. The increase is primarily due to data processing costs as a result of additional investments in technology and normal increases in salaries and benefits. The efficiency ratio was 59.5% for the third quarter of 2022 as compared to 51.4% in the third quarter of 2021.

Income Taxes

Income tax expense for the three months ended September 30, 2022 totaled $1.4 million compared to $1.8 million recorded for the three months ended September 30, 2021. The effective tax rate was 21% for the three months ended September 30, 2022 and 2021. The lower than expected tax rate in 2022 and 2021 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Income Statement Review for the Nine Months ended September 30, 2022 and 2021

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2022 and 2021:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$71,700	$2,438	4.53%	$113,448	$6,281	7.38%
Agricultural	93,832	3,141	4.46%	96,173	2,999	4.16%
Real estate	973,314	27,173	3.72%	918,384	26,845	3.90%
Consumer and other	16,210	477	3.92%	14,768	516	4.66%

Total loans (including fees)	1,155,056	33,229	3.84%	1,142,773	36,641	4.28%

Investment securities
Taxable	739,206	8,861	1.60%	533,161	6,457	1.61%
Tax-exempt (2)	137,375	2,519	2.45%	156,969	3,028	2.57%
Total investment securities	876,581	11,380	1.73%	690,130	9,485	1.83%

Interest-bearing deposits with banks and federal funds sold	82,668	675	1.09%	156,323	515	0.44%

Total interest-earning assets	2,114,305	$45,284	2.86%	1,989,226	$46,641	3.13%

Noninterest-earning assets	30,398			76,434

TOTAL ASSETS	$2,144,703			$2,065,660

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
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,303,599	$2,768	0.28%	$1,198,914	$1,435	0.16%
Time deposits	206,672	1,153	0.74%	239,691	1,976	1.10%
Total deposits	1,510,271	3,921	0.35%	1,438,605	3,411	0.32%
Other borrowed funds	47,412	383	1.08%	39,927	106	0.35%

Total interest-bearing liabilities	1,557,683	4,304	0.37%	1,478,532	3,517	0.32%

Noninterest-bearing liabilities
Noninterest-bearing checking	400,393			367,698
Other liabilities	8,697			9,880

Stockholders' equity	177,930			209,550

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,144,703			$2,065,660

Net interest income (FTE)(3)		$40,980	2.58%		$43,124	2.89%

Spread Analysis (FTE)
Interest income/average assets	$45,284	2.82%		$46,641	3.01%
Interest expense/average assets	$4,304	0.27%		$3,517	0.23%
Net interest income/average assets	$40,980	2.55%		$43,124	2.78%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the nine months ended September 30, 2022 and 2021, the Company's net interest margin adjusted for tax exempt income was 2.58% and 2.89%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2022 totaled $40.5 million compared to $42.5 million for the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, interest income declined $1.3 million, or 3%, when compared to the same period in 2021. The decrease is primarily due to less income recognized from PPP fees and a reduction in the recovery of interest income on nonaccrual loans, partially offset by an increase in income from taxable securities. Fees recognized from PPP loans during the nine months ended September 30, 2022 were $217 thousand as compared to $3.9 million of fees during the same period 2021. Nonaccrual interest income recognized in the nine months ended September 30, 2022 was $76 thousand compared to $355 thousand recognized during the same period of 2021. Taxable securities interest income was $2.4 million higher than 2021 due primarily to increased balances.

Interest expense increased $787 thousand, or 22%, for the nine months ended September 30, 2022 when compared to the same period in 2021. The higher interest expense for the period is primarily attributable to a an increase in market rates on core deposits and partially offset by lower volume of time deposits.

Provision (Credit) for Loan Losses

A (credit) for loan losses of ($706) thousand was recognized for the nine months ended September 30, 2022 as compared to a (credit) for loan losses of ($540) thousand for the nine months ended September 30, 2021. Net loan charge-offs totaled $18 thousand for the nine months ended September 30, 2022 compared to net loan recoveries of $155 thousand for the nine months ended September 30, 2021. The credit for loan losses in 2022 was primarily due to a reduction in specific reserves and an overall improvement in the quality of the loan portfolio. The credit for loan losses in 2021 was primarily due to loan recoveries and a reduction in a specific reserve.

Noninterest Income and Expense

Noninterest income for the nine months ended September 30, 2022 totaled $7.2 million compared to $7.8 million for the nine months ended September 30, 2021, a decrease of 8%. The decrease in noninterest income was primarily due to fewer gains on sale of residential loans held for sale as refinancing volume has slowed as mortgage rates have risen.

Noninterest expense for the nine months ended September 30, 2022 totaled $28.7 million compared to $27.3 million recorded for the nine months ended September 30, 2021, an increase of 5%. The increase is primarily due to data processing costs as a result of additional investments in technology and normal increases in salaries and benefits. The efficiency ratio was 60.2% and 54.3% for the nine months ended September 30, 2022 and 2021, respectively.

Income Taxes

Income tax expense for the nine months ended September 30, 2022 totaled $4.8 million compared to $4.9 million recorded for the nine months ended September 30, 2021. The effective tax rate was 24% and 21% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate in 2022 was due to a $780 thousand adjustment to deferred taxes for the reduction in future Iowa bank franchise tax rates enacted in the second quarter of 2022. The lower than expected tax rate in 2022 and 2021 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Balance Sheet Review

As of September 30, 2022, total assets were $2.09 billion, a $50.1 million decrease compared to December 31, 2021. This decrease in assets is primarily due to an increase in unrealized losses and offset in part by purchases in the investment portfolio. The purchase of investments was primarily funded by a decrease in interest-bearing deposits in financial institutions and federal funds sold.

Investment Portfolio

The investment portfolio totaled $784.0 million as of September 30, 2022, a decrease of $47.0 million from the December 31, 2021 balance of $831.0 million. The decrease in securities available-for-sale is primarily due to a decline in fair value, offset in part by purchases of investments. The decline in fair value occurred as a result of interest rates increasing during 2022. In 2022, the Federal Open Market Committee has increased its target for the federal funds interest rate by 3.00%.

On a quarterly basis, the investment portfolio is reviewed for other-than-temporary impairment. As of September 30, 2022, gross unrealized losses of $96.5 million, are considered to be temporary in nature due to the interest rate environment and other general economic factors. Certain bonds in the investment portfolio may become other-than-temporarily impaired and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not consider these investments to have other-than-temporary impairment as of September 30, 2022.

At September 30, 2022, the Company’s investment securities portfolio included securities issued by 294 government municipalities and agencies located within 29 states with a fair value of $280.5 million. At December 31, 2021, the Company’s investment securities portfolio included securities issued by 298 government municipalities and agencies located within 28 states with a fair value of $292.9 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Storm Lake, Iowa, general obligation bonds with a fair value of $5.7 million (approximately 2.0% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of September 30, 2022; the bonds are repayable from the levy of continuing annual tax on all the taxable property within the territory of the city of Storm Lake.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of September 30, 2022 and December 31, 2021 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2022		2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$66,206	$59,761	$72,128	$72,830
Texas	29,788	25,963	24,742	24,953
Nebraska	20,166	16,813	19,546	19,486
Oregon	11,064	10,014	4,757	4,864
Washington	10,936	9,767	11,013	11,241
Other (2022: 15 states; 2021: 15 states)	41,361	36,461	36,614	36,753

Total general obligation bonds	$179,521	$158,779	$168,800	$170,127

Revenue bonds:
Iowa	$57,301	$52,057	$61,718	$62,181
Texas	14,832	12,544	11,898	12,090
Nebraska	9,947	8,344	9,727	9,636
Other (2022: 23 states; 2021: 21 states)	54,931	48,765	38,405	38,825

Total revenue bonds	$137,011	$121,710	$121,748	$122,732

Total obligations of states and political subdivisions	$316,532	$280,489	$290,548	$292,859

As of September 30, 2022 and December 31, 2021, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 5 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2022		2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$31,297	$27,883	$31,632	$31,896
Water	21,884	19,416	22,611	22,924
College and universities, primarily dormitory revenues	19,400	17,028	17,169	17,353
Sewer	13,339	11,484	14,248	14,327
Leases	11,199	10,217	8,788	8,894
Other	39,892	35,682	27,300	27,338

Total revenue bonds by revenue source	$137,011	$121,710	$121,748	$122,732

Loan Portfolio

The loan portfolio, net of the allowance for loan losses, totaled $1.18 billion and $1.14 billion as of September 30, 2022 and December 31, 2021, respectively. The increase was primarily due to an increase in the 1-4 family residential loan portfolio, offset in part by a decrease in agricultural operating loans.

Deposits

Deposits totaled $1.87 billion and $1.88 billion as of September 30, 2022 and December 31, 2021, respectively. The change in deposits since December 31, 2021 was due to decreases in noninterest-bearing deposits and time deposits, partially offset by an increase in interest-bearing checking. Deposit balances fluctuate as customers’ liquidity needs vary at any given time and could be impacted by prevailing market interest rates, competition, and economic conditions.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which totaled $1.18 and $1.14 billion as of September 30, 2022 and December 31, 2021, respectively. Net loans comprise 56% of total assets as of September 30, 2022. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.28% at September 30, 2022, as compared to 1.11% at December 31, 2021. The Company’s level of problem loans as a percentage of total loans at September 30, 2022 of 1.28% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of June 30, 2022, of 0.40%, most recent available.

Impaired loans totaled $15.0 million as of September 30, 2022 and have increased $2.7 million as compared to the impaired loans of $12.3 million as of December 31, 2021. The increase is primarily due to one borrower with no associated specific reserve.

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

The Company had TDRs of $10.8 million as of September 30, 2022 and $11.3 million as of December 31, 2021, all of which were included in impaired and nonaccrual loans.

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

For TDRs that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all TDRs for possible impairment and, as necessary, recognize impairment through the allowance. No additional specific reserve was provided for the three and nine months ended September 30, 2022 and 2021. The Company had no charge-offs for TDRs for the three and nine months ended September 30, 2022, respectively. The Company had no charge-offs and $262 thousand of recoveries for TDR’s for the three and nine months ended September 30, 2021, respectively. The Company does not have material commitments to lend additional funds to borrowers with loans whose terms have been modified in troubled debt restructurings or whose loans are on nonaccrual.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of September 30, 2022, nonaccrual loans totaled $15.2 million and there were $12 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $12.7 million and loans past due 90 days and still accruing totaled $169 thousand as of December 31, 2021. The increase in nonaccrual loans is primarily due to one borrower with no associated specific reserve. There was no real estate owned and $218 thousand as of September 30, 2022 and December 31, 2021, respectively.

The watch and special mention loans classified as agricultural real estate and operating totaled $35.7 million as of September 30, 2022 as compared to $36.5 million as of December 31, 2021. The substandard and impaired loans in these categories totaled $5.9 million and $7.4 million as of September 30, 2022 and December 31, 2021, respectively.

The watch and special mention loans classified as commercial real estate totaled $71.7 million as of September 30, 2022 as compared to $102.2 million as of December 31, 2021. The substandard and impaired commercial real estate loans totaled $34.6 million and $31.8 million as of September 30, 2022 and December 31, 2021, respectively. The increase in substandard and impaired commercial real estate loans is due to one borrower with no associated specific reserve.

The allowance for loan losses as a percentage of outstanding loans as of September 30, 2022 was 1.33%, as compared to 1.43% at December 31, 2021. The allowance for loan losses totaled $15.9 million and $16.6 million as of September 30, 2022 and December 31, 2021, respectively. The decrease in the allowance for loan losses is mainly due to lower specific reserves and improved quality of the loan portfolio, offset in part by loan growth.

The allowance for loan losses is management’s best estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Factors considered in establishing an appropriate allowance include: an assessment of the financial condition of the borrower, a realistic determination of value and adequacy of underlying collateral, the condition of the local economy and the condition of the specific industry of the borrower, an analysis of the levels and trends of loan categories and a review of delinquent and classified loans. Due to potential changes in conditions, including economic disruption, high inflation levels, and rising interest rates, additional increases in the allowance for loan losses are possible.

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

As of September 30, 2022, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of September 30, 2022 and December 31, 2021 totaled $29.3 million and $89.1 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of September 30, 2022 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $287.2 million, with $23.6 million of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $100.4 million, with no outstanding federal fund purchase balances as of September 30, 2022. The Company had securities sold under agreements to repurchase totaling $41.1 million as of September 30, 2022.

Total investments as of September 30, 2022 were $784.0 million compared to $831.0 million as of December 31, 2021. These investments provide the Company with liquidity since all of the investments are classified as available-for-sale as of September 30, 2022. The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2022 totaled $15.0 million compared to $23.7 million for the nine months ended September 30, 2021. The decrease of $8.7 million in cash provided by operating activities was primarily due to lower net income and fewer net proceeds from loans held for sale.

Net cash used in investing activities for the nine months ended September 30, 2022 was $86.0 million compared to $177.3 million for the nine months ended September 30, 2021. The decrease of $91.3 million in cash used in investing activities was primarily due to fewer purchases of investments.

Net cash provided by financing activities for the nine months ended September 30, 2022 totaled $11.1 million compared to $111.7 million for the nine months ended September 30, 2021. The decrease in cash provided by financing activities of $100.6 million was primarily due to a decrease in deposits between periods. As of September 30, 2022, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $7.6 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $3.9 million as of September 30, 2022.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

On June 9, 2022, the Company entered into a commitment with a contractor to remodel a branch in Ames, Iowa for $3.7 million. The Company has $3.2 million of the commitment remaining at September 30, 2022. No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of September 30, 2022 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2022 totaled $137.3 million and was $70.5 million less than the $207.8 million recorded as of December 31, 2021. The decrease in stockholders’ equity was primarily the result of an increase in unrealized losses on the investment portfolio and stock repurchases, offset in part by the retention of net income in excess of dividends. At September 30, 2022 and December 31, 2021, stockholders’ equity as a percentage of total assets was 6.6% and 9.7%, respectively. The capital levels of the Company exceed applicable regulatory guidelines as of September 30, 2022. Unrealized losses on the investment portfolio are excluded from regulatory capital.

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

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is comprised primarily of interest rate risk arising from its core banking activities of lending and deposit taking. Interest rate risk results from the changes in market interest rates which may adversely affect the Company's net interest income. Our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities. Management continually develops and applies strategies to mitigate this risk. The Company’s primary market risk exposure has increased in 2022 due to rising short-term interest rates and an inversion of the treasury yield curve. Exposure to market risk is reviewed on a regular basis by the asset/liability committees of the bank subsidiaries. Economic uncertainty and high inflation levels may cause market rates to continue to deviate from historical norms.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceeding

Not applicable

Item 1.A.	Risk Factors

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the SEC on March 11, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2021, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of September 30, 2022, there were no shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2022.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2022 to July 31, 2022	-	$-	-	-

August 1, 2022 to August 31, 2022	-	$-	-	-

September 1, 2022 to September 30, 2022	-	$-	-	-

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: November 8, 2022	By:	/s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ John L. Pierschbacher

John L. Pierschbacher, Chief Financial Officer
(Principal Financial and Accounting Officer)