Form 10-K
period 2022-12-31
AMES NATIONAL CORP
filed 2023-03-10
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022 or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of June 30, 2022, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $195,666,659.

The number of shares outstanding of the registrant’s common stock on February 28, 2023, was 8,992,167.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on or about March 10, 2023, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100% of the stock of six bank subsidiaries consisting of one national bank and five state-chartered banks, as described below. All of the Company’s operations are conducted in the State of Iowa and primarily within the central, north-central and south-central Iowa counties of Boone, Clarke, Hancock, Marshall, Polk, Story, Taylor and Union where the Company’s banking subsidiaries are located. The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries and the management of its own loan portfolios. The principal executive offices of the Company are located at 405 5th Street, Ames, Iowa 50010. The Company’s telephone number is (515) 232-6251 and website address is www.amesnational.com.

The Company was organized and incorporated on January 21, 1975 under the laws of the State of Iowa to serve as a holding company for its principal banking subsidiary, First National Bank, Ames, Iowa ("First National") located in Ames, Iowa. In 1983, the Company acquired the stock of State Bank & Trust Co. ("State Bank") located in Nevada, Iowa; in 1991, the Company, through a newly-chartered state bank known as Boone Bank & Trust Co. ("Boone Bank"), acquired certain assets and assumed certain liabilities of the former Boone State Bank & Trust Company located in Boone, Iowa; in 1995, the Company acquired the stock of Reliance State Bank, (”Reliance Bank”) located in Story City, Iowa; in 2002, the Company chartered and commenced operations of a new banking organization, United Bank & Trust Co. (“United Bank”), located in Marshalltown, Iowa; and in 2019, the Company acquired the stock of Iowa State Savings Bank (“Iowa State Bank”) located in Creston, Iowa. First National, State Bank, Boone Bank, Reliance Bank, United Bank and Iowa State Bank are each operated as a wholly-owned subsidiary of the Company. These six financial institutions are referred to in this Form 10-K collectively as the “Banks” and individually as a “Bank”.

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

Banking Subsidiaries

First National Bank, Ames, Iowa. First National is a nationally-chartered, commercial bank insured by the FDIC. It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company. In 2014, First National completed the purchase of a bank with offices in West Des Moines, Iowa. In 2018, First National completed the purchase of a bank with offices located in Osceola, Iowa (the “Clarke County Acquisition”). First National provides full-service banking to businesses and residents within the Ames community through its three Ames offices; the Greater Des Moines area through its three offices located in Ankeny and West Des Moines; and South Central Iowa through its two offices in Osceola. It provides a variety of products and services designed to meet the needs of the markets it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships.

As of December 31, 2022, First National had capital of $76.8 million and 122 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2022 and 2021 of approximately $10.4 million and $13.1 million, respectively. Total assets as of December 31, 2022 and 2021 were approximately $1.12 billion and $1.11 billion, respectively.

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

As of December 31, 2022, State Bank had capital of $12.9 million and 20 full-time equivalent employees. State Bank had net income for the years ended December 31, 2022 and 2021 of approximately $2.6 million and $3.3 million, respectively. Total assets as of December 31, 2022 and 2021 were approximately $215.5 million and $208.9 million, respectively.

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

As of December 31, 2022, Boone Bank had capital of $7.6 million and 20 full-time equivalent employees. Boone Bank had net income for the years ended December 31, 2022 and 2021 of approximately $1.3 million and $1.9 million, respectively. Total assets as of December 31, 2022 and 2021 were approximately $158.2 million and $159.0 million, respectively.

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

As of December 31, 2022, Reliance Bank had capital of $21.3 million and 34 full-time equivalent employees. Reliance Bank had net income for the years ended December 31, 2022 and 2021 of approximately $2.4 million and $3.2 million, respectively. Total assets as of December 31, 2022 and 2021 were approximately $303.0 million and $285.6 million, respectively.

United Bank & Trust Co., Marshalltown, Iowa. United Bank is an Iowa, state-chartered, FDIC insured commercial bank. It was chartered as a national bank in 2002 and converted to a state charter in 2022. It offers a broad range of deposit and loan products, as well as wealth management services to customers located in the Marshalltown and surrounding Marshall County area. It conducts business from its main office and a full-service office, both located in Marshalltown.

As of December 31, 2022, United Bank had capital of $8.8 million and 18 full-time equivalent employees. United Bank had net income for the years ended December 31, 2022 and 2021 of approximately $1.2 million. Total assets as of December 31, 2022 and 2021 were approximately $129.8 million and $126.4 million, respectively.

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

As of December 31, 2022, Iowa State Bank had capital of $21.4 million and 33 full-time equivalent employees. Iowa State Bank had net income for year ended December 31, 2022 and 2021 of approximately $2.3 million and $2.1 million, respectively. Total assets as of December 31, 2022 and 2021 were approximately $258.5 million and $252.4 million, respectively.

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

Commercial and Construction Loans. Commercial loans are typically made to sole proprietors, partnerships, corporations, limited liability companies and other business entities including municipalities where the loan is to be used primarily for business purposes. These loans are typically secured by assets owned by the borrower and may involve personal guarantees given by the owners of the business. Approximately 54% of the loan portfolio consists of loans made for commercial purposes.

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

1-4 Family Residential Loans. 1-4 family residential loans are typically available to finance homes, home improvements and home equity lines of credit. These loans are made on a secured basis. Approximately 23% of the loan portfolio consists of loans made for 1-4 family residential purposes.

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

First National, Boone Bank, State Bank, United Bank and Iowa State Bank offer wealth management services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts and agency accounts. Assets under management amount to $379.5 million and $401.8 million as of December 31, 2022 and 2021, respectively. The Banks also provide farm management, investment and custodial services for individuals, businesses and non-profit organizations.

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

Commercial and Agricultural Term Loans – These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan-to-value ratios generally do not exceed 75% of the cost or value of the assets. Loans are normally guaranteed by the principal(s). These loans also include Paycheck Protection Program (“PPP”) loans originated as a part of the CARES Act. Commercial and agricultural operating and term loans represent approximately 15% of the loan portfolio.

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

Home Equity Lines of Credit - The Banks offer a home equity line of credit generally with a maximum term of 60 months unless the rate is variable, in which case the maximum term may be up to 15 years. These loans are secured by a junior mortgage on the residential real estate and normally do not exceed a loan-to-market value ratio of 90% with the interest adjusted quarterly. Residential first mortgage loans, home equity term loans and home equity lines of credit represent approximately 23% of the loan portfolio.

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

Environmental, Social and Governance (“ESG”)

Human Capital

The Company is a bank holding company of six community banks, headquartered in Ames, Iowa. Our workforce is located in the following Iowa communities: Ames, Ankeny, Boone, Creston, Garner, Lenox, Marshalltown, Nevada, Osceola, Story City and West Des Moines. Our markets are comprised of metropolitan and rural areas alike, which results in a diversified customer base and workforce.

The Board of Directors is responsible for the benefit programs offered to our employees. The Company has a human resources officer, as does each affiliate Bank. The Presidents of the Banks and the human resources officers are responsible for compensation, recruitment, development and retention. The Company annually reviews a succession plan for key employees.

The Company employs approximately 270 employees, of which 94% are full-time employees and the remaining 6% are part-time employees. Of the 270 employees, 125 employees were considered officers of the Company. As of December 31, 2022, approximately 64% of our current workforce was female and 36% was male. Approximately 4% of our workforce consisted of ethnically diverse employees as of December 31, 2022. There are no labor unions involved with the Company and we consider our relationship with our employees to be satisfactory. There are no employment contracts between the Company and any of its employees as of December 31, 2022.

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

The Company contributed over $190 thousand to various charitable and community organizations in 2022. Company employees volunteered approximately 10,000 hours serving various charitable organizations in our Banks’ communities. A number of our employees serve in leadership positions for nonprofit or community service organizations.

Corporate Governance

The Board of Directors has separated the CEO and Board Chair positions, with the Board Chair being a director who is independent under the NASDAQ governance standards. Ten of the twelve board members are independent directors. All directors serving on Board committees are independent under NASDAQ governance standards. The Company has established an age limitation policy for directors. Three of the twelve directors are female. All directors own Company stock and in their capacities as directors of the Banks participated in the Director Stock Incentive Plan adopted by each of the Banks. The Company CEO is excluded from the Director Stock Incentive Plan. Certain transactions in Company stock are prohibited, including short-selling and hedging.

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

First National is headquartered in Ames, Iowa with a population of 65,500. The major employers are Iowa State University, Ames Laboratory, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Danfoss and McFarland Clinic. First National maintains three offices in the Des Moines metro area with a population of approximately 709,000. The major employers in the Des Moines metro market are State of Iowa, Principal Financial Group, Wells Fargo, UnityPoint Health, Mercy Medical Center, Nationwide Insurance, Corteva Agriscience, Hy-Vee Food Corp and John Deere. First National maintains two offices in Osceola, Iowa with a population of 5,400. Osceola is the county seat of Clarke County. The major employers in Clarke County are Hormel Foods, Miller Products Co., SIMCO Drilling Equipment, Inc., Clarke County Hospital, Lakeside Casino, Paul Mueller Company and Boyt Harness Company. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans and real estate loans.

Boone Bank is located in Boone, Iowa with a population of 12,500. Boone is the county seat of Boone County. The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and CDS Global. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 7,000. Nevada is the county seat of Story County. The major employers are Story County Medical Center, Mid-American Manufacturing, Mid-States Millwright & Builders, Inc., Burke Corporation and Almaco. State Bank provides various types of loans with a major agricultural presence.

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

Iowa State Bank is headquartered in Union County in Creston, Iowa with a population of 7,600. Iowa State Bank has one additional office in Creston and an additional office located in Taylor County in Lenox, Iowa with a population of 1,500. The major employers are Bunn-O-Matic Corporation, Wellman Dynamics Corporation, Southwestern Community College, Greater Regional Medical Center and Michael Foods, Inc. Creston is the county seat of Union County. All locations are in agricultural areas and the Bank has a strong presence in this type of lending.

Competition

The geographic market area served by the Banks is highly competitive with respect to both loans and deposits. The Banks compete principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, finance divisions of auto and farm equipment companies, agricultural suppliers and other financial service providers. Some of these competitors are local, while others are statewide or nationwide. The major commercial bank competitors include First Interstate Bank, U.S. Bank National Association and Wells Fargo Bank, each of which maintains an office or offices within the Banks’ primary central Iowa trade areas. Among the advantages such larger banks have are their ability to finance extensive advertising campaigns and to allocate their investment assets to geographic regions of higher yield and demand. These larger banking organizations have much higher legal lending limits than the Banks and thus are better able to finance large regional, national and global commercial customers.

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

As of December 31, 2022, there were 48 FDIC insured institutions having approximately 127 locations within Boone, Clarke, Hancock, Marshall, Polk, Story, Taylor and Union County, Iowa where the Banks' offices are located. First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County. Reliance Bank has the largest percentage of deposits in Hancock County.

The Banks also compete with the financial markets for funds. Yields on corporate and government debt securities and commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for funds with equity, money market, and insurance products offered by brokerage and insurance companies. This competitive trend will likely continue in the future.

The Company anticipates bank competition will continue to change materially over the next several years as more financial institutions, including the major regional and national banks, continue to consolidate. Credit unions, which are not subject to income taxes, have a significant competitive advantage and provide additional competition in the Company’s local markets. Financial technology, or fintech, companies and other non-bank competitors emerging provide competition in key areas of banking.

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

First National is a national bank subject to primary federal regulation and supervision by the Office of Comptroller of the Currency (“OCC”). The FDIC, as an insurer of the deposits to the maximum extent permitted by law, also has some limited regulatory authority over First National, as a national bank. State Bank, Boone Bank, Reliance Bank, United Bank and Iowa State Bank are state banks subject to regulation and supervision by the Iowa Division of Banking. The state Banks are also subject to regulation and examination by the FDIC, which insures their respective deposits to the maximum extent permitted by law. The federal laws that apply to the Banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for loans. The laws and regulations governing the Banks generally have been promulgated to protect depositors and the deposit insurance fund of the FDIC and not to protect stockholders of such institutions or their holding companies.

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

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The Agencies have also provided an optional community bank leverage ratio framework to provide a simple measure of capital adequacy for certain community banking organizations. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with capital level requirements as of December 31, 2022.

Basel III Capital Requirements. Basel III Capital Rules: (i) introduced a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandates that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital as compared to prior regulations.  Under the Basel III Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

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

With respect to the Banks, the Basel III Capital Rules revised the Prompt Corrective Action (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well capitalized status being 8%; and (iii) eliminating the provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules did not change the total risk-based capital requirement for any PCA category.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. Financial institutions first became eligible to elect to be subject to this new definition as of March 31, 2020.

As of December 31, 2022, the Banks exceeded all of their regulatory capital requirements and were designated as “well capitalized” under federal guidelines. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements under prompt corrective action. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized." Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2022, each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

First National Bank, as a national bank, generally may pay dividends, without obtaining the express approval of the OCC, in an amount up to its retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits as defined by the OCC, consists of net income less dividends declared during the period. Boone Bank, Reliance Bank, State Bank, United Bank and Iowa State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits. Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

Reserves Against Deposits

Prior to March 26, 2020, the Federal Reserve required all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% had to be maintained against total transaction accounts of $640.6 million or less (subject to an exemption not in excess of the first $32.4 million of transaction accounts). A reserve of $18.246 million plus 10% of amounts in excess of $640.6 million had to be maintained in the event total transaction accounts exceeded $640.6 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve could be used to satisfy applicable liquidity requirements. Because required reserves were maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement was to reduce the earning assets of the Banks.

The Federal Reserve announced on March 15, 2020, that the reserve requirement ratios would be reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. The annual indexation of the reserve requirement exemption amount and the low reserve tranche for 2023 is required by statute but will not affect depository institutions' reserve requirements, which will remain zero. Currently the Board has no plans to re-impose reserve requirements but retains the right to do so.

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

Information about our Executive Officers

The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Each executive officer has served in his current position for the past five years with the exception of John P. Nelson, John L. Pierschbacher, Adam R. Snodgrass, Robert A. Thomas and Michael A. Wilson. Mr. Nelson was appointed president and chief executive officer of the Company on June 29, 2018. Mr. Pierschbacher was appointed chief financial officer of the Company on June 29, 2018. Mr. Snodgrass was appointed as president of Iowa State Bank on October 25, 2019. Mr. Thomas was appointed as president of United Bank on July 1, 2020. Michael A. Wilson was appointed as executive vice president of innovation and corporate services on September 30, 2022.

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	60	President and Director of First National.

Stephen C. McGill	68	President and Director of State Bank.

John P. Nelson	56

Chief Executive Officer, President and Director of the Company. Director and Chairman of State Bank and United Bank and Director of First National and Iowa State Bank; previously Chief Financial Officer and Secretary of the Company.

John L. Pierschbacher	63	Chief Financial Officer, Director and Secretary of the Company. Director and Chairman of Boone Bank and Reliance Bank; previously Controller of the Company.

Jeffrey K. Putzier	61	President and Director of Boone Bank.

Richard J. Schreier	55	President and Director of Reliance Bank.

Adam R. Snodgrass	42	President and Director of Iowa State Bank; previously CEO, CFO and director of Iowa State Bank prior to the Iowa State Bank Acquisition

Robert A. Thomas	63	President and Director of United Bank; previously Senior Loan Officer of United Bank.

Michael A. Wilson	58	Executive Vice President of Innovation and Corporate Services; previously Chief Lending Officer of a privately held bank in Iowa.

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

Our financial performance generally, and in particular the ability of customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment not only in the markets where we operate but also in the state of Iowa generally and in the United States as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

In particular, the national economy is now facing challenges due to the significant inflationary pressures that began building during late 2021 and throughout the course of 2022, resulting in significant upward pressure on consumer and wholesale prices. In response, the FOMC has initiated a series of increases in the short-term federal funds interest rate in an effort to dampen economic activity and bring the rate of inflation back to the FOMC’s target range of two to three percent. These rate increases, which are expected to continue into and during 2023, have the potential to overly reduce economic activity and tip the domestic economy into a recessionary period of slower or negative growth. As noted above, a period of depressed economic activity could adversely affect our business, financial condition and results of operation by, among other things, increasing the likelihood of borrower defaults on loan obligations, reducing collateral values and weakening demand for the Banks’ loan and deposit services.

Higher inflation may affect the Company’s interest rates, provision for loan losses and general operating expenses.

Consumer inflation, as measured by the Consumer Price Index for All Urban Consumers (“CPI”) has increased 6.5% for the year ended December 31, 2022. This increase in inflation creates upward pressure on the cost of hiring, training, and retaining employees, other general operating expense and interest rates. The challenge for the Company will be keeping wages competitive and maintaining general operating expenses at their current levels, while balancing a potential decrease in net interest income due to the Company’s greater sensitivity to the repricing of its interest-bearing liabilities than its interest-earning assets in the short-term. The Company’s provision for loan losses may be impacted by the borrower’s ability to service their debt if inflation is prolonged.

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

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2022. The market value of real estate securing these loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

As of December 31, 2022, the fair value of our securities portfolio was approximately $786.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, an unfavorable change in the liquidity of an investment, rating agency downgrades of the securities, reinvestment risk, liquidity risk, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could result in realized losses that negatively impact earnings. The success of any investment activity is affected by general economic conditions. Unexpected volatility or illiquidity in the markets in which we hold securities could further reduce our liquidity and stockholders' equity. In 2022, the fair value of the securities portfolio has significantly declined due to rising interest rates. To mitigate these risks, we have access to lines of credit that provide additional liquidity, if needed.

Our investment securities are analyzed quarterly to determine whether, in the opinion of management, any of the securities have other-than-temporary impairment (OTTI). To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to have OTTI and is credit loss related, we will recognize a charge to our earnings in the quarter during which such determination is made, and our earnings and capital ratios will be adversely impacted. Generally, a fixed income security is determined to have OTTI when it appears unlikely that we will receive all of the principal and interest due in accordance with the original terms of the investment. In addition to credit losses, losses are recognized for a security having an unrealized loss if we have the intent to sell the security or if it is more likely than not that we will be required to sell the security before collection of the principal amount.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

The FOMC increased its target for the short-term federal funds interest rate by 4.25% in 2022 after remaining stable during 2021. Intermediate and longer-term rates increased in 2022 after remaining low in 2021. With interest rates significantly increasing during 2022 in response to inflationary pressure in the economy, the Company’s challenge will be managing its interest expense, as the interest-bearing liabilities (deposits and other borrowings) reprice more quickly than earning assets (loans and investment securities), placing downward pressure on the net interest margin. A reduction in the net interest margin could negatively affect our results of operations, including earnings. In response to this challenge, we model quarterly the changes in income that would result from various changes in interest rates. Management believes our earning assets have the appropriate maturity and repricing characteristics to optimize earnings and interest rate risk positions.

The inability to deploy liquidity may adversely affect the Company’s business.

Maintaining adequate liquidity is essential to the banking business. Excess liquidity or the inability to maintain liquidity through deposits, borrowing, sale of securities or other sources could have a substantial negative impact on our liquidity.

We maintain liquidity primarily through customer deposits and through access to other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) overnight borrowings and purchased federal funds. If governmental programs or economic conditions change and generate excess liquidity due to increases in deposit balances, we might experience excess liquidity issues. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated increase or reductions in our liquidity. In such events, our cost of funds may decrease, but our investments options may become limited, thereby reducing our net interest income. This situation could have a material adverse impact on our results of operations and financial condition.

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

Our success depends, in large part, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. None of our executive officers have employment agreements in keeping with the past practice of the Company and the Banks. Leadership changes will occur from time to time, and we cannot predict whether significant resignations or retirements will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is considerable, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of commercial and agricultural banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations. The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

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

Because the Company has grown in part through acquisitions, goodwill and intangible assets are included in the consolidated assets reflected in our financial statements. Goodwill and intangible assets were $14.4 million as of December 31, 2022. Under generally accepted accounting principles (“GAAP”), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets is not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, which we must adopt as of January 1, 2023, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. The CECL model differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses.

The Company is currently finalizing the CECL model and upon adoption of ASU 2016-13 (CECL) in the first quarter of 2023 anticipates an increase to the allowance for credit losses for loans and unfunded commitments liability of approximately $600 thousand to $1.0 million. See Note 1 to our consolidated financial statements included in Item 8 of this Report for further discussion.

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

Changes in technology could be costly or difficult to implement.

The financial services industry is continually undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements and there is a risk we could become less competitive if we are unable to take advantage of these improvements due to the cost limitations, difficulties in implementation or otherwise.

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

The banking and financial services business is negatively affected by increased federal government spending and increases in monetary supply. The increase in the balances of customers deposit accounts due to government stimulus programs and increase in the monetary supply puts a strain on the Company’s capital ratios. The increase in the money supply also contributes to inflation. Our business, financial condition and results of operations may be adversely affected by these changes if continued over a period of time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's office is housed in the main office of First National located at 405 5th Street, Ames, Iowa. There is a lease agreement between the Company and First National. In addition to the main office owned by First National, First National conducts its business through seven full-service offices, the West Ames office, North Grand office, Ankeny office, West Glen office, Valley Junction office, Downtown Osceola office, and Jeffreys Drive office. The West Ames and North Grand offices are located in Ames, Iowa. The Ankeny office is located in Ankeny, Iowa. The West Glen office is located in West Des Moines, Iowa and is leased from the Company. The Valley Junction office is located in West Des Moines, Iowa. The Downtown Osceola and Jefferies Drive offices are located in Osceola, Iowa. A portion of the Ankeny and West Glen offices are leased to tenants for business purposes.

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

United Bank conducts its business from its main office located at 2101 South Center Street, Marshalltown, Iowa and from a drive-up facility also located in Marshalltown, Iowa.

Iowa State Bank’s main office is located at 401 West Adams Street, Creston, Iowa. In addition to its main office, Iowa State Bank conducts its business through two full-service offices, the Highway 34 office and Lenox office. The Highway 34 office is located in Creston, Iowa.

All of the Bank offices are owned by the respective Banks, with the exception of First National’s West Glen office which is owned by the Company and leased to First National. All of the properties owned by the Banks are free of any mortgages. The West Glen office owned by the Company is subject to a $3.7 million mortgage.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 28, 2023, the Company had approximately 249 shareholders of record and approximately 3,298 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”. Trading in the Company’s common stock is, however, relatively limited. The closing price of the Company’s common stock was $24.22 on February 28, 2023.

The Company declared aggregate annual cash dividends in 2022 and 2021 of approximately $9.7 million and $11.8 million, respectively, or $1.08 per share in 2022 and $1.29 per share in 2021. Dividends are typically declared in one quarter and then paid in the subsequent quarter. Beginning in July 2020 the dividends were declared and paid in the same quarter before returning to the previous practice in August 2021. In February 2023, the Company declared a quarterly cash dividend of approximately $2.4 million or $0.27 per share, payable on May 15, 2023.

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

The Company does not maintain or sponsor any equity compensation plans covering the directors, its executives or employees of the Company or the Banks.

On November 14, 2022, the Board of Directors approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in November 2021) that expired in November 2022. The Company purchased 100,000 shares in 2022 and 30,580 shares in 2021 under the Stock Repurchase Plans that were in effect during 2022 and 2021.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2022.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2022 to October 31, 2022 (1)	-	$-	-	-

November 1, 2022 to November 30, 2022 (1) and (2)	-	$-	-	100,000

December 1, 2022 to December 31, 2022 (2)	-	$-	-	100,000

Total	-		-

(1) The Stock Repurchase Plan adopted in November 2021 expired in November 2022 and no shares remain available for purchase under this plan.

(2) A successor Stock Repurchase Plan was approved and became effective on November 14, 2022 and authorized the purchase of up to 100,000 shares. This plan is scheduled to expire on November 8, 2023. No shares were purchased under this plan during November or December 2022.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following financial data of the Company for the three years ended December 31, 2020 through 2022 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2022	2021	2020

STATEMENT OF INCOME DATA
Interest income	$61,553	$60,482	$62,941
Interest expense	8,309	4,485	8,098

Net interest income	53,244	55,997	54,843
Provision (credit) for loan losses	(874)	(757)	5,681

Net interest income after provision (credit) for loan losses	54,118	56,754	49,162
Noninterest income	9,687	10,537	10,620
Noninterest expense	38,644	36,618	36,551

Income before provision for income tax	25,161	30,673	23,231
Provision for income taxes	5,868	6,760	4,381

Net income	$19,293	$23,913	$18,850

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared*	$9,739	$11,753	$6,859
Cash dividends declared per share*	$1.08	$1.29	$0.75
Basic and diluted earnings per share	$2.14	$2.62	$2.06
Weighted average shares outstanding	9,033,410	9,114,379	9,148,244

BALANCE SHEET DATA
Total assets	$2,134,926	$2,137,041	$1,975,648
Net loans	1,226,011	1,144,108	1,129,505
Deposits	1,897,957	1,878,019	1,716,446
Stockholders' equity	149,098	207,778	209,486
Equity to assets ratio	6.98%	9.72%	10.60%

FINANCIAL PERFORMANCE
Net income	$19,293	$23,913	$18,850
Average assets	2,134,947	2,082,705	1,866,188
Average stockholders' equity	168,752	209,135	198,880

Return on assets (net income divided by average assets)	0.90%	1.15%	1.01%
Return on equity (net income divided by average equity)	11.43%	11.43%	9.48%
Net interest margin (net interest income divided by average earning assets)**	2.55%	2.83%	3.13%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	61.41%	55.04%	55.83%
Dividend payout ratio (dividends per share divided by net income per share)*	50.47%	49.24%	36.41%
Dividend yield (dividends per share divided by closing year-end market price)*	4.57%	5.27%	3.12%
Equity to assets ratio (average equity divided by average assets)	7.90%	10.04%	10.66%

* Dividends are typically declared in one quarter and then paid in the subsequent quarter.  Beginning in July 2020 the dividends were declared and paid in the same quarter before returning to the previous practice in August 2021.

** See page 31 for further discussion of this Non-GAAP financial measure.

The following discussion is provided for the consolidated operations of the Company and its Banks. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and wealth management services. Some Banks also offer investment services through a third-party broker-dealer. The Company employs 19 individuals to assist with financial reporting, human resources, marketing, audit, compliance, technology systems, property appraisals, training and the coordination of management activities, in addition to 247 full-time equivalent individuals employed by the Banks.

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

The Company reported net income of $19.3 million for the year ended December 31, 2022 compared to $23.9 million for the year ended December 31, 2021. This represents a decrease in net income of 19.3% when comparing 2022 with 2021. The decrease in earnings in 2022 from 2021 is primarily the result of higher interest expense on deposits and fewer Paycheck Protection Program (“PPP”) fees recognized into income, offset in part by an increase in interest income on loans and taxable securities. Earnings per share for 2022 were $2.14 compared to $2.62 in 2021. All six Banks demonstrated profitable operations during 2022 and 2021.

The Company’s return on average equity was 11.43% in both 2022 and 2021. The return on average equity stayed the same due to a reduction in both earnings and equity. The return on average assets for 2022 was 0.90% compared to 1.15% in 2021. The decrease in return on average assets when comparing 2022 to 2021 was primarily a result of a reduction in earnings.

The following discussion will provide a summary review of important items relating to:

●	Challenges, Risks and Uncertainties
●	Key Performance Indicators
●	Industry Results
●	Critical Accounting Policies
●	Non-GAAP Financial Measures
●	Income Statement Review
●	Balance Sheet Review
●	Asset Quality Review and Credit Risk Management
●	Liquidity and Capital Resources
●	Interest Rate Risk
●	Inflation
●	Forward-Looking Statements and Business Risks

Challenges, Risks and Uncertainties

Management has identified certain events or circumstances that have the potential to negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges.

●

If interest rates continue to increase over a relatively short period of time due to higher inflationary numbers or other factors, the interest rate environment may present a challenge to the Company. Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income, thus placing downward pressure on net interest income. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest-bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will tend to increase more quickly than interest income as the interest-bearing liabilities reprice more quickly than earning assets, resulting in a reduction in net interest income. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Based on this modeling, management believes Bank earning assets currently have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

●

If market interest rates in the three to five year term remain at low levels as compared to the short term interest rates, the interest rate environment may present a challenge to the Company. The Company’s earning assets (typically priced at market interest rates in the three to five year range) will reprice at lower interest rates, but the deposits generally reprice at short term interest rates, therefore the net interest income may decrease. Management believes Bank earning assets currently have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

The current economic environment, characterized by increasing interest rates in response to significant inflationary pressures in the economy and the potential for a period of slower or negative economic growth resulting from efforts to dampen economic activity, has heightened the level of challenges, risks and uncertainties facing our business, including the following:

●

Market interest rates are expected to continue increasing during the course of 2023 in response to inflationary pressues on the economy which could adversely affect our net interest income, net interest margin and earnings;

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

●

Goodwill is currently evaluated for impairment quarterly and goodwill has been determined to not be impaired as of December 31, 2022. In the future goodwill may be impaired if the effects of the economic slowdown negatively impacts our net income and fair value. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded;

●

We have experienced a decline in the fair value of our investment portfolio as a result of the increasing interest rate environment. This trend may continue in the near term, which could result in impairment charges and increase the unrealized losses reported as part of our consolidated comprehensive income; and

●

In meeting our objective to maintain our capital levels and liquidity position, our Board of Directors could reduce, or determine to altogether forego, payment of future dividends in order to maintain and/or strengthen our capital and liquidity position.

Key Performance Indicators

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (FDIC) and are derived from 4,258 community banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter to quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	Years Ended December 31,
	2022		2021		2020
	Company	Industry	Company	Industry	Company	Industry

Return on assets	0.90%	1.15%	1.15%	1.25%	1.01%	1.09%

Return on equity	11.43%	12.01%	11.43%	11.61%	9.48%	9.72%

Net interest margin*	2.55%	3.45%	2.83%	3.27%	3.13%	3.39%

Efficiency ratio	61.41%	61.36%	55.04%	61.42%	55.83%	62.34%

Capital ratio	7.90%	10.51%	10.04%	10.16%	10.66%	10.32%

* See page 31 for further discussion of this Non-GAAP financial measure.

Key performance indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company’s return on assets ratio lower than the industry average for 2022.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company’s return on equity ratio was lower than the industry average for 2022.

●	Net Interest Margin

This ratio is calculated by dividing tax-equivalent net interest income by average earning assets. Earning assets consist primarily of loans and investments that earn interest. This ratio is used to measure how well the Company maintains interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposit accounts and other borrowings. The Company’s net interest margin was lower than the industry average for 2022.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was similar to the industry average for 2022.

●	Capital Ratio

The capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio was lower than the industry average for 2022. The Company’s capital ratio for 2022 was lower than 2021 due to unrealized losses on the investment portfolio. Unrealized losses on the investment portfolio are excluded from regulatory capital. The Company’s tier 1 to average assets capital ratio was 9.1% and 9.0% as of December 31, 2022 and 2021, respectively.

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

The Company is currently finalizing the CECL model and upon adoption of ASU 2016-13 (CECL) in the first quarter of 2023 anticipates an increase to the allowance for credit losses for loans and unfunded commitments liability of approximately $600 thousand to $1.0 million. See Note 1 to the Company's Consolidated Financial Statements for further discussion.

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

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment. For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions. Impairment would arise if the fair value of a reporting unit is less than its carrying value. The Company completed a quantitative assessment of goodwill as of October 1, 2022 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded that there is no impairment of goodwill as of December 31, 2022. Goodwill may be impaired in the future if actual future test results differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:

	2022	2021

Net interest income (GAAP)	$53,244	$55,997
Tax-equivalent adjustment (1)	690	823
Net interest income on an FTE basis (non-GAAP)	53,934	56,820
Average interest-earning assets	$2,114,234	$2,008,217
Net interest margin on an FTE basis (non-GAAP)	2.55%	2.83%

Reconciliation of net interest income and annualized net interest spread on an FTE basis to GAAP:

	2022	2021

Net interest income (GAAP)	$53,244	$55,997
Tax-equivalent adjustment (1)	690	823
Net interest income on an FTE basis (non-GAAP)	53,934	56,820
Average assets	$2,134,947	$2,082,705
Net interest spread on an FTE basis (non-GAAP)	2.53%	2.73%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the years ended December 31, 2022 and 2021, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.

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

ASSETS

	2022			2021

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-earning assets
Loans (1)
Commercial	$72,844	$3,381	4.64%	$105,265	$7,467	7.09%
Agricultural	95,029	4,576	4.82%	96,774	3,993	4.13%
Real estate	985,084	37,342	3.79%	924,905	35,697	3.86%
Consumer and other	16,200	657	4.06%	14,806	672	4.54%

Total loans (including fees)	1,169,157	45,956	3.93%	1,141,750	47,829	4.19%

Investment securities
Taxable	742,675	12,101	1.63%	562,568	8,861	1.58%
Tax-exempt (2)	134,710	3,285	2.44%	153,421	3,918	2.55%

Total investment securities	877,385	15,386	1.75%	715,989	12,779	1.78%

Other interest-earning assets	67,692	901	1.33%	150,478	697	0.46%

Total interest-earning assets	2,114,234	$62,243	2.94%	2,008,217	$61,305	3.05%

Noninterest-earning assets
Cash and due from banks	23,390			26,515
Premises and equipment, net	18,213			16,971
Other, less allowance for loan losses	(20,890)			31,002

Total noninterest-earning assets	20,713			74,488

TOTAL ASSETS	$2,134,947			$2,082,705

(1) Average loan balance includes nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21% for the years ended December 31, 2022 and 2021.

Average Balances and Interest Rates (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
	2022			2021

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
Interest-bearing liabilities
Deposits
Savings, interest-bearing checking and money markets accounts	$1,297,503	$5,498	0.42%	$1,212,935	$1,908	0.16%
Time deposits	206,401	1,818	0.88%	234,626	2,434	1.04%

Total deposits	1,503,904	7,316	0.49%	1,447,561	4,342	0.30%
Other borrowed funds	55,874	993	1.78%	40,705	143	0.35%

Total interest-bearing liabilities	1,559,778	8,309	0.53%	1,488,266	4,485	0.30%

Noninterest-bearing liabilities
Noninterest-bearing checking	397,436			375,167
Other liabilities	8,981			10,137

Stockholders' equity	168,752			209,135

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,134,947			$2,082,705

Net interest income (FTE)(3)		$53,934	2.55%		$56,820	2.83%

Spread Analysis (FTE)(3)
Interest income/average assets		$62,243	2.92%		$61,305	2.94%
Interest expense/average assets		8,309	0.39%		4,485	0.22%
Net interest income/average assets		53,934	2.53%		56,820	2.73%

(3) Net interest income (FTE) and Spread Analysis (FTE) are non-GAAP financial measures. For further information, refer to the Non-GAAP Financial Measures section of this report.

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate loan interest income increased $1.6 million in 2022 compared to 2021. Increased volume of real estate loans increased interest income in 2022 by $2.3 million and lower interest rates decreased interest income in 2022 by $654 thousand.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates (in thousands).

	2022 Compared to 2021
	Volume	Rate	Total (1)
Interest income
Loans
Commercial	$(1,926)	$(2,160)	$(4,086)
Agricultural	(73)	656	583
Real estate	2,299	(654)	1,645
Consumer and other	60	(75)	(15)

Total loans (including fees)	360	(2,233)	(1,873)

Investment securities
Taxable	2,949	291	3,240
Tax-exempt	(467)	(166)	(633)

Total investment securities	2,482	125	2,607

Other interest and dividend income	(544)	748	204

Total interest-earning assets	2,298	(1,360)	938

Interest-bearing liabilities
Deposits
Savings, interest-bearing checking and money market	147	3,443	3,590
Time deposits	(271)	(345)	(616)

Total deposits	(124)	3,098	2,974

Other borrowed funds	71	779	850

Total interest-bearing liabilities	(53)	3,877	3,824

Net interest income-earning assets	$2,351	$(5,237)	$(2,886)

(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest-bearing liabilities. The volume of and yields earned on earning assets and the volume of and the rates paid on interest-bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2022 and 2021, the Company's non-GAAP net interest margin was 2.55% and 2.83%, respectively, computed on an FTE basis. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net interest income during 2022 and 2021 totaled $53.2 million and $56.0 million, respectively, representing a 4.9% decrease in 2022 compared to 2021. Net interest income decreased in 2022 as compared to 2021 due primarily to fewer PPP fees recognized into income and an increase in market interest rates on core deposits. In addition to interest income on PPP loans, fee income of $218 thousand and $4.3 million was recognized into interest income for the years ended December 31, 2022 and 2021, respectively.

The high level of competition in the local markets will continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s primary market in Ames, Iowa, has fourteen banks, five credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other market areas in central, north-central and south-central Iowa creating similarly competitive environments.

Provision (Credit) for Loan Losses

The provision (credit) for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The Company’s credit for loan losses for the year ended December 31, 2022 was ($874) thousand compared to a credit for loan losses of ($757) thousand for the previous year. Net loan charge-offs totaled $50 thousand for the year ended December 31, 2022 compared to net loan recoveries of $163 thousand for the previous year. The credit for loan losses in 2022 was primarily due to a reduction in specific reserves and offset in part by growth in the loan portfolio. The credit for loan losses in 2021 was primarily due to loan recoveries, a reduction in specific reserves, and improving economic conditions. Classified loans, excluding 1-4 family and consumer loans, decreased $24.7 million to $36.6 million in 2022 primarily due to improving credit quality. Refer to the “Asset Quality Review and Credit Risk Management” discussion for additional details with regard to loan loss provision expense.

Management believes the allowance for loan losses is adequate to absorb probable losses in the current portfolio. This statement is based upon management's continuing evaluation of inherent risks in the current loan portfolio, current levels of classified assets and general economic factors. The Company will continue to monitor the allowance and make future adjustments to the allowance as conditions dictate. Due to potential changes in conditions and upon CECL adoption as described in Note 1, it is at least reasonably possible that change in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Noninterest Income and Expense

Total noninterest income is comprised primarily of fee-based revenues from wealth management and trust services, bank-related service charges on deposit activities, net securities gains, merchant and card fees related to electronic processing of merchant and cash transactions and gain on the sale of loans held for sale.

Noninterest income during the years ended 2022 and 2021 totaled $9.7 million and $10.5 million, respectively. The decrease in noninterest income in 2022 compared to 2021 is primarily due to fewer gains on sale of residential loans held for sale as refinancing volume has slowed and offset in part by an increase in wealth management income due to growth in assets under management and new account relationships.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 59% and 61% of noninterest expense in 2022 and 2021, respectively.

Noninterest expense during the years ended 2022 and 2021 totaled $38.6 million and $36.6 million, respectively. The increase in noninterest expense is primarily due to data processing costs as a result of additional investments in technology and normal increases in salaries and benefits. The percentage of noninterest expense to average assets was 1.81% in 2022, compared to 1.76% during 2021.

Provision for Income Taxes

The provision for income taxes for 2022 and 2021 was $5.9 million and $6.8 million, respectively. This amount represents an effective tax rate of 23.3% and 22.0%, respectively. The Company's federal income tax rate was 21% for the years ended December 31, 2022 and 2021. The increase in the effective tax rate in 2022 was due to a non-recurring $780 thousand adjustment to deferred taxes for the reduction in future Iowa bank franchise tax rates enacted in the second quarter of 2022. In 2021, the Company established a deferred tax valuation allowance of $396 thousand on a state tax net operating loss at the holding company. The effective tax rate in both years were also impacted by tax exempt interest income and New Markets Tax Credits.

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

Total assets were $2.13 billion in 2022 and approximately the same in 2021. The largest fluctuations in assets during 2022 was primarily due to higher unrealized losses on the investment portfolio as market interest rates have risen. In the same time period, increases in loan volume and purchases of investments were funded by federal funds sold and an increase in deposits and advances.

Loan Portfolio

Net loans as of December 31, 2022 totaled $1.23 billion, an increase of 7.2% from the $1.14 billion as of December 31, 2021. Loans increased primarily due to increases in the 1-4 family and commercial real estate loan portfolios. Loans are the primary contributor to the Company’s revenues and cash flows. The average yield on loans was 218 and 241 basis points higher in 2022 and 2021, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans. As of December 31, 2022, gross loans totaled approximately $1.24 billion, which equals approximately 65.4% of total deposits and 58.1% of total assets. The Iowa State Average Report (consisting of 246 banks in the State of Iowa) loan to deposit ratio as of December 31, 2022 was 72%. As of December 31, 2022, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

Real estate loans include various types of loans for which the Banks hold real property as collateral and consist of loans primarily on commercial, agricultural, and multifamily properties and single-family residences. Real estate loans typically have fixed rates for up to five years, with the Company’s loan policy permitting a maximum fixed rate maturity of up to 15 years. The majority of construction loan volume is provided to contractors to construct 1-4 family residence and commercial buildings. The Banks also originate residential real estate loans for sale to the secondary market for a fee.

Commercial loans consist primarily of loans to businesses for various purposes, including revolving lines to finance current operations, floor-plans, inventory and accounts receivable; capital expenditure loans to finance equipment and other fixed assets; and letters of credit. These loans generally have short maturities of less than five years, have either adjustable or fixed rates and are unsecured or secured by inventory, accounts receivable, equipment and/or real estate.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2022

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties (in thousands).

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	15 years	15 years	Total

Real Estate
Construction	$28,237	$13,304	$5,634	$4,054	$51,229
1-4 family residential	9,075	118,036	116,875	41,059	285,045
Commercial	16,759	336,389	99,197	86,708	539,053
Agricultural	4,562	25,131	55,614	74,112	159,419
Commercial	28,659	32,898	14,568	1,015	77,140
Agricultural	79,830	29,768	3,261	405	113,264
Consumer and other	1,629	8,526	5,905	110	16,170

Total loans	$168,751	$564,052	$301,054	$207,463	$1,241,320

The following table shows the contractual maturities after one year of the Company’s loan portfolio by fixed- and variable-rate loans as of December 31, 2022 (in thousands):

	After one	After five
	year but	years but
	within	within	After
	five years	15 years	15 years
Fixed-rate loans
Real Estate
Construction	$8,455	$3,612	$2,044
1-4 family residential	113,518	97,366	2,378
Commercial	331,784	70,322	81
Agricultural	23,143	21,738	937
Commercial	30,403	9,940	-
Agricultural	27,225	2,650	405
Consumer and other	8,170	5,903	10

Total fixed-rate loans	542,698	211,531	5,855

Variable-rate loans
Real Estate
Construction	4,849	2,022	2,010
1-4 family residential	4,518	19,509	38,681
Commercial	4,605	28,875	86,627
Agricultural	1,988	33,876	73,175
Commercial	2,495	4,628	1,015
Agricultural	2,543	611	-
Consumer and other	356	2	100

Total variable-rate loans	21,354	89,523	201,608

Total loans	$564,052	$301,054	$207,463

Loans Held For Sale

There was $154 thousand of mortgage origination funding awaiting delivery to the secondary market as of December 31, 2022 and none as of December 31, 2021. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2022 were $786.4 million, a decrease of $44.6 million or 5.4% from the prior year end. As of December 31, 2022 and 2021, the investment portfolio comprised 37% and 39% of total assets, respectively. The decrease in investments is primarily due to a decline in fair value of the portfolio due to interest rate increases during 2022. The decrease is offset in part by purchases of U.S. treasuries and municipal securities.

Management’s process for obtaining and validating the fair value of investment securities is discussed in Note 16 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Investment Maturities as of December 31, 2022

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties (in thousands).

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total

U.S. government treasuries	$16,614	$171,012	$19,971	$-	$207,597
U.S. government agencies	8,939	62,477	29,517	-	100,933
U.S. government mortgage-backed securities	447	38,929	77,365	-	116,741
States and political subdivisions (1)	13,133	104,432	157,768	10,670	286,003
Corporate bonds	5,557	30,290	39,317	-	75,164

Total	$44,690	$407,140	$323,938	$10,670	$786,438

Weighted average yield
U.S. government treasuries	1.45%	1.09%	1.32%	n/a	1.14%
U.S. government agencies	2.19%	1.83%	2.06%	n/a	1.93%
U.S government mortgage-backed securities	2.34%	1.88%	0.95%	n/a	1.25%
States and political subdivisions (1)	2.15%	2.10%	2.38%	2.44%	2.27%
Corporate bonds	2.91%	2.82%	2.70%	n/a	2.76%

Total	1.99%	1.66%	1.97%	2.44%	1.82%

(1) Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis using a federal income tax rate of 21 percent.

The Company's investment portfolio had an expected duration of 4.06 years and 4.07 years as of December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Company’s investment securities portfolio included securities issued by 289 and 298 government municipalities and agencies located within 30 and 28 states with a fair value of $286.0 million and $292.9 million, respectively. No one municipality or agency represents a concentration within this segment of the investment portfolio. Storm Lake, Iowa, general obligation bonds with a fair value of $5.5 million (approximately 1.9% of the fair value of the government municipalities and subdivisions) represent the largest exposure to any one municipality or subdivision for the Company as of December 31, 2022; the bonds are repayable from the levy of continuing annual tax on all the taxable property within the territory of the city of Storm Lake.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of December 31, 2022 and 2021 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2022		2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$66,168	$60,884	$72,128	$72,830
Texas	29,750	26,241	24,742	24,953
Nebraska	20,165	16,845	19,546	19,486
Oregon	11,049	10,079	4,757	4,864
Washington	10,911	9,898	11,013	11,241
Other (2022: 16 states; 2021: 16 states)	42,028	37,804	36,614	36,753

Total general obligation bonds	$180,071	$161,751	$168,800	$170,127

Revenue bonds:
Iowa	$57,330	$53,649	$61,718	$62,181
Texas	14,824	12,680	11,898	12,090
Nebraska	9,777	8,265	9,727	9,636
Other (2022: 23 states; 2021: 21 states)	55,177	49,658	38,405	38,825

Total revenue bonds	$137,108	$124,252	$121,748	$122,732

Total obligations of states and political subdivisions	$317,179	$286,003	$290,548	$292,859

As of December 31, 2022 and 2021, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities and water utilities. The revenue bonds are to be paid from 16 revenue sources in 2022 and 2021. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2022		2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$31,768	$28,917	$31,632	$31,896
Water	21,754	19,792	22,611	22,924
College and universities, primarily dormitory revenues	19,550	17,368	17,169	17,353
Sewer	13,333	11,592	14,248	14,327
Leases	10,863	9,929	8,788	8,894
Other	39,840	36,654	27,300	27,338

Total revenue bonds by revenue source	$137,108	$124,252	$121,748	$122,732

Deposits

Total deposits were $1.90 billion and $1.88 billion as of December 31, 2022 and 2021, respectively. The increase of $19.9 million between the periods can be primarily attributed to increases in interest-bearing core deposits, including commercial and public funds, and offset in part by a decrease in time deposits. Balances fluctuate as customer liquidity needs vary and could be impacted by distressed economic conditions or additional government stimulus.

The Company’s primary source of funds is customer deposits. The Banks attempt to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While 68.4% of the Banks’ certificates of deposit mature in the next year, it is anticipated that many of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $250,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operations and liquidity. The Company had $11.4 million and $7.0 million of brokered deposits as of December 31, 2022 and 2021, respectively. The Company has approximately $389.0 million of uninsured deposits as of December 31, 2022.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2022 and 2021 (dollars in thousands).

	2022		2021
	Average		Average
	Amount	Rate	Amount	Rate

Non-interest bearing checking deposits	$397,436	0.00%	$375,167	0.00%
Interest bearing checking deposits	612,419	0.47%	564,780	0.13%
Money market deposits	457,053	0.48%	436,320	0.21%
Savings deposits	228,031	0.18%	211,835	0.11%
Time certificates	206,401	0.88%	234,626	1.04%

	$1,901,340		$1,822,728

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances in excess of the FDIC insurance limit of $250 thousand as of December 31, 2022 and 2021 (in thousands).

	2022	2021

3 months or less	$14,444	$4,624
Over 3 through 6 months	13,261	8,578
Over 6 through 12 months	7,166	21,327
Over 12 months	8,015	6,264

Total	$42,886	$40,793

The following table shows the amounts and remaining maturities of estimated uninsured time certificates of deposit as of December 31, 2022 and 2021 (in thousands).

	2022	2021

3 months or less	$8,862	$3,124
Over 3 through 6 months	8,010	7,608
Over 6 through 12 months	5,109	20,307
Over 12 months	8,616	13,838

Total	$30,597	$44,877

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

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2022 and 2021 (dollars in thousands).

	2022		2021

		Average		Average
	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$40,676	2.50%	$39,851	0.25%
FHLB advances and other borrowings	39,120	4.39%	3,000	1.57%

Total	$79,796	3.43%	$42,851	0.35%

Average Annual Borrowed Funds

The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2022 and 2021 (dollars in thousands).

	2022		2021

	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$41,143	1.17%	$37,705	0.25%
FHLB advances and other borrowings	14,731	3.49%	3,000	1.57%

Total	$55,874	1.78%	$40,705	0.35%

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2022, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher provision expense for loan losses in future periods. These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company. For additional information, including quantification of the amounts involved, see Note 14 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this discussion.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2022, totaled $1.23 billion as compared to $1.14 billion as of December 31, 2021, an increase of 7.2%. Net loans comprise approximately 57% of total assets as of the end of 2022. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company’s non-performing assets have increased by 13% from December 31, 2021 and total $14.7 million as of December 31, 2022. The Company’s level of non-performing loans as a percentage of loans of 1.19% as of December 31, 2022, is higher than the Iowa State Average peer group of FDIC insured institutions as of December 31, 2022, of 0.33%. Management believes that the allowance for loan losses as of December 31, 2022 remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past three years ended December 31, 2022 (dollars in thousands):

	2022	2021	2020

Nonperforming assets:
Nonaccrual loans	$14,722	$12,670	$15,273
Loans 90 days or more past due	-	169	39

Total nonperforming loans	14,722	12,839	15,312
Securities available-for-sale	-	-	-
Other real estate owned	-	218	218

Total nonperforming assets	$14,722	$13,057	$15,530

Ratio of nonaccrual loans to total loans outstanding	1.19%	1.09%	1.33%

Ratio of allowance for loan losses to nonaccrual loans	106.62%	131.18%	112.72%

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

Non-performing loans totaled $14.7 million as of December 31, 2022 and were $1.9 million higher than the non-performing loans as of December 31, 2021. The increase in non-performing loans was due primarily to one loan relationship in the commercial real estate portfolio. The Company considers non-performing loans to generally include nonaccrual loans, loans past due 90 days or more and still accruing and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for loan losses related to these impaired loans was approximately $95 thousand and $1.4 million at December 31, 2022 and 2021, respectively. The average balances of impaired loans for the years ended December 31, 2022 and 2021 were $13.0 million and $13.2 million, respectively. For the years ended December 31, 2022 and 2021, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $733 thousand and $650 thousand, respectively. There were no loans and $169 thousand of loans greater than 90 days past due and still accruing interest as of December 31, 2022 and 2021, respectively.

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

Analysis of the Allowance for Loan Losses

The Company’s policy is to charge-off loans when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries. The following table sets forth information regarding changes in the Company's allowance for loan losses for the most recent three years (dollars in thousands):

	2022	2021	2020

Balance at beginning of period	$16,621	$17,215	$12,619
Charge-offs:
Real estate
Construction	-	-	-
1-4 Family residential	23	34	18
Commercial	-	-	444
Agricultural	-	-	-
Commercial	41	113	628
Agricultural	7	-	48
Consumer and other	21	29	272

Total charge-offs	92	176	1,410

Recoveries:
Real estate
Construction	-	-	1
1-4 Family residential	8	268	6
Commercial	3	4	26
Agricultural	-	-	-
Commercial	4	5	14
Agricultural	-	48	-
Consumer and other	27	14	278

Total recoveries	42	339	325

Net charge-offs (recoveries)	50	(163)	1,085
Provisions charged (credited) to operations	(874)	(757)	5,681

Balance at end of period	$15,697	$16,621	$17,215

Average loans outstanding	$1,169,157	$1,141,750	$1,138,265

Ratio of net charge-offs (recoveries) during the period to average loans outstanding	0.00%	-0.01%	0.10%

Ratio of allowance for loan losses to total loans net of deferred fees	1.26%	1.43%	1.50%

The following table sets forth information regarding net charge-offs to average loans outstanding by loan type during the years ended December 31, 2022 and 2021 (in thousands).

	2022			2021
			Net			Net
			charge-offs			charge-offs
	Net		(recoveries)	Net		(recoveries)
	charge-offs	Average	to average	charge-offs	Average	to average
	(recoveries)	Loans	loans	(recoveries)	Loans	loans

Net charge-offs (recoveries):
Real estate
Construction	$-	$43,905	0.00%	$-	$44,745	0.00%
1-4 Family residential	15	266,029	0.01%	(234)	224,639	-0.10%
Commercial	(3)	519,161	0.00%	(4)	504,343	0.00%
Agricultural	-	155,989	0.00%	-	151,178	0.00%
Commercial	37	72,844	0.05%	108	105,265	0.10%
Agricultural	7	95,029	0.01%	(48)	96,774	-0.05%
Consumer and other	(6)	16,200	-0.04%	15	14,806	0.10%

Totals	$50	$1,169,157	0.00%	$(163)	$1,141,750	-0.01%

General reserves for loan categories range from 1.10% to 1.97% of the outstanding loan balances as of December 31, 2022. In general, as loan volume increases, the general reserve levels increase with that growth and as loan volume decreases, the general reserve levels decrease with that decline. The allowance relating to commercial real estate is the largest reserve component. Construction, commercial operating and agricultural operating loans have higher general reserve levels as a percentage than the other loan categories as management perceives more risk in this type of lending. Elements contributing to the higher risk level include a higher percentage of watch, special mention, substandard and impaired loans, and less favorable economic conditions for those portfolios. As of December 31, 2022, commercial real estate loans have general reserves ranging from 1.34% to 1.61%.

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

	2022	2021	2020

Specific reserve on loans individually evaluated for impairment	$95	$1,392	$1,819

Loans individually evaluated for impairment	$14,386	$12,312	$15,273

Percentage increase (decrease) in specific reserve on loans individually evaluated for impairment
	-93%	-23%	770%

Percentage increase (decrease) in loans individually evaluated for impairment
	17%	-19%	219%

Allocation of the Allowance for Loan Losses

The following table sets forth information concerning the Company’s allocation of the allowance for loan losses for the most recent three years (dollars in thousands):

	2022		2021		2020
	Amount	% *	Amount	% *	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$730	4%	$675	4%	$725	4%
1-4 family residential	3,028	23%	2,752	21%	2,581	19%
Commercial	7,235	44%	8,406	44%	8,930	43%
Agricultural	1,625	13%	1,584	13%	1,595	13%
Commercial	1,153	6%	1,170	7%	1,453	11%
Agricultural	1,705	9%	1,836	10%	1,696	9%
Consumer and other	221	1%	198	1%	235	1%

	$15,697	100%	$16,621	100%	$17,215	100%

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

As of December 31, 2022, the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions for December 31, 2022 and 2021 totaled $27.9 million and $89.1 million, respectively. The lower balance of liquid assets as of December 31, 2022 primarily relates to decreased deposits at the Federal Reserve Bank as the funds were invested.

Other sources of liquidity available to the Banks as of December 31, 2022 include available borrowing capacity with the FHLB of $285.3 million and federal funds borrowing capacity at correspondent banks of $100.6 million. As of December 31, 2022, the Company had outstanding FHLB advances and other borrowings of $39.1 million, no federal funds purchased, and securities sold under agreements to repurchase of $40.7 million.

Total investments as of December 31, 2022, were $786.4 million compared to $831.0 million as of year-end 2021. The investment portfolio provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2022 and 2021. The investments have pretax net unrealized losses of $83.6 million as of December 31, 2022 and pretax net unrealized gains of $3.8 million as of December 31, 2021.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2022 and 2021 totaled $21.2 million and $30.5 million, respectively. The change in net cash provided by operating activities in 2022 was primarily due to a decrease in net income and proceeds from the sales of loans held for sale.

Net cash (used in) investing activities for the years ended December 31, 2022 and 2021 was ($127.4) million and ($268.6) million, respectively. The change in net cash (used in) investing activities in 2022 was primarily due to fewer purchases of securities and partially offset by a larger increase in loans.

Net cash provided by financing activities for the years ended December 31, 2022 and 2021 totaled $44.9 million and $154.1 million, respectively. The change in net cash provided by financing activities in 2022 was due primarily to a lower increase in deposits.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2022, dividends from the Banks amounted to $10.2 million compared to $9.7 million in 2021. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

First National, as a national bank, generally may pay dividends, without obtaining the express approval of the OCC, in an amount up to its retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the OCC, consists of net income less dividends declared during the period. Boone Bank, Reliance Bank, State Bank, United Bank and Iowa State Bank are also restricted under Iowa law to paying dividends only out of their undivided profits. Additionally, the payment of dividends by the Banks is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and the Banks generally are prohibited from paying any dividends if, following payment thereof, the Bank would be undercapitalized.

The Company has unconsolidated cash and interest-bearing deposits totaling $3.6 million that is available as of December 31, 2022 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $262.9 million as of December 31, 2022 compared to a total of $223.4 million at the end of 2021. The timing of these credit commitments varies with the underlying borrowers; however, the Company believes it has satisfactory liquidity to fund these obligations as of December 31, 2022. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no other known trends in liquidity and cash flow needs as of December 31, 2022, that are of concern to management.

On June 9, 2022, the Company entered into a commitment with a contractor to remodel one of First National’s branch offices in Ames, Iowa for $4.0 million. There was $2.5 million remaining on the commitment as of December 31, 2022.

Capital Resources

The Company’s total stockholders’ equity decreased to $149.1 million at December 31, 2022, from $207.8 million at December 31, 2021. As of December 31, 2022 and 2021, stockholders’ equity as a percentage of total assets was 7.0% and 9.7%, respectively. The decrease in stockholders’ equity was primarily the result of an increase in unrealized losses on the investment portfolio precipitated by the significant increase in market interest rates during 2022, offset in part by the retention of net income in excess of dividends. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of December 31, 2022. Unrealized losses on the investment portfolio are excluded from regulatory capital.

From time to time, the Company’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. 100,000 shares of common stock were repurchased under stock repurchase plans in 2022 and 30,580 shares of common stock were repurchased in 2021. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Annual Report.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statement. Factors that could cause actual results to differ from those discussed in the forward-looking statement include, but are not limited to:

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

●

Inflation and interest rate, securities market and monetary fluctuations, including increases in interest rates initiated during 2022 and expected to continue during 2023 in response to significant inflationary pressures affecting the national economy.

●

Changes in the fair value of securities available-for-sale, which negatively impacted our capital position during 2022, and management’s assessments of other-than-temporary impairment of such securities.

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

●

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the FASB, International Financial Reporting Standards and other accounting standard setters, including the adoption of the CECL model for estimating credit losses within the loan and investment portfolios.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CliftonLarsonAllen LLP CLAconnect.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Ames National Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ames National Corporation and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting, under the standards of the PCAOB. Accordingly, we express no such opinion.

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

CLA (CliftonLarsonAllen LLP) is an independent network member of CLA Global. See CLAglobal.com/disclaimer.

Allowance for loan losses

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation account that reflects the Company’s estimate of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was $15.7 million at December 31, 2022, which consists of two components (i) specific reserves based on probable losses on specific loans (“specific reserves”), representing $0.1 million, and (ii) a general allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company (“general reserves”), representing $15.6 million. The general component of the allowance for loan losses is based on a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include various considerations regarding the general economic environment in the Company’s market area. The qualitative adjustment for the general reserve includes management’s consideration of industry concentrations; specific credit risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.

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

West Des Moines, Iowa

March 10, 2023

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(in thousands, except share and per share data)

	2022	2021
ASSETS

Cash and due from banks	$20,819	$19,590
Interest-bearing deposits in financial institutions and federal funds sold	7,065	69,539
Total cash and cash equivalents	27,884	89,129
Interest-bearing time deposits	14,669	16,922
Securities available-for-sale	786,438	831,003
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	4,613	3,422
Loans receivable, net	1,226,011	1,144,108
Loans held for sale	154	-
Bank premises and equipment, net	18,895	17,512
Accrued income receivable	11,275	10,124
Bank-owned life insurance	3,054	2,985
Deferred income taxes, net	22,130	1,922
Other intangible assets, net	1,931	2,505
Goodwill	12,424	12,424
Other assets	5,448	4,985

Total assets	$2,134,926	$2,137,041

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$391,576	$411,585
Interest-bearing checking	617,379	575,997
Savings and money market	675,031	674,975
Time, $250 and over	42,886	40,793
Other time	171,085	174,669
Total deposits	1,897,957	1,878,019

Securities sold under agreements to repurchase	40,676	39,851
FHLB advances and other borrowings	39,120	3,000
Dividends payable	2,428	2,364
Accrued expenses and other liabilities	5,647	6,029
Total liabilities	1,985,828	1,929,263

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,992,167 and 9,092,167 shares as of December 31, 2022 and 2021, respectively	17,984	18,184
Additional paid-in capital	14,253	16,353
Retained earnings	179,931	170,377
Accumulated other comprehensive income (loss)	(63,070)	2,864
Total stockholders' equity	149,098	207,778

Total liabilities and stockholders' equity	$2,134,926	$2,137,041

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2022 and 2021
(in thousands, except per share data)

	2022	2021

Interest and dividend income:
Loans, including fees	$45,956	$47,829
Securities:
Taxable	12,101	8,861
Tax-exempt	2,595	3,095
Other interest and dividend income	901	697
Total interest and dividend income	61,553	60,482

Interest expense:
Deposits	7,316	4,342
Other borrowed funds	993	143
Total interest expense	8,309	4,485

Net interest income	53,244	55,997

Provision (credit) for loan losses	(874)	(757)

Net interest income after provision (credit) for loan losses	54,118	56,754

Noninterest income:
Wealth management income	4,938	4,448
Service fees	1,351	1,474
Securities gains, net	37	24
Gain on sale of loans held for sale	606	1,673
Merchant and card fees	1,817	2,019
Other noninterest income	938	899
Total noninterest income	9,687	10,537

Noninterest expense:
Salaries and employee benefits	22,909	22,281
Data processing	6,153	5,549
Occupancy expenses, net	2,945	2,664
FDIC insurance assessments	608	578
Professional fees	1,888	1,663
Business development	1,427	1,465
Intangible asset amortization	574	628
New Markets Tax Credit projects amortization	755	639
Other operating expenses, net	1,385	1,151
Total noninterest expense	38,644	36,618

Income before income taxes	25,161	30,673

Provision for income taxes	5,868	6,760

Net income	$19,293	$23,913

Basic and diluted earnings per share	$2.14	$2.62

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2022 and 2021
(in thousands)

	2022	2021

Net income	$19,293	$23,913
Other comprehensive income (loss), before tax:
Unrealized (losses) on securities before tax:
Unrealized holding (losses) arising during the period	(87,339)	(17,521)
Plus: reclassification adjustment for (gains) realized in net income	(37)	(24)
Other comprehensive (loss) before tax	(87,376)	(17,545)
Tax benefit related to other comprehensive income	21,442	4,386
Other comprehensive (loss), net of tax	(65,934)	(13,159)
Comprehensive income (loss)	$(46,641)	$10,754

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022 and 2021
(in thousands, except share and per share data)

	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	in Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	9,122,747	$18,245	$17,002	$158,217	$16,023	$209,487
Net income		-	-	23,913	-	23,913
Other comprehensive (loss)		-	-	-	(13,159)	(13,159)
Repurchase and retirement of stock	(30,580)	(61)	(649)	-	-	(710)
Cash dividends declared, $1.29 per share		-	-	(11,753)	-	(11,753)
Balance, December 31, 2021	9,092,167	18,184	16,353	170,377	2,864	207,778
Net income		-	-	19,293	-	19,293
Other comprehensive (loss)		-	-	-	(65,934)	(65,934)
Repurchase and retirement of stock	(100,000)	(200)	(2,100)	-	-	(2,300)
Cash dividends declared, $1.08 per share		-	-	(9,739)	-	(9,739)
Balance, December 31, 2022	8,992,167	$17,984	$14,253	$179,931	$(63,070)	$149,098

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022 and 2021
(in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,293	$23,913
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(874)	(757)
Provision (credit) for off-balance sheet commitments	106	(21)
Amortization of securities available-for-sale, loans and deposits, net	2,133	2,603
Amortization of intangible assets	574	628
Depreciation	1,424	1,399
Provision for deferred income taxes	1,234	733
Securities gains, net	(37)	(24)
Increase in cash value of bank-owned life insurance	(69)	(69)
Gain on sales of loans held for sale	(606)	(1,673)
Proceeds from the sales of loans held for sale	26,905	73,003
Originations of loans held for sale	(26,453)	(69,709)
(Gain) on sale of other real estate owned, net	-	(203)
(Gain) loss on sale and disposal of bank premises and equipment, net	(76)	13
Amortization of investment in New Markets Tax Credit projects	755	639
Change in assets and liabilities:
(Increase) decrease in accrued income receivable	(1,151)	1,019
(Increase) decrease in other assets	(1,439)	617
(Decrease) in accrued expenses and other liabilities	(488)	(1,641)
Net cash provided by operating activities	21,231	30,470

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	2,253	1,504
Purchase of securities available-for-sale	(141,315)	(375,399)
Proceeds from sale of securities available-for-sale	10,548	622
Proceeds from maturities and calls of securities available-for-sale	85,582	120,012
Purchase of FHLB stock	(14,131)	(286)
Proceeds from the redemption of FHLB and FRB stock	12,940	12
Net (increase) in loans	(80,528)	(13,921)
Net proceeds from the sale of other real estate owned	-	763
Purchase of premises and equipment	(2,858)	(1,874)
Proceeds from the sale of premises and equipment	125	-
Net cash (used in) investing activities	(127,384)	(268,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	19,938	161,670
Increase in securities sold under agreements to repurchase	825	2,558
Payments on FHLB and other borrowings	(3,300)	-
Proceeds from other borrowings	4,000	-
Net proceeds from FHLB short-term borrowings	35,420	-
Dividends paid	(9,675)	(9,389)
Stock repurchases	(2,300)	(710)
Net cash provided by financing activities	44,908	154,129

Net (decrease) in cash and cash equivalents	(61,245)	(83,968)

CASH AND CASH EQUIVALENTS
Beginning	89,129	173,097
Ending	$27,884	$89,129

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2022 and 2021
(in thousands)

	2022	2021

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$8,560	$5,063
Income taxes	4,969	6,298

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans to other real estate owned	$-	$560

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

Consolidation: The consolidated financial statements include the accounts of Ames National Corporation (the Parent Company) and its wholly owned subsidiaries, First National Bank, Ames, Iowa (FNB); State Bank & Trust Co., Nevada, Iowa (SBT); Boone Bank & Trust Co., Boone, Iowa (BBT); Reliance State Bank, Story City, Iowa (RSB); United Bank & Trust Co., Marshalltown, Iowa (UBT); and Iowa State Savings Bank, Creston, Iowa (ISSB) (collectively, the Banks). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Interest-bearing time deposits: Interest-bearing time deposits mature within six years and are carried at cost.

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

FHLB and FRB stock: The Banks, as members of the FHLB system, are required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12 percent of the member bank’s total assets plus 4.00 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF). All shares of FHLB stock are issued and redeemed at par value. The Banks, as members of the FRB system, must subscribe to the capital stock of its District Federal Reserve Bank in an amount equal to 6 percent of the member bank's paid-up capital and surplus and must pay in half of that amount. The other half is subject to call by the Board of Governors. The stock is issued and redeemed at par value. No ready market exists for the FHLB and FRB stock, and it has no quoted market value. The Company evaluates these assets for impairment on a quarterly basis and determined there was no impairment as of December 31, 2022.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2022 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded that there is no impairment of goodwill as of December 31, 2022. Further goodwill impairment evaluations, which may result in goodwill impairment, may be necessary if events or circumstance changes would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The only other significant intangible assets are core deposit intangible and customer list assets. The core deposit intangible and customer list asset are determined to have finite lives and are amortized over the estimated useful lives. The core deposit intangible asset is a customer-based relationship valuation attributed to the expectation of a lower net cost of these deposits versus alternative sources of funds. The core deposit intangible and customer list asset are reviewed for impairment whenever events occur, or circumstances indicate that the carrying amount may not be recoverable.

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

Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as accumulated other comprehensive income, a separate component of the stockholders’ equity section of the consolidated balance sheet, and such items, along with net income, are components of the statement of comprehensive income. Gains and losses on securities available-for-sale are reclassified to securities gains (losses) as a part of net income when realized upon sale. Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Derivative financial instruments: The Company uses interest rate swaps as part of its interest rate risk management. FASB ASC Topic 815 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company records all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. To qualify for hedge accounting, the Company must comply with the detailed rules and documentation requirements at the inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of the hedging relationship.

The Company has fair value hedging relationships at December 31, 2022. The Company uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. The Company uses the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the fair value of the hedging derivative with the fair value of the hedged exposure. The cumulative approach involves comparing the cumulative changes in the hedging derivative’s fair value to the cumulative changes in the hedged exposure’s fair value.

The Company does not use derivatives for trading or speculative purposes.

Financial instruments with off-balance-sheet risk: The Company, in the normal course of business, extends credit to meet the financing needs of its customers, which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed in Note 14.

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

Earnings per share: Basic earnings per share (“EPS”) computations for the years ended December 31, 2022 and 2021 were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic EPS for the years ended December 31, 2022 and 2021 (in thousands, except share and per share data):

	2022	2021
Basic earning per share computation:
Net income	$19,293	$23,913
Weighted average common shares outstanding	9,033,410	9,114,379
Basic EPS	$2.14	$2.62

Reclassifications: Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on stockholders’ equity and net income of the prior periods.

New and Pending Accounting Pronouncements: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL). The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In October 2019, the FASB voted to approve amendments to the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The amendment delays the effective date for our Company until interim and annual periods beginning after December 15, 2022. The Company has implemented a software solution provided by a third party vendor to assist in the determination of the CECL model. The CECL model is being finalized and a model validation was completed using an independent outside party in December 2022. Management’s current planned approach for estimating expected life-time credit losses for loans upon adoption includes the following key components:

●	The loan portfolio segmentation remains similar to the current segmentation with the exception of an additional breakout of multifamily real estate from the commercial real estate portfolio.

●

An initial forecast period of one year for all portfolio segments and off-balance-sheet credit exposures. This period reflects management’s expectation of losses based on forward-looking economic scenarios over that time.

●	A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by portfolio segment based on the change in key historical economic variables.

●	A reversion period of 1 year connecting the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.

The Company will primarily utilize loss rate based undiscounted cash flow (UDCF) methods to estimate credit losses by portfolio segment. The UDCF methods obtain estimated life-time credit losses using the conceptual components described above. Based on the portfolio composition upon adoption and the current economic environment, management anticipates an increase in the Allowance for Credit Losses (ACL) for loans and unfunded commitments liability of approximately $600 thousand to $1.0 million. Management will continue to evaluate and refine the results of loss estimates throughout the first quarter of 2023. The future effects of CECL on the ACL will depend on the size and composition of our portfolio, the portfolio’s credit quality and economic conditions, as well as any refinements to the model, methodology and other key assumptions. The Company will recognize a one-time cumulative-effect adjustment to the ACL through retained earnings upon adoption of the new standard. The increase in the ACL will result in a decrease to our regulatory capital amounts and ratios.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU improve the usefulness of information provided to investors about certain loan refinancing, restructurings, and write-offs. The amendments eliminate the accounting guidance for troubled debt restructurings (TDRs) by creditors that have adopted ASU No. 2016-13. It also enhances disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Lastly, the amendments require that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company does not expect a material impact of the ASU on the Company's consolidated financial statements.

Note 2. Concentrations and Restrictions on Cash and Due from Banks and Interest-Bearing Deposits in Financial Institutions

The Federal Reserve announced on March 15, 2020, that the reserve requirement ratios would be reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. Prior to March 26, 2020, the Federal Reserve Bank required member banks to maintain certain cash and due from bank reserves. The subsidiary banks did not have a reserve requirement at December 31, 2022 or 2021. The Federal Reserve Board currently has no plans to reinstate the reserve requirement but retains the right to reinstate it.

At December 31, 2022, the Company had approximately $23.5 million on deposit at various financial institutions. Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 3. Debt Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2022:
U.S. government treasuries	$227,065	$-	$(19,468)	$207,597
U.S. government agencies	110,370	4	(9,441)	100,933
U.S. government mortgage-backed securities	133,205	4	(16,468)	116,741
State and political subdivisions	317,179	27	(31,203)	286,003
Corporate bonds	82,177	7	(7,020)	75,164
Total	$869,996	$42	$(83,600)	$786,438

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2021:
U.S. government treasuries	$192,323	$239	$(2,083)	$190,479
U.S. government agencies	114,531	2,235	(752)	116,014
U.S. government mortgage-backed securities	149,896	1,375	(1,670)	149,601
State and political subdivisions	290,548	4,035	(1,724)	292,859
Corporate bonds	79,887	2,437	(274)	82,050
Total	$827,185	$10,321	$(6,503)	$831,003

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2022, are shown below by expected maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$45,456	$44,690
Due after one year through five years	440,575	407,140
Due after five years through ten years	371,664	323,938
Due after ten years	12,301	10,670
Total	$869,996	$786,438

At December 31, 2022 and 2021, securities with a carrying value of approximately $256.7 million and $219.7 million, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains, and losses from securities available-for-sale are summarized below (in thousands):

	2022	2021
Proceeds from sales of securities available-for-sale	$10,548	$622
Gross realized gains on securities available-for-sale	60	24
Gross realized losses on securities available-for-sale	(23)	-

No other-than-temporary impairments were recognized as a component of income for the years ended December 31, 2022 and 2021.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022 and 2021, are summarized as follows (in thousands):

2022:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government treasuries	$57,882	$(3,960)	$147,215	$(15,508)	$205,097	$(19,468)
U.S. government agencies	61,821	(4,293)	38,492	(5,148)	100,313	(9,441)
U.S. government mortgage-backed securities	45,440	(4,393)	70,854	(12,075)	116,294	(16,468)
State and political subdivisions	181,640	(14,556)	97,907	(16,647)	279,547	(31,203)
Corporate bonds	59,293	(4,281)	13,382	(2,739)	72,675	(7,020)
Total	$406,076	$(31,483)	$367,850	$(52,117)	$773,926	$(83,600)

2021:	Less than 12 Months		12 Months or More		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government treasuries	$163,206	$(2,083)	$-	$-	163,206	(2,083)
U.S. government agencies	30,647	(570)	5,836	(182)	36,483	(752)
U.S. government mortgage-backed securities	92,192	(1,580)	2,524	(90)	94,716	(1,670)
State and political subdivisions	115,204	(1,667)	1,725	(57)	116,929	(1,724)
Corporate bonds	16,484	(274)	-	-	16,484	(274)
Total	$417,733	$(6,174)	$10,085	$(329)	$427,818	$(6,503)

At December 31, 2022, debt securities have unrealized losses of $83.6 million. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 4. Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows (in thousands):

	2022	2021

Real estate - construction	$51,229	$42,638
Real estate - 1 to 4 family residential	285,045	246,745
Real estate - commercial	539,053	515,367
Real estate - agricultural	159,419	153,457
Commercial [1]	77,140	75,482
Agricultural	113,264	111,881
Consumer and other	16,170	15,097
	1,241,320	1,160,667
Less:
Allowance for loan losses	(15,697)	(16,621)
Deferred loan costs, net	388	62
Total loans receivable, net	$1,226,011	$1,144,108

1 Commercial loan portfolio includes $0.2 million and $6.0 million of Paycheck Protection Program ("PPP") loans as of December 31, 2022 and 2021, respectively

Construction loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption, vacancy and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may prove to be inaccurate primarily due to unforeseen circumstances beyond the control of the borrower or lender. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. The Company may require guarantees on these loans. The Company’s construction loans are secured primarily by properties located in its primary market area.

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

Summary changes in the allowance for loan losses for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021

Balance, beginning	$16,621	$17,215
Provision (credit) for loan losses	(874)	(757)
Recoveries of loans charged-off	42	339
Loans charged-off	(92)	(176)
Balance, ending	$15,697	$16,621

Activity in the allowance for loan losses, on a disaggregated basis, for the years ended December 31, 2022 and 2021 is as follows (in thousands):

2022:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$675	$2,752	$8,406	$1,584	$1,170	$1,836	$198	$16,621
Provision (credit) for loan losses	55	291	(1,174)	41	20	(124)	17	(874)
Recoveries of loans charged-off	-	8	3	-	4	-	27	42
Loans charged-off	-	(23)	-	-	(41)	(7)	(21)	(92)
Balance, ending	$730	$3,028	$7,235	$1,625	$1,153	$1,705	$221	$15,697

2021:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$725	$2,581	$8,930	$1,595	$1,453	$1,696	$235	$17,215
Provision (credit) for loan losses	(50)	(63)	(528)	(11)	(175)	92	(22)	(757)
Recoveries of loans charged-off	-	268	4	-	5	48	14	339
Loans charged-off	-	(34)	-	-	(113)	-	(29)	(176)
Balance, ending	$675	$2,752	$8,406	$1,584	$1,170	$1,836	$198	$16,621

Allowance for loan losses disaggregated based on the impairment analysis method as of December 31, 2022 and 2021 is as follows (in thousands):

2022:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$10	$-	$-	$-	$68	$17	$95
Ending balance: Collectively evaluated for impairment	730	3,018	7,235	1,625	1,153	1,637	204	15,602
Ending balance	$730	$3,028	$7,235	$1,625	$1,153	$1,705	$221	$15,697

2021:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending balance: Individually evaluated for impairment	$-	$40	$1,139	$-	$60	$132	$21	$1,392
Ending balance: Collectively evaluated for impairment	675	2,712	7,267	1,584	1,110	1,704	177	15,229
Ending balance	$675	$2,752	$8,406	$1,584	$1,170	$1,836	$198	$16,621

Loans receivable disaggregated on the basis of the impairment analysis method as of December 31, 2022 and 2021 is as follows (in thousands):

2022:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$-	$805	$12,853	$165	$200	$342	$21	$14,386
Ending balance: Collectively evaluated for impairment	51,229	284,240	526,200	159,254	76,940	112,922	16,149	1,226,934

Ending balance	$51,229	$285,045	$539,053	$159,419	$77,140	$113,264	$16,170	$1,241,320

2021:		1-4 Family
	Construction	Residential	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending balance: Individually evaluated for impairment	$-	$980	$9,792	$546	$330	$637	$27	$12,312
Ending balance: Collectively evaluated for impairment	42,638	245,765	505,575	152,911	75,152	111,244	15,070	1,148,355

Ending balance	$42,638	$246,745	$515,367	$153,457	$75,482	$111,881	$15,097	$1,160,667

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

The Company utilizes a risk rating matrix to assign risk ratings to each of its construction, commercial and agricultural loans. Loans are rated on a scale of 1 to 7. A description of the general characteristics of the risk ratings is as follows:

Ratings 1, 2 and 3 - These ratings include loans of average to excellent credit quality borrowers. These borrowers generally have significant capital strength, moderate leverage and stable earnings and growth commensurate to their relative risk rating. These ratings are reviewed at least annually. These ratings also include performing loans of less than $100,000.

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

The credit risk profile by internally assigned grade, on a disaggregated basis, at December 31, 2022 and 2021 is as follows (in thousands):

2022:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$51,229	$438,930	$136,014	$69,747	$98,324	$794,244
Watch	-	71,420	18,324	5,392	14,146	109,282
Special Mention	-	-	-	116	-	116
Substandard	-	15,850	4,916	1,685	452	22,903
Substandard-Impaired	-	12,853	165	200	342	13,560

Total	$51,229	$539,053	$159,419	$77,140	$113,264	$940,105

2021:	Construction	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$38,753	$381,346	$126,157	$63,141	$95,289	$704,686
Watch	239	99,127	17,853	8,132	7,421	132,772
Special Mention	-	3,085	3,519	762	7,664	15,030
Substandard	3,646	22,017	5,382	3,117	870	35,032
Substandard-Impaired	-	9,792	546	330	637	11,305

Total	$42,638	$515,367	$153,457	$75,482	$111,881	$898,825

The credit risk profile based on payment activity, on a disaggregated basis, at December 31, 2022 and 2021 is as follows (in thousands):

2022:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$284,240	$16,149	$300,389
Non-performing	805	21	826

Total	$285,045	$16,170	$301,215

2021:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$245,598	$15,067	$260,665
Non-performing	1,147	30	1,177

Total	$246,745	$15,097	$261,842

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

The following is a recap of impaired loans, on a disaggregated basis, at December 31, 2022 and 2021 and the average recorded investment and interest income recognized on these loans for the years ended December 31, 2022 and 2021 (in thousands):

2022:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	687	721	-	715	70
Real estate - commercial	12,853	13,578	-	3,391	-
Real estate - agricultural	165	194	-	319	14
Commercial	200	249	-	227	6
Agricultural	78	88	-	147	-
Consumer and other	4	7	-	5	1
Total loans with no specific reserve:	13,987	14,837	-	4,804	91

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	118	123	10	188	1
Real estate - commercial	-	-	-	7,667	-
Real estate - agricultural	-	-	-	-	-
Commercial	-	-	-	35	1
Agricultural	264	294	68	292	-
Consumer and other	17	19	17	19	-
Total loans with specific reserve:	399	436	95	8,201	2

Total
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	805	844	10	903	71
Real estate - commercial	12,853	13,578	-	11,058	-
Real estate - agricultural	165	194	-	319	14
Commercial	200	249	-	262	7
Agricultural	342	382	68	439	-
Consumer and other	21	26	17	24	1

Total	$14,386	$15,273	$95	$13,005	$93

2021:		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$67	$-
Real estate - 1 to 4 family residential	677	739	-	605	19
Real estate - commercial	124	142	-	154	297
Real estate - agricultural	546	1,001	-	901	25
Commercial	233	269	-	367	-
Agricultural	322	521	-	335	15
Consumer and other	6	8	-	6	-
Total loans with no specific reserve:	1,908	2,680	-	2,435	356

With an allowance recorded:
Real estate - construction	-	-	-	-	-
Real estate - 1 to 4 family residential	303	314	40	329	-
Real estate - commercial	9,668	10,001	1,139	9,909	-
Real estate - agricultural	-	-	-	-	-
Commercial	97	98	60	164	-
Agricultural	315	315	132	371	-
Consumer and other	21	23	21	32	-
Total loans with specific reserve:	10,404	10,751	1,392	10,805	-

Total
Real estate - construction	-	-	-	67	-
Real estate - 1 to 4 family residential	980	1,053	40	934	19
Real estate - commercial	9,792	10,143	1,139	10,063	297
Real estate - agricultural	546	1,001	-	901	25
Commercial	330	367	60	531	-
Agricultural	637	836	132	706	15
Consumer and other	27	31	21	38	-

Total	$12,312	$13,431	$1,392	$13,240	$356

The interest foregone on nonaccrual loans for the years ended December 31, 2022 and 2021 was approximately $733 thousand and $650 thousand, respectively.

Nonaccrual loans as of December 31, 2022 and 2021 were $14.7 million and $12.7 million, respectively.

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

For TDR loans that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible impairment and, as necessary, recognizes impairment through the allowance. The Company had no net charge-offs and $262 thousand of net recoveries for the years ended December 31, 2022 and 2021, respectively.

The Company had loans meeting the definition of TDR of $10.7 million as of December 31, 2022 and $11.3 million as of December 31, 2021, all of which were included as impaired and nonaccrual loans.

The Company’s TDRs, on a disaggregated basis, occurring in the years ended December 31 is as follows (dollars in thousands):

	2022			2021
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate - construction	-	$-	$-	-	$-	$-
Real estate - 1 to 4 family residential	1	118	118	3	578	578
Real estate - commercial	-	-	-	-	-	-
Real estate - agricultural	-	-	-	2	534	534
Commercial	-	-	-	2	64	64
Agricultural	-	-	-	2	294	294
Consumer and other	-	-	-	-	-	-

Total	1	$118	$118	9	$1,470	$1,470

During the year ended December 31, 2022, the Company granted a concession to one borrower, with one contract, experiencing financial difficulties. The loan was restructured for an extended maturity and accrued interest was capitalized.

During the year ended December 31, 2021, the Company granted concessions to five borrowers, with nine contracts, experiencing financial difficulties. The loans were restructured with lower interest rates or amortization periods longer than a typical loan.

There were no TDR loans that were modified during the year ended December 31, 2022 and 2021 with a payment default. A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no significant financial impact from specific reserves for the TDR loans.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2022 and 2021, are as follows (in thousands):

2022:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$66	$-	$66	$51,163	$51,229	$-
Real estate - 1 to 4 family residential	944	11	955	284,090	285,045	-
Real estate - commercial	2,362	1,399	3,761	535,292	539,053	-
Real estate - agricultural	185	-	185	159,234	159,419	-
Commercial	592	7	599	76,541	77,140	-
Agricultural	218	30	248	113,016	113,264	-
Consumer and other	37	4	41	16,129	16,170	-

Total	$4,404	$1,451	$5,855	$1,235,465	$1,241,320	$-

2021:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$42,638	$42,638	$-
Real estate - 1 to 4 family residential	1,198	482	1,680	245,065	246,745	169
Real estate - commercial	24	-	24	515,343	515,367	-
Real estate - agricultural	30	-	30	153,427	153,457	-
Commercial	251	15	266	75,216	75,482	-
Agricultural	172	-	172	111,709	111,881	-
Consumer and other	49	-	49	15,048	15,097	-

Total	$1,724	$497	$2,221	$1,158,446	$1,160,667	$169

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2022, there were no material commitments to lend additional funds to customers whose loans were classified as impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability. Loan transactions with related parties as of December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021

Balance, beginning of year	$17,269	$13,017
New loans	13,067	17,682
Repayments	(13,633)	(14,932)
Change in status	(23)	1,502
Balance, end of year	$16,680	$17,269

Note 5. Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2022 and 2021 (in thousands):

	2022	2021

Land	$3,994	$4,038
Construction in process	1,206	-
Buildings and improvements	23,679	22,880
Furniture and equipment	8,324	8,273
	37,203	35,191
Less accumulated depreciation	18,308	17,679
Total bank premises and equipment, net	$18,895	$17,512

Note 6. Goodwill

Goodwill arose in connection with four acquisitions in previous periods. Accounting standards allow for goodwill to be tested for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. There was no impairment of the carrying amount of goodwill in 2022 and 2021.

Note 7. Intangible Assets

The following sets forth the carrying amounts and accumulated amortization of all intangible assets at December 31, 2022 and 2021 (in thousands):

	2022		2021
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$4,539	$6,411	$4,043
Customer list	535	476	535	398
Total	$6,946	$5,015	$6,946	$4,441

The weighted average life of the intangible assets is approximately 3 years as of December 31, 2022 and 2021.

The amortization expense for the intangible assets totaled $574 thousand and $628 thousand for the years ended December 31, 2022 and 2021, respectively. Estimated remaining amortization expense on intangible assets is as follows for the years ending December 31 (in thousands):

2023	502
2024	337
2025	301
2026	268
2027	240
After	283

Total	$1,931

The following sets forth the activity related to intangible assets for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021

Beginning intangibles, net	$2,505	$3,133
Amortization	(574)	(628)

Ending intangible asset, net	$1,931	$2,505

Note 8. Deposits

At December 31, 2022, the maturities of time deposits are as follows (in thousands):

2023	$146,336
2024	44,734
2025	14,219
2026	5,639
2027	3,043
Total time deposits	$213,971

Interest expense on deposits for the years ended December 31, 2022 and 2021 is summarized as follows (in thousands):

	2022	2021

Interest-bearing checking	$2,888	$758
Savings and money market	2,610	1,150
Time deposits	1,818	2,434
Total deposit interest expense	$7,316	$4,342

Deposits held by the Company from related parties as of December 31, 2022 and 2021 totaled approximately $19.7 million and $22.3 million, respectively.

Note 9. Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements (repurchase agreements) as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Securities sold under agreements to repurchase:
U.S. government treasuries	$12,555	$4,971
U.S. government agencies	39,226	38,045
U.S. government mortgage-backed securities	9,133	11,127

Total pledged collateral	$60,914	$54,143

The following table summarizes the outstanding amount of, and the average rate on, repurchase agreements as of December 31, 2022 and 2021 (dollars in thousands).

	2022		2021

		Average		Average
	Balance	Rate	Balance	Rate

Repurchase agreements	$40,676	2.50%	$39,851	0.25%

Note 10. Borrowings

At December 31, 2022, FHLB advances and other borrowings consisted of the following (dollars in thousands):

		Weighted
		Average
	Amount	Interest Rate
FHLB advances maturing in:
2023	35,420	4.50%
Total FHLB advances	$35,420	4.50%

FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $285.3 million and $309.4 million at December 31, 2022 and 2021, respectively.

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. The borrowings were used for general corporate purposes. Interest under the note is payable quarterly over four years. Required quarterly principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35% and the outstanding balance as of December 31, 2022 was $3.7 million. The note is secured by property in West Des Moines, Iowa.

Borrowed funds at December 31, 2021 included a FHLB advance of $3.0 million with a rate of 1.57%. This advance was paid off during 2022.

Note 11. Derivative Financial Instruments

In the normal course of business, the Company may use derivative financial instruments to manage its interest rate risk. These instruments carry varying degrees of credit, interest rate and market or liquidity risks. Derivative instruments are recognized as either assets or liabilities in the accompanying consolidated financial statements and are measured at fair value. The Company’s objectives are to add stability to its net interest margin and to manage its exposure to movements in interest rates. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amount to be exchanged between the counterparties. The Company is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The Company minimizes this risk by entering into derivative contracts with large, stable financial institutions. The Company has not experienced any losses from nonperformance by counterparties. The Company monitors counterparty risk in accordance with the provisions of ASC 815.

Fair Value Hedges

The Company uses interest rate swaps to convert certain long term fixed rate loans to floating rates to hedge interest rate risk exposure. The Company uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. The Company uses the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the fair value of the hedging derivative with the fair value of the hedged exposure. The cumulative approach involves comparing the cumulative changes in the hedging derivative’s fair value to the cumulative changes in the hedged exposure’s fair value.

The Company was required to pledge $1.0 million and $1.5 million of securities as collateral for these fair value hedges at December 31, 2022 and 2021, respectively.

The table below identifies the notional amount, fair value and balance sheet category of the Company's fair value hedges at December 31, 2022 and 2021 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2022
Fair value hedges	$9,314	$1,096	Other assets
December 31, 2021
Fair value hedges	$20,399	$(527)	Other liabilities

Note 12. Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan. For the year ended December 31, 2022, the Company matched employee contributions up to a maximum of 6%. For the year ended December 31, 2021, the Company matched employee contributions up to a maximum of 3% and contributed an amount equal to 3% of the participating employee’s compensation. For the years ended December 31, 2022 and 2021, Company contributions to the plan were approximately $1.1 million and $1.0 million, respectively. The plan covers substantially all employees.

Note 13. Income Taxes

The components of income tax expense for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Federal:
Current	$3,453	$4,518
Deferred	529	308
Total federal income tax expense	3,982	4,826
State:
Current	1,781	1,509
Deferred	105	425
Total state income tax expense	1,886	1,934

Total income tax expense	$5,868	$6,760

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before income taxes for the years ended December 31, 2022 and 2021 as shown in the following table (in thousands):

	2022	2021

Income taxes at 21%	$5,284	$6,441
Increase (decrease) resulting from:
Tax-exempt interest	(541)	(661)
State taxes, net of federal tax benefit	1,684	1,174
New Markets Tax Credits	(713)	(604)
Valuation allowance	69	396
Other	85	14
Total income tax expense	$5,868	$6,760

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021

Deferred tax assets:
Allowance for loan losses	$3,731	$4,146
Net unrealized losses on securities available-for-sale	19,887	-
State operating and alternative minimum tax carryforward	779	761
Fair value adjustments from acquisitions	61	116
Accrued vacation	267	280
Off balance sheet reserve	162	144
Other deferred tax assets	242	230
Total deferred tax assets	25,129	5,677
Deferred tax liabilities:
Net unrealized gains on securities available-for-sale	-	(955)
Goodwill and other intangible assets	(1,168)	(1,135)
Bank premises and equipment	(600)	(584)
Deferred loan costs	(177)	(145)
Other deferred tax liabilities	(363)	(314)
Total deferred tax liabilities	(2,308)	(3,133)

Valuation allowance	(691)	(622)

Net deferred tax asset	$22,130	$1,922

The Company has approximately $465 thousand and $396 thousand of state income taxes associated with state net operating loss (“NOL”) carryforwards as of December 31, 2022 and 2021, respectively. The Company has recorded a valuation allowance against the tax effect of the NOL, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company has approximately $226 thousand of state alternative minimum tax (“AMT”) credit carryforwards available to offset future state alternative minimum taxable income as of December 31, 2022 and 2021. The Company has recorded a valuation allowance against the tax effect of the AMT credit carryforwards, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa. The Company is no longer subject to U.S. federal income and state tax examinations for years before 2019.

The Company follows the accounting requirements for uncertain tax positions. Management has determined that the Company has no material uncertain tax positions and no material accrued interest or penalties as of or for the years ended December 31, 2022 and 2021 that would require recognition. The Company had no significant unrecognized tax benefits as of December 31, 2022, that if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the next 12 months as of December 31, 2022 and 2021.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company’s commitments as of December 31, 2022 and 2021 is as follows (in thousands):

	2022	2021

Commitments to extend credit	$262,883	$223,363
Standby letters of credit	4,963	6,540
Total commitments	$267,846	$229,903

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. As of December 31, 2022 and 2021, approximately $161.7 million and $129.8 million of the commitments to extend credit were fixed interest rates. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

As of December 31, 2022 and 2021, the Banks have established liabilities totaling approximately $798 thousand and $692 thousand, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

On June 9, 2022, the Company entered into a commitment with a contractor to remodel a branch in Ames, Iowa for $4.0 million. There was $2.5 million remaining on the commitment as of December 31, 2022.

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

Note 15. Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Regulators also have the ability to impose higher limits than those specified by capital adequacy guidelines if they so deem necessary. Management believes, as of December 31, 2022 and 2021, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2022 and 2021 are also presented in the tables. (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2022:
Total capital (to risk- weighted assets):
Consolidated	$215,799	14.1%	$160,370	10.50%	N/A	N/A
Boone Bank & Trust	15,962	12.9	12,984	10.50	12,366	10.0%
First National Bank	110,887	14.2	82,089	10.50	78,180	10.0
Iowa State Savings Bank	25,398	15.5	17,210	10.50	16,390	10.0
Reliance State Bank	28,385	12.4	24,103	10.50	22,955	10.0
State Bank & Trust	22,011	14.7	15,716	10.50	14,968	10.0
United Bank & Trust	12,633	15.1	8,759	10.50	8,342	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$199,069	13.0%	$129,823	8.50%	N/A	N/A
Boone Bank & Trust	14,990	12.1	10,511	8.50	9,893	8.0%
First National Bank	101,976	13.0	66,453	8.50	62,544	8.0
Iowa State Savings Bank	24,113	14.7	13,932	8.50	13,112	8.0
Reliance State Bank	25,647	11.2	19,512	8.50	18,364	8.0
State Bank & Trust	20,392	13.6	12,723	8.50	11,974	8.0
United Bank & Trust	11,677	14.0	7,090	8.50	6,673	8.0

Tier 1 capital (to average- assets):
Consolidated	$199,069	9.1%	$87,392	4.00%	N/A	N/A
Boone Bank & Trust	14,990	8.7	6,868	4.00	8,585	5.0%
First National Bank	101,976	8.9	45,582	4.00	56,978	5.0
Iowa State Savings Bank	24,113	9.3	10,423	4.00	13,029	5.0
Reliance State Bank	25,647	8.5	12,001	4.00	15,001	5.0
State Bank & Trust	20,392	9.1	8,932	4.00	11,165	5.0
United Bank & Trust	11,677	8.9	5,274	4.00	6,592	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$199,069	13.0%	$106,913	7.00%	N/A	N/A
Boone Bank & Trust	14,990	12.1	8,656	7.00	8,038	6.5%
First National Bank	101,976	13.0	54,726	7.00	50,817	6.5
Iowa State Savings Bank	24,113	14.7	11,473	7.00	10,654	6.5
Reliance State Bank	25,647	11.2	16,069	7.00	14,921	6.5
State Bank & Trust	20,392	13.6	10,477	7.00	9,729	6.5
United Bank & Trust	11,677	14.0	5,839	7.00	5,422	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2021:
Total capital (to risk- weighted assets):
Consolidated	$208,480	14.8%	$146,881	10.50%	N/A	N/A
Boone Bank & Trust	15,603	14.2	11,562	10.50	11,012	10.0%
First National Bank	104,608	14.5	75,832	10.50	72,221	10.0
Iowa State Savings Bank	24,008	15.9	15,895	10.50	15,138	10.0
Reliance State Bank	27,292	13.6	21,136	10.50	20,129	10.0
State Bank & Trust	20,885	15.2	14,416	10.50	13,730	10.0
United Bank & Trust	12,001	15.7	8,039	10.50	7,657	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$191,161	13.7%	$118,904	8.50%	N/A	N/A
Boone Bank & Trust	14,652	13.3	9,360	8.50	8,809	8.0%
First National Bank	95,573	13.2	61,388	8.50	57,777	8.0
Iowa State Savings Bank	22,747	15.0	12,868	8.50	12,111	8.0
Reliance State Bank	24,774	12.3	17,110	8.50	16,103	8.0
State Bank & Trust	19,231	14.0	11,670	8.50	10,984	8.0
United Bank & Trust	11,042	14.4	6,508	8.50	6,125	8.0

Tier 1 capital (to average- assets):
Consolidated	$191,161	9.0%	$84,585	4.00%	N/A	N/A
Boone Bank & Trust	14,652	9.0	6,525	4.00	8,157	5.0%
First National Bank	95,573	8.7	44,333	4.00	55,416	5.0
Iowa State Savings Bank	22,747	9.1	10,102	4.00	12,628	5.0
Reliance State Bank	24,774	8.8	11,396	4.00	14,245	5.0
State Bank & Trust	19,231	9.1	8,469	4.00	10,586	5.0
United Bank & Trust	11,042	8.9	4,955	4.00	6,193	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$191,161	13.7%	$97,921	7.00%	N/A	N/A
Boone Bank & Trust	14,652	13.3	7,708	7.00	7,158	6.5%
First National Bank	95,573	13.2	50,555	7.00	46,944	6.5
Iowa State Savings Bank	22,747	15.0	10,597	7.00	9,840	6.5
Reliance State Bank	24,774	12.3	14,091	7.00	13,084	6.5
State Bank & Trust	19,231	14.0	9,611	7.00	8,924	6.5
United Bank & Trust	11,042	14.4	5,360	7.00	4,977	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2022 and 2021, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2022 and 2021 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2022
Assets
Securities available-for-sale
U.S. government treasuries	$207,597	$207,597	$-	$-
U.S. government agencies	100,933	-	100,933	-
U.S. government mortgage-backed securities	116,741	-	116,741	-
State and political subdivisions	286,003	-	286,003	-
Corporate bonds	75,164	-	75,164	-
Loans	8,494	-	8,494	-
Derivative financial instruments	1,096	-	1,096	-

2021
Assets
Securities available-for-sale
U.S. government treasuries	$190,479	$190,479	$-	$-
U.S. government agencies	116,014	-	116,014	-
U.S. government mortgage-backed securities	149,601	-	149,601	-
State and political subdivisions	292,859	-	292,859	-
Corporate bonds	82,050	-	82,050	-
Loans	21,202	-	21,202	-

Liabilities
Derivative financial instruments	$527	$-	$527	$-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment). The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2022 and 2021 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2022

Loans receivable	$304	$-	$-	$304

2021

Loans receivable	$9,012	$-	$-	$9,012
Other real estate owned	218	-	-	218

Total assets at fair value on a nonrecurring basis	$9,230	$-	$-	$9,230

As of December 31, 2022, impaired loans with a carrying value of $399 thousand were reduced by a specific reserve of $95 thousand, resulting in a reported fair value of $304 thousand. As of December 31, 2021, impaired loans with a carrying value of $10.4 million were reduced by a specific reserve of $1.4 million resulting in a reporting fair value of $9.0 million.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021 are as follows (in thousands):

	2022
	Estimated	Valuation	Range of	Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$304	Evaluation of collateral	Estimation of value	NM*

	2021
	Estimated	Valuation	Range of	Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$9,012	Evaluation of collateral	Estimation of value		NM*

Other real estate owned	$218	Appraisal	Appraisal adjustment	6%	-	8%	(7%)

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The following table includes the carrying amounts and estimated fair values of financial assets and liabilities as of December 31, 2022 and 2021 (in thousands):

		2022		2021
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$27,884	$27,884	$89,129	$89,129
Interest-bearing time deposits	Level 2	14,669	14,340	16,922	16,922
Securities available-for-sale	See previous table	786,438	786,438	831,003	831,003
FHLB and FRB stock	Level 2	4,613	4,613	3,422	3,422
Loans receivable, net	Level 2	1,226,011	1,170,948	1,144,108	1,112,684
Loans held for sale	Level 2	154	154	-	-
Accrued income receivable	Level 1	11,275	11,275	10,124	10,124
Derivative financial instruments	Level 2	1,096	1,096	-	-
Financial liabilities:
Deposits	Level 2	$1,897,957	$1,895,473	$1,878,019	$1,880,137
Securities sold under agreements to repurchase	Level 1	40,676	40,676	39,851	39,851
FHLB advances and other borrowings	Level 2	39,120	38,991	3,000	3,071
Accrued interest payable	Level 1	666	666	353	353
Derivative financial instruments	Level 2	-	-	527	527

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

Note 17. Subsequent Events

Management evaluated subsequent events through the date the financial statements were issued. There were no significant events or transactions occurring after December 31, 2022, but prior to March 10, 2023, that provided additional evidence about conditions that existed as of December 31, 2022. There were no significant events or transactions that provided evidence about conditions that did not exist at December 31, 2022.

Note 18. Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets as of December 31, 2022 and 2021, and statements of income and cash flows for each of the years in the two-year period ended December 31, 2022, is as follows (in thousands):

CONDENSED BALANCE SHEETS
December 31, 2022 and 2021

	2022	2021

ASSETS

Cash and due from banks	$96	$99
Interest-bearing deposits in banks	3,511	1,890
Total cash and cash equivalents	3,607	1,989
Investment in bank subsidiaries	148,827	204,638
Loans receivable, net	1,084	1,727
Premises and equipment, net	2,378	2,474
Accrued income receivable	2	2
Other assets	70	58

Total assets	$155,968	$210,888

LIABILITIES

Borrowings	$3,700	$-
Dividends payable	2,428	2,364
Accrued expenses and other liabilities	742	746

Total liabilities	6,870	3,110

STOCKHOLDERS' EQUITY

Common stock	17,984	18,184
Additional paid-in capital	14,253	16,353
Retained earnings	179,931	170,377
Accumulated other comprehensive income (loss)	(63,070)	2,864
Total stockholders' equity	149,098	207,778

Total liabilities and stockholders' equity	$155,968	$210,888

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2022 and 2021

	2022	2021
Operating income:
Equity in net income of bank subsidiaries	$20,282	$24,918
Interest income	58	79
Rental income	390	432
Other income	2,330	2,252
	23,060	27,681

Provision (credit) for loan losses	(11)	(5)

Operating income after provision (credit) for loan losses	23,071	27,686

Interest expense	76	-
Operating expense	3,965	3,593
	4,041	3,593

Income before income taxes	19,030	24,093

Income tax (benefit)	(263)	180

Net income	$19,293	$23,913

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,293	$23,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96	98
Credit for loan losses	(11)	(5)
Provision (credit) for deferred income taxes	(20)	342
Equity in net income of bank subsidiaries	(20,282)	(24,918)
Dividends received from bank subsidiaries	10,160	9,656
Decrease in accrued income receivable	-	4
(Increase) decrease in other assets	(12)	285
Increase in accrued expense and other liabilities	15	23
Net cash provided by operating activities	9,239	9,398

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in loans	654	120
Purchase of premises and equipment	-	(18)
Net cash provided by investing activities	654	102

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	4,000	-
Payments of long-term borrowings	(300)	-
Dividends paid	(9,675)	(9,389)
Stock repurchases	(2,300)	(710)
Net cash (used in) financing activities	(8,275)	(10,099)

Net increase (decrease) in cash and cash equivalents	1,618	(599)

CASH AND CASH EQUIVALENTS
Beginning	1,989	2,588
Ending	$3,607	$1,989

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest paid	$70	$-
Income taxes	253	178

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022 based on the specified criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 26, 2023, as filed with the SEC on March 13, 2023 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Refer to the information under the caption “Executive Compensation” in the Proxy Statement, which information (excluding the information contained under the sub-heading “Pay Versus Performance Table”) is incorporated herein by this reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm for the year ended December 31, 2022 is CliftonLarsonAllen LLP, West Des Moines, IA., PCAOB ID: 655.

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

Exhibit
Number	Description

3.1	- Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on March 12, 2015).
3.2	- Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on March 12, 2015).
4.1	- Description of Securities (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on March 12, 2021).
10.1*	- Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 19, 2012).
10.2*	- Bank Director Stock Purchase Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 30, 2021).
10.3	- Promissory Note and Credit Agreement with Green Belt Bank & Trust (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 15, 2021).
16	- Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed August 12, 2022).
21**	- Subsidiaries of the Company
23**	- Consent of Independent Registered Public Accounting Firm
31.1**	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
104	Cover page Interactive Data File (embedded within the Inline XBRL document)

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

AMES NATIONAL CORPORATION

March 10, 2023	By:	/s/ John P. Nelson
John P. Nelson, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 10, 2023.

/s/ John P. Nelson
John P. Nelson, Chief Executive Officer, President, and Director (Principal Executive Officer)

/s/ John L. Pierschbacher
John L. Pierschbacher, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Jeffery C. Baker
Jeffery C. Baker, Director

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