Form 10-Q
period 2023-03-31
AMES NATIONAL CORP
filed 2023-05-09
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, there were 8,992,167 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$20,493	$20,819
Interest-bearing deposits in financial institutions and federal funds sold	66,693	7,065
Total cash and cash equivalents	87,186	27,884
Interest-bearing time deposits	13,923	14,669
Securities available-for-sale	788,910	786,438
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,328	4,613
Loans receivable, net	1,224,045	1,226,011
Loans held for sale	313	154
Bank premises and equipment, net	20,168	18,895
Accrued income receivable	10,594	11,275
Bank-owned life insurance	3,073	3,054
Deferred income taxes, net	19,250	22,130
Intangible assets, net	1,801	1,931
Goodwill	12,424	12,424
Other assets	4,636	5,448

Total assets	$2,189,651	$2,134,926

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$374,358	$391,576
Interest-bearing checking	650,518	617,379
Savings and money market	629,288	675,031
Time, $250 and over	62,168	42,886
Other time	180,461	171,085
Total deposits	1,896,793	1,897,957

Securities sold under agreements to repurchase	46,202	40,676
Other borrowings	78,550	39,120
Dividends payable	2,428	2,428
Accrued expenses and other liabilities	6,596	5,647
Total liabilities	2,030,569	1,985,828

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,992,167 shares as of March 31, 2023 and December 31, 2022	17,984	17,984
Additional paid-in capital	14,253	14,253
Retained earnings	180,097	179,931
Accumulated other comprehensive (loss)	(53,252)	(63,070)
Total stockholders' equity	159,082	149,098

Total liabilities and stockholders' equity	$2,189,651	$2,134,926

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022

Interest and dividend income:
Loans, including fees	$13,071	$10,644
Securities:
Taxable	3,216	2,588
Tax-exempt	614	674
Other interest and dividend income	295	166
Total interest income	17,196	14,072

Interest expense:
Deposits	4,715	888
Other borrowed funds	812	32
Total interest expense	5,527	920

Net interest income	11,669	13,152

Credit loss expense (benefit)	275	(127)

Net interest income after credit loss expense (benefit)	11,394	13,279

Noninterest income:
Wealth management income	1,165	1,280
Service fees	323	338
Securities gains, net	-	35
Gain on sale of loans held for sale	50	180
Merchant and card fees	414	442
Other noninterest income	302	278
Total noninterest income	2,254	2,553

Noninterest expense:
Salaries and employee benefits	5,970	5,611
Data processing	1,321	1,432
Occupancy expenses, net	810	717
FDIC insurance assessments	170	147
Professional fees	460	474
Business development	359	336
Intangible asset amortization	130	146
New market tax credit projects amortization	192	189
Other operating expenses, net	368	327
Total noninterest expense	9,780	9,379

Income before income taxes	3,868	6,453

Provision for income taxes	671	1,308

Net income	$3,197	$5,145

Basic and diluted earnings per share	$0.36	$0.57

Dividends declared per share	$0.27	$0.27

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2023	2022

Net income	$3,197	$5,145
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	12,885	(45,034)
Plus: reclassification adjustment for (gains) realized in net income	-	(35)
Other comprehensive income (loss), before tax	12,885	(45,069)
Tax (expense) benefit related to other comprehensive income	(3,067)	11,266
Other comprehensive income (loss), net of tax	9,818	(33,803)
Comprehensive income (loss)	$13,015	$(28,658)

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share and per share data)

Three Months Ended March 31, 2023 and 2022

					Accumulated
					Other
					Comprehensive	Total
	Common Stock		Additional Paid-	Retained	Income (Loss),	Stockholders'
	Shares	Amount	in Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2021	9,092,167	$18,184	$16,353	$170,377	$2,864	$207,778
Net income	-	-	-	5,145	-	5,145
Other comprehensive (loss)	-	-	-	-	(33,803)	(33,803)
Cash dividends declared, $0.27 per share	-	-	-	(2,455)	-	(2,455)
Balance, March 31, 2022	9,092,167	$18,184	$16,353	$173,067	$(30,939)	$176,665

Balance, December 31, 2022	8,992,167	$17,984	$14,253	$179,931	$(63,070)	$149,098
Cumulative change in accounting principle	-	-	-	(603)	-	(603)
Net income	-	-	-	3,197	-	3,197
Other comprehensive income	-	-	-	-	9,818	9,818
Cash dividends declared, $0.27 per share	-	-	-	(2,428)	-	(2,428)
Balance, March 31, 2023	8,992,167	$17,984	$14,253	$180,097	$(53,252)	$159,082

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)
Three Months Ended March 31, 2023 and 2022

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,197	$5,145
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit) for loans	212	(127)
Credit loss expense for off-balance sheet credit exposures	63	13
Amortization of securities available-for-sale and loans, net	391	702
Amortization of intangible assets	130	146
Depreciation	290	313
Deferred income taxes	2	77
Securities (gains), net	-	(35)
Increase in cash value of bank-owned life insurance	(19)	(17)
(Gain) on sales of loans held for sale	(50)	(180)
Proceeds from loans held for sale	2,176	9,191
Originations of loans held for sale	(2,285)	(9,011)
Amortization of investment in New Markets Tax Credit projects	192	189
Change in assets and liabilities:
Decrease in accrued income receivable	681	794
Decrease in other assets	629	23
Increase (decrease) in accrued expenses and other liabilities	886	(239)
Net cash provided by operating activities	6,495	6,984

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	746	503
Purchase of securities available-for-sale	(3,744)	(61,423)
Proceeds from sale of securities available-for-sale	-	535
Proceeds from maturities and calls of securities available-for-sale	13,698	22,175
Purchase of FHLB stock	(8,009)	(176)
Proceeds from the redemption of FHLB and FRB stock	9,294	125
Net decrease in loans	1,018	14,451
Purchase of premises and equipment	(1,560)	(532)
Net cash provided by (used in) investing activities	11,443	(24,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(1,164)	81,874
Increase in securities sold under agreements to repurchase	5,526	51
Payments on other borrowings	(75,150)	(3,000)
Proceeds from other borrowings	150,000	-
Net payments on FHLB short-term borrowings	(35,420)	-
Dividends paid	(2,428)	(2,364)
Net cash provided by financing activities	41,364	76,561

Net increase in cash and cash equivalents	59,302	59,203

CASH AND CASH EQUIVALENTS
Beginning	27,884	89,129
Ending	$87,186	$148,332

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)
(in thousands)
Three Months Ended March 31, 2023 and 2022

	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$5,512	$981
Income taxes	-	95

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.         Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared by Ames National Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these interim financial statements be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present the financial results for the interim periods reported. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

Subsequent Events: The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q with the SEC.

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2022 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of March 31, 2023.

Adoption of New Financial Accounting Standard Codification 326 (ASC 326 (CECL)):

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet (OBS) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $603 thousand as of January 1, 2023 for the cumulative effect of adopting ASC 326, which includes deferred taxes of $188 thousand. The transition adjustment includes a $518 thousand increase to the Allowance for Credit Losses on loans and a $273 thousand increase to the Allowance for Credit Losses on OBS Credit Exposures.

The following table illustrates the impact of ASC 326 (amounts in thousands).

	January 1, 2023
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Loans receivable
Allowance for credit losses on loans	$16,215	$15,697	$518

Liabilities:
Accrued expenses and other liabilities
Allowance for credit losses on off-balance sheet credit exposures	$1,071	$798	$273

Available-For-Sale Debt Securities and the Allowance For Credit Losses On Available-For-Sale Debt Securities: Debt securities that we might not hold until maturity are classified as available for sale ("AFS") and are reported at the fair value in the balance sheet. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost and are reflected in results of operation at the time of sale. Interest and dividend income, adjusted by amortization of purchase premium or discount over the estimated life of the security or, in the case of callable securities, through the first call date, using the level yield method, is included in income as earned.

AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For AFS debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes.

Impairment may result from credit deterioration of the issuer or collateral underlying the security. In performing an assessment of whether any decline in fair value is due to a credit loss, all relevant information is considered at the individual security level. For asset-backed securities performance indicators considered related to the underlying assets include default rates, delinquency rates, percentage of nonperforming assets, debt-to-collateral ratios, third-party guarantees, current levels of subordination, vintage, geographic concentration, analyst reports and forecasts, credit ratings and other market data. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis.

If we intend to sell a debt security or more likely than not we will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged against the allowance for credit losses with any incremental impairment reported in earnings.

Accrued interest receivable on AFS debt securities totaled $4.2 million at March 31, 2023 and is excluded from the estimate of credit losses.

Loans Held for Sale: Loans held for sale are stated at the lower of aggregate cost or estimated fair value. Loans are sold on a non-recourse basis with servicing released and gains and losses are recognized based on the difference between sales proceeds and the carrying value of the loan. The Company has had very few experiences of repurchasing loans previously sold into the secondary market. A specific reserve was not considered necessary based on the Company’s historical experience with repurchase activity.

Loans Held For Investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $6.3 million at March 31, 2023 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

The policy for charging off loans is consistent throughout all loan categories. A loan is charged off based on criteria that includes but is not limited to: delinquency status, financial condition of the entire customer credit line and underlying collateral coverage, economic or external conditions that might impact full repayment of the loan, legal issues, overdrafts, and the customer’s willingness to work with the Company.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed against interest income. Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected. A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due. Payment received on nonaccrual loans are applied first to principal. Once principal is recovered, any remaining payments received are applied to interest income.

Allowance for Credit Losses For Loans Held For Investment: Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. Expected credit loss inherent in non-cancelable off-balance-sheet credit exposures is accounted for as a separate liability on the balance sheet. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments which consist of construction real estate, 1 to 4 family residential real estate, multi-family real estate, commercial real estate, agricultural real estate, commercial, agricultural and consumer and other lending. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The key components in this estimation process include the following:

●

An initial forecast period of one year for all portfolio segments and OBS credit exposures. This period reflects management's expectation of losses based on forward-looking economic scenarios over that time.

●	A historical loss forecast period covering the remaining contractual life, adjusted for prepayments, by portfolio segment based on the change in key historical economic variables.

●	A reversion period of 1 year connecting the initial loss forecast to the historical loss forecast based on economic conditions at the measurement date.

The Company primarily utilizes loss rate based undiscounted cash flow (UDCF) methods to estimate credit losses by portfolio segment. The UDCF methods obtain estimated life-time credit losses using the conceptual components described above.

Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.

Credit quality is assessed and monitored by evaluating various attributes and the results of those evaluations are utilized in underwriting new loans and in our process for estimation of expected credit losses. The following provides the credit quality indicators and risk elements that are most relevant and most carefully considered and monitored for each loan portfolio segment.

Construction Real Estate – Construction loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption, vacancy and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may prove to be inaccurate primarily due to unforeseen circumstances beyond the control of the borrower or lender. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. The Company may require guarantees on these loans. The Company’s construction loans are secured primarily by properties located in its primary market area. National unemployment rate is a key economic forecast used in estimating expected credit losses for this segment.

1-4 Family Residential Real Estate – The Company originates 1-4 family real estate loans utilizing credit reports to supplement the underwriting process. The Company’s underwriting standards for 1-4 family loans are generally in accordance with FHLMC and FNMA manual underwriting guidelines. Properties securing 1-4 family real estate loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and have been approved by the Board of Directors. The loan-to-value ratios normally do not exceed 90% without credit enhancements such as mortgage insurance. The Company will lend up to 100% of the lesser of the appraised value or purchase price for conventional 1-4 family real estate loans, provided private mortgage insurance is obtained. The Company’s 1-4 family real estate loans are secured primarily by properties located in its primary market area. The national unemployment rate is a key economic forecast used in estimating expected credit losses for this segment.

Multi-family, Commercial and Agricultural Real Estate – Multi-family, commercial and agricultural real estate loans are subject to underwriting standards and processes similar to commercial and agricultural operating loans, in addition to those unique to real estate loans. These loans are viewed primarily as cash flow loans and, secondarily, as loans secured by real estate. Multi-family, commercial and agricultural real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Loan-to-value generally does not exceed 80% of the cost or value of the assets. Loans are typically subject to interest rate adjustments between five and seven years from origination. Fully amortized monthly repayment terms normally do not exceed twenty-five years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Appraisals on properties securing these loans are generally performed by fee appraisers approved by the Board of Directors. Because payments on multi-family, commercial and agricultural real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Management monitors and evaluates commercial and agricultural real estate loans based on collateral and risk rating criteria. The Company may require guarantees on these loans. The Company’s multi-family, commercial and agricultural real estate loans are secured primarily by properties located in its primary market areas. The national unemployment rate and the national real gross domestic product (GDP) are key economic forecasts used in estimating expected credit losses for the multi-family and commercial real estate segments. The national real GDP is a key economic forecast used in estimating expected credit losses for the agricultural real estate segment.

Commercial and Agricultural – Commercial and agricultural operating loans are underwritten based on the Company’s examination of current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. This underwriting includes the evaluation of cash flows of the borrower, underlying collateral, if applicable, and the borrower’s ability to manage its business activities. The cash flows of borrowers and the collateral securing these loans may fluctuate in value after the initial evaluation. A first priority lien on the general assets of the business normally secures these types of loans. Loan-to-value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Crop and hail insurance is required for most agricultural borrowers. Loans are generally guaranteed by the principal(s). The Company’s commercial and agricultural operating lending is primarily in its primary market area. The national unemployment rate and the national real GDP are key economic forecasts used in estimating expected credit losses for the commercial operating segment. The national real GDP is a key economic forecast used in estimating expected credit losses for the agricultural operating segment.

Consumer and Other – Consumer and other loans utilize credit reports to supplement the underwriting process. The underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. To monitor and manage loan risk, policies and procedures are developed and modified, as needed by management. This activity, coupled with smaller loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, market conditions are reviewed by management on a regular basis. The Iowa real GDP and Iowa retail trade earnings are key economic forecasts used in estimating expected credit losses for this segment.

Determining the Contractual Term: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Credit Loss Measurement: The allowance level is influenced by loan volumes, loan credit quality indicator migration or delinquency status, historic loss experience and other conditions influencing loss expectations, such as reasonable and supportable forecasts of economic conditions. The methodology for estimating the amount of expected credit losses reported in the allowance for credit losses has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.

For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs and deferred loan fees and costs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining a fair value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. Each quarter management reviews all collateral-dependent loans on a loan-by-loan basis to determine whether updated appraisals or evaluations are necessary based on loan performance, collateral type and guarantor support. At times, the Company measures the fair value of collateral-dependent loans using appraisals or evaluations with dates prior to one year from the date of review. Third-party appraisals are obtained from a pre-approved list of independent, third-party, local appraisal firms maintained by the credit underwriting department. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. Generally, appraisals are internally reviewed to ensure the quality of the appraisal and the expertise and independence of the appraiser. Once the expected credit loss amount is determined an allowance is provided for equal to the calculated expected credit loss and included in the allowance for credit losses. If the calculated expected credit loss is determined to be permanent or not recoverable, the amount of expected credit loss will be charged off. Factors considered by management in determining if the expected credit loss is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames, or the loss becomes evident owing to the borrower's lack of assets unless both well-secured and in the process of collection.

In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the allowance for credit losses, we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and purpose. This model calculates an expected loss percentage for each loan class by considering the historical loss rate of similar peers. The loss rate factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, depth, and ability of the lending management and other relevant staff; (5) the volume and severity of past due loans and other similar conditions; (6) the quality of our loan review system and (7) the value of underlying collateral for collateralized loans. Additional factors include the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical loss rates so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reduces, on a straight-line basis over one year, the adjustments so that the model reverts back to the historical loss rates.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures, Including Unfunded Loan Commitments: The Company maintains a separate allowance for credit losses from off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit loss methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. The allowance for credit losses on OBS credit exposures is adjusted as a credit loss expense. Categories of OBS credit exposures correspond to the loan portfolio segments described previously.

New and Pending Accounting Pronouncements:

In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method. The ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements.

2.	Dividends

On February 8, 2023, the Company declared a cash dividend on its common stock, payable on May 15, 2023 to stockholders of record as of May 1, 2023, equal to $0.27 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2023 and 2022 was 8,992,167 and 9,092,167, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

4.	Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2022.

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

Derivative financial instruments and loans receivable:  The Company’s derivative financial instruments and loans receivable consist of interest rate swaps on loans accounted for as fair value hedges. The Company's derivative positions and related loans are classified within Level 2 of the fair value hierarchy and are valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives and loans are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility.

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2023 and December 31, 2022 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2023
Assets
Securities available-for-sale
U.S. government treasuries	$205,513	$205,513	$-	$-
U.S. government agencies	102,649	-	102,649	-
U.S. government mortgage-backed securities	114,126	-	114,126	-
State and political subdivisions	291,860	-	291,860	-
Corporate bonds	74,762	-	74,762	-
Loans receivable	8,596	-	8,596	-
Derivative financial instruments	901	-	901	-

2022
Assets
Securities available-for-sale
U.S. government treasuries	$207,597	$207,597	$-	$-
U.S. government agencies	100,933	-	100,933	-
U.S. government mortgage-backed securities	116,741	-	116,741	-
State and political subdivisions	286,003	-	286,003	-
Corporate bonds	75,164	-	75,164	-
Loans receivable	8,494	-	8,494	-
Derivative financial instruments	1,096	-	1,096	-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2023

Loans receivable	$323	$-	$-	$323

2022

Loans receivable	$304	$-	$-	$304

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	2023
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$323	Evaluation of collateral	Estimation of value	NM*

	2022
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$304	Evaluation of collateral	Estimation of value	NM*

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

		2023		2022
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$87,186	$87,186	$27,884	$27,884
Interest-bearing time deposits	Level 1	13,923	13,388	14,669	14,340
Securities available-for-sale	See previous table	788,910	788,910	786,438	786,438
FHLB and FRB stock	Level 2	3,328	3,328	4,613	4,613
Loans receivable, net	Level 2	1,224,045	1,171,316	1,226,011	1,170,948
Loans held for sale	Level 2	313	313	154	154
Accrued income receivable	Level 1	10,594	10,594	11,275	11,275
Derivative financial instruments	Level 2	901	901	1,096	1,096
Financial liabilities:
Deposits	Level 2	$1,896,793	$1,895,015	$1,897,957	$1,895,473
Securities sold under agreements to repurchase	Level 1	46,202	46,202	40,676	40,676
Other borrowings	Level 2	78,550	77,960	39,120	38,991
Accrued interest payable	Level 1	1,102	1,102	666	666

The methodologies used to determine fair value as of March 31, 2023 did not change from the methodologies described in the December 31, 2022 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of March 31, 2023 and December 31, 2022 are summarized below (in thousands):

2023:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$222,059	$-	$(16,546)	$205,513
U.S. government agencies	110,426	3	(7,780)	102,649
U.S. government mortgage-backed securities	128,941	2	(14,817)	114,126
State and political subdivisions	317,306	141	(25,587)	291,860
Corporate bonds	80,851	3	(6,092)	74,762
	$859,583	$149	$(70,822)	$788,910

2022:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$227,065	$-	$(19,468)	$207,597
U.S. government agencies	110,370	4	(9,441)	100,933
U.S. government mortgage-backed securities	133,205	4	(16,468)	116,741
State and political subdivisions	317,179	27	(31,203)	286,003
Corporate bonds	82,177	7	(7,020)	75,164
	$869,996	$42	$(83,600)	$786,438

The amortized cost and fair value of debt securities available-for-sale as of March 31, 2023, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$49,835	$49,041
Due after one year through five years	411,718	384,474
Due after five years through ten years	256,813	230,655
Due after ten years	12,276	10,614
	$730,642	$674,784
U.S. government mortgage-backed securities	128,941	114,126
Total	$859,583	$788,910

The Company's investment portfolio had an expected duration of 3.96 years as of March 31, 2023.

Securities with a carrying value of $364.0 million and $256.7 million at March 31, 2023 and December 31, 2022, respectively, were pledged on public deposits, securities sold under agreements to repurchase, other borrowings and for other purposes as required or permitted by law.

The proceeds and gains on securities available-for-sale for the three months ended March 31, 2023 and 2022 are summarized below (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Proceeds from sales of securities available-for-sale	$-	$535
Gross realized gains on securities available-for-sale	-	35
Gross realized losses on securities available-for-sale	-	-

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
2023:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$15,058	$(403)	$190,455	$(16,143)	$205,513	$(16,546)
U.S. government agencies	16,815	(341)	85,231	(7,439)	102,046	(7,780)
U.S. government mortgage-backed securities	9,232	(456)	104,381	(14,361)	113,613	(14,817)
State and political subdivisions	65,599	(1,727)	209,541	(23,860)	275,140	(25,587)
Corporate bonds	32,664	(1,313)	39,612	(4,779)	72,276	(6,092)
	$139,368	$(4,240)	$629,220	$(66,582)	$768,588	$(70,822)

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
2022:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$57,882	$(3,960)	$147,215	$(15,508)	$205,097	$(19,468)
U.S. government agencies	61,821	(4,293)	38,492	(5,148)	100,313	(9,441)
U.S. government mortgage-backed securities	45,440	(4,393)	70,854	(12,075)	116,294	(16,468)
State and political subdivisions	181,640	(14,556)	97,907	(16,647)	279,547	(31,203)
Corporate bonds	59,293	(4,281)	13,382	(2,739)	72,675	(7,020)
	$406,076	$(31,483)	$367,850	$(52,117)	$773,926	$(83,600)

Gross unrealized losses on debt securities totaled $70.8 million as of March 31, 2023. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	2023	2022

Real estate - construction	$59,756	$51,253
Real estate - 1 to 4 family residential	286,418	285,107
Real estate - multi-family	193,566	185,784
Real estate - commercial	350,999	353,285
Real estate - agricultural	158,337	159,448
Commercial	82,345	77,265
Agricultural	92,402	113,355
Consumer and other	16,491	16,211
	1,240,314	1,241,708
Less allowance for credit losses	(16,269)	(15,697)
Loans receivable, net	$1,224,045	$1,226,011

On January 1, 2023, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)," and results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Additionally, the Company reclassified its loan categories to breakout multi-family real estate from commercial real estate and all prior periods have been adjusted.

Activity in the allowance for credit losses, on a disaggregated basis, for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31, 2023
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2022	$730	$3,028	$2,493	$4,742	$1,625	$1,153	$1,705	$221	$15,697
Impact of adopting ASC 326	(395)	242	(24)	513	(398)	449	(61)	192	518
Credit loss expense (benefit) [1]	56	17	99	(54)	(9)	183	(88)	8	212
Recoveries of loans charged-off	-	1	-	5	-	3	-	1	10
Loans charged-off	-	-	-	-	-	(4)	(164)	-	(168)
Balance, March 31, 2023	$391	$3,288	$2,568	$5,206	$1,218	$1,784	$1,392	$422	$16,269

(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $63 thousand related to off-balance sheet credit exposures.

	Three Months Ended March 31, 2022
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2021	$675	$2,752	$2,501	$5,905	$1,584	$1,170	$1,836	$198	$16,621
Credit loss expense (benefit)	(30)	150	(68)	(24)	46	(19)	(230)	48	(127)
Recoveries of loans charged-off	-	1	-	-	-	1	-	1	3
Loans charged-off	-	(4)	-	-	-	-	-	(9)	(13)
Balance, March 31, 2022	$645	$2,899	$2,433	$5,881	$1,630	$1,152	$1,606	$238	$16,484

The following table shows the balance in the allowance for credit losses at March 31, 2023, and December 31, 2022, disaggregated on the basis of measurement methodology (in thousands). As of March 31, 2023, loans individually assessed are collateral dependent and in the process of foreclosure or no longer share the same risk characteristics of the other loans in the pool. All other loans are collectively evaluated for losses. Loans individually evaluated were considered impaired at December 31, 2022.

2023		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for credit losses	$-	$22	$-	$-	$-	$-	$81	$16	$119
Collectively evaluated for credit losses	391	3,266	2,568	5,206	1,218	1,784	1,311	406	16,150
Balance March 31, 2023	$391	$3,288	$2,568	$5,206	$1,218	$1,784	$1,392	$422	$16,269

2022		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for credit losses	$-	$10	$-	$-	$-	$-	$68	$17	$95
Collectively evaluated for credit losses	730	3,018	2,493	4,742	1,625	1,153	1,637	204	15,602
Balance December 31, 2022	$730	$3,028	$2,493	$4,742	$1,625	$1,153	$1,705	$221	$15,697

The following table shows the loans receivable balance at March 31, 2023, and December 31, 2022, disaggregated on the basis of measurement methodology (in thousands). As of March 31, 2023, loans individually assessed are collateral dependent and in the process of foreclosure or no longer share the same risk characteristics of the other loans in the pool. All other loans are collectively evaluated for losses. Loans individually evaluated were considered impaired at December 31, 2022.

2023		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for credit losses	$-	$817	$-	$9,176	$494	$188	$752	$16	$11,443
Collectively evaluated for credit losses	59,756	285,601	193,566	341,823	157,843	82,157	91,650	16,475	1,228,871

Balance March 31, 2023	$59,756	$286,418	$193,566	$350,999	$158,337	$82,345	$92,402	$16,491	$1,240,314

2022		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for credit losses	$-	$805	$-	$12,853	$165	$200	$342	$21	$14,386
Collectively evaluated for credit losses	51,253	284,302	185,784	340,432	159,283	77,065	113,013	16,190	1,227,322

Balance December 31, 2022	$51,253	$285,107	$185,784	$353,285	$159,448	$77,265	$113,355	$16,211	$1,241,708

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
March 31, 2023	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	817	-	-	817	22
Real estate - multi-family	-	-	-	-	-
Real estate - commercial	9,176	-	-	9,176	-
Real estate - agricultural	494	-	-	494	-
Commercial	128	3	-	131	-
Agricultural	260	42	450	752	81
Consumer and other	-	-	-	-	-

	$10,875	$45	$450	$11,370	$103

Pre-ASC 326 (CECL) adoption impaired loan information as of December 31, 2022 (in thousands):

	2022
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-
Real estate - 1 to 4 family residential	687	721	-
Real estate - multi-family	-	-	-
Real estate - commercial	12,853	13,578	-
Real estate - agricultural	165	194	-
Commercial	200	249	-
Agricultural	78	88	-
Consumer and other	4	7	-
Total loans with no specific reserve:	13,987	14,837	-

With an allowance recorded:
Real estate - construction	-	-	-
Real estate - 1 to 4 family residential	118	123	10
Real estate - multi-family	-	-	-
Real estate - commercial	-	-	-
Real estate - agricultural	-	-	-
Commercial	-	-	-
Agricultural	264	294	68
Consumer and other	17	19	17
Total loans with specific reserve:	399	436	95

Total
Real estate - construction	-	-	-
Real estate - 1 to 4 family residential	805	844	10
Real estate - multi-family	-	-	-
Real estate - commercial	12,853	13,578	-
Real estate - agricultural	165	194	-
Commercial	200	249	-
Agricultural	342	382	68
Consumer and other	21	26	17

	$14,386	$15,273	$95

Average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2022 (in thousands):

	Three Months Ended
	March 31, 2022
	Average	Interest
	Recorded	Income
	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-
Real estate - 1 to 4 family residential	664	3
Real estate - multi-family	-	-
Real estate - commercial	123	-
Real estate - agricultural	544	-
Commercial	227	4
Agricultural	289	-
Consumer and other	5	-
Total loans with no specific reserve:	1,852	7

With an allowance recorded:
Real estate - construction	-	-
Real estate - 1 to 4 family residential	314	-
Real estate - multi-family	-	-
Real estate - commercial	9,668	-
Real estate - agricultural	-	-
Commercial	70	-
Agricultural	312	-
Consumer and other	21	-
Total loans with specific reserve:	10,385	-

Total
Real estate - construction	-	-
Real estate - 1 to 4 family residential	978	3
Real estate - multi-family	-	-
Real estate - commercial	9,791	-
Real estate - agricultural	544	-
Commercial	297	4
Agricultural	601	-
Consumer and other	26	-

	$12,237	$7

The interest foregone on nonaccrual loans for the three months ended March 31, 2023 and 2022 was approximately $179 thousand and $143 thousand, respectively.

Nonaccrual loans at March 31, 2023 and December 31, 2022 were $11.4 million and $14.7 million, respectively.

The Company made three loan modifications to borrowers experiencing financial difficulty for the three months ended March 31, 2023.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Term Extension
	Amortized Cost Basis at	% of Total Class of
	March 31, 2023	Financing Receivable
Loan Type
Agricultural	$418	0.5%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect

Agricultural	Added a weighted-average 7.7 years to the life of loans, which reduced monthly payment amounts for the borrowers

There were no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three months ended March 31, 2023. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $10.7 million as of December 31, 2022, all of which were included in impaired and nonaccrual loans.

During the three months ended March 31, 2022, the Company did not grant any concessions to borrowers facing financial difficulties.

There were no TDR loans that had payment defaults during the twelve months ended March 31, 2023. The Company considers TDR loans to have payment default when it is past due 60 days or more.

There were no net charge-offs related to TDRs for the three months ended March 31, 2022. No additional specific reserve was provided for the three months ended March 31, 2022.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2023 and December 31, 2022, is as follows (in thousands):

2023		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$66	$305	$371	$59,385	$59,756	$305
Real estate - 1 to 4 family residential	420	-	420	285,998	286,418	-
Real estate - multi-family	1,290	-	1,290	192,276	193,566	-
Real estate - commercial	107	-	107	350,892	350,999	-
Real estate - agricultural	119	-	119	158,218	158,337	-
Commercial	337	-	337	82,008	82,345	-
Agricultural	205	-	205	92,197	92,402	-
Consumer and other	10	-	10	16,481	16,491	-

	$2,554	$305	$2,859	$1,237,455	$1,240,314	$305

2022		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$66	$-	$66	$51,187	$51,253	$-
Real estate - 1 to 4 family residential	944	11	955	284,152	285,107	-
Real estate - multi-family	-	-	-	185,784	185,784	-
Real estate - commercial	2,362	1,399	3,761	349,524	353,285	-
Real estate - agricultural	185	-	185	159,263	159,448	-
Commercial	592	7	599	76,666	77,265	-
Agricultural	218	30	248	113,107	113,355	-
Consumer and other	37	4	41	16,170	16,211	-

	$4,404	$1,451	$5,855	$1,235,853	$1,241,708	$-

Credit Quality Indicators.  As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk ratings of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in our market areas.

The Company utilizes a risk rating matrix to assign risk ratings to each of its loans. Loans are rated on a scale of 1 to 7. A description of the general characteristics of the risk ratings is as follows:

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

The following tables show the risk category of loans by loan category and year of origination as of March 31, 2023 (in thousands):

March 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real estate - construction
Pass	$5,719	$45,660	$1,605	$823	$-	$373	$5,273	$59,453
Watch	-	-	-	222	-	81	-	303
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-	-	-
Total	$5,719	$45,660	$1,605	$1,045	$-	$454	$5,273	$59,756

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$10,438	$88,375	$66,711	$55,200	$9,996	$21,924	$17,476	$270,120
Watch	94	746	11,044	1,593	-	620	72	14,169
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	19	971	-	259	62	-	1,311
Substandard-Impaired	-	118	601	19	-	62	18	818
Total	$10,532	$89,258	$79,327	$56,812	$10,255	$22,668	$17,566	$286,418

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$13,969	$49,639	$49,826	$44,291	$14,330	$734	$1,564	$174,353
Watch	4,038	1,447	8,375	-	-	-	-	13,860
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	1,290	-	2,368	1,695	-	-	5,353
Substandard-Impaired	-	-	-	-	-	-	-	-
Total	$18,007	$52,376	$58,201	$46,659	$16,025	$734	$1,564	$193,566

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$13,527	$72,328	$70,949	$67,757	$20,043	$16,700	$7,129	$268,433
Watch	1,938	3,123	20,485	23,676	6,815	1,141	2,442	59,620
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	10,557	-	2,459	376	396	-	13,788
Substandard-Impaired	9,133	-	25	-	-	-	-	9,158
Total	$24,598	$86,008	$91,459	$93,892	$27,234	$18,237	$9,571	$350,999

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$6,666	$34,187	$33,669	$30,595	$6,540	$28,103	$1,687	$141,447
Watch	-	1,477	5,637	4,270	268	1,469	-	13,121
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	1,413	363	1,829	-	-	-	3,605
Substandard-Impaired	-	-	164	-	-	-	-	164
Total	$6,666	$37,077	$39,833	$36,694	$6,808	$29,572	$1,687	$158,337

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial
Pass	$14,768	$15,628	$13,152	$3,775	$3,557	$1,881	$22,255	$75,016
Watch	23	552	1,149	570	121	178	2,707	5,300
Special Mention	-	-	-	111	-	-	-	111
Substandard	-	71	-	471	-	-	1,188	1,730
Substandard-Impaired	51	57	3	-	-	77	-	188
Total	$14,842	$16,308	$14,304	$4,927	$3,678	$2,136	$26,150	$82,345

Current-period gross writeoffs	$-	$-	$-	$-	$-	$4	$-	$4

Agricultural
Pass	$8,790	$12,970	$6,844	$3,750	$597	$1,028	$52,403	$86,382
Watch	1,881	580	16	30	82	16	2,640	5,245
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	310	53	-	-	-	363
Substandard-Impaired	117	21	274	-	-	-	-	412
Total	$10,788	$13,571	$7,444	$3,833	$679	$1,044	$55,043	$92,402

Current-period gross writeoffs	$-	$74	$90	$-	$-	$-	$-	$164

Consumer and other
Pass	$2,146	$5,703	$4,268	$2,520	$777	$993	$36	$16,443
Watch	-	1	-	-	-	-	-	1
Special Mention	-	-	-	-	-	-	-	-
Substandard	31	-	-	-	-	-	-	31
Substandard-Impaired	-	-	-	16	-	-	-	16
Total	$2,177	$5,704	$4,268	$2,536	$777	$993	$36	$16,491

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Total loans
Pass	$76,023	$324,490	$247,024	$208,711	$55,840	$71,736	$107,823	$1,091,647
Watch	7,974	7,926	46,706	30,361	7,286	3,505	7,861	111,619
Special Mention	-	-	-	111	-	-	-	111
Substandard	31	13,350	1,644	7,180	2,330	458	1,188	26,181
Substandard-Impaired	9,301	196	1,067	35	-	139	18	10,756
Total	$93,329	$345,962	$296,441	$246,398	$65,456	$75,838	$116,890	$1,240,314

Current-period gross writeoffs	$-	$74	$90	$-	$-	$4	$-	$168

The credit risk profile by internally assigned grade, on a disaggregated basis, as of December 31, 2022 is as follows (in thousands):

December 31, 2022	Construction	Multi-family	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$51,253	$174,048	$264,898	$136,043	$69,872	$98,415	$794,529
Watch	-	9,344	62,076	18,324	5,392	14,146	109,282
Special Mention	-	-	-	-	116	-	116
Substandard	-	2,392	13,458	4,916	1,685	452	22,903
Substandard-Impaired	-	-	12,853	165	200	342	13,560

	$51,253	$185,784	$353,285	$159,448	$77,265	$113,355	$940,390

The credit risk profile based on payment activity, on a disaggregated basis, as of December 31, 2022 is as follows (in thousands):

December 31, 2022	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$284,302	$16,190	$300,492
Non-performing	805	21	826

	$285,107	$16,211	$301,318

8.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at March 31, 2023 and December 31, 2022 (in thousands):

	2023		2022
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$4,654	$6,411	$4,539
Customer list	535	491	535	476

Total	$6,946	$5,145	$6,946	$5,015

The weighted average remaining life of the intangible assets is approximately 3 years as of March 31, 2023 and December 31, 2022.

The following sets forth the activity related to the intangible assets for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022

Beginning intangible assets, net	$1,931	$2,505
Amortization	(130)	(146)

Ending intangible assets, net	$1,801	$2,359

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2023	372
2024	337
2025	301
2026	268
2027	240
2028	190
After	93

Total	$1,801

9.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of March 31, 2023 and December 31, 2022 (in thousands):

	2023	2022
Securities sold under agreements to repurchase:
U.S. government treasuries	$14,506	$12,555
U.S. government agencies	39,229	39,226
U.S. government mortgage-backed securities	8,801	9,133

Total pledged collateral	$62,536	$60,914

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

10.	Borrowings

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. Interest is payable quarterly over four years. Required principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35% and the outstanding balance as of March 31, 2023 and December 31, 2022 was $3.55 million and $3.7 million, respectively. The note is secured by property in West Des Moines, Iowa.

The Company had no short-term FHLB advances as of March 31, 2023 and $35.4 million of short-term FHLB advances as of December 31, 2022.

The Federal Reserve Board created a new Bank Term Funding Program (BTFP), offering loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The BTFP allows for borrowing from the Federal Reserve Bank up to the par value of the pledged collateral. The Company had $75 million borrowed under the BTFP as of March 31, 2023.

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

The Company was required to pledge $0.9 million and $1.0 million of securities as collateral for these fair value hedges at March 31, 2023, and December 31, 2022, respectively.

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at March 31, 2023, and December 31, 2022 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2023
Interest rate swaps	$9,218	$901	Other assets
December 31, 2022
Interest rate swaps	$9,314	$1,096	Other assets

12.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since December 31, 2022 is due primarily to the decrease in the unrealized losses on investment securities.

13.	Commitments, Contingencies and Concentrations of Credit Risk

On June 9, 2022, the Company entered into a commitment with a contractor to remodel a branch in Ames, Iowa for $4.0 million. There was $1.7 million remaining on the commitment as of March 31, 2023.

14.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of March 31, 2023.

The Company and the Banks’ capital amounts and ratios as of March 31, 2023 and December 31, 2022 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2023:
Total capital (to risk- weighted assets):
Consolidated	$216,793	14.2%	$159,936	10.50%	N/A	N/A
Boone Bank & Trust	16,084	13.6	12,447	10.50	11,854	10.0%
First National Bank	111,512	14.0	83,696	10.50	79,710	10.0
Iowa State Savings Bank	25,922	16.6	16,379	10.50	15,599	10.0
Reliance State Bank	28,417	13.0	22,963	10.50	21,870	10.0
State Bank & Trust	22,211	15.1	15,394	10.50	14,661	10.0
United Bank & Trust	12,828	15.2	8,860	10.50	8,438	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$199,391	13.1%	$129,472	8.50%	N/A	N/A
Boone Bank & Trust	15,224	12.8	10,076	8.50	9,483	8.0%
First National Bank	102,228	12.8	67,754	8.50	63,768	8.0
Iowa State Savings Bank	24,047	15.4	13,259	8.50	12,479	8.0
Reliance State Bank	25,815	11.8	18,589	8.50	17,496	8.0
State Bank & Trust	20,510	14.0	12,462	8.50	11,729	8.0
United Bank & Trust	11,789	14.0	7,172	8.50	6,750	8.0

Tier 1 capital (to average- assets):
Consolidated	$199,391	9.1%	$87,463	4.00%	N/A	N/A
Boone Bank & Trust	15,224	9.3	6,556	4.00	8,195	5.0%
First National Bank	102,228	8.9	45,860	4.00	57,325	5.0
Iowa State Savings Bank	24,047	9.2	10,443	4.00	13,054	5.0
Reliance State Bank	25,815	8.6	12,021	4.00	15,026	5.0
State Bank & Trust	20,510	9.1	9,014	4.00	11,268	5.0
United Bank & Trust	11,789	9.0	5,249	4.00	6,561	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$199,391	13.1%	$106,624	7.00%	N/A	N/A
Boone Bank & Trust	15,224	12.8	8,298	7.00	7,705	6.5%
First National Bank	102,228	12.8	55,797	7.00	51,812	6.5
Iowa State Savings Bank	24,047	15.4	10,919	7.00	10,139	6.5
Reliance State Bank	25,815	11.8	15,309	7.00	14,215	6.5
State Bank & Trust	20,510	14.0	10,263	7.00	9,530	6.5
United Bank & Trust	11,789	14.0	5,906	7.00	5,485	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2022:
Total capital (to risk- weighted assets):
Consolidated	$215,799	14.1%	$160,370	10.50%	N/A	N/A
Boone Bank & Trust	15,962	12.9	12,984	10.50	12,366	10.0%
First National Bank	110,887	14.2	82,089	10.50	78,180	10.0
Iowa State Savings Bank	25,398	15.5	17,210	10.50	16,390	10.0
Reliance State Bank	28,385	12.4	24,103	10.50	22,955	10.0
State Bank & Trust	22,011	14.7	15,716	10.50	14,968	10.0
United Bank & Trust	12,633	15.1	8,759	10.50	8,342	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$199,069	13.0%	$129,823	8.50%	N/A	N/A
Boone Bank & Trust	14,990	12.1	10,511	8.50	9,893	8.0%
First National Bank	101,976	13.0	66,453	8.50	62,544	8.0
Iowa State Savings Bank	24,113	14.7	13,932	8.50	13,112	8.0
Reliance State Bank	25,647	11.2	19,512	8.50	18,364	8.0
State Bank & Trust	20,392	13.6	12,723	8.50	11,974	8.0
United Bank & Trust	11,677	14.0	7,090	8.50	6,673	8.0

Tier 1 capital (to average- assets):
Consolidated	$199,069	9.1%	$87,392	4.00%	N/A	N/A
Boone Bank & Trust	14,990	8.7	6,868	4.00	8,585	5.0%
First National Bank	101,976	8.9	45,582	4.00	56,978	5.0
Iowa State Savings Bank	24,113	9.3	10,423	4.00	13,029	5.0
Reliance State Bank	25,647	8.5	12,001	4.00	15,001	5.0
State Bank & Trust	20,392	9.1	8,932	4.00	11,165	5.0
United Bank & Trust	11,677	8.9	5,274	4.00	6,592	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$199,069	13.0%	$106,913	7.00%	N/A	N/A
Boone Bank & Trust	14,990	12.1	8,656	7.00	8,038	6.5%
First National Bank	101,976	13.0	54,726	7.00	50,817	6.5
Iowa State Savings Bank	24,113	14.7	11,473	7.00	10,654	6.5
Reliance State Bank	25,647	11.2	16,069	7.00	14,921	6.5
State Bank & Trust	20,392	13.6	10,477	7.00	9,729	6.5
United Bank & Trust	11,677	14.0	5,839	7.00	5,422	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At March 31, 2023, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs twenty-one individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 244 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $3.2 million, or $0.36 per share, for the three months ended March 31, 2023, compared to net income of $5.1 million, or $0.57 per share, for the three months ended March 30, 2022. The decrease in earnings is primarily the result of higher interest expense on deposits and other borrowed funds, offset in part by an increase in interest income on loans and taxable securities. The higher interest expense on deposits is due to an increase in market rates. Since March 1, 2022, The Federal Open Market Committee has increased its target for the federal funds interest rate by 4.75%. The increase in interest income on loans and taxable securities was primarily due to higher rates and growth in the loan and investment portfolios.

Net loan charge-offs totaled $158 thousand for the three months ended March 31, 2023 compared to net loan charge-offs of $10 thousand for the three months ended March 31, 2022. A credit loss expense of $212 thousand was recognized for the three months ended March 31, 2023 as compared to a credit loss benefit of ($127) thousand for the three months ended March 31, 2022. The credit loss expense in 2023 was primarily due to a charge-off in the agriculture loan portfolio. The credit loss benefit in the first quarter of 2022 was primarily due to a decline in loans outstanding from December 31, 2021.

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

Challenges

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges. These challenges are addressed in the Company’s most recent Annual Report on Form 10-K filed on March 10, 2023.

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 4,258 community banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months
	Ended	Years Ended December 31,
	March, 31,
	2023	2022		2021
	Company	Company	Industry*	Company	Industry*

Return on assets	0.60%	0.90%	1.15%	1.15%	1.25%

Return on equity	8.36%	11.43%	12.01%	11.43%	11.61%

Net interest margin	2.23%	2.55%	3.45%	2.83%	3.27%

Efficiency ratio	70.70%	61.41%	61.36%	55.04%	61.42%

Capital ratio	7.21%	7.90%	10.51%	10.04%	10.16%

*Latest available data

Key performances indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 0.60% and 0.96% for the three months ended March 31, 2023 and 2022, respectively. This ratio decrease was primarily the result of lower net income.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 8.36% and 10.28% for the three months ended March 31, 2023 and 2022, respectively. This ratio decrease was primarily the result of lower net income.

●	Net Interest Margin

The net interest margin for the three months ended March 31, 2023 and 2022 was 2.23% and 2.55%, respectively. The ratio is calculated by dividing tax equivalent net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 70.70% and 59.72% for the three months ended March 31, 2023 and 2022, respectively. The efficiency ratio has increased compared to the same quarter last year primarily due to a reduction in net interest income and an increase in noninterest expense.

●	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets.  It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 7.21% as of March 31, 2023 is lower than the industry average of 10.51% as of December 31, 2022. All of the Company’s six affiliate banks are considered well-capitalized as defined by federal capital regulations. For further information on the regulatory capital, see Note 14 – Regulatory Matters in the notes to the financial statements of this Form 10-Q.

Critical Accounting Policies

The discussion contained in this Item 2 and other disclosures included within this report are based, in part, on the Company’s audited December 31, 2022 consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” accompanying the Company’s audited financial statements. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified the allowance for credit losses, the assessment of fair value for investment securities and the assessment of goodwill impairment to be the Company’s most critical accounting policies.

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the allowance for credit losses use the current expected credit loss (CECL) methodology. The following is a discussion of the methodologies used by the Company both pre- and post-adoption of ASC 326.

Post-ASC 326 CECL Adoption:

The allowance for credit losses for loans represents management's estimate of all expected credit losses over the expected contractual life of our existing loan portfolio. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods.

We employ a disciplined process and methodology to establish our allowance for credit losses that has two basic components: first, an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans; and second, a pooled component for estimated expected credit losses for pools of loans that share similar risk characteristics.

Based upon this methodology, management establishes an asset-specific allowance for loans that do not share risk characteristics with other loans based on the amount of expected credit losses calculated on those loans and charges off amounts determined to be uncollectible. Factors we consider in measuring the extent of expected credit loss include payment status, collateral value, borrower financial condition, guarantor support and the probability of collecting scheduled principal and interest payments when due.

When a loan does not share risk characteristics with other loans, we measure expected credit loss as the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan's effective interest rate except that, for collateral dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. In accordance with our appraisal policy, the fair value of collateral-dependent loans is based upon independent third-party appraisals or evaluations. If its determined that market conditions, changes to the property, changes in intended use of the property or other factors indicate that an appraisal or evaluation is no longer reliable, we require a validation of the appraisal or evaluation to assess whether a change in collateral value requires an additional adjustment to carrying value. If the appraisal or evaluation cannot be validated, a new appraisal or evaluation will be obtained. When we receive an updated appraisal or evaluation, management reassesses the need for adjustments to the loan's expected credit loss measurements and, where appropriate, records an adjustment. If the calculated expected credit loss is determined to be permanent, fixed or nonrecoverable, the credit loss portion of the loan will be charged off against the allowance for credit losses. Loans designated having significantly increased credit risk are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status.

In estimating the component of the allowance for credit losses for loans that share common risk characteristics, loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. Credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and purpose. This model calculates an expected life-of-loan loss percentage for each loan category by using historical loss rate analysis for all loan pools.

The component of the allowance for credit losses for loans that share common risk characteristics also considers factors for each loan class to adjust for differences between the historical period used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio related to:

●	Lending policies and procedures, including changes in underwriting standards and collections;
●	International, national, regional and local economic conditions;
●	The nature and volume of the portfolio and terms of loans;
●	The experience, depth, and ability of lending management;
●	The volume and severity of past due loans and other similar conditions;
●	The quality of the organization’s loan review system;
●	The value of underlying collateral for collateral-dependent loans;
●	The existence and effect of any concentrations of credit and changes in the levels of such concentrations; and
●	The effect of other external factors such as competition, legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

Such factors are used to adjust the historical loss rates so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the bank reduces, on a straight-line basis over one year, the adjustments so that the model reverts back to the historical loss rates.

The expense for credit loss recorded through earnings is the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

The allowance for credit losses for loans, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. For further information on the allowance for credit losses for loans, see Note 1 - Summary of Significant Accounting Policies and Note 7 - Loans Receivable and Credit Disclosures in the notes to the financial statements of this Form 10-Q.

Pre-ASC 326 CECL Adoption:

The allowance for credit losses is established through a credit loss expense that is treated as an expense which would be charged against earnings. Loans are charged against the allowance for credit losses when management believes that collectability of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem loans. On a quarterly basis, management reviews the appropriate level for the allowance for credit losses, incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include various considerations regarding the general economic environment in the Company’s market area. To the extent actual results differ from forecasts and management’s judgment, the allowance for credit losses may be greater or lesser than future charge-offs. Due to potential changes in conditions, including economic disruption, high inflation levels, and rising interest rates, it is at least reasonably possible that changes in estimates will occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

For further discussion concerning the allowance for credit losses and the process of establishing specific reserves, see the section of the Annual Report on Form 10-K entitled “Asset Quality Review and Credit Risk Management” and “Analysis of the Allowance for Loan Losses”.

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

Declines in the fair value of available-for-sale securities below their cost are evaluated for credit losses and reflected in earnings as a credit loss expense. In estimating credit losses, management considers (1) the intent to sell the investment securities and the more likely than not requirement that the Company will be required to sell the investment securities prior to recovery and (2) the financial condition and near-term prospects of the issuer. Due to potential changes in conditions, including economic disruption, high inflation levels, and rising interest rates, it is at least reasonably possible that changes in management’s assessment of credit losses may occur in the near term and that such changes could be material to the amounts reported in the Company’s financial statements.

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At March 31, 2023, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. The effects of economic disruption, high inflation levels, and rising interest rates may negatively impact our net income, fair value and correspondingly goodwill. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

	Three Months Ended March 31,
	2023	2022
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$11,669	$13,152
Tax-equivalent adjustment (1)	163	180
Net interest income on an FTE basis (non-GAAP)	11,832	13,332
Average interest-earning assets	$2,120,520	$2,090,628
Net interest margin on an FTE basis (non-GAAP)	2.23%	2.55%

	Three Months Ended March 31,
	2023	2022
Reconciliation of net interest income and annualized net interest spread on an FTE basis to GAAP:
Net interest income (GAAP)	$11,669	$13,152
Tax-equivalent adjustment (1)	163	180
Net interest income on an FTE basis (non-GAAP)	11,832	13,332
Average assets	$2,121,205	$2,144,981
Net interest spread on an FTE basis (non-GAAP)	2.23%	2.49%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended March 31, 2023 and 2022

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2023 and 2022:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2023			2022

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$76,671	$974	5.08%	$70,847	$876	4.95%
Agricultural	90,223	1,382	6.13%	95,526	925	3.87%
Real estate	1,037,501	10,542	4.06%	957,869	8,683	3.63%
Consumer and other	16,179	173	4.28%	16,136	160	3.97%

Total loans (including fees)	1,220,574	13,071	4.28%	1,140,378	10,644	3.73%

Investment securities
Taxable	743,137	3,216	1.73%	699,709	2,588	1.48%
Tax-exempt (2)	126,230	777	2.46%	140,569	854	2.43%
Total investment securities	869,367	3,993	1.84%	840,278	3,442	1.64%

Interest-bearing deposits with banks and federal funds sold	30,579	295	3.86%	109,972	166	0.60%

Total interest-earning assets	2,120,520	$17,359	3.27%	2,090,628	$14,252	2.73%

Noninterest-earning assets	685			54,353

TOTAL ASSETS	$2,121,205			$2,144,981

(1) Average loan balances include nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2023			2022

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,259,286	$3,523	1.12%	$1,286,431	$490	0.15%
Time deposits	231,693	1,192	2.06%	213,427	398	0.75%
Total deposits	1,490,979	4,715	1.26%	1,499,858	888	0.24%
Other borrowed funds	85,119	812	3.82%	39,495	32	0.32%

Total interest-bearing liabilities	1,576,098	5,527	1.40%	1,539,353	920	0.24%

Noninterest-bearing liabilities
Noninterest-bearing checking	382,312			396,894
Other liabilities	9,847			8,563

Stockholders' equity	152,948			200,171

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,121,205			$2,144,981

Net interest income (FTE)(3)		$11,832	2.23%		$13,332	2.55%

Spread Analysis (FTE)
Interest income/average assets	$17,359	3.27%		$14,252	2.66%
Interest expense/average assets	$5,527	1.04%		$920	0.17%
Net interest income/average assets	$11,832	2.23%		$13,332	2.49%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended March 31, 2023 and 2022, the Company's net interest margin adjusted for tax exempt income was 2.23% and 2.55%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2023 totaled $11.7 million compared to $13.2 million for the three months ended March 31, 2022.

For the three months ended March 31, 2023, interest income increased $3.1 million, or 22%, when compared to the same period in 2022. The increase is primarily due to higher average rates and growth in the loan and investment portfolios.

Interest expense increased $4.6 million, or 500%, for the three months ended March 31, 2023 when compared to the same period in 2022. The higher interest expense for the period is primarily due to an increase in market rates on deposits. Since March 1, 2022, the Federal Open Market Committee has increased its target for the federal funds interest rate by 4.75%.

Credit Loss Expense (Benefit)

A credit loss expense of $212 thousand was recognized for the three months ended March 31, 2023 as compared to a credit loss benefit of ($127) thousand for the three months ended March 31, 2022. Net loan charge-offs totaled $158 thousand for the three months ended March 31, 2023 compared to net loan charge-offs of $10 thousand for the three months ended March 31, 2022. The credit loss expense in 2023 was primarily due to a charge-off in the agriculture loan portfolio. The credit loss benefit in 2022 was primarily due to a decline in loans outstanding from December 31, 2021.

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2023 totaled $2.3 million compared to $2.6 million for the three months ended March 31, 2022, a decrease of 12%. The decrease in noninterest income was primarily due to fewer gains on sale of residential loans held for sale as refinancing volume has slowed and a decrease in wealth management income as a decline in the market values of investments negatively impacts wealth management income.

Noninterest expense for the three months ended March 31, 2023 totaled $9.8 million compared to $9.4 million recorded for the three months ended March 31, 2022, an increase of 5%. The increase is primarily due to normal increases in salaries and employee benefits. The efficiency ratio was 70.7% for the first quarter of 2023 as compared to 59.7% in the first quarter of 2022.

Income Taxes

Income tax expense for the three months ended March 31, 2023 totaled $671 thousand compared to $1.3 million recorded for the three months ended March 31, 2022. The effective tax rate was 17% and 20% for the three months ended March 31, 2023 and 2022, respectively. The lower than expected tax rate in 2023 and 2022 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Balance Sheet Review

As of March 31, 2023, total assets were $2.19 billion, a $54.7 million increase compared to December 31, 2022. This increase in assets is primarily due to an increase in interest-bearing deposits in financial institutions and federal funds sold, funded by an increase in other borrowings.

Investment Portfolio

The investment portfolio totaled $788.9 million as of March 31, 2023, an increase of $2.5 million from the December 31, 2022 balance of $786.4 million. The increase in securities available-for-sale is primarily due to a decline in unrealized losses and offset in part by maturities of investments.

On a quarterly basis, the investment portfolio is reviewed for credit losses. As of March 31, 2023, gross unrealized losses of $70.8 million, are due to the interest rate environment and other general economic factors. Certain bonds in the investment portfolio may incur credit losses and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not have an allowance for credit losses on these investments as of March 31, 2023.

At March 31, 2023, the Company’s investment securities portfolio included securities issued by 295 government municipalities and agencies located within 30 states with a fair value of $291.9 million. At December 31, 2022, the Company’s investment securities portfolio included securities issued by 289 government municipalities and agencies located within 30 states with a fair value of $286.0 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Storm Lake, Iowa, general obligation bonds with a fair value of $5.4 million (approximately 1.9% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of March 31, 2023; the bonds are repayable from the levy of continuing annual tax on all the taxable property within the territory of the city of Storm Lake.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of March 31, 2023 and December 31, 2022 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2023		2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$66,653	$62,369	$66,168	$60,884
Texas	29,713	26,756	29,750	26,241
Nebraska	20,164	17,339	20,165	16,845
Oregon	11,034	10,238	11,049	10,079
Washington	10,885	10,041	10,911	9,898
Other (2023: 16 states; 2022: 16 states)	41,823	38,446	42,028	37,804

Total general obligation bonds	$180,272	$165,189	$180,071	$161,751

Revenue bonds:
Iowa	$57,560	$54,696	$57,330	$53,649
Texas	14,817	12,999	14,824	12,680
Nebraska	9,777	8,475	9,777	8,265
Other (2023: 23 states; 2022: 23 states)	54,880	50,501	55,177	49,658

Total revenue bonds	$137,034	$126,671	$137,108	$124,252

Total obligations of states and political subdivisions	$317,306	$291,860	$317,179	$286,003

As of March 31, 2023 and December 31, 2022, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 5 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2023		2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$32,033	$29,848	$31,768	$28,917
Water	21,724	20,190	21,754	19,792
College and universities, primarily dormitory revenues	19,527	17,692	19,550	17,368
Sewer	13,326	11,839	13,333	11,592
Leases	10,872	10,126	10,863	9,929
Other	39,552	36,976	39,840	36,654

Total revenue bonds by revenue source	$137,034	$126,671	$137,108	$124,252

Loan Portfolio

The loan portfolio, net of the allowance for credit losses, totaled $1.22 billion and $1.23 billion as of March 31, 2023 and December 31, 2022, respectively. The decrease was primarily due to a decrease in agricultural operating loans, offset in part by an increase in construction real estate, multi-family real estate and commercial operating loans.

Deposits

Deposits totaled $1.90 billion as of March 31, 2023 and December 31, 2022.  The decrease in noninterest-bearing checking and savings and money market accounts was offset by increases in interest-bearing checking and time deposits as customers moved to higher yielding accounts.  Estimated uninsured deposits represented approximately 18% of total deposits as of March 31, 2023. Deposit balances fluctuate as customers’ liquidity needs vary at any given time and could be impacted by prevailing market interest rates, competition, and economic conditions.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2022.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which totaled $1.22 billion and $1.23 billion as of March 31, 2023 and December 31, 2022, respectively. Net loans comprise 56% of total assets as of March 31, 2023. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.95% at March 31, 2023, as compared to 1.19% at December 31, 2022. The Company’s level of problem loans as a percentage of total loans at March 31, 2023 of 0.95% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of December 31, 2022, of 0.33%, most recent available.

Substandard-Impaired loans totaled $10.8 million as of March 31, 2023 and have decreased $3.6 million as compared to the impaired loans of $14.4 million as of December 31, 2022. The decrease is primarily due to payments received during the year.

A loan is considered Substandard-Impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The Company applies its normal loan review procedures to identify loans that should be evaluated for impairment.

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of March 31, 2023, nonaccrual loans totaled $11.4 million and there were $305 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $14.7 million and no loans past due 90 days and still accruing as of December 31, 2022. The decrease in nonaccrual loans is primarily due to payments received during the year. There was no real estate owned as of March 31, 2023 and December 31, 2022.

The watch and special mention loans classified as agricultural real estate and operating totaled $18.4 million as of March 31, 2023 as compared to $32.5 million as of December 31, 2022. The substandard and impaired loans in these categories totaled $4.5 million and $5.9 million as of March 31, 2023 and December 31, 2022, respectively.

The watch and special mention loans classified as commercial real estate totaled $59.6 million as of March 31, 2023 as compared to $62.1 million as of December 31, 2022. The substandard and impaired commercial real estate loans totaled $22.9 million and $26.3 million as of March 31, 2023 and December 31, 2022, respectively. The decrease in substandard and impaired commercial real estate loans is primarily due to payments received during the year.

The allowance for credit losses as a percentage of outstanding loans as of March 31, 2023 was 1.31%, as compared to 1.26% at December 31, 2022. The allowance for credit losses totaled $16.3 million and $15.7 million as of March 31, 2023 and December 31, 2022, respectively. The increase in the allowance for credit losses is mainly due to the implementation of ASC 326.

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

As of March 31, 2023, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of March 31, 2023 and December 31, 2022 totaled $87.2 million and $27.9 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of March 31, 2023 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $314.4 million, with no outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $102.2 million, with no outstanding federal fund purchase balances as of March 31, 2023. The Company had securities sold under agreements to repurchase totaling $46.2 million as of March 31, 2023.

The Federal Reserve Board created a new Bank Term Funding Program (BTFP), offering loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral.  The BTFP allows for borrowing from the Federal Reserve Bank up to the par value of the pledged collateral and will provide an additional source of liquidity.  The Company had $75 million borrowed under the BTFP as of March 31, 2023.  The Company utilized the BTFP due to favorable lending terms as compared to other borrowings.

Total investments as of March 31, 2023 were $788.9 million compared to $786.4 million as of December 31, 2022. These investments provide the Company with liquidity since all of the investments are classified as available-for-sale as of March 31, 2023.  The Company has $439.1 million of unpledged securities available-for-sale and interest-bearing deposits as of March 31, 2023.  The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2023 totaled $6.5 million compared to $7.0 million for the three months ended March 31, 2022. The decrease of $489 thousand in cash provided by operating activities was primarily due to lower net income and fewer net proceeds from loans held for sale.

Net cash provided by (used in) investing activities for the three months ended March 31, 2023 was $11.4 million compared to ($24.3) million for the three months ended March 31, 2022. The increase of $35.8 million in cash provided by investing activities was primarily due to fewer purchases of investments.

Net cash provided by financing activities for the three months ended March 31, 2023 totaled $41.4 million compared to $76.6 million for the three months ended March 31, 2022. The decrease in cash provided by financing activities of $35.2 million was primarily due to a decrease in the change in deposits between periods. As of March 31, 2023, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $2.3 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $2.9 million as of March 31, 2023.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

On June 9, 2022, the Company entered into a commitment with a contractor to remodel a branch in Ames, Iowa for $4.0 million. The Company has $1.7 million of the commitment remaining at March 31, 2023. No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of March 31, 2023 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2023 totaled $159.1 million and was $10.0 million more than the $149.1 million recorded as of December 31, 2022. The increase in stockholders’ equity was primarily the result of a decrease in unrealized losses on the investment portfolio and the retention of net income in excess of dividends. At March 31, 2023 and December 31, 2022, stockholders’ equity as a percentage of total assets was 7.3% and 7.0%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of March 31, 2023. Unrealized losses on the investment portfolio are excluded from regulatory capital.

Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this Quarterly Report, including forward-looking statements concerning the Company’s financial performance and asset quality.  Forward-looking statements contained in this Quarterly Report are not historical facts and are based on management’s current beliefs, assumptions, predictions and expectations of future events, including the Company’s future performance, taking into account all information currently available to management.  These beliefs, assumptions, predictions and expectations are subject to numerous risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to management and many of which are beyond management’s control.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements.  Accordingly, investors are cautioned not to place undue reliance on such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “forecasts”, “continuing,” “ongoing,” “expects,” “views,” “intends” and similar words or phrases. The risks and uncertainties that may affect the Company’s future performance and asset quality include, but are not limited to, the following:  the impact of inflation and rising interest rates on national, regional and local economies in general and on the Company’s customers in particular; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for credit losses resulting from new market conditions or regulatory requirements; fiscal and monetary policies of the U.S. government; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; and other risks and uncertainties inherent in the Company’s business, including those discussed under the headings Forward-Looking Statements and Business Risks” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2022.  Any forward-looking statements are qualified in their entirety by the foregoing risks and uncertainties and speak only as of the date on which such statements are made. The Company undertakes no obligation to revise or update such forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

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

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the SEC on March 10, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2022, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of March 31, 2023, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2023.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2023 to January 31, 2023	-	$-	-	100,000

February 1, 2023 to February 28, 2023	-	$-	-	100,000

March 1, 2023 to March 31, 2023	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: May 9, 2023	By:	/s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ John L. Pierschbacher

John L. Pierschbacher, Chief Financial Officer (Principal Financial and Accounting Officer)