Form 10-Q
period 2023-06-30
AMES NATIONAL CORP
filed 2023-08-08
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 8,992,167 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$22,045	$20,819
Interest-bearing deposits in financial institutions and federal funds sold	71,254	7,065
Total cash and cash equivalents	93,299	27,884
Interest-bearing time deposits	11,114	14,669
Securities available-for-sale	758,520	786,438
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	4,007	4,613
Loans receivable, net	1,232,772	1,226,011
Loans held for sale	652	154
Bank premises and equipment, net	20,877	18,895
Accrued income receivable	10,560	11,275
Bank-owned life insurance	3,092	3,054
Deferred income taxes, net	20,411	22,130
Intangible assets, net	1,673	1,931
Goodwill	12,424	12,424
Other assets	4,860	5,448

Total assets	$2,174,261	$2,134,926

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$390,382	$391,576
Interest-bearing checking	608,825	617,379
Savings and money market	608,000	675,031
Time, $250 and over	67,382	42,886
Other time	188,688	171,085
Total deposits	1,863,277	1,897,957

Securities sold under agreements to repurchase	48,081	40,676
Other borrowings	97,400	39,120
Dividends payable	2,428	2,428
Accrued interest payable	2,334	666
Accrued expenses and other liabilities	5,312	4,981
Total liabilities	2,018,832	1,985,828

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,992,167 shares as of June 30, 2023 and December 31, 2022	17,984	17,984
Additional paid-in capital	14,253	14,253
Retained earnings	180,228	179,931
Accumulated other comprehensive (loss)	(57,036)	(63,070)
Total stockholders' equity	155,429	149,098

Total liabilities and stockholders' equity	$2,174,261	$2,134,926

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Interest and dividend income:
Loans, including fees	$14,001	$10,897	$27,072	$21,541
Securities:
Taxable	3,188	3,047	6,404	5,635
Tax-exempt	585	675	1,199	1,349
Other interest and dividend income	713	259	1,008	425
Total interest income	18,487	14,878	35,683	28,950

Interest expense:
Deposits	5,981	1,186	10,696	2,074
Other borrowed funds	1,204	56	2,016	88
Total interest expense	7,185	1,242	12,712	2,162

Net interest income	11,302	13,636	22,971	26,788

Credit loss expense (benefit)	33	(59)	308	(186)

Net interest income after credit loss expense (benefit)	11,269	13,695	22,663	26,974

Noninterest income:
Wealth management income	1,185	1,246	2,350	2,526
Service fees	334	327	657	665
Securities gains, net	7	-	7	35
Gain on sale of loans held for sale	109	184	159	364
Merchant and card fees	431	458	845	900
Other noninterest income	249	164	551	442
Total noninterest income	2,315	2,379	4,569	4,932

Noninterest expense:
Salaries and employee benefits	5,879	5,750	11,849	11,361
Data processing	1,577	1,668	2,898	3,100
Occupancy expenses, net	792	706	1,602	1,423
FDIC insurance assessments	349	148	519	295
Professional fees	535	502	995	976
Business development	305	299	664	635
Intangible asset amortization	128	147	258	293
New market tax credit projects amortization	191	189	383	378
Other operating expenses, net	807	442	1,175	769
Total noninterest expense	10,563	9,851	20,343	19,230

Income before income taxes	3,021	6,223	6,889	12,676

Provision for income taxes	464	2,030	1,135	3,338

Net income	$2,557	$4,193	$5,754	$9,338

Basic and diluted earnings per share	$0.28	$0.46	$0.64	$1.03

Dividends declared per share	$0.27	$0.27	$0.54	$0.54

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$2,557	$4,193	$5,754	$9,338
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(4,957)	(24,784)	7,928	(69,818)
Plus: reclassification adjustment for (gains) realized in net income	(7)	-	(7)	(35)
Other comprehensive income (loss), before tax	(4,964)	(24,784)	7,921	(69,853)
Tax (expense) benefit related to other comprehensive income	1,182	6,005	(1,885)	17,271
Other income tax effects from tax reform	(2)	-	(2)	-
Other comprehensive income (loss), net of tax	(3,784)	(18,779)	6,034	(52,582)
Comprehensive income (loss)	$(1,227)	$(14,586)	$11,788	$(43,244)

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)
(in thousands, except share and per share data)

Three Months Ended June 30, 2023 and 2022	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders'
	Shares	Amount	in Capital	Earnings	Net of Taxes	Equity

Balance, March 31, 2022	9,092,167	$18,184	$16,353	$173,067	$(30,939)	$176,665
Net income	-	-	-	4,193	-	4,193
Other comprehensive (loss)	-	-	-	-	(18,779)	(18,779)
Repurchase and retirement of stock	(100,000)	(200)	(2,100)	-	-	(2,300)
Cash dividends declared, $0.27 per share	-	-	-	(2,428)	-	(2,428)
Balance, June 30, 2022	8,992,167	$17,984	$14,253	$174,832	$(49,718)	$157,351

Balance, March 31, 2023	8,992,167	$17,984	$14,253	$180,097	$(53,252)	$159,082
Net income	-	-	-	2,557	-	2,557
Other income tax effects from tax reform	-	-	-	2	-	2
Other comprehensive (loss)	-	-	-	-	(3,784)	(3,784)
Cash dividends declared, $0.27 per share	-	-	-	(2,428)	-	(2,428)
Balance, June 30, 2023	8,992,167	$17,984	$14,253	$180,228	$(57,036)	$155,429

Six Months Ended June 30, 2023 and 2022	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive Income (Loss),	Total Stockholders'
	Shares	Amount	in Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2021	9,092,167	$18,184	$16,353	$170,377	$2,864	$207,778
Net income	-	-	-	9,338	-	9,338
Other comprehensive (loss)	-	-	-	-	(52,582)	(52,582)
Repurchase and retirement of stock	(100,000)	(200)	(2,100)	-	-	(2,300)
Cash dividends declared, $0.54 per share	-	-	-	(4,883)	-	(4,883)
Balance, June 30, 2022	8,992,167	$17,984	$14,253	$174,832	$(49,718)	$157,351

Balance, December 31, 2022	8,992,167	$17,984	$14,253	$179,931	$(63,070)	$149,098
Cumulative change in accounting principle	-	-	-	(603)	-	(603)
Net income	-	-	-	5,754	-	5,754
Other income tax effects from tax reform	-	-	-	2	-	2
Other comprehensive income	-	-	-	-	6,034	6,034
Cash dividends declared, $0.54 per share	-	-	-	(4,856)	-	(4,856)
Balance, June 30, 2023	8,992,167	$17,984	$14,253	$180,228	$(57,036)	$155,429

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

Six Months Ended June 30, 2023 and 2022
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,754	$9,338
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit) for loans	285	(186)
Credit loss expense for off-balance sheet credit exposures	23	124
Amortization of securities available-for-sale and loans, net	795	1,268
Amortization of intangible assets	258	293
Depreciation	589	682
Deferred income taxes	22	841
Securities (gains), net	(7)	(35)
Increase in cash value of bank-owned life insurance	(38)	(34)
(Gain) on sales of loans held for sale	(159)	(364)
Proceeds from loans held for sale	8,319	16,064
Originations of loans held for sale	(8,658)	(16,173)
Amortization of investment in New Markets Tax Credit projects	383	378
Change in assets and liabilities:
Decrease in accrued income receivable	715	646
(Increase) decrease in other assets	216	(817)
Increase (decrease) in accrued expenses and other liabilities	1,976	(765)
Net cash provided by operating activities	10,473	11,260

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	3,555	2,245
Purchase of securities available-for-sale	(3,763)	(126,777)
Proceeds from sale of securities available-for-sale	1,353	535
Proceeds from maturities and calls of securities available-for-sale	37,342	57,638
Purchase of FHLB stock	(9,619)	(187)
Proceeds from the redemption of FHLB and FRB stock	10,225	408
Net (increase) decrease in loans	(7,734)	4,049
Purchase of premises and equipment	(2,566)	(1,439)
Net cash provided by (used in) investing activities	28,793	(63,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(34,680)	48,121
Increase (decrease) in securities sold under agreements to repurchase	7,405	(4,185)
Payments on other borrowings	(75,300)	(3,000)
Proceeds from other borrowings	150,000	4,000
Net payments on FHLB short-term borrowings	(16,420)	-
Dividends paid	(4,856)	(4,819)
Stock repurchases	-	(2,300)
Net cash provided by financing activities	26,149	37,817

Net increase (decrease) in cash and cash equivalents	65,415	(14,451)

CASH AND CASH EQUIVALENTS
Beginning	27,884	89,129
Ending	$93,299	$74,678

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)
(in thousands)

Six Months Ended June 30, 2023 and 2022
	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$11,749	$2,233
Income taxes	873	2,518

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared by Ames National Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these interim financial statements be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). The consolidated balance sheet of the Company as of December 31, 2022 has been derived from the audited consolidated balance sheet of the Company as of that date. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present the financial results for the interim periods reported. Those adjustments consist only of normal recurring adjustments. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2022 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of June 30, 2023.

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

Accrued interest receivable on AFS debt securities totaled $3.3 million at June 30, 2023 and is excluded from the estimate of credit losses.

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

Loans Held For Investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $7.2 million at June 30, 2023 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

The fair value of collateral used by the Company is determined by obtaining an observable market price or by obtaining a fair value from an independent, licensed or certified appraiser, using observable market data. This data includes information such as selling price of similar properties and capitalization rates of similar properties sold within the market, expected future cash flows or earnings of the subject property based on current market expectations, and other relevant factors. Each quarter management reviews all collateral-dependent loans on a loan-by-loan basis to determine whether updated appraisals or evaluations are necessary based on loan performance, collateral type and guarantor support. At times, the Company measures the fair value of collateral-dependent loans using appraisals or evaluations with dates prior to one year from the date of review. Third-party appraisals are obtained from a pre-approved list of independent, third-party, local appraisal firms maintained by the credit underwriting department or the Company’s appraiser. Approval and addition to the list is based on experience, reputation, character, consistency and knowledge of the respective real estate market. Generally, appraisals are internally reviewed to ensure the quality of the appraisal and the expertise and independence of the appraiser. Once the expected credit loss amount is determined an allowance is provided for equal to the calculated expected credit loss and included in the allowance for credit losses. If the calculated expected credit loss is determined to be permanent or not recoverable, the amount of expected credit loss will be charged off. Factors considered by management in determining if the expected credit loss is permanent or not recoverable include whether management judges the loan to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames, or the loss becomes evident owing to the borrower's lack of assets unless both well-secured and in the process of collection.

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

On May 10, 2023, the Company declared a cash dividend on its common stock, payable on August 15, 2023 to stockholders of record as of August 1, 2023, equal to $0.27 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended June 30, 2023 and 2022 was 8,992,167 and 9,058,690, respectively. The weighted average outstanding shares for the six months ended June 30, 2023 and 2022 were 8,992,167 and 9,075,336, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

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

Derivative financial instruments and loans receivable: The Company’s derivative financial instruments and loans receivable consist of interest rate swaps on loans accounted for as fair value hedges. The Company’s derivative financial instruments also include back-to-back loan swaps to assist customers in managing their interest rate risk while executing offsetting interest rate swaps with dealer counterparties. The Company's derivative positions and related loans are classified within Level 2 of the fair value hierarchy and are valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives and loans are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility.

The following table presents the balances of assets measured at fair value on a recurring basis by level as of June 30, 2023 and December 31, 2022 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2023
Assets
Securities available-for-sale
U.S. government treasuries	$204,156	$204,156	$-	$-
U.S. government agencies	100,563	-	100,563	-
U.S. government mortgage-backed securities	109,066	-	109,066	-
State and political subdivisions	273,455	-	273,455	-
Corporate bonds	71,280	-	71,280	-
Loans receivable	8,304	-	8,304	-
Derivative financial instruments	1,152	-	1,152	-

Liabilities
Derivative financial instruments	$51	$-	$51	$-

2022
Assets
Securities available-for-sale
U.S. government treasuries	$207,597	$207,597	$-	$-
U.S. government agencies	100,933	-	100,933	-
U.S. government mortgage-backed securities	116,741	-	116,741	-
State and political subdivisions	286,003	-	286,003	-
Corporate bonds	75,164	-	75,164	-
Loans receivable	8,494	-	8,494	-
Derivative financial instruments	1,096	-	1,096	-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2023

Loans receivable	$258	$-	$-	$258

2022

Loans receivable	$304	$-	$-	$304

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	2023
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$258	Evaluation of collateral	Estimation of value	NM*

	2022
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$304	Evaluation of collateral	Estimation of value	NM*

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

		2023		2022
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$93,299	$93,299	$27,884	$27,884
Interest-bearing time deposits	Level 1	11,114	10,396	14,669	14,340
Securities available-for-sale	See previous table	758,520	758,520	786,438	786,438
FHLB and FRB stock	Level 2	4,007	4,007	4,613	4,613
Loans receivable, net	Level 2	1,232,772	1,173,428	1,226,011	1,170,948
Loans held for sale	Level 2	652	652	154	154
Accrued income receivable	Level 1	10,560	10,560	11,275	11,275
Derivative financial instruments	Level 2	1,152	1,152	1,096	1,096
Financial liabilities:
Deposits	Level 2	$1,863,277	$1,861,647	$1,897,957	$1,895,473
Securities sold under agreements to repurchase	Level 1	48,081	48,081	40,676	40,676
Other borrowings	Level 2	97,400	96,666	39,120	38,991
Accrued interest payable	Level 1	2,334	2,334	666	666
Derivative financial instruments	Level 2	51	51	-	-

The methodologies used to determine fair value as of June 30, 2023 did not change from the methodologies described in the December 31, 2022 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of June 30, 2023 and December 31, 2022 are summarized below (in thousands):

2023:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$222,047	$-	$(17,891)	$204,156
U.S. government agencies	109,329	3	(8,769)	100,563
U.S. government mortgage-backed securities	124,494	2	(15,430)	109,066
State and political subdivisions	300,573	42	(27,160)	273,455
Corporate bonds	77,715	-	(6,435)	71,280
	$834,158	$47	$(75,685)	$758,520

2022:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$227,065	$-	$(19,468)	$207,597
U.S. government agencies	110,370	4	(9,441)	100,933
U.S. government mortgage-backed securities	133,205	4	(16,468)	116,741
State and political subdivisions	317,179	27	(31,203)	286,003
Corporate bonds	82,177	7	(7,020)	75,164
	$869,996	$42	$(83,600)	$786,438

The amortized cost and fair value of debt securities available-for-sale as of June 30, 2023, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$64,234	$62,668
Due after one year through five years	409,635	378,356
Due after five years through ten years	226,621	200,824
Due after ten years	9,174	7,606
	$709,664	$649,454
U.S. government mortgage-backed securities	124,494	109,066
Total	$834,158	$758,520

The Company's investment portfolio had an expected duration of 3.85 years as of June 30, 2023.

Securities with a carrying value of $354.7 million and $256.7 million at June 30, 2023 and December 31, 2022, respectively, were pledged on public deposits, securities sold under agreements to repurchase, other borrowings and for other purposes as required or permitted by law.

The proceeds and gains on securities available-for-sale for the three and six months ended June 30, 2023 and 2022 are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Proceeds from sales of securities available-for-sale	$1,353	$-	$1,353	$535
Gross realized gains on securities available-for-sale	11	-	11	35
Gross realized losses on securities available-for-sale	(4)	-	(4)	-

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
2023:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$3,901	$(56)	$200,255	$(17,835)	$204,156	$(17,891)
U.S. government agencies	6,830	(186)	93,144	(8,583)	99,974	(8,769)
U.S. government mortgage-backed securities	2,212	(79)	106,525	(15,351)	108,737	(15,430)
State and political subdivisions	49,104	(1,366)	216,949	(25,794)	266,053	(27,160)
Corporate bonds	11,018	(371)	58,762	(6,064)	69,780	(6,435)
	$73,065	$(2,058)	$675,635	$(73,627)	$748,700	$(75,685)

	Less than 12 Months		12 Months or More		Total
2022:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$57,882	$(3,960)	$147,215	$(15,508)	$205,097	$(19,468)
U.S. government agencies	61,821	(4,293)	38,492	(5,148)	100,313	(9,441)
U.S. government mortgage-backed securities	45,440	(4,393)	70,854	(12,075)	116,294	(16,468)
State and political subdivisions	181,640	(14,556)	97,907	(16,647)	279,547	(31,203)
Corporate bonds	59,293	(4,281)	13,382	(2,739)	72,675	(7,020)
	$406,076	$(31,483)	$367,850	$(52,117)	$773,926	$(83,600)

Gross unrealized losses on debt securities totaled $75.7 million as of June 30, 2023. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	2023	2022

Real estate - construction	$62,777	$51,253
Real estate - 1 to 4 family residential	293,911	285,107
Real estate - multi-family	191,206	185,784
Real estate - commercial	344,108	353,285
Real estate - agricultural	158,683	159,448
Commercial	90,296	77,265
Agricultural	92,116	113,355
Consumer and other	15,994	16,211
	1,249,091	1,241,708
Less allowance for credit losses	(16,319)	(15,697)
Loans receivable, net	$1,232,772	$1,226,011

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

Activity in the allowance for credit losses, on a disaggregated basis, for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30, 2023
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2023	$391	$3,288	$2,568	$5,206	$1,218	$1,784	$1,392	$422	$16,269
Credit loss expense (benefit) [1]	21	68	(44)	(173)	(4)	260	(34)	(21)	73
Recoveries of loans charged-off	-	1	-	-	-	3	-	6	10
Loans charged-off	-	-	-	-	-	(33)	-	-	(33)
Balance, June 30, 2023	$412	$3,357	$2,524	$5,033	$1,214	$2,014	$1,358	$407	$16,319

(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $40 thousand related to off-balance sheet credit exposures.

	Six Months Ended June 30, 2023
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2022	$730	$3,028	$2,493	$4,742	$1,625	$1,153	$1,705	$221	$15,697
Impact of adopting ASC 326	(395)	242	(24)	513	(398)	449	(61)	192	518
Credit loss expense (benefit) [1]	77	85	55	(227)	(13)	443	(122)	(13)	285
Recoveries of loans charged-off	-	2	-	5	-	6	-	7	20
Loans charged-off	-	-	-	-	-	(37)	(164)	-	(201)
Balance, June 30, 2023	$412	$3,357	$2,524	$5,033	$1,214	$2,014	$1,358	$407	$16,319

(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $23 thousand related to off-balance sheet credit exposures.

	Three Months Ended June 30, 2022
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2022	$645	$2,899	$2,433	$5,881	$1,630	$1,152	$1,606	$238	$16,484
Credit loss expense (benefit)	(39)	24	84	(39)	62	(28)	(122)	(1)	(59)
Recoveries of loans charged-off	-	3	-	1	-	1	-	3	8
Loans charged-off	-	(6)	-	-	-	-	-	(7)	(13)
Balance, June 30, 2022	$606	$2,920	$2,517	$5,843	$1,692	$1,125	$1,484	$233	$16,420

	Six Months Ended June 30, 2022
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2021	$675	$2,752	$2,501	$5,905	$1,584	$1,170	$1,836	$198	$16,621
Credit loss expense (benefit)	(69)	174	16	(63)	108	(47)	(352)	47	(186)
Recoveries of loans charged-off	-	4	-	1	-	2	-	4	11
Loans charged-off	-	(10)	-	-	-	-	-	(16)	(26)
Balance, June 30, 2022	$606	$2,920	$2,517	$5,843	$1,692	$1,125	$1,484	$233	$16,420

The following table shows the balance in the allowance for credit losses at June 30, 2023, and December 31, 2022, disaggregated on the basis of measurement methodology (in thousands). As of June 30, 2023, loans individually assessed are collateral dependent and in the process of foreclosure or no longer share the same risk characteristics of the other loans in the pool. All other loans are collectively evaluated for losses. Loans individually evaluated were considered impaired at December 31, 2022.

2023		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for credit losses	$-	$10	$-	$-	$-	$97	$70	$15	$192
Collectively evaluated for credit losses	412	3,347	2,524	5,033	1,214	1,917	1,288	392	16,127
Balance June 30, 2023	$412	$3,357	$2,524	$5,033	$1,214	$2,014	$1,358	$407	$16,319

2022		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for credit losses	$-	$10	$-	$-	$-	$-	$68	$17	$95
Collectively evaluated for credit losses	730	3,018	2,493	4,742	1,625	1,153	1,637	204	15,602
Balance December 31, 2022	$730	$3,028	$2,493	$4,742	$1,625	$1,153	$1,705	$221	$15,697

The following table shows the loans receivable balance at June 30, 2023, and December 31, 2022, disaggregated on the basis of measurement methodology (in thousands). As of June 30, 2023, loans individually assessed are collateral dependent and in the process of foreclosure or no longer share the same risk characteristics of the other loans in the pool. All other loans are collectively evaluated for losses. Loans individually evaluated were considered impaired at December 31, 2022.

2023		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for credit losses	$-	$803	$-	$9,022	$486	$278	$736	$15	$11,340
Collectively evaluated for credit losses	62,777	293,108	191,206	335,086	158,197	90,018	91,380	15,979	1,237,751

Balance June 30, 2023	$62,777	$293,911	$191,206	$344,108	$158,683	$90,296	$92,116	$15,994	$1,249,091

2022		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for credit losses	$-	$805	$-	$12,853	$165	$200	$342	$21	$14,386
Collectively evaluated for credit losses	51,253	284,302	185,784	340,432	159,283	77,065	113,013	16,190	1,227,322

Balance December 31, 2022	$51,253	$285,107	$185,784	$353,285	$159,448	$77,265	$113,355	$16,211	$1,241,708

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
June 30, 2023	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	803	-	-	803	10
Real estate - multi-family	-	-	-	-	-
Real estate - commercial	9,022	-	-	9,022	-
Real estate - agricultural	486	-	-	486	-
Commercial	124	3	97	224	97
Agricultural	252	40	444	736	70
Consumer and other	-	-	-	-	-

	$10,687	$43	$541	$11,271	$177

Pre-ASC 326 (CECL) adoption impaired loan information as of December 31, 2022 (in thousands):

	2022
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-
Real estate - 1 to 4 family residential	687	721	-
Real estate - multi-family	-	-	-
Real estate - commercial	12,853	13,578	-
Real estate - agricultural	165	194	-
Commercial	200	249	-
Agricultural	78	88	-
Consumer and other	4	7	-
Total loans with no specific reserve:	13,987	14,837	-

With an allowance recorded:
Real estate - construction	-	-	-
Real estate - 1 to 4 family residential	118	123	10
Real estate - multi-family	-	-	-
Real estate - commercial	-	-	-
Real estate - agricultural	-	-	-
Commercial	-	-	-
Agricultural	264	294	68
Consumer and other	17	19	17
Total loans with specific reserve:	399	436	95

Total
Real estate - construction	-	-	-
Real estate - 1 to 4 family residential	805	844	10
Real estate - multi-family	-	-	-
Real estate - commercial	12,853	13,578	-
Real estate - agricultural	165	194	-
Commercial	200	249	-
Agricultural	342	382	68
Consumer and other	21	26	17

	$14,386	$15,273	$95

Average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	687	14	683	17
Real estate - multi-family	-	-	-	-
Real estate - commercial	120	-	121	-
Real estate - agricultural	357	14	420	14
Commercial	214	1	220	5
Agricultural	143	-	202	-
Consumer and other	4	-	4	-
Total loans with no specific reserve:	1,525	29	1,650	36

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	163	1	209	1
Real estate - multi-family	-	-	-	-
Real estate - commercial	9,632	-	9,644	-
Real estate - agricultural	-	-	-	-
Commercial	38	-	58	-
Agricultural	305	-	308	-
Consumer and other	20	-	20	-
Total loans with specific reserve:	10,158	1	10,239	1

Total
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	850	15	892	18
Real estate - multi-family	-	-	-	-
Real estate - commercial	9,752	-	9,765	-
Real estate - agricultural	357	14	420	14
Commercial	252	1	278	5
Agricultural	448	-	510	-
Consumer and other	24	-	24	-

	$11,683	$30	$11,889	$37

The interest foregone on nonaccrual loans for the three months ended June 30, 2023 and 2022 was approximately $166 thousand and $168 thousand, respectively. The interest foregone on nonaccrual loans for the six months ended June 30, 2023 and 2022 was approximately $345 thousand and $311 thousand, respectively.

Nonaccrual loans at June 30, 2023 and December 31, 2022 were $11.3 million and $14.7 million, respectively.

The Company made three loan modifications to borrowers experiencing financial difficulty for the six months ended June 30, 2023.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Term Extension
	Amortized Cost Basis at	% of Total Class of
	June 30, 2023	Financing Receivable
Loan Type
Agricultural	$417	0.5%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect

Agricultural	Added a weighted-average 7.7 years to the life of loans, which reduced monthly payment amounts for the borrowers

There were no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2023. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $10.7 million as of December 31, 2022, all of which were included in impaired and nonaccrual loans.

During the three and six months ended June 30, 2022, the Company did not grant any concessions to borrowers facing financial difficulties.

There were no TDR loans that had payment defaults during the twelve months ended June 30, 2023. The Company considers TDR loans to have payment default when it is past due 60 days or more.

There were no net charge-offs related to TDRs for the three and six months ended June 30, 2022. No additional specific reserve was provided for the three and six months ended June 30, 2022.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2023 and December 31, 2022, is as follows (in thousands):

2023		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$335	$-	$335	$62,442	$62,777	$-
Real estate - 1 to 4 family residential	582	8	590	293,321	293,911	-
Real estate - multi-family	-	-	-	191,206	191,206	-
Real estate - commercial	106	-	106	344,002	344,108	-
Real estate - agricultural	659	214	873	157,810	158,683	214
Commercial	376	-	376	89,920	90,296	-
Agricultural	643	121	764	91,352	92,116	104
Consumer and other	40	-	40	15,954	15,994	-

	$2,741	$343	$3,084	$1,246,007	$1,249,091	$318

2022		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$66	$-	$66	$51,187	$51,253	$-
Real estate - 1 to 4 family residential	944	11	955	284,152	285,107	-
Real estate - multi-family	-	-	-	185,784	185,784	-
Real estate - commercial	2,362	1,399	3,761	349,524	353,285	-
Real estate - agricultural	185	-	185	159,263	159,448	-
Commercial	592	7	599	76,666	77,265	-
Agricultural	218	30	248	113,107	113,355	-
Consumer and other	37	4	41	16,170	16,211	-

	$4,404	$1,451	$5,855	$1,235,853	$1,241,708	$-

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

The following tables show the risk category of loans by loan category and year of origination as of June 30, 2023 (in thousands):

June 30, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real estate - construction
Pass	$14,836	$38,503	$1,354	$802	$-	$372	$6,611	$62,478
Watch	81	-	-	218	-	-	-	299
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-	-	-
Total	$14,917	$38,503	$1,354	$1,020	$-	$372	$6,611	$62,777

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$29,857	$84,304	$62,316	$53,603	$9,362	$20,525	$17,090	$277,057
Watch	845	398	11,334	1,575	-	531	73	14,756
Special Mention	-	-	-	-	-	-	-	-
Substandard	21	18	939	-	255	62	-	1,295
Substandard-Impaired	18	118	589	-	-	78	-	803
Total	$30,741	$84,838	$75,178	$55,178	$9,617	$21,196	$17,163	$293,911

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$14,389	$49,144	$49,269	$42,667	$14,142	$721	$1,612	$171,944
Watch	4,194	1,441	8,315	-	-	-	-	13,950
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,290	-	-	2,345	1,677	-	-	5,312
Substandard-Impaired	-	-	-	-	-	-	-	-
Total	$19,873	$50,585	$57,584	$45,012	$15,819	$721	$1,612	$191,206

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$26,567	$74,297	$72,317	$66,614	$21,450	$14,630	$4,162	$280,037
Watch	691	3,084	13,812	19,261	594	963	2,890	41,295
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	10,467	-	2,435	372	498	-	13,772
Substandard-Impaired	8,898	-	106	-	-	-	-	9,004
Total	$36,156	$87,848	$86,235	$88,310	$22,416	$16,091	$7,052	$344,108

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$12,897	$32,252	$32,938	$29,795	$6,406	$27,100	$1,751	$143,139
Watch	783	381	3,949	4,865	268	1,086	-	11,332
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,312	1,379	122	1,025	-	214	-	4,052
Substandard-Impaired	-	-	160	-	-	-	-	160
Total	$14,992	$34,012	$37,169	$35,685	$6,674	$28,400	$1,751	$158,683

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

June 30, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$19,970	$14,939	$12,320	$3,458	$2,599	$1,819	$28,102	$83,207
Watch	474	257	925	518	110	165	2,600	5,049
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	284	-	430	-	-	1,048	1,762
Substandard-Impaired	49	54	3	97	-	75	-	278
Total	$20,493	$15,534	$13,248	$4,503	$2,709	$2,059	$31,750	$90,296

Current-period gross writeoffs	$-	$-	$-	$33	$-	$4	$-	$37

Agricultural
Pass	$8,673	$11,224	$6,544	$3,475	$577	$986	$54,578	$86,057
Watch	1,604	481	312	5	18	-	3,070	5,490
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	14	35	62	-	-	60	171
Substandard-Impaired	114	17	267	-	-	-	-	398
Total	$10,391	$11,736	$7,158	$3,542	$595	$986	$57,708	$92,116

Current-period gross writeoffs	$-	$74	$90	$-	$-	$-	$-	$164

Consumer and other
Pass	$4,426	$4,599	$3,237	$2,341	$538	$764	$33	$15,938
Watch	10	-	-	-	-	-	-	10
Special Mention	-	-	-	-	-	-	-	-
Substandard	31	-	-	-	-	-	-	31
Substandard-Impaired	-	-	-	15	-	-	-	15
Total	$4,467	$4,599	$3,237	$2,356	$538	$764	$33	$15,994

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Total loans
Pass	$131,615	$309,262	$240,295	$202,755	$55,074	$66,917	$113,939	$1,119,857
Watch	8,682	6,042	38,647	26,442	990	2,745	8,633	92,181
Special Mention	-	-	-	-	-	-	-	-
Substandard	2,654	12,162	1,096	6,297	2,304	774	1,108	26,395
Substandard-Impaired	9,079	189	1,125	112	-	153	-	10,658
Total	$152,030	$327,655	$281,163	$235,606	$58,368	$70,589	$123,680	$1,249,091

Current-period gross writeoffs	$-	$74	$90	$33	$-	$4	$-	$201

The credit risk profile by internally assigned grade, on a disaggregated basis, as of December 31, 2022 is as follows (in thousands):

December 31, 2022	Construction	Multi-family	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$51,253	$174,048	$264,898	$136,043	$69,872	$98,415	$794,529
Watch	-	9,344	62,076	18,324	5,392	14,146	109,282
Special Mention	-	-	-	-	116	-	116
Substandard	-	2,392	13,458	4,916	1,685	452	22,903
Substandard-Impaired	-	-	12,853	165	200	342	13,560

	$51,253	$185,784	$353,285	$159,448	$77,265	$113,355	$940,390

The credit risk profile based on payment activity, on a disaggregated basis, as of December 31, 2022 is as follows (in thousands):

December 31, 2022	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$284,302	$16,190	$300,492
Non-performing	805	21	826

	$285,107	$16,211	$301,318

8.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at June 30, 2023 and December 31, 2022 (in thousands):

	2023		2022
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$4,767	$6,411	$4,539
Customer list	535	506	535	476

Total	$6,946	$5,273	$6,946	$5,015

The weighted average remaining life of the intangible assets is approximately 3 years as of June 30, 2023 and December 31, 2022.

The following sets forth the activity related to the intangible assets for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Beginning intangible assets, net	$1,801	$2,359	$1,931	$2,505
Amortization	(128)	(147)	(258)	(293)

Ending intangible assets, net	$1,673	$2,212	$1,673	$2,212

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2023	244
2024	337
2025	301
2026	268
2027	240
2028	190
After	93

Total	$1,673

9.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of June 30, 2023 and December 31, 2022 (in thousands):

	2023	2022
Securities sold under agreements to repurchase:
U.S. government treasuries	$14,414	$12,555
U.S. government agencies	41,525	39,226
U.S. government mortgage-backed securities	8,307	9,133

Total pledged collateral	$64,246	$60,914

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

10.	Borrowings

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. Interest is payable quarterly over four years. Required principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35% and the outstanding balance as of June 30, 2023 and December 31, 2022 was $3.4 million and $3.7 million, respectively. The note is secured by property in West Des Moines, Iowa.

The Company had $19.0 million of short-term FHLB advances as of June 30, 2023 and $35.4 million of short-term FHLB advances as of December 31, 2022.

The Federal Reserve Board created a new Bank Term Funding Program (BTFP), offering loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The BTFP allows for borrowing from the Federal Reserve Bank up to the par value of the pledged collateral. The Company had $75 million borrowed under the BTFP as of June 30, 2023.

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

The Company was required to pledge $0.8 million and $1.0 million of securities as collateral for these fair value hedges at June 30, 2023, and December 31, 2022, respectively.

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at June 30, 2023, and December 31, 2022 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2023
Interest rate swaps	$9,123	$1,101	Other assets
December 31, 2022
Interest rate swaps	$9,314	$1,096	Other assets

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. The Company was not required to post collateral at June 30, 2023 and December 31, 2022, related to these back-to-back swaps. The Company's counterparties were not required to pledge collateral at June 30, 2023 and December 31, 2022. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and six months ended June 30, 2023, and June 30, 2022, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at June 30, 2023, and December 31, 2022 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
June 30, 2023
Customer interest rate swaps	$4,393	$51	Other assets	7.15%	5.62%
Customer interest rate swaps	4,393	(51)	Other liabilities	5.62%	7.15%
December 31, 2022
Customer interest rate swaps	$-	$-	Other assets	0.00%	0.00%
Customer interest rate swaps	-	-	Other liabilities	0.00%	0.00%

12.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since December 31, 2022 is due primarily to the decrease in the unrealized losses on investment securities.

13.	Commitments, Contingencies and Concentrations of Credit Risk

On June 9, 2022, the Company entered into a commitment with a contractor to remodel a branch in Ames, Iowa for $4.0 million. There was $1.2 million remaining on the commitment as of June 30, 2023.

14.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of June 30, 2023.

The Company and the Banks’ capital amounts and ratios as of June 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2023:
Total capital (to risk-weighted assets):
Consolidated	$217,090	14.3%	$159,654	10.50%	N/A	N/A
Boone Bank & Trust	16,195	14.1	12,069	10.50	11,494	10.0%
First National Bank	111,653	14.1	83,401	10.50	79,429	10.0
Iowa State Savings Bank	26,263	16.1	17,093	10.50	16,279	10.0
Reliance State Bank	28,570	12.7	23,552	10.50	22,431	10.0
State Bank & Trust	21,916	15.6	14,715	10.50	14,015	10.0
United Bank & Trust	12,937	16.0	8,514	10.50	8,108	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$199,676	13.1%	$129,244	8.50%	N/A	N/A
Boone Bank & Trust	15,317	13.3	9,770	8.50	9,195	8.0%
First National Bank	102,360	12.9	67,515	8.50	63,543	8.0
Iowa State Savings Bank	24,315	14.9	13,837	8.50	13,023	8.0
Reliance State Bank	25,927	11.6	19,066	8.50	17,945	8.0
State Bank & Trust	20,288	14.5	11,912	8.50	11,212	8.0
United Bank & Trust	11,923	14.7	6,892	8.50	6,487	8.0

Tier 1 capital (to average-assets):
Consolidated	$199,676	8.9%	$89,911	4.00%	N/A	N/A
Boone Bank & Trust	15,317	9.5	6,426	4.00	8,033	5.0%
First National Bank	102,360	8.7	46,854	4.00	58,568	5.0
Iowa State Savings Bank	24,315	9.5	10,286	4.00	12,857	5.0
Reliance State Bank	25,927	8.6	12,045	4.00	15,057	5.0
State Bank & Trust	20,288	9.3	8,723	4.00	10,904	5.0
United Bank & Trust	11,923	9.0	5,308	4.00	6,635	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$199,676	13.1%	$106,436	7.00%	N/A	N/A
Boone Bank & Trust	15,317	13.3	8,046	7.00	7,471	6.5%
First National Bank	102,360	12.9	55,600	7.00	51,629	6.5
Iowa State Savings Bank	24,315	14.9	11,395	7.00	10,581	6.5
Reliance State Bank	25,927	11.6	15,702	7.00	14,580	6.5
State Bank & Trust	20,288	14.5	9,810	7.00	9,110	6.5
United Bank & Trust	11,923	14.7	5,676	7.00	5,270	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2022:
Total capital (to risk-weighted assets):
Consolidated	$215,799	14.1%	$160,370	10.50%	N/A	N/A
Boone Bank & Trust	15,962	12.9	12,984	10.50	12,366	10.0%
First National Bank	110,887	14.2	82,089	10.50	78,180	10.0
Iowa State Savings Bank	25,398	15.5	17,210	10.50	16,390	10.0
Reliance State Bank	28,385	12.4	24,103	10.50	22,955	10.0
State Bank & Trust	22,011	14.7	15,716	10.50	14,968	10.0
United Bank & Trust	12,633	15.1	8,759	10.50	8,342	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$199,069	13.0%	$129,823	8.50%	N/A	N/A
Boone Bank & Trust	14,990	12.1	10,511	8.50	9,893	8.0%
First National Bank	101,976	13.0	66,453	8.50	62,544	8.0
Iowa State Savings Bank	24,113	14.7	13,932	8.50	13,112	8.0
Reliance State Bank	25,647	11.2	19,512	8.50	18,364	8.0
State Bank & Trust	20,392	13.6	12,723	8.50	11,974	8.0
United Bank & Trust	11,677	14.0	7,090	8.50	6,673	8.0

Tier 1 capital (to average-assets):
Consolidated	$199,069	9.1%	$87,392	4.00%	N/A	N/A
Boone Bank & Trust	14,990	8.7	6,868	4.00	8,585	5.0%
First National Bank	101,976	8.9	45,582	4.00	56,978	5.0
Iowa State Savings Bank	24,113	9.3	10,423	4.00	13,029	5.0
Reliance State Bank	25,647	8.5	12,001	4.00	15,001	5.0
State Bank & Trust	20,392	9.1	8,932	4.00	11,165	5.0
United Bank & Trust	11,677	8.9	5,274	4.00	6,592	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$199,069	13.0%	$106,913	7.00%	N/A	N/A
Boone Bank & Trust	14,990	12.1	8,656	7.00	8,038	6.5%
First National Bank	101,976	13.0	54,726	7.00	50,817	6.5
Iowa State Savings Bank	24,113	14.7	11,473	7.00	10,654	6.5
Reliance State Bank	25,647	11.2	16,069	7.00	14,921	6.5
State Bank & Trust	20,392	13.6	10,477	7.00	9,729	6.5
United Bank & Trust	11,677	14.0	5,839	7.00	5,422	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At June 30, 2023, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs twenty-one individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 242 full-time equivalent individuals employed by the Banks.

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

The principal sources of Company revenues and cash flow are: (i) interest and fees earned on loans made by the Company and Banks; (ii) interest on fixed income investments held by the Banks; (iii) fees on wealth management services provided by those Banks exercising trust powers; (iv) service fees on deposit accounts maintained at the Banks; (v) gain on sale of loans; and (vi) merchant and card fees. The Company’s principal expenses are: (i) interest expense on deposit accounts and other borrowings; (ii) credit loss expense; (iii) salaries and employee benefits; (iv) data processing costs associated with maintaining the Banks’ loan and deposit functions; (v) occupancy expenses for maintaining the Banks’ facilities; and (vi) professional fees. The largest component contributing to the Company’s net income is net interest income, which is the difference between interest earned on earning assets (primarily loans and investments) and interest paid on interest-bearing liabilities (primarily deposits and other borrowings). One of management’s principal functions is to manage the spread between interest earned on earning assets and interest paid on interest bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

The Company had net income of $2.6 million, or $0.28 per share, for the three months ended June 30, 2023, compared to net income of $4.2 million, or $0.46 per share, for the three months ended June 30, 2022. The decrease in earnings is primarily the result of higher interest expense on deposits and other borrowed funds, offset in part by an increase in interest income on loans. The higher interest expense on deposits is due to an increase in market rates. Since March 1, 2022, The Federal Open Market Committee has increased its target for the federal funds interest rate by 4.75%. The increase in interest income on loans was primarily due to higher rates and growth in the loan portfolio.

Net loan charge-offs totaled $23 thousand for the three months ended June 30, 2023 compared to net loan charge-offs of $5 thousand for the three months ended June 30, 2022. A credit loss expense of $33 thousand was recognized for the three months ended June 30, 2023 as compared to a credit loss benefit of ($59) thousand for the three months ended June 30, 2022.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 4,230 community banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	6 Months			Years Ended December 31,
	Ended	Ended	3 Months Ended
	June 30, 2023		March 31, 2023		2022		2021
	Company		Company	Industry*	Company	Industry*	Company	Industry*

Return on assets	0.47%	0.54%	0.60%	1.04%	0.90%	1.15%	1.15%	1.25%

Return on equity	6.45%	7.40%	8.36%	11.13%	11.43%	12.01%	11.43%	11.61%

Net interest margin	2.20%	2.26%	2.32%	3.49%	2.55%	3.45%	2.83%	3.27%

Efficiency ratio	77.57%	73.87%	70.70%	62.83%	61.41%	61.36%	55.04%	61.42%

Capital ratio	7.36%	7.28%	7.21%	10.56%	7.90%	10.51%	10.04%	10.16%

*Latest available data

Key performances indicators include:

●	Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 0.47% and 0.77% for the three months ended June 30, 2023 and 2022, respectively. This ratio decrease was primarily the result of lower net income.

●	Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 6.45% and 9.78% for the three months ended June 30, 2023 and 2022, respectively. This ratio decrease was primarily the result of lower net income.

●	Net Interest Margin

The net interest margin for the three months ended June 30, 2023 and 2022 was 2.20% and 2.63%, respectively. The ratio is calculated by dividing tax equivalent net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●	Efficiency Ratio

This ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 77.57% and 61.51% for the three months ended June 30, 2023 and 2022, respectively. The efficiency ratio has increased compared to the same quarter last year primarily due to a reduction in net interest income and an increase in noninterest expense.

●	Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 7.15% as of June 30, 2023 is lower than the industry average of 10.56% as of March 31, 2023. All of the Company’s six affiliate banks are considered well-capitalized as defined by federal capital regulations. For further information on the regulatory capital, see Note 14 – Regulatory Matters in the notes to the financial statements of this Form 10-Q.

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

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At June 30, 2023, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. The effects of economic disruption, high inflation levels, and rising interest rates may negatively impact our net income, fair value and correspondingly goodwill. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$11,302	$13,636	$22,971	$26,788
Tax-equivalent adjustment (1)	156	179	319	359
Net interest income on an FTE basis (non-GAAP)	11,458	13,815	23,290	27,147
Average interest-earning assets	$2,079,156	$2,098,066	$2,060,787	$2,089,659
Net interest margin on an FTE basis (non-GAAP)	2.20%	2.63%	2.26%	2.60%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended June 30, 2023 and 2022

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2023 and 2022:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$86,477	$1,198	5.54%	$71,880	$747	4.16%
Agricultural	92,094	1,578	6.85%	93,146	1,006	4.32%
Real estate	1,046,367	11,052	4.22%	970,128	8,987	3.71%
Consumer and other	16,594	173	4.17%	16,348	157	3.84%

Total loans (including fees)	1,241,532	14,001	4.51%	1,151,502	10,897	3.79%

Investment securities (2)
Taxable	666,513	3,188	1.91%	710,693	3,047	1.71%
Tax-exempt (3)	116,042	741	2.55%	134,828	854	2.53%
Total investment securities	782,555	3,929	2.01%	845,521	3,901	1.85%

Interest-bearing deposits with banks and federal funds sold	55,069	713	5.18%	101,043	259	1.03%

Total interest-earning assets	2,079,156	$18,643	3.59%	2,098,066	$15,057	2.87%

Noninterest-earning assets (2)	76,033			73,027

TOTAL ASSETS	$2,155,189			$2,171,093

(1) Average loan balances include nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2) Average investment balances include unrealized gains and losses. In reports prior to June 30, 2023 investment unrealized gains and losses were included in noninterest-earning assets.
(3) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended June 30,

	2023			2022

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,238,206	$4,219	1.36%	$1,333,406	$817	0.25%
Time deposits	248,187	1,762	2.84%	209,031	369	0.71%
Total deposits	1,486,393	5,981	1.61%	1,542,437	1,186	0.31%
Other borrowed funds	128,286	1,204	3.75%	38,816	56	0.58%

Total interest-bearing liabilities	1,614,679	7,185	1.78%	1,581,253	1,242	0.31%

Noninterest-bearing liabilities
Noninterest-bearing checking	370,950			409,464
Other liabilities	11,039			8,839

Stockholders' equity	158,521			171,537

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,155,189			$2,171,093

Net interest income (FTE)(4)		$11,458			$13,815
Net interest spread (FTE)			1.81%			2.56%
Net interest margin (FTE)(4)			2.20%			2.63%

(4) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended June 30, 2023 and 2022, the Company's net interest margin adjusted for tax exempt income was 2.20% and 2.63%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2023 totaled $11.3 million compared to $13.6 million for the three months ended June 30, 2022.

For the three months ended June 30, 2023, interest income increased $3.6 million, or 24%, when compared to the same period in 2022. The increase is primarily due to higher average rates and growth in the loan portfolio.

Interest expense increased $5.9 million, or 479%, for the three months ended June 30, 2023 when compared to the same period in 2022. The higher interest expense for the period is primarily due to an increase in market rates on deposits. Since March 1, 2022, the Federal Open Market Committee has increased its target for the federal funds interest rate by 4.75%.

Credit Loss Expense (Benefit)

A credit loss expense of $33 thousand was recognized for the three months ended June 30, 2023 as compared to a credit loss benefit of ($59) thousand for the three months ended June 30, 2022. Net loan charge-offs totaled $23 thousand for the three months ended June 30, 2023 compared to net loan charge-offs of $5 thousand for the three months ended June 30, 2022.

Noninterest Income and Expense

Noninterest income for the three months ended June 30, 2023 totaled $2.3 million compared to $2.4 million for the three months ended June 30, 2022, a decrease of 3%. The decrease in noninterest income was primarily due to fewer gains on sale of residential loans held for sale as refinancing volume has slowed.

Noninterest expense for the three months ended June 30, 2023 totaled $10.6 million compared to $9.9 million recorded for the three months ended June 30, 2022, an increase of 7%. The increase is primarily due to a wire fraud loss of $523 thousand recorded in the second quarter of 2023. The efficiency ratio was 77.6% for the second quarter of 2023 as compared to 61.5% in the second quarter of 2022.

Income Taxes

Income tax expense for the three months ended June 30, 2023 totaled $464 thousand compared to $2.0 million recorded for the three months ended June 30, 2022. The effective tax rate was 15% and 33% for the three months ended June 30, 2023 and 2022, respectively. The decrease in income tax expense and higher than expected tax rate in 2022 was due to a $780 thousand adjustment to deferred taxes for the reduction in future Iowa bank franchise tax rates enacted in the second quarter of 2022. The lower than expected tax rate in 2023 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Income Statement Review for the Six Months ended June 30, 2023 and 2022

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2023 and 2022:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$81,601	$2,172	5.32%	$71,366	$1,623	4.55%
Agricultural	91,164	2,960	6.49%	94,330	1,931	4.09%
Real estate	1,041,958	21,594	4.14%	964,033	17,670	3.67%
Consumer and other	16,388	346	4.22%	16,243	317	3.90%

Total loans (including fees)	1,231,111	27,072	4.40%	1,145,972	21,541	3.76%

Investment securities (2)
Taxable	668,622	6,404	1.92%	700,982	5,635	1.61%
Tax-exempt (3)	118,162	1,518	2.57%	137,223	1,708	2.49%
Total investment securities	786,784	7,922	2.01%	838,205	7,343	1.75%

Interest-bearing deposits with banks and federal funds sold	42,892	1,008	4.70%	105,482	425	0.81%

Total interest-earning assets	2,060,787	$36,002	3.49%	2,089,659	$29,309	2.81%

Noninterest-earning assets (2)	77,504			68,452

TOTAL ASSETS	$2,138,291			$2,158,111

(1) Average loan balances include nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.
(2) Average investment balances include unrealized gains and losses. In reports prior to June 30, 2023 investment unrealized gains and losses were included in noninterest-earning assets.
(3) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Six Months Ended June 30,

	2023			2022

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,248,688	$7,742	1.24%	$1,310,049	$1,307	0.20%
Time deposits	239,986	2,954	2.46%	211,217	767	0.73%
Total deposits	1,488,674	10,696	1.44%	1,521,266	2,074	0.27%
Other borrowed funds	106,822	2,016	3.77%	39,154	88	0.45%

Total interest-bearing liabilities	1,595,496	12,712	1.59%	1,560,420	2,162	0.28%

Noninterest-bearing liabilities
Noninterest-bearing checking	376,600			403,214
Other liabilities	10,583			8,702

Stockholders' equity	155,612			185,775

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,138,291			$2,158,111

Net interest income (FTE)(4)		$23,290			$27,147
Net interest spread (FTE)			1.90%			2.53%
Net interest margin (FTE)(4)			2.26%			2.60%

(4) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the six months ended June 30, 2023 and 2022, the Company's net interest margin adjusted for tax exempt income was 2.26% and 2.60%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2023 totaled $23.0 million compared to $26.8 million for the six months ended June 30, 2022.

For the six months ended June 30, 2023, interest income increased $6.7 million, or 23%, when compared to the same period in 2022. The increase is primarily due to higher average rates and growth in the loan portfolio.

Interest expense increased $10.6 million, or 488%, for the three months ended June 30, 2023 when compared to the same period in 2022. The higher interest expense for the period is primarily due to an increase in market rates on deposits. Since March 1, 2022, the Federal Open Market Committee has increased its target for the federal funds interest rate by 4.75%.

Credit Loss Expense (Benefit)

A credit loss expense of $308 thousand was recognized for the six months ended June 30, 2023 as compared to a credit loss benefit of ($186) thousand for the six months ended June 30, 2022. Net loan charge-offs totaled $181 thousand for the six months ended June 30, 2023 compared to net loan charge-offs of $15 thousand for the six months ended June 30, 2022. The credit loss expense in 2023 was primarily due to charge-offs in the agriculture and commercial loan portfolios. The credit loss benefit in 2022 was primarily due to a decline in loans outstanding from December 31, 2021.

Noninterest Income and Expense

Noninterest income for the six months ended June 30, 2023 totaled $4.6 million compared to $4.9 million for the six months ended June 30, 2022, a decrease of 7%. The decrease in noninterest income was primarily due to fewer gains on sale of residential loans held for sale as refinancing volume has slowed and a decrease in wealth management income primarily due to a decline in estate fees.

Noninterest expense for the six months ended June 30, 2023 totaled $20.3 million compared to $19.2 million recorded for the six months ended June 30, 2022, an increase of 6%. The increase is primarily due to a wire fraud loss of $523 thousand recorded in the second quarter of 2023 and normal increases in salaries and employee benefits. The efficiency ratio was 73.9% and 60.6% for the six months ended June 30, 2023 and 2022, respectively.

Income Taxes

Income tax expense for the six months ended June 30, 2023 totaled $1.1 million compared to $3.3 million recorded for the six months ended June 30, 2022. The effective tax rate was 16% and 26% for the six months ended June 30, 2023 and 2022, respectively. The decrease in income tax expense and higher than expected tax rate in 2022 was due to a $780 thousand adjustment to deferred taxes for the reduction in future Iowa bank franchise tax rates enacted in the second quarter of 2022. The lower than expected tax rate in 2023 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Balance Sheet Review

As of June 30, 2023, total assets were $2.17 billion, a $39.3 million increase compared to December 31, 2022. This increase in assets is primarily due to an increase in interest-bearing deposits in financial institutions and federal funds sold, funded by an increase in other borrowings.

Investment Portfolio

The investment portfolio totaled $758.5 million as of June 30, 2023, a decrease of $27.9 million from the December 31, 2022 balance of $786.4 million. The decrease in securities available-for-sale is primarily due to maturities of investments.

On a quarterly basis, the investment portfolio is reviewed for credit losses. As of June 30, 2023, gross unrealized losses of $75.7 million, are due to the interest rate environment and are not considered credit-related. Certain bonds in the investment portfolio may incur credit losses and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not have an allowance for credit losses on these investments as of June 30, 2023.

At June 30, 2023, the Company’s investment securities portfolio included securities issued by 281 government municipalities and agencies located within 30 states with a fair value of $273.4 million. At December 31, 2022, the Company’s investment securities portfolio included securities issued by 289 government municipalities and agencies located within 30 states with a fair value of $286.0 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Storm Lake, Iowa, general obligation bonds with a fair value of $4.9 million (approximately 1.8% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of June 30, 2023; the bonds are repayable from the levy of continuing annual tax on all the taxable property within the territory of the city of Storm Lake.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of June 30, 2023 and December 31, 2022 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2023		2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$59,776	$55,063	$66,168	$60,884
Texas	29,275	26,235	29,750	26,241
Nebraska	20,162	17,284	20,165	16,845
Washington	10,859	9,977	10,911	9,898
Oregon	10,154	9,363	11,049	10,079
Connecticut	8,701	8,043	8,701	7,936
Other (2023: 16 states; 2022: 16 states)	33,100	30,074	33,327	29,868

Total general obligation bonds	$172,027	$156,039	$180,071	$161,751

Revenue bonds:
Iowa	$49,613	$46,561	$57,330	$53,649
Texas	14,809	12,957	14,824	12,680
Nebraska	9,777	9,420	9,777	8,265
Other (2023: 23 states; 2022: 23 states)	54,347	48,478	55,177	49,658

Total revenue bonds	$128,546	$117,416	$137,108	$124,252

Total obligations of states and political subdivisions	$300,573	$273,455	$317,179	$286,003

As of June 30, 2023 and December 31, 2022, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 5 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2023		2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$30,112	$27,733	$31,768	$28,917
Water	20,750	18,998	21,754	19,792
College and universities, primarily dormitory revenues	19,369	17,429	19,550	17,368
Sewer	12,785	11,385	13,333	11,592
Leases	9,882	9,103	10,863	9,929
Other	35,648	32,768	39,840	36,654

Total revenue bonds by revenue source	$128,546	$117,416	$137,108	$124,252

Loan Portfolio

The loan portfolio, net of the allowance for credit losses, totaled $1.233 billion and $1.226 billion as of June 30, 2023 and December 31, 2022, respectively. The increase was primarily due to an increase in construction and commercial operating loans, offset in part by a decrease in agricultural operating loans.

Deposits

Deposits totaled $1.86 billion and $1.90 billion as of June 30, 2023 and December 31, 2022, respectively. The decrease in savings and money market accounts was partially offset by increases in time deposits as customers moved to higher yielding accounts. Estimated uninsured deposits excluding deposit accounts collateralized by pledged assets represented approximately 16% of total deposits as of June 30, 2023. Deposit balances fluctuate as customers’ liquidity needs vary at any given time and could be impacted by prevailing market interest rates, competition, and economic conditions.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which totaled $1.233 billion and $1.226 billion as of June 30, 2023 and December 31, 2022, respectively. Net loans comprise 57% of total assets as of June 30, 2023. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 0.93% at June 30, 2023, as compared to 1.19% at December 31, 2022. The Company’s level of problem loans as a percentage of total loans at June 30, 2023 of 0.93% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of March 31, 2023, of 0.33%, most recent available.

Substandard-Impaired loans totaled $10.7 million as of June 30, 2023 and have decreased $3.7 million as compared to the impaired loans of $14.4 million as of December 31, 2022. The decrease is primarily due to payments received during the year.

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

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of June 30, 2023, nonaccrual loans totaled $11.3 million and there were $318 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $14.7 million and no loans past due 90 days and still accruing as of December 31, 2022. The decrease in nonaccrual loans is primarily due to payments received during the year. There was no other real estate owned as of June 30, 2023 and December 31, 2022.

The watch and special mention loans classified as agricultural real estate and operating totaled $16.8 million as of June 30, 2023 as compared to $32.5 million as of December 31, 2022. The substandard and impaired loans in these categories totaled $4.8 million and $5.9 million as of June 30, 2023 and December 31, 2022, respectively. The decrease is primarily due to paydowns and a strong agricultural economy in 2023.

The watch and special mention loans classified as commercial real estate totaled $41.3 million as of June 30, 2023 as compared to $62.1 million as of December 31, 2022. The substandard and impaired commercial real estate loans totaled $22.8 million and $26.3 million as of June 30, 2023 and December 31, 2022, respectively. The decrease in substandard and impaired commercial real estate loans is primarily due to payments received during the year.

The allowance for credit losses as a percentage of outstanding loans as of June 30, 2023 was 1.31%, as compared to 1.26% at December 31, 2022. The allowance for credit losses totaled $16.3 million and $15.7 million as of June 30, 2023 and December 31, 2022, respectively. The increase in the allowance for credit losses is mainly due to the implementation of ASC 326.

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

As of June 30, 2023, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of June 30, 2023 and December 31, 2022 totaled $93.3 million and $27.9 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of June 30, 2023 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $301.7 million, with $19.0 million of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $111.2 million, with no outstanding federal fund purchase balances as of June 30, 2023. The Company had securities sold under agreements to repurchase totaling $48.1 million as of June 30, 2023.

The Federal Reserve Board created a new Bank Term Funding Program (BTFP), offering loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The BTFP allows for borrowing from the Federal Reserve Bank up to the par value of the pledged collateral and will provide an additional source of liquidity. The Company had $75 million borrowed under the BTFP as of June 30, 2023. The Company utilized the BTFP due to favorable lending terms as compared to other borrowings.

Total investments as of June 30, 2023 were $758.5 million compared to $786.4 million as of December 31, 2022. These investments provide the Company with liquidity since all of the investments are classified as available-for-sale as of June 30, 2023. The Company has $415.3 million of unpledged securities available-for-sale and interest-bearing deposits as of June 30, 2023. The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2023 totaled $10.5 million compared to $11.3 million for the six months ended June 30, 2022. The decrease of $787 thousand in cash provided by operating activities was primarily due to lower net income and fewer net proceeds from loans held for sale.

Net cash provided by (used in) investing activities for the six months ended June 30, 2023 was $28.8 million compared to ($63.5) million for the six months ended June 30, 2022. The increase of $92.3 million in cash provided by investing activities was primarily due to fewer purchases of investments.

Net cash provided by financing activities for the six months ended June 30, 2023 totaled $26.2 million compared to $37.8 million for the six months ended June 30, 2022. The decrease in cash provided by financing activities of $11.6 million was primarily due to a decrease in the change in deposits between periods and partially offset by proceeds from other borrowings. As of June 30, 2023, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $4.8 million and $5.1 million for the six months ended June 30, 2023 and 2022, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $2.7 million as of June 30, 2023.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

On June 9, 2022, the Company entered into a commitment with a contractor to remodel a branch in Ames, Iowa for $4.0 million. The Company has $1.2 million of the commitment remaining at June 30, 2023. No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of June 30, 2023 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2023 totaled $155.4 million and was $6.3 million more than the $149.1 million recorded as of December 31, 2022. The increase in stockholders’ equity was primarily the result of a decrease in unrealized losses on the investment portfolio and the retention of net income in excess of dividends. At June 30, 2023 and December 31, 2022, stockholders’ equity as a percentage of total assets was 7.1% and 7.0%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of June 30, 2023. Unrealized losses on the investment portfolio are excluded from regulatory capital.

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

In November, 2022, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of June 30, 2023, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2023.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

April 1, 2023 to April 30, 2023	-	$-	-	100,000

May 1, 2023 to May 31, 2023	-	$-	-	100,000

June 1, 2023 to June 30, 2023	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: August 8, 2023	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ John L. Pierschbacher

John L. Pierschbacher, Chief Financial Officer
(Principal Financial and Accounting Officer)