Form 10-Q
period 2023-09-30
AMES NATIONAL CORP
filed 2023-11-07
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, there were 8,992,167 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$21,992	$20,819
Interest-bearing deposits in financial institutions and federal funds sold	68,071	7,065
Total cash and cash equivalents	90,063	27,884
Interest-bearing time deposits	9,889	14,669
Securities available-for-sale	736,944	786,438
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	4,000	4,613
Loans receivable, net	1,231,893	1,226,011
Loans held for sale	428	154
Bank premises and equipment, net	21,828	18,895
Accrued income receivable	13,794	11,275
Bank-owned life insurance	3,111	3,054
Deferred income taxes, net	23,206	22,130
Intangible assets, net	1,543	1,931
Goodwill	12,424	12,424
Other assets	4,928	5,448

Total assets	$2,154,051	$2,134,926

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$371,691	$391,576
Interest-bearing checking	616,382	617,379
Savings and money market	567,461	675,031
Time, $250 and over	74,360	42,886
Other time	198,787	171,085
Total deposits	1,828,681	1,897,957

Securities sold under agreements to repurchase	60,941	40,676
Other borrowings	105,942	39,120
Dividends payable	2,428	2,428
Accrued interest payable	3,561	666
Accrued expenses and other liabilities	5,858	4,981
Total liabilities	2,007,411	1,985,828

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,992,167 shares as of September 30, 2023 and December 31, 2022	17,984	17,984
Additional paid-in capital	14,253	14,253
Retained earnings	180,724	179,931
Accumulated other comprehensive (loss)	(66,321)	(63,070)
Total stockholders' equity	146,640	149,098

Total liabilities and stockholders' equity	$2,154,051	$2,134,926

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Interest and dividend income:
Loans, including fees	$14,585	$11,688	$41,657	$33,229
Securities:
Taxable	3,152	3,226	9,556	8,861
Tax-exempt	549	641	1,748	1,990
Other interest and dividend income	476	250	1,484	675
Total interest income	18,762	15,805	54,445	44,755

Interest expense:
Deposits	6,518	1,847	17,214	3,921
Other borrowed funds	1,555	295	3,571	383
Total interest expense	8,073	2,142	20,785	4,304

Net interest income	10,689	13,663	33,660	40,451

Credit loss expense (benefit)	(274)	(520)	34	(706)

Net interest income after credit loss expense (benefit)	10,963	14,183	33,626	41,157

Noninterest income:
Wealth management income	1,157	1,063	3,507	3,589
Service fees	343	348	1,000	1,013
Securities gains, net	28	2	35	37
Gain on sale of loans held for sale	95	137	254	501
Merchant and card fees	404	462	1,249	1,362
Other noninterest income	333	274	884	716
Total noninterest income	2,360	2,286	6,929	7,218

Noninterest expense:
Salaries and employee benefits	5,902	5,731	17,751	17,092
Data processing	1,497	1,494	4,395	4,594
Occupancy expenses, net	671	674	2,273	2,097
FDIC insurance assessments	284	155	803	450
Professional fees	545	431	1,540	1,407
Business development	311	346	975	981
Intangible asset amortization	130	145	388	438
New market tax credit projects amortization	192	189	575	567
Other operating expenses, net	270	322	1,445	1,091
Total noninterest expense	9,802	9,487	30,145	28,717

Income before income taxes	3,521	6,982	10,410	19,658

Provision for income taxes	597	1,439	1,732	4,777

Net income	$2,924	$5,543	$8,678	$14,881

Basic and diluted earnings per share	$0.33	$0.62	$0.97	$1.64

Dividends declared per share	$0.27	$0.27	$0.81	$0.81

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$2,924	$5,543	$8,678	$14,881
Unrealized (losses) on securities before tax:
Unrealized holding (losses) arising during the period	(12,158)	(30,439)	(4,230)	(100,257)
Plus: reclassification adjustment for (gains) realized in net income	(28)	(2)	(35)	(37)
Other comprehensive (loss), before tax	(12,186)	(30,441)	(4,265)	(100,294)
Tax benefit related to other comprehensive income	2,901	7,246	1,016	24,517
Other income tax effects from tax reform	-	-	(2)	-
Other comprehensive (loss), net of tax	(9,285)	(23,195)	(3,251)	(75,777)
Comprehensive income (loss)	$(6,361)	$(17,652)	$5,427	$(60,896)

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share data)

					Accumulated
					Other
Three Months Ended September 30, 2023 and 2022					Comprehensive	Total
	Common Stock		Additional Paid-	Retained	(Loss), Net of	Stockholders'
	Shares	Amount	in Capital	Earnings	Taxes	Equity

Balance, June 30, 2022	8,992,167	$17,984	$14,253	$174,832	$(49,718)	$157,351
Net income	-	-	-	5,543	-	5,543
Other comprehensive (loss)	-	-	-	-	(23,195)	(23,195)
Cash dividends declared, $0.27 per share	-	-	-	(2,428)	-	(2,428)
Balance, September 30, 2022	8,992,167	$17,984	$14,253	$177,947	$(72,913)	$137,271

Balance, June 30, 2023	8,992,167	$17,984	$14,253	$180,228	$(57,036)	$155,429
Net income	-	-	-	2,924	-	2,924
Other income tax effects from tax reform	-	-	-	-	-	-
Other comprehensive (loss)	-	-	-	-	(9,285)	(9,285)
Cash dividends declared, $0.27 per share	-	-	-	(2,428)	-	(2,428)
Balance, September 30, 2023	8,992,167	$17,984	$14,253	$180,724	$(66,321)	$146,640

					Accumulated
					Other
Nine Months Ended September 30, 2023 and 2022					Comprehensive	Total
	Common Stock		Additional Paid-	Retained	Income (Loss),	Stockholders'
	Shares	Amount	in Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2021	9,092,167	$18,184	$16,353	$170,377	$2,864	$207,778
Net income	-	-	-	14,881	-	14,881
Other comprehensive (loss)	-	-	-	-	(75,777)	(75,777)
Repurchase and retirement of stock	(100,000)	(200)	(2,100)	-	-	(2,300)
Cash dividends declared, $0.81 per share	-	-	-	(7,311)	-	(7,311)
Balance, September 30, 2022	8,992,167	$17,984	$14,253	$177,947	$(72,913)	$137,271

Balance, December 31, 2022	8,992,167	$17,984	$14,253	$179,931	$(63,070)	$149,098
Cumulative change in accounting principle	-	-	-	(603)	-	(603)
Net income	-	-	-	8,678	-	8,678
Other income tax effects from tax reform	-	-	-	2	-	2
Other comprehensive (loss)	-	-	-	-	(3,251)	(3,251)
Cash dividends declared, $0.81 per share	-	-	-	(7,284)	-	(7,284)
Balance, September 30, 2023	8,992,167	$17,984	$14,253	$180,724	$(66,321)	$146,640

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Nine Months Ended September 30, 2023 and 2022

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,678	$14,881
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit) for loans	80	(706)
Credit loss expense (benefit) for off-balance sheet credit exposures	(46)	131
Amortization of securities available-for-sale and loans, net	1,189	1,729
Amortization of intangible assets	388	438
Depreciation	918	1,064
Deferred income taxes	127	985
Securities (gains), net	(35)	(37)
Increase in cash value of bank-owned life insurance	(57)	(51)
(Gain) on sales of loans held for sale	(254)	(501)
Proceeds from loans held for sale	13,463	22,904
Originations of loans held for sale	(13,483)	(22,870)
(Gain) on sale and disposal of premises and equipment, net	-	(76)
Amortization of investment in New Markets Tax Credit projects	575	567
Change in assets and liabilities:
(Increase) in accrued income receivable	(2,519)	(1,949)
(Increase) in other assets	(28)	(1,059)
Increase (decrease) in accrued expenses and other liabilities	3,818	(450)
Net cash provided by operating activities	12,814	15,000

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing time deposits	4,780	1,512
Purchase of securities available-for-sale	(3,779)	(138,006)
Proceeds from sale of securities available-for-sale	2,069	10,548
Proceeds from maturities and calls of securities available-for-sale	45,616	72,304
Purchase of FHLB stock	(14,941)	(5,946)
Proceeds from the redemption of FHLB and FRB stock	15,554	5,227
Net (increase) in loans	(6,617)	(29,997)
Purchase of premises and equipment	(3,844)	(1,754)
Proceeds from the sale of premises and equipment	-	125
Net cash provided by (used in) investing activities	38,838	(85,987)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in deposits	(69,276)	(5,008)
Increase in securities sold under agreements to repurchase	20,265	1,218
Payments on other borrowings	(88,758)	(3,150)
Proceeds from other borrowings	191,000	4,000
Net payments on FHLB short-term borrowings	(35,420)	23,600
Dividends paid	(7,284)	(7,247)
Stock repurchases	-	(2,300)
Net cash provided by financing activities	10,527	11,113

Net increase (decrease) in cash and cash equivalents	62,179	(59,874)

CASH AND CASH EQUIVALENTS
Beginning	27,884	89,129
Ending	$90,063	$29,255

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)

(in thousands)

Nine Months Ended September 30, 2023 and 2022

	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$17,890	$4,553
Income taxes	1,485	3,603

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2022 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of September 30, 2023.

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

Accrued interest receivable on AFS debt securities totaled $4.1 million at September 30, 2023 and is excluded from the estimate of credit losses.

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

Loans Held For Investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $9.7 million at September 30, 2023 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

New and Pending Accounting Pronouncements:

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method. ASU 2022-01 further clarifies certain targeted improvements to the optional hedge accounting model that were made under ASU 2017-12. ASU 2022-01 expands the last-of-layer method and renames this method to portfolio layer method to reflect this expansion, as well as expanding the scope of the portfolio layer method to include nonprepayable financial assets. It also specifies eligible hedging instruments and provides additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method. ASU 2022-01 permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. ASU 2022-01 became effective for the Company on January 1, 2023. The adoption of ASU 2022-01 did not have a material impact on the Company’s consolidated financial statements.

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

On August 9, 2023, the Company declared a cash dividend on its common stock, payable on November 15, 2023 to stockholders of record as of November 1, 2023, equal to $0.27 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended September 30, 2023 and 2022 was 8,992,167. The weighted average outstanding shares for the nine months ended September 30, 2023 and 2022 were 8,992,167 and 9,047,308, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of September 30, 2023 and December 31, 2022 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2023
Assets
Securities available-for-sale
U.S. government treasuries	$202,522	$202,522	$-	$-
U.S. government agencies	98,049	-	98,049	-
U.S. government mortgage-backed securities	101,552	-	101,552	-
State and political subdivisions	265,299	-	265,299	-
Corporate bonds	69,522	-	69,522	-
Loans receivable	8,045	-	8,045	-
Derivative financial instruments	1,565	-	1,565	-

Liabilities
Derivative financial instruments	$199	$-	$199	$-

2022
Assets
Securities available-for-sale
U.S. government treasuries	$207,597	$207,597	$-	$-
U.S. government agencies	100,933	-	100,933	-
U.S. government mortgage-backed securities	116,741	-	116,741	-
State and political subdivisions	286,003	-	286,003	-
Corporate bonds	75,164	-	75,164	-
Loans receivable	8,494	-	8,494	-
Derivative financial instruments	1,096	-	1,096	-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2023

Loans receivable	$268	$-	$-	$268

2022

Loans receivable	$304	$-	$-	$304

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	2023
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$268	Evaluation of collateral	Estimation of value	NM*

	2022
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$304	Evaluation of collateral	Estimation of value	NM*

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

		2023		2022
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$90,063	$90,063	$27,884	$27,884
Interest-bearing time deposits	Level 1	9,889	9,221	14,669	14,340
Securities available-for-sale	See previous table	736,944	736,944	786,438	786,438
FHLB and FRB stock	Level 2	4,000	4,000	4,613	4,613
Loans receivable, net	Level 2	1,231,893	1,173,464	1,226,011	1,170,948
Loans held for sale	Level 2	428	428	154	154
Accrued income receivable	Level 1	13,794	13,794	11,275	11,275
Derivative financial instruments	Level 2	1,565	1,565	1,096	1,096
Financial liabilities:
Deposits	Level 2	$1,828,681	$1,828,256	$1,897,957	$1,895,473
Securities sold under agreements to repurchase	Level 1	60,941	60,941	40,676	40,676
Other borrowings	Level 2	105,942	105,117	39,120	38,991
Accrued interest payable	Level 1	3,561	3,561	666	666
Derivative financial instruments	Level 2	199	199	-	-

The methodologies used to determine fair value as of September 30, 2023 did not change from the methodologies described in the December 31, 2022 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of September 30, 2023 and December 31, 2022 are summarized below (in thousands):

2023:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$221,032	$-	$(18,510)	$202,522
U.S. government agencies	107,597	2	(9,550)	98,049
U.S. government mortgage-backed securities	119,999	3	(18,450)	101,552
State and political subdivisions	298,962	6	(33,669)	265,299
Corporate bonds	77,177	-	(7,655)	69,522
	$824,767	$11	$(87,834)	$736,944

2022:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$227,065	$-	$(19,468)	$207,597
U.S. government agencies	110,370	4	(9,441)	100,933
U.S. government mortgage-backed securities	133,205	4	(16,468)	116,741
State and political subdivisions	317,179	27	(31,203)	286,003
Corporate bonds	82,177	7	(7,020)	75,164
	$869,996	$42	$(83,600)	$786,438

The amortized cost and fair value of debt securities available-for-sale as of September 30, 2023, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$78,232	$76,604
Due after one year through five years	403,015	368,300
Due after five years through ten years	214,556	183,416
Due after ten years	8,965	7,072
	$704,768	$635,392
U.S. government mortgage-backed securities	119,999	101,552
Total	$824,767	$736,944

The Company's investment portfolio had an expected duration of 3.64 years as of September 30, 2023.

Securities with a carrying value of $367.6 million and $256.7 million at September 30, 2023 and December 31, 2022, respectively, were pledged on public deposits, securities sold under agreements to repurchase, other borrowings and for other purposes as required or permitted by law.

The proceeds and gains on securities available-for-sale for the three and nine months ended September 30, 2023 and 2022 are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Proceeds from sales of securities available-for-sale	$716	$10,013	$2,069	$10,548
Gross realized gains on securities available-for-sale	62	25	73	60
Gross realized losses on securities available-for-sale	(34)	(23)	(38)	(23)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
2023:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	$202,522	$(18,510)	$202,522	$(18,510)
U.S. government agencies	1,934	(64)	95,544	(9,486)	97,478	(9,550)
U.S. government mortgage-backed securities	816	(34)	100,453	(18,416)	101,269	(18,450)
State and political subdivisions	17,036	(662)	246,247	(33,007)	263,283	(33,669)
Corporate bonds	4,033	(177)	65,489	(7,478)	69,522	(7,655)
	$23,819	$(937)	$710,255	$(86,897)	$734,074	$(87,834)

	Less than 12 Months		12 Months or More		Total
2022:	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$57,882	$(3,960)	$147,215	$(15,508)	$205,097	$(19,468)
U.S. government agencies	61,821	(4,293)	38,492	(5,148)	100,313	(9,441)
U.S. government mortgage-backed securities	45,440	(4,393)	70,854	(12,075)	116,294	(16,468)
State and political subdivisions	181,640	(14,556)	97,907	(16,647)	279,547	(31,203)
Corporate bonds	59,293	(4,281)	13,382	(2,739)	72,675	(7,020)
	$406,076	$(31,483)	$367,850	$(52,117)	$773,926	$(83,600)

Gross unrealized losses on debt securities totaled $87.8 million as of September 30, 2023. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. Management concluded that the gross unrealized losses on debt securities were temporary. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

7.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	2023	2022

Real estate - construction	$64,734	$51,253
Real estate - 1 to 4 family residential	280,443	285,107
Real estate - multi-family	193,197	185,784
Real estate - commercial	345,647	353,285
Real estate - agricultural	161,963	159,448
Commercial	87,004	77,265
Agricultural	98,820	113,355
Consumer and other	16,300	16,211
	1,248,108	1,241,708
Unallocated portfolio layer basis adjustments[1]	(97)	-
Less allowance for credit losses	(16,118)	(15,697)
Loans receivable, net	$1,231,893	$1,226,011

1 This amount represents portfolio layer method basis adjustments related to loans hedged in a closed portfolio. Under the portfolio layer method basis adjustments are not allocated to individual loans, however, the amounts impact the net loan balance. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See Note 11 (“Derivative Financial Instruments”) for additional information.

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

Activity in the allowance for credit losses, on a disaggregated basis, for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30, 2023
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2023	$412	$3,357	$2,524	$5,033	$1,214	$2,014	$1,358	$407	$16,319
Credit loss expense (benefit) [1]	4	(100)	(29)	(35)	15	(142)	40	42	(205)
Recoveries of loans charged-off	-	1	-	-	-	2	-	1	4
Loans charged-off	-	-	-	-	-	-	-	-	-
Balance, September 30, 2023	$416	$3,258	$2,495	$4,998	$1,229	$1,874	$1,398	$450	$16,118

(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $69 thousand related to off-balance sheet credit exposures.

	Nine Months Ended September 30, 2023
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2022	$730	$3,028	$2,493	$4,742	$1,625	$1,153	$1,705	$221	$15,697
Impact of adopting ASC 326	(395)	242	(24)	513	(398)	449	(61)	192	518
Credit loss expense (benefit) [1]	81	(15)	26	(262)	2	301	(82)	29	80
Recoveries of loans charged-off	-	3	-	5	-	8	-	8	24
Loans charged-off	-	-	-	-	-	(37)	(164)	-	(201)
Balance, September 30, 2023	$416	$3,258	$2,495	$4,998	$1,229	$1,874	$1,398	$450	$16,118

(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $46 thousand related to off-balance sheet credit exposures.

	Three Months Ended September 30, 2022
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2022	$606	$2,920	$2,517	$5,843	$1,692	$1,125	$1,484	$233	$16,420
Credit loss expense (benefit)	(2)	83	(207)	(285)	(94)	(25)	24	(14)	(520)
Recoveries of loans charged-off	-	4	-	1	-	1	-	-	6
Loans charged-off	-	-	-	-	-	(2)	(7)	-	(9)
Balance, September 30, 2022	$604	$3,007	$2,310	$5,559	$1,598	$1,099	$1,501	$219	$15,897

	Nine Months Ended September 30, 2022
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2021	$675	$2,752	$2,501	$5,905	$1,584	$1,170	$1,836	$198	$16,621
Credit loss expense (benefit)	(71)	257	(191)	(348)	14	(72)	(328)	33	(706)
Recoveries of loans charged-off	-	8	-	2	-	3	-	4	17
Loans charged-off	-	(10)	-	-	-	(2)	(7)	(16)	(35)
Balance, September 30, 2022	$604	$3,007	$2,310	$5,559	$1,598	$1,099	$1,501	$219	$15,897

The following table shows the balance in the allowance for credit losses at September 30, 2023, and December 31, 2022, disaggregated on the basis of measurement methodology (in thousands). As of September 30, 2023, loans individually assessed are collateral dependent and in the process of foreclosure or no longer share the same risk characteristics of the other loans in the pool. All other loans are collectively evaluated for losses. Loans individually evaluated were considered impaired at December 31, 2022.

2023		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for credit losses	$-	$81	$-	$-	$-	$95	$53	$14	$243
Collectively evaluated for credit losses	416	3,177	2,495	4,998	1,229	1,779	1,345	436	15,875
Balance September 30, 2023	$416	$3,258	$2,495	$4,998	$1,229	$1,874	$1,398	$450	$16,118

2022		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for credit losses	$-	$10	$-	$-	$-	$-	$68	$17	$95
Collectively evaluated for credit losses	730	3,018	2,493	4,742	1,625	1,153	1,637	204	15,602
Balance December 31, 2022	$730	$3,028	$2,493	$4,742	$1,625	$1,153	$1,705	$221	$15,697

The following table shows the loans receivable balance at September 30, 2023, and December 31, 2022, disaggregated on the basis of measurement methodology (in thousands). As of September 30, 2023, loans individually assessed are collateral dependent and in the process of foreclosure or no longer share the same risk characteristics of the other loans in the pool. All other loans are collectively evaluated for losses. Loans individually evaluated were considered impaired at December 31, 2022.

2023		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for credit losses	$-	$990	$2,948	$9,177	$478	$272	$726	$14	$14,605
Collectively evaluated for credit losses	64,734	279,453	190,249	336,470	161,485	86,732	98,094	16,286	1,233,503

Balance September 30, 2023	$64,734	$280,443	$193,197	$345,647	$161,963	$87,004	$98,820	$16,300	$1,248,108

2022		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Individually evaluated for credit losses	$-	$805	$-	$12,853	$165	$200	$342	$21	$14,386
Collectively evaluated for credit losses	51,253	284,302	185,784	340,432	159,283	77,065	113,013	16,190	1,227,322

Balance December 31, 2022	$51,253	$285,107	$185,784	$353,285	$159,448	$77,265	$113,355	$16,211	$1,241,708

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
September 30, 2023	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	990	-	-	990	81
Real estate - multi-family	2,948	-	-	2,948	-
Real estate - commercial	9,195	-	-	9,195	-
Real estate - agricultural	478	-	-	478	-
Commercial	120	-	98	218	95
Agricultural	245	39	442	726	53
Consumer and other	-	-	-	-	-

	$13,976	$39	$540	$14,555	$229

Pre-ASC 326 (CECL) adoption impaired loan information as of December 31, 2022 (in thousands):

	2022
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no specific reserve recorded:
Real estate - construction	$-	$-	$-
Real estate - 1 to 4 family residential	687	721	-
Real estate - multi-family	-	-	-
Real estate - commercial	12,853	13,578	-
Real estate - agricultural	165	194	-
Commercial	200	249	-
Agricultural	78	88	-
Consumer and other	4	7	-
Total loans with no specific reserve:	13,987	14,837	-

With an allowance recorded:
Real estate - construction	-	-	-
Real estate - 1 to 4 family residential	118	123	10
Real estate - multi-family	-	-	-
Real estate - commercial	-	-	-
Real estate - agricultural	-	-	-
Commercial	-	-	-
Agricultural	264	294	68
Consumer and other	17	19	17
Total loans with specific reserve:	399	436	95

Total
Real estate - construction	-	-	-
Real estate - 1 to 4 family residential	805	844	10
Real estate - multi-family	-	-	-
Real estate - commercial	12,853	13,578	-
Real estate - agricultural	165	194	-
Commercial	200	249	-
Agricultural	342	382	68
Consumer and other	21	26	17

	$14,386	$15,273	$95

Average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no specific reserve recorded:
Real estate - construction	$-	$-	$-	$-
Real estate - 1 to 4 family residential	781	39	722	55
Real estate - multi-family	-	-	-	-
Real estate - commercial	1,929	-	1,026	-
Real estate - agricultural	170	-	357	14
Commercial	242	-	234	5
Agricultural	39	-	164	-
Consumer and other	6	-	5	-
Total loans with no specific reserve:	3,167	39	2,508	74

With an allowance recorded:
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	98	-	206	1
Real estate - multi-family	-	-	-	-
Real estate - commercial	9,500	-	9,584	-
Real estate - agricultural	-	-	-	-
Commercial	17	1	43	1
Agricultural	286	-	299	-
Consumer and other	19	-	20	-
Total loans with specific reserve:	9,920	1	10,152	2

Total
Real estate - construction	-	-	-	-
Real estate - 1 to 4 family residential	879	39	928	56
Real estate - multi-family	-	-	-	-
Real estate - commercial	11,429	-	10,610	-
Real estate - agricultural	170	-	357	14
Commercial	259	1	277	6
Agricultural	325	-	463	-
Consumer and other	25	-	25	-

	$13,087	$40	$12,660	$76

The interest foregone on nonaccrual loans for the three months ended September 30, 2023 and 2022 was approximately $224 thousand. The interest foregone on nonaccrual loans for the nine months ended September 30, 2023 and 2022 was approximately $569 thousand and $535 thousand, respectively.

Nonaccrual loans at September 30, 2023 and December 31, 2022 were $14.6 million and $14.7 million, respectively.

The Company made three loan modifications to borrowers experiencing financial difficulty for the nine months ended September 30, 2023.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Term Extension
	Amortized Cost Basis at	% of Total Class of
	September 30, 2023	Financing Receivable
Loan Type
Agricultural	$415	0.4%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect

Agricultural	Added a weighted-average 7.7 years to the life of loans, which reduced monthly payment amounts for the borrowers

There were no loan modifications made to borrowers experiencing financial difficulty for which there was a payment default within twelve months following the modification as of September 30, 2023. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

The Company had loans meeting the definition of a troubled debt restructuring (TDR) of $10.7 million as of December 31, 2022, all of which were included in impaired and nonaccrual loans.

During the three and nine months ended September 30, 2022, the Company did not grant any concessions to borrowers facing financial difficulties.

There were no TDR loans that had payment defaults during the twelve months ended September 30, 2023. The Company considers TDR loans to have payment default when it is past due 60 days or more.

There were no net charge-offs related to TDRs for the three and nine months ended September 30, 2022. No additional specific reserve was provided for the three and nine months ended September 30, 2022.

An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2023 and December 31, 2022, is as follows (in thousands):

2023		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$66	$66	$64,668	$64,734	$66
Real estate - 1 to 4 family residential	1,004	218	1,222	279,221	280,443	70
Real estate - multi-family	1,290	-	1,290	191,907	193,197	-
Real estate - commercial	226	-	226	345,421	345,647	-
Real estate - agricultural	196	-	196	161,767	161,963	-
Commercial	471	3	474	86,530	87,004	-
Agricultural	30	599	629	98,191	98,820	599
Consumer and other	43	-	43	16,257	16,300	-

	$3,260	$886	$4,146	$1,243,962	$1,248,108	$735

2022		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$66	$-	$66	$51,187	$51,253	$-
Real estate - 1 to 4 family residential	944	11	955	284,152	285,107	-
Real estate - multi-family	-	-	-	185,784	185,784	-
Real estate - commercial	2,362	1,399	3,761	349,524	353,285	-
Real estate - agricultural	185	-	185	159,263	159,448	-
Commercial	592	7	599	76,666	77,265	-
Agricultural	218	30	248	113,107	113,355	-
Consumer and other	37	4	41	16,170	16,211	-

	$4,404	$1,451	$5,855	$1,235,853	$1,241,708	$-

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

Ratings 1, 2 and 3 - These ratings include “Pass” loans of average to excellent credit quality borrowers. These borrowers generally have significant capital strength, moderate leverage and stable earnings and growth commensurate to their relative risk rating. These ratings are reviewed at least annually. These ratings also include performing loans of less than $100,000.

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

The following tables show the risk category of loans by loan category and year of origination as of September 30, 2023 (in thousands):

September 30, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real estate - construction
Pass	$28,654	$28,615	$803	$781	$-	$362	$5,224	$64,439
Watch	81	-	-	214	-	-	-	295
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-	-	-
Total	$28,735	$28,615	$803	$995	$-	$362	$5,224	$64,734

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$41,845	$66,652	$60,616	$49,423	$8,787	$19,085	$17,444	$263,852
Watch	1,919	303	10,560	1,288	-	463	6	14,539
Special Mention	-	-	-	-	-	-	-	-
Substandard	21	18	928	-	33	62	-	1,062
Substandard-Impaired	118	-	509	-	217	146	-	990
Total [1]	$43,903	$66,973	$72,613	$50,711	$9,037	$19,756	$17,450	$280,443

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$16,246	$52,323	$48,280	$41,082	$13,727	$708	$1,271	$173,637
Watch	4,602	1,434	8,254	-	-	-	-	14,290
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	2,322	-	-	-	2,322
Substandard-Impaired	1,290	-	-	-	1,658	-	-	2,948
Total	$22,138	$53,757	$56,534	$43,404	$15,385	$708	$1,271	$193,197

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$30,337	$74,315	$51,886	$66,712	$20,207	$14,211	$5,119	$262,787
Watch	1,543	3,045	21,045	14,359	588	947	2,838	44,365
Special Mention	-	-	11,950	3,034	1,052	-	-	16,036
Substandard	-	10,376	-	2,412	-	494	-	13,282
Substandard-Impaired	8,707	-	103	-	367	-	-	9,177
Total	$40,587	$87,736	$84,984	$86,517	$22,214	$15,652	$7,957	$345,647

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$19,238	$31,238	$33,794	$28,677	$6,254	$23,710	$2,091	$145,002
Watch	1,168	381	2,293	4,837	333	3,388	-	12,400
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,310	1,439	121	1,025	-	508	-	4,403
Substandard-Impaired	-	-	158	-	-	-	-	158
Total	$21,716	$33,058	$36,366	$34,539	$6,587	$27,606	$2,091	$161,963

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

September 30, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$18,922	$13,789	$11,297	$2,301	$2,508	$1,609	$29,593	$80,019
Watch	987	200	307	470	102	151	2,919	5,136
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	270	-	425	-	-	882	1,577
Substandard-Impaired	98	-	6	95	-	73	-	272
Total	$20,007	$14,259	$11,610	$3,291	$2,610	$1,833	$33,394	$87,004

Current-period gross writeoffs	$-	$-	$-	$33	$-	$4	$-	$37

Agricultural
Pass	$10,606	$8,921	$5,985	$3,210	$528	$770	$58,176	$88,196
Watch	2,365	477	506	19	18	194	5,288	8,867
Special Mention	-	-	-	-	-	-	-	-
Substandard	209	14	26	61	-	-	1,060	1,370
Substandard-Impaired	129	-	258	-	-	-	-	387
Total	$13,309	$9,412	$6,775	$3,290	$546	$964	$64,524	$98,820

Current-period gross writeoffs	$-	$74	$90	$-	$-	$-	$-	$164

Consumer and other
Pass	$5,606	$4,179	$2,956	$2,202	$458	$755	$99	$16,255
Watch	-	-	-	-	-	-	-	-
Special Mention	-	-	-	-	-	-	-	-
Substandard	31	-	-	-	-	-	-	31
Substandard-Impaired	-	-	-	14	-	-	-	14
Total	$5,637	$4,179	$2,956	$2,216	$458	$755	$99	$16,300

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Total loans
Pass	$171,454	$280,032	$215,617	$194,388	$52,469	$61,210	$119,017	$1,094,187
Watch	12,665	5,840	42,965	21,187	1,041	5,143	11,051	99,892
Special Mention	-	-	11,950	3,034	1,052	-	-	16,036
Substandard	1,571	12,117	1,075	6,245	33	1,064	1,942	24,047
Substandard-Impaired	10,342	-	1,034	109	2,242	219	-	13,946
Total	$196,032	$297,989	$272,641	$224,963	$56,837	$67,636	$132,010	$1,248,108

Current-period gross writeoffs	$-	$74	$90	$33	$-	$4	$-	$201

The credit risk profile by internally assigned grade, on a disaggregated basis, as of December 31, 2022 is as follows (in thousands):

December 31, 2022	Construction	Multi-family	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$51,253	$174,048	$264,898	$136,043	$69,872	$98,415	$794,529
Watch	-	9,344	62,076	18,324	5,392	14,146	109,282
Special Mention	-	-	-	-	116	-	116
Substandard	-	2,392	13,458	4,916	1,685	452	22,903
Substandard-Impaired	-	-	12,853	165	200	342	13,560

	$51,253	$185,784	$353,285	$159,448	$77,265	$113,355	$940,390

The credit risk profile based on payment activity, on a disaggregated basis, as of December 31, 2022 is as follows (in thousands):

December 31, 2022	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$284,302	$16,190	$300,492
Non-performing	805	21	826

	$285,107	$16,211	$301,318

8.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at September 30, 2023 and December 31, 2022 (in thousands):

	2023		2022
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$4,883	$6,411	$4,539
Customer list	535	520	535	476

Total	$6,946	$5,403	$6,946	$5,015

The weighted average remaining life of the intangible assets is approximately 3 years as of September 30, 2023 and December 31, 2022.

The following sets forth the activity related to the intangible assets for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Beginning intangible assets, net	$1,673	$2,212	$1,931	$2,505
Amortization	(130)	(145)	(388)	(438)

Ending intangible assets, net	$1,543	$2,067	$1,543	$2,067

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2023	115
2024	337
2025	300
2026	268
2027	240
2028	190
After	93

Total	$1,543

9.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of September 30, 2023 and December 31, 2022 (in thousands):

	2023	2022
Securities sold under agreements to repurchase:
U.S. government treasuries	$18,862	$12,555
U.S. government agencies	46,741	39,226
U.S. government mortgage-backed securities	7,670	9,133

Total pledged collateral	$73,273	$60,914

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

10.	Borrowings

On August 15, 2023, the Company borrowed $400 thousand on a credit agreement with a commercial bank. Principal and interest is payable quarterly over 15 years. The interest rate is fixed at 6.5% for five years and variable beginning September 15, 2028. The outstanding balance was $392 thousand as of September 30, 2023. The note is secured by property in Ames, Iowa.

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. Interest is payable quarterly over four years. Required principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35% and the outstanding balance as of September 30, 2023 and December 31, 2022 was $3.25 million and $3.7 million, respectively. The note is secured by property in West Des Moines, Iowa.

The Company had $19.0 million of short-term FHLB advances as of September 30, 2023 and $35.4 million of short-term FHLB advances as of December 31, 2022.

The Federal Reserve Board created the Bank Term Funding Program (BTFP) in 2023, offering loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The BTFP allows for borrowing from the Federal Reserve Bank up to the par value of the pledged collateral. The Company had $83.3 million borrowed under the BTFP as of September 30, 2023.

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

During the third quarter of 2023, the Company executed an interest rate swap designated as a fair value hedge with an original notional amount of $25.0 million to convert certain long-term fixed rate 1-4 family loans to floating rates to hedge interest rate risk exposure using the portfolio layer method.

The portfolio layer method allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors that would affect the timing and amount of cash flow. The fair value portfolio level basis adjustment on the hedged loans has not been attributed to the individual loans on the consolidated balance sheet.

The Company was required to pledge $0.7 million and $1.0 million of securities as collateral for these fair value hedges at September 30, 2023, and December 31, 2022, respectively.

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at September 30, 2023, and December 31, 2022 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2023
Interest rate swaps	$34,028	$1,366	Other assets
December 31, 2022
Interest rate swaps	$9,314	$1,096	Other assets

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship at September 30, 2023, and December 31, 2022 (in thousands):

			Cumulative Amount of Fair Value
	Location in the consolidated	Carrying Amount of	Hedging Adjustment Included in
	balance sheet	the Hedged Assets	Carrying Amount of Hedged Assets
September 30, 2023
Interest rate swaps	Loans receivable, net	$58,985	$(1,366
December 31, 2022
Interest rate swaps	Loans receivable, net	$8,494	$(1,096

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. The Company posted collateral of $415 thousand at September 30, 2023 and was not required to post collateral at December 31, 2022, related to these back-to-back swaps. The Company's counterparties were not required to pledge collateral at September 30, 2023 and December 31, 2022. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and nine months ended September 30, 2023, and September 30, 2022, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at September 30, 2023, and December 31, 2022 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
September 30, 2023
Customer interest rate swaps	$11,373	$199	Other assets	7.33%	5.62%
Customer interest rate swaps	11,373	(199)	Other liabilities	5.62%	7.33%
December 31, 2022
Customer interest rate swaps	$-	$-	Other assets	0.00%	0.00%
Customer interest rate swaps	-	-	Other liabilities	0.00%	0.00%

12.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since December 31, 2022 is due primarily to the increase in unrealized losses on investment securities.

13.	Commitments, Contingencies and Concentrations of Credit Risk

On June 9, 2022, the Company entered into a commitment with a contractor to remodel a branch in Ames, Iowa for $4.0 million. There was $0.5 million remaining on the commitment as of September 30, 2023.

14.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of September 30, 2023.

The Company and the Banks’ capital amounts and ratios as of September 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2023:
Total capital (to risk-weighted assets):
Consolidated	$217,473	14.1%	$161,572	10.50%	N/A	N/A
Boone Bank & Trust	16,212	13.7	12,381	10.50	11,791	10.0%
First National Bank	111,884	14.0	83,616	10.50	79,635	10.0
Iowa State Savings Bank	26,454	16.2	17,163	10.50	16,346	10.0
Reliance State Bank	28,670	12.0	25,044	10.50	23,851	10.0
State Bank & Trust	22,184	16.1	14,443	10.50	13,755	10.0
United Bank & Trust	12,976	16.0	8,524	10.50	8,119	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$200,329	13.0%	$130,796	8.50%	N/A	N/A
Boone Bank & Trust	15,342	13.0	10,023	8.50	9,433	8.0%
First National Bank	102,720	12.9	67,689	8.50	63,708	8.0
Iowa State Savings Bank	24,508	15.0	13,894	8.50	13,077	8.0
Reliance State Bank	25,974	10.9	20,273	8.50	19,081	8.0
State Bank & Trust	20,700	15.0	11,692	8.50	11,004	8.0
United Bank & Trust	12,003	14.8	6,901	8.50	6,495	8.0

Tier 1 capital (to average-assets):
Consolidated	$200,329	9.0%	$88,779	4.00%	N/A	N/A
Boone Bank & Trust	15,342	9.6	6,363	4.00	7,954	5.0%
First National Bank	102,720	8.9	46,107	4.00	57,634	5.0
Iowa State Savings Bank	24,508	9.9	9,949	4.00	12,436	5.0
Reliance State Bank	25,974	8.4	12,340	4.00	15,426	5.0
State Bank & Trust	20,700	9.5	8,682	4.00	10,853	5.0
United Bank & Trust	12,003	9.4	5,082	4.00	6,353	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$200,329	13.0%	$107,714	7.00%	N/A	N/A
Boone Bank & Trust	15,342	13.0	8,254	7.00	7,664	6.5%
First National Bank	102,720	12.9	55,744	7.00	51,762	6.5
Iowa State Savings Bank	24,508	15.0	11,442	7.00	10,625	6.5
Reliance State Bank	25,974	10.9	16,696	7.00	15,503	6.5
State Bank & Trust	20,700	15.0	9,629	7.00	8,941	6.5
United Bank & Trust	12,003	14.8	5,683	7.00	5,277	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2022:
Total capital (to risk-weighted assets):
Consolidated	$215,799	14.1%	$160,370	10.50%	N/A	N/A
Boone Bank & Trust	15,962	12.9	12,984	10.50	12,366	10.0%
First National Bank	110,887	14.2	82,089	10.50	78,180	10.0
Iowa State Savings Bank	25,398	15.5	17,210	10.50	16,390	10.0
Reliance State Bank	28,385	12.4	24,103	10.50	22,955	10.0
State Bank & Trust	22,011	14.7	15,716	10.50	14,968	10.0
United Bank & Trust	12,633	15.1	8,759	10.50	8,342	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$199,069	13.0%	$129,823	8.50%	N/A	N/A
Boone Bank & Trust	14,990	12.1	10,511	8.50	9,893	8.0%
First National Bank	101,976	13.0	66,453	8.50	62,544	8.0
Iowa State Savings Bank	24,113	14.7	13,932	8.50	13,112	8.0
Reliance State Bank	25,647	11.2	19,512	8.50	18,364	8.0
State Bank & Trust	20,392	13.6	12,723	8.50	11,974	8.0
United Bank & Trust	11,677	14.0	7,090	8.50	6,673	8.0

Tier 1 capital (to average-assets):
Consolidated	$199,069	9.1%	$87,392	4.00%	N/A	N/A
Boone Bank & Trust	14,990	8.7	6,868	4.00	8,585	5.0%
First National Bank	101,976	8.9	45,582	4.00	56,978	5.0
Iowa State Savings Bank	24,113	9.3	10,423	4.00	13,029	5.0
Reliance State Bank	25,647	8.5	12,001	4.00	15,001	5.0
State Bank & Trust	20,392	9.1	8,932	4.00	11,165	5.0
United Bank & Trust	11,677	8.9	5,274	4.00	6,592	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$199,069	13.0%	$106,913	7.00%	N/A	N/A
Boone Bank & Trust	14,990	12.1	8,656	7.00	8,038	6.5%
First National Bank	101,976	13.0	54,726	7.00	50,817	6.5
Iowa State Savings Bank	24,113	14.7	11,473	7.00	10,654	6.5
Reliance State Bank	25,647	11.2	16,069	7.00	14,921	6.5
State Bank & Trust	20,392	13.6	10,477	7.00	9,729	6.5
United Bank & Trust	11,677	14.0	5,839	7.00	5,422	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2023, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs twenty-two individuals to assist with financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 244 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $2.9 million, or $0.33 per share, for the three months ended September 30, 2023, compared to net income of $5.5 million, or $0.62 per share, for the three months ended September 30, 2022. The decrease in earnings is primarily the result of higher interest expense on deposits and other borrowed funds, offset in part by an increase in interest income on loans. The higher interest expense on deposits is due to an increase in market rates. Since March 1, 2022, The Federal Open Market Committee has increased its target for the federal funds interest rate by 5.25%. The increase in interest income on loans was primarily due to higher rates and growth in the loan portfolio.

Net loan recoveries totaled $4 thousand for the three months ended September 30, 2023 compared to net loan charge-offs of $3 thousand for the three months ended September 30, 2022. A credit loss benefit of ($274) thousand was recognized for the three months ended September 30, 2023 as compared to a credit loss benefit of ($520) thousand for the three months ended September 30, 2022.

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

Key Performance Indicators and Industry Results

Certain key performance indicators for the Company and the industry are presented in the following chart. The industry figures are compiled by the Federal Deposit Insurance Corporation (the “FDIC”) and are derived from 4,198 community banks and savings institutions insured by the FDIC. Management reviews these indicators on a quarterly basis for purposes of comparing the Company’s performance from quarter-to-quarter against the industry as a whole.

Selected Indicators for the Company and the Industry

	3 Months	9 Months			Years Ended December 31,
	Ended	Ended	6 Months Ended
	September 30, 2023		June 30, 2023		2022		2021
	Company		Company	Industry*	Company	Industry*	Company	Industry*

Return on assets	0.55%	0.54%	0.54%	1.05%	0.90%	1.15%	1.15%	1.25%

Return on equity	7.60%	7.47%	7.40%	11.12%	11.43%	12.01%	11.43%	11.61%

Net interest margin	2.11%	2.21%	2.26%	3.44%	2.55%	3.45%	2.83%	3.27%

Efficiency ratio	75.12%	74.27%	73.87%	63.43%	61.41%	61.36%	55.04%	61.42%

Capital ratio	7.23%	7.26%	7.28%	10.68%	7.90%	10.51%	10.04%	10.16%

*Latest available data

Key performances indicators include:

●    Return on Assets

This ratio is calculated by dividing net income by average assets. It is used to measure how effectively the assets of the Company are being utilized in generating income. The Company's annualized return on average assets was 0.55% and 1.05% for the three months ended September 30, 2023 and 2022, respectively. This ratio decrease was primarily the result of lower net interest income.

●    Return on Equity

This ratio is calculated by dividing net income by average equity. It is used to measure the net income or return the Company generated for the shareholders’ equity investment in the Company. The Company's return on average equity was at 7.60% and 13.65% for the three months ended September 30, 2023 and 2022, respectively. This ratio decrease was primarily the result of lower net interest income.

●    Net Interest Margin

The net interest margin for the three months ended September 30, 2023 and 2022 was 2.11% and 2.71%, respectively. The ratio is calculated by dividing tax equivalent net interest income by average earning assets. Earning assets are primarily made up of loans and investments that earn interest. This ratio is used to measure how well the Company is able to maintain interest rates on earning assets above those of interest-bearing liabilities, which is the interest expense paid on deposits and other borrowings.

●    Efficiency Ratio

This ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income. The ratio is a measure of the Company’s ability to manage noninterest expenses. The Company’s efficiency ratio was 75.12% and 59.48% for the three months ended September 30, 2023 and 2022, respectively. The efficiency ratio has increased compared to the same quarter last year primarily due to a reduction in net interest income.

●    Capital Ratio

The average capital ratio is calculated by dividing average total equity capital by average total assets. It measures the level of average assets that are funded by shareholders’ equity. Given an equal level of risk in the financial condition of two companies, the higher the capital ratio, generally the more financially sound the company. The Company’s capital ratio of 7.23% as of September 30, 2023 is lower than the industry average of 10.68% as of June 30, 2023. All of the Company’s six affiliate banks are considered well-capitalized as defined by federal capital regulations. For further information on the regulatory capital, see Note 14 – Regulatory Matters in the notes to the financial statements of this Form 10-Q.

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

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment.  For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions.   Impairment would arise if the fair value of a reporting unit is less than its carrying value. At September 30, 2023, Company’s management has completed the goodwill impairment assessment and determined goodwill was not impaired. Actual future test results may differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. The effects of economic disruption, high inflation levels, and rising interest rates may negatively impact our net income, fair value and correspondingly goodwill. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$10,689	$13,663	$33,660	$40,451
Tax-equivalent adjustment (1)	146	170	464	529
Net interest income on an FTE basis (non-GAAP)	10,835	13,833	34,124	40,980
Average interest-earning assets	$2,049,289	$2,043,342	$2,056,912	$2,074,050
Net interest margin on an FTE basis (non-GAAP)	2.11%	2.71%	2.21%	2.63%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended September 30, 2023 and 2022

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2023 and 2022:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$90,660	$1,336	5.89%	$72,356	$815	4.51%
Agricultural	94,504	1,676	7.09%	92,853	1,210	5.21%
Real estate	1,049,185	11,384	4.34%	991,574	9,503	3.83%
Consumer and other	16,192	189	4.67%	16,147	160	3.96%

Total loans (including fees)	1,250,541	14,585	4.67%	1,172,930	11,688	3.99%

Investment securities (2)
Taxable	652,939	3,152	1.93%	706,953	3,226	1.83%
Tax-exempt (3)	103,427	695	2.69%	125,675	811	2.58%
Total investment securities	756,366	3,847	2.03%	832,628	4,037	1.94%

Interest-bearing deposits with banks and federal funds sold	42,382	476	4.49%	37,784	250	2.65%

Total interest-earning assets	2,049,289	$18,908	3.69%	2,043,342	$15,975	3.13%

Noninterest-earning assets (2)	81,230			74,987

TOTAL ASSETS	$2,130,519			$2,118,329

(1) Average loan balances include nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.

(2) Average investment balances include unrealized gains and losses.  In reports prior to September 30, 2023 investment unrealized gains and losses were included in noninterest-earning assets.

(3) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended September 30,

	2023			2022

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,175,939	$4,301	1.46%	$1,290,911	$1,461	0.45%
Time deposits	266,066	2,217	3.33%	197,731	386	0.78%
Total deposits	1,442,005	6,518	1.81%	1,488,642	1,847	0.50%
Other borrowed funds	155,249	1,555	4.01%	63,660	295	1.85%

Total interest-bearing liabilities	1,597,254	8,073	2.02%	1,552,302	2,142	0.55%

Noninterest-bearing liabilities
Noninterest-bearing checking	367,139			394,845
Other liabilities	12,189			8,687

Stockholders' equity	153,937			162,495

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,130,519			$2,118,329

Net interest income (FTE)(4)		$10,835			$13,833
Net interest spread (FTE)			1.67%			2.58%
Net interest margin (FTE)(4)			2.11%			2.71%

(4) Net interest income (FTE) is a non-GAAP financial measure.  For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended September 30, 2023 and 2022, the Company's net interest margin adjusted for tax exempt income was 2.11% and 2.71%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2023 totaled $10.7 million compared to $13.7 million for the three months ended September 30, 2022.

For the three months ended September 30, 2023, interest income increased $3.0 million, or 19%, when compared to the same period in 2022. The increase is primarily due to higher average rates and growth in the loan portfolio.

Interest expense increased $5.9 million, or 277%, for the three months ended September 30, 2023 when compared to the same period in 2022. The higher interest expense for the period is primarily due to an increase in market rates on deposits. Since March 1, 2022, the Federal Open Market Committee has increased its target for the federal funds interest rate by 5.25%.

Credit Loss Expense (Benefit)

A credit loss benefit of ($274) thousand was recognized for the three months ended September 30, 2023 as compared to a credit loss benefit of ($520) thousand for the three months ended September 30, 2022. Net loan recoveries totaled $4 thousand for the three months ended September 30, 2023 compared to net loan charge-offs of $3 thousand for the three months ended September 30, 2022.

Noninterest Income and Expense

Noninterest income for the three months ended September 30, 2023 totaled $2.4 million compared to $2.3 million for the three months ended September 30, 2022, an increase of 3%.

Noninterest expense for the three months ended September 30, 2023 totaled $9.8 million compared to $9.5 million recorded for the three months ended September 30, 2022, an increase of 3%. The increase is primarily due to higher FDIC assessments and normal increases in salaries and benefits. The efficiency ratio was 75.1% for the third quarter of 2023 as compared to 59.5% in the third quarter of 2022.

Income Taxes

Income tax expense for the three months ended September 30, 2023 totaled $597 thousand compared to $1.4 million recorded for the three months ended September 30, 2022. The effective tax rate was 17% and 21% for the three months ended September 30, 2023 and 2022, respectively. The lower than expected tax rate in 2023 and 2022 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Income Statement Review for the Nine Months ended September 30, 2023 and 2022

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2023 and 2022:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$84,654	$3,508	5.53%	$71,700	$2,438	4.53%
Agricultural	92,289	4,636	6.70%	93,832	3,141	4.46%
Real estate	1,044,394	32,978	4.21%	973,314	27,173	3.72%
Consumer and other	16,322	535	4.37%	16,210	477	3.92%

Total loans (including fees)	1,237,659	41,657	4.49%	1,155,056	33,229	3.84%

Investment securities (2)
Taxable	664,661	9,556	1.92%	703,101	8,861	1.68%
Tax-exempt (3)	111,872	2,212	2.64%	133,225	2,519	2.52%
Total investment securities	776,533	11,768	2.02%	836,326	11,380	1.81%

Interest-bearing deposits with banks and federal funds sold	42,720	1,484	4.63%	82,668	675	1.09%

Total interest-earning assets	2,056,912	$54,909	3.56%	2,074,050	$45,284	2.91%

Noninterest-earning assets (2)	78,761			70,653

TOTAL ASSETS	$2,135,673			$2,144,703

(1) Average loan balances include nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.

(2) Average investment balances include unrealized gains and losses.  In reports prior to September 30, 2023 investment unrealized gains and losses were included in noninterest-earning assets.

(3) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Nine Months Ended September 30,

	2023			2022

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND
STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,224,172	$12,043	1.31%	$1,303,599	$2,768	0.28%
Time deposits	248,775	5,171	2.77%	206,672	1,153	0.74%
Total deposits	1,472,947	17,214	1.56%	1,510,271	3,921	0.35%
Other borrowed funds	123,142	3,571	3.87%	47,412	383	1.08%

Total interest-bearing liabilities	1,596,089	20,785	1.74%	1,557,683	4,304	0.37%

Noninterest-bearing liabilities
Noninterest-bearing checking	373,412			400,393
Other liabilities	11,187			8,697

Stockholders' equity	154,985			177,930

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,135,673			$2,144,703

Net interest income (FTE)(4)		$34,124			$40,980
Net interest spread (FTE)			1.82%			2.54%
Net interest margin (FTE)(4)			2.21%			2.63%

(4) Net interest income (FTE) is a non-GAAP financial measure.  For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the nine months ended September 30, 2023 and 2022, the Company's net interest margin adjusted for tax exempt income was 2.21% and 2.63%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2023 totaled $33.7 million compared to $40.5 million for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, interest income increased $9.7 million, or 22%, when compared to the same period in 2022. The increase is primarily due to higher average rates and growth in the loan portfolio.

Interest expense increased $16.5 million, or 383%, for the three months ended September 30, 2023 when compared to the same period in 2022. The higher interest expense for the period is primarily due to an increase in market rates and change in mix of deposits. Since March 1, 2022, the Federal Open Market Committee has increased its target for the federal funds interest rate by 5.25%.

Credit Loss Expense (Benefit)

A credit loss expense of $34 thousand was recognized for the nine months ended September 30, 2023 as compared to a credit loss benefit of ($706) thousand for the nine months ended September 30, 2022. Net loan charge-offs totaled $177 thousand for the nine months ended September 30, 2023 compared to net loan charge-offs of $18 thousand for the nine months ended September 30, 2022. The credit loss expense in 2023 was primarily due to charge-offs in the agriculture loan portfolio. The credit loss benefit in 2022 was primarily due to a reduction in specific reserves and an overall improvement in the quality of the loan portfolio.

Noninterest Income and Expense

Noninterest income for the nine months ended September 30, 2023 totaled $6.9 million compared to $7.2 million for the nine months ended September 30, 2022, a decrease of 4%. The decrease in noninterest income was primarily due to fewer gains on sale of residential loans held for sale as refinancing volume has slowed.

Noninterest expense for the nine months ended September 30, 2023 totaled $30.1 million compared to $28.7 million recorded for the nine months ended September 30, 2022, an increase of 5%. The increase is primarily due to a wire fraud loss of $523 thousand recorded in the second quarter of 2023 and normal increases in salaries and employee benefits. The efficiency ratio was 74.3% and 60.2% for the nine months ended September 30, 2023 and 2022, respectively.

Income Taxes

Income tax expense for the nine months ended September 30, 2023 totaled $1.7 million compared to $4.8 million recorded for the nine months ended September 30, 2022. The effective tax rate was 17% and 24% for the nine months ended September 30, 2023 and 2022, respectively. The lower than expected tax rate in 2023 was due primarily to tax-exempt interest income and New Markets Tax Credits. The decrease in income tax expense and higher than expected tax rate in 2022 was due to a $780 thousand adjustment to deferred taxes for the reduction in future Iowa bank franchise tax rates enacted in the second quarter of 2022.

Balance Sheet Review

As of September 30, 2023, total assets were $2.15 billion, a $19.1 million increase compared to December 31, 2022. This increase in assets is primarily due to an increase in interest-bearing deposits in financial institutions and federal funds sold, funded by an increase in other borrowings.

Investment Portfolio

The investment portfolio totaled $736.9 million as of September 30, 2023, a decrease of $49.5 million from the December 31, 2022 balance of $786.4 million. The decrease in securities available-for-sale is primarily due to maturities of investments.

On a quarterly basis, the investment portfolio is reviewed for credit losses. As of September 30, 2023, gross unrealized losses of $87.8 million, are due to the interest rate environment and are not considered credit-related. Certain bonds in the investment portfolio may incur credit losses and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not have an allowance for credit losses on these investments as of September 30, 2023.

At September 30, 2023, the Company’s investment securities portfolio included securities issued by 277 government municipalities and agencies located within 30 states with a fair value of $265.3 million. At December 31, 2022, the Company’s investment securities portfolio included securities issued by 289 government municipalities and agencies located within 30 states with a fair value of $286.0 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Omaha, Nebraska, sewer revenue bonds with a fair value of $4.9 million (approximately 1.9% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of September 30, 2023.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of September 30, 2023 and December 31, 2022 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2023		2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$59,748	$53,286	$66,168	$60,884
Texas	29,237	25,832	29,750	26,241
Nebraska	19,661	16,374	20,165	16,845
Washington	10,835	9,728	10,911	9,898
Oregon	9,903	8,946	11,049	10,079
Connecticut	8,700	7,785	8,701	7,936
Other (2023: 15 states; 2022: 16 states)	33,052	29,372	33,327	29,868

Total general obligation bonds	$171,136	$151,323	$180,071	$161,751

Revenue bonds:
Iowa	$49,254	$45,078	$57,330	$53,649
Texas	14,801	12,555	14,824	12,680
Nebraska	9,572	8,048	9,777	8,265
Other (2023: 23 states; 2022: 23 states)	54,199	48,295	55,177	49,658

Total revenue bonds	$127,826	$113,976	$137,108	$124,252

Total obligations of states and political subdivisions	$298,962	$265,299	$317,179	$286,003

As of September 30, 2023 and December 31, 2022, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 5 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2023		2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$29,783	$26,713	$31,768	$28,917
Water	20,721	18,416	21,754	19,792
College and universities, primarily dormitory revenues	19,238	16,905	19,550	17,368
Sewer	12,778	11,038	13,333	11,592
Leases	9,688	8,763	10,863	9,929
Other	35,618	32,141	39,840	36,654

Total revenue bonds by revenue source	$127,826	$113,976	$137,108	$124,252

Loan Portfolio

The loan portfolio, net of the allowance for credit losses, totaled $1.232 billion and $1.226 billion as of September 30, 2023 and December 31, 2022, respectively. The increase was primarily due to an increase in construction and commercial operating loans, offset in part by a decrease in agricultural operating loans.

Deposits

Deposits totaled $1.83 billion and $1.90 billion as of September 30, 2023 and December 31, 2022, respectively. The decrease in savings and money market accounts was partially offset by increases in time deposits as customers moved to higher yielding accounts. Estimated uninsured deposits were approximately $583 million as of September 30, 2023. Approximately $147 million of estimated uninsured deposits were collateralized by pledged assets. Deposit balances fluctuate as customers’ liquidity needs vary at any given time and could be impacted by prevailing market interest rates, competition, and economic conditions.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which totaled $1.232 billion and $1.226 billion as of September 30, 2023 and December 31, 2022, respectively. Net loans comprise 57% of total assets as of September 30, 2023. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.23% at September 30, 2023, as compared to 1.19% at December 31, 2022. The Company’s level of problem loans as a percentage of total loans at September 30, 2023 of 1.23% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of June 30, 2023, of 0.38%, most recent available.

Substandard-Impaired loans totaled $14.0 million as of September 30, 2023 and have decreased $0.4 million as compared to the impaired loans of $14.4 million as of December 31, 2022. The decrease is primarily due to payments received during the year.

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

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of September 30, 2023, nonaccrual loans totaled $14.6 million and there were $734 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $14.7 million and no loans past due 90 days and still accruing as of December 31, 2022. There was no other real estate owned as of September 30, 2023 and December 31, 2022.

The watch and special mention loans classified as agricultural real estate and operating totaled $21.3 million as of September 30, 2023 as compared to $32.5 million as of December 31, 2022. The decrease is primarily due to paydowns and a strong agricultural economy in 2023. The substandard and impaired loans in these categories totaled $6.3 million and $5.9 million as of September 30, 2023 and December 31, 2022, respectively.

The watch and special mention loans classified as commercial real estate totaled $60.4 million as of September 30, 2023 as compared to $62.1 million as of December 31, 2022. The substandard and impaired commercial real estate loans totaled $22.5 million and $26.3 million as of September 30, 2023 and December 31, 2022, respectively. The decrease in substandard and impaired commercial real estate loans is primarily due to payments received during the year.

The allowance for credit losses as a percentage of outstanding loans as of September 30, 2023 was 1.29%, as compared to 1.26% at December 31, 2022. The allowance for credit losses totaled $16.1 million and $15.7 million as of September 30, 2023 and December 31, 2022, respectively. The increase in the allowance for credit losses is mainly due to the implementation of ASC 326.

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

As of September 30, 2023, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of September 30, 2023 and December 31, 2022 totaled $90.1 million and $27.9 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of September 30, 2023 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $281.6 million, with $19.0 million of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $111.0 million, with no outstanding federal fund purchase balances as of September 30, 2023. The Company had securities sold under agreements to repurchase totaling $60.9 million as of September 30, 2023.

The Federal Reserve Board created a Bank Term Funding Program (BTFP) in 2023, offering loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The BTFP allows for borrowing from the Federal Reserve Bank up to the par value of the pledged collateral and will provide an additional source of liquidity. The Company had $83.3 million borrowed under the BTFP as of September 30, 2023. The Company utilized the BTFP due to favorable lending terms as compared to other borrowings.

Total investments as of September 30, 2023 were $736.9 million compared to $786.4 million as of December 31, 2022. These investments provide the Company with liquidity since all of the investments are classified as available-for-sale as of September 30, 2023. The Company has $379.8 million of unpledged securities available-for-sale and interest-bearing deposits as of September 30, 2023. The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2023 totaled $12.8 million compared to $15.0 million for the nine months ended September 30, 2022. The decrease of $2.2 million in cash provided by operating activities was primarily due to lower net income and fewer net proceeds from loans held for sale.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2023 was $38.8 million compared to ($86.0) million for the nine months ended September 30, 2022. The increase of $124.8 million in cash provided by investing activities was primarily due to fewer purchases of investments.

Net cash provided by financing activities for the nine months ended September 30, 2023 totaled $10.5 million compared to $11.1 million for the nine months ended September 30, 2022. The decrease in cash provided by financing activities of $0.6 million was primarily due to a decrease in the change in deposits between periods and partially offset by proceeds from other borrowings. As of September 30, 2023, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $7.2 million and $7.6 million for the nine months ended September 30, 2023 and 2022, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $1.8 million as of September 30, 2023.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

On June 9, 2022, the Company entered into a commitment with a contractor to remodel a branch in Ames, Iowa for $4.0 million. The Company has $0.5 million of the commitment remaining at September 30, 2023. No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of September 30, 2023 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2023 totaled $146.6 million and was $2.5 million less than the $149.1 million recorded as of December 31, 2022. The decrease in stockholders’ equity was primarily the result of an increase in unrealized losses on the investment portfolio and partially offset by the retention of net income in excess of dividends. At September 30, 2023 and December 31, 2022, stockholders’ equity as a percentage of total assets was 6.8% and 7.0%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of September 30, 2023. Unrealized losses on the investment portfolio are excluded from regulatory capital.

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

In November, 2022, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of September 30, 2023, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2023.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2023 to July 31, 2023	-	$-	-	100,000

August 1, 2023 to August 31, 2023	-	$-	-	100,000

September 1, 2023 to September 30, 2023	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE:	November 7, 2023	By:	/s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ John L. Pierschbacher

John L. Pierschbacher, Chief Financial Officer
(Principal Financial and Accounting Officer)