Form 10-K
period 2023-12-31
AMES NATIONAL CORP
filed 2024-03-08
CIK 1132651

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023 or

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

As of June 30, 2023, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $159,160,907.

The number of shares outstanding of the registrant’s common stock on February 29, 2024, was 8,992,167.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on or about March 12, 2024, are incorporated by reference into Part III of this Form 10-K.

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

The Banks’ lending activities consist primarily of short-term and medium-term commercial, multi-family and agricultural real estate loans, residential real estate loans, agricultural and business operating loans and lines of credit, equipment loans, vehicle loans, personal loans and lines of credit, home improvement loans and origination of mortgage loans for sale into the secondary market. The Banks also offer a variety of checking, savings and time deposits, cash management services, merchant credit card processing, safe deposit boxes, wire transfers, direct deposit and automated/video teller machine access. Five of the six Banks also offer trust services, which includes wealth management services.

The Company provides various services to the Banks which include, but are not limited to, management assistance, internal auditing services, human resources services and administration, compliance management, marketing assistance and coordination, support with respect to computer systems and related procedures, financial reporting, property appraisals, training and the coordination of management activities.

Banking Subsidiaries

First National Bank, Ames, Iowa. First National is a nationally-chartered, commercial bank insured by the FDIC. It was organized in 1903 and became a wholly owned subsidiary of the Company in 1975 through a bank holding company reorganization whereby the then shareholders of First National exchanged all of their First National stock for stock in the Company. In 2014, First National completed the purchase of a bank with offices in West Des Moines, Iowa. In 2018, First National completed the purchase of a bank with offices located in Osceola, Iowa. First National provides full-service banking to businesses and residents within the Ames community through its three Ames offices; the Greater Des Moines area through its three offices located in Ankeny and West Des Moines; and South Central Iowa through its two offices in Osceola. It provides a variety of products and services designed to meet the needs of the markets it serves. It has an experienced staff of bank officers including many who have spent the majority of their banking careers with First National and who emphasize long-term customer relationships.

As of December 31, 2023, First National had capital of $84.8 million and 119 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2023 and 2022 of approximately $5.5 million and $10.4 million, respectively. Total assets as of December 31, 2023 and 2022 were approximately $1.14 billion and $1.12 billion, respectively.

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

As of December 31, 2023, State Bank had capital of $15.2 million and 21 full-time equivalent employees. State Bank had net income for the years ended December 31, 2023 and 2022 of approximately $1.4 million and $2.6 million, respectively. Total assets as of December 31, 2023 and 2022 were approximately $201.7 million and $215.5 million, respectively.

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

As of December 31, 2023, Boone Bank had capital of $9.7 million and 20 full-time equivalent employees. Boone Bank had net income for the years ended December 31, 2023 and 2022 of approximately $740 thousand and $1.3 million, respectively. Total assets as of December 31, 2023 and 2022 were approximately $149.4 million and $158.2 million, respectively.

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

As of December 31, 2023, Reliance Bank had capital of $23.8 million and 32 full-time equivalent employees. Reliance Bank had net income for the years ended December 31, 2023 and 2022 of approximately $1.7 million and $2.4 million, respectively. Total assets as of December 31, 2023 and 2022 were approximately $313.3 million and $303.0 million, respectively.

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

As of December 31, 2023, United Bank had capital of $9.9 million and 18 full-time equivalent employees. United Bank had net income for the years ended December 31, 2023 and 2022 of approximately $1.0 million and $1.2 million, respectively. Total assets as of December 31, 2023 and 2022 were approximately $118.5 million and $129.8 million, respectively.

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

As of December 31, 2023, Iowa State Bank had capital of $23.4 million and 34 full-time equivalent employees. Iowa State Bank had net income for year ended December 31, 2023 and 2022 of approximately $2.0 million and $2.3 million, respectively. Total assets as of December 31, 2023 and 2022 were approximately $254.7 million and $258.5 million, respectively.

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

The Banks offer a full range of deposit services that are typically available in most financial institutions, including checking accounts, savings accounts and time deposits of various types, ranging from money market accounts to longer-term certificates of deposit. One major goal in developing the Banks' product mix is to keep the product offerings as simple as possible, both in terms of the number of products and the features and benefits of the individual services. The transaction accounts and time certificates are tailored to each Bank's principal market area at rates competitive in that Bank’s market. In addition, retirement accounts such as Individual Retirement Accounts (IRAs) are available. The FDIC insures all deposit accounts up to the maximum coverage limits. The Banks solicit these accounts from small-to-medium sized businesses in their respective primary trade areas, from individuals who live and/or work within these areas, and from public entities within these areas. No material portion of the Banks' deposits has been obtained from a single person or from a few persons. Therefore, the Company believes that the loss of the deposits of any person or of a few persons would not have an adverse effect on the Banks' operations or erode their deposit base.

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

The types of commercial loans the Banks offer include:

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

1-4 Family Residential Loans. 1-4 family residential loans are typically available to finance homes, home improvements and home equity lines of credit. These loans are made on a secured basis. Approximately 22% of the loan portfolio consists of loans made for 1-4 family residential purposes.

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

First National, Boone Bank, State Bank, United Bank and Iowa State Bank offer wealth management services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts and agency accounts. Assets under management amount to $416.0 million and $379.5 million as of December 31, 2023 and 2022, respectively. The Banks also provide farm management, investment and custodial services for individuals, businesses and non-profit organizations.

The Banks earn income from the origination and referral of residential mortgages that are sold in the secondary real estate market without retaining the mortgage servicing rights.

The Banks offer traditional banking services, such as safe deposit boxes, wire transfers, direct deposit, automated/video teller machine access and automatic drafts (ACH) for various accounts.

Lending Credit Management

The Company strives to achieve sound credit risk management. In order to achieve this goal, the Company has established uniform credit policies and underwriting criteria for the Banks’ loan portfolios. The Banks diversify the types of loans offered and are subject to regular credit examinations, annual internal audits and annual review of large loans, as well as quarterly reviews of loans experiencing deterioration in credit quality. The Company attempts to identify potential problem loans early, charge off loans promptly and maintain an adequate allowance for credit losses. The Company has established credit guidelines for the Banks’ lending portfolios which include guidelines relating to the more commonly requested loan types, as follows:

Commercial Real Estate Loans - Commercial real estate loans, including agricultural real estate loans, are normally based on loan to appraisal value ratios that do not exceed 80% and are secured by a first priority lien position. Loans are typically subject to interest rate adjustments between five and seven years from origination. Fully amortized monthly repayment terms normally do not exceed twenty five years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial and agricultural real estate loans represent approximately 55% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is heavily dependent on commodity prices, weather conditions, government programs and trade policies.

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

Commercial and Agricultural Term Loans – These loans are made to businesses and farm operations to finance equipment, breeding stock and other capital expenditures. Term loans are normally secured by the asset being financed and are often additionally secured with the general assets of the business. Loan-to-value ratios generally do not exceed 75% of the cost or value of the assets. Loans are normally guaranteed by the principal(s). Commercial and agricultural operating and term loans represent approximately 16% of the loan portfolio.

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

Home Equity Lines of Credit - The Banks offer a home equity line of credit generally with a maximum term of 60 months unless the rate is variable, in which case the maximum term may be up to 15 years. These loans are secured by a junior mortgage on the residential real estate and normally do not exceed a loan-to-market value ratio of 90% with the interest adjusted quarterly. Residential first mortgage loans, home equity term loans and home equity lines of credit represent approximately 22% of the loan portfolio.

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

The Company employs approximately 273 employees, of which 93% are full-time employees and the remaining 7% are part-time employees. Of the 273 employees, 127 employees were considered officers of the Company. As of December 31, 2023, approximately 66% of our current workforce was female and 34% was male. Approximately 3% of our workforce consisted of ethnically diverse employees as of December 31, 2023. There are no labor unions involved with the Company and we consider our relationship with our employees to be satisfactory. There are no employment contracts between the Company and any of its employees as of December 31, 2023.

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

The Company contributed over $205 thousand to various charitable and community organizations in 2023. Company employees volunteered approximately 10,600 hours serving various charitable organizations in our Banks’ communities. A number of our employees serve in leadership positions for nonprofit or community service organizations.

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

A significant portion of compensation of the executive officers is dependent on the Company’s operating results. Executive officer performance is evaluated annually. The Company provides a limited amount of perquisites to its executive officers.

Market Area

The Company operates six commercial banks with locations in Boone, Clarke, Hancock, Marshall, Polk, Story, Taylor and Union Counties in central, north-central and south-central Iowa that all offer a full line of business and consumer loan and retail and commercial deposit services. All banks, except Reliance Bank, offer wealth management services.

First National is headquartered in Ames, Iowa with a population of 66,300. The major employers are Iowa State University, Ames Laboratory, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Danfoss and McFarland Clinic. First National maintains three offices in the Des Moines metro area with a population of approximately 740,000. The major employers in the Des Moines metro market are Principal Financial Group, Wells Fargo, UnityPoint Health, MercyOne Medical, Nationwide Insurance, Amazon, Hy-Vee Food Inc. and John Deere. First National maintains two offices in Osceola, Iowa with a population of 5,500. Osceola is the county seat of Clarke County. The major employers in Clarke County are Hormel Foods, Miller Products Co., SIMCO Drilling Equipment, Inc., Clarke County Hospital, and Lakeside Casino. Loan services primarily include commercial and consumer types of credit, including operating lines, equipment loans and real estate loans.

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

United Bank is located in Marshalltown, Iowa with a population of 27,500. The major employers are Iowa Veterans Home, Marshalltown School District, JBS Swift & Co., Emerson Process Management/Fisher Division, Lennox Industries and UnityPoint Health. Marshalltown is the county seat of Marshall County. Loan services include primarily commercial and consumer types of credit including operating lines, equipment loans and real estate loans.

Iowa State Bank is headquartered in Union County in Creston, Iowa with a population of 7,500. Iowa State Bank has one additional office in Creston and an additional office located in Taylor County in Lenox, Iowa with a population of 1,500. The major employers are Bunn-O-Matic Corporation, Wellman Dynamics Corporation, Greater Regional Health, Southwestern Community College, and Michael Foods, Inc. Creston is the county seat of Union County. All locations are in agricultural areas and the Bank has a strong presence in this type of lending.

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

As of December 31, 2023, there were 48 FDIC insured institutions having approximately 126 locations within Boone, Clarke, Hancock, Marshall, Polk, Story, Taylor and Union County, Iowa where the Banks' offices are located. First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County. Reliance Bank has the largest percentage of deposits in Hancock County.

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

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The Agencies have also provided an optional community bank leverage ratio framework to provide a simple measure of capital adequacy for certain community banking organizations. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with capital level requirements as of December 31, 2023.

Basel III Capital Requirements. Basel III Capital Rules: (i) introduced a capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandates that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital as compared to prior regulations.  Under the Basel III Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for credit losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

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

As of December 31, 2023, the Banks exceeded all of their regulatory capital requirements and were designated as “well capitalized” under federal guidelines. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements under prompt corrective action. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized." Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2023, each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

Reserves Against Deposits

Prior to March 26, 2020, the Federal Reserve required all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% had to be maintained against total transaction accounts of $691.7 million or less (subject to an exemption not in excess of the first $36.1 million of transaction accounts). A reserve of $19.668 million plus 10% of amounts in excess of $691.7 million had to be maintained in the event total transaction accounts exceeded $691.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve could be used to satisfy applicable liquidity requirements. Because required reserves were maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement was to reduce the earning assets of the Banks.

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

Information about our Executive Officers

The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Each executive officer has served in his current position for the past five years with the exception of Dan E. Johnson, Adam R. Snodgrass, Robert A. Thomas and Michael A. Wilson. Mr. Johnson was appointed President of State Bank on January 16, 2023. Mr. Snodgrass was appointed as president of Iowa State Bank on October 25, 2019. Mr. Thomas was appointed as president of United Bank on July 1, 2020. Michael A. Wilson was appointed as Chief Lending Officer on November 9, 2023.

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	61	President and Director of First National.

Dan E. Johnson	52	President and Director of State Bank; previously Senior Loan Officer of State Bank.

John P. Nelson	57	Chief Executive Officer, President and Director of the Company. Director and Chairman of First National, State Bank and United Bank and Director of Iowa State Bank.

John L. Pierschbacher	64	Chief Financial Officer, Director and Secretary of the Company. Director and Chairman of Boone Bank and Reliance Bank.

Jeffrey K. Putzier	62	President and Director of Boone Bank.

Richard J. Schreier	56	President and Director of Reliance Bank.

Adam R. Snodgrass	43	President and Director of Iowa State Bank; previously CEO, CFO and director of Iowa State Bank prior to the Iowa State Bank Acquisition.

Robert A. Thomas	64	President and Director of United Bank; previously Senior Loan Officer of United Bank.

Michael A. Wilson	59	Chief Lending Officer; previously Executive Vice President of Innovation and Corporate Services of the Company and Chief Lending Officer of a privately held bank in Iowa.

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

In particular, the national economy is facing challenges due to inflationary pressures that began building during late 2021 and throughout the course of 2022 and 2023, resulting in significant upward pressure on consumer and wholesale prices. In response, the FOMC has initiated a series of increases in the short-term federal funds interest rate in an effort to dampen economic activity and bring the rate of inflation back to the FOMC’s target range of two to three percent. These rate increases have the potential to overly reduce economic activity and tip the domestic economy into a recessionary period of slower or negative growth. As noted above, a period of depressed economic activity could adversely affect our business, financial condition and results of operation by, among other things, increasing the likelihood of borrower defaults on loan obligations, reducing collateral values and weakening demand for the Banks’ loan and deposit services.

Higher inflation may affect the Company’s interest rates, credit loss expenses and general operating expenses.

Consumer inflation, as measured by the Consumer Price Index for All Urban Consumers (“CPI”) has increased 3.4% and 6.5% for the years ended December 31, 2023 and 2022, respectively. This increase in inflation creates upward pressure on the cost of hiring, training, and retaining employees, other general operating expense and interest rates. The challenge for the Company will be keeping wages competitive and maintaining general operating expenses at their current levels, while balancing a potential decrease in net interest income due to the Company’s greater sensitivity to the repricing of its interest-bearing liabilities than its interest-earning assets in the short-term. The Company’s credit loss expenses may be impacted by the borrower’s ability to service their debt if inflation is prolonged.

Credit Risks

The Company’s business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards, implement and observe appropriate procedures for monitoring our outstanding loans and ensure that our bankers follow those standards and procedures. The weakening of these standards or procedures for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, our inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers may negatively impact the quality of our loan portfolio, result in loan defaults, foreclosures and additional charge-offs and necessitate that we significantly increase our allowance for credit losses, therefore reducing our earnings. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

The commercial real estate loan portfolio is a significant part of the Company’s business and subject to the risk of fluctuating collateral values.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2023. The market value of real estate securing these loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that was anticipated at the time of originating the loan, which could cause an increase in charge-offs, resulting in the need to increase our credit loss expense and adversely affecting our operating results and financial condition.

If the Company’s actual credit losses exceed the allowance for credit losses or increase significantly, the Company’s net income will decrease.

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

Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses to be funded through credit loss expense. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the allowance for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Also, if charge-offs in future periods exceed the allowance for credit losses or increase significantly; we will need additional credit loss expenses to increase the allowance. Any increase in credit loss expense will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2023, the fair value of our securities portfolio was approximately $736.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, an unfavorable change in the liquidity of an investment, rating agency downgrades of the securities, reinvestment risk, liquidity risk, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could result in realized losses that negatively impact earnings. The success of any investment activity is affected by general economic conditions. Unexpected volatility or illiquidity in the markets in which we hold securities could further reduce our liquidity and stockholders' equity. The fair value of the securities portfolio has an unrealized loss of $62.3 million as of December 31, 2023, resulting primarily from the negative impact of increased interest rates on the fair value of the portfolio. To mitigate the risk of selling securities in an unrealized loss position to fund cash flow needs, we have access to lines of credit that provide additional liquidity, if needed.

Our investment securities are analyzed quarterly to determine whether, in the opinion of management, any of the securities have credit losses. To the extent that any portion of the unrealized losses in our portfolio of investment securities is determined to have credit loss, we will recognize a charge to our earnings in the quarter during which such determination is made, and our earnings and capital ratios will be adversely impacted. Generally, a fixed income security is determined to have credit losses when it appears unlikely that we will receive all of the principal and interest due in accordance with the original terms of the investment. In addition to credit losses, losses are recognized for a security having an unrealized loss if we have the intent to sell the security or if it is more likely than not that we will be required to sell the security before collection of the principal amount.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

Our earnings depend substantially on our interest rate spread, which is the difference between (i) the interest rates we earn on loans, securities, and other interest-earning assets, and (ii) the interest rates we pay on deposits, other borrowings, and other interest-bearing liabilities. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates since the two have different time periods for adjustment and can be tied to different measures of rates. Market interest rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities, including the Federal Reserve. Throughout 2022 and 2023, the FOMC has raised the federal funds rate to its current targeted rate between 5.25% and 5.5% in an effort to curb inflation. As market interest rates rise, we experience competitive pressures to increase the rates we pay on deposits, which may decrease our net interest income. In addition, inflationary pressures will increase our operating costs and could have a significant negative effect on our borrowers and the values of collateral securing loans, which could negatively affect our financial performance. In addition, certain of our noninterest income and noninterest expenses are subject to adverse effect in a rising interest rate environment. We monitor our interest rate risk exposure; however, we can provide no assurance that our efforts will appropriately protect us in the future from interest rate risk exposure.

The inability to deploy liquidity may adversely affect the Company’s business.

Maintaining adequate liquidity is essential to the banking business. We maintain liquidity primarily through customer deposits and through access to other short-term funding sources, including advances from the Federal Home Loan Bank (FHLB), Federal Reserve Bank (FRB) overnight borrowings and purchased federal funds. If governmental programs or economic conditions change and generate excess liquidity due to increases in deposit balances, we might experience excess liquidity issues. Conversely, our liquidity could be negatively impacted if we are unable to maintain appropriate levels of liquidity through deposits, borrowing, sale of securities or other sources. Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated increase or reductions in our liquidity. In such events, our cost of funds may decrease, but our investments options may become limited, thereby reducing our net interest income. This situation could have a material adverse impact on our results of operations and financial condition.

The Company relies on dividends and other payments from its Banks for substantially all of its revenue.

We are a separate and distinct legal entity from our Banks, and we receive substantially all of our operating cash flows from dividends and other payments from our Banks. These dividends and payments are the principal source of funds to pay dividends on our common stock and pay our operating expenses. Various federal and state laws and regulations limit the amounts of dividends that our Banks may pay to us. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our Banks are unable to pay dividends to us, we may not be able to pay our obligations or pay dividends on our common stock. The inability to receive dividends from our Banks could have a material adverse effect on our business, financial condition or results of operations.

Operational Risks

The Company may not be able to attract and retain key personnel and other skilled employees.

Our success depends, in large part, on the skills of our management team and our ability to recruit, retain and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. None of our executive officers have employment agreements in keeping with the past practice of the Company and the Banks. Leadership changes will occur from time to time, and we cannot predict whether significant resignations or retirements will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is considerable, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of commercial and agricultural banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations. The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition or results of operations.

The Company is subject to certain operational risks, including, but not limited to, data processing system failures, errors, data security breaches and customer or employee fraud.

There have been a number of publicized cases involving errors, fraud or other misconduct by employees of financial services firms in recent years. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. Employee fraud, errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors or misconduct could also subject us to civil claims for negligence or regulatory enforcement actions.

Although we maintain a system of internal controls and procedures designed to reduce the risk of loss from employee or customer fraud or misconduct and employee errors; as well as insurance coverage to mitigate against some operational risks, including data processing system failures and errors and customer or employee fraud; these internal controls may fail to prevent or detect such an occurrence, or such an occurrence may not be insured or exceed applicable insurance limits.

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

Security breaches involving us, the Banks or any third parties with which we do business could expose us to liability and litigation, adversely affecting our reputation and operating revenues.

In connection with our business, we collect and retain significant volumes of sensitive business and personally identifiable information, including social security numbers of our customers and other personally identifiable information of our customers and employees, on our data systems. We and the third parties with which we conduct business are subject to the risk of security breaches, which may be due to the failure of our data encryption technologies or otherwise, involving the receipt, transmission, and storage of confidential customer and other personally identifiable information, including account takeovers, unavailability of service, computer viruses, or other malicious code, cyberattacks, or other events, any of which may arise from human error, fraud or malice on the part of employees or third parties or from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential customer information, impairment of our ability to provide products and services to our customers, damage to our reputation with our customers and the market, additional costs (such as costs for repairing systems or adding new personnel or protection technologies), regulatory penalties, and financial losses for us, our customers and other third parties. Such events could also cause interruptions or malfunctions in the operations of our customers, or other third parties with which we engage in business. Such events could also damage our reputation with customers and third parties with whom we do business, which could lead to loss of customers and business opportunities and have a material adverse effect on our financial condition and results of operation.

Risks and exposures related to cybersecurity attacks have increased as a result of greater reliance on remote working, and are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, the proliferation of malicious actors internationally, and the expanding use of technology-based products and services by us and our customers. Cybersecurity risk and other security matters are also a major focus of regulatory authorities. We can provide no assurances that the safeguards we have in place or may implement in the future will prevent all unauthorized infiltrations or breaches and that we will not suffer losses related to a security breach in the future, which losses may be material. In addition, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures.

An impairment charge of goodwill or other intangibles could have a material adverse impact on the Company’s results of operations and financial condition.

Because we have grown in part through acquisitions, goodwill and intangible assets are included in the consolidated assets reflected in our financial statements. Goodwill and intangible assets were $13.9 million as of December 31, 2023. Under generally accepted accounting principles (“GAAP”), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets are not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

Changes in accounting policies or accounting standards, or changes in how accounting standards are interpreted or applied, could materially affect how the Company reports its results of operations and financial condition.

Our accounting policies are fundamental to determining and understanding our results of operation and financial condition.  Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  Any changes in our accounting policies could materially affect our financial statements.  From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be difficult to predict and could materially affect how we report our results of operations and financial condition. We may be required to apply a new or revised standard retroactively or apply an existing standard differently and retroactively, which may result in the need to restate prior period financial statements in material amounts. Changes in these standards are continuously occurring, and given the current economic and regulatory environment, more significant changes may occur in the future. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

The Company’s accounting policies and methods require management to make estimates about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure they comply with GAAP and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances. The application of that chosen accounting policy or method might result in us reporting different amounts than would have been reported under a different alternative. If management's estimates or assumptions prove to be incorrect, we may experience a material loss.

We have identified three accounting policies as being "critical" to the presentation of our financial condition and results of operations because they require management to make particularly subjective and complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These critical accounting policies relate to (1) the allowance for credit losses, (2) the fair value of securities available-for-sale, and (3) impairment of goodwill. Because of the inherent uncertainty of the estimates required to apply these policies, no assurance can be given that application of alternative policies or methods might not result in the reporting of different amounts of the allowance for credit losses, the fair value of securities available-for-sale, goodwill valuation and, accordingly, net income.

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

The trading volume in our common stock on the NASDAQ Capital Market is relatively limited compared to those of companies with larger capitalization listed on the NASDAQ Capital Market, the NASDAQ Global Markets, the New York Stock Exchange or other consolidated reporting systems or stock exchanges. Consequently, a change in the supply or demand for our common stock, or other events affecting our business, may have a more significant impact on the price of our stock than would be the case for more actively traded companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our information security program includes administrative, technical and physical safeguards and is designed to provide an appropriate level of protection to maintain the confidentiality, integrity and availability of our Company’s and our customers’ information. This includes protecting against known and evolving threats to the security of customer records and information, and against unauthorized access, compromise, or loss of customer records or information.

Our information security program is designed to continuously adapt to an evolving landscape of emerging threats and available technology. Through data gathering and evaluation of emerging threats from internal and external incidents and technology investments, security controls are regularly monitored and adjusted on an as needed basis. We have developed a data security strategy that is integrated within our overall risk management strategy and implemented through layers of controls embedded throughout our technology environment that establish multiple control points between threats and our assets. We test the effectiveness of our controls and data protection processes through internal and independent external audits and assessments, including regular penetration tests, vulnerability scans, disaster recovery tests and cyber exercises to simulate hacker attacks. Our information security program is supported by regular training of information technology employees and awareness training and activities for executives, directors, and employees companywide through which we communicate our information security policies, standards, processes and practices.

Further, our information security program is designed to provide oversight of third parties who store, process or have access to sensitive Company or customer data, and we require similar levels of protection from third-party service providers as are required for the Company. We maintain supplier risk assessment processes to identify risks associated with third-party service providers.

We employ business continuity, backup and disaster recovery procedures for systems that are used for storing, processing and transferring customer information, and we periodically test and validate our disaster recovery plans to validate our resilience capabilities. Additionally, we maintain insurance coverage that, subject to applicable terms and conditions, may cover certain aspects of cybersecurity and information risks. However, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.

Our information security program is designed and managed to be consistent with the framework and guidelines of the FFIEC Information Security IT Examination Handbook, FFIEC Business Continuity Planning Handbook and FFIEC Cybersecurity Assessment Tool. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cyber threats when they occur. Along with periodically being examined by our regulators, the Company regularly engages external experts to audit, evaluate and validate our controls against these standard frameworks, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these examinations, audits and evaluations.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company to date. While we are not currently aware of any cybersecurity threats that are reasonably likely to materially affect the Company there is no assurance that we will not be materially affected by such threats in the future. For additional information on our risks related to cybersecurity, see Item 1A, Risk Factors—Operational Risks.

Governance

Our Board of Directors and executive officers are responsible for oversight of our information technology framework, including cybersecurity, information security, information technology and business continuity. The Chief Information Officer (“CIO”) and other members of senior management report to the Board of Directors and executive officers at least annually and on an as needed basis. In the event of an immediate cyber threat to our business operations, the CIO would promptly initiate the Company’s incident response plan including notifying executive officers, Board of Directors and regulators.

While our Board of Directors provides oversight of our information technology environment, the ultimate responsibility for our processes for identifying, assessing and managing cybersecurity risks resides with management. The CIO, with assistance from internal and external resources, is responsible for the implementation and providing oversight to our organization and maintaining the appropriate level of expertise to manage and implement cybersecurity policies, programs and strategies. The CIO has served for over 30 years in information technology and various roles within the Company.

ITEM 2. PROPERTIES

The Company's office is housed in the main office of First National located at 405 5th Street, Ames, Iowa and an office owned by the Company at 323 6th Street, Ames, Iowa. There is a lease agreement between the Company and First National. In addition to the main office owned by First National, First National conducts its business through seven full-service offices, the West Ames office, North Grand office, Ankeny office, West Glen office, Valley Junction office, Downtown Osceola office, and Jeffreys Drive office. The West Ames and North Grand offices are located in Ames, Iowa. The Ankeny office is located in Ankeny, Iowa. The West Glen office is located in West Des Moines, Iowa and is leased from the Company. The Valley Junction office is located in West Des Moines, Iowa. The Downtown Osceola and Jefferies Drive offices are located in Osceola, Iowa. A portion of the Ankeny and West Glen offices are leased to tenants for business purposes.

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

All of the Bank offices are owned by the respective Banks, with the exception of First National’s West Glen office which is owned by the Company and leased to First National. All of the properties owned by the Banks are free of any mortgages. The West Glen office and Ames office owned by the Company are subject to a $3.1 million and $388 thousand mortgage, respectively.

ITEM 3. LEGAL PROCEEDINGS

The Banks are from time-to-time parties to various legal actions arising in the ordinary course of business. The Company believes that there is no threatened or pending proceeding against the Company or the Banks, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company or the Banks.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 28, 2024, the Company had approximately 249 shareholders of record and approximately 3,298 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”. Trading in the Company’s common stock is, however, relatively limited. The closing price of the Company’s common stock was $18.46 on February 28, 2024.

The Company declared aggregate annual cash dividends in 2023 and 2022 of approximately $9.7 million or $1.08 per share. In February 2024, the Company declared a quarterly cash dividend of approximately $2.4 million or $0.27 per share, payable on May 15, 2024.

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

On November 8, 2023, the Board of Directors approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in November 2022) that expired in November 2023. The Company did not purchase shares in 2023 and purchased 100,000 shares in 2022 under the Stock Repurchase Plans that were in effect during 2023 and 2022.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2023.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2023 to October 31, 2023 (1)	-	$-	-	100,000

November 1, 2023 to November 30, 2023 (1) and (2)	-	$-	-	100,000

December 1, 2023 to December 31, 2023 (2)	-	$-	-	100,000

Total	-		-

(1)	The Stock Repurchase Plan adopted in November 2022 expired in November 2023 and no shares remain available for purchase under this plan as a result of the expiration.
(2)

A successor Stock Repurchase Plan was approved and became effective on November 9, 2023 and authorized the purchase of up to 100,000 shares. This plan is scheduled to expire on November 13, 2024. No shares were purchased under this plan during November or December 2023.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following financial data of the Company for the three years ended December 31, 2021 through 2023 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2023	2022	2021

STATEMENT OF INCOME DATA
Interest income	$74,301	$61,553	$60,482
Interest expense	29,676	8,309	4,485

Net interest income	44,625	53,244	55,997
Credit loss expense (benefit)	789	(874)	(757)

Net interest income after credit loss expense (benefit)	43,836	54,118	56,754
Noninterest income	9,215	9,687	10,537
Noninterest expense	40,162	38,644	36,618

Income before provision for income tax	12,889	25,161	30,673
Provision for income taxes	2,072	5,868	6,760

Net income	$10,817	$19,293	$23,913

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared*	$9,712	$9,739	$11,753
Cash dividends declared per share*	$1.08	$1.08	$1.29
Basic and diluted earnings per share	$1.20	$2.14	$2.62
Weighted average shares outstanding	8,992,167	9,033,410	9,114,379

BALANCE SHEET DATA
Total assets	$2,155,481	$2,134,926	$2,137,041
Net loans	1,277,812	1,226,011	1,144,108
Deposits	1,811,831	1,897,957	1,878,019
Stockholders' equity	165,788	149,098	207,778
Equity to assets ratio	7.69%	6.98%	9.72%

FINANCIAL PERFORMANCE
Net income	$10,817	$19,293	$23,913
Average assets	2,140,034	2,134,947	2,082,705
Average stockholders' equity	153,530	168,752	209,135

Return on assets (net income divided by average assets)	0.51%	0.90%	1.15%
Return on equity (net income divided by average equity)	7.05%	11.43%	11.43%
Net interest margin (net interest income divided by average earning assets)**	2.20%	2.62%	2.83%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	74.60%	61.41%	55.04%
Dividend payout ratio (dividends per share divided by net income per share)*	90.00%	50.47%	49.24%
Dividend yield (dividends per share divided by closing year-end market price)*	5.06%	4.57%	5.27%
Equity to assets ratio (average equity divided by average assets)	7.17%	7.90%	10.04%

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and wealth management services. Some Banks also offer investment services through a third-party broker-dealer. The Company employs 24 individuals to assist the Banks with financial reporting, human resources, marketing, audit, compliance, technology systems, property appraisals, training and the coordination of management activities, in addition to 243 full-time equivalent individuals employed by the Banks.

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

The Company reported net income of $10.8 million for the year ended December 31, 2023 compared to $19.3 million for the year ended December 31, 2022. This represents a decrease in net income of 44% when comparing 2023 with 2022. The decrease in earnings in 2023 from 2022 is primarily the result of higher interest expense on deposits and other borrowed funds and an increase in credit loss expense, offset in part by an increase in interest income on loans. Earnings per share for 2023 were $1.20 compared to $2.14 in 2022. All six Banks demonstrated profitable operations during 2023 and 2022.

The Company’s return on average equity for 2023 was 7.05% compared to 11.43% in 2022. The return on average assets for 2023 was 0.51% compared to 0.90% in 2022. The decrease in return on average equity and return on average assets when comparing 2023 to 2022 was primarily a result of a reduction in earnings.

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

●

If short-term interest rates remain elevated or continue to increase over a relatively short period of time due to inflationary pressures or other factors, the interest rate environment may present a challenge to the Company. Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income, thus placing downward pressure on net interest income. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest-bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will tend to increase more quickly than interest income as the interest-bearing liabilities reprice more quickly than earning assets, resulting in a reduction in net interest income. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Based on this modeling, management believes Bank earning assets currently have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

●

The agricultural industry is subject to commodity price fluctuations and other risks. Extended periods of low commodity prices, higher input costs or poor weather conditions could result in reduced profit margins, reducing demand for goods and services provided by agriculture-related businesses, which, in turn, could affect other businesses in the Company’s market area. Moreover, changes in U.S. trade policy could create further volatility for commodities prices as the volume of exports of agricultural products to these foreign markets could be adversely impacted. Lastly, uncertainty regarding governmental mandates affecting ethanol production could reduce the demand for corn in the Company’s trade area, thus introducing further price volatility for this commodity. Any combination of these factors could produce losses within the Company's agricultural loan portfolio and in the commercial loan portfolio with respect to borrowers whose businesses are directly or indirectly impacted by the health of the agricultural economy. Such losses could result in an accelerated level of charge-offs and the need to increase provision expenses, thus resulting in reduced earnings.

The current economic environment, characterized by elevated short-term interest rates in response to inflationary pressures in the economy and the potential for a period of slower or negative economic growth resulting from efforts to dampen economic activity, has heightened the level of challenges, risks and uncertainties facing our business, including the following:

●

Market interest rates may continue to increase during the course of 2024 in response to inflationary pressures on the economy which could adversely affect our net interest income, net interest margin and earnings;

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

●

Goodwill is currently evaluated for impairment quarterly and goodwill has been determined to not be impaired as of December 31, 2023. In the future goodwill may be impaired if the effects of the economic slowdown negatively impacts our net income and fair value. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded;

●

We have experienced a decline in the fair value of our investment portfolio as a result of the increasing interest rate environment. This trend may continue in the near term, which could result in credit losses and increase the unrealized losses reported as part of our consolidated comprehensive income; and

●

In meeting our objective to maintain our capital levels and liquidity position, our Board of Directors could reduce, or determine to altogether forego, payment of future dividends in order to maintain and/or strengthen our capital and liquidity position.

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

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” accompanying the Company’s audited financial statements. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified the allowance for credit losses, the fair value determination of investment securities and the assessment of goodwill to be the Company’s most critical accounting policies.

Allowance for Credit Losses

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

When a loan does not share risk characteristics with other loans, we measure expected credit loss as the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan's effective interest rate except that, for collateral dependent loans, credit loss is measured as the difference between the amortized cost basis in the loan and the fair value of the underlying collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral. In accordance with our appraisal policy, the fair value of collateral-dependent loans is based upon independent third-party appraisals or evaluations. If it is determined that market conditions, changes to the property, changes in intended use of the property or other factors indicate that an appraisal or evaluation is no longer reliable, we require a validation of the appraisal or evaluation to assess whether a change in collateral value requires an additional adjustment to carrying value. If the appraisal or evaluation cannot be validated, a new appraisal or evaluation will be obtained. When we receive an updated appraisal or evaluation, management reassesses the need for adjustments to the loan's expected credit loss measurements and, where appropriate, records an adjustment. If the calculated expected credit loss is determined to be permanent, fixed or nonrecoverable, the credit loss portion of the loan will be charged off against the allowance for credit losses. Loans designated as having significantly increased credit risk are generally placed on nonaccrual and remain in that status until all principal and interest payments are current and the prospects for future payments in accordance with the loan agreement are reasonably assured, at which point the loan is returned to accrual status.

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

Such factors are used to adjust the historical loss rates so that they reflect management’s expectation of future conditions based on a reasonable and supportable forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, we reduce, on a straight-line basis over one year, the adjustments so that the model reverts back to the historical loss rates.

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

The allowance for credit losses for loans, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. For further information on the allowance for credit losses for loans, see Note 1 - Summary of Significant Accounting Policies and Note 4 - Loans Receivable and Credit Disclosures in the notes to the financial statements of this Annual Report.

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

For further discussion concerning the allowance for credit losses and the process of establishing specific reserves, see the section of this Annual Report entitled “Asset Quality Review and Credit Risk Management” and “Analysis of the Allowance for Credit Losses”.

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

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment. For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions. Impairment would arise if the fair value of a reporting unit is less than its carrying value. The Company completed a quantitative assessment of goodwill as of October 1, 2023 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded that there is no impairment of goodwill as of December 31, 2023. Goodwill may be impaired in the future if actual future test results differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:

	2023	2022

Net interest income (GAAP)	$44,625	$53,244
Tax-equivalent adjustment (1)	609	690
Net interest income on an FTE basis (non-GAAP)	45,234	53,934
Average interest-earning assets	$2,059,506	$2,060,959
Net interest margin on an FTE basis (non-GAAP)	2.20%	2.62%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the years ended December 31, 2023 and 2022, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.

Income Statement Review

The following highlights a comparative discussion of the major components of net income and their impact for the last two years.

Average Balances and Interest Rates

The following two tables are used to calculate the Company’s non-GAAP net interest margin on an FTE basis. The first table includes the Company’s average assets and the related income to determine the average yield on earning assets. The second table includes the average liabilities and related expense to determine the average rate paid on interest-bearing liabilities. The net interest margin is equal to the interest income less the interest expense divided by average earning assets. Refer to the net interest income discussion following the tables for additional detail (dollars in thousands).

	2023			2022

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
Interest-earning assets
Loans (1)
Commercial	$85,914	$4,888	5.69%	$72,844	$3,381	4.64%
Agricultural	93,813	6,396	6.82%	95,029	4,576	4.82%
Real estate	1,047,109	44,792	4.28%	985,084	37,342	3.79%
Consumer and other	16,403	734	4.47%	16,200	657	4.06%

Total loans (including fees)	1,243,239	56,810	4.57%	1,169,157	45,956	3.93%

Investment securities (2)
Taxable	654,718	12,674	1.94%	693,636	12,101	1.74%
Tax-exempt (3)	111,401	2,901	2.60%	130,474	3,285	2.52%

Total investment securities	766,119	15,575	2.03%	824,110	15,386	1.87%

Other interest-earning assets	50,148	2,525	5.04%	67,692	901	1.33%

Total interest-earning assets	2,059,506	$74,910	3.64%	2,060,959	$62,243	3.02%

Noninterest-earning assets
Cash and due from banks	21,236			23,390
Premises and equipment, net	20,904			18,213
Other, less allowance for loan losses (2)	38,388			32,385

Total noninterest-earning assets	80,528			73,988

TOTAL ASSETS	$2,140,034			$2,134,947

(1) Average loan balance includes nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.

(2) Average investment balances include unrealized gains and losses.  In reports prior to December 31, 2023 investment unrealized gains and losses were included in other noninterest-earning assets.

(3) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21% for the years ended December 31, 2023 and 2022.

Average Balances and Interest Rates (continued)

	2023			2022

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings, interest-bearing checking and money markets accounts	$1,212,630	$16,794	1.38%	$1,297,503	$5,498	0.42%
Time deposits	255,434	7,677	3.01%	206,401	1,818	0.88%

Total deposits	1,468,064	24,471	1.67%	1,503,904	7,316	0.49%
Other borrowed funds	132,918	5,205	3.92%	55,874	993	1.78%

Total interest-bearing liabilities	1,600,982	29,676	1.85%	1,559,778	8,309	0.53%

Noninterest-bearing liabilities
Noninterest-bearing checking	373,704			397,436
Other liabilities	11,818			8,981

Stockholders' equity	153,530			168,752

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,140,034			$2,134,947

Net interest income (FTE)(4)		$45,234			$53,934
Net interest spread (FTE)			1.79%			2.49%
Net interest margin (FTE)(4)			2.20%			2.62%

(4) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate loan interest income increased $7.4 million in 2023 compared to 2022. Increased volume of real estate loans increased interest income in 2023 by $2.4 million and higher interest rates increased interest income in 2023 by $5.0 million.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates (in thousands).

	2023 Compared to 2022
	Volume	Rate	Total (1)
Interest income
Loans
Commercial	$666	$841	$1,507
Agricultural	(60)	1,880	1,820
Real estate	2,440	5,010	7,450
Consumer and other	8	69	77

Total loans (including fees)	3,054	7,800	10,854

Investment securities
Taxable	(722)	1,295	573
Tax-exempt	(487)	103	(384)

Total investment securities	(1,209)	1,398	189

Other interest and dividend income	(289)	1,913	1,624

Total interest-earning assets	1,556	11,111	12,667

Interest-bearing liabilities
Deposits
Savings, interest-bearing checking and money market	(378)	11,674	11,296
Time deposits	523	5,336	5,859

Total deposits	145	17,010	17,155

Other borrowed funds	2,250	1,962	4,212

Total interest-bearing liabilities	2,395	18,972	21,367

Net interest income-earning assets	$(839)	$(7,861)	$(8,700)

(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest-bearing liabilities. The volume of and yields earned on earning assets and the volume of and the rates paid on interest-bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2023 and 2022, the Company's non-GAAP net interest margin was 2.20% and 2.62%, respectively, computed on an FTE basis. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net interest income during 2023 and 2022 totaled $44.6 million and $53.2 million, respectively, representing a 15.9% decrease in 2023 compared to 2022. Net interest income decreased in 2023 as compared to 2022 due primarily to an increase in market interest rates on deposits in excess of rate increases on interest-earning assets.

The high level of competition in the local markets may continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s primary market in Ames, Iowa, has fifteen banks, four credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other market areas in central, north-central and south-central Iowa creating similarly competitive environments.

Credit Loss Expense (Benefit)

The credit loss expense reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for credit losses. The Company’s credit loss expense for the year ended December 31, 2023 was $789 thousand compared to a credit loss benefit of ($874) thousand for the previous year. Net loan charge-offs totaled $213 thousand for the year ended December 31, 2023 compared to net loan charge-offs of $50 thousand for the previous year. The credit loss expense in 2023 was primarily due to growth in the loan portfolio and charge-offs in the agriculture loan portfolio. The credit loss benefit in 2022 was primarily due to a reduction in specific reserves and offset in part by growth in the loan portfolio. Loans classified as substandard and substandard-impaired, excluding 1-4 family and consumer loans, decreased $7.5 million to $29.0 million in 2023 primarily due to improving credit quality. Refer to the “Asset Quality Review and Credit Risk Management” discussion for additional details with regard to credit loss expense.

Noninterest Income and Expense

Total noninterest income is comprised primarily of fee-based revenues from wealth management and trust services, bank-related service charges on deposit activities, net securities gains, merchant and card fees related to electronic processing of merchant and cash transactions and gain on the sale of loans held for sale.

Noninterest income during the years ended 2023 and 2022 totaled $9.2 million and $9.7 million, respectively. The decrease in noninterest income in 2023 compared to 2022 is primarily due to fewer gains on sale of residential loans held for sale as refinancing volume has slowed and a decrease in wealth management income primarily due to a decline in estate fees.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 59% of noninterest expense in 2023 and 2022.

Noninterest expense during the years ended 2023 and 2022 totaled $40.2 million and $38.6 million, respectively. The increase in noninterest expense is primarily due to a wire fraud loss of $523 thousand in 2023, higher FDIC assessments and normal increases in salaries and benefits. The percentage of noninterest expense to average assets was 1.88% in 2023, compared to 1.81% during 2022.

Provision for Income Taxes

The provision for income taxes for 2023 and 2022 was $2.1 million and $5.9 million, respectively. This amount represents an effective tax rate of 16.1% and 23.3%, respectively. The Company's federal income tax rate was 21% for the years ended December 31, 2023 and 2022. The decrease in income tax expense and higher than expected tax rate in 2022 was due to a $780 thousand adjustment to deferred taxes for the reduction in future Iowa bank franchise tax rates enacted in the second quarter of 2022. The lower than expected tax rate in 2023 was primarily due to a higher proportion of tax-exempt interest income and New Markets Tax Credits to pretax income as compared to 2022.

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

Total assets increased to $2.16 billion in 2023 compared to $2.13 billion in 2022, or 1.0%. The increase was primarily due to interest-bearing deposit and loan growth funded by other borrowings. The increase was offset in part by a decrease in securities available-for-sale due primarily to maturities in the investment portfolio.

Loan Portfolio

Net loans as of December 31, 2023 totaled $1.28 billion, an increase of 4.2% from the $1.23 billion as of December 31, 2022. Loans increased primarily due to increases in the commercial operating, construction and multi-family loan portfolios. Loans are the primary contributor to the Company’s revenues and cash flows. The average yield on loans was 254 and 206 basis points higher in 2023 and 2022, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans. As of December 31, 2023, gross loans totaled approximately $1.29 billion, which equals approximately 71.4% of total deposits and 60.0% of total assets. The Iowa State Average Report (consisting of 237 banks in the State of Iowa) loan to deposit ratio as of December 31, 2023 was 77%. As of December 31, 2023, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

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

The interest rates charged on loans vary with the degree of risk and the amount and maturity terms of the loan. Competitive pressures, market interest rates, the availability of funds and government regulation further influence the rate charged on a loan. The Banks follow a loan policy, which has been approved by both the board of directors of the Company and the Banks and is overseen by both Company and Bank management. These policies establish lending limits, review and grading criteria and other guidelines such as loan administration and allowance for credit losses. Loans are approved by the Banks’ board of directors and/or designated officers in accordance with respective guidelines and underwriting policies of the Company. Credit limits generally vary according to the type of loan and the individual loan officer’s experience. Loans to any one borrower are limited by applicable state and federal banking laws.

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2023

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties (in thousands).

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	15 years	15 years	Total

Real Estate
Construction	$32,992	$13,120	$16,391	$547	$63,050
1-4 family residential	9,522	109,744	123,169	46,969	289,404
Multi-family	9,610	153,050	15,802	17,074	195,536
Commercial	24,489	210,558	68,267	55,952	359,266
Agricultural	5,787	27,612	51,857	76,261	161,517
Commercial	31,390	36,138	21,156	1,045	89,729
Agricultural	86,797	29,002	2,956	381	119,136
Consumer and other	1,465	9,221	5,749	105	16,540

Total loans	$202,052	$588,445	$305,347	$198,334	$1,294,178

The following table shows the contractual maturities after one year of the Company’s loan portfolio by fixed- and variable-rate loans as of December 31, 2023 (in thousands):

	After one	After five
	year but	years but
	within	within	After
	five years	15 years	15 years
Fixed-rate loans
Real Estate
Construction	$8,379	$243	$317
1-4 family residential	105,055	101,779	2,385
Multi-family	152,250	14,637	74
Commercial	201,911	39,089	-
Agricultural	26,000	19,021	834
Commercial	33,109	11,722	-
Agricultural	22,770	1,651	381
Consumer and other	8,797	5,749	8

Total fixed-rate loans	558,271	193,891	3,999

Variable-rate loans
Real Estate
Construction	4,741	16,148	230
1-4 family residential	4,689	21,390	44,584
Multi-family	800	1,165	17,000
Commercial	8,647	29,178	55,952
Agricultural	1,612	32,836	75,427
Commercial	3,029	9,434	1,045
Agricultural	6,232	1,305	-
Consumer and other	424	-	97

Total variable-rate loans	30,174	111,456	194,335

Total loans	$588,445	$305,347	$198,334

Loans Held For Sale

There was $124 thousand of mortgage origination funding awaiting delivery to the secondary market as of December 31, 2023 and $154 thousand as of December 31, 2022. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2023 were $736.4 million, a decrease of $50.0 million or 6.4% from the prior year end. As of December 31, 2023 and 2022, the investment portfolio comprised 34% and 37% of total assets, respectively. The decrease in investments during 2023 is primarily due to maturities in excess of purchases. The decrease is offset in part by lower unrealized losses in the investment portfolio.

Management’s process for obtaining and validating the fair value of investment securities is discussed in Note 16 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Investment Maturities as of December 31, 2023

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties (in thousands).

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total

U.S. government treasuries	$42,176	$148,455	$9,457	$-	$200,088
U.S. government agencies	11,936	59,543	21,136	-	92,615
U.S. government mortgage-backed securities	261	32,118	69,252	233	101,864
States and political subdivisions (1)	15,371	133,008	114,062	7,450	269,891
Corporate bonds	11,498	29,095	31,338	-	71,931

Total	$81,242	$402,219	$245,245	$7,683	$736,389

Weighted average yield
U.S. government treasuries	1.06%	1.16%	1.48%	n/a	1.15%
U.S. government agencies	2.07%	1.76%	2.40%	n/a	1.95%
U.S government mortgage-backed securities	2.42%	1.84%	0.96%	2.14%	1.23%
States and political subdivisions (1)	2.13%	2.29%	2.40%	2.83%	2.35%
Corporate bonds	2.51%	2.91%	2.72%	n/a	2.77%

Total	1.62%	1.83%	1.99%	2.81%	1.87%

(1) Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis using a federal income tax rate of 21 percent.

The Company's investment portfolio had an expected duration of 3.55 years and 4.06 years as of December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, the Company’s investment securities portfolio included securities issued by 272 and 289 government municipalities and agencies located within 30 states with a fair value of $269.9 million and $286.0 million, respectively. No one municipality or agency represents a concentration within this segment of the investment portfolio. Omaha, Nebraska, sewer revenue bonds with a fair value of $5.2 million (approximately 1.9% of the fair value of the government municipalities and subdivisions) represent the largest exposure to any one municipality or subdivision for the Company as of December 31, 2023.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of December 31, 2023 and 2022 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2023		2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$59,721	$55,827	$66,168	$60,884
Texas	29,199	26,721	29,750	26,241
Nebraska	19,660	17,202	20,165	16,845
Oregon	9,885	9,299	11,049	10,079
Washington	9,632	8,860	10,911	9,898
Connecticut	8,700	8,183	8,701	7,936
Other (2023: 15 states; 2022: 15 states)	32,698	30,257	33,327	29,868

Total general obligation bonds	$169,495	$156,349	$180,071	$161,751

Revenue bonds:
Iowa	$48,645	$45,953	$57,330	$53,649
Texas	14,794	13,193	14,824	12,680
Nebraska	9,397	8,238	9,777	8,265
Other (2023: 23 states; 2022: 23 states)	50,144	46,158	55,177	49,658

Total revenue bonds	$122,980	$113,542	$137,108	$124,252

Total obligations of states and political subdivisions	$292,475	$269,891	$317,179	$286,003

As of December 31, 2023 and 2022, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities and water utilities. The revenue bonds are to be paid from 16 revenue sources in 2023 and 2022. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2023		2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$29,409	$27,284	$31,768	$28,917
Water	20,394	18,968	21,754	19,792
College and universities, primarily dormitory revenues	16,944	15,340	19,550	17,368
Sewer	12,771	11,465	13,333	11,592
Leases	8,060	7,421	10,863	9,929
Other	35,402	33,064	39,840	36,654

Total revenue bonds by revenue source	$122,980	$113,542	$137,108	$124,252

Deposits

Total deposits were $1.81 billion and $1.90 billion as of December 31, 2023 and 2022, respectively. The decrease of $86.1 million between the periods can be primarily attributed to decreases in savings and money market accounts as customers seek higher interest rates. A portion of the decline in savings and money market accounts was offset by an increase in time deposits. Balances fluctuate as customer liquidity needs vary and could be impacted by prevailing market interest rates, competition, and economic conditions. Approximately 12% of deposits are tied to external indexes as of December 31, 2023. Deposit interest expense related to these deposits increase more quickly than our other deposit products in a rising interest rate environment.

The Company’s primary source of funds is customer deposits. The Banks attempt to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While 87.0% of the Banks’ certificates of deposit mature in the next year, it is anticipated that many of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $250,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company believes it has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operations and liquidity. The Company had $6.9 million and $11.4 million of brokered deposits as of December 31, 2023 and 2022, respectively. The Company has approximately $590 million of estimated uninsured deposits as of December 31, 2023. Approximately $173 million of estimated uninsured deposits were collateralized by pledged assets.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2023 and 2022 (dollars in thousands).

	2023		2022
	Average		Average
	Amount	Rate	Amount	Rate

Non-interest bearing checking deposits	$373,704	0.00%	$397,436	0.00%
Interest bearing checking deposits	609,965	1.61%	612,419	0.47%
Money market deposits	395,351	1.45%	457,053	0.48%
Savings deposits	207,314	0.59%	228,031	0.18%
Time certificates	255,434	3.01%	206,401	0.88%

	$1,841,768		$1,901,340

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances in excess of the FDIC insurance limit of $250 thousand as of December 31, 2023 and 2022 (in thousands).

	2023	2022

3 months or less	$32,036	$14,444
Over 3 through 6 months	15,808	13,261
Over 6 through 12 months	16,427	7,166
Over 12 months	3,961	8,015

Total	$68,232	$42,886

The following table shows the amounts and remaining maturities of estimated uninsured time certificates of deposit as of December 31, 2023 and 2022 (in thousands).

	2023	2022

3 months or less	$21,942	$8,862
Over 3 through 6 months	11,174	8,010
Over 6 through 12 months	18,355	5,109
Over 12 months	7,701	8,616

Total	$59,172	$30,597

Borrowed Funds

Borrowed funds that may be utilized by the Company are comprised of the Federal Reserve Bank Term Funding Program (BTFP), FHLB advances, federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Borrowed funds are an alternative funding source to deposits and can be used to fund the Company’s assets and unforeseen liquidity needs. The BTFP offers loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The BTFP allows for borrowing from the Federal Reserve Bank up to the par value of the pledged collateral. FHLB advances are loans from the FHLB that can mature daily or have longer maturities for fixed or floating rates of interest. Federal funds purchased are borrowings from other banks that mature daily. Repurchase agreements are similar to deposits as they are funds lent by various Bank customers; however, investment securities are pledged to secure such borrowings. The Company’s repurchase agreements reprice daily.

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2023 and 2022 (dollars in thousands).

	2023		2022

		Average		Average
	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$53,994	2.83%	$40,676	2.50%
Other borrowings	110,588	4.63%	39,120	4.39%

Total	$164,582	4.04%	$79,796	3.43%

Average Annual Borrowed Funds

The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2023 and 2022 (dollars in thousands).

	2023		2022

		Average		Average
	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$48,602	2.80%	$41,143	1.17%
Other borrowings	84,316	4.56%	14,731	3.49%

Total	$132,918	3.92%	$55,874	1.78%

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2023, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher credit loss expense in future periods. These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company. For additional information, including quantification of the amounts involved, see Note 14 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this Annual Report.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2023, totaled $1.28 billion as compared to $1.23 billion as of December 31, 2022, an increase of 4.2%. Net loans comprise approximately 59% of total assets as of the end of 2023. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company’s non-performing assets have decreased by 5% from December 31, 2022 and total $13.9 million as of December 31, 2023. The Company’s level of non-performing loans as a percentage of loans of 1.08% as of December 31, 2023, is higher than the Iowa State Average peer group of FDIC insured institutions as of December 31, 2023, of 0.39%. Management believes that the allowance for credit losses as of December 31, 2023 remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past three years ended December 31, 2023 (dollars in thousands):

	2023	2022	2021

Nonperforming assets:
Nonaccrual loans	$13,811	$14,722	$12,670
Loans 90 days or more past due	108	-	169

Total nonperforming loans	13,919	14,722	12,839
Securities available-for-sale	-	-	-
Other real estate owned	-	-	218

Total nonperforming assets	$13,919	$14,722	$13,057

Ratio of nonaccrual loans to total loans outstanding	1.07%	1.19%	1.09%

Ratio of allowance for credit losses to nonaccrual loans	121.47%	106.62%	131.18%

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

Non-performing loans totaled $13.9 million as of December 31, 2023 and were $803 thousand lower than the non-performing loans as of December 31, 2022. The decrease in non-performing loans was due primarily to payments on nonaccrual loans. The Company considers non-performing loans to generally include nonaccrual loans, loans past due 90 days or more and still accruing and other loans that may or may not meet the former nonperforming criteria but are considered to meet the definition of impaired.

The allowance for credit losses related to these impaired loans was approximately $118 thousand and $95 thousand at December 31, 2023 and 2022, respectively. The average balances of impaired loans for the years ended December 31, 2023 and 2022 were $12.7 million and $13.0 million, respectively. For the years ended December 31, 2023 and 2022, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $768 thousand and $733 thousand, respectively. There were $109 thousand and no loans greater than 90 days past due and still accruing interest as of December 31, 2023 and 2022, respectively.

Summary of the Allowance for Credit Losses

The expense for credit losses recorded through earnings is the amount necessary to maintain the allowance for credit losses at the amount of expected credit losses inherent within the loans held for investment portfolio as of the balance sheet date. The amount of expense and the corresponding level of allowance for credit losses for loans are based on our evaluation of the collectability of the loan portfolio based on historical loss experience, reasonable and supportable forecasts, and other significant qualitative and quantitative factors.

The adequacy of the allowance for credit losses is evaluated quarterly by management, the Company and respective Bank boards. This evaluation focuses on specific loan reviews, changes in the type and volume of the loan portfolio given the current economic conditions and historical loss experience. Any one of the following conditions may result in the review of a specific loan: concern about whether the customer’s cash flow or collateral are sufficient to repay the loan; delinquent status; criticism of the loan in a regulatory examination; the accrual of interest has been suspended; or other reasons, including when the loan has other special or unusual characteristics which warrant special monitoring.

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

Analysis of the Allowance for Credit Losses

The Company’s policy is to charge-off loans when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries. The following table sets forth information regarding net charge-offs to average loans outstanding by loan type during the years ended December 31, 2023 and 2022 (in thousands).

	2023			2022
			Net			Net
			charge-offs			charge-offs
	Net		(recoveries)	Net		(recoveries)
	charge-offs	Average	to average	charge-offs	Average	to average
	(recoveries)	Loans	loans	(recoveries)	Loans	loans

Net charge-offs (recoveries):
Real estate
Construction	$-	$62,056	0.00%	$-	$43,905	0.00%
1-4 Family residential	(5)	287,062	0.00%	15	266,029	0.01%
Multi-family	-	190,525	0.00%	-	175,154	0.00%
Commercial	(5)	347,267	0.00%	(3)	344,007	0.00%
Agricultural	-	160,199	0.00%	-	155,989	0.00%
Commercial	28	85,914	0.03%	37	72,844	0.05%
Agricultural	198	93,813	0.21%	7	95,029	0.01%
Consumer and other	(3)	16,403	-0.02%	(6)	16,200	-0.04%

Totals	$213	$1,243,239	0.02%	$50	$1,169,157	0.00%

Pooled reserves for loan categories range from 0.64% to 2.69% of the outstanding loan balances as of December 31, 2023. In general, as loan volume increases, the pooled reserve levels increase with that growth and as loan volume decreases, the pooled reserve levels decrease with that decline. The allowance relating to commercial real estate is the largest reserve component. As of December 31, 2023, commercial real estate loans have a pooled reserve of 1.50%.

Other factors considered when determining the adequacy of the pooled reserve include historical losses; watch, substandard and impaired loan volume; the ability to collect past due loans; loan growth; loan-to-value ratios; loan administration; collateral values; and economic factors. The Company’s concentration risks include geographic concentration in Iowa; the local economy’s dependence upon several large governmental entity employers, including Iowa State University; and the health of Iowa’s agricultural sector that, in turn, is dependent on crop and livestock prices, weather conditions, trade policies and government programs. No assurances can be made that losses will remain at the relatively favorable levels experienced over the past five years.

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

	2023	2022	2021

Specific reserve on loans individually evaluated for credit losses	$118	$95	$1,392

Loans individually evaluated for credit losses	$13,794	$14,386	$12,312

Percentage increase (decrease) in specific reserve on loans individually evaluated for credit losses	24%	-93%	-23%

Percentage increase (decrease) in loans individually evaluated for credit losses	-4%	17%	-19%

Allocation of the Allowance for Credit Losses

The following table sets forth information concerning the Company’s allocation of the allowance for credit losses for the most recent three years (dollars in thousands):

	2023		2022		2021
	Amount	% *	Amount	% *	Amount	% *

Balance at end of period
applicable to:
Real Estate
Construction	$408	5%	$730	4%	$675	4%
1-4 family residential	3,333	22%	3,028	23%	2,752	21%
Multi-family	2,542	15%	2,493	15%	2,501	15%
Commercial	5,236	28%	4,742	29%	5,905	29%
Agricultural	1,238	13%	1,625	13%	1,584	13%
Commercial	1,955	7%	1,153	6%	1,170	7%
Agricultural	1,607	9%	1,705	9%	1,836	10%
Consumer and other	457	1%	221	1%	198	1%

	$16,776	100%	$15,697	100%	$16,621	100%

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

Liquidity is derived primarily from core deposit growth and retention; principal and interest payments on loans; principal and interest payments, sale, maturity, and prepayment of investment securities; net cash provided from operations; and access to other funding sources. Other funding sources include federal funds purchased lines, Federal Reserve BTFP, FHLB advances and other capital market sources.

As of December 31, 2023, management believes that the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions and that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions for December 31, 2023 and 2022 totaled $55.1 million and $27.9 million, respectively. The higher balance of liquid assets as of December 31, 2023 primarily relates to increased deposits at the Federal Reserve Bank.

Other sources of liquidity available to the Banks as of December 31, 2023 include available borrowing capacity with the FHLB of $280.9 million and federal funds borrowing capacity at correspondent banks of $101.5 million. As of December 31, 2023, the Company had outstanding FHLB advances and other borrowings of $110.6 million, no federal funds purchased, and securities sold under agreements to repurchase of $54.0 million.

Total investments as of December 31, 2023, were $736.4 million compared to $786.4 million as of year-end 2022. The investment portfolio provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2023 and 2022. The investments have pretax net unrealized losses of $62.3 million and $83.6 million as of December 31, 2023 and 2022, respectively.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2023 and 2022 totaled $19.5 million and $21.2 million, respectively. The change in net cash provided by operating activities in 2023 was primarily due to higher interest expense paid on deposits and other borrowings resulting in a decrease in net income.

Net cash provided by (used in) investing activities for the years ended December 31, 2023 and 2022 was $18.8 million and ($127.4) million, respectively. The change in net cash provided by (used in) investing activities in 2023 was primarily due to fewer purchases of securities.

Net cash provided by (used in) financing activities for the years ended December 31, 2023 and 2022 totaled ($11.1) million and $44.9 million, respectively. The change in net cash provided by (used in) financing activities in 2023 was due primarily to a decrease in deposits and partially offset by new borrowings.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2023, dividends from the Banks amounted to $10.0 million compared to $10.2 million in 2022. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated cash and interest-bearing deposits totaling $1.9 million that is available as of December 31, 2023 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $262.7 million as of December 31, 2023 compared to a total of $262.9 million at the end of 2022. The timing of these credit commitments varies with the underlying borrowers; however, the Company believes it has satisfactory liquidity to fund these obligations as of December 31, 2023. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no other known trends in liquidity and cash flow needs as of December 31, 2023, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $165.8 million at December 31, 2023, from $149.1 million at December 31, 2022. As of December 31, 2023 and 2022, stockholders’ equity as a percentage of total assets was 7.7% and 7.0%, respectively. The increase in stockholders’ equity was primarily the result of a decrease in unrealized losses on the investment portfolio and the retention of net income in excess of dividends. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of December 31, 2023. Unrealized losses on the investment portfolio are excluded from regulatory capital.

From time to time, the Company’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. No shares of common stock were repurchased under stock repurchase plans in 2023 and 100,000 shares of common stock were repurchased in 2022. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Annual Report.

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

Forward-Looking Statements and Business Risks

Certain statements contained in the foregoing Management’s Discussion and Analysis and elsewhere in this Annual Report that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), notwithstanding that such statements are not specifically identified. In addition, certain statements may be contained in the Company’s future filings with the SEC, in press releases and in oral and written statements made by or with the Company’s approval that are not statements of historical fact and constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, asset quality, liquidity, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “projected”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statement. Factors that could cause actual results to differ from those discussed in the forward-looking statement include, but are not limited to:

●

Local, regional and national economic conditions and the impact they may have on the Company and its customers, and management’s assessment of that impact on its estimates including, but not limited to, the allowance for credit losses, collateral values and fair value of other real estate owned. Of particular relevance are the economic conditions in the concentrated geographic area in central, north-central and south-central Iowa in which the Banks conduct their operations.

●	Adequacy of the allowance for credit losses and changes in the level of nonperforming assets and charge-offs.

●

Inflation and interest rate, securities market and monetary fluctuations, including increases in interest rates initiated during 2022 and 2023 in response to significant inflationary pressures affecting the national economy.

●	Changes in the fair value of securities available-for-sale and management’s evaluation of credit losses of such securities.

●

The effects of and changes in trade and monetary and fiscal policies and laws, including the changes in assessment rates established by the Federal Deposit Insurance Corporation for its Deposit Insurance Fund and interest rate policies of the Federal Open Market Committee of the Federal Reserve Board.

●	Changes in sources and uses of funds, including loans, deposits and borrowings, including the ability of the Banks to maintain unsecured federal funds lines with correspondent banks.

●	Changes imposed by regulatory agencies to increase capital to a level greater than the level currently required for well capitalized financial institutions.

●	Political instability, acts of war or terrorism, natural disasters and pandemics.

●	The timely development and acceptance of new products and services and perceived overall value of these products and services by customers.

●	Revenues being lower than expected.

●	Changes in consumer spending, borrowings and savings habits.

●	Changes in the financial performance and/or condition of the Company’s borrowers.

●	Credit quality deterioration, which could cause an increase in the allowance for credit losses.

●	Technological changes and operational and reputational risks related to breaches of data security and cyber-attacks.

●	The ability to increase market share and control expenses.

●	Changes in the competitive environment among financial or bank holding companies and other financial service providers.

●

The effect of changes in laws and regulations with which the Company and the Banks must comply, including developments and changes related to the implementation of the Dodd-Frank Act and the effect of any Federal tax reform on the operations of the Company and its customers.

●	Changes in the securities markets.

●

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the FASB, International Financial Reporting Standards and other accounting standard setters.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Ames National Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Ames National Corporation (the “Company”) as of December 31, 2023, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 1 and 4 to the financial statements, the Company changed its method of accounting for the allowance for credit losses effective January 1, 2023 due to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As discussed below, auditing the Company’s allowance for credit losses on loans, including adoption of the new accounting guidance related to the estimate of allowance for credit losses, was a critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the consolidated financial statements, the Company adopted Topic 326 effective January 1, 2023.  The Company’s allowance for credit losses on loans (ACL) was $16.78 million as of December 31, 2023. The Company primarily uses loss rate based undiscounted cash flow (UDCF) methods to estimate credit losses by portfolio segment.  For loans that share similar risk characteristics, loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. The model calculates an expected loss percentage for each loan class by considering the historical loss rate of similar peers.  The component of the allowance for credit losses for loans that share similar risk characteristics also considers qualitative factors for each loan class to adjust for differences between the historical period used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio to reflect management’s expectation of future conditions based on a reasonable and supportable forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reduces, on a straight-line basis over one year, the adjustments so that the model reverts back to the historical loss rates. Loans that do not share similar risk characteristics are evaluated on an individual basis.

We identified the ACL as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity in auditing management’s estimate of the ACL, specifically management’s identification and measurement of the qualitative factor adjustments.  This required a high degree of subjectivity and auditor effort due to the complexities of the model and the nature of the qualitative factor adjustments, which had a significant effect on the ACL.

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including management’s process for developing and applying qualitative factor adjustments

●	Obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to management’s determination of the ACL, including:

○	Controls over the completeness and accuracy of data used to determine the ACL, and
○	Controls over management’s review and approval of the ACL, including the determination of the qualitative factor adjustments

●	Tested the mathematical accuracy of the calculation of the ACL, including the mathematical application of the qualitative factor adjustments on the loan segments

●	Evaluated the reasonableness of management’s identification and application of qualitative factor adjustments to the ACL, including evaluating management’s judgements for reasonableness based on changes in economic conditions and the loan portfolio, as well as relevant internal and third-party data

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2023.

Springfield, Missouri

March 8, 2024

CliftonLarsonAllen LLP CLAconnect.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Ames National Corporation Consolidated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ames National Corporation Consolidated and Subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CliftonLarsonAllen LLP

We have served as the Company’s auditor from 2006 to 2022.

West Des Moines, Iowa

March 10, 2023

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(in thousands, except share and per share data)

	2023	2022
ASSETS
Cash and due from banks	$24,105	$20,819
Interest-bearing deposits in financial institutions and federal funds sold	30,996	7,065
Total cash and cash equivalents	55,101	27,884
Interest-bearing time deposits	8,904	14,669
Securities available-for-sale	736,389	786,438
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,086	4,613
Loans receivable, net	1,277,812	1,226,011
Loans held for sale	124	154
Bank premises and equipment, net	22,549	18,895
Accrued income receivable	12,953	11,275
Bank-owned life insurance	3,131	3,054
Deferred income taxes, net	16,496	22,130
Other intangible assets, net	1,429	1,931
Goodwill	12,424	12,424
Other assets	5,083	5,448

Total assets	$2,155,481	$2,134,926

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$370,942	$391,576
Interest-bearing checking	611,891	617,379
Savings and money market	552,275	675,031
Time, $250 and over	67,733	42,886
Other time	208,990	171,085
Total deposits	1,811,831	1,897,957

Securities sold under agreements to repurchase	53,994	40,676
Other borrowings	110,588	39,120
Dividends payable	2,428	2,428
Accrued interest payable	4,710	666
Accrued expenses and other liabilities	6,142	4,981
Total liabilities	1,989,693	1,985,828

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,992,167 shares as of December 31, 2023 and 2022	17,984	17,984
Additional paid-in capital	14,253	14,253
Retained earnings	180,438	179,931
Accumulated other comprehensive (loss)	(46,887)	(63,070)
Total stockholders' equity	165,788	149,098

Total liabilities and stockholders' equity	$2,155,481	$2,134,926

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2023 and 2022

(in thousands, except per share data)

	2023	2022

Interest and dividend income:
Loans, including fees	$56,810	$45,956
Securities:
Taxable	12,674	12,101
Tax-exempt	2,292	2,595
Other interest and dividend income	2,525	901
Total interest and dividend income	74,301	61,553

Interest expense:
Deposits	24,471	7,316
Other borrowed funds	5,205	993
Total interest expense	29,676	8,309

Net interest income	44,625	53,244

Credit loss expense (benefit)	789	(874)

Net interest income after credit loss expense (benefit)	43,836	54,118

Noninterest income:
Wealth management income	4,649	4,938
Service fees	1,349	1,351
Securities gains, net	35	37
Gain on sale of loans held for sale	362	606
Merchant and card fees	1,665	1,817
Other noninterest income	1,155	938
Total noninterest income	9,215	9,687

Noninterest expense:
Salaries and employee benefits	23,664	22,909
Data processing	5,985	6,153
Occupancy expenses, net	2,965	2,945
FDIC insurance assessments	1,095	608
Professional fees	2,081	1,888
Business development	1,360	1,427
Intangible asset amortization	502	574
New Markets Tax Credit projects amortization	767	755
Other operating expenses, net	1,743	1,385
Total noninterest expense	40,162	38,644

Income before income taxes	12,889	25,161

Provision for income taxes	2,072	5,868

Net income	$10,817	$19,293

Basic and diluted earnings per share	$1.20	$2.14

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2023 and 2022

(in thousands)

	2023	2022

Net income	$10,817	$19,293
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	21,279	(87,339)
Plus: reclassification adjustment for (gains) realized in net income	(35)	(37)
Other comprehensive income (loss) before tax	21,244	(87,376)
Tax benefit (expense) related to other comprehensive income	(5,056)	21,442
Other income tax effects from tax reform	(5)	-
Other comprehensive income (loss), net of tax	16,183	(65,934)
Comprehensive income (loss)	$27,000	$(46,641)

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2023 and 2022

(in thousands, except share and per share data)

	Common Stock		Additional Paid-	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	in Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2021	9,092,167	$18,184	$16,353	$170,377	$2,864	$207,778
Net income		-	-	19,293	-	19,293
Other comprehensive (loss)		-	-	-	(65,934)	(65,934)
Repurchase and retirement of stock	(100,000)	(200)	(2,100)	-	-	(2,300)
Cash dividends declared, $1.08 per share		-	-	(9,739)	-	(9,739)
Balance, December 31, 2022	8,992,167	17,984	14,253	179,931	(63,070)	149,098
Cumulative change in accounting principle		-	-	(603)	-	(603)
Net income		-	-	10,817	-	10,817
Other income tax effects from tax reform		-	-	5	-	5
Other comprehensive income		-	-	-	16,183	16,183
Cash dividends declared, $1.08 per share		-	-	(9,712)	-	(9,712)
Balance, December 31, 2023	8,992,167	$17,984	$14,253	$180,438	$(46,887)	$165,788

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023 and 2022

(in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,817	$19,293
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit) for loans	774	(874)
Credit loss expense for off-balance sheet credit exposures	15	106
Amortization of securities available-for-sale, loans and deposits, net	1,524	2,133
Amortization of intangible assets	502	574
Depreciation	1,250	1,424
Provision for deferred income taxes	766	1,234
Securities gains, net	(35)	(37)
Increase in cash value of bank-owned life insurance	(77)	(69)
Gain on sales of loans held for sale	(362)	(606)
Proceeds from the sales of loans held for sale	18,678	26,905
Originations of loans held for sale	(18,286)	(26,453)
(Gain) on sale and disposal of bank premises and equipment, net	-	(76)
Amortization of investment in New Markets Tax Credit projects	767	755
Change in assets and liabilities:
(Increase) in accrued income receivable	(1,678)	(1,151)
(Increase) in other assets	(365)	(1,439)
Increase in accrued interest payable	4,044	313
Increase (decrease) in accrued expenses and other liabilities	873	(801)
Net cash provided by operating activities	19,207	21,231

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	5,765	2,253
Purchase of securities available-for-sale	(6,418)	(141,315)
Proceeds from sale of securities available-for-sale	2,069	10,548
Proceeds from maturities and calls of securities available-for-sale	73,917	85,582
Purchase of FHLB stock	(18,791)	(14,131)
Proceeds from the redemption of FHLB and FRB stock	20,318	12,940
Net (increase) in loans	(52,904)	(80,528)
Purchase of premises and equipment	(4,894)	(2,858)
Proceeds from the sale of premises and equipment	-	125
Net cash provided by (used in) investing activities	19,062	(127,384)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	(86,126)	19,938
Increase in securities sold under agreements to repurchase	13,318	825
Payments on other borrowings	(186,962)	(3,300)
Proceeds from other borrowings	269,850	4,000
Net proceeds from (payments on) FHLB short-term borrowings	(11,420)	35,420
Dividends paid	(9,712)	(9,675)
Stock repurchases	-	(2,300)
Net cash provided by (used in) financing activities	(11,052)	44,908

Net increase (decrease) in cash and cash equivalents	27,217	(61,245)

CASH AND CASH EQUIVALENTS
Beginning	27,884	89,129
Ending	$55,101	$27,884

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2023 and 2022

(in thousands)

	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$25,632	$8,560
Income taxes	1,813	4,969

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

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL’), the assessment of goodwill impairment and the assessment of fair value for certain financial instruments.

Cash and cash equivalents: For purposes of reporting cash flows, cash and due from banks include cash on hand, amounts due from banks, interest-bearing deposits in financial institutions, and federal funds sold. The Company reports net cash flows for customer loan transactions, deposit transactions and short-term borrowings with maturities of 90 days or less.

Interest-bearing time deposits: Interest-bearing time deposits mature within five years and are carried at cost.

Securities available-for-sale and the allowance for credit losses on securities available-for-sale: Debt securities that might not be held until maturity are classified as available for sale ("AFS") and are reported at the fair value in the balance sheet. Fair value measurement is based upon quoted market prices in active markets, if available. If quoted prices in active markets are not available, fair value is measured using pricing models or other model-based valuation techniques such as present value of future cash flows, which consider prepayment assumptions and other factors such as credit losses and market liquidity. Unrealized gains and losses are excluded from earnings and reported, net of tax, in other comprehensive income ("OCI"). Gains and losses on the sale of securities are determined using the specific identification method based on amortized cost and are reflected in results of operation at the time of sale. Interest and dividend income, adjusted by amortization of purchase premium or discount over the estimated life of the security or, in the case of callable securities, through the first call date, using the level yield method, is included in income as earned.

AFS debt securities in unrealized loss positions are evaluated for credit losses at least quarterly. For AFS debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes.

Credit losses may result from credit deterioration of the issuer or collateral underlying the security. In performing an assessment of whether any decline in fair value is due to a credit loss, all relevant information is considered at the individual security level. For asset-backed securities performance indicators considered related to the underlying assets include default rates, delinquency rates, percentage of nonperforming assets, debt-to-collateral ratios, third-party guarantees, current levels of subordination, vintage, geographic concentration, analyst reports and forecasts, credit ratings and other market data. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis.

If the Company intends to sell a debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged against the allowance for credit losses with any incremental impairment reported in earnings.

Accrued interest receivable on AFS debt securities totaled $3.5 million at December 31, 2023 and is excluded from the estimate of credit losses.

FHLB and FRB stock: The Banks, as members of the FHLB system, are required to maintain an investment in capital stock of the FHLB in an amount equal to 0.06 percent of the member bank’s total assets plus 4.50 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF). All shares of FHLB stock are issued and redeemed at par value. The Banks, as members of the FRB system, must subscribe to the capital stock of its District Federal Reserve Bank in an amount equal to 6 percent of the member bank's paid-up capital and surplus and must pay in half of that amount. The other half is subject to call by the Board of Governors. The stock is issued and redeemed at par value. No ready market exists for the FHLB and FRB stock, and it has no quoted market value. The Company evaluates these assets for impairment on a quarterly basis and determined there was no impairment as of December 31, 2023.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses and other basis adjustments. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $9.4 million at December 30, 2023 and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Allowance for credit losses on loans: Credit quality within the loans held for investment portfolio is continuously monitored by management and is reflected within the allowance for credit losses for loans. The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. Expected credit loss inherent in non-cancelable off-balance-sheet (“OBS”) credit exposures is accounted for as a separate liability on the balance sheet. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments which consist of construction real estate, 1 to 4 family residential real estate, multi-family real estate, commercial real estate, agricultural real estate, commercial, agricultural and consumer and other lending. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. The key components in this estimation process include the following:

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

In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the allowance for credit losses, we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and purpose. This model calculates an expected loss percentage for each loan class by considering the historical loss rate of similar peers. The component of the allowance for credit losses for loans that share similar risk characteristics also considers qualitative factors for each loan class to adjust for differences between the historical period used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, depth, and ability of the lending management and other relevant staff; (5) the volume and severity of past due loans and other similar conditions; (6) the quality of our loan review system and (7) the value of underlying collateral for collateralized loans. Additional qualitative factors include the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical loss rates so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reduces, on a straight-line basis over one year, the adjustments so that the model reverts back to the historical loss rates.

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

Off-balance sheet credit exposures: The Company, in the normal course of business, extends credit to meet the financing needs of its customers, which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed in Note 14.

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

Loans held for sale: Loans held for sale are the loans the Banks have the intent to sell in the foreseeable future. They are stated at the lower of aggregate cost or estimated fair value. Loans are sold on a non-recourse basis with servicing released and gains and losses are recognized based on the difference between sales proceeds and the carrying value of the loan. The Company has had very few experiences of repurchasing loans previously sold into the secondary market. A specific reserve was not considered necessary based on the Company’s historical experience with repurchase activity.

Bank premises and equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using straight-line and accelerated methods over the estimated useful lives of the respective assets. Depreciable lives range from 3 to 7 years for equipment and 15 to 40 years for premises.

Other real estate owned: Real estate properties acquired through or in lieu of foreclosure are initially recorded at the fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell and any subsequent write-downs are charged to operations. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2023 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded that there is no impairment of goodwill as of December 31, 2023. Further goodwill impairment evaluations, which may result in goodwill impairment, may be necessary if events or circumstance changes would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The Company has fair value hedging relationships at December 31, 2023. The Company uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. The Company uses the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the fair value of the hedging derivative with the fair value of the hedged exposure. The cumulative approach involves comparing the cumulative changes in the hedging derivative’s fair value to the cumulative changes in the hedged exposure’s fair value.

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

Earnings per share: Basic earnings per share (“EPS”) computations for the years ended December 31, 2023 and 2022 were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic EPS for the years ended December 31, 2023 and 2022 (in thousands, except share and per share data):

	2023	2022
Basic earning per share computation:
Net income	$10,817	$19,293
Weighted average common shares outstanding	8,992,167	9,033,410
Basic EPS	$1.20	$2.14

Reclassifications: Certain reclassifications have been made to the prior consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on stockholders’ equity and net income of the prior periods.

Adoption of New Financial Accounting Standard Codification 326 (ASC 326 (CECL)):

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to OBS credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

Note 2. Concentrations and Restrictions on Cash and Due from Banks and Interest-Bearing Deposits in Financial Institutions

The Federal Reserve announced on March 15, 2020, that the reserve requirement ratios would be reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. Prior to March 26, 2020, the Federal Reserve Bank required member banks to maintain certain cash and due from bank reserves. The subsidiary banks did not have a reserve requirement at December 31, 2023 or 2022. The Federal Reserve Board currently has no plans to reinstate the reserve requirement but retains the right to reinstate it.

At December 31, 2023, the Company had approximately $38.9 million on deposit at various financial institutions. Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 3. Debt Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2023:
U.S. government treasuries	$213,646	$29	$(13,587)	$200,088
U.S. government agencies	99,455	2	(6,842)	92,615
U.S. government mortgage-backed securities	115,988	-	(14,124)	101,864
State and political subdivisions	292,475	93	(22,677)	269,891
Corporate bonds	77,139	11	(5,219)	71,931
Total	$798,703	$135	$(62,449)	$736,389

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2022:
U.S. government treasuries	$227,065	$-	$(19,468)	$207,597
U.S. government agencies	110,370	4	(9,441)	100,933
U.S. government mortgage-backed securities	133,205	4	(16,468)	116,741
State and political subdivisions	317,179	27	(31,203)	286,003
Corporate bonds	82,177	7	(7,020)	75,164
Total	$869,996	$42	$(83,600)	$786,438

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2023, are shown below by expected maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$82,517	$80,981
Due after one year through five years	395,006	370,101
Due after five years through ten years	196,227	175,993
Due after ten years	8,965	7,450
	$682,715	$634,525
U.S. government mortgage-backed securities	115,988	101,864
Total	$798,703	$736,389

At December 31, 2023 and 2022, securities with a carrying value of approximately $374.4 million and $256.7 million, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains, and losses from securities available-for-sale are summarized below (in thousands):

	2023	2022
Proceeds from sales of securities available-for-sale	$2,069	$10,548
Gross realized gains on securities available-for-sale	73	60
Gross realized losses on securities available-for-sale	(38)	(23)

No credit loss expense was recognized on securities available-for-sale for the year ended December 31, 2023 and no other-than-temporary impairments were recognized as a component of income for the year ended December 31, 2022.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023 and 2022, are summarized as follows (in thousands):

2023:	Less than 12 Months			12 Months or More			Total
	Estimated	Gross		Estimated	Gross		Estimated	Gross
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale:
U.S. government treasuries	$-	$-	-	$196,432	$(13,587)	121	$196,432	$(13,587)
U.S. government agencies	1,986	(11)	2	90,137	(6,831)	78	92,123	(6,842)
U.S. government mortgage-backed securities	467	(12)	4	101,265	(14,112)	155	101,732	(14,124)
State and political subdivisions	9,054	(73)	18	251,286	(22,604)	474	260,340	(22,677)
Corporate bonds	3,117	(108)	4	67,816	(5,111)	84	70,933	(5,219)
Total	$14,624	$(204)	28	$706,936	$(62,245)	912	$721,560	$(62,449)

2022:	Less than 12 Months			12 Months or More			Total
	Estimated	Gross		Estimated	Gross		Estimated	Gross
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale:
U.S. government treasuries	$57,882	$(3,960)	45	$147,215	$(15,508)	89	205,097	(19,468)
U.S. government agencies	61,821	(4,293)	51	38,492	(5,148)	32	100,313	(9,441)
U.S. government mortgage-backed securities	45,440	(4,393)	104	70,854	(12,075)	57	116,294	(16,468)
State and political subdivisions	181,640	(14,556)	335	97,907	(16,647)	203	279,547	(31,203)
Corporate bonds	59,293	(4,281)	71	13,382	(2,739)	23	72,675	(7,020)
Total	$406,076	$(31,483)	606	$367,850	$(52,117)	404	$773,926	$(83,600)

At December 31, 2023, debt securities have unrealized losses of $62.4 million. These unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the unrealized losses on debt securities were not credit related. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 4. Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows (in thousands):

	2023	2022

Real estate - construction	$63,050	$51,253
Real estate - 1 to 4 family residential	289,404	285,107
Real estate - multi-family	195,536	185,784
Real estate - commercial	359,266	353,285
Real estate - agricultural	161,517	159,448
Commercial	89,729	77,265
Agricultural	119,136	113,355
Consumer and other	16,540	16,211
	1,294,178	1,241,708
Unallocated portfolio layer basis adjustments[1]	410	-
Less allowance for credit losses	(16,776)	(15,697)
Total loans receivable, net	$1,277,812	$1,226,011

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

The Company reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Summary changes in the allowance for credit losses for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022

Balance, beginning	$15,697	$16,621
Impact of adopting ASC 326	518	-
Credit loss expense (benefit) [1]	774	(874)
Recoveries of loans charged-off	32	42
Loans charged-off	(245)	(92)
Balance, ending	$16,776	$15,697

1 The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $15 thousand related to off-balance sheet credit exposures.

Activity in the allowance for credit losses, on a disaggregated basis, for the years ended December 31, 2023 and 2022 is as follows (in thousands):

2023:		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$730	$3,028	$2,493	$4,742	$1,625	$1,153	$1,705	$221	$15,697
Impact of adopting ASC 326	(395)	242	(24)	513	(398)	449	(61)	192	518
Credit loss expense (benefit)	73	58	73	(24)	11	381	161	41	774
Recoveries of loans charged-off	-	5	-	5	-	9	5	8	32
Loans charged-off	-	-	-	-	-	(37)	(203)	(5)	(245)
Balance, ending	$408	$3,333	$2,542	$5,236	$1,238	$1,955	$1,607	$457	$16,776

2022:		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$675	$2,752	$2,501	$5,905	$1,584	$1,170	$1,836	$198	$16,621
Provision (credit) for loan losses	55	291	(8)	(1,166)	41	20	(124)	17	(874)
Recoveries of loans charged-off	-	8	-	3	-	4	-	27	42
Loans charged-off	-	(23)	-	-	-	(41)	(7)	(21)	(92)
Balance, ending	$730	$3,028	$2,493	$4,742	$1,625	$1,153	$1,705	$221	$15,697

The following table shows the balance in the allowance for credit losses and loans receivable as of December 31, 2022, disaggregated on the basis of measurement methodology (in thousands).

2022:		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Ending ACL balance: Individually evaluated for credit losses	$-	$10	$-	$-	$-	$-	$68	$17	$95
Ending ACL balance: Collectively evaluated for credit losses	730	3,018	2,493	4,742	1,625	1,153	1,637	204	15,602
Ending ACL balance	$730	$3,028	$2,493	$4,742	$1,625	$1,153	$1,705	$221	$15,697

2022:		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Ending loans receiveable balance: Individually evaluated for credit losses	$-	$805	$-	$12,853	$165	$200	$342	$21	$14,386
Ending loans receivable balance: Collectively evaluated for credit losses	51,253	284,302	185,784	340,432	159,283	77,065	113,013	16,190	1,227,322

Ending loans receivable balance	$51,253	$285,107	$185,784	$353,285	$159,448	$77,265	$113,355	$16,211	$1,241,708

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
December 31, 2023	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$66	$-	$-	$66	$-
Real estate - 1 to 4 family residential	678	-	-	678	10
Real estate - multi-family	2,034	-	-	2,034	-
Real estate - commercial	8,993	-	-	8,993	-
Real estate - agricultural	449	-	-	449	-
Commercial	118	-	101	219	96
Agricultural	239	669	402	1,310	-
Consumer and other	-	-	-	-	-

	$12,577	$669	$503	$13,749	$106

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

The following tables show the risk category of loans by loan category and year of origination as of December 31, 2023 (in thousands):

December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real estate - construction
Pass	$45,404	$14,501	$746	$11	$-	$325	$1,917	$62,904
Watch	80	-	-	-	-	-	-	80
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	66	-	-	-	-	-	66
Total	$45,484	$14,567	$746	$11	$-	$325	$1,917	$63,050

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$55,051	$66,190	$59,250	$47,865	$8,607	$17,154	$18,649	$272,766
Watch	1,608	298	10,483	1,226	-	358	27	14,000
Special Mention	-	-	-	-	-	-	-	-
Substandard	448	18	1,350	47	33	64	-	1,960
Substandard-Impaired	115	-	140	-	199	144	80	678
Total	$57,222	$66,506	$71,223	$49,138	$8,839	$17,720	$18,756	$289,404

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$18,436	$51,928	$47,161	$40,201	$13,542	$694	$5,020	$176,982
Watch	4,603	1,427	8,192	-	-	-	-	14,222
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	2,298	-	-	-	2,298
Substandard-Impaired	983	-	-	-	1,051	-	-	2,034
Total	$24,022	$53,355	$55,353	$42,499	$14,593	$694	$5,020	$195,536

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$35,133	$81,342	$51,598	$66,467	$20,006	$13,122	$2,929	$270,597
Watch	8,379	13,580	14,669	14,607	78	583	2,988	54,884
Special Mention	-	2,531	11,853	3,006	1,043	-	-	18,433
Substandard	897	-	4,822	551	-	106	-	6,376
Substandard-Impaired	8,517	-	99	-	360	-	-	8,976
Total	$52,926	$97,453	$83,041	$84,631	$21,487	$13,811	$5,917	$359,266

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$22,469	$30,738	$32,893	$27,733	$6,039	$22,850	$2,073	$144,795
Watch	4,163	379	2,263	1,760	333	3,601	-	12,499
Special Mention	-	-	-	-	-	-	-	-
Substandard	2,302	1,439	114	-	-	214	-	4,069
Substandard-Impaired	-	-	154	-	-	-	-	154
Total	$28,934	$32,556	$35,424	$29,493	$6,372	$26,665	$2,073	$161,517

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$23,904	$12,645	$10,378	$2,087	$2,434	$1,578	$29,752	$82,778
Watch	860	295	119	423	93	137	1,996	3,923
Special Mention	-	-	-	-	-	-	-	-
Substandard	600	256	-	421	-	-	1,484	2,761
Substandard-Impaired	94	-	5	96	-	72	-	267
Total	$25,458	$13,196	$10,502	$3,027	$2,527	$1,787	$33,232	$89,729

Current-period gross writeoffs	$-	$-	$-	$33	$-	$4	$-	$37

Agricultural
Pass	$14,614	$8,395	$5,459	$2,858	$400	$608	$77,448	$109,782
Watch	1,107	340	288	18	18	194	5,419	7,384
Special Mention	-	-	-	-	-	-	-	-
Substandard	866	14	25	58	-	-	-	963
Substandard-Impaired	95	140	383	-	-	-	389	1,007
Total	$16,682	$8,889	$6,155	$2,934	$418	$802	$83,256	$119,136

Current-period gross writeoffs	$39	$74	$90	$-	$-	$-	$-	$203

Consumer and other
Pass	$6,801	$3,719	$2,701	$2,071	$352	$731	$15	$16,390
Watch	127	-	-	-	-	-	-	127
Special Mention	-	-	-	-	-	-	-	-
Substandard	10	-	-	-	-	-	-	10
Substandard-Impaired	-	-	-	13	-	-	-	13
Total	$6,938	$3,719	$2,701	$2,084	$352	$731	$15	$16,540

Current-period gross writeoffs	$-	$-	$-	$-	$-	$5	$-	$5

Total loans
Pass	$221,812	$269,458	$210,186	$189,293	$51,380	$57,062	$137,803	$1,136,994
Watch	20,927	16,319	36,014	18,034	522	4,873	10,430	107,119
Special Mention	-	2,531	11,853	3,006	1,043	-	-	18,433
Substandard	5,123	1,727	6,311	3,375	33	384	1,484	18,437
Substandard-Impaired	9,804	206	781	109	1,610	216	469	13,195
Total	$257,666	$290,241	$265,145	$213,817	$54,588	$62,535	$150,186	$1,294,178

Current-period gross writeoffs	$39	$74	$90	$33	$-	$9	$-	$245

The credit risk profile by internally assigned grade, on a disaggregated basis, as of December 31, 2022 is as follows (in thousands):

2022:	Construction	Multi-family	Commercial	Agricultural
	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	Total

Pass	$51,253	$174,048	$264,898	$136,043	$69,872	$98,415	$794,529
Watch	-	9,344	62,076	18,324	5,392	14,146	109,282
Special Mention	-	-	-	-	116	-	116
Substandard	-	2,392	13,458	4,916	1,685	452	22,903
Substandard-Impaired	-	-	12,853	165	200	342	13,560

Total	$51,253	$185,784	$353,285	$159,448	$77,265	$113,355	$940,390

The credit risk profile based on payment activity, on a disaggregated basis, as of December 31, 2022 is as follows (in thousands):

2022:	1-4 Family
	Residential	Consumer
	Real Estate	and Other	Total

Performing	$284,302	$16,190	$300,492
Non-performing	805	21	826

Total	$285,107	$16,211	$301,318

As of December 31, 2022, consumer and 1-4 family loans are considered non-performing when the loan is greater than 90 days past due or it is determined that the borrower is unable to make contractual principal and interest payments.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining credit losses include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. The Company will apply its normal loan review procedures to identify loans that should be evaluated for credit losses.

The following is a Pre-ASC 326 (CECL) adoption recap of impaired loans, on a disaggregated basis, as of December 31, 2022 and the average recorded investment and interest income recognized on these loans for the year ended December 31, 2022 (in thousands):

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans on nonaccrual status with no allowance for credit losses recorded by loan category (in thousands).

	Total Nonaccrual		Nonaccrual with no ACL
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Real estate - construction	$66	$-	$66	$-
Real estate - 1 to 4 family residential	678	805	563	687
Real estate - multi-family	2,034	-	2,034	-
Real estate - commercial	8,976	12,853	8,976	12,853
Real estate - agricultural	449	500	449	500
Commercial	268	200	172	200
Agricultural	1,310	342	1,310	78
Consumer and other	13	21	-	4

	$13,794	$14,721	$13,570	$14,322

The interest foregone on nonaccrual loans for the years ended December 31, 2023 and 2022 was approximately $768 thousand and $733 thousand, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty. Loan modifications may include interest rate reductions or below market interest rates, extension of payments terms beyond the original maturity date, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.

The allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon asset origination or acquisition. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a loss rate model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification.

The Company made three loan modifications to borrowers experiencing financial difficulty for the year ended December 31, 2023.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Term Extension
	Amortized Cost Basis at	% of Total Class of
	December 31, 2023	Financing Receivable
Loan Type
Agricultural	$336	0.3%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect

Agricultural	8

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company had $34 thousand of net charge-offs for the year ended December 31, 2023.

There were two loan modifications with an amortized cost basis of $42 thousand that had a payment default and were modified in the twelve months before default as of December 31, 2023. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

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

For TDR loans that were on nonaccrual status before the modification, a specific reserve may already be recorded. In periods subsequent to modification, the Company will continue to evaluate all troubled debt restructurings for possible credit losses and, as necessary, recognizes credit losses through the allowance. The Company had no net charge-offs for the year ended December 31, 2022.

The Company had loans meeting the definition of TDR of $10.7 million as of December 31, 2022, all of which were included as impaired and nonaccrual loans.

The Company’s TDRs, on a disaggregated basis, occurring in the year ended December 31, 2022 is as follows (dollars in thousands):

2022
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment

Real estate - construction	-	$-	$-
Real estate - 1 to 4 family residential	1	118	118
Real estate - commercial	-	-	-
Real estate - agricultural	-	-	-
Commercial	-	-	-
Agricultural	-	-	-
Consumer and other	-	-	-

Total	1	$118	$118

During the year ended December 31, 2022, the Company granted a concession to one borrower, with one contract, experiencing financial difficulties. The loan was restructured for an extended maturity and accrued interest was capitalized.

There were no TDR loans that were modified during the year ended December 31, 2022 with a payment default. A TDR loan is considered to have payment default when it is past due 60 days or more.

There was no significant financial impact from specific reserves for the TDR loans.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2023 and 2022, are as follows (in thousands):

2023:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$359	$66	$425	$62,625	$63,050	$-
Real estate - 1 to 4 family residential	1,020	302	1,322	288,082	289,404	3
Real estate - multi-family	-	983	983	194,553	195,536	-
Real estate - commercial	119	106	225	359,041	359,266	106
Real estate - agricultural	-	-	-	161,517	161,517	-
Commercial	559	98	657	89,072	89,729	-
Agricultural	169	529	698	118,438	119,136	-
Consumer and other	16	-	16	16,524	16,540	-

Total	$2,242	$2,084	$4,326	$1,289,852	$1,294,178	$109

2022:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$66	$-	$66	$51,187	$51,253	$-
Real estate - 1 to 4 family residential	944	11	955	284,152	285,107	-
Real estate - multi-family	-	-	-	185,784	185,784	-
Real estate - commercial	2,362	1,399	3,761	349,524	353,285	-
Real estate - agricultural	185	-	185	159,263	159,448	-
Commercial	592	7	599	76,666	77,265	-
Agricultural	218	30	248	113,107	113,355	-
Consumer and other	37	4	41	16,170	16,211	-

Total	$4,404	$1,451	$5,855	$1,235,853	$1,241,708	$-

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2023, there were no material commitments to lend additional funds to customers whose loans were classified as substandard-impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates. The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with others and do not involve more than a normal risk of collectability. Loan transactions with related parties as of December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022

Balance, beginning of year	$16,680	$17,269
New loans	9,480	13,067
Repayments	(10,269)	(13,633)
Change in status	69	(23)
Balance, end of year	$15,960	$16,680

Note 5. Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2023 and 2022 (in thousands):

	2023	2022

Land	$4,210	$3,994
Construction in process	-	1,206
Buildings and improvements	28,506	23,679
Furniture and equipment	8,334	8,324
	41,050	37,203
Less accumulated depreciation	18,501	18,308
Total bank premises and equipment, net	$22,549	$18,895

Note 6. Goodwill

Goodwill arose in connection with four acquisitions in previous periods. Accounting standards allow for goodwill to be tested for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. There was no impairment of the carrying amount of goodwill in 2023 and 2022.

Note 7. Intangible Assets

The following sets forth the carrying amounts and accumulated amortization of all intangible assets as of December 31, 2023 and 2022 (in thousands):

	2023		2022
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$4,982	$6,411	$4,539
Customer list	535	535	535	476
Total	$6,946	$5,517	$6,946	$5,015

The weighted average life of the intangible assets is approximately 2 years and 3 years as of December 31, 2023 and 2022, respectively.

The amortization expense for the intangible assets totaled $502 thousand and $574 thousand for the years ended December 31, 2023 and 2022, respectively. Estimated remaining amortization expense on intangible assets is as follows for the years ending December 31 (in thousands):

2024	337
2025	301
2026	268
2027	240
2028	190
After	93

Total	$1,429

The following sets forth the activity related to intangible assets for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022

Beginning intangibles, net	$1,931	$2,505
Amortization	(502)	(574)

Ending intangible asset, net	$1,429	$1,931

Note 8. Deposits

At December 31, 2023, the maturities of time deposits are as follows (in thousands):

2024	$240,732
2025	24,370
2026	5,763
2027	3,499
2028	2,359
Total time deposits	$276,723

Interest expense on deposits for the years ended December 31, 2023 and 2022 is summarized as follows (in thousands):

	2023	2022

Interest-bearing checking	$9,824	$2,888
Savings and money market	6,970	2,610
Time deposits	7,677	1,818
Total deposit interest expense	$24,471	$7,316

Deposits held by the Company from related parties as of December 31, 2023 and 2022 totaled approximately $22.7 million and $19.7 million, respectively.

Note 9. Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements (repurchase agreements) as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Securities sold under agreements to repurchase:
U.S. government treasuries	$22,877	$12,555
U.S. government agencies	44,960	39,226
U.S. government mortgage-backed securities	7,369	9,133

Total pledged collateral	$75,206	$60,914

The following table summarizes the outstanding amount of, and the average rate on, repurchase agreements as of December 31, 2023 and 2022 (dollars in thousands).

	2023		2022

		Average		Average
	Balance	Rate	Balance	Rate

Repurchase agreements	$53,994	2.83%	$40,676	2.50%

Note 10. Borrowings

FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $280.9 million and $285.3 million at December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had $24 million of FHLB advances maturing in 2024 with a weighted average interest rate of 5.51%. As of December 31, 2022, the Company had $35.4 million of FHLB advances maturing in 2023 with a weighted average interest rate of 4.50%.

The Federal Reserve Board created the Bank Term Funding Program (BTFP) in 2023, offering loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The BTFP allows for borrowing from the Federal Reserve Bank up to the par value of the pledged collateral. As of December 31, 2023, the Company had $83.1 million borrowed under the BTFP maturing in 2024 with a weighted average interest rate of 4.41%.

On August 15, 2023, the Company borrowed $400 thousand on a credit agreement with a commercial bank. Principal and interest is payable quarterly over 15 years and the agreement matures in June 2038. The interest rate is fixed at 6.5% for five years and variable beginning September 15, 2028. The outstanding balance was $388 thousand as of December 31, 2023. The note is secured by property in Ames, Iowa.

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. The borrowings were used for general corporate purposes. Interest under the note is payable quarterly over four years. Required quarterly principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35% and the outstanding balance was $3.1 million and $3.7 million as of December 31, 2023 and 2022, respectively. The note is secured by property in West Des Moines, Iowa.

Future required principal payments for long-term debt as of December 31, 2023 are shown in the table below (in thousands).

2024	617
2025	618
2026	1,920
2027	21
2028	22
Thereafter	290
$3,488

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

During 2023, the Company executed an interest rate swap designated as a fair value hedge with an original notional amount of $25.0 million to convert certain long-term fixed rate 1-4 family loans to floating rates to hedge interest rate risk exposure using the portfolio layer method.

The portfolio layer method allows the Company to designate as the hedged item a stated amount of the assets that are not expected to be affected by prepayments, defaults and other factors that would affect the timing and amount of cash flow. The fair value portfolio level basis adjustment on the hedged loans has not been attributed to the individual loans on the consolidated balance sheet.

The Company was required to pledge $1.6 million and $1.0 million of securities as collateral for these fair value hedges as of December 31, 2023 and 2022, respectively.

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at December 31, 2023 and 2022 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2023
Interest rate swaps	$8,930	$891	Other assets
Interest rate swaps	25,000	(411)	Other liabilities
December 31, 2022
Interest rate swaps	$9,314	$1,096	Other assets

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship as of December 31, 2023 and 2022 (in thousands):

			Cumulative Amount of Fair Value
	Location in the consolidated	Carrying Amount of	Hedging Adjustment Included in
	balance sheet	the Hedged Assets	Carrying Amount of Hedged Assets
December 31, 2023
Interest rate swaps	Loans receivable, net	$58,588	$(481)
December 31, 2022
Interest rate swaps	Loans receivable, net	$8,494	$(1,096)

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free-standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. The Company posted collateral of $429 thousand as of December 31, 2023 and was not required to post collateral at December 31, 2022, related to these back-to-back swaps. The Company's counterparties were not required to pledge collateral as of December 31, 2023 and 2022. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the years ended December 31, 2023 and 2022, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps as of December 31, 2023 and 2022 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
December 31, 2023
Customer interest rate swaps	$11,353	$334	Other assets	7.36%	5.62%
Customer interest rate swaps	11,353	(334)	Other liabilities	5.62%	7.36%
December 31, 2022
Customer interest rate swaps	$-	$-	Other assets	0.00%	0.00%
Customer interest rate swaps	-	-	Other liabilities	0.00%	0.00%

Note 12. Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan. For the years ended December 31, 2023 and 2022, the Company matched employee contributions up to a maximum of 6%. For the years ended December 31, 2023 and 2022, Company contributions to the plan were approximately $1.1 million. The plan covers substantially all employees.

Note 13. Income Taxes

The components of income tax expense for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Federal:
Current	$746	$3,453
Deferred	565	529
Total federal income tax expense	1,311	3,982
State:
Current	560	1,781
Deferred	201	105
Total state income tax expense	761	1,886

Total income tax expense	$2,072	$5,868

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before income taxes for the years ended December 31, 2023 and 2022 as shown in the following table (in thousands):

	2023	2022

Income taxes at 21%	$2,707	$5,284
Increase (decrease) resulting from:
Tax-exempt interest	(414)	(541)
State taxes, net of federal tax benefit	334	1,684
New Markets Tax Credits	(725)	(713)
Valuation allowance	112	69
Other	58	85
Total income tax expense	$2,072	$5,868

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022

Deferred tax assets:
Allowance for loan losses	$3,987	$3,731
Net unrealized losses on securities available-for-sale	14,831	19,887
State operating and alternative minimum tax carryforward	882	779
Fair value adjustments from acquisitions	41	61
Accrued vacation	275	267
Off balance sheet reserve	231	162
Other deferred tax assets	267	242
Total deferred tax assets	20,514	25,129
Deferred tax liabilities:
Goodwill and other intangible assets	(1,267)	(1,168)
Bank premises and equipment	(1,300)	(600)
Deferred loan costs	(201)	(177)
Other deferred tax liabilities	(446)	(363)
Total deferred tax liabilities	(3,214)	(2,308)

Valuation allowance	(804)	(691)

Net deferred tax asset	$16,496	$22,130

The Company has approximately $578 thousand and $465 thousand of state income taxes associated with state net operating loss (“NOL”) carryforwards as of December 31, 2023 and 2022, respectively. The Company has recorded a valuation allowance against the tax effect of the NOL, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company has approximately $226 thousand of state alternative minimum tax (“AMT”) credit carryforwards available to offset future state alternative minimum taxable income as of December 31, 2023 and 2022. The Company has recorded a valuation allowance against the tax effect of the AMT credit carryforwards, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa. The Company is no longer subject to U.S. federal income and state tax examinations for years before 2020.

The Company follows the accounting requirements for uncertain tax positions. Management has determined that the Company has no material uncertain tax positions and no material accrued interest or penalties as of or for the years ended December 31, 2023 and 2022 that would require recognition. The Company had no significant unrecognized tax benefits as of December 31, 2023, that if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the next 12 months as of December 31, 2023 and 2022.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company’s commitments as of December 31, 2023 and 2022 is as follows (in thousands):

	2023	2022

Commitments to extend credit	$262,749	$262,883
Standby letters of credit	7,927	4,963
Total commitments	$270,676	$267,846

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. As of December 31, 2023 and 2022, approximately $157.7 million and $161.7 million of the commitments to extend credit were fixed interest rates. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

As of December 31, 2023 and 2022, the Banks have established liabilities totaling approximately $1.1 million and $798 thousand, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

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

Note 15. Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Regulators also have the ability to impose higher limits than those specified by capital adequacy guidelines if they so deem necessary. Management believes, as of December 31, 2023 and 2022, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2023 and 2022 are also presented in the tables. (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2023:
Total capital (to risk- weighted assets):
Consolidated	$218,049	14.0%	$164,005	10.50%	N/A	N/A
Boone Bank & Trust	16,232	13.6	12,510	10.50	11,914	10.0%
First National Bank	112,057	13.9	84,863	10.50	80,822	10.0
Iowa State Savings Bank	26,691	15.7	17,854	10.50	17,004	10.0
Reliance State Bank	28,755	11.9	25,293	10.50	24,089	10.0
State Bank & Trust	22,283	16.0	14,597	10.50	13,902	10.0
United Bank & Trust	12,989	16.1	8,486	10.50	8,082	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$200,187	12.8%	$132,766	8.50%	N/A	N/A
Boone Bank & Trust	15,309	12.8	10,127	8.50	9,532	8.0%
First National Bank	102,634	12.7	68,699	8.50	64,658	8.0
Iowa State Savings Bank	24,619	14.5	14,453	8.50	13,603	8.0
Reliance State Bank	25,937	10.8	20,476	8.50	19,271	8.0
State Bank & Trust	20,676	14.9	11,817	8.50	11,122	8.0
United Bank & Trust	11,979	14.8	6,870	8.50	6,466	8.0

Tier 1 capital (to average- assets):
Consolidated	$200,187	9.0%	$88,992	4.00%	N/A	N/A
Boone Bank & Trust	15,309	9.6	6,393	4.00	7,991	5.0%
First National Bank	102,634	8.8	46,878	4.00	58,597	5.0
Iowa State Savings Bank	24,619	9.6	10,234	4.00	12,792	5.0
Reliance State Bank	25,937	8.3	12,464	4.00	15,580	5.0
State Bank & Trust	20,676	9.6	8,573	4.00	10,717	5.0
United Bank & Trust	11,979	9.5	5,039	4.00	6,299	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$200,187	12.8%	$109,337	7.00%	N/A	N/A
Boone Bank & Trust	15,309	12.8	8,340	7.00	7,744	6.5%
First National Bank	102,634	12.7	56,576	7.00	52,534	6.5
Iowa State Savings Bank	24,619	14.5	11,903	7.00	11,052	6.5
Reliance State Bank	25,937	10.8	16,862	7.00	15,658	6.5
State Bank & Trust	20,676	14.9	9,731	7.00	9,036	6.5
United Bank & Trust	11,979	14.8	5,657	7.00	5,253	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2022:
Total capital (to risk- weighted assets):
Consolidated	$215,799	14.1%	$160,370	10.50%	N/A	N/A
Boone Bank & Trust	15,962	12.9	12,984	10.50	12,366	10.0%
First National Bank	110,887	14.2	82,089	10.50	78,180	10.0
Iowa State Savings Bank	25,398	15.5	17,210	10.50	16,390	10.0
Reliance State Bank	28,385	12.4	24,103	10.50	22,955	10.0
State Bank & Trust	22,011	14.7	15,716	10.50	14,968	10.0
United Bank & Trust	12,633	15.1	8,759	10.50	8,342	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$199,069	13.0%	$129,823	8.50%	N/A	N/A
Boone Bank & Trust	14,990	12.1	10,511	8.50	9,893	8.0%
First National Bank	101,976	13.0	66,453	8.50	62,544	8.0
Iowa State Savings Bank	24,113	14.7	13,932	8.50	13,112	8.0
Reliance State Bank	25,647	11.2	19,512	8.50	18,364	8.0
State Bank & Trust	20,392	13.6	12,723	8.50	11,974	8.0
United Bank & Trust	11,677	14.0	7,090	8.50	6,673	8.0

Tier 1 capital (to average- assets):
Consolidated	$199,069	9.1%	$87,392	4.00%	N/A	N/A
Boone Bank & Trust	14,990	8.7	6,868	4.00	8,585	5.0%
First National Bank	101,976	8.9	45,582	4.00	56,978	5.0
Iowa State Savings Bank	24,113	9.3	10,423	4.00	13,029	5.0
Reliance State Bank	25,647	8.5	12,001	4.00	15,001	5.0
State Bank & Trust	20,392	9.1	8,932	4.00	11,165	5.0
United Bank & Trust	11,677	8.9	5,274	4.00	6,592	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$199,069	13.0%	$106,913	7.00%	N/A	N/A
Boone Bank & Trust	14,990	12.1	8,656	7.00	8,038	6.5%
First National Bank	101,976	13.0	54,726	7.00	50,817	6.5
Iowa State Savings Bank	24,113	14.7	11,473	7.00	10,654	6.5
Reliance State Bank	25,647	11.2	16,069	7.00	14,921	6.5
State Bank & Trust	20,392	13.6	10,477	7.00	9,729	6.5
United Bank & Trust	11,677	14.0	5,839	7.00	5,422	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2023 and 2022, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2023 and 2022 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2023
Assets
Securities available-for-sale
U.S. government treasuries	$200,088	$200,088	$-	$-
U.S. government agencies	92,615	-	92,615	-
U.S. government mortgage-backed securities	101,864	-	101,864	-
State and political subdivisions	269,891	-	269,891	-
Corporate bonds	71,931	-	71,931	-
Loans	8,327	-	8,327	-
Derivative financial instruments	1,225	-	1,225	-

Liabilities
Derivative financial instruments	$745	$-	$745	$-

2022
Assets
Securities available-for-sale
U.S. government treasuries	$207,597	$207,597	$-	$-
U.S. government agencies	100,933	-	100,933	-
U.S. government mortgage-backed securities	116,741	-	116,741	-
State and political subdivisions	286,003	-	286,003	-
Corporate bonds	75,164	-	75,164	-
Loans	8,494	-	8,494	-
Derivative financial instruments	1,096	-	1,096	-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment). The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2023 and 2022 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2023

Loans receivable	$105	$-	$-	$105

2022

Loans receivable	$304	$-	$-	$304

As of December 31, 2023, individually analyzed loans with a carrying value of $224 thousand were reduced by a specific reserve of $119 thousand, resulting in a reported fair value of $105 thousand. As of December 31, 2022, impaired loans with a carrying value of $399 thousand were reduced by a specific reserve of $95 thousand resulting in a reporting fair value of $304 thousand.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022 are as follows (in thousands):

	2023
	Estimated	Valuation	Range of	Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$105	Evaluation of collateral	Estimation of value	NM*

	2022
	Estimated	Valuation	Range of	Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Loans receivable	$304	Evaluation of collateral	Estimation of value	NM*

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The following table includes the carrying amounts and estimated fair values of financial assets and liabilities as of December 31, 2023 and 2022 (in thousands):

		2023		2022
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$55,101	$55,101	$27,884	$27,884
Interest-bearing time deposits	Level 2	8,904	8,444	14,669	14,340
Securities available-for-sale	See previous table	736,389	736,389	786,438	786,438
FHLB and FRB stock	Level 2	3,086	3,086	4,613	4,613
Loans receivable, net	Level 2	1,277,812	1,224,446	1,226,011	1,170,948
Loans held for sale	Level 2	124	124	154	154
Accrued income receivable	Level 1	12,953	12,953	11,275	11,275
Derivative financial instruments	Level 2	1,225	1,225	1,096	1,096
Financial liabilities:
Deposits	Level 2	$1,811,831	$1,812,718	$1,897,957	$1,895,473
Securities sold under agreements to repurchase	Level 1	53,994	53,994	40,676	40,676
Other borrowings	Level 2	110,588	110,376	39,120	38,991
Accrued interest payable	Level 1	4,710	4,710	666	666
Derivative financial instruments	Level 2	745	745	-	-

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

Note 17. Subsequent Events

Subsequent events have been evaluated through March 8, 2024.

Note 18. Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets as of December 31, 2023 and 2022, and statements of income and cash flows for each of the years in the two-year period ended December 31, 2023, is as follows (in thousands):

CONDENSED BALANCE SHEETS
December 31, 2023 and 2022

	2023	2022

ASSETS

Cash and due from banks	$124	$96
Interest-bearing deposits in banks	1,783	3,511
Total cash and cash equivalents	1,907	3,607
Investment in bank subsidiaries	166,756	148,827
Loans receivable, net	906	1,084
Premises and equipment, net	2,793	2,378
Accrued income receivable	1	2
Other assets	103	70

Total assets	$172,466	$155,968

LIABILITIES

Borrowings	$3,488	$3,700
Dividends payable	2,428	2,428
Accrued expenses and other liabilities	762	742

Total liabilities	6,678	6,870

STOCKHOLDERS' EQUITY

Common stock	17,984	17,984
Additional paid-in capital	14,253	14,253
Retained earnings	180,438	179,931
Accumulated other comprehensive (loss)	(46,887)	(63,070)
Total stockholders' equity	165,788	149,098

Total liabilities and stockholders' equity	$172,466	$155,968

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2023 and 2022

	2023	2022
Operating income:
Equity in net income of bank subsidiaries	$12,355	$20,282
Interest income	56	58
Rental income	398	390
Other income	2,532	2,330
	15,341	23,060

Credit loss (benefit)	(3)	(11)

Operating income after credit loss (benefit)	15,344	23,071

Interest expense	127	76
Operating expense	4,809	3,965
	4,936	4,041

Income before income taxes	10,408	19,030

Income tax (benefit)	(409)	(263)

Net income	$10,817	$19,293

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,817	$19,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96	96
Credit loss (benefit)	(3)	(11)
Provision (credit) for deferred income taxes	(15)	(20)
Equity in net income of bank subsidiaries	(12,355)	(20,282)
Dividends received from bank subsidiaries	10,010	10,160
Decrease in accrued income receivable	1	-
(Increase) in other assets	(33)	(12)
Increase in accrued expense and other liabilities	36	15
Net cash provided by operating activities	8,554	9,239

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in loans	181	654
Purchase of premises and equipment	(511)	-
Net cash provided by (used in) investing activities	(330)	654

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	400	4,000
Payments of long-term borrowings	(612)	(300)
Dividends paid	(9,712)	(9,675)
Stock repurchases	-	(2,300)
Net cash (used in) financing activities	(9,924)	(8,275)

Net increase (decrease) in cash and cash equivalents	(1,700)	1,618

CASH AND CASH EQUIVALENTS
Beginning	3,607	1,989
Ending	$1,907	$3,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments (receipts) for:
Interest paid	$127	$70
Income taxes	(421)	(253)

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023 based on the specified criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 24, 2024, as filed with the SEC on March 11, 2024 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Lisa M. Eslinger, a director and member of the Audit Committee, qualifies as an "audit committee financial expert" under applicable SEC rules. The Board of Directors has further determined that Ms. Eslinger qualifies as an "independent" director under applicable SEC rules and the corporate governance rules of the NASDAQ stock market. The Board's affirmative determination was based, among other things, upon Ms. Eslinger's experience as Chief Financial and Administrative Officer for the Iowa State Foundation prior to her retirement. Prior to joining the foundation, Ms. Eslinger was a senior manager with KPMG LLP.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm for the year ended December 31, 2023 is FORVIS LLP, Springfield, MO., PCAOB ID: 686.

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

Exhibit
Number	Description

3.1	- Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on March 12, 2015).
3.2	- Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on March 12, 2015).
4.1	- Description of Securities (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on March 12, 2021).
10.1*	- Management Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 19, 2012).
10.2*	- Bank Director Stock Purchase Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 30, 2021).
10.3	- Promissory Note and Credit Agreement with Green Belt Bank & Trust (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 15, 2021).
16	- Letter Regarding Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed August 12, 2022).
21**	- Subsidiaries of the Company
23.1**	- Consent of Independent Registered Public Accounting Firm (FORVIS)
23.2**	- Consent of Independent Registered Public Accounting Firm (CLA)
31.1**	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97**	- Ames National Corporation Clawback Policy

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

AMES NATIONAL CORPORATION

March 8, 2024	By:	/s/ John P. Nelson
John P. Nelson, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 8, 2024.

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

/s/ Kevin L. Swartz

Kevin L. Swartz, Director