Form 10-Q
period 2024-03-31
AMES NATIONAL CORP
filed 2024-05-08
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-32637

AMES NATIONAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Iowa	42-1039071
(State of Incorporation)	(I. R. S. Employer Identification Number)

405 Fifth Street

Ames, Iowa 50010

(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: (515) 232-6251

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	ATLO	The NASDAQ Capital Market

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

As of April 30, 2024, there were 8,992,167 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$18,362	$24,105
Interest-bearing deposits in financial institutions and federal funds sold	93,040	30,996
Total cash and cash equivalents	111,402	55,101
Interest-bearing time deposits	7,660	8,904
Securities available-for-sale	723,205	736,389
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,593	3,086
Loans receivable, net	1,272,580	1,277,812
Loans held for sale	739	124
Bank premises and equipment, net	22,289	22,549
Accrued income receivable	12,246	12,953
Bank-owned life insurance	3,151	3,131
Deferred income taxes, net	16,568	16,496
Intangible assets, net	1,342	1,429
Goodwill	12,424	12,424
Other assets	4,643	5,083

Total assets	$2,191,842	$2,155,481

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$354,082	$370,942
Interest-bearing checking	645,400	611,891
Savings and money market	570,398	552,275
Time, $250 and over	77,276	67,733
Other time	224,967	208,990
Total deposits	1,872,123	1,811,831

Securities sold under agreements to repurchase	53,037	53,994
Other borrowings	90,284	110,588
Dividends payable	2,428	2,428
Accrued interest payable	2,571	4,710
Accrued expenses and other liabilities	5,859	6,142
Total liabilities	2,026,302	1,989,693

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,992,167 shares as of March 31, 2024 and December 31, 2023	17,984	17,984
Additional paid-in capital	14,253	14,253
Retained earnings	180,316	180,438
Accumulated other comprehensive (loss)	(47,013)	(46,887)
Total stockholders' equity	165,540	165,788

Total liabilities and stockholders' equity	$2,191,842	$2,155,481

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023

Interest and dividend income:
Loans, including fees	$15,822	$13,071
Securities:
Taxable	3,092	3,216
Tax-exempt	535	614
Other interest and dividend income	662	295
Total interest and dividend income	20,111	17,196

Interest expense:
Deposits	7,589	4,715
Other borrowed funds	1,616	812
Total interest expense	9,205	5,527

Net interest income	10,906	11,669

Credit loss expense	169	275

Net interest income after credit loss expense	10,737	11,394

Noninterest income:
Wealth management income	1,195	1,165
Service fees	322	323
Securities (losses), net	(165)	-
Gain on sale of loans held for sale	83	50
Merchant and card fees	362	414
Other noninterest income	380	302
Total noninterest income	2,177	2,254

Noninterest expense:
Salaries and employee benefits	6,237	5,970
Data processing	1,435	1,321
Occupancy expenses, net	777	810
FDIC insurance assessments	301	170
Professional fees	460	460
Business development	380	359
Intangible asset amortization	87	130
New market tax credit projects amortization	174	192
Other operating expenses, net	343	368
Total noninterest expense	10,194	9,780

Income before income taxes	2,720	3,868

Provision for income taxes	416	671

Net income	$2,304	$3,197

Basic and diluted earnings per share	$0.26	$0.36

Dividends declared per share	$0.27	$0.27

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023

Net income	$2,304	$3,197
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	(327)	12,885
Plus: reclassification adjustment for losses realized in net income	165	-
Other comprehensive income (loss), before tax	(162)	12,885
Tax benefit (expense) related to other comprehensive income (loss)	38	(3,067)
Other income tax effects from tax reform	(2)	-
Other comprehensive income (loss), net of tax	(126)	9,818
Comprehensive income	$2,178	$13,015

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share data)

Three Months Ended March 31, 2024 and 2023					Accumulated Other	Total
	Common Stock		Additional Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Equity

Balance, December 31, 2022	8,992,167	$17,984	$14,253	$179,931	$(63,070)	$149,098
Cumulative change in accounting principle	-	-	-	(603)	-	(603)
Net income	-	-	-	3,197	-	3,197
Other comprehensive income	-	-	-	-	9,818	9,818
Cash dividends declared, $0.27 per share	-	-	-	(2,428)	-	(2,428)
Balance, March 31, 2023	8,992,167	$17,984	$14,253	$180,097	$(53,252)	$159,082

Balance, December 31, 2023	8,992,167	$17,984	$14,253	$180,438	$(46,887)	$165,788
Net income	-	-	-	2,304	-	2,304
Other income tax effects from tax reform	-	-	-	2	-	2
Other comprehensive (loss)	-	-	-	-	(126)	(126)
Cash dividends declared, $0.27 per share	-	-	-	(2,428)	-	(2,428)
Balance, March 31, 2024	8,992,167	$17,984	$14,253	$180,316	$(47,013)	$165,540

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Three Months Ended March 31, 2024 and 2023

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,304	$3,197
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense for loans	172	212
Credit loss expense (benefit) for off-balance sheet credit exposures	(3)	63
Amortization of securities available-for-sale and loans, net	260	391
Amortization of intangible assets	87	130
Depreciation	326	290
Provision for deferred income taxes	(34)	2
Securities losses, net	165	-
Increase in cash value of bank-owned life insurance	(20)	(19)
Gain on sales of loans held for sale	(83)	(50)
Proceeds from loans held for sale	3,309	2,176
Originations of loans held for sale	(3,841)	(2,285)
Amortization of investment in New Markets Tax Credit projects	174	192
Change in assets and liabilities:
Decrease in accrued income receivable	707	681
Decrease in other assets	264	629
Increase (decrease) in accrued interest payable	(2,139)	436
Increase (decrease) in accrued expenses and other liabilities	(280)	450
Net cash provided by operating activities	1,368	6,495

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	1,244	746
Purchase of securities available-for-sale	(8,650)	(3,744)
Proceeds from sale of securities available-for-sale	2,049	-
Proceeds from maturities and calls of securities available-for-sale	19,157	13,698
Purchase of FHLB stock	(3,309)	(8,009)
Proceeds from the redemption of FHLB and FRB stock	2,802	9,294
Net decrease in loans	5,101	1,018
Purchase of premises and equipment	(64)	(1,560)
Net cash provided by investing activities	18,330	11,443

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	60,292	(1,164)
Increase (decrease) in securities sold under agreements to repurchase	(957)	5,526
Payments on other borrowings	(91,304)	(75,150)
Proceeds from other borrowings	88,000	150,000
Net (payments on) FHLB short-term borrowings	(17,000)	(35,420)
Dividends paid	(2,428)	(2,428)
Net cash provided by financing activities	36,603	41,364

Net increase in cash and cash equivalents	56,301	59,302

CASH AND CASH EQUIVALENTS
Beginning	55,101	27,884
Ending	$111,402	$87,186

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)

(in thousands)

Three Months Ended March 31, 2024 and 2023

	2024	2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$11,344	$5,512
Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared, not paid	$2,428	$2,428

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared by Ames National Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these interim financial statements be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). The consolidated balance sheet of the Company as of December 31, 2023 has been derived from the audited consolidated balance sheet of the Company as of that date. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present the financial results for the interim periods reported. Those adjustments consist only of normal recurring adjustments. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

Subsequent Events: The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q with the SEC.

On April 25, 2024, the Company entered into a promissory note and related business loan agreement with a commercial bank, providing for a revolving line of credit facility in an amount of up to five million dollars maturing on April 25, 2026. The Company has secured its obligations under the Credit Agreement by pledging to the Lender all outstanding shares of common stock of its subsidiary bank, Reliance State Bank.

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill resulting from acquisitions is not amortized but is tested for impairment annually or whenever events change, and circumstances indicate that it is more likely than not that an impairment loss has occurred. Goodwill is tested for impairment with an estimation of the fair value of a reporting unit.

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2023 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of March 31, 2024.

New and Pending Accounting Pronouncements:

In March 2023, the FASB issued ASU No. 2024-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method. The ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The ASU did not have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table and income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

2.	Dividends

On February 14, 2024, the Company declared a cash dividend on its common stock, payable on May 15, 2024 to stockholders of record as of May 1, 2024, equal to $0.27 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2024 and 2023 was 8,992,167. The Company had no potentially dilutive securities outstanding during the periods presented.

4.	Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2023.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of March 31, 2024 and December 31, 2023 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2024
Assets
Securities available-for-sale
U.S. government treasuries	$200,328	$200,328	$-	$-
U.S. government agencies	92,265	-	92,265	-
U.S. government mortgage-backed securities	98,159	-	98,159	-
State and political subdivisions	262,855	-	262,855	-
Corporate bonds	69,598	-	69,598	-
Loans receivable	8,096	-	8,096	-
Derivative financial instruments	1,203	-	1,203	-

Liabilities
Derivative financial instruments	$238	$-	$238	$-

2023
Assets
Securities available-for-sale
U.S. government treasuries	$200,088	$200,088	$-	$-
U.S. government agencies	92,615	-	92,615	-
U.S. government mortgage-backed securities	101,864	-	101,864	-
State and political subdivisions	269,891	-	269,891	-
Corporate bonds	71,931	-	71,931	-
Loans receivable	8,327	-	8,327	-
Derivative financial instruments	1,225	-	1,225	-

Liabilities
Derivative financial instruments	$745	$-	$745	$-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2024

Collateral dependent loans	$111	$-	$-	$111

2023

Collateral dependent loans	$105	$-	$-	$105

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	2024
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Collateral dependent loans	$111	Evaluation of collateral	Estimation of value	NM*

	2023
	Estimated	Valuation		Range
	Fair Value	Techniques	Unobservable Inputs	(Average)

Collateral dependent loans	$105	Evaluation of collateral	Estimation of value	NM*

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

		2024		2023
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$111,402	$111,402	$55,101	$55,101
Interest-bearing time deposits	Level 1	7,660	7,239	8,904	8,444
Securities available-for-sale	See previous table	723,205	723,205	736,389	736,389
FHLB and FRB stock	Level 2	3,593	3,593	3,086	3,086
Loans receivable, net	Level 2	1,272,580	1,217,229	1,277,812	1,224,446
Loans held for sale	Level 2	739	739	124	124
Accrued income receivable	Level 1	12,246	12,246	12,953	12,953
Derivative financial instruments	Level 2	1,203	1,203	1,225	1,225
Financial liabilities:
Deposits	Level 2	$1,872,123	$1,873,135	$1,811,831	$1,812,718
Securities sold under agreements to repurchase	Level 1	53,037	53,037	53,994	53,994
Other borrowings	Level 2	90,284	84,252	110,588	110,376
Accrued interest payable	Level 1	2,571	2,571	4,710	4,710
Derivative financial instruments	Level 2	238	238	745	745

The methodologies used to determine fair value as of March 31, 2024 did not change from the methodologies described in the December 31, 2023 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of March 31, 2024 and December 31, 2023 are summarized below (in thousands):

2024:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$213,801	$8	$(13,481)	$200,328
U.S. government agencies	99,124	2	(6,861)	92,265
U.S. government mortgage-backed securities	112,244	1	(14,086)	98,159
State and political subdivisions	285,410	55	(22,610)	262,855
Corporate bonds	75,102	5	(5,509)	69,598
	$785,681	$71	$(62,547)	$723,205

2023:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$213,646	$29	$(13,587)	$200,088
U.S. government agencies	99,455	2	(6,842)	92,615
U.S. government mortgage-backed securities	115,988	-	(14,124)	101,864
State and political subdivisions	292,475	93	(22,677)	269,891
Corporate bonds	77,139	11	(5,219)	71,931
	$798,703	$135	$(62,449)	$736,389

The amortized cost and fair value of debt securities available-for-sale as of March 31, 2024, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$93,493	$91,733
Due after one year through five years	387,739	361,233
Due after five years through ten years	183,240	163,988
Due after ten years	8,965	8,092
	$673,437	$625,046
U.S. government mortgage-backed securities	112,244	98,159
Total	$785,681	$723,205

The Company's investment portfolio had an expected duration of 3.42 years as of March 31, 2024.

Securities with a carrying value of $388.7 million and $374.4 million at March 31, 2024 and December 31, 2023, respectively, were pledged on public deposits, securities sold under agreements to repurchase, other borrowings and for other purposes as required or permitted by law.

The proceeds and gains on securities available-for-sale for the three months ended March 31, 2024 and 2023 are summarized below (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Proceeds from sales of securities available-for-sale	$2,049	$-
Gross realized gains on securities available-for-sale	-	-
Gross realized losses on securities available-for-sale	(165)	-

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023 are summarized as follows (in thousands):

	Less than 12 Months			12 Months or More			Total
2024:	Estimated Fair Value	Unrealized Losses	No. of Securities	Estimated Fair Value	Unrealized Losses	No. of Securities	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$4,491	$(19)	2	$193,044	$(13,462)	118	$197,535	$(13,481)
U.S. government agencies	1,913	(18)	2	85,896	(6,843)	75	87,809	(6,861)
U.S. government mortgage-backed securities	124	(1)	1	97,580	(14,085)	155	97,704	(14,086)
State and political subdivisions	9,083	(125)	20	247,740	(22,485)	473	256,823	(22,610)
Corporate bonds	3,115	(110)	4	65,492	(5,399)	81	68,607	(5,509)
	$18,726	$(273)	29	$689,752	$(62,274)	902	$708,478	$(62,547)

	Less than 12 Months			12 Months or More			Total
2023:	Estimated Fair Value	Unrealized Losses	No. of Securities	Estimated Fair Value	Unrealized Losses	No. of Securities	Estimated Fair Value	Unrealized Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	-	$196,432	$(13,587)	121	$196,432	$(13,587)
U.S. government agencies	1,986	(11)	2	90,137	(6,831)	78	92,123	(6,842)
U.S. government mortgage-backed securities	467	(12)	4	101,265	(14,112)	155	101,732	(14,124)
State and political subdivisions	9,054	(73)	18	251,286	(22,604)	474	260,340	(22,677)
Corporate bonds	3,117	(108)	4	67,816	(5,111)	84	70,933	(5,219)
	$14,624	$(204)	28	$706,936	$(62,245)	912	$721,560	$(62,449)

Gross unrealized losses on debt securities totaled $62.5 million as of March 31, 2024. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. As of March 31, 2024 and December 31, 2023, the Company determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable on AFS debt securities totaled $4.0 million and $3.5 million as of March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

7.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	2024	2023

Real estate - construction	$70,095	$63,050
Real estate - 1 to 4 family residential	288,988	289,404
Real estate - multi-family	196,010	195,536
Real estate - commercial	353,061	359,266
Real estate - agricultural	160,457	161,517
Commercial	87,751	89,729
Agricultural	117,254	119,136
Consumer and other	15,854	16,540
	1,289,470	1,294,178
Unallocated portfolio layer basis adjustments[1]	62	410
Less allowance for credit losses	(16,952)	(16,776)
Loans receivable, net	$1,272,580	$1,277,812

[1] This amount represents portfolio layer method basis adjustments related to loans hedged in a closed portfolio. Under the portfolio layer method basis adjustments are not allocated to individual loans, however, the amounts impact the net loan balance. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was de-designated. See Note 10 (“Derivative Financial Instruments”) for additional information.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses (ACL) and other basis adjustments. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Accrued interest receivable on loans held for investment totaled $8.3 million and $9.4 million as of March 31, 2024 and December 30, 2023, respectively, and is excluded from the estimate of credit losses. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Allowance for Credit Losses for Loans. The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. Expected credit loss inherent in non-cancelable off-balance-sheet (“OBS”) credit exposures is accounted for as a separate liability on the balance sheet. The Company's allowance for credit losses for OBS was $1.1 million as of March 31, 2024 and December 31, 2023. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

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

Activity in the allowance for credit losses, on a disaggregated basis, for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31, 2024
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2023	$408	$3,333	$2,542	$5,236	$1,238	$1,955	$1,607	$457	$16,776
Credit loss expense (benefit) [1]	45	(25)	(5)	258	(17)	(43)	(19)	(22)	172
Recoveries of loans charged-off	-	1	-	-	-	1	-	2	4
Loans charged-off	-	-	-	-	-	-	-	-	-
Balance, March 31, 2024	$453	$3,309	$2,537	$5,494	$1,221	$1,913	$1,588	$437	$16,952

(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $3 thousand related to off-balance sheet credit exposures.

	Three Months Ended March 31, 2023
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2022	$730	$3,028	$2,493	$4,742	$1,625	$1,153	$1,705	$221	$15,697
Impact of adopting ASC 326	(395)	242	(24)	513	(398)	449	(61)	192	518
Credit loss expense (benefit) [2]	56	17	99	(54)	(9)	183	(88)	8	212
Recoveries of loans charged-off	-	1	-	5	-	3	-	1	10
Loans charged-off	-	-	-	-	-	(4)	(164)	-	(168)
Balance, March 31, 2023	$391	$3,288	$2,568	$5,206	$1,218	$1,784	$1,392	$422	$16,269

(2) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $63 thousand related to off-balance sheet credit exposures.

Collateral Dependent Loans. The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
March 31, 2024	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$62	$-	$-	$62	$-
Real estate - 1 to 4 family residential	666	-	-	666	3
Real estate - multi-family	2,020	-	-	2,020	-
Real estate - commercial	8,698	-	-	8,698	-
Real estate - agricultural	444	-	-	444	-
Commercial	114	2	95	211	93
Agricultural	233	389	402	1,024	-
Consumer and other	-	-	7	7	-

	$12,237	$391	$504	$13,132	$96

	Primary Type of Collateral
December 31, 2023	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$66	$-	$-	$66	$-
Real estate - 1 to 4 family residential	678	-	-	678	10
Real estate - multi-family	2,034	-	-	2,034	-
Real estate - commercial	8,993	-	-	8,993	-
Real estate - agricultural	449	-	-	449	-
Commercial	118	-	101	219	96
Agricultural	239	669	402	1,310	-
Consumer and other	-	-	-	-	-

	$12,577	$669	$503	$13,749	$106

Nonaccrual Loans. The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due, which is generally when a loan is 90 days or more past due unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is reversed against interest income. Loans are returned to an accrual status when all of the principal and interest amounts contractually due are brought current and repayment of the remaining contractual principal and interest is expected. A loan may also return to accrual status if additional collateral is received from the borrower and, in the opinion of management, the financial position of the borrower indicates that there is no longer any reasonable doubt as to the collection of the amount contractually due. Payment received on nonaccrual loans are applied first to principal. Once principal is recovered, any remaining payments received are applied to interest income.

The following table presents the amortized cost basis of loans on nonaccrual status and loans on nonaccrual status with no allowance for credit losses recorded by loan segment (in thousands):

	Total Nonaccrual		Nonaccrual with no ACL
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023

Real estate - construction	$62	$66	$62	$66
Real estate - 1 to 4 family residential	666	678	552	563
Real estate - multi-family	2,020	2,034	2,020	2,034
Real estate - commercial	8,698	8,976	8,698	8,976
Real estate - agricultural	444	449	444	449
Commercial	258	268	165	172
Agricultural	1,024	1,310	1,024	1,310
Consumer and other	18	13	7	-

	$13,190	$13,794	$12,972	$13,570

The interest foregone on nonaccrual loans for the three months ended March 31, 2024 and 2023 was approximately $239 thousand and $179 thousand, respectively.

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

The Company made no loan modifications and three loan modifications to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023, respectively.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by segment of financing receivable and type of concession granted (in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Term Extension
	Amortized Cost Basis at	% of Total Segment of
	March 31, 2024	Financing Receivable
Loan Type
Agricultural	$336	0.3%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Loan Type	Financial Effect

Agricultural	Added a weighted-average 8 years to the life of loans, which reduced monthly payment amounts for the borrowers

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company had no net charge-offs for the three months ended March 31, 2024 and 2023 related to loan modifications to borrowers experiencing financial difficulties.

There were two loan modifications with an amortized cost basis of $42 thousand that had a payment default and were modified in the twelve months before default as of March 31, 2024. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

Aging Analysis. An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2024 and December 31, 2023, is as follows (in thousands):

2024		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$-	$-	$70,095	$70,095	$-
Real estate - 1 to 4 family residential	978	309	1,287	287,701	288,988	96
Real estate - multi-family	-	982	982	195,028	196,010	-
Real estate - commercial	118	-	118	352,943	353,061	-
Real estate - agricultural	111	-	111	160,346	160,457	-
Commercial	213	95	308	87,443	87,751	-
Agricultural	134	403	537	116,717	117,254	14
Consumer and other	4	7	11	15,843	15,854	-

	$1,558	$1,796	$3,354	$1,286,116	$1,289,470	$110

2023		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$359	$66	$425	$62,625	$63,050	$-
Real estate - 1 to 4 family residential	1,020	302	1,322	288,082	289,404	3
Real estate - multi-family	-	983	983	194,553	195,536	-
Real estate - commercial	119	106	225	359,041	359,266	106
Real estate - agricultural	-	-	-	161,517	161,517	-
Commercial	559	98	657	89,072	89,729	-
Agricultural	169	529	698	118,438	119,136	-
Consumer and other	16	-	16	16,524	16,540	-

	$2,242	$2,084	$4,326	$1,289,852	$1,294,178	$109

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

The following tables show the risk category of loans by loan segment and year of origination as of March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real estate - construction
Pass	$9,726	$43,869	$13,901	$246	$11	$324	$1,877	$69,954
Watch		79	-	-	-	-	-	79
Special Mention		-	-	-	-	-	-	-
Substandard		-	-	-	-	-	-	-
Substandard-Impaired	62	-	-	-	-	-	-	62
Total	$9,788	$43,948	$13,901	$246	$11	$324	$1,877	$70,095

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$9,509	$52,327	$64,412	$58,158	$46,192	$23,741	$18,245	$272,584
Watch	83	1,513	293	10,265	915	350	82	13,501
Special Mention	-	-	-	-	299	-	-	299
Substandard	-	444	17	1,337	47	93	-	1,938
Substandard-Impaired	74	114	-	142	-	336	-	666
Total	$9,666	$54,398	$64,722	$69,902	$47,453	$24,520	$18,327	$288,988

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$1,872	$18,825	$51,511	$46,627	$39,806	$13,723	$4,751	$177,115
Watch	-	5,053	1,420	8,129	-	-	-	14,602
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	2,274	-	-	2,274
Substandard-Impaired	-	983	-	-	-	1,036	-	2,019
Total	$1,872	$24,861	$52,931	$54,756	$42,080	$14,759	$4,751	$196,010

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$5,600	$35,237	$79,514	$45,635	$65,375	$31,842	$3,323	$266,526
Watch	111	8,309	13,442	14,533	13,938	651	2,542	53,526
Special Mention	-	-	2,529	6,205	2,978	1,035	-	12,747
Substandard	-	847	-	10,190	544	-	-	11,581
Substandard-Impaired	-	8,326	-	-	-	355	-	8,681
Total	$5,711	$52,719	$95,485	$76,563	$82,835	$33,883	$5,865	$353,061

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$7,570	$20,913	$30,100	$31,682	$24,924	$26,367	$1,594	$143,150
Watch	-	4,227	378	2,226	2,699	3,581	-	13,111
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	2,279	1,439	113	-	214	-	4,045
Substandard-Impaired	-	-	-	151	-	-	-	151
Total	$7,570	$27,419	$31,917	$34,172	$27,623	$30,162	$1,594	$160,457

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

March 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$5,216	$21,106	$11,818	$9,732	$1,923	$3,821	$27,287	$80,903
Watch	632	539	275	64	368	203	1,746	3,827
Special Mention	-	-	-	-	-	-	-	-
Substandard	599	-	209	-	417	-	1,538	2,763
Substandard-Impaired	44	46	-	4	93	71	-	258
Total	$6,491	$21,691	$12,302	$9,800	$2,801	$4,095	$30,571	$87,751

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Agricultural
Pass	$8,212	$11,314	$6,741	$4,686	$2,247	$881	$64,304	$98,385
Watch	4,280	579	374	347	388	212	10,420	16,600
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,420	46	14	25	43	-	-	1,548
Substandard-Impaired	-	96	-	236	-	-	389	721
Total	$13,912	$12,035	$7,129	$5,294	$2,678	$1,093	$75,113	$117,254

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$1,158	$5,847	$3,262	$2,476	$1,930	$1,019	$118	$15,810
Watch	15	1	-	-	-	-	-	16
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	8	-	-	-	-	-	8
Substandard-Impaired	-	-	9	-	11	-	-	20
Total	$1,173	$5,856	$3,271	$2,476	$1,941	$1,019	$118	$15,854

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Total loans
Pass	$48,863	$209,438	$261,259	$199,242	$182,408	$101,718	$121,499	$1,124,427
Watch	5,121	20,300	16,182	35,564	18,308	4,997	14,790	115,262
Special Mention	-	-	2,529	6,205	3,277	1,035	-	13,046
Substandard	2,019	3,624	1,679	11,665	3,325	307	1,538	24,157
Substandard-Impaired	180	9,565	9	533	104	1,798	389	12,578
Total	$56,183	$242,927	$281,658	$253,209	$207,422	$109,855	$138,216	$1,289,470

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real estate - construction
Pass	$45,404	$14,501	$746	$11	$-	$325	$1,917	$62,904
Watch	80	-	-	-	-	-	-	80
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	66	-	-	-	-	-	66
Total	$45,484	$14,567	$746	$11	$-	$325	$1,917	$63,050

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$55,051	$66,190	$59,250	$47,865	$8,607	$17,154	$18,649	$272,766
Watch	1,608	298	10,483	1,226	-	358	27	14,000
Special Mention	-	-	-	-	-	-	-	-
Substandard	448	18	1,350	47	33	64	-	1,960
Substandard-Impaired	115	-	140	-	199	144	80	678
Total	$57,222	$66,506	$71,223	$49,138	$8,839	$17,720	$18,756	$289,404

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$18,436	$51,928	$47,161	$40,201	$13,542	$694	$5,020	$176,982
Watch	4,603	1,427	8,192	-	-	-	-	14,222
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	2,298	-	-	-	2,298
Substandard-Impaired	983	-	-	-	1,051	-	-	2,034
Total	$24,022	$53,355	$55,353	$42,499	$14,593	$694	$5,020	$195,536

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$35,133	$81,342	$51,598	$66,467	$20,006	$13,122	$2,929	$270,597
Watch	8,379	13,580	14,669	14,607	78	583	2,988	54,884
Special Mention	-	2,531	11,853	3,006	1,043	-	-	18,433
Substandard	897	-	4,822	551	-	106	-	6,376
Substandard-Impaired	8,517	-	99	-	360	-	-	8,976
Total	$52,926	$97,453	$83,041	$84,631	$21,487	$13,811	$5,917	$359,266

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$22,469	$30,738	$32,893	$27,733	$6,039	$22,850	$2,073	$144,795
Watch	4,163	379	2,263	1,760	333	3,601	-	12,499
Special Mention	-	-	-	-	-	-	-	-
Substandard	2,302	1,439	114	-	-	214	-	4,069
Substandard-Impaired	-	-	154	-	-	-	-	154
Total	$28,934	$32,556	$35,424	$29,493	$6,372	$26,665	$2,073	$161,517

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$23,904	$12,645	$10,378	$2,087	$2,434	$1,578	$29,752	$82,778
Watch	860	295	119	423	93	137	1,996	3,923
Special Mention	-	-	-	-	-	-	-	-
Substandard	600	256	-	421	-	-	1,484	2,761
Substandard-Impaired	94	-	5	96	-	72	-	267
Total	$25,458	$13,196	$10,502	$3,027	$2,527	$1,787	$33,232	$89,729

Current-period gross writeoffs	$-	$-	$-	$33	$-	$4	$-	$37

Agricultural
Pass	$14,614	$8,395	$5,459	$2,858	$400	$608	$77,448	$109,782
Watch	1,107	340	288	18	18	194	5,419	7,384
Special Mention	-	-	-	-	-	-	-	-
Substandard	866	14	25	58	-	-	-	963
Substandard-Impaired	95	140	383	-	-	-	389	1,007
Total	$16,682	$8,889	$6,155	$2,934	$418	$802	$83,256	$119,136

Current-period gross writeoffs	$39	$74	$90	$-	$-	$-	$-	$203

Consumer and other
Pass	$6,801	$3,719	$2,701	$2,071	$352	$731	$15	$16,390
Watch	127	-	-	-	-	-	-	127
Special Mention	-	-	-	-	-	-	-	-
Substandard	10	-	-	-	-	-	-	10
Substandard-Impaired	-	-	-	13	-	-	-	13
Total	$6,938	$3,719	$2,701	$2,084	$352	$731	$15	$16,540

Current-period gross writeoffs	$-	$-	$-	$-	$-	$5	$-	$5

Total loans
Pass	$221,812	$269,458	$210,186	$189,293	$51,380	$57,062	$137,803	$1,136,994
Watch	20,927	16,319	36,014	18,034	522	4,873	10,430	107,119
Special Mention	-	2,531	11,853	3,006	1,043	-	-	18,433
Substandard	5,123	1,727	6,311	3,375	33	384	1,484	18,437
Substandard-Impaired	9,804	206	781	109	1,610	216	469	13,195
Total	$257,666	$290,241	$265,145	$213,817	$54,588	$62,535	$150,186	$1,294,178

Current-period gross writeoffs	$39	$74	$90	$33	$-	$9	$-	$245

8.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at March 31, 2024 and December 31, 2023 (in thousands):

	2024		2023
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$5,069	$6,411	$4,982
Customer list	-	-	535	535

Total	$6,411	$5,069	$6,946	$5,517

The weighted average remaining life of the intangible assets is approximately 2 years as of March 31, 2024 and December 31, 2023.

The following sets forth the activity related to the intangible assets for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023

Beginning intangible assets, net	$1,429	$1,931
Amortization	(87)	(130)

Ending intangible assets, net	$1,342	$1,801

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2024	250
2025	301
2026	268
2027	240
2028	190
2029	93

Total	$1,342

9.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of March 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Securities sold under agreements to repurchase:
U.S. government treasuries	$23,808	$22,877
U.S. government agencies	44,792	44,960
U.S. government mortgage-backed securities	7,590	7,369

Total pledged collateral	$76,190	$75,206

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

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at March 31, 2024, and December 31, 2023 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2024
Interest rate swaps	$8,831	$1,027	Other assets
Interest rate swaps	25,000	(62)	Other liabilities
December 31, 2023
Interest rate swaps	$8,930	$891	Other assets
Interest rate swaps	25,000	(411)	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship at March 31, 2024, and December 31, 2023 (in thousands):

			Cumulative Amount of Fair Value
	Location in the consolidated	Carrying Amount of	Hedging Adjustment Included in
	balance sheet	the Hedged Assets	Carrying Amount of Hedged Assets
March 31, 2024
Interest rate swaps	Loans receivable, net	$57,073	$(965)
December 31, 2023
Interest rate swaps	Loans receivable, net	$58,588	$(481)

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and three months ended March 31, 2024, and March 31, 2023, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at March 31, 2024, and December 31, 2023 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
March 31, 2024

Customer interest rate swaps	$12,373	$176	Other assets	7.32%	5.62%
Customer interest rate swaps	12,373	(176)	Other liabilities	5.62%	7.32%

December 31, 2023
Customer interest rate swaps	$11,353	$334	Other assets	7.36%	5.62%
Customer interest rate swaps	11,353	(334)	Other liabilities	5.62%	7.36%

The Company was required to pledge $1.5 million and $1.6 million of securities as collateral for these derivative financial instruments at March 31, 2024, and December 31, 2023, respectively. The Company's counterparties were not required to pledge collateral at March 31, 2024 and December 31, 2023.

11.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since December 31, 2023 is due primarily to the increase in unrealized losses on investment securities.

12.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of March 31, 2024.

The Company and the Banks’ capital amounts and ratios as of March 31, 2024 and December 31, 2023 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2024:
Total capital (to risk-weighted assets):
Consolidated	$218,220	14.1%	$162,803	10.50%	N/A	N/A
Boone Bank & Trust	16,203	12.8	13,285	10.50	12,652	10.0%
First National Bank	111,844	14.1	83,450	10.50	79,477	10.0
Iowa State Savings Bank	27,014	16.0	17,674	10.50	16,833	10.0
Reliance State Bank	28,842	12.3	24,697	10.50	23,521	10.0
State Bank & Trust	22,271	16.0	14,603	10.50	13,907	10.0
United Bank & Trust	13,107	15.5	8,877	10.50	8,454	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$200,184	12.9%	$131,793	8.50%	N/A	N/A
Boone Bank & Trust	15,233	12.0	10,754	8.50	10,122	8.0%
First National Bank	102,355	12.9	67,555	8.50	63,581	8.0
Iowa State Savings Bank	24,930	14.8	14,308	8.50	13,466	8.0
Reliance State Bank	26,076	11.1	19,993	8.50	18,817	8.0
State Bank & Trust	20,627	14.8	11,821	8.50	11,126	8.0
United Bank & Trust	12,050	14.3	7,186	8.50	6,763	8.0

Tier 1 capital (to average-assets):
Consolidated	$200,184	9.0%	$88,970	4.00%	N/A	N/A
Boone Bank & Trust	15,233	9.3	6,537	4.00	8,171	5.0%
First National Bank	102,355	8.9	45,931	4.00	57,414	5.0
Iowa State Savings Bank	24,930	9.5	10,511	4.00	13,139	5.0
Reliance State Bank	26,076	8.4	12,344	4.00	15,430	5.0
State Bank & Trust	20,627	9.7	8,463	4.00	10,579	5.0
United Bank & Trust	12,050	9.7	4,951	4.00	6,188	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$200,184	12.9%	$108,535	7.00%	N/A	N/A
Boone Bank & Trust	15,233	12.0	8,857	7.00	8,224	6.5%
First National Bank	102,355	12.9	55,634	7.00	51,660	6.5
Iowa State Savings Bank	24,930	14.8	11,783	7.00	10,941	6.5
Reliance State Bank	26,076	11.1	16,465	7.00	15,289	6.5
State Bank & Trust	20,627	14.8	9,735	7.00	9,040	6.5
United Bank & Trust	12,050	14.3	5,918	7.00	5,495	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2023:
Total capital (to risk-weighted assets):
Consolidated	$218,049	14.0%	$164,005	10.50%	N/A	N/A
Boone Bank & Trust	16,232	13.6	12,510	10.50	11,914	10.0%
First National Bank	112,057	13.9	84,863	10.50	80,822	10.0
Iowa State Savings Bank	26,691	15.7	17,854	10.50	17,004	10.0
Reliance State Bank	28,755	11.9	25,293	10.50	24,089	10.0
State Bank & Trust	22,283	16.0	14,597	10.50	13,902	10.0
United Bank & Trust	12,989	16.1	8,486	10.50	8,082	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$200,187	12.8%	$132,766	8.50%	N/A	N/A
Boone Bank & Trust	15,309	12.8	10,127	8.50	9,532	8.0%
First National Bank	102,634	12.7	68,699	8.50	64,658	8.0
Iowa State Savings Bank	24,619	14.5	14,453	8.50	13,603	8.0
Reliance State Bank	25,937	10.8	20,476	8.50	19,271	8.0
State Bank & Trust	20,676	14.9	11,817	8.50	11,122	8.0
United Bank & Trust	11,979	14.8	6,870	8.50	6,466	8.0

Tier 1 capital (to average-assets):
Consolidated	$200,187	9.0%	$88,992	4.00%	N/A	N/A
Boone Bank & Trust	15,309	9.6	6,393	4.00	7,991	5.0%
First National Bank	102,634	8.8	46,878	4.00	58,597	5.0
Iowa State Savings Bank	24,619	9.6	10,234	4.00	12,792	5.0
Reliance State Bank	25,937	8.3	12,464	4.00	15,580	5.0
State Bank & Trust	20,676	9.6	8,573	4.00	10,717	5.0
United Bank & Trust	11,979	9.5	5,039	4.00	6,299	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$200,187	12.8%	$109,337	7.00%	N/A	N/A
Boone Bank & Trust	15,309	12.8	8,340	7.00	7,744	6.5%
First National Bank	102,634	12.7	56,576	7.00	52,534	6.5
Iowa State Savings Bank	24,619	14.5	11,903	7.00	11,052	6.5
Reliance State Bank	25,937	10.8	16,862	7.00	15,658	6.5
State Bank & Trust	20,676	14.9	9,731	7.00	9,036	6.5
United Bank & Trust	11,979	14.8	5,657	7.00	5,253	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At March 31, 2024, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs twenty-four individuals to assist the Banks with its financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 242 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $2.3 million, or $0.26 per share, for the three months ended March 31, 2024, compared to net income of $3.2 million, or $0.36 per share, for the three months ended March 31, 2023. The decrease in earnings is primarily the result of higher interest expense on deposits and other borrowed funds, offset in part by an increase in interest income on loans. The higher interest expense on deposits is due to an increase in market rates and customers seeking higher interest rate options. The increase in interest income on loans was primarily due to higher rates and growth in the loan portfolio.

Net loan recoveries totaled $4 thousand for the three months ended March 31, 2024 compared to net loan charge-offs of $158 thousand for the three months ended March 31, 2023. A credit loss expense of $169 thousand was recognized for the three months ended March 31, 2024 as compared to a credit loss expense of $275 thousand for the three months ended March 31, 2023.

The following management discussion and analysis will provide a review of important items relating to:

●	Challenges, Risks and Uncertainties
●	Critical Accounting Policies
●	Non-GAAP Financial Measures
●	Income Statement Review
●	Balance Sheet Review
●	Asset Quality Review and Credit Risk Management
●	Liquidity and Capital Resources
●	Forward-Looking Statements and Business Risks

Challenges, Risks and Uncertainties

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges. These challenges are addressed in the Company’s most recent Annual Report on Form 10-K filed on March 8, 2024.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 8, 2024. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2023.

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

	Three Months Ended March 31,
	2024	2023
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$10,906	$11,669
Tax-equivalent adjustment (1)	142	163
Net interest income on an FTE basis (non-GAAP)	11,048	11,832
Average interest-earning assets	$2,072,069	$2,042,214
Net interest margin on an FTE basis (non-GAAP)	2.13%	2.32%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended March 31, 2024 and 2023

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2024 and 2023:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2024			2023

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$88,061	$1,337	6.07%	$76,671	$974	5.08%
Agricultural	115,362	2,125	7.37%	90,223	1,382	6.13%
Real estate	1,065,387	12,166	4.57%	1,037,501	10,542	4.06%
Consumer and other	16,126	194	4.81%	16,179	173	4.28%

Total loans (including fees)	1,284,936	15,822	4.93%	1,220,574	13,071	4.28%

Investment securities
Taxable	630,864	3,092	1.96%	669,962	3,216	1.92%
Tax-exempt (2)	101,069	677	2.68%	121,099	777	2.57%
Total investment securities	731,933	3,769	2.06%	791,061	3,993	2.02%

Interest-bearing deposits with banks and federal funds sold	55,200	662	4.80%	30,579	295	3.86%

Total interest-earning assets	2,072,069	$20,253	3.91%	2,042,214	$17,359	3.40%

Noninterest-earning assets	75,561			78,991

TOTAL ASSETS	$2,147,630			$2,121,205

(1) Average loan balances include nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2024			2023

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,175,901	$4,736	1.61%	$1,259,286	$3,523	1.12%
Time deposits	291,159	2,853	3.92%	231,693	1,192	2.06%
Total deposits	1,467,060	7,589	2.07%	1,490,979	4,715	1.26%
Other borrowed funds	156,312	1,616	4.14%	85,119	812	3.82%

Total interest-bearing liabilities	1,623,372	9,205	2.27%	1,576,098	5,527	1.40%

Noninterest-bearing liabilities
Noninterest-bearing checking	346,615			382,312
Other liabilities	13,204			9,847

Stockholders' equity	164,439			152,948

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,147,630			$2,121,205

Net interest income (FTE)(3)		$11,048			$11,832
Net interest spread (FTE)			1.64%			2.00%
Net interest margin (FTE)(3)			2.13%			2.32%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended March 31, 2024 and 2023, the Company's net interest margin adjusted for tax exempt income was 2.13% and 2.32%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2024 totaled $10.9 million compared to $11.7 million for the three months ended March 31, 2023.

For the three months ended March 31, 2024, interest income increased $2.9 million, or 17%, when compared to the same period in 2023. The increase is primarily due to higher average rates and growth in the loan portfolio.

Interest expense increased $3.7 million, or 67%, for the three months ended March 31, 2024 when compared to the same period in 2023. The higher interest expense for the period is primarily due to an increase in market interest rates and customers shifting to higher rate deposit products.

Credit Loss Expense

A credit loss expense of $169 thousand was recognized for the three months ended March 31, 2024 as compared to a credit loss expense of $275 thousand for the three months ended March 31, 2023. Net loan recoveries totaled $4 thousand for the three months ended March 31, 2024 compared to net loan charge-offs of $158 thousand for the three months ended March 31, 2023. The credit loss expense in 2024 was primarily due to an increase in the risks associated with the softening of commercial real estate collateral. The credit loss expense in 2023 was primarily due to a charge-off in the agriculture loan portfolio.

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2024 totaled $2.2 million compared to $2.3 million for the three months ended March 31, 2023, a decrease of 3%. The decrease is primarily due to losses on the sale of securities. The Company used the $2.0 million of proceeds from the sale of securities to reduce outstanding borrowings.

Noninterest expense for the three months ended March 31, 2024 totaled $10.2 million compared to $9.8 million recorded for the three months ended March 31, 2023, an increase of 4%. The increase is primarily due to higher FDIC assessments and normal increases in salaries and benefits. The efficiency ratio was 77.9% for the first quarter of 2024 as compared to 70.2% in the first quarter of 2023.

Income Taxes

Income tax expense for the three months ended March 31, 2024 totaled $416 thousand compared to $671 thousand recorded for the three months ended March 31, 2023. The effective tax rate was 15% and 17% for the three months ended March 31, 2024 and 2023, respectively. The lower than expected tax rate in 2024 and 2023 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Balance Sheet Review

As of March 31, 2024, total assets were $2.19 billion, a $36.4 million increase compared to December 31, 2023. This increase in assets is primarily due to an increase in interest-bearing deposits in financial institutions and federal funds sold, funded by an increase in deposits.

Investment Portfolio

The investment portfolio totaled $723.2 million as of March 31, 2024, a decrease of $13.2 million from the December 31, 2023 balance of $736.4 million. The decrease in securities available-for-sale is primarily due to maturities of investments.

On a quarterly basis, the investment portfolio is reviewed for credit losses. As of March 31, 2024, gross unrealized losses of $62.5 million, are due to the interest rate environment and are not considered credit-related. Certain bonds in the investment portfolio may incur credit losses and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not have an allowance for credit losses on these investments as of March 31, 2024.

At March 31, 2024, the Company’s investment securities portfolio included securities issued by 268 government municipalities and agencies located within 30 states with a fair value of $262.9 million. At December 31, 2023, the Company’s investment securities portfolio included securities issued by 272 government municipalities and agencies located within 30 states with a fair value of $269.9 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Storm Lake, Iowa, general obligation bonds with a fair value of $5.5 million (approximately 2.1% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of March 31, 2024.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of March 31, 2024 and December 31, 2023 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2024		2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$59,693	$56,073	$59,721	$55,827
Texas	26,951	24,590	29,199	26,721
Nebraska	19,658	17,164	19,660	17,202
Oregon	9,868	9,270	9,885	9,299
Washington	9,415	8,638	9,632	8,860
Connecticut	8,699	8,129	8,700	8,183
Other (2024: 15 states; 2023: 15 states)	29,531	27,078	32,698	30,257

Total general obligation bonds	$163,815	$150,942	$169,495	$156,349

Revenue bonds:
Iowa	$47,701	$44,945	$48,645	$45,953
Texas	14,786	13,157	14,794	13,193
Nebraska	9,397	8,231	9,397	8,238
Other (2024: 23 states; 2023: 23 states)	49,711	45,580	50,144	46,158

Total revenue bonds	$121,595	$111,913	$122,980	$113,542

Total obligations of states and political subdivisions	$285,410	$262,855	$292,475	$269,891

As of March 31, 2024 and December 31, 2023, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 5 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2024		2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$28,493	$26,325	$29,409	$27,284
Water	20,369	18,823	20,394	18,968
College and universities, primarily dormitory revenues	16,866	15,227	16,944	15,340
Sewer	12,764	11,466	12,771	11,465
Leases	8,074	7,412	8,060	7,421
Other	35,029	32,660	35,402	33,064

Total revenue bonds by revenue source	$121,595	$111,913	$122,980	$113,542

Loan Portfolio

The loan portfolio, net of the allowance for credit losses, totaled $1.273 billion and $1.278 billion as of March 31, 2024 and December 31, 2023, respectively. The decrease was primarily due to a decrease in commercial real estate loan demand.

Deposits

Deposits totaled $1.87 billion and $1.81 billion as of March 31, 2024 and December 31, 2023, respectively. The increase is primarily due to an increase in public funds and time deposits as customers moved to higher yielding accounts. Estimated uninsured deposits were approximately $637 million as of March 31, 2024. Approximately $153 million of estimated uninsured deposits were collateralized by pledged assets. Deposit balances fluctuate as customers’ liquidity needs vary at any given time and could be impacted by prevailing market interest rates, competition, and economic conditions.

Other Borrowings

Other borrowings decreased to $90.3 million as of March 31, 2024 compared to $110.6 million as of December 31, 2023. The decrease in other borrowings is primarily due to an increase in deposits. Bank Term Financing Program (BTFP) borrowings of $75 million matured during the first quarter of 2024 with an interest rate of 4.37%. The Company replaced $72 million of this borrowing with $30 million from the FHLB at a weighted average interest rate of 5.15% and $42 million from the BTFP at an interest rate of 5.40%. The Company plans to reduce borrowings throughout 2024 as investments mature.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2023.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which totaled $1.273 billion and $1.278 billion as of March 31, 2024 and December 31, 2023, respectively. Net loans comprise 58% of total assets as of March 31, 2024. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.03% at March 31, 2024, as compared to 1.08% at December 31, 2023. The Company’s level of problem loans as a percentage of total loans at March 31, 2024 of 1.03% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of December 31, 2023, of 0.39%, most recent available.

Substandard-Impaired loans totaled $12.6 million as of March 31, 2024 and have decreased $0.6 million as compared to the impaired loans of $13.2 million as of December 31, 2023. The decrease is primarily due to payments received during the year.

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

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of March 31, 2024, nonaccrual loans totaled $13.2 million and there were $110 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $13.8 million and $109 thousand of loans past due 90 days and still accruing as of December 31, 2023. There was no other real estate owned as of March 31, 2024 and December 31, 2023.

The watch and special mention loans classified as agricultural real estate and operating totaled $29.7 million as of March 31, 2024 as compared to $19.9 million as of December 31, 2023. The increase is primarily due to agricultural operating loans that were moved to watch as the customers refinance and restructure assets. The substandard and impaired loans in these categories totaled $6.5 million and $6.2 million as of March 31, 2024 and December 31, 2023, respectively.

The watch and special mention loans classified as commercial real estate totaled $66.3 million as of March 31, 2024 as compared to $73.3 million as of December 31, 2023. The substandard and impaired commercial real estate loans totaled $20.3 million and $15.4 million as of March 31, 2024 and December 31, 2023, respectively. The changes between periods are primarily due to a non-owner occupied commercial real estate loan with a lease expiration. Regarding the commercial real estate portfolio, the Company’s outstanding loans to finance non-owner occupied commercial office properties is approximately 3% of total loans outstanding as of March 31, 2024.

The allowance for credit losses as a percentage of outstanding loans as of March 31, 2024 was 1.31%, as compared to 1.30% at December 31, 2023. The allowance for credit losses totaled $17.0 million and $16.8 million as of March 31, 2024 and December 31, 2023, respectively. The increase in the allowance for credit losses is mainly due to an increased collateral value risk factor associated with the commercial real estate portfolio.

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

As of March 31, 2024, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company’s liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of March 31, 2024 and December 31, 2023 totaled $111.4 million and $55.1 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of March 31, 2024 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $260.8 million, with $37.0 million of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $102.6 million, with no outstanding federal fund purchase balances as of March 31, 2024. The Company had securities sold under agreements to repurchase totaling $53.0 million as of March 31, 2024.

Total investments as of March 31, 2024 were $723.2 million compared to $736.4 million as of December 31, 2023. These investments provide the Company with liquidity since all of the investments are classified as available-for-sale as of March 31, 2024. The Company has $342.6 million of unpledged securities available-for-sale and interest-bearing deposits as of March 31, 2024. The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2024 totaled $1.4 million compared to $6.5 million for the three months ended March 31, 2023. The decrease of $5.1 million in cash provided by operating activities was primarily due to payments of accrued interest on borrowings.

Net cash provided by investing activities for the three months ended March 31, 2024 was $18.3 million compared to $11.4 million for the three months ended March 31, 2023. The increase of $6.9 million in cash provided by investing activities was primarily due to maturities of securities available-for-sale and a decrease in loans.

Net cash provided by financing activities for the three months ended March 31, 2024 totaled $36.6 million compared to $41.4 million for the three months ended March 31, 2023. The decrease in cash provided by financing activities of $4.8 million was primarily due to fewer proceeds from other borrowings between periods and partially offset by an increase in deposits. As of March 31, 2024, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $2.6 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $0.9 million as of March 31, 2024.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of March 31, 2024 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2024 totaled $165.5 million and was $0.3 million less than the $165.8 million recorded as of December 31, 2023. The decrease in stockholders’ equity was primarily the result of an increase in unrealized losses on the investment portfolio. At March 31, 2024 and December 31, 2023, stockholders’ equity as a percentage of total assets was 7.6% and 7.7%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of March 31, 2024. Unrealized losses on the investment portfolio are excluded from regulatory capital.

Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this Quarterly Report, including forward-looking statements concerning the Company’s financial performance and asset quality.  Forward-looking statements contained in this Quarterly Report are not historical facts and are based on management’s current beliefs, assumptions, predictions and expectations of future events, including the Company’s future performance, taking into account all information currently available to management.  These beliefs, assumptions, predictions and expectations are subject to numerous risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to management and many of which are beyond management’s control.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements.  Accordingly, investors are cautioned not to place undue reliance on such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “forecasts”, “continuing,” “ongoing,” “expects,” “views,” “intends” and similar words or phrases. The risks and uncertainties that may affect the Company’s future performance and asset quality include, but are not limited to, the following:  the impact of inflation and rising interest rates on national, regional and local economies in general and on the Company’s customers in particular; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for credit losses resulting from new market conditions or regulatory requirements; fiscal and monetary policies of the U.S. government; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; and other risks and uncertainties inherent in the Company’s business, including those discussed under the headings Forward-Looking Statements and Business Risks” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2023.  Any forward-looking statements are qualified in their entirety by the foregoing risks and uncertainties and speak only as of the date on which such statements are made. The Company undertakes no obligation to revise or update such forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

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

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the SEC on March 8, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2023, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of March 31, 2024, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2024.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2024 to January 31, 2024	-	$-	-	100,000

February 1, 2024 to February 29, 2024	-	$-	-	100,000

March 1, 2024 to March 31, 2024	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: May 8, 2024	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ John L. Pierschbacher

John L. Pierschbacher, Chief Financial Officer
(Principal Financial and Accounting Officer)