Form 10-Q
period 2024-06-30
AMES NATIONAL CORP
filed 2024-08-09
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, there were 8,992,167 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$25,494	$24,105
Interest-bearing deposits in financial institutions and federal funds sold	37,948	30,996
Total cash and cash equivalents	63,442	55,101
Interest-bearing time deposits	6,415	8,904
Securities available-for-sale	690,843	736,389
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,948	3,086
Loans receivable, net	1,281,214	1,277,812
Loans held for sale	510	124
Bank premises and equipment, net	22,134	22,549
Accrued income receivable	12,484	12,953
Bank-owned life insurance	3,171	3,131
Deferred income taxes, net	16,022	16,496
Intangible assets, net	1,256	1,429
Goodwill	12,424	12,424
Other assets	12,452	5,083

Total assets	$2,126,315	$2,155,481

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$340,569	$370,942
Interest-bearing checking	618,819	611,891
Savings and money market	556,074	552,275
Time, $250 and over	73,368	67,733
Other time	232,283	208,990
Total deposits	1,821,113	1,811,831

Securities sold under agreements to repurchase	40,664	53,994
Other borrowings	85,930	110,588
Dividends payable	2,428	2,428
Accrued interest payable	3,191	4,710
Accrued expenses and other liabilities	5,936	6,142
Total liabilities	1,959,262	1,989,693

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,992,167 shares as of June 30, 2024 and December 31, 2023	17,984	17,984
Additional paid-in capital	14,253	14,253
Retained earnings	180,082	180,438
Accumulated other comprehensive (loss)	(45,266)	(46,887)
Total stockholders' equity	167,053	165,788

Total liabilities and stockholders' equity	$2,126,315	$2,155,481

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Interest and dividend income:
Loans, including fees	$16,220	$14,001	$32,042	$27,072
Securities:
Taxable	3,027	3,188	6,119	6,404
Tax-exempt	508	585	1,043	1,199
Other interest and dividend income	780	713	1,442	1,008
Total interest and dividend income	20,535	18,487	40,646	35,683

Interest expense:
Deposits	8,170	5,981	15,759	10,696
Other borrowed funds	1,493	1,204	3,109	2,016
Total interest expense	9,663	7,185	18,868	12,712

Net interest income	10,872	11,302	21,778	22,971

Credit loss expense	182	33	351	308

Net interest income after credit loss expense	10,690	11,269	21,427	22,663

Noninterest income:
Wealth management income	1,476	1,185	2,671	2,350
Service fees	341	334	663	657
Securities gains (losses), net	-	7	(165)	7
Gain on sale of loans held for sale	166	109	249	159
Merchant and card fees	423	431	785	845
Other noninterest income	213	249	593	551
Total noninterest income	2,619	2,315	4,796	4,569

Noninterest expense:
Salaries and employee benefits	6,437	5,879	12,674	11,849
Data processing	1,568	1,577	3,003	2,898
Occupancy expenses, net	716	792	1,493	1,602
FDIC insurance assessments	296	349	597	519
Professional fees	863	535	1,323	995
Business development	285	305	665	664
Intangible asset amortization	86	128	173	258
New market tax credit projects amortization	175	191	349	383
Other operating expenses, net	314	807	657	1,175
Total noninterest expense	10,740	10,563	20,934	20,343

Income before income taxes	2,569	3,021	5,289	6,889

Provision for income taxes	385	464	801	1,135

Net income	$2,184	$2,557	$4,488	$5,754

Basic and diluted earnings per share	$0.24	$0.28	$0.50	$0.64

Dividends declared per share	$0.27	$0.27	$0.54	$0.54

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$2,184	$2,557	$4,488	$5,754
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	2,304	(4,957)	1,977	7,928
Plus: reclassification adjustment for (gains) losses realized in net income	-	(7)	165	(7)
Other comprehensive income (loss), before tax	2,304	(4,964)	2,142	7,921
Tax benefit (expense) related to other comprehensive income (loss)	(547)	1,182	(509)	(1,885)
Other income tax effects from tax reform	(10)	(2)	(12)	(2)
Other comprehensive income (loss), net of tax	1,747	(3,784)	1,621	6,034
Comprehensive income (loss)	$3,931	$(1,227)	$6,109	$11,788

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share data)

					Accumulated
					Other
Three Months Ended June 30, 2024 and 2023					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, March 31, 2023	8,992,167	$17,984	$14,253	$180,097	$(53,252)	$159,082
Net income	-	-	-	2,557	-	2,557
Other income tax effects from tax reform	-	-	-	2	-	2
Other comprehensive (loss)	-	-	-	-	(3,784)	(3,784)
Cash dividends declared, $0.27 per share	-	-	-	(2,428)	-	(2,428)
Balance, June 30, 2023	8,992,167	$17,984	$14,253	$180,228	$(57,036)	$155,429

Balance, March 31, 2024	8,992,167	$17,984	$14,253	$180,316	$(47,013)	$165,540
Net income	-	-	-	2,184	-	2,184
Other income tax effects from tax reform	-	-	-	10	-	10
Other comprehensive income	-	-	-	-	1,747	1,747
Cash dividends declared, $0.27 per share	-	-	-	(2,428)	-	(2,428)
Balance, June 30, 2024	8,992,167	$17,984	$14,253	$180,082	$(45,266)	$167,053

					Accumulated
					Other
Six Months Ended June 30, 2024 and 2023					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2022	8,992,167	$17,984	$14,253	$179,931	$(63,070)	$149,098
Cumulative change in accounting principle	-	-	-	(603)	-	(603)
Net income	-	-	-	5,754	-	5,754
Other income tax effects from tax reform	-	-	-	2	-	2
Other comprehensive income	-	-	-	-	6,034	6,034
Cash dividends declared, $0.54 per share	-	-	-	(4,856)	-	(4,856)
Balance, June 30, 2023	8,992,167	$17,984	$14,253	$180,228	$(57,036)	$155,429

Balance, December 31, 2023	8,992,167	$17,984	$14,253	$180,438	$(46,887)	$165,788
Net income	-	-	-	4,488	-	4,488
Other income tax effects from tax reform	-	-	-	12	-	12
Other comprehensive income	-	-	-	-	1,621	1,621
Cash dividends declared, $0.54 per share	-	-	-	(4,856)	-	(4,856)
Balance, June 30, 2024	8,992,167	$17,984	$14,253	$180,082	$(45,266)	$167,053

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Six Months Ended June 30, 2024 and 2023

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,488	$5,754
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense for loans	423	285
Credit loss expense (benefit) for off-balance sheet credit exposures	(72)	23
Amortization of securities available-for-sale and loans, net	529	795
Amortization of intangible assets	173	258
Depreciation	654	589
Provision for deferred income taxes	(35)	22
Securities (gains) losses, net	165	(7)
Increase in cash value of bank-owned life insurance	(40)	(38)
Gain on sales of loans held for sale	(249)	(159)
Proceeds from loans held for sale	11,992	8,319
Originations of loans held for sale	(12,129)	(8,658)
Amortization of investment in New Markets Tax Credit projects	349	383
Gain on other real estate owned, net	(11)	-
Change in assets and liabilities:
Decrease in accrued income receivable	469	715
Decrease in other assets	207	216
(Decrease) increase in accrued interest payable	(1,519)	1,668
Increase (decrease) in accrued expenses and other liabilities	(134)	308
Net cash provided by operating activities	5,260	10,473

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	2,489	3,555
Purchase of securities available-for-sale	(11,614)	(3,763)
Proceeds from sale of securities available-for-sale	2,049	1,353
Proceeds from maturities and calls of securities available-for-sale	48,478	37,342
Purchase of FHLB stock	(6,344)	(9,619)
Proceeds from the redemption of FHLB and FRB stock	5,482	10,225
Net increase in loans	(3,815)	(7,734)
Net proceeds from the sale of other real estate owned	82	-
Purchase of premises and equipment	(164)	(2,566)
Net cash provided by investing activities	36,643	28,793

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	9,282	(34,680)
Increase (decrease) in securities sold under agreements to repurchase	(13,330)	7,405
Payments on other borrowings	(110,658)	(75,300)
Proceeds from other borrowings	107,000	150,000
Net (payments on) FHLB short-term borrowings	(21,000)	(16,420)
Dividends paid	(4,856)	(4,856)
Net cash provided by (used in) financing activities	(33,562)	26,149

Net increase in cash and cash equivalents	8,341	65,415

CASH AND CASH EQUIVALENTS
Beginning	55,101	27,884
Ending	$63,442	$93,299

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)

(in thousands)

Six Months Ended June 30, 2024 and 2023

	2024	2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$20,387	$11,749
Income taxes	53	873

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$71	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared, not paid	$2,428	$2,428

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2023 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of June 30, 2024.

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

On May 8, 2024, the Company declared a cash dividend on its common stock, payable on August 15, 2024 to stockholders of record as of August 1, 2024, equal to $0.27 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and six months ended  June 30, 2024 and 2023 was 8,992,167. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of  June 30, 2024 and  December 31, 2023 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2024
Assets
Securities available-for-sale
U.S. government treasuries	$183,606	$183,606	$-	$-
U.S. government agencies	94,509	-	94,509	-
U.S. government mortgage-backed securities	94,148	-	94,148	-
State and political subdivisions	250,887	-	250,887	-
Corporate bonds	67,693	-	67,693	-
Loans receivable	8,011	-	8,011	-
Derivative financial instruments	1,139	-	1,139	-

Liabilities
Derivative financial instruments	$116	$-	$116	$-

2023
Assets
Securities available-for-sale
U.S. government treasuries	$200,088	$200,088	$-	$-
U.S. government agencies	92,615	-	92,615	-
U.S. government mortgage-backed securities	101,864	-	101,864	-
State and political subdivisions	269,891	-	269,891	-
Corporate bonds	71,931	-	71,931	-
Loans receivable	8,327	-	8,327	-
Derivative financial instruments	1,225	-	1,225	-

Liabilities
Derivative financial instruments	$745	$-	$745	$-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of June 30, 2024 and  December 31, 2023 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2024

Collateral dependent loans	$-	$-	$-	$-

2023

Collateral dependent loans	$105	$-	$-	$105

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2024 and  December 31, 2023 are as follows (in thousands):

2024
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$-	Fair value of collateral	Valuation adjustments	0% - 25%

	2023
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$105	Fair value of collateral	Valuation adjustments	0% - 15%

Evaluations of the underlying assets are completed for each collateral dependent loan with a specific reserve. The types of collateral vary widely and could include accounts receivables, inventory, a variety of equipment and real estate. Collateral evaluations are reviewed and discounted as appropriate based on knowledge of the specific type of collateral and could include cost approach, sales comparison approach, or income approach. In the case of real estate, an independent appraisal may be obtained. Types of discounts considered included aging of receivables, condition of the collateral, potential market for the collateral and estimated disposal costs. These discounts will vary from loan to loan.

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of June 30, 2024 and  December 31, 2023 (in thousands):

		2024		2023
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$63,442	$63,442	$55,101	$55,101
Interest-bearing time deposits	Level 1	6,415	6,040	8,904	8,444
Securities available-for-sale	See previous table	690,843	690,843	736,389	736,389
FHLB and FRB stock	Level 2	3,948	3,948	3,086	3,086
Loans receivable, net	Level 3	1,281,214	1,227,109	1,277,812	1,224,446
Loans held for sale	Level 2	510	510	124	124
Accrued income receivable	Level 1	12,484	12,484	12,953	12,953
Derivative financial instruments	Level 2	1,139	1,139	1,225	1,225
Financial liabilities:
Deposits	Level 2	$1,821,113	$1,822,060	$1,811,831	$1,812,718
Securities sold under agreements to repurchase	Level 1	40,664	40,664	53,994	53,994
Other borrowings	Level 2	85,930	85,800	110,588	110,376
Accrued interest payable	Level 1	3,191	3,191	4,710	4,710
Derivative financial instruments	Level 2	116	116	745	745

The methodologies used to determine fair value as of  June 30, 2024 did not change from the methodologies described in the December 31, 2023 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of June 30, 2024 and  December 31, 2023 are summarized below (in thousands):

2024:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$195,837	$11	$(12,242)	$183,606
U.S. government agencies	101,005	6	(6,502)	94,509
U.S. government mortgage-backed securities	108,189	4	(14,045)	94,148
State and political subdivisions	272,917	43	(22,073)	250,887
Corporate bonds	73,067	-	(5,374)	67,693
	$751,015	$64	$(60,236)	$690,843

2023:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$213,646	$29	$(13,587)	$200,088
U.S. government agencies	99,455	2	(6,842)	92,615
U.S. government mortgage-backed securities	115,988	-	(14,124)	101,864
State and political subdivisions	292,475	93	(22,677)	269,891
Corporate bonds	77,139	11	(5,219)	71,931
	$798,703	$135	$(62,449)	$736,389

The amortized cost and fair value of debt securities available-for-sale as of June 30, 2024, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$102,150	$100,092
Due after one year through five years	385,150	358,508
Due after five years through ten years	147,426	130,796
Due after ten years	8,100	7,299
	$642,826	$596,695
U.S. government mortgage-backed securities	108,189	94,148
Total	$751,015	$690,843

The Company's investment portfolio had an expected duration of 3.34 years as of June 30, 2024.

Securities with a carrying value of $321.5 million and $374.4 million at June 30, 2024 and  December 31, 2023, respectively, were pledged on public deposits, securities sold under agreements to repurchase, other borrowings and for other purposes as required or permitted by law.

The proceeds and gains on securities available-for-sale for the three and six months ended June 30, 2024 and 2023 are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Proceeds from sales of securities available-for-sale	$-	$1,353	$2,049	$1,353
Gross realized gains on securities available-for-sale	-	11	-	11
Gross realized losses on securities available-for-sale	-	(4)	(165)	(4)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 and  December 31, 2023 are summarized as follows (in thousands):

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2024:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$4,518	$(28)	2	$175,289	$(12,214)	108	$179,807	$(12,242)
U.S. government agencies	1,957	(2)	1	88,106	(6,500)	77	90,063	(6,502)
U.S. government mortgage-backed securities	121	(1)	2	93,635	(14,044)	155	93,756	(14,045)
State and political subdivisions	4,556	(97)	12	241,843	(21,976)	467	246,399	(22,073)
Corporate bonds	3,091	(117)	3	64,602	(5,257)	82	67,693	(5,374)
	$14,243	$(245)	20	$663,475	$(59,991)	889	$677,718	$(60,236)

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2023:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	-	$196,432	$(13,587)	121	$196,432	$(13,587)
U.S. government agencies	1,986	(11)	2	90,137	(6,831)	78	92,123	(6,842)
U.S. government mortgage-backed securities	467	(12)	4	101,265	(14,112)	155	101,732	(14,124)
State and political subdivisions	9,054	(73)	18	251,286	(22,604)	474	260,340	(22,677)
Corporate bonds	3,117	(108)	4	67,816	(5,111)	84	70,933	(5,219)
	$14,624	$(204)	28	$706,936	$(62,245)	912	$721,560	$(62,449)

Gross unrealized losses on debt securities totaled $60.2 million as of June 30, 2024. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. As of June 30, 2024 and  December 31, 2023, the Company determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable on AFS debt securities totaled $3.3 million and $3.5 million as of June 30, 2024 and  December 31, 2023, respectively, and is excluded from the estimate of credit losses.

7.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of June 30, 2024 and  December 31, 2023 is as follows (in thousands):

	2024	2023

Real estate - construction	$63,076	$63,050
Real estate - 1 to 4 family residential	292,605	289,404
Real estate - multi-family	199,744	195,536
Real estate - commercial	355,533	359,266
Real estate - agricultural	160,460	161,517
Commercial	87,546	89,729
Agricultural	122,642	119,136
Consumer and other	16,816	16,540
	1,298,422	1,294,178
Unallocated portfolio layer basis adjustments[1]	(5)	410
Less allowance for credit losses	(17,203)	(16,776)
Loans receivable, net	$1,281,214	$1,277,812

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses (ACL) and other basis adjustments. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Accrued interest receivable on loans held for investment totaled $9.2 million and $9.4 million as of June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Allowance for Credit Losses for Loans. The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. Expected credit loss inherent in non-cancelable off-balance-sheet (“OBS”) credit exposures is accounted for as a separate liability on the balance sheet. The Company's allowance for credit losses for OBS was $1.0 million and $1.1 million as of June 30, 2024 and  December 31, 2023, respectively. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

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

Activity in the allowance for credit losses, on a disaggregated basis, for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30, 2024
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, March 31, 2024	$453	$3,309	$2,537	$5,494	$1,221	$1,913	$1,588	$437	$16,952
Credit loss expense (benefit) [1]	(40)	39	47	36	5	1	122	41	251
Recoveries of loans charged-off	-	1	-	-	-	1	-	1	3
Loans charged-off	-	-	-	-	-	(3)	-	-	(3)
Balance, June 30, 2024	$413	$3,349	$2,584	$5,530	$1,226	$1,912	$1,710	$479	$17,203

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $69 thousand related to off-balance sheet credit exposures.

	Six Months Ended June 30, 2024
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2023	$408	$3,333	$2,542	$5,236	$1,238	$1,955	$1,607	$457	$16,776
Credit loss expense (benefit) [1]	5	14	42	294	(12)	(42)	103	19	423
Recoveries of loans charged-off	-	2	-	-	-	2	-	3	7
Loans charged-off	-	-	-	-	-	(3)	-	-	(3)
Balance, June 30, 2024	$413	$3,349	$2,584	$5,530	$1,226	$1,912	$1,710	$479	$17,203

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $72 thousand related to off-balance sheet credit exposures.

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

Collateral Dependent Loans. The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
June 30, 2024	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$62	$-	$-	$62	$-
Real estate - 1 to 4 family residential	667	-	-	667	-
Real estate - multi-family	2,020	-	-	2,020	-
Real estate - commercial	8,508	-	-	8,508	-
Real estate - agricultural	437	-	-	437	-
Commercial	111	2	94	207	94
Agricultural	225	9	396	630	36
Consumer and other	-	-	5	5	-

	$12,030	$11	$495	$12,536	$130

	Primary Type of Collateral
December 31, 2023	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$66	$-	$-	$66	$-
Real estate - 1 to 4 family residential	678	-	-	678	10
Real estate - multi-family	2,034	-	-	2,034	-
Real estate - commercial	8,993	-	-	8,993	-
Real estate - agricultural	449	-	-	449	-
Commercial	118	-	101	219	96
Agricultural	239	669	402	1,310	-
Consumer and other	-	-	-	-	-

	$12,577	$669	$503	$13,749	$106

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans on nonaccrual status with no allowance for credit losses recorded by loan segment (in thousands):

	Total Nonaccrual		Nonaccrual with no ACL
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

Real estate - construction	$62	$66	$62	$66
Real estate - 1 to 4 family residential	667	678	667	563
Real estate - multi-family	2,020	2,034	2,020	2,034
Real estate - commercial	8,491	8,976	8,491	8,976
Real estate - agricultural	437	449	437	449
Commercial	249	268	155	172
Agricultural	630	1,310	594	1,310
Consumer and other	15	13	5	-

	$12,571	$13,794	$12,431	$13,570

The interest foregone on nonaccrual loans for the three months ended  June 30, 2024 and 2023 was approximately $217 thousand and $166 thousand, respectively.  The interest foregone on nonaccrual loans for the six months ended  June 30, 2024 and 2023 was approximately $456 thousand and $345 thousand, respectively.

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

The Company made no loan modifications and three loan modifications to borrowers experiencing financial difficulty for the six months ended June 30, 2024 and 2023, respectively.

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

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the six months ended  June 30, 2023:

Term Extension
Loan Type	Financial Effect

Agricultural	Added a weighted-average 7.7 years to the life of loans, which reduced monthly payment amounts for the borrowers

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company had no net charge-offs for the three months ended  June 30, 2024 and 2023 related to loan modifications to borrowers experiencing financial difficulties.

There were two loan modifications with an amortized cost basis of $42 thousand that had a payment default and were modified in the twelve months before default as of June 30, 2024. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

Aging Analysis. An aging analysis of the recorded investments in loans, on a disaggregated basis, as of June 30, 2024 and  December 31, 2023, is as follows (in thousands):

2024		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$595	$62	$657	$62,419	$63,076	$-
Real estate - 1 to 4 family residential	2,206	490	2,696	289,909	292,605	63
Real estate - multi-family	-	2,019	2,019	197,725	199,744	-
Real estate - commercial	-	355	355	355,178	355,533	-
Real estate - agricultural	658	214	872	159,588	160,460	214
Commercial	642	95	737	86,809	87,546	-
Agricultural	267	159	426	122,216	122,642	113
Consumer and other	71	-	71	16,745	16,816	-

	$4,439	$3,394	$7,833	$1,290,589	$1,298,422	$390

2023		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$359	$66	$425	$62,625	$63,050	$-
Real estate - 1 to 4 family residential	1,020	302	1,322	288,082	289,404	3
Real estate - multi-family	-	983	983	194,553	195,536	-
Real estate - commercial	119	106	225	359,041	359,266	106
Real estate - agricultural	-	-	-	161,517	161,517	-
Commercial	559	98	657	89,072	89,729	-
Agricultural	169	529	698	118,438	119,136	-
Consumer and other	16	-	16	16,524	16,540	-

	$2,242	$2,084	$4,326	$1,289,852	$1,294,178	$109

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

The following tables show the risk category of loans by loan segment and year of origination as of June 30, 2024 and  December 31, 2023 (in thousands):

June 30, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real estate - construction
Pass	$14,586	$33,587	$12,873	$240	$11	$213	$1,426	$62,936
Watch		78	-	-	-	-	-	78
Special Mention		-	-	-	-	-	-	-
Substandard		-	-	-	-	-	-	-
Substandard-Impaired	62	-	-	-	-	-	-	62
Total	$14,648	$33,665	$12,873	$240	$11	$213	$1,426	$63,076

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$21,541	$49,318	$62,205	$56,738	$44,733	$21,932	$19,966	$276,433
Watch	324	1,235	288	10,115	905	341	96	13,304
Special Mention	-	-	-	-	296	-	-	296
Substandard	-	443	-	1,324	46	92	-	1,905
Substandard-Impaired	181	-	-	223	-	263	-	667
Total	$22,046	$50,996	$62,493	$68,400	$45,980	$22,628	$20,062	$292,605

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$6,578	$19,284	$51,115	$45,349	$39,414	$13,502	$4,822	$180,064
Watch	6,570	-	-	8,842	-	-	-	15,412
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	2,249	-	-	2,249
Substandard-Impaired	-	983	-	-	-	1,036	-	2,019
Total	$13,148	$20,267	$51,115	$54,191	$41,663	$14,538	$4,822	$199,744

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$10,556	$41,020	$76,843	$49,324	$69,104	$30,793	$3,998	$281,638
Watch	220	8,227	14,758	9,226	7,130	640	1,075	41,276
Special Mention	-	-	-	6,154	2,950	1,026	-	10,130
Substandard	-	841	2,518	10,104	536	-	-	13,999
Substandard-Impaired	-	8,135	-	-	-	355	-	8,490
Total	$10,776	$58,223	$94,119	$74,808	$79,720	$32,814	$5,073	$355,533

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$14,370	$19,111	$28,687	$31,037	$23,487	$24,233	$2,222	$143,147
Watch	303	4,210	375	2,217	2,482	3,554	-	13,141
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,439	2,277	-	94	-	214	-	4,024
Substandard-Impaired	-	-	-	148	-	-	-	148
Total	$16,112	$25,598	$29,062	$33,496	$25,969	$28,001	$2,222	$160,460

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

June 30, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$8,007	$19,845	$11,119	$8,872	$1,782	$3,492	$27,450	$80,567
Watch	450	489	256	19	299	181	2,169	3,863
Special Mention	-	-	-	-	-	-	-	-
Substandard	946	13	31	-	412	-	1,466	2,868
Substandard-Impaired	42	41	-	3	94	68	-	248
Total	$9,445	$20,388	$11,406	$8,894	$2,587	$3,741	$31,085	$87,546

Current-period gross charge-offs	$-	$-	$-	$-	$-	$3	$-	$3

Agricultural
Pass	$9,601	$8,326	$6,095	$4,391	$1,995	$814	$71,630	$102,852
Watch	4,621	567	340	335	371	186	11,494	17,914
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,420	46	14	25	43	-	-	1,548
Substandard-Impaired	-	90	-	229	-	-	9	328
Total	$15,642	$9,029	$6,449	$4,980	$2,409	$1,000	$83,133	$122,642

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$3,617	$5,340	$2,894	$2,260	$1,810	$847	$13	$16,781
Watch	14	-	-	-	-	-	-	14
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	6	-	-	-	-	-	6
Substandard-Impaired	-	-	5	-	10	-	-	15
Total	$3,631	$5,346	$2,899	$2,260	$1,820	$847	$13	$16,816

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Total loans
Pass	$88,856	$195,831	$251,831	$198,211	$182,336	$95,826	$131,527	$1,144,418
Watch	12,502	14,806	16,017	30,754	11,187	4,902	14,834	105,002
Special Mention	-	-	-	6,154	3,246	1,026	-	10,426
Substandard	3,805	3,626	2,563	11,547	3,286	306	1,466	26,599
Substandard-Impaired	285	9,249	5	603	104	1,722	9	11,977
Total	$105,448	$223,512	$270,416	$247,269	$200,159	$103,782	$147,836	$1,298,422

Current-period gross charge-offs	$-	$-	$-	$-	$-	$3	$-	$3

December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real estate - construction
Pass	$45,404	$14,501	$746	$11	$-	$325	$1,917	$62,904
Watch	80	-	-	-	-	-	-	80
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	66	-	-	-	-	-	66
Total	$45,484	$14,567	$746	$11	$-	$325	$1,917	$63,050

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$55,051	$66,190	$59,250	$47,865	$8,607	$17,154	$18,649	$272,766
Watch	1,608	298	10,483	1,226	-	358	27	14,000
Special Mention	-	-	-	-	-	-	-	-
Substandard	448	18	1,350	47	33	64	-	1,960
Substandard-Impaired	115	-	140	-	199	144	80	678
Total	$57,222	$66,506	$71,223	$49,138	$8,839	$17,720	$18,756	$289,404

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$18,436	$51,928	$47,161	$40,201	$13,542	$694	$5,020	$176,982
Watch	4,603	1,427	8,192	-	-	-	-	14,222
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	2,298	-	-	-	2,298
Substandard-Impaired	983	-	-	-	1,051	-	-	2,034
Total	$24,022	$53,355	$55,353	$42,499	$14,593	$694	$5,020	$195,536

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$35,133	$81,342	$51,598	$66,467	$20,006	$13,122	$2,929	$270,597
Watch	8,379	13,580	14,669	14,607	78	583	2,988	54,884
Special Mention	-	2,531	11,853	3,006	1,043	-	-	18,433
Substandard	897	-	4,822	551	-	106	-	6,376
Substandard-Impaired	8,517	-	99	-	360	-	-	8,976
Total	$52,926	$97,453	$83,041	$84,631	$21,487	$13,811	$5,917	$359,266

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$22,469	$30,738	$32,893	$27,733	$6,039	$22,850	$2,073	$144,795
Watch	4,163	379	2,263	1,760	333	3,601	-	12,499
Special Mention	-	-	-	-	-	-	-	-
Substandard	2,302	1,439	114	-	-	214	-	4,069
Substandard-Impaired	-	-	154	-	-	-	-	154
Total	$28,934	$32,556	$35,424	$29,493	$6,372	$26,665	$2,073	$161,517

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$23,904	$12,645	$10,378	$2,087	$2,434	$1,578	$29,752	$82,778
Watch	860	295	119	423	93	137	1,996	3,923
Special Mention	-	-	-	-	-	-	-	-
Substandard	600	256	-	421	-	-	1,484	2,761
Substandard-Impaired	94	-	5	96	-	72	-	267
Total	$25,458	$13,196	$10,502	$3,027	$2,527	$1,787	$33,232	$89,729

Current-period gross charge-offs	$-	$-	$-	$33	$-	$4	$-	$37

Agricultural
Pass	$14,614	$8,395	$5,459	$2,858	$400	$608	$77,448	$109,782
Watch	1,107	340	288	18	18	194	5,419	7,384
Special Mention	-	-	-	-	-	-	-	-
Substandard	866	14	25	58	-	-	-	963
Substandard-Impaired	95	140	383	-	-	-	389	1,007
Total	$16,682	$8,889	$6,155	$2,934	$418	$802	$83,256	$119,136

Current-period gross charge-offs	$39	$74	$90	$-	$-	$-	$-	$203

Consumer and other
Pass	$6,801	$3,719	$2,701	$2,071	$352	$731	$15	$16,390
Watch	127	-	-	-	-	-	-	127
Special Mention	-	-	-	-	-	-	-	-
Substandard	10	-	-	-	-	-	-	10
Substandard-Impaired	-	-	-	13	-	-	-	13
Total	$6,938	$3,719	$2,701	$2,084	$352	$731	$15	$16,540

Current-period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$5

Total loans
Pass	$221,812	$269,458	$210,186	$189,293	$51,380	$57,062	$137,803	$1,136,994
Watch	20,927	16,319	36,014	18,034	522	4,873	10,430	107,119
Special Mention	-	2,531	11,853	3,006	1,043	-	-	18,433
Substandard	5,123	1,727	6,311	3,375	33	384	1,484	18,437
Substandard-Impaired	9,804	206	781	109	1,610	216	469	13,195
Total	$257,666	$290,241	$265,145	$213,817	$54,588	$62,535	$150,186	$1,294,178

Current-period gross charge-offs	$39	$74	$90	$33	$-	$9	$-	$245

8.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at June 30, 2024 and  December 31, 2023 (in thousands):

	2024		2023
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$5,155	$6,411	$4,982
Customer list	-	-	535	535

Total	$6,411	$5,155	$6,946	$5,517

The weighted average remaining life of the intangible assets is approximately 2.5 years as of June 30, 2024 and  December 31, 2023.

The following sets forth the activity related to the intangible assets for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Beginning intangible assets, net	$1,342	$1,801	$1,429	$1,931
Amortization	(86)	(128)	(173)	(258)

Ending intangible assets, net	$1,256	$1,673	$1,256	$1,673

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2024	164
2025	301
2026	268
2027	240
2028	190
2029	93

Total	$1,256

9.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of June 30, 2024 and  December 31, 2023 (in thousands):

	2024	2023
Securities sold under agreements to repurchase:
U.S. government treasuries	$20,050	$22,877
U.S. government agencies	44,960	44,960
U.S. government mortgage-backed securities	7,188	7,369

Total pledged collateral	$72,198	$75,206

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

10.	Borrowings

On April 25, 2024, the Company entered into a promissory note and line of credit agreement with an unaffiliated bank, providing for a two-year five million dollar line of credit facility.  The Company has secured its obligations under the Credit Agreement by pledging to the Lender all outstanding shares of common stock of its subsidiary bank, Reliance State Bank. The Company had no outstanding borrowings on the line of credit as of June 30, 2024.

The Federal Reserve Board created the Bank Term Funding Program (BTFP) in 2023, offering loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral.  The BTFP allows for borrowing from the Federal Reserve Bank up to the par value of the pledged collateral.  As of June 30, 2024, the Company had $37.75 million borrowed under the BTFP with a weighted average interest rate of 5.27%.  As of December 31, 2023, the Company had $83.1 million borrowed under the BTFP with a weighted average interest rate of 4.41%.

FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $247.1 million and $280.9 million at  June 30, 2024 and December 31, 2023, respectively.  As of June 30, 2024, the Company had $45 million of FHLB advances with a weighted average interest rate of 5.27%. As of December 31, 2023, the Company had $24 million of FHLB advances with a weighted average interest rate of 5.51%.

On August 15, 2023, the Company borrowed $400 thousand on a credit agreement with a commercial bank. Principal and interest is payable quarterly over 15 years and the agreement matures in June 2038. The interest rate is fixed at 6.5% for five years and variable beginning September 15, 2028. The outstanding balance was $380 thousand and $388 thousand as of June 30, 2024 and December 31, 2023, respectively. The note is secured by property in Ames, Iowa.

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. The borrowings were used for general corporate purposes. Interest under the note is payable quarterly over four years. Required quarterly principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35% and the outstanding balance was $2.8 million and $3.1 million as of June 30, 2024 and December 31, 2023, respectively. The note is secured by property in West Des Moines, Iowa.

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

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at June 30, 2024, and  December 31, 2023 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2024
Interest rate swaps	$33,733	$1,023	Other assets
December 31, 2023
Interest rate swaps	$8,930	$891	Other assets
Interest rate swaps	25,000	(411)	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship at June 30, 2024, and  December 31, 2023 (in thousands):

			Cumulative Amount of Fair Value
	Location in the consolidated	Carrying Amount of	Hedging Adjustment Included in
	balance sheet	the Hedged Assets	Carrying Amount of Hedged Assets
June 30, 2024
Interest rate swaps	Loans receivable, net	$55,250	$(1,023)
December 31, 2023
Interest rate swaps	Loans receivable, net	$58,588	$(481)

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and six months ended June 30, 2024, and June 30, 2023, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at June 30, 2024, and  December 31, 2023 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
June 30, 2024
Customer interest rate swaps	$12,353	$116	Other assets	7.33%	5.62%
Customer interest rate swaps	12,353	(116)	Other liabilities	5.62%	7.33%
December 31, 2023
Customer interest rate swaps	$11,353	$334	Other assets	7.36%	5.62%
Customer interest rate swaps	11,353	(334)	Other liabilities	5.62%	7.36%

The Company was required to pledge $1.5 million and $1.6 million of securities as collateral for these derivative financial instruments at June 30, 2024, and December 31, 2023, respectively. The Company's counterparties were not required to pledge collateral at June 30, 2024 and  December 31, 2023.

12.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since  December 31, 2023 is due primarily to the increase in unrealized losses on investment securities.

13.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of June 30, 2024.

The Company and the Banks’ capital amounts and ratios as of June 30, 2024 and  December 31, 2023 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2024
Total capital (to risk-weighted assets):
Consolidated	$218,286	14.1%	$162,432	10.50%	N/A	N/A
Boone Bank & Trust	16,308	13.1	13,023	10.50	12,403	10.0%
First National Bank	111,910	14.2	82,822	10.50	78,878	10.0
Iowa State Savings Bank	27,022	15.6	18,133	10.50	17,270	10.0
Reliance State Bank	28,872	12.2	24,786	10.50	23,606	10.0
State Bank & Trust	22,352	16.0	14,638	10.50	13,941	10.0
United Bank & Trust	13,102	15.7	8,790	10.50	8,372	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$200,069	12.9%	$131,492	8.50%	N/A	N/A
Boone Bank & Trust	15,339	12.4	10,543	8.50	9,923	8.0%
First National Bank	102,387	13.0	67,047	8.50	63,103	8.0
Iowa State Savings Bank	24,887	14.4	14,679	8.50	13,816	8.0
Reliance State Bank	26,045	11.0	20,065	8.50	18,884	8.0
State Bank & Trust	20,692	14.8	11,850	8.50	11,153	8.0
United Bank & Trust	12,055	14.4	7,116	8.50	6,698	8.0

Tier 1 capital (to average-assets):
Consolidated	$200,069	9.0%	$88,202	4.00%	N/A	N/A
Boone Bank & Trust	15,339	9.0	6,850	4.00	8,562	5.0%
First National Bank	102,387	9.0	45,305	4.00	56,632	5.0
Iowa State Savings Bank	24,887	9.5	10,497	4.00	13,121	5.0
Reliance State Bank	26,045	8.5	12,211	4.00	15,264	5.0
State Bank & Trust	20,692	10.1	8,203	4.00	10,253	5.0
United Bank & Trust	12,055	9.8	4,927	4.00	6,159	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$200,069	12.9%	$108,288	7.00%	N/A	N/A
Boone Bank & Trust	15,339	12.4	8,682	7.00	8,062	6.5%
First National Bank	102,387	13.0	55,215	7.00	51,271	6.5
Iowa State Savings Bank	24,887	14.4	12,089	7.00	11,225	6.5
Reliance State Bank	26,045	11.0	16,524	7.00	15,344	6.5
State Bank & Trust	20,692	14.8	9,759	7.00	9,062	6.5
United Bank & Trust	12,055	14.4	5,860	7.00	5,442	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2023
Total capital (to risk-weighted assets):
Consolidated	$218,049	14.0%	$164,005	10.50%	N/A	N/A
Boone Bank & Trust	16,232	13.6	12,510	10.50	11,914	10.0%
First National Bank	112,057	13.9	84,863	10.50	80,822	10.0
Iowa State Savings Bank	26,691	15.7	17,854	10.50	17,004	10.0
Reliance State Bank	28,755	11.9	25,293	10.50	24,089	10.0
State Bank & Trust	22,283	16.0	14,597	10.50	13,902	10.0
United Bank & Trust	12,989	16.1	8,486	10.50	8,082	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$200,187	12.8%	$132,766	8.50%	N/A	N/A
Boone Bank & Trust	15,309	12.8	10,127	8.50	9,532	8.0%
First National Bank	102,634	12.7	68,699	8.50	64,658	8.0
Iowa State Savings Bank	24,619	14.5	14,453	8.50	13,603	8.0
Reliance State Bank	25,937	10.8	20,476	8.50	19,271	8.0
State Bank & Trust	20,676	14.9	11,817	8.50	11,122	8.0
United Bank & Trust	11,979	14.8	6,870	8.50	6,466	8.0

Tier 1 capital (to average-assets):
Consolidated	$200,187	9.0%	$88,992	4.00%	N/A	N/A
Boone Bank & Trust	15,309	9.6	6,393	4.00	7,991	5.0%
First National Bank	102,634	8.8	46,878	4.00	58,597	5.0
Iowa State Savings Bank	24,619	9.6	10,234	4.00	12,792	5.0
Reliance State Bank	25,937	8.3	12,464	4.00	15,580	5.0
State Bank & Trust	20,676	9.6	8,573	4.00	10,717	5.0
United Bank & Trust	11,979	9.5	5,039	4.00	6,299	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$200,187	12.8%	$109,337	7.00%	N/A	N/A
Boone Bank & Trust	15,309	12.8	8,340	7.00	7,744	6.5%
First National Bank	102,634	12.7	56,576	7.00	52,534	6.5
Iowa State Savings Bank	24,619	14.5	11,903	7.00	11,052	6.5
Reliance State Bank	25,937	10.8	16,862	7.00	15,658	6.5
State Bank & Trust	20,676	14.9	9,731	7.00	9,036	6.5
United Bank & Trust	11,979	14.8	5,657	7.00	5,253	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At June 30, 2024, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs twenty-five individuals to assist the Banks with its financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 243 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $2.2 million, or $0.24 per share, for the three months ended June 30, 2024, compared to net income of $2.6 million, or $0.28 per share, for the three months ended June 30, 2023. The decrease in earnings is primarily the result of higher interest expense on deposits and other borrowed funds, offset in part by an increase in interest income on loans. The higher interest expense on deposits is due to an increase in market rates and customers seeking higher interest rate options. The increase in interest income on loans was primarily due to higher rates and growth in the loan portfolio.

There were no net loan charge-offs for the three months ended June 30, 2024 compared to net loan charge-offs of $23 thousand for the three months ended June 30, 2023. A credit loss expense of $182 thousand was recognized for the three months ended June 30, 2024 as compared to a credit loss expense of $33 thousand for the three months ended June 30, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$10,872	$11,302	$21,778	$22,971
Tax-equivalent adjustment (1)	135	156	277	319
Net interest income on an FTE basis (non-GAAP)	11,007	11,458	22,055	23,290
Average interest-earning assets	$2,055,388	$2,079,156	$2,063,730	$2,060,787
Net interest margin on an FTE basis (non-GAAP)	2.14%	2.20%	2.14%	2.26%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended June 30, 2024 and 2023

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended June 30, 2024 and 2023:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$86,998	$1,370	6.30%	$86,477	$1,198	5.54%
Agricultural	118,579	2,254	7.60%	92,094	1,578	6.85%
Real estate	1,069,663	12,386	4.63%	1,046,367	11,052	4.22%
Consumer and other	16,833	210	4.99%	16,594	173	4.17%

Total loans (including fees)	1,292,073	16,220	5.02%	1,241,532	14,001	4.51%

Investment securities
Taxable	614,133	3,027	1.97%	666,513	3,188	1.91%
Tax-exempt (2)	96,036	643	2.68%	116,042	741	2.55%
Total investment securities	710,169	3,670	2.07%	782,555	3,929	2.01%

Interest-bearing deposits with banks and federal funds sold	53,146	780	5.87%	55,069	713	5.18%

Total interest-earning assets	2,055,388	$20,670	4.02%	2,079,156	$18,643	3.59%

Noninterest-earning assets	75,635			76,033

TOTAL ASSETS	$2,131,023			$2,155,189

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,185,388	$5,049	1.70%	$1,238,206	$4,219	1.36%
Time deposits	304,653	3,121	4.10%	248,187	1,762	2.84%
Total deposits	1,490,041	8,170	2.19%	1,486,393	5,981	1.61%
Other borrowed funds	129,613	1,493	4.61%	128,286	1,204	3.75%

Total interest-bearing liabilities	1,619,654	9,663	2.39%	1,614,679	7,185	1.78%

Noninterest-bearing liabilities
Noninterest-bearing checking	337,211			370,950
Other liabilities	12,304			11,039

Stockholders' equity	161,854			158,521

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,131,023			$2,155,189

Net interest income (FTE)(3)		$11,007			$11,458
Net interest spread (FTE)			1.63%			1.81%
Net interest margin (FTE)(3)			2.14%			2.20%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended June 30, 2024 and 2023, the Company's net interest margin adjusted for tax exempt income was 2.14% and 2.20%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended June 30, 2024 totaled $10.9 million compared to $11.3 million for the three months ended June 30, 2023.

For the three months ended June 30, 2024, interest income increased $2.0 million, or 11.1%, when compared to the same period in 2023. The increase is primarily due to higher average rates and growth in the loan portfolio.

Interest expense increased $2.5 million, or 34.5%, for the three months ended June 30, 2024 when compared to the same period in 2023. The higher interest expense for the period is primarily due to an increase in market interest rates and customers shifting to higher rate deposit products.

Credit Loss Expense

A credit loss expense of $182 thousand was recognized for the three months ended June 30, 2024 as compared to a credit loss expense of $33 thousand for the three months ended June 30, 2023. There were no net loan charge-offs for the three months ended June 30, 2024 compared to net loan charge-offs of $23 thousand for the three months ended June 30, 2023. The credit loss expense in 2024 was primarily due to loan growth.

Noninterest Income and Expense

Noninterest income for the three months ended June 30, 2024 totaled $2.6 million compared to $2.3 million for the three months ended June 30, 2023, an increase of 13.1%. The increase is primarily due to an increase in estate fees recognized in wealth management income.

Noninterest expense for the three months ended June 30, 2024 totaled $10.7 million compared to $10.6 million recorded for the three months ended June 30, 2023, an increase of 1.7%. The increase is primarily due to an increase in number of employees, normal increases in salaries and benefits and $300 thousand of consultant fees for certain contract negotiations included in professional fees.  The increase in noninterest expense was partially offset by a decrease in other expenses due to a wire fraud loss of $523 thousand recorded in the second quarter of 2023. The efficiency ratio was 79.61% for the second quarter of 2024 as compared to 77.57% in the second quarter of 2023.

Income Taxes

Income tax expense for the three months ended June 30, 2024 totaled $385 thousand compared to $464 thousand recorded for the three months ended June 30, 2023. The effective tax rate was 15% for the three months ended June 30, 2024 and 2023. The lower than expected tax rate in 2024 and 2023 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Income Statement Review for the Six Months Ended June 30, 2024 and 2023

The following highlights a comparative discussion of the major components of net income and their impact for the six months ended June 30, 2024 and 2023:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$87,530	$2,707	6.19%	$81,601	$2,172	5.32%
Agricultural	116,971	4,379	7.49%	91,164	2,960	6.49%
Real estate	1,067,525	24,552	4.60%	1,041,958	21,594	4.14%
Consumer and other	16,480	404	4.90%	16,388	346	4.22%

Total loans (including fees)	1,288,506	32,042	4.97%	1,231,111	27,072	4.40%

Investment securities
Taxable	622,871	6,119	1.96%	668,622	6,404	1.92%
Tax-exempt (2)	98,180	1,320	2.69%	118,162	1,518	2.57%
Total investment securities	721,051	7,439	2.06%	786,784	7,922	2.01%

Interest-bearing deposits with banks and federal funds sold	54,173	1,442	5.32%	42,892	1,008	4.70%

Total interest-earning assets	2,063,730	$40,923	3.97%	2,060,787	$36,002	3.49%

Noninterest-earning assets	75,595			77,504

TOTAL ASSETS	$2,139,325			$2,138,291

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,180,644	$9,786	1.66%	$1,248,688	$7,742	1.24%
Time deposits	297,906	5,973	4.01%	239,986	2,954	2.46%
Total deposits	1,478,550	15,759	2.13%	1,488,674	10,696	1.44%
Other borrowed funds	142,962	3,109	4.35%	106,822	2,016	3.77%

Total interest-bearing liabilities	1,621,512	18,868	2.33%	1,595,496	12,712	1.59%

Noninterest-bearing liabilities
Noninterest-bearing checking	341,913			376,600
Other liabilities	12,723			10,583

Stockholders' equity	163,177			155,612

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,139,325			$2,138,291

Net interest income (FTE)(3)		$22,055			$23,290
Net interest spread (FTE)			1.64%			1.90%
Net interest margin (FTE)(3)			2.14%			2.26%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the six months ended June 30, 2024 and 2023, the Company's net interest margin adjusted for tax exempt income was 2.14% and 2.26%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the six months ended June 30, 2024 totaled $21.8 million compared to $23.0 million for the six months ended June 30, 2023.

For the six months ended June 30, 2024, interest income increased $5.0 million, or 13.9%, when compared to the same period in 2023. The increase is primarily due to higher average rates and growth in the loan portfolio.

Interest expense increased $6.2 million, or 48.4%, for the six months ended June 30, 2024 when compared to the same period in 2023. The higher interest expense for the period is primarily due to an increase in market interest rates, customers shifting to higher rate deposit products and an increase in other borrowings.

Credit Loss Expense

A credit loss expense of $351 thousand was recognized for the six months ended June 30, 2024 as compared to a credit loss expense of $308 thousand for the six months ended June 30, 2023. Net loan recoveries totaled $4 thousand for the six months ended June 30, 2024 compared to net loan charge-offs of $181 thousand for the six months ended June 30, 2023. The credit loss expense in 2024 was primarily due to loan growth and an increase in the risks associated with the softening of commercial real estate collateral. The credit loss expense in 2023 was primarily due to charge-offs in the agriculture and commercial loan portfolios.

Noninterest Income and Expense

Noninterest income for the six months ended June 30, 2024 totaled $4.8 million compared to $4.6 million for the six months ended June 30, 2023, an increase of 5.0%. The increase is primarily due to an increase in estate fees recognized in wealth management income and partially offset by losses on the sale of securities.

Noninterest expense for the six months ended June 30, 2024 totaled $20.9 million compared to $20.3 million recorded for the six months ended June 30, 2023, an increase of 2.9%. The increase is primarily due to an increase in number of employees, normal increases in salaries and benefits and $350 thousand of consultant fees for certain contract negotiations included in professional fees.  The increase in noninterest expense was partially offset by a decrease in other expenses due to a wire fraud loss of $523 thousand recorded in the second quarter of 2023. The efficiency ratio was 78.78% for the second quarter of 2024 as compared to 73.87% in the second quarter of 2023.

Income Taxes

Income tax expense for the six months ended June 30, 2024 totaled $0.8 million compared to $1.1 million recorded for the six months ended June 30, 2023. The effective tax rate was 15% and 16% for the six months ended June 30, 2024 and 2023, respectively. The lower than expected tax rate in 2024 and 2023 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Balance Sheet Review

As of June 30, 2024, total assets were $2.1 billion, a $29.2 million decrease compared to December 31, 2023. This decrease in assets is primarily due to proceeds from the maturities of investments used to reduce other borrowings.

Investment Portfolio

The investment portfolio totaled $690.8 million as of June 30, 2024, a decrease of $45.6 million from the December 31, 2023 balance of $736.4 million. The decrease in securities available-for-sale is primarily due to maturities in excess of purchases.

On a quarterly basis, the investment portfolio is reviewed for credit losses. As of June 30, 2024, gross unrealized losses of $60.2 million, are due to the interest rate environment and are not considered credit-related. Certain bonds in the investment portfolio may incur credit losses and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not have an allowance for credit losses on these investments as of June 30, 2024.

At June 30, 2024, the Company’s investment securities portfolio included securities issued by 262 government municipalities and agencies located within 30 states with a fair value of $250.9 million. At December 31, 2023, the Company’s investment securities portfolio included securities issued by 272 government municipalities and agencies located within 30 states with a fair value of $269.9 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Omaha, Nebraska, sewer revenue bonds with a fair value of $5.2 million (approximately 2.1% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of June 30, 2024.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of June 30, 2024 and December 31, 2023 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2024		2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$51,627	$47,937	$59,721	$55,827
Texas	26,927	24,733	29,199	26,721
Nebraska	19,657	17,260	19,660	17,202
Washington	9,397	8,627	9,632	8,860
Oregon	9,327	8,768	9,885	9,299
Connecticut	8,699	8,063	8,700	8,183
Other (2024: 15 states; 2023: 15 states)	28,514	26,077	32,698	30,257

Total general obligation bonds	$154,148	$141,465	$169,495	$156,349

Revenue bonds:
Iowa	$44,958	$42,291	$48,645	$45,953
Texas	14,779	13,228	14,794	13,193
Nebraska	9,397	8,289	9,397	8,238
Other (2024: 24 states; 2023: 23 states)	49,635	45,614	50,144	46,158

Total revenue bonds	$118,769	$109,422	$122,980	$113,542

Total obligations of states and political subdivisions	$272,917	$250,887	$292,475	$269,891

As of June 30, 2024 and December 31, 2023, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 5 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2024		2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$27,677	$25,707	$29,409	$27,284
Water	19,808	18,216	20,394	18,968
College and universities, primarily dormitory revenues	16,867	15,298	16,944	15,340
Sewer	12,219	10,964	12,771	11,465
Leases	8,088	7,457	8,060	7,421
Other	34,110	31,780	35,402	33,064

Total revenue bonds by revenue source	$118,769	$109,422	$122,980	$113,542

Loan Portfolio

The loan portfolio, net of the allowance for credit losses, totaled $1.281 billion and $1.278 billion as of June 30, 2024 and December 31, 2023, respectively. The increase was primarily due to an increase in the agriculture and multifamily loan portfolios.

Other Assets

Other assets were $12.5 million as of June 30, 2024, compared to $5.1 million as of December 31, 2023. The increase in other assets is due to $8 million of investments that matured on June 30, 2024 with the proceeds received on July 1, 2024.

Deposits

Deposits totaled $1.82 billion and $1.81 billion as of June 30, 2024 and December 31, 2023, respectively. The increase is primarily due to an increase in public funds and time deposits as customers moved to higher yielding accounts. Estimated uninsured deposits were approximately $603 million as of June 30, 2024. Approximately $166 million of estimated uninsured deposits were collateralized by pledged assets. Deposit balances fluctuate as customers’ liquidity needs vary at any given time and could be impacted by prevailing market interest rates, competition, and economic conditions.

Other Borrowings

Other borrowings decreased to $85.9 million as of June 30, 2024 compared to $110.6 million as of December 31, 2023. Proceeds from investment maturities were used to reduce other borrowings. Bank Term Funding Program (BTFP) borrowings totaled $37.75 million with an average rate of 5.27% as of June 30, 2024 compared to $83.1 million with an average rate of 4.41% as of December 31, 2023. The Company had $45 million of FHLB advances with a weighted average interest rate of 5.27% as of June 30, 2024, compared to $24 million of FHLB advances with a weighted average interest rate of 5.51% as of December 31, 2023. The Company has reduced borrowings throughout 2024 as investments have matured.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which totaled $1.281 billion and $1.278 billion as of June 30, 2024 and December 31, 2023, respectively. Net loans comprise 60% of total assets as of June 30, 2024. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.00% at June 30, 2024, as compared to 1.08% at December 31, 2023. The Company’s level of problem loans as a percentage of total loans at June 30, 2024 of 1.00% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of March 31, 2024, of 0.46%, most recent available.

Substandard-Impaired loans totaled $12.0 million as of June 30, 2024 and have decreased $1.2 million as compared to the substandard-impaired loans of $13.2 million as of December 31, 2023. The decrease is primarily due to payments received during the year.

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

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of June 30, 2024, nonaccrual loans totaled $12.6 million and there were $390 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $13.8 million and $109 thousand of loans past due 90 days and still accruing as of December 31, 2023. There was no other real estate owned as of June 30, 2024 and December 31, 2023.

The watch and special mention loans classified as agricultural real estate and operating totaled $31.1 million as of June 30, 2024 as compared to $19.9 million as of December 31, 2023. The increase is primarily due to agricultural operating loans that were moved to watch as the customers refinance and restructure assets. The substandard and substandard-impaired loans in these categories totaled $6.0 million and $6.2 million as of June 30, 2024 and December 31, 2023, respectively.

The watch and special mention loans classified as commercial real estate totaled $51.4 million as of June 30, 2024 as compared to $73.3 million as of December 31, 2023. The substandard and substandard-impaired commercial real estate loans totaled $22.5 million and $15.4 million as of June 30, 2024 and December 31, 2023, respectively. The changes between periods are primarily due to a non-owner occupied commercial real estate loan with a lease expiration.

The allowance for credit losses as a percentage of outstanding loans as of June 30, 2024 was 1.32%, as compared to 1.30% at December 31, 2023. The allowance for credit losses totaled $17.2 million and $16.8 million as of June 30, 2024 and December 31, 2023, respectively. The increase in the allowance for credit losses is mainly due to an increased collateral value risk factor associated with the commercial real estate portfolio.

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

As of June 30, 2024, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company’s liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of June 30, 2024 and December 31, 2023 totaled $63.4 million and $55.1 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of June 30, 2024 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $247.1 million, with $45.0 million of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $97.2 million, with no outstanding federal fund purchase balances as of June 30, 2024. The Company had securities sold under agreements to repurchase totaling $40.7 million as of June 30, 2024.

Total investments as of June 30, 2024 were $690.8 million compared to $736.4 million as of December 31, 2023. These investments provide the Company with liquidity since all of the investments are classified as available-for-sale as of June 30, 2024. The Company has $376.7 million of unpledged securities available-for-sale and interest-bearing deposits as of June 30, 2024. The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2024 totaled $5.3 million compared to $10.5 million for the six months ended June 30, 2023. The decrease of $5.2 million in cash provided by operating activities was primarily due to payments of accrued interest on borrowings and lower net income.

Net cash provided by investing activities for the six months ended June 30, 2024 was $36.6 million compared to $28.8 million for the six months ended June 30, 2023. The increase of $7.8 million in cash provided by investing activities was primarily due to maturities of securities available-for-sale.

Net cash provided by (used in) financing activities for the six months ended June 30, 2024 totaled ($33.6) million compared to $26.2 million for the six months ended June 30, 2023. The decrease in cash provided by financing activities of $59.7 million was primarily due to payments on other borrowings, fewer proceeds from other borrowings between periods and a decrease in securities sold under agreements to repurchase.  The decrease in cash provided by financing activities was partially offset by an increase in deposits. As of June 30, 2024, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $5.3 million and $4.8 million for the six months ended June 30, 2024 and 2023, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $1.1 million as of June 30, 2024.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of June 30, 2024 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of June 30, 2024 totaled $167.1 million and was $1.3 million higher than the $165.8 million recorded as of December 31, 2023. The increase in stockholders’ equity was primarily the result of a decrease in unrealized losses on the investment portfolio. At June 30, 2024 and December 31, 2023, stockholders’ equity as a percentage of total assets was 7.9% and 7.7%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of June 30, 2024. Unrealized losses on the investment portfolio are excluded from regulatory capital.

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

In November, 2023, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of June 30, 2024, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2024.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

April 1, 2024 to April 30, 2024	-	$-	-	100,000

May 1, 2024 to May 31, 2024	-	$-	-	100,000

June 1, 2024 to June 30, 2024	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: August 9, 2024	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Justin C. Clausen

Justin C. Clausen, Chief Financial Officer
(Principal Financial and Accounting Officer)