Form 10-Q
period 2024-09-30
AMES NATIONAL CORP
filed 2024-11-08
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-32637

AMES NATIONAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Iowa	42-1039071
(State of Incorporation)	(I. R. S. Employer Identification Number)

323 Sixth Street

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

As of November 1, 2024, there were 8,992,167 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$22,660	$24,105
Interest-bearing deposits in financial institutions and federal funds sold	36,309	30,996
Total cash and cash equivalents	58,969	55,101
Interest-bearing time deposits	6,167	8,904
Securities available-for-sale	688,595	736,389
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	5,186	3,086
Loans receivable, net	1,295,773	1,277,812
Loans held for sale	338	124
Bank premises and equipment, net	21,858	22,549
Accrued income receivable	15,261	12,953
Bank-owned life insurance	3,193	3,131
Deferred income taxes, net	11,138	16,496
Intangible assets, net	1,170	1,429
Goodwill	12,424	12,424
Other assets	3,101	5,083

Total assets	$2,123,173	$2,155,481

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$335,469	$370,942
Interest-bearing checking	612,017	611,891
Savings and money market	535,096	552,275
Time, $250 and over	79,538	67,733
Other time	239,601	208,990
Total deposits	1,801,721	1,811,831

Securities sold under agreements to repurchase	42,756	53,994
Other borrowings	83,101	110,588
Dividends payable	1,798	2,428
Accrued interest payable	3,045	4,710
Accrued expenses and other liabilities	7,358	6,142
Total liabilities	1,939,779	1,989,693

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,992,167 shares as of September 30, 2024 and December 31, 2023	17,984	17,984
Additional paid-in capital	14,253	14,253
Retained earnings	180,505	180,438
Accumulated other comprehensive (loss)	(29,348)	(46,887)
Total stockholders' equity	183,394	165,788

Total liabilities and stockholders' equity	$2,123,173	$2,155,481

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Interest and dividend income:
Loans, including fees	$16,751	$14,585	$48,793	$41,657
Securities:
Taxable	2,985	3,152	9,104	9,556
Tax-exempt	481	549	1,524	1,748
Other interest and dividend income	495	476	1,937	1,484
Total interest and dividend income	20,712	18,762	61,358	54,445

Interest expense:
Deposits	8,278	6,518	24,037	17,214
Other borrowed funds	1,357	1,555	4,466	3,571
Total interest expense	9,635	8,073	28,503	20,785

Net interest income	11,077	10,689	32,855	33,660

Credit loss expense (benefit)	371	(274)	722	34

Net interest income after credit loss expense (benefit)	10,706	10,963	32,133	33,626

Noninterest income:
Wealth management income	1,242	1,157	3,913	3,507
Service fees	399	343	1,062	1,000
Securities gains (losses), net	-	28	(165)	35
Gain on sale of loans held for sale	112	95	361	254
Merchant and card fees	426	404	1,211	1,249
Other noninterest income	234	333	827	884
Total noninterest income	2,413	2,360	7,209	6,929

Noninterest expense:
Salaries and employee benefits	6,291	5,902	18,965	17,751
Data processing	1,475	1,497	4,478	4,395
Occupancy expenses, net	745	671	2,238	2,273
FDIC insurance assessments	281	284	878	803
Professional fees	867	545	2,190	1,540
Business development	318	311	983	975
Intangible asset amortization	86	130	259	388
New market tax credit projects amortization	174	192	523	575
Other operating expenses, net	268	270	925	1,445
Total noninterest expense	10,505	9,802	31,439	30,145

Income before income taxes	2,614	3,521	7,903	10,410

Provision for income taxes	397	597	1,198	1,732

Net income	$2,217	$2,924	$6,705	$8,678

Basic and diluted earnings per share	$0.25	$0.33	$0.75	$0.97

Dividends declared per share	$0.20	$0.27	$0.74	$0.81

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$2,217	$2,924	$6,705	$8,678
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	20,896	(12,158)	22,873	(4,230)
Plus: reclassification adjustment for (gains) losses realized in net income	-	(28)	165	(35)
Other comprehensive income (loss), before tax	20,896	(12,186)	23,038	(4,265)
Tax benefit (expense) related to other comprehensive income (loss)	(4,974)	2,901	(5,483)	1,016
Other income tax effects from tax reform	(4)	-	(16)	(2)
Other comprehensive income (loss), net of tax	15,918	(9,285)	17,539	(3,251)
Comprehensive income (loss)	$18,135	$(6,361)	$24,244	$5,427

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share data)

					Accumulated
					Other
Three Months Ended September 30, 2024 and 2023					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, June 30, 2023	8,992,167	$17,984	$14,253	$180,228	$(57,036)	$155,429
Net income	-	-	-	2,924	-	2,924
Other comprehensive (loss)	-	-	-	-	(9,285)	(9,285)
Cash dividends declared, $0.27 per share	-	-	-	(2,428)	-	(2,428)
Balance, September 30, 2023	8,992,167	$17,984	$14,253	$180,724	$(66,321)	$146,640

Balance, June 30, 2024	8,992,167	$17,984	$14,253	$180,082	$(45,266)	$167,053
Net income	-	-	-	2,217	-	2,217
Other income tax effects from tax reform	-	-	-	4	-	4
Other comprehensive income	-	-	-	-	15,918	15,918
Cash dividends declared, $0.20 per share	-	-	-	(1,798)	-	(1,798)
Balance, September 30, 2024	8,992,167	$17,984	$14,253	$180,505	$(29,348)	$183,394

					Accumulated
					Other
Nine Months Ended September 30, 2024 and 2023					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2022	8,992,167	$17,984	$14,253	$179,931	$(63,070)	$149,098
Cumulative change in accounting principle	-	-	-	(603)	-	(603)
Net income	-	-	-	8,678	-	8,678
Other income tax effects from tax reform	-	-	-	2	-	2
Other comprehensive (loss)	-	-	-	-	(3,251)	(3,251)
Cash dividends declared, $0.81 per share	-	-	-	(7,284)	-	(7,284)
Balance, September 30, 2023	8,992,167	$17,984	$14,253	$180,724	$(66,321)	$146,640

Balance, December 31, 2023	8,992,167	$17,984	$14,253	$180,438	$(46,887)	$165,788
Net income	-	-	-	6,705	-	6,705
Other income tax effects from tax reform	-	-	-	16	-	16
Other comprehensive income	-	-	-	-	17,539	17,539
Cash dividends declared, $0.74 per share	-	-	-	(6,654)	-	(6,654)
Balance, September 30, 2024	8,992,167	$17,984	$14,253	$180,505	$(29,348)	$183,394

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Nine Months Ended September 30, 2024 and 2023

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,705	$8,678
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense for loans	792	80
Credit loss benefit for off-balance sheet credit exposures	(70)	(46)
Amortization of securities available-for-sale and loans, net	703	1,189
Amortization of intangible assets	259	388
Depreciation	997	918
Provision for deferred income taxes	(125)	127
Securities (gains) losses, net	165	(35)
Increase in cash value of bank-owned life insurance	(62)	(57)
Gain on sales of loans held for sale	(361)	(254)
Proceeds from loans held for sale	17,471	13,463
Originations of loans held for sale	(17,324)	(13,483)
Amortization of investment in New Markets Tax Credit projects	523	575
Gain on other real estate owned, net	(11)	-
Change in assets and liabilities:
(Increase) in accrued income receivable	(2,308)	(2,519)
Decrease (increase) in other assets	1,384	(28)
Increase (decrease) in accrued interest payable	(1,665)	2,895
Increase in accrued expenses and other liabilities	1,286	923
Net cash provided by operating activities	8,359	12,814

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	2,737	4,780
Purchase of securities available-for-sale	(11,629)	(3,779)
Proceeds from sale of securities available-for-sale	2,049	2,069
Proceeds from maturities and calls of securities available-for-sale	79,426	45,616
Purchase of FHLB stock	(8,867)	(14,941)
Proceeds from the redemption of FHLB and FRB stock	6,767	15,554
Net (increase) in loans	(18,706)	(6,617)
Net proceeds from the sale of other real estate owned	82	-
Purchase of premises and equipment	(231)	(3,844)
Net cash provided by investing activities	51,628	38,838

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in deposits	(10,110)	(69,276)
Increase (decrease) in securities sold under agreements to repurchase	(11,238)	20,265
Payments on other borrowings	(144,987)	(88,758)
Proceeds from other borrowings	129,000	191,000
Net (payments on) FHLB short-term borrowings	(11,500)	(35,420)
Dividends paid	(7,284)	(7,284)
Net cash provided by (used in) financing activities	(56,119)	10,527

Net increase in cash and cash equivalents	3,868	62,179

CASH AND CASH EQUIVALENTS
Beginning	55,101	27,884
Ending	$58,969	$90,063

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)

(in thousands)

Nine Months Ended September 30, 2024 and 2023

	2024	2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$30,168	$17,890
Income taxes	246	1,485

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$71	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared, not paid	$1,798	$2,428

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2023 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of September 30, 2024.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to improve disclosures about a public business entity's expenses and provide more detailed information regarding types of expenses in commonly presented expense captions. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

2.	Dividends

On August 14, 2024, the Company declared a cash dividend on its common stock, payable on November 15, 2024 to stockholders of record as of November 1, 2024, equal to $0.20 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three and nine months ended September 30, 2024 and 2023 was 8,992,167. The Company had no potentially dilutive securities outstanding during the periods presented.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of  September 30, 2024 and  December 31, 2023 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2024
Assets
Securities available-for-sale
U.S. government treasuries	$178,783	$178,783	$-	$-
U.S. government agencies	93,751	-	93,751	-
U.S. government mortgage-backed securities	93,906	-	93,906	-
State and political subdivisions	256,382	-	256,382	-
Corporate bonds	65,773	-	65,773	-
Loans receivable	8,252	-	8,252	-
Derivative financial instruments	1,097	-	1,097	-

Liabilities
Derivative financial instruments	$878	$-	$878	$-

2023
Assets
Securities available-for-sale
U.S. government treasuries	$200,088	$200,088	$-	$-
U.S. government agencies	92,615	-	92,615	-
U.S. government mortgage-backed securities	101,864	-	101,864	-
State and political subdivisions	269,891	-	269,891	-
Corporate bonds	71,931	-	71,931	-
Loans receivable	8,327	-	8,327	-
Derivative financial instruments	1,225	-	1,225	-

Liabilities
Derivative financial instruments	$745	$-	$745	$-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of September 30, 2024 and  December 31, 2023 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2024

Collateral dependent loans	$404	$-	$-	$404

2023

Collateral dependent loans	$105	$-	$-	$105

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2024 and  December 31, 2023 are as follows (in thousands):

	2024
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$404	Fair value of collateral	Valuation adjustments	0% - 25%

	2023
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$105	Fair value of collateral	Valuation adjustments	0% - 15%

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of September 30, 2024 and  December 31, 2023 (in thousands):

		2024		2023
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$58,969	$58,969	$55,101	$55,101
Interest-bearing time deposits	Level 1	6,167	5,924	8,904	8,444
Securities available-for-sale	See previous table	688,595	688,595	736,389	736,389
FHLB and FRB stock	Level 2	5,186	5,186	3,086	3,086
Loans receivable, net	Level 3	1,295,773	1,257,876	1,277,812	1,224,446
Loans held for sale	Level 2	338	338	124	124
Accrued income receivable	Level 1	15,261	15,261	12,953	12,953
Derivative financial instruments	Level 2	1,097	1,097	1,225	1,225
Financial liabilities:
Deposits	Level 2	$1,801,721	$1,804,339	$1,811,831	$1,812,718
Securities sold under agreements to repurchase	Level 1	42,756	42,756	53,994	53,994
Other borrowings	Level 2	83,101	83,177	110,588	110,376
Accrued interest payable	Level 1	3,045	3,045	4,710	4,710
Derivative financial instruments	Level 2	878	878	745	745

The methodologies used to determine fair value as of  September 30, 2024 did not change from the methodologies described in the December 31, 2023 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of September 30, 2024 and  December 31, 2023 are summarized below (in thousands):

2024:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$186,405	$218	$(7,840)	$178,783
U.S. government agencies	97,673	142	(4,064)	93,751
U.S. government mortgage-backed securities	104,041	7	(10,142)	93,906
State and political subdivisions	270,717	135	(14,470)	256,382
Corporate bonds	69,035	57	(3,319)	65,773
	$727,871	$559	$(39,835)	$688,595

2023:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$213,646	$29	$(13,587)	$200,088
U.S. government agencies	99,455	2	(6,842)	92,615
U.S. government mortgage-backed securities	115,988	-	(14,124)	101,864
State and political subdivisions	292,475	93	(22,677)	269,891
Corporate bonds	77,139	11	(5,219)	71,931
	$798,703	$135	$(62,449)	$736,389

The amortized cost and fair value of debt securities available-for-sale as of September 30, 2024, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$106,029	$104,557
Due after one year through five years	380,712	364,244
Due after five years through ten years	128,989	118,358
Due after ten years	8,100	7,530
	$623,830	$594,689
U.S. government mortgage-backed securities	104,041	93,906
Total	$727,871	$688,595

The Company's investment portfolio had an expected duration of 3.16 years as of September 30, 2024.

Securities with a carrying value of $296.4 million and $374.4 million at September 30, 2024 and  December 31, 2023, respectively, were pledged on public deposits, securities sold under agreements to repurchase, other borrowings and for other purposes as required or permitted by law.

The proceeds and gains on securities available-for-sale for the three and nine months ended September 30, 2024 and 2023 are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Proceeds from sales of securities available-for-sale	$-	$716	$2,049	$2,069
Gross realized gains on securities available-for-sale	-	62	-	73
Gross realized losses on securities available-for-sale	-	(34)	(165)	(38)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2024 and  December 31, 2023 are summarized as follows (in thousands):

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2024:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	-	$170,184	$(7,840)	102	$170,184	$(7,840)
U.S. government agencies	-	-	-	85,317	(4,064)	73	85,317	(4,064)
U.S. government mortgage-backed securities	-	-	-	93,339	(10,142)	154	93,339	(10,142)
State and political subdivisions	2,810	(14)	8	236,197	(14,456)	447	239,007	(14,470)
Corporate bonds	-	-	-	61,554	(3,319)	78	61,554	(3,319)
	$2,810	$(14)	8	$646,591	$(39,821)	854	$649,401	$(39,835)

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2023:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$-	$-	-	$196,432	$(13,587)	121	$196,432	$(13,587)
U.S. government agencies	1,986	(11)	2	90,137	(6,831)	78	92,123	(6,842)
U.S. government mortgage-backed securities	467	(12)	4	101,265	(14,112)	155	101,732	(14,124)
State and political subdivisions	9,054	(73)	18	251,286	(22,604)	474	260,340	(22,677)
Corporate bonds	3,117	(108)	4	67,816	(5,111)	84	70,933	(5,219)
	$14,624	$(204)	28	$706,936	$(62,245)	912	$721,560	$(62,449)

Gross unrealized losses on debt securities totaled $39.8 million as of September 30, 2024. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. As of September 30, 2024 and  December 31, 2023, the Company determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Accrued interest receivable on AFS debt securities totaled $3.6 million and $3.5 million as of September 30, 2024 and  December 31, 2023, respectively, and is excluded from the estimate of credit losses.

7.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of September 30, 2024 and  December 31, 2023 is as follows (in thousands):

	2024	2023

Real estate - construction	$65,812	$63,050
Real estate - 1 to 4 family residential	297,331	289,404
Real estate - multi-family	201,888	195,536
Real estate - commercial	355,073	359,266
Real estate - agricultural	157,914	161,517
Commercial	93,534	89,729
Agricultural	124,207	119,136
Consumer and other	17,114	16,540
	1,312,873	1,294,178
Unallocated portfolio layer basis adjustments[1]	462	410
Less allowance for credit losses	(17,562)	(16,776)
Loans receivable, net	$1,295,773	$1,277,812

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses (ACL) and other basis adjustments. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Accrued interest receivable on loans held for investment totaled $11.6 million and $9.4 million as of September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Allowance for Credit Losses for Loans. The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. Expected credit loss inherent in non-cancelable off-balance-sheet (“OBS”) credit exposures is accounted for as a separate liability on the balance sheet. The Company's allowance for credit losses for OBS credit exposures was $1.0 million and $1.1 million as of September 30, 2024 and  December 31, 2023, respectively. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

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

Construction loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption, vacancy and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates may prove to be inaccurate primarily due to unforeseen circumstances beyond the control of the borrower or lender. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. The Company may require guarantees on these loans. The Company’s construction loans are secured primarily by properties located in its primary market area. National unemployment rate was a key economic forecast used in estimating expected credit losses for this segment as of December 31, 2023. National unemployment rate and national real gross domestic product (GDP) are key economic forecasts used in estimating expected credit losses for this segment as of September 30, 2024.

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

Multi-family, commercial and agricultural real estate loans are subject to underwriting standards and processes similar to commercial and agricultural operating loans, in addition to those unique to real estate loans. These loans are viewed primarily as cash flow loans and, secondarily, as loans secured by real estate. Multi-family, commercial and agricultural real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Loan-to-value generally does not exceed 80% of the cost or value of the assets. Loans are typically subject to interest rate adjustments between five and seven years from origination. Fully amortized monthly repayment terms normally do not exceed twenty-five years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Appraisals on properties securing these loans are generally performed by fee appraisers approved by the Board of Directors. Because payments on multi-family, commercial and agricultural real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Management monitors and evaluates commercial and agricultural real estate loans based on collateral and risk rating criteria. The Company may require guarantees on these loans. The Company’s multi-family, commercial and agricultural real estate loans are secured primarily by properties located in its primary market areas. The national unemployment rate and the national real GDP were key economic forecasts used in estimating expected credit losses for the multi-family and commercial real estate segments as of December 31, 2023. The national unemployment rate is a key economic forecast used in estimate credit losses for the multi-family and commercial real estate segments as of September 30, 2024. The national real GDP was a key economic forecast used in estimating expected credit losses for the agricultural real estate segment as of December 31, 2023. The national unemployment rate and national real GDP are key economic forecasts used in estimating expected credit losses for the agricultural real estate segment as of September 30, 2024.

Commercial and agricultural operating loans are underwritten based on the Company’s examination of current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. This underwriting includes the evaluation of cash flows of the borrower, underlying collateral, if applicable, and the borrower’s ability to manage its business activities. The cash flows of borrowers and the collateral securing these loans may fluctuate in value after the initial evaluation. A first priority lien on the general assets of the business normally secures these types of loans. Loan-to-value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Crop and hail insurance is required for most agricultural borrowers. Loans are generally guaranteed by the principal(s). The Company’s commercial and agricultural operating lending is primarily in its primary market area. The national unemployment rate and the national real GDP were key economic forecasts used in estimating expected credit losses for the commercial operating segment as of December 31, 2023. The national unemployment rate is a key economic forecast used in estimating expected credit losses for the commercial operating segment as of September 30, 2024. The national real GDP was a key economic forecast used in estimating expected credit losses for the agricultural operating segment as of December 31, 2023. The national unemployment rate and national real GDP are key economic forecasts used in estimating expected credit losses for the agricultural operating segment as of September 30, 2024.

Consumer and other loans utilize credit reports to supplement the underwriting process. The underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. To monitor and manage loan risk, policies and procedures are developed and modified, as needed by management. This activity, coupled with smaller loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, market conditions are reviewed by management on a regular basis. The Iowa real GDP and Iowa retail trade earnings were key economic forecasts used in estimating expected credit losses for this segment as of December 31, 2023. The national unemployment rate is a key economic forecast used in estimating expected credit losses for this segment as of September 30, 2024.

Activity in the allowance for credit losses, on a disaggregated basis, for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30, 2024
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, June 30, 2024	$413	$3,349	$2,584	$5,530	$1,226	$1,912	$1,710	$479	$17,203
Credit loss expense (benefit) [1]	151	400	(373)	(521)	333	413	5	(39)	369
Recoveries of loans charged-off	-	1	-	-	-	2	-	-	3
Loans charged-off	-	-	-	-	-	(4)	-	(9)	(13)
Balance, September 30, 2024	$564	$3,750	$2,211	$5,009	$1,559	$2,323	$1,715	$431	$17,562

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $2 thousand related to off-balance sheet credit exposures.

	Nine Months Ended September 30, 2024
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2023	$408	$3,333	$2,542	$5,236	$1,238	$1,955	$1,607	$457	$16,776
Credit loss expense (benefit) [1]	156	414	(331)	(227)	321	371	108	(20)	792
Recoveries of loans charged-off	-	3	-	-	-	4	-	3	10
Loans charged-off	-	-	-	-	-	(7)	-	(9)	(16)
Balance, September 30, 2024	$564	$3,750	$2,211	$5,009	$1,559	$2,323	$1,715	$431	$17,562

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $70 thousand related to off-balance sheet credit exposures.

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

Collateral Dependent Loans. The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
September 30, 2024	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$62	$-	$-	$62	$-
Real estate - 1 to 4 family residential	500	-	-	500	40
Real estate - multi-family	2,020	-	-	2,020	-
Real estate - commercial	11,360	-	-	11,360	-
Real estate - agricultural	1,087	-	-	1,087	-
Commercial	108	763	934	1,805	559
Agricultural	218	9	396	623	36
Consumer and other	-	-	5	5	-

	$15,355	$772	$1,335	$17,462	$635

	Primary Type of Collateral
December 31, 2023	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$66	$-	$-	$66	$-
Real estate - 1 to 4 family residential	678	-	-	678	10
Real estate - multi-family	2,034	-	-	2,034	-
Real estate - commercial	8,993	-	-	8,993	-
Real estate - agricultural	449	-	-	449	-
Commercial	118	-	101	219	96
Agricultural	239	669	402	1,310	-
Consumer and other	-	-	-	-	-

	$12,577	$669	$503	$13,749	$106

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans on nonaccrual status with no allowance for credit losses recorded by loan segment (in thousands):

	Total Nonaccrual		Nonaccrual with no ACL
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023

Real estate - construction	$62	$66	$62	$66
Real estate - 1 to 4 family residential	500	678	431	563
Real estate - multi-family	2,020	2,034	2,020	2,034
Real estate - commercial	11,343	8,976	11,343	8,976
Real estate - agricultural	1,087	449	1,087	449
Commercial	1,842	268	908	172
Agricultural	634	1,310	598	1,310
Consumer and other	14	13	5	-

	$17,502	$13,794	$16,454	$13,570

The interest foregone on nonaccrual loans for the three months ended  September 30, 2024 and 2023 was approximately $354 thousand and $224 thousand, respectively.  The interest foregone on nonaccrual loans for the nine months ended  September 30, 2024 and 2023 was approximately $810 thousand and $569 thousand, respectively.

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

The Company made no loan modifications and three loan modifications to borrowers experiencing financial difficulty for the nine months ended September 30, 2024 and 2023, respectively.

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

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the nine months ended September 30, 2023:

Term Extension
Loan Type	Financial Effect

Agricultural	Added a weighted-average 7.7 years to the life of loans, which reduced monthly payment amounts for the borrowers

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company had no net charge-offs for the three and nine months ended  September 30, 2024 and 2023 related to loan modifications to borrowers experiencing financial difficulties.

There were two loan modifications with an amortized cost basis of $42 thousand that had a payment default and were modified in the twelve months before default as of September 30, 2024. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

Aging Analysis. An aging analysis of the recorded investments in loans, on a disaggregated basis, as of September 30, 2024 and  December 31, 2023, is as follows (in thousands):

2024		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$63	$63	$65,749	$65,812	$-
Real estate - 1 to 4 family residential	1,803	69	1,872	295,459	297,331	-
Real estate - multi-family	-	1,232	1,232	200,656	201,888	-
Real estate - commercial	1,322	2,872	4,194	350,879	355,073	-
Real estate - agricultural	40	658	698	157,216	157,914	-
Commercial	1,107	440	1,547	91,987	93,534	-
Agricultural	103	56	159	124,048	124,207	-
Consumer and other	9	5	14	17,100	17,114	-

	$4,384	$5,395	$9,779	$1,303,094	$1,312,873	$-

2023		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$359	$66	$425	$62,625	$63,050	$-
Real estate - 1 to 4 family residential	1,020	302	1,322	288,082	289,404	3
Real estate - multi-family	-	983	983	194,553	195,536	-
Real estate - commercial	119	106	225	359,041	359,266	106
Real estate - agricultural	-	-	-	161,517	161,517	-
Commercial	559	98	657	89,072	89,729	-
Agricultural	169	529	698	118,438	119,136	-
Consumer and other	16	-	16	16,524	16,540	-

	$2,242	$2,084	$4,326	$1,289,852	$1,294,178	$109

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

The following tables show the risk category of loans by loan segment and year of origination as of September 30, 2024 and  December 31, 2023 (in thousands):

September 30, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real estate - construction
Pass	$24,540	$26,115	$12,647	$234	$11	$200	$1,261	$65,008
Watch	-	742	-	-	-	-	-	742
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	62	-	-	-	-	-	-	62
Total	$24,602	$26,857	$12,647	$234	$11	$200	$1,261	$65,812

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$36,288	$45,667	$60,482	$54,509	$43,266	$20,461	$20,241	$280,914
Watch	745	1,223	-	9,962	756	314	96	13,096
Special Mention	-	-	640	-	292	-	-	932
Substandard	-	442	-	1,310	46	91	-	1,889
Substandard-Impaired	373	-	-	69	-	58	-	500
Total	$37,406	$47,332	$61,122	$65,850	$44,360	$20,924	$20,337	$297,331

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$12,386	$19,421	$50,701	$32,524	$37,426	$12,783	$5,700	$170,941
Watch	6,568	-	-	20,135	-	-	-	26,703
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	2,225	-	-	2,225
Substandard-Impaired	787	983	-	-	-	249	-	2,019
Total	$19,741	$20,404	$50,701	$52,659	$39,651	$13,032	$5,700	$201,888

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$26,710	$29,687	$74,840	$51,977	$66,679	$30,193	$4,689	$284,775
Watch	3,106	8,149	14,286	5,622	5,351	630	917	38,061
Special Mention	-	-	-	-	2,921	-	-	2,921
Substandard	-	835	-	16,119	-	1,018	-	17,972
Substandard-Impaired	-	7,944	2,518	-	527	355	-	11,344
Total	$29,816	$46,615	$91,644	$73,718	$75,478	$32,196	$5,606	$355,073

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$16,168	$17,718	$28,422	$30,027	$22,734	$23,396	$2,355	$140,820
Watch	343	4,204	375	1,551	2,482	3,554	-	12,509
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,414	2,276	-	92	-	-	-	3,782
Substandard-Impaired	-	-	-	803	-	-	-	803
Total	$17,925	$24,198	$28,797	$32,473	$25,216	$26,950	$2,355	$157,914

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

September 30, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$13,542	$11,659	$11,093	$8,225	$1,611	$3,331	$30,061	$79,522
Watch	746	6,961	233	14	272	157	2,560	10,943
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,199	-	28	-	-	-	-	1,227
Substandard-Impaired	387	47	-	1	500	67	840	1,842
Total	$15,874	$18,667	$11,354	$8,240	$2,383	$3,555	$33,461	$93,534

Current-period gross charge-offs	$-	$-	$-	$-	$-	$7	$-	$7

Agricultural
Pass	$9,520	$6,967	$5,657	$4,129	$1,783	$733	$78,923	$107,712
Watch	2,080	567	348	322	363	186	11,079	14,945
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,159	23	-	-	37	-	-	1,219
Substandard-Impaired	-	89	-	222	-	-	20	331
Total	$12,759	$7,646	$6,005	$4,673	$2,183	$919	$90,022	$124,207

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$4,915	$4,857	$2,667	$2,090	$1,711	$779	$69	$17,088
Watch	14	-	-	-	-	-	-	14
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	1	2	-	9	-	-	12
Total	$4,929	$4,858	$2,669	$2,090	$1,720	$779	$69	$17,114

Current-period gross charge-offs	$6	$-	$-	$-	$-	$3	$-	$9

Total loans
Pass	$144,069	$162,091	$246,509	$183,715	$175,221	$91,876	$143,299	$1,146,780
Watch	13,602	21,846	15,242	37,606	9,224	4,841	14,652	117,013
Special Mention	-	-	640	-	3,213	-	-	3,853
Substandard	3,772	3,576	28	17,521	2,308	1,109	-	28,314
Substandard-Impaired	1,609	9,064	2,520	1,095	1,036	729	860	16,913
Total	$163,052	$196,577	$264,939	$239,937	$191,002	$98,555	$158,811	$1,312,873

Current-period gross charge-offs	$6	$-	$-	$-	$-	$10	$-	$16

December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real estate - construction
Pass	$45,404	$14,501	$746	$11	$-	$325	$1,917	$62,904
Watch	80	-	-	-	-	-	-	80
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	66	-	-	-	-	-	66
Total	$45,484	$14,567	$746	$11	$-	$325	$1,917	$63,050

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$55,051	$66,190	$59,250	$47,865	$8,607	$17,154	$18,649	$272,766
Watch	1,608	298	10,483	1,226	-	358	27	14,000
Special Mention	-	-	-	-	-	-	-	-
Substandard	448	18	1,350	47	33	64	-	1,960
Substandard-Impaired	115	-	140	-	199	144	80	678
Total	$57,222	$66,506	$71,223	$49,138	$8,839	$17,720	$18,756	$289,404

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$18,436	$51,928	$47,161	$40,201	$13,542	$694	$5,020	$176,982
Watch	4,603	1,427	8,192	-	-	-	-	14,222
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	2,298	-	-	-	2,298
Substandard-Impaired	983	-	-	-	1,051	-	-	2,034
Total	$24,022	$53,355	$55,353	$42,499	$14,593	$694	$5,020	$195,536

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$35,133	$81,342	$51,598	$66,467	$20,006	$13,122	$2,929	$270,597
Watch	8,379	13,580	14,669	14,607	78	583	2,988	54,884
Special Mention	-	2,531	11,853	3,006	1,043	-	-	18,433
Substandard	897	-	4,822	551	-	106	-	6,376
Substandard-Impaired	8,517	-	99	-	360	-	-	8,976
Total	$52,926	$97,453	$83,041	$84,631	$21,487	$13,811	$5,917	$359,266

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$22,469	$30,738	$32,893	$27,733	$6,039	$22,850	$2,073	$144,795
Watch	4,163	379	2,263	1,760	333	3,601	-	12,499
Special Mention	-	-	-	-	-	-	-	-
Substandard	2,302	1,439	114	-	-	214	-	4,069
Substandard-Impaired	-	-	154	-	-	-	-	154
Total	$28,934	$32,556	$35,424	$29,493	$6,372	$26,665	$2,073	$161,517

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$23,904	$12,645	$10,378	$2,087	$2,434	$1,578	$29,752	$82,778
Watch	860	295	119	423	93	137	1,996	3,923
Special Mention	-	-	-	-	-	-	-	-
Substandard	600	256	-	421	-	-	1,484	2,761
Substandard-Impaired	94	-	5	96	-	72	-	267
Total	$25,458	$13,196	$10,502	$3,027	$2,527	$1,787	$33,232	$89,729

Current-period gross charge-offs	$-	$-	$-	$33	$-	$4	$-	$37

Agricultural
Pass	$14,614	$8,395	$5,459	$2,858	$400	$608	$77,448	$109,782
Watch	1,107	340	288	18	18	194	5,419	7,384
Special Mention	-	-	-	-	-	-	-	-
Substandard	866	14	25	58	-	-	-	963
Substandard-Impaired	95	140	383	-	-	-	389	1,007
Total	$16,682	$8,889	$6,155	$2,934	$418	$802	$83,256	$119,136

Current-period gross charge-offs	$39	$74	$90	$-	$-	$-	$-	$203

Consumer and other
Pass	$6,801	$3,719	$2,701	$2,071	$352	$731	$15	$16,390
Watch	127	-	-	-	-	-	-	127
Special Mention	-	-	-	-	-	-	-	-
Substandard	10	-	-	-	-	-	-	10
Substandard-Impaired	-	-	-	13	-	-	-	13
Total	$6,938	$3,719	$2,701	$2,084	$352	$731	$15	$16,540

Current-period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$5

Total loans
Pass	$221,812	$269,458	$210,186	$189,293	$51,380	$57,062	$137,803	$1,136,994
Watch	20,927	16,319	36,014	18,034	522	4,873	10,430	107,119
Special Mention	-	2,531	11,853	3,006	1,043	-	-	18,433
Substandard	5,123	1,727	6,311	3,375	33	384	1,484	18,437
Substandard-Impaired	9,804	206	781	109	1,610	216	469	13,195
Total	$257,666	$290,241	$265,145	$213,817	$54,588	$62,535	$150,186	$1,294,178

Current-period gross charge-offs	$39	$74	$90	$33	$-	$9	$-	$245

8.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at September 30, 2024 and  December 31, 2023 (in thousands):

	2024		2023
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$5,241	$6,411	$4,982
Customer list	-	-	535	535

Total	$6,411	$5,241	$6,946	$5,517

The weighted average remaining life of the intangible assets is approximately 2.5 years as of September 30, 2024 and  December 31, 2023.

The following sets forth the activity related to the intangible assets for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Beginning intangible assets, net	$1,256	$1,673	$1,429	$1,931
Amortization	(86)	(130)	(259)	(388)

Ending intangible assets, net	$1,170	$1,543	$1,170	$1,543

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2024	$78
2025	301
2026	268
2027	240
2028	190
2029	93

Total	$1,170

9.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of September 30, 2024 and  December 31, 2023 (in thousands):

	2024	2023
Securities sold under agreements to repurchase:
U.S. government treasuries	$22,489	$22,877
U.S. government agencies	46,027	44,960
U.S. government mortgage-backed securities	7,052	7,369

Total pledged collateral	$75,568	$75,206

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

10.	Borrowings

On April 25, 2024, the Company entered into a promissory note and line of credit agreement with an unaffiliated bank, providing for a two-year five million dollar line of credit facility.  The Company has secured its obligations under the Credit Agreement by pledging to the Lender all outstanding shares of common stock of its subsidiary bank, Reliance State Bank. The Company had no outstanding borrowings on the line of credit as of September 30, 2024. The Company did not comply with one covenant requiring the modified Texas Ratio not exceed 20% at the end of each calendar quarter. The modified Texas Ratio is defined as substandard, substandard-impaired loans and other real estate owned, divided by the sum of Tier 1 capital plus the Allowance for Credit Losses – Loans. The modified Texas Ratio was 20.73% as of September 30, 2024. The lender waived the noncompliance as of September 30, 2024.

The Federal Reserve Board created the Bank Term Funding Program (BTFP) in 2023, offering loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral.  The BTFP allows for borrowing from the Federal Reserve Bank up to the par value of the pledged collateral.  As of September 30, 2024, the Company had $7.6 million borrowed under the BTFP with a weighted average interest rate of 4.76%.  As of December 31, 2023, the Company had $83.1 million borrowed under the BTFP with a weighted average interest rate of 4.41%.

FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $201.0 million and $280.9 million at  September 30, 2024 and December 31, 2023, respectively.  As of September 30, 2024, the Company had $72.5 million of FHLB advances with a weighted average interest rate of 5.06%. As of December 31, 2023, the Company had $24 million of FHLB advances with a weighted average interest rate of 5.51%.

On August 15, 2023, the Company borrowed $400 thousand on a credit agreement with a commercial bank. Principal and interest is payable quarterly over 15 years and the agreement matures in June 2038. The interest rate is fixed at 6.5% for five years and variable beginning September 15, 2028. The outstanding balance was $376 thousand and $388 thousand as of September 30, 2024 and December 31, 2023, respectively. The note is secured by property in Ames, Iowa.

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. The borrowings were used for general corporate purposes. Interest under the note is payable quarterly over four years. Required quarterly principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35% and the outstanding balance was $2.65 million and $3.1 million as of  September 30, 2024 and December 31, 2023, respectively. The note is secured by property in West Des Moines, Iowa.

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

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at September 30, 2024, and  December 31, 2023 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2024
Interest rate swaps	$8,633	$680	Other assets
Interest rate swaps	25,000	(461)	Other liabilities
December 31, 2023
Interest rate swaps	$8,930	$891	Other assets
Interest rate swaps	25,000	(411)	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship at September 30, 2024, and  December 31, 2023 (in thousands):

			Cumulative Amount of Fair Value
	Location in the consolidated	Carrying Amount of	Hedging Adjustment Included in
	balance sheet	the Hedged Assets	Carrying Amount of Hedged Assets
September 30, 2024
Interest rate swaps	Loans receivable, net	$54,700	$(219)
December 31, 2023
Interest rate swaps	Loans receivable, net	$58,588	$(481)

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three and nine months ended September 30, 2024, and September 30, 2023, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at September 30, 2024, and  December 31, 2023 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
September 30, 2024
Customer interest rate swaps	$12,310	$417	Other assets	7.11%	5.81%
Customer interest rate swaps	12,310	(417)	Other liabilities	5.81%	7.11%
December 31, 2023
Customer interest rate swaps	$11,353	$334	Other assets	7.36%	5.62%
Customer interest rate swaps	11,353	(334)	Other liabilities	5.62%	7.36%

The Company was required to pledge $1.4 million and $1.6 million of securities as collateral for these derivative financial instruments at September 30, 2024, and December 31, 2023, respectively. The Company's counterparties were not required to pledge collateral at September 30, 2024 and  December 31, 2023.

12.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since  December 31, 2023 is due primarily to the decrease in unrealized losses on investment securities.

13.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of September 30, 2024.

The Company and the Banks’ capital amounts and ratios as of September 30, 2024 and  December 31, 2023 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2024
Total capital (to risk-weighted assets):
Consolidated	$219,188	14.2%	$162,579	10.50%	N/A	N/A
Boone Bank & Trust	16,332	13.0	13,174	10.50	12,547	10.0%
First National Bank	112,001	14.2	82,712	10.50	78,774	10.0
Iowa State Savings Bank	27,061	15.7	18,155	10.50	17,290	10.0
Reliance State Bank	28,874	12.3	24,589	10.50	23,419	10.0
State Bank & Trust	22,183	15.5	14,984	10.50	14,271	10.0
United Bank & Trust	13,155	15.7	8,820	10.50	8,400	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$200,610	13.0%	$131,611	8.50%	N/A	N/A
Boone Bank & Trust	15,283	12.2	10,665	8.50	10,038	8.0%
First National Bank	102,863	13.1	66,958	8.50	63,019	8.0
Iowa State Savings Bank	24,899	14.4	14,697	8.50	13,832	8.0
Reliance State Bank	25,946	11.1	19,906	8.50	18,735	8.0
State Bank & Trust	20,394	14.3	12,130	8.50	11,417	8.0
United Bank & Trust	12,105	14.4	7,140	8.50	6,720	8.0

Tier 1 capital (to average-assets):
Consolidated	$200,610	9.3%	$86,434	4.00%	N/A	N/A
Boone Bank & Trust	15,283	9.2	6,637	4.00	8,296	5.0%
First National Bank	102,863	9.3	44,333	4.00	55,416	5.0
Iowa State Savings Bank	24,899	9.8	10,162	4.00	12,702	5.0
Reliance State Bank	25,946	8.7	11,987	4.00	14,984	5.0
State Bank & Trust	20,394	9.9	8,203	4.00	10,254	5.0
United Bank & Trust	12,105	9.9	4,903	4.00	6,129	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$200,610	13.0%	$108,386	7.00%	N/A	N/A
Boone Bank & Trust	15,283	12.2	8,783	7.00	8,156	6.5%
First National Bank	102,863	13.1	55,142	7.00	51,203	6.5
Iowa State Savings Bank	24,899	14.4	12,103	7.00	11,239	6.5
Reliance State Bank	25,946	11.1	16,393	7.00	15,222	6.5
State Bank & Trust	20,394	14.3	9,990	7.00	9,276	6.5
United Bank & Trust	12,105	14.4	5,880	7.00	5,460	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2023
Total capital (to risk-weighted assets):
Consolidated	$218,049	14.0%	$164,005	10.50%	N/A	N/A
Boone Bank & Trust	16,232	13.6	12,510	10.50	11,914	10.0%
First National Bank	112,057	13.9	84,863	10.50	80,822	10.0
Iowa State Savings Bank	26,691	15.7	17,854	10.50	17,004	10.0
Reliance State Bank	28,755	11.9	25,293	10.50	24,089	10.0
State Bank & Trust	22,283	16.0	14,597	10.50	13,902	10.0
United Bank & Trust	12,989	16.1	8,486	10.50	8,082	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$200,187	12.8%	$132,766	8.50%	N/A	N/A
Boone Bank & Trust	15,309	12.8	10,127	8.50	9,532	8.0%
First National Bank	102,634	12.7	68,699	8.50	64,658	8.0
Iowa State Savings Bank	24,619	14.5	14,453	8.50	13,603	8.0
Reliance State Bank	25,937	10.8	20,476	8.50	19,271	8.0
State Bank & Trust	20,676	14.9	11,817	8.50	11,122	8.0
United Bank & Trust	11,979	14.8	6,870	8.50	6,466	8.0

Tier 1 capital (to average-assets):
Consolidated	$200,187	9.0%	$88,992	4.00%	N/A	N/A
Boone Bank & Trust	15,309	9.6	6,393	4.00	7,991	5.0%
First National Bank	102,634	8.8	46,878	4.00	58,597	5.0
Iowa State Savings Bank	24,619	9.6	10,234	4.00	12,792	5.0
Reliance State Bank	25,937	8.3	12,464	4.00	15,580	5.0
State Bank & Trust	20,676	9.6	8,573	4.00	10,717	5.0
United Bank & Trust	11,979	9.5	5,039	4.00	6,299	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$200,187	12.8%	$109,337	7.00%	N/A	N/A
Boone Bank & Trust	15,309	12.8	8,340	7.00	7,744	6.5%
First National Bank	102,634	12.7	56,576	7.00	52,534	6.5
Iowa State Savings Bank	24,619	14.5	11,903	7.00	11,052	6.5
Reliance State Bank	25,937	10.8	16,862	7.00	15,658	6.5
State Bank & Trust	20,676	14.9	9,731	7.00	9,036	6.5
United Bank & Trust	11,979	14.8	5,657	7.00	5,253	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At September 30, 2024, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs twenty-three individuals to assist the Banks with its financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 240 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $2.2 million, or $0.25 per share, for the three months ended September 30, 2024, compared to net income of $2.9 million, or $0.33 per share, for the three months ended September 30, 2023. The decrease in earnings is primarily due to an increase in credit loss expense and consultant fees related to negotiating long-term vendor contracts. The increase in credit loss expense is primarily due to loan growth and a specific reserve placed on a commercial loan relationship. The consultant fees were paid as a percentage of the negotiated benefit to the Company. The consultant fees are recognized into expense during the contract negotiations while the benefits will be recognized throughout the related contractual agreements.

Net loan charge-offs for the three months ended September 30, 2024 totaled $10 thousand compared to net loan recoveries of $4 thousand for the three months ended September 30, 2023. A credit loss expense of $371 thousand was recognized for the three months ended September 30, 2024 as compared to a credit loss benefit of $274 thousand for the three months ended September 30, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$11,077	$10,689	$32,855	$33,660
Tax-equivalent adjustment (1)	128	146	405	464
Net interest income on an FTE basis (non-GAAP)	11,205	10,835	33,260	34,124
Average interest-earning assets	$2,030,102	$2,049,289	$2,052,438	$2,056,912
Net interest margin on an FTE basis (non-GAAP)	2.21%	2.11%	2.16%	2.21%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended September 30, 2024 and 2023

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended September 30, 2024 and 2023:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$89,633	$1,425	6.36%	$90,660	$1,336	5.89%
Agricultural	122,642	2,356	7.68%	94,504	1,676	7.09%
Real estate	1,073,945	12,750	4.75%	1,049,185	11,384	4.34%
Consumer and other	17,064	220	5.16%	16,192	189	4.67%

Total loans (including fees)	1,303,284	16,751	5.14%	1,250,541	14,585	4.67%

Investment securities
Taxable	596,141	2,985	2.00%	652,939	3,152	1.93%
Tax-exempt (2)	91,221	609	2.67%	103,427	695	2.69%
Total investment securities	687,362	3,594	2.09%	756,366	3,847	2.03%

Interest-bearing deposits with banks and federal funds sold	39,456	495	5.02%	42,382	476	4.49%

Total interest-earning assets	2,030,102	$20,840	4.11%	2,049,289	$18,908	3.69%

Noninterest-earning assets	72,650			81,230

TOTAL ASSETS	$2,102,752			$2,130,519

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,146,461	$4,982	1.74%	$1,175,939	$4,301	1.46%
Time deposits	312,034	3,296	4.23%	266,066	2,217	3.33%
Total deposits	1,458,495	8,278	2.27%	1,442,005	6,518	1.81%
Other borrowed funds	120,234	1,357	4.51%	155,249	1,555	4.01%

Total interest-bearing liabilities	1,578,729	9,635	2.44%	1,597,254	8,073	2.02%

Noninterest-bearing liabilities
Noninterest-bearing checking	337,604			367,139
Other liabilities	13,244			12,189

Stockholders' equity	173,175			153,937

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,102,752			$2,130,519

Net interest income (FTE)(3)		$11,205			$10,835
Net interest spread (FTE)			1.67%			1.67%
Net interest margin (FTE)(3)			2.21%			2.11%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended September 30, 2024 and 2023, the Company's net interest margin adjusted for tax exempt income was 2.21% and 2.11%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended September 30, 2024 totaled $11.1 million compared to $10.7 million for the three months ended September 30, 2023.

For the three months ended September 30, 2024, interest income increased $2.0 million, or 10.4%, when compared to the same period in 2023. The increase is primarily due to higher average rates and growth in the loan portfolio.

Interest expense increased $1.6 million, or 19.3%, for the three months ended September 30, 2024 when compared to the same period in 2023. The higher interest expense for the period is primarily due to customers shifting to higher rate deposit products.

Credit Loss Expense

A credit loss expense of $371 thousand was recognized for the three months ended September 30, 2024 as compared to a credit loss benefit of $274 thousand for the three months ended September 30, 2023. Net loan charge-offs for the three months ended September 30, 2024 totaled $10 thousand compared to net loan recoveries of $4 thousand for the three months ended September 30, 2023. The credit loss expense in 2024 was primarily due to an increase in specific reserves in the commercial loan portfolio.

Noninterest Income and Expense

Noninterest income for the three months ended September 30, 2024 totaled $2.41 million compared to $2.36 million for the three months ended September 30, 2023, an increase of 2.2%.

Noninterest expense for the three months ended September 30, 2024 totaled $10.5 million compared to $9.8 million recorded for the three months ended September 30, 2023, an increase of 7.2%. The increase is primarily due to increases in salaries and benefits and $449 thousand of consultant fees for certain contract negotiations included in professional fees in 2024. These types of consultant fees are infrequent as they normally relate to longer term contracts and no additional fees are anticipated for contracts for the remainder of the year.  The efficiency ratio was 77.87% for the third quarter of 2024 as compared to 75.12% in the third quarter of 2023.

Income Taxes

Income tax expense for the three months ended September 30, 2024 totaled $397 thousand compared to $597 thousand recorded for the three months ended September 30, 2023. The effective tax rate was 15% and 17% for the three months ended September 30, 2024 and 2023. The lower than expected tax rate in 2024 and 2023 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Income Statement Review for the Nine Months Ended September 30, 2024 and 2023

The following highlights a comparative discussion of the major components of net income and their impact for the nine months ended September 30, 2024 and 2023:

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
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$88,236	$4,132	6.24%	$84,654	$3,508	5.53%
Agricultural	118,875	6,734	7.55%	92,289	4,636	6.70%
Real estate	1,069,681	37,302	4.65%	1,044,394	32,978	4.21%
Consumer and other	16,676	625	5.00%	16,322	535	4.37%

Total loans (including fees)	1,293,468	48,793	5.03%	1,237,659	41,657	4.49%

Investment securities
Taxable	611,032	9,104	1.99%	664,661	9,556	1.92%
Tax-exempt (2)	96,314	1,929	2.67%	111,872	2,212	2.64%
Total investment securities	707,346	11,033	2.08%	776,533	11,768	2.02%

Interest-bearing deposits with banks and federal funds sold	51,624	1,937	5.00%	42,720	1,484	4.63%

Total interest-earning assets	2,052,438	$61,763	4.01%	2,056,912	$54,909	3.56%

Noninterest-earning assets	74,608			78,761

TOTAL ASSETS	$2,127,046			$2,135,673

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
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,169,167	$14,768	1.68%	$1,224,172	$12,043	1.31%
Time deposits	302,650	9,269	4.08%	248,775	5,171	2.77%
Total deposits	1,471,817	24,037	2.18%	1,472,947	17,214	1.56%
Other borrowed funds	135,331	4,466	4.40%	123,142	3,571	3.87%

Total interest-bearing liabilities	1,607,148	28,503	2.36%	1,596,089	20,785	1.74%

Noninterest-bearing liabilities
Noninterest-bearing checking	340,466			373,412
Other liabilities	12,919			11,187

Stockholders' equity	166,513			154,985

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,127,046			$2,135,673

Net interest income (FTE)(3)		$33,260			$34,124
Net interest spread (FTE)			1.65%			1.82%
Net interest margin (FTE)(3)			2.16%			2.21%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the nine months ended September 30, 2024 and 2023, the Company's net interest margin adjusted for tax exempt income was 2.16% and 2.21%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the nine months ended September 30, 2024 totaled $32.9 million compared to $33.7 million for the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, interest income increased $6.9 million, or 12.7%, when compared to the same period in 2023. The increase is primarily due to higher average rates and growth in the loan portfolio.

Interest expense increased $7.7 million, or 37.1%, for the nine months ended September 30, 2024 when compared to the same period in 2023. The higher interest expense for the period is primarily due to an increase in market interest rates, customers shifting to higher rate deposit products and an increase in other borrowings.

Credit Loss Expense

A credit loss expense of $722 thousand was recognized for the nine months ended September 30, 2024 as compared to a credit loss expense of $34 thousand for the nine months ended September 30, 2023. Net loan charge-offs totaled $6 thousand for the nine months ended September 30, 2024 compared to net loan charge-offs of $177 thousand for the nine months ended September 30, 2023. The credit loss expense in 2024 was primarily due to loan growth and an increase in specific reserves. The credit loss expense in 2023 was primarily due to charge-offs in the agriculture and commercial loan portfolios.

Noninterest Income and Expense

Noninterest income for the nine months ended September 30, 2024 totaled $7.2 million compared to $6.9 million for the nine months ended September 30, 2023, an increase of 4.0%. The increase is primarily due to an increase in wealth management income and partially offset by losses on the sale of securities in 2024.

Noninterest expense for the nine months ended September 30, 2024 totaled $31.4 million compared to $30.1 million recorded for the nine months ended September 30, 2023, an increase of 4.3%. The increase is primarily due to an increase in number of employees, normal increases in salaries and benefits and $799 thousand of consultant fees for certain contract negotiations included in professional fees. The efficiency ratio was 78.47% for the third quarter of 2024 as compared to 74.27% in the third quarter of 2023.

Income Taxes

Income tax expense for the nine months ended September 30, 2024 totaled $1.2 million compared to $1.7 million recorded for the nine months ended September 30, 2023. The effective tax rate was 15% and 17% for the nine months ended September 30, 2024 and 2023, respectively. The lower than expected tax rate in 2024 and 2023 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Balance Sheet Review

As of September 30, 2024, total assets were $2.1 billion, a $32.3 million decrease compared to December 31, 2023. This decrease in assets is primarily due to a decrease in securities available-for-sale and partially offset by an increase in loans.

Investment Portfolio

The investment portfolio totaled $688.6 million as of September 30, 2024, a decrease of $47.8 million from the December 31, 2023 balance of $736.4 million. The decrease in securities available-for-sale is primarily due to maturities in excess of purchases and partially offset by a decrease in unrealized losses.

On a quarterly basis, the investment portfolio is reviewed for credit losses. As of September 30, 2024, gross unrealized losses of $39.8 million, are due to the interest rate environment and are not considered credit-related. Certain bonds in the investment portfolio may incur credit losses and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not have an allowance for credit losses on these investments as of September 30, 2024.

At September 30, 2024, the Company’s investment securities portfolio included securities issued by 261 government municipalities and agencies located within 30 states with a fair value of $256.4 million. At December 31, 2023, the Company’s investment securities portfolio included securities issued by 272 government municipalities and agencies located within 30 states with a fair value of $269.9 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Omaha, Nebraska, sewer revenue bonds with a fair value of $5.4 million (approximately 2.1% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of September 30, 2024.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of September 30, 2024 and December 31, 2023 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2024		2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$51,606	$49,261	$59,721	$55,827
Texas	25,879	24,413	29,199	26,721
Nebraska	19,656	17,912	19,660	17,202
Washington	9,380	8,858	9,632	8,860
Oregon	9,183	8,860	9,885	9,299
Connecticut	8,699	8,367	8,700	8,183
Other (2024: 15 states; 2023: 15 states)	28,367	26,827	32,698	30,257

Total general obligation bonds	$152,770	$144,498	$169,495	$156,349

Revenue bonds:
Iowa	$44,931	$43,343	$48,645	$45,953
Texas	14,771	13,727	14,794	13,193
Nebraska	9,217	8,408	9,397	8,238
Other (2024: 24 states; 2023: 23 states)	49,028	46,406	50,144	46,158

Total revenue bonds	$117,947	$111,884	$122,980	$113,542

Total obligations of states and political subdivisions	$270,717	$256,382	$292,475	$269,891

As of September 30, 2024 and December 31, 2023, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 5 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2024		2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$27,678	$26,414	$29,409	$27,284
Water	19,783	18,763	20,394	18,968
College and universities, primarily dormitory revenues	16,766	15,686	16,944	15,340
Sewer	12,212	11,363	12,771	11,465
Leases	7,922	7,523	8,060	7,421
Other	33,586	32,135	35,402	33,064

Total revenue bonds by revenue source	$117,947	$111,884	$122,980	$113,542

Loan Portfolio

The loan portfolio, net of the allowance for credit losses, totaled $1.296 billion and $1.278 billion as of September 30, 2024 and December 31, 2023, respectively. The increase was primarily due to an increase in the 1 to 4 family residential real estate, multi-family real estate and agricultural operating loan portfolios.

Deposits

Deposits totaled $1.80 billion and $1.81 billion as of September 30, 2024 and December 31, 2023, respectively. The decrease is primarily due to lower balances in retail and commercial noninterest-bearing checking, savings and money market accounts as customers seek higher interest rates. A portion of the decrease in retail and commercial noninterest-bearing checking, savings and money market accounts was offset by an increase in time deposits and public funds. Securities sold under agreements to repurchase decreased to $42.8 million as of September 30, 2024 compared to $54.0 million as of December 31, 2023. Securities sold under agreements to repurchase and deposit balances fluctuate as customers’ liquidity needs vary and could be impacted by prevailing market interest rates, competition, and economic conditions. Approximately 15% of deposits are tied to external indexes as of September 30, 2024. Deposit interest expense related to these deposits can be more volatile than other deposit products in a changing interest rate environment.

Other Borrowings

Other borrowings decreased to $83.1 million as of September 30, 2024 compared to $110.6 million as of December 31, 2023. The Company has reduced borrowings throughout 2024 as investments have matured.

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

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which totaled $1.296 billion and $1.278 billion as of September 30, 2024 and December 31, 2023, respectively. Net loans comprise 61% of total assets as of September 30, 2024. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.33% at September 30, 2024, as compared to 1.08% at December 31, 2023. The Company’s level of problem loans as a percentage of total loans at September 30, 2024 of 1.33% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of June 30, 2024, of 0.49%, most recent available.

Substandard-Impaired loans totaled $16.9 million as of September 30, 2024 and have increased $3.7 million as compared to the substandard-impaired loans of $13.2 million as of December 31, 2023. The increase is primarily due to downgrades in the commercial real estate and commercial operating loan portfolios.

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

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of September 30, 2024, nonaccrual loans totaled $17.5 million and there were no loans past due 90 days and still accruing. This compares to nonaccrual loans of $13.8 million and $109 thousand of loans past due 90 days and still accruing as of December 31, 2023. There was no other real estate owned as of September 30, 2024 and December 31, 2023.

Loans past due 30 days or more totaled $9.8 million as of September 30, 2024, compared to $4.3 million as of December 31, 2023. The increase is primarily related to the commercial real estate portfolio.

The watch and special mention loans classified as agricultural real estate and operating totaled $27.5 million as of September 30, 2024 as compared to $19.9 million as of December 31, 2023. The increase is primarily due to agricultural operating loans that were moved to watch as the customers refinance and restructure assets. The substandard and substandard-impaired loans in these categories totaled $6.1 million and $6.2 million as of September 30, 2024 and December 31, 2023, respectively.

The watch and special mention loans classified as commercial real estate totaled $41.0 million as of September 30, 2024 as compared to $73.3 million as of December 31, 2023. The substandard and substandard-impaired commercial real estate loans totaled $29.3 million and $15.4 million as of September 30, 2024 and December 31, 2023, respectively. The changes between periods are primarily due to weaking in the commercial real estate loan portfolio as some commercial real estate loans are experiencing a decline in occupancy rate and collateral valuation.

The allowance for credit losses as a percentage of outstanding loans as of September 30, 2024 was 1.34%, as compared to 1.30% at December 31, 2023. The allowance for credit losses totaled $17.6 million and $16.8 million as of September 30, 2024 and December 31, 2023, respectively. The increase in the allowance for credit losses is mainly due to loan growth and an increase in specific reserves.

Due to recent trends in the banking industry, commercial real estate and multi-family real estate loans are facing heightened risk due to factors such as increased susceptibility to economic pressures caused by elevated interest rates and challenging market conditions. The Company maintains a rigorous approach to risk management through regular loan reviews, stress testing and sensitivity analyses to evaluate the risk level in the loan portfolio. Loan reviews include monitoring past due rates, non-performing trends, concentrations, loan-to-value ratios, and other qualitative factors. The Company's loan policies are robust and are updated as needed to align with strategic objectives and risk management priorities.

Commercial real estate and multi-family real estate represent approximately 42% of the loan portfolio as of September 30, 2024.  The following is an additional breakdown of the Company's commercial real estate and multi-family real estate portfolios (in thousands):

	September 30, 2024

	Total	Percent of Total Loans

Real estate - multi-family	$201,888	15.4%

Real estate - commercial
Owner-Occupied All Purposes	185,281	14.1%
Non-Owner Occupied Retail or Other	59,103	4.5%
Non-Owner Occupied Hotel	40,264	3.1%
Non-Owner Occupied Warehouse	35,336	2.7%
Non-Owner Occupied Office	35,089	2.7%
Total real estate - commercial	355,073	27.0%

Total real estate - commercial and multi-family	$556,961	42.4%

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

As of September 30, 2024, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company’s liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of September 30, 2024 and December 31, 2023 totaled $59.0 million and $55.1 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of September 30, 2024 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $201.0 million, with $72.5 million of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $97.5 million, with no outstanding federal fund purchase balances as of September 30, 2024. The Company had securities sold under agreements to repurchase totaling $42.8 million as of September 30, 2024.

Total investments as of September 30, 2024 were $688.6 million compared to $736.4 million as of December 31, 2023. These investments provide the Company with liquidity since all of the investments are classified as available-for-sale as of September 30, 2024. The Company has $398.9 million of unpledged securities available-for-sale and interest-bearing deposits as of September 30, 2024. The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2024 totaled $8.4 million compared to $12.8 million for the nine months ended September 30, 2023. The decrease of $4.4 million in cash provided by operating activities was primarily due to payments of accrued interest on borrowings and lower net income.

Net cash provided by investing activities for the nine months ended September 30, 2024 was $51.6 million compared to $38.8 million for the nine months ended September 30, 2023. The increase of $12.8 million in cash provided by investing activities was primarily due to maturities of securities available-for-sale.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2024 totaled ($56.1) million compared to $10.5 million for the nine months ended September 30, 2023. The decrease in cash provided by financing activities of $66.6 million was primarily due to payments on other borrowings, fewer proceeds from other borrowings between periods and a decrease in securities sold under agreements to repurchase.  The decrease in cash provided by financing activities was partially offset by a lower decrease in deposits. As of September 30, 2024, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $7.9 million and $7.2 million for the nine months ended September 30, 2024 and 2023, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $1.0 million as of September 30, 2024.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of September 30, 2024 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of September 30, 2024 totaled $183.4 million and was $17.6 million higher than the $165.8 million recorded as of December 31, 2023. The increase in stockholders’ equity was primarily the result of a decrease in unrealized losses on the investment portfolio. At September 30, 2024 and December 31, 2023, stockholders’ equity as a percentage of total assets was 8.6% and 7.7%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of September 30, 2024. Unrealized losses on the investment portfolio are excluded from regulatory capital.

Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this Quarterly Report, including forward-looking statements concerning the Company’s financial performance and asset quality.  Forward-looking statements contained in this Quarterly Report are not historical facts and are based on management’s current beliefs, assumptions, predictions and expectations of future events, including the Company’s future performance, taking into account all information currently available to management.  These beliefs, assumptions, predictions and expectations are subject to numerous risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to management and many of which are beyond management’s control.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements.  Accordingly, investors are cautioned not to place undue reliance on such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “forecasts”, “continuing,” “ongoing,” “expects,” “views,” “intends” and similar words or phrases. The risks and uncertainties that may affect the Company’s future performance and asset quality include, but are not limited to, the following:  the impact of inflation and changing interest rates on national, regional and local economies in general and on the Company’s customers in particular; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for credit losses resulting from new market conditions or regulatory requirements; fiscal and monetary policies of the U.S. government; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; and other risks and uncertainties inherent in the Company’s business, including those discussed under the headings Forward-Looking Statements and Business Risks” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2023.  Any forward-looking statements are qualified in their entirety by the foregoing risks and uncertainties and speak only as of the date on which such statements are made. The Company undertakes no obligation to revise or update such forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

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

In November, 2023, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of September 30, 2024, there were 100,000 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2024.

Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

July 1, 2024 to July 31, 2024	-	$-	-	100,000

August 1, 2024 to August 31, 2024	-	$-	-	100,000

September 1, 2024 to September 30, 2024	-	$-	-	100,000

Total	-		-

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: November 8, 2024	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Justin C. Clausen

Justin C. Clausen, Chief Financial Officer
(Principal Financial and Accounting Officer)