Form 10-K
period 2024-12-31
AMES NATIONAL CORP
filed 2025-03-12
CIK 1132651

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024 or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number 0-32637

AMES NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Iowa	42-1039071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

323 Sixth Street , Ames, Iowa	50010
(Address of principal executive offices)	(Zip Code)

(515) 232-6251

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2.00 par value	ATLO	The NASDAQ Capital Market

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

As of June 30, 2024, the aggregate market value of voting common stock held by non-affiliates of the registrant, based upon the closing sale price for the registrant’s common stock in the NASDAQ Capital Market, was $181,706,385.

The number of shares outstanding of the registrant’s common stock on March 1, 2025, was 8,915,557.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, as filed with the Securities and Exchange Commission on or about March 14, 2025, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General

Ames National Corporation (the "Company") is an Iowa corporation and bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns 100% of the stock of six bank subsidiaries consisting of one national bank and five state-chartered banks, as described below. All of the Company’s operations are conducted in the State of Iowa and primarily within the central, north-central and south-central Iowa counties of Boone, Clarke, Hancock, Marshall, Polk, Story, Taylor and Union where the Company’s banking subsidiaries are located. The Company does not engage in any material business activities apart from its ownership of its banking subsidiaries and the management of its own loan portfolios. The principal executive offices of the Company are located at 323 Sixth Street, Ames, Iowa 50010. The Company’s telephone number is (515) 232-6251 and website address is www.amesnational.com.

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

As of December 31, 2024, First National had capital of $89.7 million and 117 full-time equivalent employees. Full-time equivalents represent the number of people a business would employ if all its employees were employed on a full-time basis. It is calculated by dividing the total number of hours worked by all full and part-time employees by the number of hours a full-time individual would work for a given period of time. First National had net income for the years ended December 31, 2024 and 2023 of approximately $5.2 million and $5.5 million, respectively. Total assets as of December 31, 2024 and 2023 were approximately $1.11 billion and $1.14 billion, respectively.

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

As of December 31, 2024, State Bank had capital of $16.4 million and 21 full-time equivalent employees. State Bank had net income for the years ended December 31, 2024 and 2023 of approximately $933 thousand and $1.4 million, respectively. Total assets as of December 31, 2024 and 2023 were approximately $198.6 million and $201.7 million, respectively.

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

As of December 31, 2024, Boone Bank had capital of $10.3 million and 19 full-time equivalent employees. Boone Bank had net income for the years ended December 31, 2024 and 2023 of approximately $616 thousand and $740 thousand, respectively. Total assets as of December 31, 2024 and 2023 were approximately $156.7 million and $149.4 million, respectively.

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

As of December 31, 2024, Reliance Bank had capital of $24.9 million and 32 full-time equivalent employees. Reliance Bank had net income for the years ended December 31, 2024 and 2023 of approximately $1.9 million and $1.7 million, respectively. Total assets as of December 31, 2024 and 2023 were approximately $307.5 million and $313.3 million, respectively.

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

As of December 31, 2024, United Bank had capital of $10.6 million and 17 full-time equivalent employees. United Bank had net income for the years ended December 31, 2024 and 2023 of approximately $1.1 million and $1.0 million, respectively. Total assets as of December 31, 2024 and 2023 were approximately $130.3 million and $118.5 million, respectively.

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

As of December 31, 2024, Iowa State Bank had capital of $24.3 million and 34 full-time equivalent employees. Iowa State Bank had net income for year ended December 31, 2024 and 2023 of approximately $2.0 million. Total assets as of December 31, 2024 and 2023 were approximately $270.3 million and $254.7 million, respectively.

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

First National, Boone Bank, State Bank, United Bank and Iowa State Bank offer wealth management services typically found in a commercial bank with trust powers, including the administration of estates, conservatorships, personal and corporate trusts and agency accounts. Assets under management amount to $456.3 million and $416.0 million as of December 31, 2024 and 2023, respectively. The Banks also provide farm management, investment and custodial services for individuals, businesses and non-profit organizations.

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

Commercial Real Estate Loans - Commercial real estate loans, including multi-family and agricultural real estate, are normally based on loan to appraisal value ratios that do not exceed 80% and are secured by a first priority lien position. Loans are typically subject to interest rate adjustments between five and seven years from origination. Fully amortized monthly repayment terms normally do not exceed twenty five years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Commercial real estate, multi-family and agricultural real estate loans represent approximately 54% of the loan portfolio. Major risk factors for commercial real estate loans, as well as the other loan types described below, include a geographic concentration in Iowa; the dependence of the local economy upon several large governmental entities, including Iowa State University and the Iowa Department of Transportation; and the health of Iowa’s agricultural sector that is heavily dependent on commodity prices, weather conditions, government programs and trade policies.

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

Investments available-for-sale

The investment policy of the Company generally is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and to fulfill the Company’s asset/liability management policies. The Company’s investment portfolios are managed in accordance with a written investment policy adopted by the Board of Directors. It is the Company’s general policy to purchase investment securities which are U.S. Government securities, U.S. government agency, state and local government obligations and corporate debt securities.

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

The Company employs approximately 268 employees, of which 93% are full-time employees and the remaining 7% are part-time employees. Of the 268 employees, 120 employees were considered officers of the Company. As of December 31, 2024, approximately 65% of our current workforce was female and 35% was male. Approximately 4% of our workforce consisted of ethnically diverse employees as of December 31, 2024. There are no labor unions involved with the Company and we consider our relationship with our employees to be satisfactory. There are no employment contracts between the Company and any of its employees as of December 31, 2024.

As part of our compensation philosophy, we believe that we must offer and maintain market competitive compensation and benefit programs for our employees in order to attract and retain talent. The goal of our compensation program is to create superior long-term value for our stockholders by attracting, motivating and retaining outstanding employees who serve our customers while generating financial performance that is consistently better than our peers. In addition to competitive base wages, the Company provides its employees with a comprehensive program of benefits, including comprehensive medical, vision and dental plans, long-term and short-term disability coverage, employee assistance programs, a 401(k) plan, and a cash bonus based on bank performance. Our approach also produces longevity in our workforce. The average tenure of our employees is approximately eleven years.

Social/Sustainability

The Company encourages our employees to be engaged in our communities. This engagement consists of sponsorship of local activities and donations to charitable organizations in our communities. The United Way is one organization that our Company and employees are involved with through time and generous donations.

The Company contributed over $244 thousand to various charitable and community organizations in 2024. Company employees volunteered approximately 16,300 hours serving various charitable organizations in our Banks’ communities. A number of our employees serve in leadership positions for nonprofit or community service organizations.

Corporate Governance

The Board of Directors has separated the CEO and Board Chair positions, with the Board Chair being a director who is independent under the NASDAQ governance standards. Nine of the eleven board members are independent directors. All directors serving on Board committees are independent under NASDAQ governance standards. The Company has established an age limitation policy for directors. Three of the eleven directors are female. All directors own Company stock and participate in the Director Stock Incentive Plan adopted by each of the Banks if they serve as a director of one of the Banks. The Company CEO is excluded from the Director Stock Incentive Plan. Certain transactions in Company stock are prohibited, including short-selling and hedging.

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

First National is headquartered in Ames, Iowa with a population of 65,700. The major employers are Iowa State University, Ames Laboratory, Iowa Department of Transportation, Mary Greeley Medical Center, Ames Community Schools, City of Ames, Danfoss and McFarland Clinic. First National maintains three offices in the Des Moines metro area with a population of approximately 740,000. The major employers in the Des Moines metro market are Principal Financial Group, Wells Fargo, UnityPoint Health, MercyOne Medical, Nationwide Insurance, Amazon, Hy-Vee Food Inc. and John Deere. First National maintains two offices in Osceola, Iowa with a population of 5,600. Osceola is the county seat of Clarke County. The major employers in Clarke County are Hormel Foods, Miller Products Co., SIMCO Drilling Equipment, Inc., Clarke County Hospital, and Lakeside Casino. Loan services primarily include commercial and consumer types of credit, including operating lines, equipment loans and real estate loans.

Boone Bank is located in Boone, Iowa with a population of 12,400. Boone is the county seat of Boone County. The major employers are Fareway Stores, Inc., Iowa National Guard, Union Pacific Railroad, Boone County Hospital and CDS Global. Boone Bank provides lending services to the agriculture, commercial and real estate markets.

State Bank is located in Nevada, Iowa with a population of 7,000. Nevada is the county seat of Story County. The major employers are Story County Medical Center, Mid-States Millwright & Builders, Inc., Burke Corporation, Almaco and Verbio. State Bank provides various types of loans with a major agricultural presence.

Reliance Bank is headquartered in Story City, Iowa with a population of 3,400. The major employers in the Story City area are Bethany Manor, American Packaging, M.H. Eby, Inc. and Record Printing. The Bank also maintains an office in Garner, Iowa with a population of 3,000. Garner is the county seat of Hancock County. The major employers in the Garner area are Iowa Mold & Tooling and Stellar Industries. All locations are in agricultural areas and the Bank has a strong presence in this type of lending.

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

Iowa State Bank is headquartered in Union County in Creston, Iowa with a population of 7,400. Iowa State Bank has one additional office in Creston and an additional office located in Taylor County in Lenox, Iowa with a population of 1,400. The major employers are Bunn-O-Matic Corporation, Wellman Dynamics Corporation, Greater Regional Health, Southwestern Community College, and Michael Foods, Inc. Creston is the county seat of Union County. All locations are in agricultural areas and the Bank has a strong presence in this type of lending.

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

As of December 31, 2024, there were 49 FDIC insured institutions having approximately 125 locations within Boone, Clarke, Hancock, Marshall, Polk, Story, Taylor and Union County, Iowa where the Banks' offices are located. First National, State Bank and Reliance Bank together have the largest percentage of deposits in Story County. Reliance Bank has the largest percentage of deposits in Hancock County.

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

Capital Adequacy Requirements. The Federal Reserve, the FDIC and the OCC (collectively, the "Agencies") have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The Agencies have also provided an optional community bank leverage ratio framework to provide a simple measure of capital adequacy for certain community banking organizations. Failure to achieve and maintain adequate capital levels may give rise to supervisory action through the issuance of a capital directive to ensure the maintenance of required capital levels. Each of the Banks is in compliance with capital level requirements as of December 31, 2024.

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

As of December 31, 2024, the Banks exceeded all of their regulatory capital requirements and were designated as “well capitalized” under federal guidelines. See Note 15 to the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Prompt Corrective Action. Regulations adopted by the Agencies impose even more stringent capital requirements under prompt corrective action. The FDIC and other Agencies must take certain "prompt corrective action" when a bank fails to meet capital requirements. The regulations establish and define five capital levels: (i) "well capitalized," (ii) "adequately capitalized," (iii) "undercapitalized," (iv) "significantly undercapitalized" and (v) "critically undercapitalized." Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth and other aspects of the operations of institutions that fall below the category of being "adequately capitalized." Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2024, each of the Banks was categorized as “well capitalized” under regulatory prompt corrective action provisions.

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

Reserves Against Deposits

Prior to March 26, 2020, the Federal Reserve required all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. Generally, reserves of 3% had to be maintained against total transaction accounts of $644.0 million or less (subject to an exemption not in excess of the first $36.1 million of transaction accounts). A reserve of $18.237 million plus 10% of amounts in excess of $644.0 million had to be maintained in the event total transaction accounts exceeded $644.0 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve could be used to satisfy applicable liquidity requirements. Because required reserves were maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement was to reduce the earning assets of the Banks.

The Federal Reserve announced on March 15, 2020, that the reserve requirement ratios would be reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. The annual indexation of the reserve requirement exemption amount and the low reserve tranche for 2024 is required by statute but will not affect depository institutions' reserve requirements, which will remain zero. Currently the Board has no plans to re-impose reserve requirements but retains the right to do so.

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

The Company will provide a paper copy of these reports free of charge upon written or telephonic request directed to Justin C. Clausen, CFO, 323 Sixth Street, Ames, Iowa 50010 or (515) 232-6251 or by email request at info@amesnational.com. The information found on the Company’s website is not part of this or any other report the Company files with the SEC.

Information about our Executive Officers

The following table sets forth summary information about the executive officers of the Company and certain executive officers of the Banks. Each executive officer has served in his current position for the past five years with the exception of Justin C. Clausen, Dan E. Johnson, Robert A. Thomas and Michael A. Wilson. Mr. Clausen was appointed as Chief Financial Officer of the Company on July 5, 2024. Mr. Johnson was appointed President of State Bank on January 16, 2023. Mr. Thomas was appointed as President of United Bank on July 1, 2020. Mr. Wilson was appointed as Chief Lending Officer of the Company on November 9, 2023.

Name	Age	Position with the Company or Bank and Principal Occupation and Employment During the Past Five Years

Scott T. Bauer	62	President and Director of First National.

Justin C. Clausen	37	Chief Financial Officer and Secretary of the Company; previously Chief Accounting Officer and Controller of the Company.

Dan E. Johnson	53	President and Director of State Bank; previously Senior Loan Officer of State Bank.

John P. Nelson	58	Chief Executive Officer, President and Director of the Company. Director and Chairman of First National, State Bank and United Bank and Director of Iowa State Bank.

Jeffrey K. Putzier	63	President and Director of Boone Bank.

Richard J. Schreier	57	President and Director of Reliance Bank.

Adam R. Snodgrass	44	President and Director of Iowa State Bank.

Robert A. Thomas	65	President and Director of United Bank; previously Senior Loan Officer of United Bank.

Michael A. Wilson	60

Chief Lending Officer of the Company; Director and Chairman of Reliance Bank and State Bank.; previously Executive Vice President of Innovation and Corporate Services of the Company and Chief Lending Officer with Bankers Trust.

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

Our financial performance generally, and in particular the ability of our customers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment not only in the markets where we operate but also in the state of Iowa generally and in the United States as a whole. A favorable business environment is generally characterized by, among other factors: economic growth; efficient capital markets; low inflation; low unemployment; high business and investor confidence; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

In particular, the national economy is facing challenges due to inflationary pressures that began building during late 2021 and has persisted through 2024, resulting in significant upward pressure on consumer and wholesale prices. In response, the FOMC has initiated a series of increases in the short-term federal funds interest rate in an effort to dampen economic activity and bring the rate of inflation back to the FOMC’s target range of two to three percent. These rate increases have the potential to overly reduce economic activity and tip the domestic economy into a recessionary period of slower or negative growth. As noted above, a period of depressed economic activity could adversely affect our business, financial condition and results of operation by, among other things, increasing the likelihood of borrower defaults on loan obligations, reducing collateral values and weakening demand for the Banks’ loan and deposit services.

Higher inflation may affect the Company’s interest rates, credit loss expenses and general operating expenses.

Consumer inflation, as measured by the Consumer Price Index for All Urban Consumers (“CPI”) has increased 2.9% and 3.4% for the years ended December 31, 2024 and 2023, respectively. Elevated levels of inflation create upward pressure on the cost of hiring, training, and retaining employees, other general operating expense and interest rates. Our challenge will be keeping wages competitive and maintaining general operating expenses at their current levels, while balancing a potential decrease in our net interest income due to the greater sensitivity to the repricing of our interest-bearing liabilities than our interest-earning assets in the short-term. Our credit loss expenses may be negatively impacted by our borrowers' ability to service their debt if inflation is prolonged.

The trade policies of the new presidential administration are evolving and could lead to disruptions in major trade relationships that could negatively impact our customers.

The new presidential administration has stated its intention to scrutinize the United States’ trade relationships with its economic partners, indicated an interest in renegotiating trade agreements, and begun to implement tariffs with some of the United States’ major trading partners, all of which could lead to a disruption of those trading relationships and trade wars. These statements and actions by the administration have signaled a change in the United States’ economic policies, and it is not clear which policies will be implemented and what effect these policies could have on the local, national and global economy. Tariffs, retaliatory tariffs imposed in response by trading partners and a potential trade war resulting from those actions could affect the economy and stock prices in the United States and could impact the costs of goods paid by customers, all of which could affect our deposit levels and concentration, the demand for loans and other products and services and the ability of our customers to repay outstanding loans, which could adversely affect our financial condition and the results of operations.

Credit Risks

The Company’s business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards, implement and observe appropriate procedures for monitoring our outstanding loans and ensure that our bankers follow those standards and procedures. The weakening of these standards or procedures for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, our inability to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers may negatively impact the quality of our loan portfolio, result in loan defaults, foreclosures and additional charge-offs and necessitate that we significantly increase our allowance for credit losses, thereby reducing our earnings. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

The commercial real estate loan portfolio is a significant part of the Company’s business and subject to the risk of fluctuating collateral values.

Commercial real estate loans were a significant portion of our total loan portfolio as of December 31, 2024. The market value of real estate securing these loans can fluctuate significantly and potentially adversely in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts, and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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

Determining the appropriate amount of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses to be funded through credit loss expense. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the allowance for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management. Also, if charge-offs in future periods exceed the allowance for credit losses or increase significantly; we will incur additional credit loss expenses to increase the allowance. Any increase in credit loss expense will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

Loans to agricultural-related borrowers are subject to factors beyond the Company’s control, including fluctuations in commodity and livestock prices, government trade policies and other risks, which could negatively impact the Company’s loan portfolio.

A significant portion of our loan portfolio consists of loans to borrowers who are directly or indirectly affected by the health of the Iowa agricultural economy, which has recently been under stress due to low commodity and livestock prices and higher input costs caused by inflation. These conditions, together with other risks to which our agricultural borrowers are subject, including poor weather conditions, changes in governmental support programs, tariffs and uncertainty regarding governmental mandates affecting ethanol production, could result in reduced cash flows and profit margins, negatively affecting these borrowers and making it more difficult for them to repay their loan obligations to us. Moreover, uncertainty as to the status of tariffs on products that our agricultural borrowers export to foreign markets could result in further volatility and deterioration of the price of agricultural products, providing further challenges and risk to our portfolio of agricultural loans. A general decline in the agricultural economy could also negatively affect us by reducing the value of agricultural real estate which secures some of our agricultural loans, creating the potential for greater losses if these borrowers are unable to repay their loans and we are forced to rely on this collateral. Moreover, a general decline in the agricultural economy could also negatively impact some of our commercial borrowers whose businesses are directly or indirectly dependent on the health of the agricultural economy. All of these risks, which are beyond our control, could produce losses in our loan portfolio and adversely affect our financial condition or results of operations.

Liquidity and Interest Rate Risks

Fair values of investments in the Company’s securities portfolio may adversely change.

As of December 31, 2024, the fair value of our securities portfolio, consisting primarily of fixed income debt securities, was approximately $648.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of those securities. These factors include, but are not limited to, changes in interest rates, an unfavorable change in the liquidity of an investment, rating agency downgrades of the securities, reinvestment risk, liquidity risk, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could result in realized losses that negatively impact earnings. The success of any investment activity is affected by general economic conditions. Unexpected volatility or illiquidity in the markets in which we hold securities could further reduce our liquidity and stockholders' equity. The fair value of the securities portfolio has a net unrealized loss of $52.0 million as of December 31, 2024, resulting primarily from the negative impact of increased interest rates on the fair value of the portfolio. To mitigate the risk of selling securities in an unrealized loss position to fund cash flow needs, we have access to lines of credit that provide additional liquidity, if needed.

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

Our earnings depend substantially on our interest rate spread, which is the difference between (i) the interest rates we earn on loans, securities, and other interest-earning assets, and (ii) the interest rates we pay on deposits, other borrowings, and other interest-bearing liabilities. We are exposed to interest rate risk because our interest-earning assets and interest-bearing liabilities do not react uniformly or concurrently to changes in interest rates since the two have different time periods for adjustment and can be tied to different measures of rates. Market interest rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities, including the Federal Reserve. As market interest rates rise, we experience competitive pressures to increase the rates we pay on deposits, which may decrease our net interest income. In addition, inflationary pressures will increase our operating costs and could have a significant negative effect on our borrowers and the values of collateral securing loans, which could negatively affect our financial performance. In addition, certain of our noninterest income and noninterest expenses are subject to adverse effect in an elevated interest rate environment. We monitor our interest rate risk exposure; however, we can provide no assurance that our efforts will appropriately protect us in the future from interest rate risk exposure.

The inability to deploy or maintain liquidity may adversely affect the Company’s business.

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

We are a separate and distinct legal entity from our Banks, and we receive substantially all of our operating cash flows from dividends and other payments from our Banks. These dividends and payments are the principal source of funds to pay dividends on our common stock and pay our operating expenses. Various federal and state laws and regulations limit the amounts of dividends that our Banks may pay to us. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of one of our Banks is subject to the prior claims of the Bank’s creditors. In the event our Banks are unable to pay dividends to us, we may not be able to pay our obligations or pay dividends on our common stock. The inability to receive dividends from our Banks could have a material adverse effect on our business, financial condition or results of operations.

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

Because we have grown in part through acquisitions, goodwill and intangible assets are included in the consolidated assets reflected in our financial statements. Goodwill and intangible assets were $13.5 million as of December 31, 2024. Under generally accepted accounting principles (“GAAP”), we are required to test the carrying value of goodwill and intangible assets at least annually or sooner if events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a sustained decline in a reporting unit’s fair value, legal and regulatory factors, operating performance indicators, competition and other factors. GAAP requires us to assign and then test goodwill at the reporting unit level. If over a sustained period of time we experience a decrease in our stock price and market capitalization, which may serve as an estimate of the fair value of our reporting unit, this may be an indication of impairment. If the fair value of our reporting unit is less than its net book value, we may be required to record goodwill impairment charges in the future. In addition, if the revenue and cash flows generated from any of our other intangible assets are not sufficient to support its net book value, we may be required to record an impairment charge. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

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

Our operations are concentrated primarily in central, north-central and south-central Iowa. As a result of this geographic concentration, our results of operations may correlate to the economic conditions in this area. Any deterioration in economic conditions in central, north-central or south-central Iowa, particularly in the industries on which the area depends (including agriculture which, in turn, is dependent upon commodity prices, input costs, weather conditions, trade policies and government support programs), may adversely affect the quality of our loan portfolio and the demand for our products and services, and accordingly, our financial condition and results of operations.

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

The Dodd-Frank Act represented a comprehensive overhaul of the financial services industry within the United States and, among many other things, established the federal CFPB and required the CFPB and other federal agencies to implement many significant rules and regulations with which we must comply. Compliance with the law and regulations has resulted in additional costs.

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

Severe weather, natural disasters, widespread disease or pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, cause losses in the value of our investment portfolio, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of the events in the future could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company to date. While we are not currently aware of any cybersecurity threats that are reasonably likely to materially affect the Company, there is no assurance that we will not be materially affected by such threats in the future. For additional information on our risks related to cybersecurity, see Item 1A, Risk Factors—Operational Risks.

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

ITEM 2. PROPERTIES

The Company's main office is located at 323 6th Street, Ames, Iowa. The Company also leases space in the main office at First National, located at 405 5th Street, Ames, Iowa. There is a lease agreement between the Company and First National. In addition to the main office owned by First National, First National conducts its business through seven full-service offices, the West Ames office, North Grand office, Ankeny office, West Glen office, Valley Junction office, Downtown Osceola office, and Jeffreys Drive office. The West Ames and North Grand offices are located in Ames, Iowa. The Ankeny office is located in Ankeny, Iowa. The West Glen office is located in West Des Moines, Iowa and is leased from the Company. The Valley Junction office is located in West Des Moines, Iowa. The Downtown Osceola and Jefferies Drive offices are located in Osceola, Iowa. A portion of the Ankeny and West Glen offices are leased to tenants for business purposes.

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

All of the Bank offices are owned by the respective Banks, with the exception of First National’s West Glen office which is owned by the Company and leased to First National. All of the properties owned by the Banks and the Company's main office are free of any mortgages. The West Glen office owned by the Company is subject to a $2.5 million mortgage.

ITEM 3. LEGAL PROCEEDINGS

The Banks are from time-to-time parties to various legal actions arising in the ordinary course of business and incidental to their business. The Company believes that there is no threatened or pending proceeding against the Company or the Banks, which, if determined adversely, would have a material adverse effect on the business or financial condition of the Company or the Banks.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 28, 2025, the Company had approximately 224 shareholders of record and approximately 3,876 additional beneficial owners whose shares were held in nominee titles through brokerage or other accounts. The Company’s common stock is traded on the NASDAQ Capital Market under the symbol “ATLO”. Trading in the Company’s common stock is, however, relatively limited. The closing price of the Company’s common stock was $18.77 on February 28, 2025.

The Company declared aggregate annual cash dividends in 2024 and 2023 of approximately $8.4 million and $9.7, respectively, or $0.94 per share in 2024 and $1.08 per share in 2023. In February 2025, the Company declared a quarterly cash dividend of approximately $1.8 million, or $0.20 per share, payable on June 13, 2025.

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

On November 13, 2024, the Board of Directors approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. This Stock Repurchase Plan replaced the previous Stock Repurchase Plan (approved in November 2023) that expired in November 2024. The Company purchased 43,057 shares in 2024 and did not purchase any shares in 2023 under the Stock Repurchase Plans that were in effect during 2024 and 2023.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2024.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

October 1, 2024 to October 31, 2024 (1)	-	$-	-	100,000

November 1, 2024 to November 30, 2024 (1) and (2)	-	$-	-	100,000

December 1, 2024 to December 31, 2024 (2)	43,057	$16.35	43,057	56,943

Total	43,057		43,057

(1)

The Stock Repurchase Plan adopted in November 2023 expired in November 2024 without any purchases being made thereunder and 100,000 shares remained available for purchase under this plan prior to its expiration.

(2)

A successor Stock Repurchase Plan was approved and became effective on November 14, 2024 and authorized the purchase of up to 100,000 shares. This plan is scheduled to expire on November 12, 2025. A total of 43,057 shares were purchased under this plan during December 2024.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following financial data of the Company for the three years ended December 31, 2022 through 2024 is derived from the Company's historical audited financial statements and related footnotes. The information set forth below should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2024	2023	2022

STATEMENT OF INCOME DATA
Interest income	$82,607	$74,301	$61,553
Interest expense	37,631	29,676	8,309

Net interest income	44,976	44,625	53,244
Credit loss expense (benefit)	592	789	(874)

Net interest income after credit loss expense (benefit)	44,384	43,836	54,118
Noninterest income	9,837	9,215	9,687
Noninterest expense	41,980	40,162	38,644

Income before provision for income tax	12,241	12,889	25,161
Provision for income taxes	2,023	2,072	5,868

Net income	$10,218	$10,817	$19,293

DIVIDENDS AND EARNINGS PER SHARE DATA
Cash dividends declared	$8,444	$9,712	$9,739
Cash dividends declared per share	$0.94	$1.08	$1.08
Basic and diluted earnings per share	$1.14	$1.20	$2.14
Weighted average shares outstanding	8,991,286	8,992,167	9,033,410

BALANCE SHEET DATA
Total assets	$2,133,180	$2,155,481	$2,134,926
Net loans	1,303,917	1,277,812	1,226,011
Deposits	1,846,682	1,811,831	1,897,957
Stockholders' equity	174,706	165,788	149,098
Equity to assets ratio	8.19%	7.69%	6.98%

FINANCIAL PERFORMANCE
Net income	$10,218	$10,817	$19,293
Average assets	2,127,051	2,140,034	2,134,947
Average stockholders' equity	169,732	153,530	168,752

Return on assets (net income divided by average assets)	0.48%	0.51%	0.90%
Return on equity (net income divided by average equity)	6.02%	7.05%	11.43%
Net interest margin (net interest income divided by average earning assets)*	2.22%	2.20%	2.62%
Efficiency ratio (noninterest expense divided by noninterest income plus net interest income)	76.59%	74.60%	61.41%
Dividend payout ratio (dividends per share divided by net income per share)	82.46%	90.00%	50.47%
Dividend yield (dividends per share divided by closing year-end market price)	4.87%	5.06%	4.57%
Equity to assets ratio (average equity divided by average assets)	7.98%	7.17%	7.90%

* See page 32 for further discussion of this Non-GAAP financial measure.

The following discussion is provided for the consolidated operations of the Company and its Banks. The purpose of this discussion is to focus on significant factors affecting the Company's financial condition and results of operations.

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes, including loans, deposits and wealth management services. Some Banks also offer investment services through a third-party broker-dealer. The Company employs 26 individuals to assist the Banks with financial reporting, human resources, marketing, audit, compliance, technology systems, property appraisals, training and the coordination of management activities, in addition to 240 full-time equivalent individuals employed by the Banks.

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

The Company reported net income of $10.2 million for the year ended December 31, 2024 compared to $10.8 million for the year ended December 31, 2023. This represents a decrease in net income of 5.5% when comparing 2024 with 2023. The decrease in earnings in 2024 from 2023 is primarily the result of normal increases in salaries and benefits and one-time consultant fees related to negotiating long-term vendor contracts, offset in part by an increase in wealth management income. Earnings per share for 2024 were $1.14 compared to $1.20 in 2023. All six Banks demonstrated profitable operations during 2024 and 2023.

The Company’s return on average equity for 2024 was 6.02% compared to 7.05% in 2023. The return on average assets for 2024 was 0.48% compared to 0.51% in 2023. The decrease in return on average equity and return on average assets when comparing 2024 to 2023 was primarily a result of a reduction in earnings.

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

●

If short-term interest rates remain elevated or increase over a relatively short period of time due to inflationary pressures or other factors, the interest rate environment may present a challenge to the Company. Increases in interest rates may negatively impact the Company’s net interest margin if interest expense increases more quickly than interest income, thus placing downward pressure on net interest income. The Company’s earning assets (primarily its loan and investment portfolio) have longer maturities than its interest-bearing liabilities (primarily deposits and other borrowings); therefore, in a rising interest rate environment, interest expense will tend to increase more quickly than interest income as the interest-bearing liabilities reprice more quickly than earning assets, resulting in a reduction in net interest income. In response to this challenge, the Banks model quarterly the changes in income that would result from various changes in interest rates. Based on this modeling, management believes Bank earning assets currently have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

●

If market interest rates in the three to five year term remain at low levels as compared to the short-term interest rates, the interest rate environment may present a challenge to the Company. The Company’s earning assets (typically priced at market interest rates in the three to five year range) will reprice at lower interest rates, but the deposits generally reprice at short term interest rates, therefore the net interest income may decrease. Management believes Bank earning assets currently have the appropriate maturity and repricing characteristics to optimize earnings and the Banks’ interest rate risk positions.

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

●	Our portfolio of commercial real estate loans is facing challenging conditions resulting from a combination of reduced occupancy and higher operating costs due to the continuing inflationary pressures in the economy and is primarily responsible for the increase in our substandard loans during 2024. These conditions may make it more difficult for some of our commercial real estate borrowers to service their loan obligations and can lead to reductions in the value of the real estate securing those loans, raising the potential for more frequent and larger charge-offs against the allowance for credit losses and the need to increase credit loss expense to replenish the allowance. In response, we are carefully monitoring the commercial real estate loan portfolio through regular loan reviews, stress testing and sensitivity analysis. Loan reviews include monitoring past due rates, non-performing trends, concentrations, loan-to-value ratios and other qualitative factors.

The current economic environment, characterized by elevated short-term interest rates in response to inflationary pressures in the economy and the potential for a period of slower or negative economic growth resulting from efforts to dampen economic activity, has heightened the level of challenges, risks and uncertainties facing our business, including the following:

●	Market interest rates may remain elevated during 2025 in response to inflationary pressures on the economy which could adversely affect our net interest income, net interest margin and earnings;

●

We may experience a potential slowdown in demand for our products and services, including the demand for traditional loans, although we believe the decline may be offset, in whole or in part, due to changes in inflation and interest rates;

●

We may experience an increase in risk of delinquencies, defaults and foreclosures, as well as declining collateral values and further impairment of the ability of our borrowers to repay their loans, all of which may result in additional credit charges and other losses in our loan portfolio;

●

Goodwill is currently evaluated for impairment quarterly and goodwill has been determined to not be impaired as of December 31, 2024. In the future goodwill may be impaired if the effects of the economic slowdown negatively impacts our net income and fair value. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded;

●

We have experienced a decline in the fair value of our investment portfolio as a result of the elevated interest rate environment. This trend may continue in the near term, which could result in credit losses and increase the unrealized losses reported as part of our consolidated comprehensive income; and

●

In meeting our objective to maintain our capital levels and liquidity position, our Board of Directors could reduce, or determine to altogether forego, payment of future dividends in order to maintain and/or strengthen our capital and liquidity position.

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

The Company’s significant accounting policies are described in the “Notes to Consolidated Financial Statements” accompanying the Company’s audited consolidated financial statements. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified the allowance for credit losses, the fair value determination of investment securities and the assessment of goodwill to be the Company’s most critical accounting policies.

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

In estimating the component of the allowance for credit losses for loans that share common risk characteristics, loans are segregated into loan segments. Loans are designated into loan segments based on loans pooled by product types and similar risk characteristics or areas of risk concentration. Credit loss assumptions are estimated using a model that categorizes loan pools based on loan type and purpose. This model calculates an expected life-of-loan loss percentage for each loan category by using historical loss rate analysis for all loan pools.

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

The component of the allowance for credit losses for loans that share common risk characteristics also considers factors for each loan segment to adjust for differences between the historical period used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio related to:

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

The allowance for credit losses for loans, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is recognized in earnings, and reduced by the charge-off of loan amounts, net of recoveries. For further information on the allowance for credit losses for loans, see Note 1 - Summary of Significant Accounting Policies and Note 4 - Loans Receivable and Credit Disclosures in the notes to the consolidated financial statements of this Annual Report.

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

Goodwill

Goodwill arose in connection with four acquisitions consummated in previous periods. Goodwill is tested annually for impairment or more often if conditions indicate a possible impairment. For the purposes of goodwill impairment testing, determination of the fair value of a reporting unit involves the use of significant estimates and assumptions. Impairment would arise if the fair value of a reporting unit is less than its carrying value. The Company completed a quantitative assessment of goodwill as of October 1, 2024 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded that there is no impairment of goodwill as of December 31, 2024. Goodwill may be impaired in the future if actual future test results differ from the present evaluation of impairment due to changes in the conditions used in the current evaluation. An impairment of goodwill would decrease the Company’s earnings during the period in which the impairment is recorded.

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

Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:

	2024	2023

Net interest income (GAAP)	$44,976	$44,625
Tax-equivalent adjustment (1)	531	609
Net interest income on an FTE basis (non-GAAP)	45,507	45,234
Average interest-earning assets	$2,052,978	$2,059,506
Net interest margin on an FTE basis (non-GAAP)	2.22%	2.20%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent for the years ended December 31, 2024 and 2023, adjusted to reflect the effect of the nondeductible interest expense associated with owning tax-exempt securities and loans.

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

	2024			2023

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
Interest-earning assets
Loans (1)
Commercial	$89,932	$5,612	6.24%	$85,914	$4,888	5.69%
Agricultural	118,947	8,909	7.49%	93,813	6,396	6.82%
Real estate	1,072,829	50,424	4.70%	1,047,109	44,792	4.28%
Consumer and other	16,763	846	5.05%	16,403	734	4.47%

Total loans (including fees)	1,298,471	65,791	5.07%	1,243,239	56,810	4.57%

Investment securities
Taxable	603,831	12,014	1.99%	654,718	12,674	1.94%
Tax-exempt (2)	93,768	2,525	2.69%	111,401	2,901	2.60%

Total investment securities	697,599	14,539	2.08%	766,119	15,575	2.03%

Other interest-earning assets	56,908	2,808	4.93%	50,148	2,525	5.04%

Total interest-earning assets	2,052,978	$83,138	4.05%	2,059,506	$74,910	3.64%

Noninterest-earning assets
Cash and due from banks	19,754			21,236
Premises and equipment, net	22,070			20,904
Other, less allowance for loan losses	32,249			38,388

Total noninterest-earning assets	74,073			80,528

TOTAL ASSETS	$2,127,051			$2,140,034

(1) Average loan balance includes nonaccrual loans, if any.  Interest income collected on nonaccrual loans has been included.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21% for the years ended December 31, 2024 and 2023.

Average Balances and Interest Rates (continued)

	2024			2023

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
Deposits
Savings, interest-bearing checking and money markets accounts	$1,167,878	$19,351	1.66%	$1,212,630	$16,794	1.38%
Time deposits	307,229	12,660	4.12%	255,434	7,677	3.01%

Total deposits	1,475,107	32,011	2.17%	1,468,064	24,471	1.67%
Other borrowed funds	128,445	5,620	4.38%	132,918	5,205	3.92%

Total interest-bearing liabilities	1,603,552	37,631	2.35%	1,600,982	29,676	1.85%

Noninterest-bearing liabilities
Noninterest-bearing checking	340,868			373,704
Other liabilities	12,899			11,818

Stockholders' equity	169,732			153,530

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,127,051			$2,140,034

Net interest income (FTE)(3)		$45,507			$45,234
Net interest spread (FTE)			1.70%			1.79%
Net interest margin (FTE)(3)			2.22%			2.20%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Rate and Volume Analysis

The rate and volume analysis is used to determine how much of the change in interest income or expense is the result of a change in volume or a change in interest rate. For example, real estate loan interest income increased $5.6 million in 2024 compared to 2023. Increased volume of real estate loans increased interest income in 2024 by $1.1 million and higher interest rates increased interest income in 2024 by $4.5 million.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volume and rates (in thousands).

	2024 Compared to 2023
	Volume	Rate	Total (1)
Interest income
Loans
Commercial	$236	$488	$724
Agricultural	1,838	675	2,513
Real estate	1,122	4,510	5,632
Consumer and other	16	96	112

Total loans (including fees)	3,212	5,769	8,981

Investment securities
Taxable	(1,005)	345	(660)
Tax-exempt	(472)	96	(376)

Total investment securities	(1,477)	441	(1,036)

Other interest and dividend income	335	(52)	283

Total interest-earning assets	2,070	6,158	8,228

Interest-bearing liabilities
Deposits
Savings, interest-bearing checking and money market	(639)	3,196	2,557
Time deposits	1,761	3,222	4,983

Total deposits	1,122	6,418	7,540

Other borrowed funds	(180)	595	415

Total interest-bearing liabilities	942	7,013	7,955

Net interest income-earning assets	$1,128	$(855)	$273

(1)	The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

Net Interest Income

The Company’s largest contributing component to net income is net interest income, which is the difference between interest earned on earning assets and interest paid on interest-bearing liabilities. The volume of and yields earned on earning assets and the volume of and the rates paid on interest-bearing liabilities determine net interest income. Refer to the tables preceding this paragraph for additional detail. Interest earned and interest paid is also affected by general economic conditions, particularly changes in market interest rates, by government policies and the action of regulatory authorities. Net interest income divided by average earning assets is referred to as net interest margin. For the years December 31, 2024 and 2023, the Company's non-GAAP net interest margin was 2.22% and 2.20%, respectively, computed on an FTE basis. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net interest income during 2024 and 2023 totaled $45.0 million and $44.6 million, respectively, representing a 0.8% increase in 2024 compared to 2023.

The high level of competition in the local markets may continue to put downward pressure on the net interest margin of the Company. Currently, the Company’s primary market in Ames, Iowa, has fifteen banks, five credit unions and several other financial investment companies. Multiple banks are also located in the Company’s other market areas in central, north-central and south-central Iowa creating similarly competitive environments.

Credit Loss Expense (Benefit)

The credit loss expense reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for credit losses. The Company’s credit loss expense for the year ended December 31, 2024 was $592 thousand compared to a credit loss expense of $789 thousand for the previous year. Net loan charge-offs totaled $453 thousand for the year ended December 31, 2024 compared to net loan charge-offs of $213 thousand for the previous year. The credit loss expense in 2024 was primarily due to growth in the loan portfolio and charge-offs in the commercial loan portfolio. The credit loss benefit in 2023 was primarily due to growth in the loan portfolio and charge-offs in the agriculture loan portfolio. Loans classified as substandard and substandard-impaired increased $18.0 million to $49.7 million in 2024 primarily due to downgrades in the commercial real estate and commercial operating loan portfolios. Some commercial real estate loans are experiencing a decline in occupancy rate and collateral valuation. Refer to the “Asset Quality Review and Credit Risk Management” discussion for additional details with regard to credit loss expense.

Noninterest Income and Expense

Total noninterest income is comprised primarily of fee-based revenues from wealth management and trust services, bank-related service charges on deposit activities, net securities gains, merchant and card fees related to electronic processing of merchant and cash transactions and gain on the sale of loans held for sale.

Noninterest income during the years ended 2024 and 2023 totaled $9.8 million and $9.2 million, respectively. The increase in noninterest income in 2024 compared to 2023 is primarily due to an increase in wealth management income due to growth in assets under management and new account relationships.

Noninterest expense for the Company consists of all operating expenses other than interest expense on deposits and other borrowed funds. Salaries and employee benefits are the largest component of the Company’s operating expenses and comprise 60% and 59% of noninterest expense in 2024 and 2023, respectively.

Noninterest expense during the years ended 2024 and 2023 totaled $42.0 million and $40.2 million, respectively. The increase in noninterest expense is primarily due to normal increases in salaries and benefits and $799 thousand of consultant fees for certain contract negotiations included in professional fees in 2024. The percentage of noninterest expense to average assets was 1.97% in 2024, compared to 1.88% during 2023.

Provision for Income Taxes

The provision for income taxes for 2024 and 2023 was $2.0 million and $2.1 million, respectively. This amount represents an effective tax rate of 17% and 16%, respectively. The Company's federal income tax rate was 21% for the years ended December 31, 2024 and 2023. The decrease in income tax expense and lower than expected tax rate in 2024 and 2023 was primarily due to a higher proportion of tax-exempt interest income and New Markets Tax Credits to pretax income.

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

Total assets decreased to $2.13 billion in 2024 compared to $2.16 billion in 2023, or 1.0%. The decrease was primarily due to a decrease in securities available-for-sale and partially offset by an increase in loans and interest-bearing deposits in financial institutions.

Loan Portfolio

Net loans as of December 31, 2024 totaled $1.30 billion, an increase of 2.0% from the $1.28 billion as of December 31, 2023. Loans increased primarily due to increases in the 1 to 4 family residential real estate and agricultural operating loan portfolios. Loans are the primary contributor to the Company’s revenues and cash flows. The average yield on loans was 299 and 254 basis points higher in 2024 and 2023, respectively, in comparison to the average tax-equivalent investment portfolio yields.

Types of Loans

The Company's loan portfolio consists of real estate, commercial, agricultural and consumer loans. As of December 31, 2024, gross loans totaled approximately $1.32 billion, which equals approximately 71.5% of total deposits and 61.9% of total assets. The Iowa State Average Report (consisting of 232 banks in the State of Iowa) loan to deposit ratio as of December 31, 2024 was 78%. As of December 31, 2024, the majority of the loans were originated directly by the Banks to borrowers within the Banks’ principal market areas. There are no foreign loans outstanding during the years presented.

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

Commercial loans consist primarily of loans to businesses for various purposes, including revolving lines to finance current operations, floor-plans, inventory and accounts receivable; capital expenditure loans to finance equipment and other fixed assets; and letters of credit. These loans generally have short maturities of less than five years, have either adjustable or fixed rates and are generally secured by inventory, accounts receivable, equipment and/or real estate.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates as of December 31, 2024

The contractual maturities of the Company's loan portfolio are as shown below. Actual maturities may differ from contractual maturities because individual borrowers may have the right to prepay loans with or without prepayment penalties (in thousands).

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	15 years	15 years	Total

Real Estate
Construction	$35,588	$16,263	$6,405	$1,025	$59,281
1-4 family residential	28,516	90,508	134,924	55,756	309,704
Multi-family	17,224	161,968	3,222	17,795	200,209
Commercial	46,130	206,995	48,399	48,969	350,493
Agricultural	8,993	25,405	50,769	74,713	159,880
Commercial	36,248	32,591	19,228	1,956	90,023
Agricultural	108,677	22,350	2,945	185	134,157
Consumer and other	1,613	9,453	5,848	152	17,066

Total loans	$282,989	$565,533	$271,740	$200,551	$1,320,813

The following table shows the contractual maturities after one year of the Company’s loan portfolio by fixed- and variable-rate loans as of December 31, 2024 (in thousands):

	After one	After five
	year but	years but
	within	within	After
	five years	15 years	15 years
Fixed-rate loans
Real Estate
Construction	$12,772	$22	$905
1-4 family residential	84,615	99,153	3,508
Multi-family	157,958	-	69
Commercial	194,715	14,291	-
Agricultural	22,118	18,188	792
Commercial	28,500	10,648	75
Agricultural	20,188	1,286	185
Consumer and other	9,094	5,848	8

Total fixed-rate loans	529,960	149,436	5,542

Variable-rate loans
Real Estate
Construction	3,491	6,383	120
1-4 family residential	5,893	35,771	52,248
Multi-family	4,010	3,222	17,726
Commercial	12,280	34,108	48,969
Agricultural	3,287	32,581	73,921
Commercial	4,091	8,580	1,881
Agricultural	2,162	1,659	-
Consumer and other	359	-	144

Total variable-rate loans	35,573	122,304	195,009

Total loans	$565,533	$271,740	$200,551

Loans Held For Sale

There was $342 thousand of mortgage origination funding awaiting delivery to the secondary market as of December 31, 2024 and $124 thousand as of December 31, 2023. Residential mortgage loans are originated by the Banks and sold to several secondary mortgage market outlets based upon customer product preferences and pricing considerations. The mortgages are sold in the secondary market to eliminate interest rate risk and to generate secondary market fee income. It is not anticipated at the present time that loans held for sale will become a significant portion of total assets.

Investment Portfolio

Total investments as of December 31, 2024 were $648.5 million, a decrease of $87.9 million or 11.9% from the prior year end. As of December 31, 2024 and 2023, the investment portfolio comprised 30% and 34% of total assets, respectively. The decrease in investments during 2024 is primarily due to maturities in excess of purchases. The decrease is offset in part by lower unrealized losses in the investment portfolio.

Management’s process for obtaining and validating the fair value of investment securities is discussed in Note 16 of the “Notes to Consolidated Financial Statements,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report.

Investment Maturities as of December 31, 2024

The investments in the following table are reported by contractual maturity. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without prepayment penalties (in thousands).

		After one	After five
		year but	years but
	Within	within	within	After
	one year	five years	ten years	ten years	Total

U.S. government treasuries	$56,459	$107,162	$4,094	$-	$167,715
U.S. government agencies	23,926	45,928	13,579	-	83,433
U.S. government mortgage-backed securities	1,512	59,128	29,467	943	91,050
States and political subdivisions (1)	18,478	154,758	65,414	6,912	245,562
Corporate bonds	4,874	42,338	13,541	-	60,753

Total	$105,249	$409,314	$126,095	$7,855	$648,513

Weighted average yield
U.S. government treasuries	1.29%	1.28%	1.45%	n/a	1.29%
U.S. government agencies	1.15%	2.08%	3.45%	n/a	2.05%
U.S government mortgage-backed securities	2.41%	0.28%	0.70%	4.84%	0.49%
States and political subdivisions (1)	2.45%	2.34%	2.42%	2.83%	2.39%
Corporate bonds	2.82%	2.83%	2.76%	n/a	2.81%

Total	1.55%	1.77%	2.12%	3.05%	1.83%

(1) Yields on tax-exempt obligations of states and political subdivisions have been computed on a tax-equivalent basis using a federal income tax rate of 21 percent.

The Company's investment portfolio had an expected duration of 3.1 years and 3.6 years as of December 31, 2024 and 2023, respectively.

At December 31, 2024 and 2023, the Company’s investment securities portfolio included securities issued by 258 and 272 government municipalities and agencies located within 30 states with a fair value of $245.6 million and $269.9 million, respectively. No one municipality or agency represents a concentration within this segment of the investment portfolio. Omaha, Nebraska, sewer revenue bonds with a fair value of $5.3 million (approximately 2.1% of the fair value of the government municipalities and subdivisions) represent the largest exposure to any one municipality or subdivision for the Company as of December 31, 2024.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of December 31, 2024 and 2023 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2024		2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$51,515	$47,768	$59,721	$55,827
Texas	25,859	23,995	29,199	26,721
Nebraska	19,256	17,005	19,660	17,202
Oregon	9,167	8,651	9,885	9,299
Connecticut	8,698	8,089	8,700	8,183
Washington	7,885	7,184	9,632	8,860
Other (2024: 15 states; 2023: 15 states)	28,351	26,192	32,698	30,257

Total general obligation bonds	$150,731	$138,884	$169,495	$156,349

Revenue bonds:
Iowa	$43,859	$41,320	$48,645	$45,953
Texas	14,764	13,266	14,794	13,193
Nebraska	9,042	8,029	9,397	8,238
Other (2024: 23 states; 2023: 23 states)	47,722	44,063	50,144	46,158

Total revenue bonds	$115,387	$106,678	$122,980	$113,542

Total obligations of states and political subdivisions	$266,118	$245,562	$292,475	$269,891

As of December 31, 2024 and 2023, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities and water utilities. The revenue bonds are to be paid from 15 and 16 revenue sources in 2024 and 2023, respectively. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2024		2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$27,404	$25,327	$29,409	$27,284
Water	19,373	17,967	20,394	18,968
College and universities, primarily dormitory revenues	16,207	14,685	16,944	15,340
Sewer	12,205	11,024	12,771	11,465
Leases	7,936	7,364	8,060	7,421
Other	32,262	30,311	35,402	33,064

Total revenue bonds by revenue source	$115,387	$106,678	$122,980	$113,542

Deposits

Total deposits were $1.85 billion and $1.81 billion as of December 31, 2024 and 2023, respectively. The increase of $34.9 million between the periods can be primarily attributed to increases in time deposits and public funds. A portion of the increase in time deposits and public funds was offset by a decline in noninterest-bearing checking, savings and money market accounts. Balances fluctuate as customer liquidity needs vary and could be impacted by prevailing market interest rates, competition, and economic conditions. Approximately 14% of deposits are tied to external indexes as of December 31, 2024. Deposit interest expense related to these deposits can be more volatile than our other deposit products in a changing interest rate environment.

The Company’s primary source of funds is customer deposits. The Banks attempt to attract noninterest-bearing deposits, which are a low-cost funding source. In addition, the Banks offer a variety of interest-bearing accounts designed to attract both short-term and longer-term deposits from customers. Interest-bearing accounts earn interest at rates established by Bank management based on competitive market factors and the Company’s need for funds. While 91.9% of the Banks’ certificates of deposit mature in the next year, it is anticipated that many of these certificates will be renewed. Rate sensitive certificates of deposits in excess of $250,000 are subject to somewhat higher volatility with regard to renewal volume as the Banks adjust rates based upon funding needs. In the event a substantial volume of certificates is not renewed, the Company believes it has sufficient liquid assets and borrowing lines to fund significant runoff. A sustained reduction in deposit volume would have a significant negative impact on the Company’s operations and liquidity. The Company had $14.2 million and $6.9 million of brokered deposits as of December 31, 2024 and 2023, respectively. The Company has approximately $643 million of estimated uninsured deposits as of December 31, 2024. Approximately $168 million of estimated uninsured deposits were collateralized by pledged assets.

Average Deposits by Type

The following table sets forth the average balances for each major category of deposit and the weighted average interest rate paid for deposits during the years ended December 31, 2024 and 2023 (dollars in thousands).

	2024		2023
	Average		Average
	Amount	Rate	Amount	Rate

Non-interest bearing checking deposits	$340,868	0.00%	$373,704	0.00%
Interest bearing checking deposits	618,728	1.97%	609,965	1.61%
Money market deposits	361,723	1.65%	395,351	1.45%
Savings deposits	187,427	0.64%	207,314	0.59%
Time certificates	307,229	4.12%	255,434	3.01%

	$1,815,975		$1,841,768

Deposit Maturity

The following table shows the amounts and remaining maturities of time certificates of deposit that had balances in excess of the FDIC insurance limit of $250 thousand as of December 31, 2024 and 2023 (in thousands).

	2024	2023

3 months or less	$39,710	$31,537
Over 3 through 6 months	20,620	15,808
Over 6 through 12 months	15,227	16,427
Over 12 months	9,439	3,961

Total	$84,996	$67,733

The following table shows the amounts and remaining maturities of the portion of estimated time deposits in excess of FIDC Insurance Limits as of December 31, 2024 and 2023 (in thousands).

	2024	2023

3 months or less	$26,573	$21,942
Over 3 through 6 months	23,538	11,174
Over 6 through 12 months	16,124	18,355
Over 12 months	11,172	7,701

Total	$77,407	$59,172

Borrowed Funds

Borrowed funds that may be utilized by the Company are comprised of the Federal Reserve Bank Term Funding Program (BTFP), FHLB advances, federal funds purchased and securities sold under agreements to repurchase (repurchase agreements). Borrowed funds are an alternative funding source to deposits and can be used to fund the Company’s assets and unforeseen liquidity needs. The BTFP offers loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The BTFP allows for borrowing from the Federal Reserve Bank up to the par value of the pledged collateral. FHLB advances are loans  that can mature daily or have longer maturities for fixed or floating rates of interest. Federal funds purchased are borrowings from other banks that mature daily. Repurchase agreements are similar to deposits as they are funds lent by various Bank customers; however, investment securities are pledged to secure such borrowings. The Company’s repurchase agreements reprice daily.

The following table summarizes the outstanding amount of, and the average rate on, borrowed funds as of December 31, 2024 and 2023 (dollars in thousands).

	2024		2023

		Average		Average
	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$52,412	3.14%	$53,994	2.83%
Other borrowings	46,952	4.42%	110,588	4.63%

Total	$99,364	3.74%	$164,582	4.04%

Average Annual Borrowed Funds

The following table sets forth the average amount of and the average rate paid on borrowed funds for the years ended December 31, 2024 and 2023 (dollars in thousands).

	2024		2023

		Average		Average
	Balance	Rate	Balance	Rate

Federal funds purchased and repurchase agreements	$45,075	3.21%	$48,602	2.80%
Other borrowings	83,370	5.01%	84,316	4.56%

Total	$128,445	4.38%	$132,918	3.92%

Off-Balance-Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit that assist customers with their credit needs to conduct business. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024, the most likely impact of these financial instruments on revenues, expenses, or cash flows of the Company would come from unidentified credit risk causing higher credit loss expense in future periods. These financial instruments are not expected to have a significant impact on the liquidity or capital resources of the Company. For additional information, including quantification of the amounts involved, see Note 14 of the “Notes to Consolidated Statements” and the “Liquidity and Capital Resources” section of this Annual Report.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is centered in the loan portfolio, which on December 31, 2024, totaled $1.30 billion as compared to $1.28 billion as of December 31, 2023, an increase of 2.0%. Net loans comprise approximately 61% of total assets as of the end of 2024. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of a transaction and to quantify and manage credit risk on a portfolio basis. As the following chart indicates, the Company’s non-performing assets have increased by 11.4% from December 31, 2023 and total $15.5 million as of December 31, 2024. The Company’s level of non-performing loans as a percentage of loans of 1.17% as of December 31, 2024, is higher than the Iowa State Average peer group of FDIC insured institutions as of December 31, 2024, of 0.47%. Management believes that the allowance for credit losses as of December 31, 2024 remains adequate based on its analysis of the non-performing assets and the portfolio as a whole.

Non-performing Assets

The following table sets forth information concerning the Company's non-performing assets for the past three years ended December 31, 2024 (dollars in thousands):

	2024	2023	2022

Nonperforming assets:
Nonaccrual loans	$14,772	$13,811	$14,722
Loans 90 days or more past due	736	109	-

Total nonperforming loans	15,508	13,920	14,722
Securities available-for-sale	-	-	-
Other real estate owned	-	-	-

Total nonperforming assets	$15,508	$13,920	$14,722

Ratio of nonaccrual loans to total loans outstanding	1.12%	1.07%	1.19%

Ratio of allowance for credit losses to nonaccrual loans	115.48%	121.47%	106.62%

The accrual of interest on nonaccrual and other non-performing loans is generally discontinued at 90 days or when, in the opinion of management, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received and when principal obligations are expected to be recoverable. Interest income on restructured loans is recognized pursuant to the terms of the new loan agreement. Interest income on other non-performing loans remaining on accrual is monitored and income is recognized based upon the terms of the underlying loan agreement. However, the recorded net investment in non-performing loans, including accrued interest, is limited to the present value of the expected cash flows of the substandard-impaired loan or the observable fair value of the loan’s collateral.

Non-performing loans totaled $15.5 million as of December 31, 2024 and were $1.6 million higher than the non-performing loans as of December 31, 2023. The increase in non-performing loans was due primarily to one loan relationship in the commercial real estate and commercial operating portfolios. The Company considers non-performing loans to generally include nonaccrual loans, loans past due 90 days or more and still accruing and other loans that may or may not meet the former non-performing criteria.

The allowance for credit losses related to these non-performing loans was approximately $98 thousand and $118 thousand at December 31, 2024 and 2023, respectively. The average balances of non-performing loans for the years ended December 31, 2024 and 2023 were $14.4 million and $13.2 million, respectively. For the years ended December 31, 2024 and 2023, interest income, which would have been recorded under the original terms of nonaccrual loans, was approximately $963 thousand and $768 thousand, respectively. There were $736 thousand and $109 thousand of loans greater than 90 days past due and still accruing interest as of December 31, 2024 and 2023, respectively.

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

Analysis of the Allowance for Credit Losses

The Company’s policy is to charge-off loans when, in management’s opinion, the loan is deemed uncollectible, although concerted efforts are made to maximize future recoveries. The following table sets forth information regarding net charge-offs to average loans outstanding by loan type during the years ended December 31, 2024 and 2023 (in thousands).

	2024			2023
			Net			Net
			charge-offs			charge-offs
	Net		(recoveries)	Net		(recoveries)
	charge-offs	Average	to average	charge-offs	Average	to average
	(recoveries)	Loans	loans	(recoveries)	Loans	loans

Net charge-offs (recoveries):
Real estate
Construction	$-	$64,619	0.00%	$-	$62,056	0.00%
1-4 Family residential	(13)	296,073	0.00%	(5)	287,062	0.00%
Multi-family	-	198,980	0.00%	-	190,525	0.00%
Commercial	-	353,580	0.00%	(5)	347,267	0.00%
Agricultural	-	159,577	0.00%	-	160,199	0.00%
Commercial	464	89,932	0.52%	28	85,914	0.03%
Agricultural	-	118,947	0.00%	198	93,813	0.21%
Consumer and other	2	16,763	0.01%	(3)	16,403	-0.02%

Totals	$453	$1,298,471	0.03%	$213	$1,243,239	0.02%

Pooled reserves for loan categories range from 0.81% to 2.41% of the outstanding loan balances as of December 31, 2024. In general, as loan volume increases, the pooled reserve levels increase with that growth and as loan volume decreases, the pooled reserve levels decrease with that decline. The allowance relating to commercial real estate is the largest reserve component. As of December 31, 2024, commercial real estate loans have a pooled reserve of 1.45%.

Other factors considered when determining the adequacy of the pooled reserve include historical losses; watch, substandard and substandard-impaired loan volume; the ability to collect past due loans; loan growth; loan-to-value ratios; loan administration; collateral values; and economic factors. The Company’s concentration risks include geographic concentration in Iowa; the local economy’s dependence upon several large governmental entity employers, including Iowa State University; and the health of Iowa’s agricultural sector that, in turn, is dependent on crop and livestock prices, weather conditions, trade policies and government programs. No assurances can be made that losses will remain at the relatively favorable levels experienced over the past five years.

Loans that the Banks have identified as having higher risk levels are reviewed individually in an effort to establish adequate loss reserves. These reserves are considered specific reserves and are directly impacted by the credit quality of the underlying loans. The specific reserves are dependent upon assumptions regarding the liquidation value of collateral and the cost of recovering collateral including legal fees. Changing the amount of specific reserves on individual loans has historically had a significant impact on the reallocation of the allowance among different parts of the portfolio. The following table sets forth information regarding changes in the Company's specific reserve on loans individually evaluated for credit losses and loans individually evaluated for credit losses for the most recent three years (dollars in thousands):

	2024	2023	2022

Specific reserve on loans individually evaluated for credit losses	$98	$118	$95

Loans individually evaluated for credit losses	$14,772	$13,794	$14,386

Percentage increase (decrease) in specific reserve on loans individually evaluated for credit losses	-17%	24%	-93%

Percentage increase (decrease) in loans individually evaluated for credit losses	7%	-4%	17%

Allocation of the Allowance for Credit Losses

The following table sets forth information concerning the Company’s allocation of the allowance for credit losses for the most recent three years (dollars in thousands):

	2024		2023		2022
	Amount	% *	Amount	% *	Amount	% *

Balance at end of period applicable to:
Real Estate
Construction	$482	5%	$408	5%	$730	4%
1-4 family residential	3,890	23%	3,333	22%	3,028	23%
Multi-family	2,188	15%	2,542	15%	2,493	15%
Commercial	4,932	27%	5,236	28%	4,742	29%
Agricultural	1,584	12%	1,238	13%	1,625	13%
Commercial	1,759	7%	1,955	7%	1,153	6%
Agricultural	1,805	10%	1,607	9%	1,705	9%
Consumer and other	418	1%	457	1%	221	1%

	$17,058	100%	$16,776	100%	$15,697	100%

* Percent of loans in each category to total loans.

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

Commercial real estate and multi-family real estate represent approximately 42% of the loan portfolio as of December 31, 2024.  The following is an additional breakdown of the Company's commercial real estate and multi-family real estate portfolios (in thousands):

	December 31, 2024		December 31, 2023

	Total	Percent of Total Loans	Total	Percent of Total Loans

Real estate - multi-family	$ 200,209	15.2%	$ 195,536	15.8%

Real estate - commercial
Owner-Occupied All Purposes	183,530	13.9%	174,441	14.0%
Non-Owner Occupied Retail or Other	57,971	4.4%	69,711	5.6%
Non-Owner Occupied Hotel	39,567	3.0%	36,267	2.9%
Non-Owner Occupied Office	34,813	2.6%	36,316	2.9%
Non-Owner Occupied Warehouse	34,612	2.6%	42,531	3.4%
Total real estate - commercial	350,493	26.5%	359,266	28.9%

Total real estate - commercial and multi-family	$ 550,702	41.7%	$ 554,802	44.7%

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

As of December 31, 2024, management believes that the level of liquidity and capital resources of the Company remain at a satisfactory level and compare favorably to that of other FDIC insured institutions and that the Company's liquidity sources will be sufficient to support its existing operations for the foreseeable future.

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

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks, interest-bearing deposits in financial institutions and federal funds sold for December 31, 2024 and 2023 totaled $101.2 million and $55.1 million, respectively. The higher balance of liquid assets as of December 31, 2024 primarily relates to increased deposits at the Federal Reserve Bank.

Other sources of liquidity available to the Banks as of December 31, 2024 include available borrowing capacity with the FHLB of $245.3 million and federal funds borrowing capacity at correspondent banks of $97.0 million. As of December 31, 2024, the Company had outstanding FHLB advances and other borrowings of $47.0 million, no federal funds purchased, and securities sold under agreements to repurchase of $52.4 million.

Total investments as of December 31, 2024, were $648.5 million compared to $736.4 million as of year-end 2023. The investment portfolio provides the Company with a significant amount of liquidity since all investments are classified as available-for-sale as of December 31, 2024 and 2023. The investments have pretax net unrealized losses of $52.0 million and $62.3 million as of December 31, 2024 and 2023, respectively.

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

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the years ended December 31, 2024 and 2023 totaled $14.3 million and $19.2 million, respectively. The change in net cash provided by operating activities in 2024 was primarily due to payments of accrued interest on borrowings.

Net cash provided by investing activities for the years ended December 31, 2024 and 2023 was $72.0 million and $19.1 million, respectively. The change in net cash provided by investing activities in 2024 was primarily due to maturities of securities available-for-sale and partially offset by growth in the loan portfolio.

Net cash (used in) financing activities for the years ended December 31, 2024 and 2023 totaled ($40.2) million and ($11.1) million, respectively. The change in net cash (used in) financing activities in 2024 was due primarily to fewer proceeds from other borrowings between periods and partially offset by an increase in deposits.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Company requires adequate liquidity to pay its expenses and pay stockholder dividends. In 2024, dividends from the Banks amounted to $10.2 million compared to $10.0 million in 2023. Various federal and state statutory provisions limit the amount of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

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

The Company has unconsolidated cash and interest-bearing deposits totaling $992 thousand that is available as of December 31, 2024 to provide additional liquidity to the Banks.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flow Needs

Commitments to extend credit totaled $232.0 million as of December 31, 2024 compared to a total of $262.7 million at the end of 2023. The timing of these credit commitments varies with the underlying borrowers; however, the Company believes it has satisfactory liquidity to fund these obligations as of December 31, 2024. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no other known trends in liquidity and cash flow needs as of December 31, 2024, that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity increased to $174.7 million at December 31, 2024, from $165.8 million at December 31, 2023. As of December 31, 2024 and 2023, stockholders’ equity as a percentage of total assets was 8.2% and 7.7%, respectively. The increase in stockholders’ equity was primarily the result of a decrease in unrealized losses on the investment portfolio and the retention of net income in excess of dividends. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of December 31, 2024. Net unrealized losses on the investment portfolio are excluded from regulatory capital.

From time to time, the Company’s board of directors has authorized stock repurchase plans. Stock repurchase plans allow the Company to proactively manage its capital position and return excess capital to shareholders. A total of 43,057 shares of common stock were repurchased under stock repurchase plans in 2024 and no shares of common stock were repurchased in 2023. Also see Part II, Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, included elsewhere in this Annual Report.

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

●	Uncertainties related to the policies of the new presidential administration, including the possibility of tariffs imposed on significant trading partners, the imposition of retaliatory tariffs, the potential for disruption of major trade relationships, new immigration policies and enforcement efforts, and reductions in federal employment levels, contracts and real estate holdings as part of the administration's effort to streamline the federal bureaucracy.

●	The potential for decline in commercial real estate values resulting from reduced occupancy and/or rental rates and higher operating costs due to inflation, negatively impacting the ability of our commercial real estate borrowers to repay their loan obligations and reducing the value of the real estate collateral securing such loans.

●	Factors adversely affecting the agricultural economy in Iowa, including the effects of tariffs and retaliatory tariffs, depressed commodity and livestock prices and higher input costs due to inflation, negatively impacting the ability of our agricultural borrowers to repay their loan obligations and reducing collateral values for such loans.

●	Adequacy of the allowance for credit losses and changes in the level of non-performing assets and charge-offs.

●	Inflation, interest rates, securities market and monetary fluctuations.

●	Changes in the fair value of securities available-for-sale and management’s evaluation of credit losses of such securities.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee

Ames National Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ames National Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s loan portfolio totaled $1.3 billion, and the allowance for credit losses on loans (ACL) was $17.06 million as of December 31, 2024. The Company primarily uses loss rate based undiscounted cash flow (UDCF) methods to estimate credit losses by portfolio segment. For loans that share similar risk characteristics, loans are designated into loan segments based on loans pooled by product types and similar risk characteristics or areas of risk concentration. The model calculates an expected loss percentage for each loan class by considering the historical loss rate of similar peers.  The component of the allowance for credit losses for loans that share similar risk characteristics also considers qualitative factors for each loan segment to adjust for differences between the historical period used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio to reflect management’s expectation of future conditions based on a reasonable and supportable forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reduces, on a straight-line basis over one year, the adjustments so that the model reverts back to the historical loss rates. Loans that do not share similar risk characteristics are evaluated on an individual basis.

We identified the ACL as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity in auditing management’s estimate of the ACL, specifically management’s identification and measurement of key qualitative factor adjustments.  This required a high degree of subjectivity and auditor effort due to the complexities of the model and the nature of the qualitative factor adjustments, which had a significant effect on the ACL.

The primary procedures we performed to address this critical audit matter included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including management’s process for developing and applying key qualitative factor adjustments

●	Obtained an understanding and evaluated the design of controls relating to management’s determination of the ACL, including:

○	Controls over the completeness and accuracy of data used to determine the ACL, and
○	Controls over management’s review and approval of the ACL, including the determination of key qualitative factor adjustments

●	Tested the mathematical accuracy of the calculation of the ACL, including the mathematical application of key qualitative factor adjustments on the loan segments

●	Evaluated the key qualitative factor adjustments made to the ACL, including assessing the reasonableness and basis for those key adjustments and testing internal and external data used in determining the key qualitative factor adjustments by agreeing significant inputs and underlying data to internal and external sources.

●	Evaluated the reasonableness of management’s identification and application of key qualitative factor adjustments to the ACL, including evaluating management’s judgements for reasonableness based on changes in economic conditions and the loan portfolio, as well as relevant internal and third-party data

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2023.

Springfield, Missouri

March 12, 2025

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(in thousands, except share and per share data)

	2024	2023
ASSETS
Cash and due from banks	$19,525	$24,105
Interest-bearing deposits in financial institutions and federal funds sold	81,702	30,996
Total cash and cash equivalents	101,227	55,101
Interest-bearing time deposits	6,166	8,904
Securities available-for-sale	648,513	736,389
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,883	3,086
Loans receivable, net	1,303,917	1,277,812
Loans held for sale	342	124
Bank premises and equipment, net	21,567	22,549
Accrued income receivable	13,864	12,953
Bank-owned life insurance	3,214	3,131
Deferred income taxes, net	14,056	16,496
Other intangible assets, net	1,092	1,429
Goodwill	12,424	12,424
Other assets	2,915	5,083

Total assets	$2,133,180	$2,155,481

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$358,386	$370,942
Interest-bearing checking	619,951	611,891
Savings and money market	540,491	552,275
Time, $250 and over	84,996	67,733
Other time	242,858	208,990
Total deposits	1,846,682	1,811,831

Securities sold under agreements to repurchase	52,412	53,994
Other borrowings	46,952	110,588
Dividends payable	1,790	2,428
Accrued interest payable	3,208	4,710
Accrued expenses and other liabilities	7,430	6,142
Total liabilities	1,958,474	1,989,693

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,949,110 and 8,992,167 shares as of December 31, 2024 and 2023, respectively	17,898	17,984
Additional paid-in capital	13,635	14,253
Retained earnings	182,236	180,438
Accumulated other comprehensive (loss)	(39,063)	(46,887)
Total stockholders' equity	174,706	165,788

Total liabilities and stockholders' equity	$2,133,180	$2,155,481

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2024 and 2023

(in thousands, except per share data)

	2024	2023

Interest and dividend income:
Loans, including fees	$65,791	$56,810
Securities:
Taxable	12,014	12,674
Tax-exempt	1,994	2,292
Other interest and dividend income	2,808	2,525
Total interest and dividend income	82,607	74,301

Interest expense:
Deposits	32,011	24,471
Other borrowed funds	5,620	5,205
Total interest expense	37,631	29,676

Net interest income	44,976	44,625

Credit loss expense	592	789

Net interest income after credit loss expense	44,384	43,836

Noninterest income:
Wealth management income	5,310	4,649
Service fees	1,450	1,349
Securities gains (losses), net	(165)	35
Gain on sale of loans held for sale	524	362
Merchant and card fees	1,640	1,665
Other noninterest income	1,078	1,155
Total noninterest income	9,837	9,215

Noninterest expense:
Salaries and employee benefits	25,145	23,664
Data processing	6,152	5,985
Occupancy expenses, net	3,007	2,965
FDIC insurance assessments	1,164	1,095
Professional fees	2,605	2,081
Business development	1,373	1,360
Intangible asset amortization	337	502
New Markets Tax Credit projects amortization	766	767
Other operating expenses, net	1,431	1,743
Total noninterest expense	41,980	40,162

Income before income taxes	12,241	12,889

Provision for income taxes	2,023	2,072

Net income	$10,218	$10,817

Basic and diluted earnings per share	$1.14	$1.20

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2024 and 2023

(in thousands)

	2024	2023

Net income	$10,218	$10,817
Other comprehensive income, before tax:
Unrealized gains (losses) on securities before tax:
Unrealized holding gains arising during the period	10,134	21,279
Plus: reclassification adjustment for (gains) losses realized in net income	165	(35)
Other comprehensive income before tax	10,299	21,244
Tax (expense) related to other comprehensive income	(2,451)	(5,056)
Other income tax effects from tax reform	(24)	(5)
Other comprehensive income, net of tax	7,824	16,183
Comprehensive income	$18,042	$27,000

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2024 and 2023

(in thousands, except share and per share data)

					Accumulated
					Other	Total
	Common Stock		Additional Paid-	Retained	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2022	8,992,167	17,984	14,253	179,931	(63,070)	149,098
Cumulative change in accounting principle		-	-	(603)	-	(603)
Net income		-	-	10,817	-	10,817
Other income tax effects from tax reform		-	-	5	-	5
Other comprehensive income		-	-	-	16,183	16,183
Cash dividends declared, $1.08 per share		-	-	(9,712)	-	(9,712)
Balance, December 31, 2023	8,992,167	$17,984	$14,253	$180,438	$(46,887)	$165,788
Net income		-	-	10,218	-	10,218
Other income tax effects from tax reform		-	-	24	-	24
Other comprehensive income		-	-	-	7,824	7,824
Repurchase and retirement of stock	(43,057)	(86)	(618)	-	-	(704)
Cash dividends declared, $0.94 per share		-	-	(8,444)	-	(8,444)
Balance, December 31, 2024	8,949,110	$17,898	$13,635	$182,236	$(39,063)	$174,706

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2024 and 2023

(in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,218	$10,817
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense for loans	735	774
Credit loss expense (benefit) for off-balance sheet credit exposures	(143)	15
Amortization of securities available-for-sale, loans and deposits, net	844	1,524
Amortization of intangible assets	337	502
Depreciation	1,355	1,250
Provision for deferred income taxes	(11)	766
Securities (gains) losses, net	165	(35)
Increase in cash value of bank-owned life insurance	(83)	(77)
Gain on sales of loans held for sale	(524)	(362)
Proceeds from the sales of loans held for sale	27,121	18,678
Originations of loans held for sale	(26,815)	(18,286)
Amortization of investment in New Markets Tax Credit projects	766	767
Gain on other real estate owned, net	(11)	-
Change in assets and liabilities:
(Increase) in accrued income receivable	(911)	(1,678)
Decrease (increase) in other assets	1,327	(365)
Increase (decrease) in accrued interest payable	(1,502)	4,044
Increase in accrued expenses and other liabilities	1,431	873
Net cash provided by operating activities	14,299	19,207

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	2,738	5,765
Purchase of securities available-for-sale	(15,343)	(6,418)
Proceeds from sale of securities available-for-sale	2,049	2,069
Proceeds from maturities and calls of securities available-for-sale	110,309	73,917
Purchase of FHLB stock	(11,109)	(18,791)
Proceeds from the redemption of FHLB and FRB stock	10,312	20,318
Net (increase) in loans	(26,760)	(52,904)
Net proceeds from the sale of other real estate owned	82	-
Purchase of premises and equipment	(298)	(4,894)
Net cash provided by investing activities	71,980	19,062

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits	34,851	(86,126)
Increase (decrease) in securities sold under agreements to repurchase	(1,582)	13,318
Payments on other borrowings	(177,088)	(186,962)
Proceeds from other borrowings	131,452	269,850
Net (payments on) FHLB short-term borrowings	(18,000)	(11,420)
Dividends paid	(9,082)	(9,712)
Stock repurchases	(704)	-
Net cash (used in) financing activities	(40,153)	(11,052)

Net increase in cash and cash equivalents	46,126	27,217

CASH AND CASH EQUIVALENTS
Beginning	55,101	27,884
Ending	$101,227	$55,101

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2024 and 2023

(in thousands)

	2024	2023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$39,133	$25,632
Income taxes	626	1,813

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$71	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared, not paid	$1,790	$2,428

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

Segment information: The Company uses the “management approach” for reporting information about segments in annual and interim financial statements. The “management approach” is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Operating segments are aggregated into one as operating results for all segments are similar. Based on the “management approach” model, the Company has determined that its business is comprised of one reportable operating segment: banking. See Note 17 for additional segment disclosures.

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

Interest-bearing time deposits: Interest-bearing time deposits mature within four years and are carried at cost.

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

Credit losses may result from credit deterioration of the issuer or collateral underlying the security. In performing an assessment of whether any decline in fair value is due to a credit loss, all relevant information is considered at the individual security level. For asset-backed securities performance indicators considered related to the underlying assets include default rates, delinquency rates, percentage of non-performing assets, debt-to-collateral ratios, third-party guarantees, current levels of subordination, vintage, geographic concentration, analyst reports and forecasts, credit ratings and other market data. In assessing whether a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount the fair value is less than amortized cost basis.

If the Company intends to sell a debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged against the allowance for credit losses with any incremental impairment reported in earnings.

Accrued interest receivable on AFS debt securities totaled $2.9 million and $3.5 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses.

FHLB and FRB stock: The Banks, as members of the FHLB system, are required to maintain an investment in capital stock of the FHLB in an amount equal to 0.06 percent of the member bank’s total assets plus 4.50 percent of outstanding advances from the FHLB and the outstanding principal balance of loans previously issued through the Mortgage Partnership Finance Program (MPF). All shares of FHLB stock are issued and redeemed at par value. The Banks, as members of the FRB system, must subscribe to the capital stock of its District Federal Reserve Bank in an amount equal to 6 percent of the member bank's paid-up capital and surplus and must pay in half of that amount. The other half is subject to call by the Board of Governors. The stock is issued and redeemed at par value. No ready market exists for the FHLB and FRB stock, and it has no quoted market value. The Company evaluates these assets for impairment on a quarterly basis and determined there was no impairment as of December 31, 2024.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses and other basis adjustments. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Accrued interest receivable on loans held for investment totaled $10.9 million and $9.4 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan segments. Loans are designated into loan segments based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the allowance for credit losses, we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and purpose. This model calculates an expected loss percentage for each loan segment by considering the historical loss rate of similar peers. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reduces, on a straight-line basis over one year, the adjustments so that the model reverts back to the historical loss rates. The component of the allowance for credit losses for loans that share similar risk characteristics also considers qualitative factors for each loan segment to adjust for differences between the historical period used to calculate historical loss rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, depth, and ability of the lending management and other relevant staff; (5) the volume and severity of past due loans and other similar conditions; (6) the quality of our loan review system and (7) the value of underlying collateral for collateralized loans. Additional qualitative factors include the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical loss rates so that they reflect management expectation of future conditions based on a reasonable and supportable forecast.

Off-balance sheet credit exposures: The Company, in the normal course of business, extends credit to meet the financing needs of its customers, which are not reflected in the consolidated financial statements. A summary of these commitments is disclosed in Note 14.

Allowance for credit losses on off-balance sheet credit exposures, including unfunded loan commitments: The Company maintains a separate allowance for credit losses from off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit loss methodology applied to funded loans to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. The allowance for credit losses on OBS credit exposures is adjusted as a credit loss expense. Categories of OBS credit exposures correspond to the loan portfolio segments described previously.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2024 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded that there is no impairment of goodwill as of December 31, 2024. Further goodwill impairment evaluations, which may result in goodwill impairment, may be necessary if events or circumstance changes would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The only other significant intangible assets are the core deposit intangible assets. The core deposit intangible assets are determined to have finite lives and are amortized over the estimated useful lives. The core deposit intangible asset is a customer-based relationship valuation attributed to the expectation of a lower net cost of these deposits versus alternative sources of funds. The core deposit intangible assets are reviewed for impairment whenever events occur, or circumstances indicate that the carrying amount may not be recoverable.

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

The Company has fair value hedging relationships at December 31, 2024. The Company uses hedge accounting in accordance with ASC 815, with the unrealized gains and losses, representing the change in fair value of the derivative and the change in fair value of the risk being hedged on the related loan, being recorded in the consolidated statements of income. The ineffective portions of the unrealized gains or losses, if any, are recorded in interest income and interest expense in the consolidated statements of income. The Company uses the dollar-offset method for assessing effectiveness using the cumulative approach. The dollar-offset method compares the fair value of the hedging derivative with the fair value of the hedged exposure. The cumulative approach involves comparing the cumulative changes in the hedging derivative’s fair value to the cumulative changes in the hedged exposure’s fair value.

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

Earnings per share: Basic earnings per share (“EPS”) computations for the years ended December 31, 2024 and 2023 were determined by dividing net income by the weighted-average number of common shares outstanding during the years then ended. The Company had no potentially dilutive securities outstanding during the periods presented.

The following information was used in the computation of basic EPS for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data):

	2024	2023
Basic earning per share computation:
Net income	$10,218	$10,817
Weighted average common shares outstanding	8,991,286	8,992,167
Basic EPS	$1.14	$1.20

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

New and Pending Accounting Pronouncements:

In  March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using Proportional Amortization Method. The ASU is intended to improve the accounting and disclosures for investments in tax credit structures. It allows reporting entities to elect to adopt for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. For public business entities, the amendments are effective for fiscal years beginning after  December 15, 2023, including interim periods within those fiscal years. The ASU did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands segment disclosure requirements for public entities to include disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and did not have a material impact on the consolidated financial statements. See Note 17 for the new segment disclosures.

In  December 2023, the FASB issued ASU  No.  2023- 09, Income Taxes (Topic  740): Improvements to Income Tax Disclosures. The ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table and income taxes paid to be disaggregated by jurisdiction. It also includes certain amendments to improve the effectiveness of income tax disclosures. For public business entities, the amendments are effective for fiscal years beginning after  December 15, 2024. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

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

Note 2. Concentrations and Restrictions on Cash and Due from Banks and Interest-Bearing Deposits in Financial Institutions

The Federal Reserve announced on March 15, 2020, that the reserve requirement ratios would be reduced to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. Prior to March 26, 2020, the Federal Reserve Bank required member banks to maintain certain cash and due from bank reserves. The subsidiary banks did not have a reserve requirement at December 31, 2024 or 2023. The Federal Reserve Board currently has no plans to reinstate the reserve requirement but retains the right to reinstate it.

At December 31, 2024, the Company had approximately $89.6 million on deposit at various financial institutions. Management does not believe these balances carry a significant risk of loss but cannot provide absolute assurance that no losses would occur if these institutions were to become insolvent.

Note 3. Debt Securities

The amortized cost of securities available-for-sale and their approximate fair values are summarized below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2024:
U.S. government treasuries	$176,483	$8	$(8,776)	$167,715
U.S. government agencies	88,625	2	(5,194)	83,433
U.S. government mortgage-backed securities	103,964	6	(12,920)	91,050
State and political subdivisions	266,118	35	(20,591)	245,562
Corporate bonds	65,338	7	(4,592)	60,753
Total	$700,528	$58	$(52,073)	$648,513

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
2023:
U.S. government treasuries	$213,646	$29	$(13,587)	$200,088
U.S. government agencies	99,455	2	(6,842)	92,615
U.S. government mortgage-backed securities	115,988	-	(14,124)	101,864
State and political subdivisions	292,475	93	(22,677)	269,891
Corporate bonds	77,139	11	(5,219)	71,931
Total	$798,703	$135	$(62,449)	$736,389

The amortized cost and fair value of debt securities available-for-sale as of December 31, 2024, are shown below by expected maturity. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$105,290	$103,737
Due after one year through five years	374,000	350,187
Due after five years through ten years	109,174	96,627
Due after ten years	8,100	6,912
	$596,564	$557,463
U.S. government mortgage-backed securities	103,964	91,050
Total	$700,528	$648,513

At December 31, 2024 and 2023, securities with a carrying value of approximately $292.8 million and $374.4 million, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. Securities sold under agreements to repurchase are held by the Company’s safekeeping agent.

The proceeds, gains, and losses from the sale of securities available-for-sale are summarized below (in thousands):

	2024	2023
Proceeds from sales of securities available-for-sale	$2,049	$2,069
Gross realized gains on securities available-for-sale	-	73
Gross realized losses on securities available-for-sale	(165)	(38)

No credit loss expense was recognized on securities available-for-sale for the years ended December 31, 2024 and 2023.

Gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024 and 2023, are summarized as follows (in thousands):

2024:	Less than 12 Months			12 Months or More			Total
	Estimated	Gross		Estimated	Gross		Estimated	Gross
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale:
U.S. government treasuries	$5,466	$(43)	2	$159,321	$(8,733)	94	$164,787	$(8,776)
U.S. government agencies	3,953	(34)	2	77,166	(5,160)	70	81,119	(5,194)
U.S. government mortgage-backed securities	3,740	(64)	5	86,870	(12,856)	154	90,610	(12,920)
State and political subdivisions	13,944	(253)	25	226,201	(20,338)	440	240,145	(20,591)
Corporate bonds	3,153	(27)	4	56,604	(4,565)	74	59,757	(4,592)
Total	$30,256	$(421)	38	$606,162	$(51,652)	832	$636,418	$(52,073)

2023:	Less than 12 Months			12 Months or More			Total
	Estimated	Gross		Estimated	Gross		Estimated	Gross
	Fair	Unrealized	No. of	Fair	Unrealized	No. of	Fair	Unrealized
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale:
U.S. government treasuries	$-	$-	-	$196,432	$(13,587)	121	$196,432	$(13,587)
U.S. government agencies	1,986	(11)	2	90,137	(6,831)	78	92,123	(6,842)
U.S. government mortgage-backed securities	467	(12)	4	101,265	(14,112)	155	101,732	(14,124)
State and political subdivisions	9,054	(73)	18	251,286	(22,604)	474	260,340	(22,677)
Corporate bonds	3,117	(108)	4	67,816	(5,111)	84	70,933	(5,219)
Total	$14,624	$(204)	28	$706,936	$(62,245)	912	$721,560	$(62,449)

At December 31, 2024, debt securities have gross unrealized losses of $52.1 million. These gross unrealized losses are generally due to changes in interest rates or general market conditions. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management concluded that the gross unrealized losses on debt securities were not credit related. Due to potential changes in conditions, it is at least reasonably possible that changes in fair values and management’s assessments will occur in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Note 4. Loans Receivable and Credit Disclosures

The composition of loans receivable is as follows (in thousands):

	2024	2023

Real estate - construction	$59,281	$63,050
Real estate - 1 to 4 family residential	309,704	289,404
Real estate - multi-family	200,209	195,536
Real estate - commercial	350,493	359,266
Real estate - agricultural	159,880	161,517
Commercial	90,023	89,729
Agricultural	134,157	119,136
Consumer and other	17,066	16,540
	1,320,813	1,294,178
Unallocated portfolio layer basis adjustments[1]	162	410
Less allowance for credit losses	(17,058)	(16,776)
Total loans receivable, net	$1,303,917	$1,277,812

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

Construction loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption, vacancy and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the completed project. These estimates  may prove to be inaccurate primarily due to unforeseen circumstances beyond the control of the borrower or lender. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. The Company  may require guarantees on these loans. The Company’s construction loans are secured primarily by properties located in its primary market area. National unemployment rate was a key economic forecast used in estimating expected credit losses for this segment as of December 31, 2023. National unemployment rate and national real gross domestic product (GDP) are key economic forecasts used in estimating expected credit losses for this segment as of December 31, 2024.

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

Multi-family, commercial and agricultural real estate loans are subject to underwriting standards and processes similar to commercial and agricultural operating loans, in addition to those unique to real estate loans. These loans are viewed primarily as cash flow loans and, secondarily, as loans secured by real estate. Multi-family, commercial and agricultural real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Loan-to-value generally does not exceed 80% of the cost or value of the assets. Loans are typically subject to interest rate adjustments between five and seven years from origination. Fully amortized monthly repayment terms normally do not exceed twenty-five years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Appraisals on properties securing these loans are generally performed by fee appraisers approved by the Board of Directors. Because payments on multi-family, commercial and agricultural real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans  may be subject to adverse conditions in the real estate market or the economy. Management monitors and evaluates commercial and agricultural real estate loans based on collateral and risk rating criteria. The Company  may require guarantees on these loans. The Company’s multi-family, commercial and agricultural real estate loans are secured primarily by properties located in its primary market areas. The national unemployment rate and the national real GDP were key economic forecasts used in estimating expected credit losses for the multi-family and commercial real estate segments as of December 31, 2023. The national unemployment rate is a key economic forecast used in estimate credit losses for the multi-family and commercial real estate segments as of December 31, 2024. The national real GDP was a key economic forecast used in estimating expected credit losses for the agricultural real estate segment as of December 31, 2023. The national unemployment rate and national real GDP are key economic forecasts used in estimating expected credit losses for the agricultural real estate segment as of December 31, 2024.

Commercial and agricultural operating loans are underwritten based on the Company’s examination of current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. This underwriting includes the evaluation of cash flows of the borrower, underlying collateral, if applicable, and the borrower’s ability to manage its business activities. The cash flows of borrowers and the collateral securing these loans  may fluctuate in value after the initial evaluation. A first priority lien on the general assets of the business normally secures these types of loans. Loan-to-value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Crop and hail insurance is required for most agricultural borrowers. Loans are generally guaranteed by the principal(s). The Company’s commercial and agricultural operating lending is primarily in its primary market area. The national unemployment rate and the national real GDP were key economic forecasts used in estimating expected credit losses for the commercial operating segment as of December 31, 2023. The national unemployment rate is a key economic forecast used in estimating expected credit losses for the commercial operating segment as of December 31, 2024. The national real GDP was a key economic forecast used in estimating expected credit losses for the agricultural operating segment as of December 31, 2023. The national unemployment rate and national real GDP are key economic forecasts used in estimating expected credit losses for the agricultural operating segment as of December 31, 2024.

Consumer and other loans utilize credit reports to supplement the underwriting process. The underwriting standards include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. To monitor and manage loan risk, policies and procedures are developed and modified, as needed by management. This activity, coupled with smaller loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, market conditions are reviewed by management on a regular basis. The Iowa real GDP and Iowa retail trade earnings were key economic forecasts used in estimating expected credit losses for this segment as of December 31, 2023. The national unemployment rate is a key economic forecast used in estimating expected credit losses for this segment as of December 31, 2024.

The Company reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management and the audit committee. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures. During 2024, The Company evaluated the key economic forecasts used in estimating credit losses for all segments with recent information not available in the prior year.  The economic forecasts used as of December 31, 2024 showed a higher correlation to credit losses than the economic forecasts used as of December 31, 2023.

Summary changes in the allowance for credit losses for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023

Balance, beginning	$16,776	$15,697
Impact of adopting ASC 326	-	518
Credit loss expense (benefit) 1	735	774
Recoveries of loans charged-off	30	32
Loans charged-off	(483)	(245)
Balance, ending	$17,058	$16,776

1 The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $143 thousand related to off-balance sheet credit exposures.

Activity in the allowance for credit losses, on a disaggregated basis, for the years ended December 31, 2024 and 2023 is as follows (in thousands):

2024:		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$408	$3,333	$2,542	$5,236	$1,238	$1,955	$1,607	$457	$16,776
Credit loss expense (benefit)	74	544	(354)	(304)	346	268	198	(37)	735
Recoveries of loans charged-off	-	13	-	-	-	10	-	7	30
Loans charged-off	-	-	-	-	-	(474)	-	(9)	(483)
Balance, ending	$482	$3,890	$2,188	$4,932	$1,584	$1,759	$1,805	$418	$17,058

2023:		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total

Balance, beginning	$730	$3,028	$2,493	$4,742	$1,625	$1,153	$1,705	$221	$15,697
Impact of adopting ASC 326	(395)	242	(24)	513	(398)	449	(61)	192	518
Credit loss expense (benefit)	73	58	73	(24)	11	381	161	41	774
Recoveries of loans charged-off	-	5	-	5	-	9	5	8	32
Loans charged-off	-	-	-	-	-	(37)	(203)	(5)	(245)
Balance, ending	$408	$3,333	$2,542	$5,236	$1,238	$1,955	$1,607	$457	$16,776

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
December 31, 2024	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$62	$-	$-	$62	$-
Real estate - 1 to 4 family residential	696	-	-	696	40
Real estate - multi-family	947	-	-	947	-
Real estate - commercial	10,785	-	-	10,785	-
Real estate - agricultural	420	-	-	420	-
Commercial	460	398	405	1,263	50
Agricultural	213	-	357	570	-
Consumer and other	-	-	3	3	-

	$13,583	$398	$765	$14,746	$90

	Primary Type of Collateral
December 31, 2023	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$66	$-	$-	$66	$-
Real estate - 1 to 4 family residential	678	-	-	678	10
Real estate - multi-family	2,034	-	-	2,034	-
Real estate - commercial	8,993	-	-	8,993	-
Real estate - agricultural	449	-	-	449	-
Commercial	118	-	101	219	96
Agricultural	239	669	402	1,310	-
Consumer and other	-	-	-	-	-

	$12,577	$669	$503	$13,749	$106

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

The following tables show the risk category of loans by loan category and year of origination as of December 31, 2024 (in thousands):

December 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real estate - construction
Pass	$37,743	$16,689	$1,640	$228	$11	$161	$1,991	$58,463
Watch	756	-	-	-	-	-	-	756
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	62	-	-	-	-	-	-	62
Total	$38,561	$16,689	$1,640	$228	$11	$161	$1,991	$59,281

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$46,850	$44,736	$66,864	$52,746	$41,574	$18,767	$21,325	$292,862
Watch	1,233	1,212	91	9,535	1,003	303	95	13,472
Special Mention	-	-	639	-	289	-	-	928
Substandard	-	424	-	1,230	-	90	-	1,744
Substandard-Impaired	568	-	-	70	-	60	-	698
Total	$48,651	$46,372	$67,594	$63,581	$42,866	$19,220	$21,420	$309,704

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$15,316	$20,441	$49,932	$31,822	$36,556	$10,771	$5,735	$170,573
Watch	6,517	-	-	19,971	-	-	-	26,488
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	2,200	-	-	2,200
Substandard-Impaired	948	-	-	-	-	-	-	948
Total	$22,781	$20,441	$49,932	$51,793	$38,756	$10,771	$5,735	$200,209

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$37,014	$30,228	$71,779	$51,164	$53,722	$26,685	$3,995	$274,587
Watch	4,749	5,429	14,982	5,484	6,005	548	241	37,438
Special Mention	-	-	-	-	2,893	-	-	2,893
Substandard	828	2,637	-	15,978	4,355	1,009	-	24,807
Substandard-Impaired	513	7,753	2,502	-	-	-	-	10,768
Total	$43,104	$46,047	$89,263	$72,626	$66,975	$28,242	$4,236	$350,493

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$20,951	$17,331	$28,074	$29,180	$21,796	$22,366	$2,562	$142,260
Watch	1,994	5,259	373	1,541	2,813	3,477	-	15,457
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	1,275	-	746	-	-	-	2,021
Substandard-Impaired	-	-	-	142	-	-	-	142
Total	$22,945	$23,865	$28,447	$31,609	$24,609	$25,843	$2,562	$159,880

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$14,729	$10,589	$10,677	$7,405	$1,475	$3,298	$28,192	$76,365
Watch	726	6,926	215	-	244	136	2,138	10,385
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,150	-	24	-	-	-	800	1,974
Substandard-Impaired	782	45	-	1	-	65	406	1,299
Total	$17,387	$17,560	$10,916	$7,406	$1,719	$3,499	$31,536	$90,023

Current-period gross writeoffs	$465	$-	$-	$-	$-	$9	$-	$474

Agricultural
Pass	$14,463	$5,547	$5,057	$3,499	$1,429	$503	$85,222	$115,720
Watch	1,822	563	356	261	8	186	12,249	15,445
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,159	-	-	72	380	-	1,113	2,724
Substandard-Impaired	-	54	-	214	-	-	-	268
Total	$17,444	$6,164	$5,413	$4,046	$1,817	$689	$98,584	$134,157

Current-period gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$5,845	$4,451	$2,435	$1,931	$1,608	$758	$11	$17,039
Watch	15	-	-	-	-	-	-	15
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	1	-	3	-	8	-	-	12
Total	$5,861	$4,451	$2,438	$1,931	$1,616	$758	$11	$17,066

Current-period gross writeoffs	$9	$-	$-	$-	$-	$-	$-	$9

Total loans
Pass	$192,911	$150,012	$236,458	$177,975	$158,171	$83,309	$149,033	$1,147,869
Watch	17,812	19,389	16,017	36,792	10,073	4,650	14,723	119,456
Special Mention	-	-	639	-	3,182	-	-	3,821
Substandard	3,137	4,336	24	18,026	6,935	1,099	1,913	35,470
Substandard-Impaired	2,874	7,852	2,505	427	8	125	406	14,197
Total	$216,734	$181,589	$255,643	$233,220	$178,369	$89,183	$166,075	$1,320,813

Current-period gross writeoffs	$474	$-	$-	$-	$-	$9	$-	$483

The following tables show the risk category of loans by loan category and year of origination as of December 31, 2023 (in thousands):

December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Real estate - construction
Pass	$45,404	$14,501	$746	$11	$-	$325	$1,917	$62,904
Watch	80	-	-	-	-	-	-	80
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	66	-	-	-	-	-	66
Total	$45,484	$14,567	$746	$11	$-	$325	$1,917	$63,050

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$55,051	$66,190	$59,250	$47,865	$8,607	$17,154	$18,649	$272,766
Watch	1,608	298	10,483	1,226	-	358	27	14,000
Special Mention	-	-	-	-	-	-	-	-
Substandard	448	18	1,350	47	33	64	-	1,960
Substandard-Impaired	115	-	140	-	199	144	80	678
Total	$57,222	$66,506	$71,223	$49,138	$8,839	$17,720	$18,756	$289,404

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$18,436	$51,928	$47,161	$40,201	$13,542	$694	$5,020	$176,982
Watch	4,603	1,427	8,192	-	-	-	-	14,222
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	2,298	-	-	-	2,298
Substandard-Impaired	983	-	-	-	1,051	-	-	2,034
Total	$24,022	$53,355	$55,353	$42,499	$14,593	$694	$5,020	$195,536

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$35,133	$81,342	$51,598	$66,467	$20,006	$13,122	$2,929	$270,597
Watch	8,379	13,580	14,669	14,607	78	583	2,988	54,884
Special Mention	-	2,531	11,853	3,006	1,043	-	-	18,433
Substandard	897	-	4,822	551	-	106	-	6,376
Substandard-Impaired	8,517	-	99	-	360	-	-	8,976
Total	$52,926	$97,453	$83,041	$84,631	$21,487	$13,811	$5,917	$359,266

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$22,469	$30,738	$32,893	$27,733	$6,039	$22,850	$2,073	$144,795
Watch	4,163	379	2,263	1,760	333	3,601	-	12,499
Special Mention	-	-	-	-	-	-	-	-
Substandard	2,302	1,439	114	-	-	214	-	4,069
Substandard-Impaired	-	-	154	-	-	-	-	154
Total	$28,934	$32,556	$35,424	$29,493	$6,372	$26,665	$2,073	$161,517

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2023	Amortized Cost Basis of Term Loans by Year of Origination
	2023	2022	2021	2020	2019	Prior	Revolving	Total
Commercial
Pass	$23,904	$12,645	$10,378	$2,087	$2,434	$1,578	$29,752	$82,778
Watch	860	295	119	423	93	137	1,996	3,923
Special Mention	-	-	-	-	-	-	-	-
Substandard	600	256	-	421	-	-	1,484	2,761
Substandard-Impaired	94	-	5	96	-	72	-	267
Total	$25,458	$13,196	$10,502	$3,027	$2,527	$1,787	$33,232	$89,729

Current-period gross charge-offs	$-	$-	$-	$33	$-	$4	$-	$37

Agricultural
Pass	$14,614	$8,395	$5,459	$2,858	$400	$608	$77,448	$109,782
Watch	1,107	340	288	18	18	194	5,419	7,384
Special Mention	-	-	-	-	-	-	-	-
Substandard	866	14	25	58	-	-	-	963
Substandard-Impaired	95	140	383	-	-	-	389	1,007
Total	$16,682	$8,889	$6,155	$2,934	$418	$802	$83,256	$119,136

Current-period gross charge-offs	$39	$74	$90	$-	$-	$-	$-	$203

Consumer and other
Pass	$6,801	$3,719	$2,701	$2,071	$352	$731	$15	$16,390
Watch	127	-	-	-	-	-	-	127
Special Mention	-	-	-	-	-	-	-	-
Substandard	10	-	-	-	-	-	-	10
Substandard-Impaired	-	-	-	13	-	-	-	13
Total	$6,938	$3,719	$2,701	$2,084	$352	$731	$15	$16,540

Current-period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$5

Total loans
Pass	$221,812	$269,458	$210,186	$189,293	$51,380	$57,062	$137,803	$1,136,994
Watch	20,927	16,319	36,014	18,034	522	4,873	10,430	107,119
Special Mention	-	2,531	11,853	3,006	1,043	-	-	18,433
Substandard	5,123	1,727	6,311	3,375	33	384	1,484	18,437
Substandard-Impaired	9,804	206	781	109	1,610	216	469	13,195
Total	$257,666	$290,241	$265,145	$213,817	$54,588	$62,535	$150,186	$1,294,178

Current-period gross charge-offs	$39	$74	$90	$33	$-	$9	$-	$245

The following table presents the amortized cost basis of loans on nonaccrual status and loans on nonaccrual status with no allowance for credit losses recorded by loan category (in thousands).

	Total Nonaccrual		Nonaccrual with no ACL
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Real estate - construction	$62	$66	$62	$66
Real estate - 1 to 4 family residential	696	678	626	563
Real estate - multi-family	947	2,034	947	2,034
Real estate - commercial	10,768	8,976	10,768	8,976
Real estate - agricultural	420	449	420	449
Commercial	1,298	268	893	172
Agricultural	570	1,310	570	1,310
Consumer and other	11	13	3	-

	$14,772	$13,794	$14,289	$13,570

The interest income recognized on nonaccrual loans for the years ended December 31, 2024 and 2023 was approximately $80 thousand and $131 thousand, respectively.

The interest foregone on nonaccrual loans for the years ended December 31, 2024 and 2023 was approximately $963 thousand and $768 thousand, respectively.

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

The Company made no loan modifications and three loan modifications to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023, respectively.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted as of December 31, 2023 (in thousands):

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

	Term Extension
	Amortized Cost Basis at	% of Total Class of
	December 31, 2023	Financing Receivable
Loan Type
Agricultural	$336	0.3%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty as of December 31, 2023:

Term Extension
Loan Type	Financial Effect

Agricultural	Added a weighted-average 8 years to the life of loans, which reduced monthly payment amounts for the borrowers

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company had no net charge-offs for the year ended December 31, 2024 related to loan modifications to borrowers experiencing financial difficulties. The Company had $34 thousand of net charge-offs for the year ended December 31, 2023, related to loan modifications to borrowers experiencing financial difficulties.

There were no loan modifications that had a payment default and were modified in the twelve months before default as of December 31, 2024. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

An aging analysis of the recorded investment in loans, on a disaggregated basis, as of December 31, 2024 and 2023, are as follows (in thousands):

2024:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$63	$63	$59,218	$59,281	$-
Real estate - 1 to 4 family residential	1,744	204	1,948	307,756	309,704	23
Real estate - multi-family	-	-	-	200,209	200,209	-
Real estate - commercial	332	2,501	2,833	347,660	350,493	-
Real estate - agricultural	651	660	1,311	158,569	159,880	660
Commercial	288	356	644	89,379	90,023	-
Agricultural	68	53	121	134,036	134,157	53
Consumer and other	5	-	5	17,061	17,066	-

Total	$3,088	$3,837	$6,925	$1,313,888	$1,320,813	$736

2023:	30-89	90 Days				90 Days
	Days	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$359	$66	$425	$62,625	$63,050	$-
Real estate - 1 to 4 family residential	1,020	302	1,322	288,082	289,404	3
Real estate - multi-family	-	983	983	194,553	195,536	-
Real estate - commercial	119	106	225	359,041	359,266	106
Real estate - agricultural	-	-	-	161,517	161,517	-
Commercial	559	98	657	89,072	89,729	-
Agricultural	169	529	698	118,438	119,136	-
Consumer and other	16	-	16	16,524	16,540	-

Total	$2,242	$2,084	$4,326	$1,289,852	$1,294,178	$109

There are no other known problem loans that cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As of December 31, 2024, there were no material commitments to lend additional funds to customers whose loans were classified as substandard-impaired.

Loans are made in the normal course of business to certain directors and executive officers of the Company and to their affiliates. Loan transactions with related parties as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023

Balance, beginning of year	$15,960	$16,680
New loans	10,566	9,480
Repayments	(10,875)	(10,269)
Change in status	-	69
Balance, end of year	$15,651	$15,960

Note 5. Bank Premises and Equipment

The major classes of bank premises and equipment and the total accumulated depreciation as of December 31, 2024 and 2023 (in thousands):

	2024	2023

Land	$4,218	$4,210
Buildings and improvements	28,662	28,506
Furniture and equipment	8,585	8,334
	41,465	41,050
Less accumulated depreciation	19,898	18,501
Total bank premises and equipment, net	$21,567	$22,549

Note 6. Goodwill

Goodwill arose in connection with four acquisitions in previous periods.  Management periodically reviews the carrying value of its goodwill for potential impairment.  In making such determination, management evaluates whether there are any adverse economic or qualitative factors indicating that an impairment may exist.  There was no impairment of the carrying amount of goodwill in 2024 or 2023.

Note 7. Intangible Assets

The following sets forth the carrying amounts and accumulated amortization of all intangible assets as of December 31, 2024 and 2023 (in thousands):

	2024		2023
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$5,319	$6,411	$4,982
Customer list	-	-	535	535
Total	$6,411	$5,319	$6,946	$5,517

The weighted average life of the intangible assets is approximately 2 years as of December 31, 2024 and 2023.

The amortization expense for the intangible assets totaled $337 thousand and $502 thousand for the years ended December 31, 2024 and 2023, respectively. Estimated remaining amortization expense on intangible assets is as follows for the years ending December 31 (in thousands):

2025	301
2026	268
2027	240
2028	190
2029	93

Total	$1,092

The following sets forth the activity related to intangible assets for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023

Beginning intangibles, net	$1,429	$1,931
Amortization	(337)	(502)

Ending intangible asset, net	$1,092	$1,429

Note 8. Deposits

At December 31, 2024, the maturities of time deposits are as follows (in thousands):

2025	$301,147
2026	15,412
2027	5,398
2028	3,479
2029	2,418
Total time deposits	$327,854

Interest expense on deposits for the years ended December 31, 2024 and 2023 is summarized as follows (in thousands):

	2024	2023

Interest-bearing checking	$12,164	$9,824
Savings and money market	7,188	6,970
Time deposits	12,659	7,677
Total deposit interest expense	$32,011	$24,471

Deposits held by the Company from related parties as of December 31, 2024 and 2023 totaled approximately $32.9 million and $22.7 million, respectively.

Note 9. Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements (repurchase agreements) as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Securities sold under agreements to repurchase:
U.S. government treasuries	$20,396	$22,877
U.S. government agencies	43,852	44,960
U.S. government mortgage-backed securities	7,188	7,369

Total pledged collateral	$71,436	$75,206

The following table summarizes the outstanding amount of, and the average rate on, repurchase agreements as of December 31, 2024 and 2023 (dollars in thousands).

	2024		2023

		Average		Average
	Balance	Rate	Balance	Rate

Repurchase agreements	$52,412	3.14%	$53,994	2.83%

Note 10. Borrowings

FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $245.3 million and $280.9 million at December 31, 2024 and 2023, respectively. The Company had short-term FHLB advances of $27 million as of December 31, 2024. The Company also had an FHLB advance of $15 million with a maturity date of August 2026 and $1.5 million with a maturity date of October 2029 as of December 31, 2024. The weighted average contractual rate on FHLB advances was 4.42% as of December 31, 2024. The Company had $24 million of short-term FHLB advances with a weighted average interest rate of 5.51% as of December 31, 2023.

The Federal Reserve Board created the Bank Term Funding Program (BTFP) in 2023, offering loans of up to one year in length to banks pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The BTFP allows for borrowing from the Federal Reserve Bank up to the par value of the pledged collateral. As of December 31, 2024, the Company had no borrowings under the BTFP. As of December 31, 2023, the Company had $83.1 million borrowed under the BTFP with a weighted average interest rate of 4.41%.

On  April 25, 2024, the Company entered into a promissory note and line of credit agreement with an unaffiliated bank, providing for a two-year five million dollar line of credit facility.  The Company has secured its obligations under the Credit Agreement by pledging to the Lender all outstanding shares of common stock of its subsidiary bank, Reliance State Bank. The Company had $1 million of outstanding borrowings on the line of credit as of  December 31, 2024. The Company did not comply with one covenant requiring the modified Texas Ratio not exceed 20% at the end of each calendar quarter. The modified Texas Ratio is defined as substandard, substandard-impaired loans and other real estate owned, divided by the sum of Tier 1 capital plus the Allowance for Credit Losses – Loans. The modified Texas Ratio was 22.7% as of December 31, 2024. The lender waived the noncompliance as of December 31, 2024.

On August 15, 2023, the Company borrowed $400 thousand on a credit agreement with a commercial bank. Principal and interest is payable quarterly over 15 years and the agreement matures in June 2038. The interest rate is fixed at 6.5% for five years and variable beginning September 15, 2028. This note was paid in full in December 2024 and there is no outstanding balance remaining as of December 31, 2024. The outstanding balance was $388 thousand as of December 31, 2023.

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. The borrowings were used for general corporate purposes. Interest under the note is payable quarterly over four years. Required quarterly principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35% and the outstanding balance was $2.5 million and $3.1 million as of December 31, 2024 and 2023, respectively. The note is secured by property in West Des Moines, Iowa.

Future required principal payments for long-term debt as of December 31, 2024 are shown in the table below (in thousands).

2025	600
2026	17,900
2027	-
2028	-
2029	1,452
Thereafter	-
$19,952

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

The Company was required to pledge $1.3 million and $1.6 million of securities as collateral for these fair value hedges as of December 31, 2024 and 2023, respectively.

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at December 31, 2024 and 2023 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2024
Interest rate swaps	$8,531	$909	Other assets
Interest rate swaps	25,000	(161)	Other liabilities
December 31, 2023
Interest rate swaps	$8,930	$891	Other assets
Interest rate swaps	25,000	(411)	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship as of December 31, 2024 and 2023 (in thousands):

			Cumulative Amount of Fair Value
	Location in the consolidated	Carrying Amount of	Hedging Adjustment Included in
	balance sheet	the Hedged Assets	Carrying Amount of Hedged Assets
December 31, 2024
Interest rate swaps	Loans receivable, net	$52,567	$(748)
December 31, 2023
Interest rate swaps	Loans receivable, net	$58,588	$(481)

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free-standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the years ended December 31, 2024 and 2023, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps as of December 31, 2024 and 2023 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
December 31, 2024
Customer interest rate swaps	$12,258	$87	Other assets	6.48%	5.81%
Customer interest rate swaps	12,258	(87)	Other liabilities	5.81%	6.48%
December 31, 2023
Customer interest rate swaps	$11,353	$334	Other assets	7.36%	5.62%
Customer interest rate swaps	11,353	(334)	Other liabilities	5.62%	7.36%

Note 12. Employee Benefit Plans

The Company has a qualified 401(k) profit-sharing plan. For the years ended December 31, 2024 and 2023, the Company matched employee contributions up to a maximum of 6%. For the years ended December 31, 2024 and 2023, Company contributions to the plan were approximately $1.2 million and $1.1 million, respectively. The plan covers substantially all employees.

Note 13. Income Taxes

The components of income tax expense for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Federal:
Current	$1,366	$746
Deferred	(83)	565
Total federal income tax expense	1,283	1,311
State:
Current	668	560
Deferred	72	201
Total state income tax expense	740	761

Total income tax expense	$2,023	$2,072

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21% to income before income taxes for the years ended December 31, 2024 and 2023 as shown in the following table (in thousands):

	2024	2023

Income taxes at 21%	$2,571	$2,707
Increase (decrease) resulting from:
Tax-exempt interest	(361)	(414)
State taxes, net of federal tax benefit	392	334
New Markets Tax Credits	(725)	(725)
Valuation allowance	112	112
Other	34	58
Total income tax expense	$2,023	$2,072

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023

Deferred tax assets:
Allowance for loan losses	$4,054	$3,987
Net unrealized losses on securities available-for-sale	12,380	14,831
State operating and alternative minimum tax carryforward	985	882
Accrued vacation	277	275
Off balance sheet reserve	197	231
Other deferred tax assets	383	308
Total deferred tax assets	18,276	20,514
Deferred tax liabilities:
Goodwill and other intangible assets	(1,391)	(1,267)
Bank premises and equipment	(1,181)	(1,300)
Deferred loan costs	(204)	(201)
Other deferred tax liabilities	(528)	(446)
Total deferred tax liabilities	(3,304)	(3,214)

Valuation allowance	(916)	(804)

Net deferred tax asset	$14,056	$16,496

The Company has approximately $690 thousand and $578 thousand of state income taxes associated with state net operating loss (“NOL”) carryforwards as of December 31, 2024 and 2023, respectively. The Company has recorded a valuation allowance against the tax effect of the NOL, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company has approximately $226 thousand of state alternative minimum tax (“AMT”) credit carryforwards available to offset future state alternative minimum taxable income as of December 31, 2024 and 2023. The Company has recorded a valuation allowance against the tax effect of the AMT credit carryforwards, as management believes it is more likely than not that such carryforwards will not be utilized.

The Company and its subsidiaries file one income tax return in the U.S. federal jurisdiction and separate tax returns for the state of Iowa. The Company is no longer subject to U.S. federal income and state tax examinations for years before 2021.

The Company follows the accounting requirements for uncertain tax positions. Management has determined that the Company has no material uncertain tax positions and no material accrued interest or penalties as of or for the years ended December 31, 2024 and 2023 that would require recognition. The Company had no significant unrecognized tax benefits as of December 31, 2024, that if recognized, would affect the effective tax rate. The Company had no positions for which it deemed that it is reasonably possible that the total amounts of the unrecognized tax benefit will significantly increase or decrease within the next 12 months as of December 31, 2024 and 2023.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company’s commitments as of December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023

Commitments to extend credit	$231,963	$262,749
Standby letters of credit	7,553	7,927
Total commitments	$239,516	$270,676

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. As of December 31, 2024 and 2023, approximately $123.7 million and $157.7 million of the commitments to extend credit were fixed interest rates. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management’s credit evaluation of the party.

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

As of December 31, 2024 and 2023, the Banks have established liabilities totaling approximately $943 thousand and $1.1 million, respectively to cover estimated credit losses for off-balance-sheet loan commitments and standby letters of credit.

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

Note 15. Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Regulators also have the ability to impose higher limits than those specified by capital adequacy guidelines if they so deem necessary. Management believes, as of December 31, 2024 and 2023, that the Company and each subsidiary bank met all capital adequacy requirements to which they are subject.

The Company’s and each of the subsidiary bank’s actual capital amounts and ratios as of December 31, 2024 and 2023 are also presented in the tables. (dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2024:
Total capital (to risk- weighted assets):
Consolidated	$219,750	14.3%	$161,155	10.50%	N/A	N/A
Boone Bank & Trust	16,446	13.5	12,809	10.50	12,199	10.0%
First National Bank	112,663	14.6	81,211	10.50	77,344	10.0
Iowa State Savings Bank	27,161	15.1	18,866	10.50	17,967	10.0
Reliance State Bank	29,222	12.2	25,232	10.50	24,030	10.0
State Bank & Trust	22,435	16.0	14,719	10.50	14,018	10.0
United Bank & Trust	13,205	16.4	8,479	10.50	8,075	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$201,749	13.1%	$130,459	8.50%	N/A	N/A
Boone Bank & Trust	15,404	12.6	10,369	8.50	9,759	8.0%
First National Bank	103,707	13.4	65,742	8.50	61,875	8.0
Iowa State Savings Bank	24,915	13.9	15,272	8.50	14,374	8.0
Reliance State Bank	26,237	10.9	20,426	8.50	19,224	8.0
State Bank & Trust	20,734	14.8	11,915	8.50	11,214	8.0
United Bank & Trust	12,198	15.1	6,864	8.50	6,460	8.0

Tier 1 capital (to average- assets):
Consolidated	$201,749	9.2%	$87,421	4.00%	N/A	N/A
Boone Bank & Trust	15,404	9.1	6,743	4.00	8,429	5.0%
First National Bank	103,707	9.3	44,595	4.00	55,744	5.0
Iowa State Savings Bank	24,915	9.5	10,541	4.00	13,176	5.0
Reliance State Bank	26,237	8.6	12,160	4.00	15,200	5.0
State Bank & Trust	20,734	10.2	8,096	4.00	10,120	5.0
United Bank & Trust	12,198	9.6	5,084	4.00	6,356	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$201,749	13.1%	$107,436	7.00%	N/A	N/A
Boone Bank & Trust	15,404	12.6	8,540	7.00	7,930	6.5%
First National Bank	103,707	13.4	54,141	7.00	50,274	6.5
Iowa State Savings Bank	24,915	13.9	12,577	7.00	11,679	6.5
Reliance State Bank	26,237	10.9	16,821	7.00	15,620	6.5
State Bank & Trust	20,734	14.8	9,812	7.00	9,112	6.5
United Bank & Trust	12,198	15.1	5,653	7.00	5,249	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2023:
Total capital (to risk- weighted assets):
Consolidated	$218,049	14.0%	$164,005	10.50%	N/A	N/A
Boone Bank & Trust	16,232	13.6	12,510	10.50	11,914	10.0%
First National Bank	112,057	13.9	84,863	10.50	80,822	10.0
Iowa State Savings Bank	26,691	15.7	17,854	10.50	17,004	10.0
Reliance State Bank	28,755	11.9	25,293	10.50	24,089	10.0
State Bank & Trust	22,283	16.0	14,597	10.50	13,902	10.0
United Bank & Trust	12,989	16.1	8,486	10.50	8,082	10.0

Tier 1 capital (to risk- weighted assets):
Consolidated	$200,187	12.8%	$132,766	8.50%	N/A	N/A
Boone Bank & Trust	15,309	12.8	10,127	8.50	9,532	8.0%
First National Bank	102,634	12.7	68,699	8.50	64,658	8.0
Iowa State Savings Bank	24,619	14.5	14,453	8.50	13,603	8.0
Reliance State Bank	25,937	10.8	20,476	8.50	19,271	8.0
State Bank & Trust	20,676	14.9	11,817	8.50	11,122	8.0
United Bank & Trust	11,979	14.8	6,870	8.50	6,466	8.0

Tier 1 capital (to average- assets):
Consolidated	$200,187	9.0%	$88,992	4.00%	N/A	N/A
Boone Bank & Trust	15,309	9.6	6,393	4.00	7,991	5.0%
First National Bank	102,634	8.8	46,878	4.00	58,597	5.0
Iowa State Savings Bank	24,619	9.6	10,234	4.00	12,792	5.0
Reliance State Bank	25,937	8.3	12,464	4.00	15,580	5.0
State Bank & Trust	20,676	9.6	8,573	4.00	10,717	5.0
United Bank & Trust	11,979	9.5	5,039	4.00	6,299	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$200,187	12.8%	$109,337	7.00%	N/A	N/A
Boone Bank & Trust	15,309	12.8	8,340	7.00	7,744	6.5%
First National Bank	102,634	12.7	56,576	7.00	52,534	6.5
Iowa State Savings Bank	24,619	14.5	11,903	7.00	11,052	6.5
Reliance State Bank	25,937	10.8	16,862	7.00	15,658	6.5
State Bank & Trust	20,676	14.9	9,731	7.00	9,036	6.5
United Bank & Trust	11,979	14.8	5,657	7.00	5,253	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules include the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. A banking organization with a capital conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At December 31, 2024 and 2023, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of December 31, 2024 and 2023 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2024
Assets
Securities available-for-sale
U.S. government treasuries	$167,715	$167,715	$-	$-
U.S. government agencies	83,433	-	83,433	-
U.S. government mortgage-backed securities	91,050	-	91,050	-
State and political subdivisions	245,562	-	245,562	-
Corporate bonds	60,753	-	60,753	-
Loans	7,923	-	7,923	-
Derivative financial instruments	996	-	996	-

Liabilities
Derivative financial instruments	$248	$-	$248	$-

2023
Assets
Securities available-for-sale
U.S. government treasuries	$200,088	$200,088	$-	$-
U.S. government agencies	92,615	-	92,615	-
U.S. government mortgage-backed securities	101,864	-	101,864	-
State and political subdivisions	269,891	-	269,891	-
Corporate bonds	71,931	-	71,931	-
Loans	8,327	-	8,327	-
Derivative financial instruments	1,225	-	1,225	-

Liabilities
Derivative financial instruments	$745	$-	$745	$-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment). The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level with the valuation hierarchy as of December 31, 2024 and 2023 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2024

Collateral dependent loans	$385	$-	$-	$385

2023

Collateral dependent loans	$105	$-	$-	$105

As of December 31, 2024, collateral dependent loans with a carrying value of $483 thousand were reduced by a specific reserve of $98 thousand, resulting in a reported fair value of $385 thousand. As of December 31, 2023, individually analyzed collateral dependent loans with a carrying value of $224 thousand were reduced by a specific reserve of $119 thousand resulting in a reporting fair value of $105 thousand.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023 are as follows (in thousands):

	2024
	Estimated	Valuation	Range of	Range
	Fair Value	Techniques	Unobservable Inputs

Collateral dependent loans	$385	Fair value of collateral	Valuation adjustments	0% - 25%

	2023
	Estimated	Valuation	Range of	Range
	Fair Value	Techniques	Unobservable Inputs

Collateral dependent loans	$105	Fair value of collateral	Valuation adjustments	0% - 15%

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The following table includes the carrying amounts and estimated fair values of financial assets and liabilities as of December 31, 2024 and 2023 (in thousands):

		2024		2023
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$101,227	$101,227	$55,101	$55,101
Interest-bearing time deposits	Level 2	6,166	5,938	8,904	8,444
Securities available-for-sale	See previous table	648,513	648,513	736,389	736,389
FHLB and FRB stock	Level 2	3,883	3,883	3,086	3,086
Loans receivable, net	Level 3	1,303,917	1,261,703	1,277,812	1,224,446
Loans held for sale	Level 2	342	342	124	124
Accrued income receivable	Level 1	13,864	13,864	12,953	12,953
Derivative financial instruments	Level 2	996	996	1,225	1,225
Financial liabilities:
Deposits	Level 2	$1,846,682	$1,848,472	$1,811,831	$1,812,718
Securities sold under agreements to repurchase	Level 1	52,412	52,412	53,994	53,994
Other borrowings	Level 2	46,952	46,543	110,588	110,376
Accrued interest payable	Level 1	3,208	3,208	4,710	4,710
Derivative financial instruments	Level 2	248	248	745	745

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

Note 17. Segment Information

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures on January 1, 2024. The Company has determined that its bank operating model is structured whereby all banking locations serve a similar base of customers utilizing a company-wide offering of similar products and services managed through similar processes and technology platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been designated as the chief operating decision maker (“CODM”). The CODM regularly assesses performance of the aggregated single banking segment in determining how to allocate resources.

The banking segment generates revenues through personal, business, agricultural and commercial lending, management of the investment securities portfolio, deposit account services and wealth management services.

Accounting policies for the banking segment are the same as those described in Note 1. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. All categories of interest expense, credit loss expense, and noninterest expense as disclosed in the Company’s consolidated statements of income are considered significant to the banking segment. For the years ended December 31, 2024 and 2023, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income.

The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the years ended December 31, 2024 and 2023, respectively, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.

Note 18. Subsequent Events

Subsequent events have been evaluated through March 12, 2025.

Note 19. Ames National Corporation (Parent Company Only) Financial Statements

Information relative to the Parent Company’s balance sheets as of December 31, 2024 and 2023, and statements of income and cash flows for each of the years in the two-year period ended December 31, 2024, is as follows (in thousands):

CONDENSED BALANCE SHEETS
December 31, 2024 and 2023

	2024	2023

ASSETS

Cash and due from banks	$87	$124
Interest-bearing deposits in banks	905	1,783
Total cash and cash equivalents	992	1,907
Investment in bank subsidiaries	176,152	166,756
Loans receivable, net	861	906
Premises and equipment, net	2,717	2,793
Accrued income receivable	1	1
Other assets	101	103

Total assets	$180,824	$172,466

LIABILITIES

Borrowings	$3,500	$3,488
Dividends payable	1,790	2,428
Accrued expenses and other liabilities	828	762

Total liabilities	6,118	6,678

STOCKHOLDERS' EQUITY

Common stock	17,898	17,984
Additional paid-in capital	13,635	14,253
Retained earnings	182,236	180,438
Accumulated other comprehensive (loss)	(39,063)	(46,887)
Total stockholders' equity	174,706	165,788

Total liabilities and stockholders' equity	$180,824	$172,466

CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2024 and 2023

	2024	2023
Operating income:
Equity in net income of bank subsidiaries	$11,745	$12,355
Interest income	39	56
Rental income	414	398
Other income	2,910	2,532
	15,108	15,341

Credit loss (benefit)	-	(3)

Operating income after credit loss (benefit)	15,108	15,344

Interest expense	122	127
Operating expense	5,174	4,809
	5,296	4,936

Income before income taxes	9,812	10,408

Income tax (benefit)	(406)	(409)

Net income	$10,218	$10,817

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,218	$10,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95	96
Credit loss (benefit)	-	(3)
Provision (credit) for deferred income taxes	(26)	(15)
Equity in net income of bank subsidiaries	(11,745)	(12,355)
Dividends received from bank subsidiaries	10,196	10,010
Decrease in accrued income receivable	-	1
(Increase) decrease in other assets	2	(33)
Increase in accrued expense and other liabilities	93	36
Net cash provided by operating activities	8,833	8,554

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in loans	45	181
Purchase of premises and equipment	(19)	(511)
Net cash provided by (used in) investing activities	26	(330)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	1,000	400
Payments of long-term borrowings	(988)	(612)
Dividends paid	(9,082)	(9,712)
Stock repurchases	(704)	-
Net cash (used in) financing activities	(9,774)	(9,924)

Net (decrease) in cash and cash equivalents	(915)	(1,700)

CASH AND CASH EQUIVALENTS
Beginning	1,907	3,607
Ending	$992	$1,907

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments (receipts) for:
Interest paid	$122	$127
Income taxes	(447)	(421)

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared, not paid	$1,790	$2,428

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on this assessment, the Chief Executive Officer and Chief Financial Officer have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024 based on the specified criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

Refer to the information under the captions “Corporate Governance” and "Proposals to be Voted on at Meeting – Proposal 1 – Election of Directors” contained in the Company's definitive proxy statement prepared in connection with its Annual Meeting of Shareholders to be held April 30, 2025, as filed with the SEC on March 14, 2025 (the "Proxy Statement"), which information is incorporated herein by this reference.

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

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale and/or other disposition of its securities by directors, officers and employees which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.  Although the Insider Trading Policy does not address the trading of Company securities by the Company itself, the Code of Ethics adopted by the Company mandates compliance with all federal and state securities laws, rules and regulations, and would apply to the Company’s executive officers in conducting any trading of Company securities by the Company.  A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm for the years ended December 31, 2024 and 2023 is Forvis Mazars LLP, Springfield, MO., PCAOB ID: 686.

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

Exhibit
Number	Description

3.1	- Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K filed on March 12, 2015)
3.2	- Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed on March 12, 2015)
4.1	- Description of Securities (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K filed on March 12, 2021)
10.1*	- Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 8, 2024)
10.2*	- Bank Director Stock Purchase Incentive Plan (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 30, 2021)
10.3	- Promissory Note and Credit Agreement with Green Belt Bank & Trust (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 15, 2021)
10.4	- Promissory Note and Credit Agreement with Green Belt Bank & Trust (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 24, 2024)
19**	- Ames National Corporation Insider Trading Policy
21**	- Subsidiaries of the Company
23**	- Consent of Independent Registered Public Accounting Firm (FORVIS)
31.1**	- Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	- Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	- Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	- Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
97	- Ames National Corporation Clawback Policy (incorporated by reference to Exhibit 97 to Annual Report on Form 10-K filed on March 8, 2024)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

AMES NATIONAL CORPORATION

March 12, 2025	By:	/s/ John P. Nelson
John P. Nelson, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 12, 2025.

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

/s/ Michelle R. Cassabaum

Michelle R. Cassabaum, Director

/s/ Lisa M. Eslinger

Lisa M. Eslinger, Director

/s/ Patrick G. Hagan

Patrick G. Hagan, Director

/s/ Everett S. Miles

Everett S. Miles, Director

/s/ John L. Pierschbacher

John L. Pierschbacher, Director

/s/ Kevin L. Swartz

Kevin L. Swartz, Director

/s/ Scot A. Trost

Scot A. Trost, Director