Form 10-Q
period 2025-03-31
AMES NATIONAL CORP
filed 2025-05-09
CIK 1132651

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, there were 8,915,557 shares of common stock, par value $2, outstanding.

AMES NATIONAL CORPORATION

INDEX

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$20,498	$19,525
Interest-bearing deposits in financial institutions and federal funds sold	142,893	81,702
Total cash and cash equivalents	163,391	101,227
Interest-bearing time deposits	5,166	6,166
Securities available-for-sale	640,416	648,513
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, at cost	3,384	3,883
Loans receivable, net	1,306,230	1,303,917
Loans held for sale	540	342
Bank premises and equipment, net	21,445	21,567
Accrued income receivable	12,240	13,864
Bank-owned life insurance	3,235	3,214
Deferred income taxes, net	12,010	14,056
Intangible assets, net	1,015	1,092
Goodwill	12,424	12,424
Other assets	2,797	2,915

Total assets	$2,184,293	$2,133,180

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits
Noninterest-bearing checking	$336,844	$358,386
Interest-bearing checking	663,125	619,951
Savings and money market	575,365	540,491
Time, $250 and over	87,946	84,996
Other time	243,104	242,858
Total deposits	1,906,384	1,846,682

Securities sold under agreements to repurchase	45,774	52,412
Other borrowings	35,802	46,952
Dividends payable	1,783	1,790
Accrued interest payable	2,555	3,208
Accrued expenses and other liabilities	8,939	7,430
Total liabilities	2,001,237	1,958,474

STOCKHOLDERS' EQUITY
Common stock, $2 par value, authorized 18,000,000 shares; issued and outstanding 8,915,557 and 8,949,110 shares as of March 31, 2025 and December 31, 2024, respectively	17,831	17,898
Additional paid-in capital	13,152	13,635
Retained earnings	183,914	182,236
Accumulated other comprehensive (loss)	(31,841)	(39,063)
Total stockholders' equity	183,056	174,706

Total liabilities and stockholders' equity	$2,184,293	$2,133,180

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024

Interest and dividend income:
Loans, including fees	$16,674	$15,822
Securities:
Taxable	2,840	3,092
Tax-exempt	453	535
Other interest and dividend income	1,151	662
Total interest and dividend income	21,118	20,111

Interest expense:
Deposits	7,419	7,589
Other borrowed funds	784	1,616
Total interest expense	8,203	9,205

Net interest income	12,915	10,906

Credit loss expense	962	169

Net interest income after credit loss expense	11,953	10,737

Noninterest income:
Wealth management income	1,444	1,195
Service fees	370	322
Securities gains (losses), net	-	(165)
Gain on sale of loans held for sale	75	83
Merchant and card fees	348	362
Other noninterest income	310	380
Total noninterest income	2,547	2,177

Noninterest expense:
Salaries and employee benefits	6,373	6,237
Data processing	1,352	1,435
Occupancy expenses, net	772	777
FDIC insurance assessments	260	301
Professional fees	485	460
Business development	372	380
Intangible asset amortization	77	87
New market tax credit projects amortization	192	174
Other operating expenses, net	380	343
Total noninterest expense	10,263	10,194

Income before income taxes	4,237	2,720

Provision for income taxes	794	416

Net income	$3,443	$2,304

Basic and diluted earnings per share	$0.39	$0.26

Dividends declared per share	$0.20	$0.27

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024

Net income	$3,443	$2,304
Unrealized gains (losses) on securities before tax:
Unrealized holding gains (losses) arising during the period	9,491	(327)
Plus: reclassification adjustment for losses realized in net income	-	165
Other comprehensive income (loss), before tax	9,491	(162)
Tax benefit (expense) related to other comprehensive income (loss)	(2,259)	38
Other income tax effects from tax reform	(10)	(2)
Other comprehensive income (loss), net of tax	7,222	(126)
Comprehensive income	$10,665	$2,178

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share data)

					Accumulated
					Other
Three Months Ended March 31, 2025 and 2024					Comprehensive	Total
	Common Stock		Additional Paid-in	Retained	Income (Loss),	Stockholders'
	Shares	Amount	Capital	Earnings	Net of Taxes	Equity

Balance, December 31, 2023	8,992,167	$17,984	$14,253	$180,438	$(46,887)	$165,788
Net income	-	-	-	2,304	-	2,304
Other income tax effects from tax reform	-	-	-	2	-	2
Other comprehensive (loss)	-	-	-	-	(126)	(126)
Cash dividends declared, $0.27 per share	-	-	-	(2,428)	-	(2,428)
Balance, March 31, 2024	8,992,167	$17,984	$14,253	$180,316	$(47,013)	$165,540

Balance, December 31, 2024	8,949,110	$17,898	$13,635	$182,236	$(39,063)	$174,706
Net income	-	-	-	3,443	-	3,443
Other income tax effects from tax reform	-	-	-	10	-	10
Other comprehensive income	-	-	-	-	7,222	7,222
Repurchase and retirement of stock	(33,553)	(67)	(483)			(550)
Cash dividends declared, $0.20 per share	-	-	-	(1,775)	-	(1,775)
Balance, March 31, 2025	8,915,557	$17,831	$13,152	$183,914	$(31,841)	$183,056

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

Three Months Ended March 31, 2025 and 2024

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,443	$2,304
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense for loans	994	172
Credit loss benefit for off-balance sheet credit exposures	(32)	(3)
Amortization of securities available-for-sale and loans, net	122	260
Amortization of intangible assets	77	87
Depreciation	317	326
Provision for deferred income taxes	(213)	(34)
Securities losses, net	-	165
Increase in cash value of bank-owned life insurance	(21)	(20)
Gain on sales of loans held for sale	(75)	(83)
Proceeds from loans held for sale	3,549	3,309
Originations of loans held for sale	(3,672)	(3,841)
Amortization of investment in New Markets Tax Credit projects	192	174
Change in assets and liabilities:
Decrease in accrued income receivable	1,624	707
Decrease (increase) in other assets	(74)	264
(Decrease) in accrued interest payable	(653)	(2,139)
Increase (decrease) in accrued expenses and other liabilities	1,540	(280)
Net cash provided by operating activities	7,118	1,368

CASH FLOWS FROM INVESTING ACTIVITIES
Change in interest-bearing time deposits	1,000	1,244
Purchase of securities available-for-sale	(12,309)	(8,650)
Proceeds from sale of securities available-for-sale	-	2,049
Proceeds from maturities and calls of securities available-for-sale	29,743	19,157
Purchase of FHLB stock	(228)	(3,309)
Proceeds from the redemption of FHLB and FRB stock	727	2,802
Net (increase) decrease in loans	(3,363)	5,101
Net proceeds from the sale of other real estate owned	89	-
Purchase of premises and equipment	(195)	(64)
Net cash provided by investing activities	15,464	18,330

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in deposits	59,702	60,292
(Decrease) in securities sold under agreements to repurchase	(6,638)	(957)
Payments on other borrowings	(4,950)	(91,304)
Proceeds from other borrowings	2,800	88,000
Net (payments on) FHLB short-term borrowings	(9,000)	(17,000)
Dividends paid	(1,782)	(2,428)
Stock repurchases	(550)	-
Net cash provided by financing activities	39,582	36,603

Net increase in cash and cash equivalents	62,164	56,301

CASH AND CASH EQUIVALENTS
Beginning	101,227	55,101
Ending	$163,391	$111,402

AMES NATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (unaudited)

(in thousands)

Three Months Ended March 31, 2025 and 2024

	2025	2024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for:
Interest	$8,856	$11,344
Income taxes	41	-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned	$89	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared, not paid	$1,783	$2,428

See Notes to Consolidated Financial Statements.

AMES NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1.	Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared by Ames National Corporation (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these interim financial statements be read in conjunction with the year-end audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). The consolidated balance sheet of the Company as of December 31, 2024 has been derived from the audited consolidated balance sheet of the Company as of that date. In the opinion of management, the accompanying consolidated financial statements of the Company contain all adjustments necessary to fairly present the financial results for the interim periods reported. Those adjustments consist only of normal recurring adjustments. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. The consolidated financial statements include the accounts of the Company and its wholly-owned banking subsidiaries (the “Banks”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The fair value of a reporting unit is the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. As none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to the Company’s stock price. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The Company completed a quantitative assessment of goodwill as of October 1, 2024 which indicated that goodwill was not impaired. Subsequently, the Company determined there were no adverse changes in criteria and key considerations to the previous assessment. Accordingly, the Company concluded there is no impairment of goodwill as of March 31, 2025.

New and Pending Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands segment disclosure requirements for public entities to include disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, and did not have a material impact on the consolidated financial statements. See Note 14 for the new interim segment disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted. The Company is currently evaluating the impact of the ASU on the Company's consolidated financial statements.

2.	Dividends

On February 12, 2025, the Company declared a cash dividend on its common stock, payable on June 13, 2025 to stockholders of record as of May 30, 2025, equal to $0.20 per share.

3.	Earnings Per Share

Earnings per share amounts were calculated using the weighted average shares outstanding during the periods presented. The weighted average outstanding shares for the three months ended March 31, 2025 and 2024 was 8,917,386 and 8,992,167, respectively. The Company had no potentially dilutive securities outstanding during the periods presented.

4.	Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2024.

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

The following table presents the balances of assets measured at fair value on a recurring basis by level as of  March 31, 2025 and  December 31, 2024 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2025
Assets
Securities available-for-sale
U.S. government treasuries	$158,963	$158,963	$-	$-
U.S. government agencies	86,624	-	86,624	-
U.S. government mortgage-backed securities	89,240	-	89,240	-
State and political subdivisions	245,561	-	245,561	-
Corporate bonds	60,028	-	60,028	-
Loans receivable	7,990	-	7,990	-
Derivative financial instruments	876	-	876	-

Liabilities
Derivative financial instruments	$351	$-	$351	$-

2024
Assets
Securities available-for-sale
U.S. government treasuries	$167,715	$167,715	$-	$-
U.S. government agencies	83,433	-	83,433	-
U.S. government mortgage-backed securities	91,050	-	91,050	-
State and political subdivisions	245,562	-	245,562	-
Corporate bonds	60,753	-	60,753	-
Loans receivable	7,923	-	7,923	-
Derivative financial instruments	996	-	996	-

Liabilities
Derivative financial instruments	$248	$-	$248	$-

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment or a change in previously recognized impairment).  The following table presents the assets carried on the balance sheet (after specific reserves) by caption and by level within the valuation hierarchy as of March 31, 2025 and  December 31, 2024 (in thousands):

Description	Total	Level 1	Level 2	Level 3

2025

Collateral dependent loans	$-	$-	$-	$-

2024

Collateral dependent loans	$385	$-	$-	$385

As of March 31, 2025, individually analyzed collateral dependent loans with a carrying value of $1.2 million were reduced by a specific reserve of $1.2 million, resulting in no reported fair value. As of December 31, 2024, individually analyzed collateral dependent loans with a carrying value of $483 thousand were reduced by a specific reserve of $98 thousand resulting in a reporting fair value of $385 thousand.

The significant inputs used in the fair value measurements for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2025 and  December 31, 2024 are as follows (in thousands):

2025
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$-	Fair value of collateral	Valuation adjustments	0% - 20%

	2024
	Estimated	Valuation	Unobservable
	Fair Value	Techniques	Inputs	Range

Collateral dependent loans	$385	Fair value of collateral	Valuation adjustments	0% - 25%

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

GAAP requires disclosure of the fair value of financial assets and financial liabilities, including those that are not measured and reported at fair value on a recurring basis or nonrecurring basis. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following table includes the carrying amounts and estimated fair values of the Company’s financial assets and liabilities as of March 31, 2025 and  December 31, 2024 (in thousands):

		2025		2024
	Fair Value		Estimated		Estimated
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	Level 1	$163,391	$163,391	$101,227	$101,227
Interest-bearing time deposits	Level 1	5,166	5,034	6,166	5,938
Securities available-for-sale	See previous table	640,416	640,416	648,513	648,513
FHLB and FRB stock	Level 2	3,384	3,384	3,883	3,883
Loans receivable, net	Level 3	1,306,230	1,268,007	1,303,917	1,261,703
Loans held for sale	Level 2	540	540	342	342
Accrued income receivable	Level 1	12,240	12,240	13,864	13,864
Derivative financial instruments	Level 2	876	876	996	996
Financial liabilities:
Deposits	Level 2	$1,906,384	$1,906,459	$1,846,682	$1,848,472
Securities sold under agreements to repurchase	Level 1	45,774	45,774	52,412	52,412
Other borrowings	Level 2	35,802	35,508	46,952	46,543
Accrued interest payable	Level 1	2,555	2,555	3,208	3,208
Derivative financial instruments	Level 2	351	351	248	248

The methodologies used to determine fair value as of  March 31, 2025 did not change from the methodologies described in the December 31, 2024 Annual Financial Statements.

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

The amortized cost of securities available-for-sale and their approximate fair values as of March 31, 2025 and  December 31, 2024 are summarized below (in thousands):

2025:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$165,789	$55	$(6,881)	$158,963
U.S. government agencies	90,704	24	(4,104)	86,624
U.S. government mortgage-backed securities	100,340	15	(11,115)	89,240
State and political subdivisions	262,297	57	(16,793)	245,561
Corporate bonds	63,810	19	(3,801)	60,028
	$682,940	$170	$(42,694)	$640,416

2024:		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$176,483	$8	$(8,776)	$167,715
U.S. government agencies	88,625	2	(5,194)	83,433
U.S. government mortgage-backed securities	103,964	6	(12,920)	91,050
State and political subdivisions	266,118	35	(20,591)	245,562
Corporate bonds	65,338	7	(4,592)	60,753
	$700,528	$58	$(52,073)	$648,513

The amortized cost and fair value of debt securities available-for-sale as of March 31, 2025, are shown below by expected maturity. Expected maturity will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$101,088	$99,775
Due after one year through five years	374,921	355,282
Due after five years through ten years	98,491	88,747
Due after ten years	8,100	7,372
	$582,600	$551,176
U.S. government mortgage-backed securities	100,340	89,240
Total	$682,940	$640,416

The Company's investment portfolio had an expected duration of 3.0 years as of March 31, 2025.

Securities with a carrying value of $295.0 million and $292.8 million at March 31, 2025 and  December 31, 2024, respectively, were pledged on public deposits, securities sold under agreements to repurchase, other borrowings and for other purposes as required or permitted by law.

The proceeds and losses on securities available-for-sale for the three months ended March 31, 2025 and 2024 are summarized below (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Proceeds from sales of securities available-for-sale	$-	$2,049
Gross realized gains on securities available-for-sale	-	-
Gross realized losses on securities available-for-sale	-	(165)

Gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2025 and  December 31, 2024 are summarized as follows (in thousands):

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2025:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$3,903	$(3)	3	$143,722	$(6,878)	83	$147,625	$(6,881)
U.S. government agencies	5,391	(42)	4	75,426	(4,062)	67	80,817	(4,104)
U.S. government mortgage-backed securities	2,659	(21)	2	85,071	(11,094)	152	87,730	(11,115)
State and political subdivisions	13,742	(253)	22	223,917	(16,540)	441	237,659	(16,793)
Corporate bonds	2,451	(10)	3	55,842	(3,791)	71	58,293	(3,801)
	$28,146	$(329)	34	$583,978	$(42,365)	814	$612,124	$(42,694)

	Less than 12 Months			12 Months or More			Total
	Estimated	Unrealized	No. of	Estimated	Unrealized	No. of	Estimated	Unrealized
2024:	Fair Value	Losses	Securities	Fair Value	Losses	Securities	Fair Value	Losses

Securities available-for-sale:
U.S. government treasuries	$5,466	$(43)	2	$159,321	$(8,733)	94	$164,787	$(8,776)
U.S. government agencies	3,953	(34)	2	77,166	(5,160)	70	81,119	(5,194)
U.S. government mortgage-backed securities	3,740	(64)	5	86,870	(12,856)	154	90,610	(12,920)
State and political subdivisions	13,944	(253)	25	226,201	(20,338)	440	240,145	(20,591)
Corporate bonds	3,153	(27)	4	56,604	(4,565)	74	59,757	(4,592)
	$30,256	$(421)	38	$606,162	$(51,652)	832	$636,418	$(52,073)

Gross unrealized losses on debt securities totaled $42.7 million as of March 31, 2025. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, state or political subdivision, or corporations. Management then determines whether downgrades by bond rating agencies have occurred, and reviews industry analysts’ reports. The Company’s procedures for evaluating investments in states, municipalities and political subdivisions include but are not limited to reviewing the offering statement and the most current available financial information, comparing yields to yields of bonds of similar credit quality, confirming capacity to repay, assessing operating and financial performance, evaluating the stability of tax revenues, considering debt profiles and local demographics, and for revenue bonds, assessing the source and strength of revenue structures for municipal authorities. These procedures, as applicable, are utilized for all municipal purchases and are utilized in whole or in part for monitoring the portfolio of municipal holdings. The Company does not utilize third party credit rating agencies as a primary component of determining if the municipal issuer has an adequate capacity to meet the financial commitments under the security for the projected life of the investment, and, therefore, does not compare internal assessments to those of the credit rating agencies. Credit rating downgrades are utilized as an additional indicator of credit weakness and as a reference point for historical default rates. As of March 31, 2025 and  December 31, 2024, the Company determined that no individual securities in an unrealized loss position represented credit losses that would require an allowance for credit losses. The Company concluded that the unrealized losses were primarily attributable to increases in market interest rates since these securities were purchased and other market conditions. Furthermore, the Company does not have the intent to sell any of these AFS debt securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. Accrued interest receivable on AFS debt securities totaled $3.5 million and $2.9 million as of March 31, 2025 and  December 31, 2024, respectively, and is excluded from the estimate of credit losses.

7.	Loans Receivable and Credit Disclosures

The composition of loans receivable as of March 31, 2025 and  December 31, 2024 is as follows (in thousands):

	2025	2024

Real estate - construction	$61,738	$59,281
Real estate - 1 to 4 family residential	310,829	309,704
Real estate - multi-family	199,609	200,209
Real estate - commercial	352,259	350,493
Real estate - agricultural	160,318	159,880
Commercial	93,374	90,023
Agricultural	129,361	134,157
Consumer and other	16,529	17,066
	1,324,017	1,320,813
Unallocated portfolio layer basis adjustments[1]	217	162
Less allowance for credit losses	(18,004)	(17,058)
Loans receivable, net	$1,306,230	$1,303,917

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the allowance for credit losses (ACL) and other basis adjustments. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Accrued interest receivable on loans held for investment totaled $8.7 million and $10.9 million as of March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. Nonrefundable loan fees and origination costs are deferred and recognized as a yield adjustment over the life of the related loan.

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

Allowance for Credit Losses for Loans. The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. Expected credit loss inherent in non-cancelable off-balance-sheet (“OBS”) credit exposures is accounted for as a separate liability on the consolidated balance sheet. The Company's allowance for credit losses for OBS credit exposures was $911 thousand and $943 thousand as of March 31, 2025 and  December 31, 2024, respectively. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

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

Multi-family, commercial and agricultural real estate loans are subject to underwriting standards and processes similar to commercial and agricultural operating loans, in addition to those unique to real estate loans. These loans are viewed primarily as cash flow loans and, secondarily, as loans secured by real estate. Multi-family, commercial and agricultural real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Loan-to-value generally does not exceed 80% of the cost or value of the assets. Loans are typically subject to interest rate adjustments between five and seven years from origination. Fully amortized monthly repayment terms normally do not exceed twenty-five years. Projections and cash flows that show ability to service debt within the amortization period are required. Property and casualty insurance is required to protect the Banks’ collateral interests. Appraisals on properties securing these loans are generally performed by fee appraisers approved by the Board of Directors. Because payments on multi-family, commercial and agricultural real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans   may be subject to adverse conditions in the real estate market or the economy. Management monitors and evaluates commercial and agricultural real estate loans based on collateral and risk rating criteria. The Company   may require guarantees on these loans. The Company’s multi-family, commercial and agricultural real estate loans are secured primarily by properties located in its primary market areas. The national unemployment rate is a key economic forecast used in estimate credit losses for the multi-family and commercial real estate segments. The national unemployment rate and national real GDP are key economic forecasts used in estimating expected credit losses for the agricultural real estate segment.

Commercial and agricultural operating loans are underwritten based on the Company’s examination of current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. This underwriting includes the evaluation of cash flows of the borrower, underlying collateral, if applicable, and the borrower’s ability to manage its business activities. The cash flows of borrowers and the collateral securing these loans   may fluctuate in value after the initial evaluation. A first priority lien on the general assets of the business normally secures these types of loans. Loan-to-value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Crop and hail insurance is required for most agricultural borrowers. Loans are generally guaranteed by the principal(s). The Company’s commercial and agricultural operating lending is primarily in its primary market area. The national unemployment rate is a key economic forecast used in estimating expected credit losses for the commercial operating segment. The national unemployment rate and national real GDP are key economic forecasts used in estimating expected credit losses for the agricultural operating segment.

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

Activity in the allowance for credit losses, on a disaggregated basis, for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31, 2025
		1-4 Family
	Construction	Residential	Multi-family	Commercial	Agricultural			Consumer
	Real Estate	Real Estate	Real Estate	Real Estate	Real Estate	Commercial	Agricultural	and Other	Total
Balance, December 31, 2024	$482	$3,890	$2,188	$4,932	$1,584	$1,759	$1,805	$418	$17,058
Credit loss expense (benefit) [1]	65	(40)	(36)	8	5	1,131	(131)	(8)	994
Recoveries of loans charged-off	-	-	-	-	-	1	-	1	2
Loans charged-off	(44)	-	-	-	-	(5)	-	(1)	(50)
Balance, March 31, 2025	$503	$3,850	$2,152	$4,940	$1,589	$2,886	$1,674	$410	$18,004

(1)

The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $32 thousand related to off-balance sheet credit exposures.

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

Collateral Dependent Loans. The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans (in thousands):

	Primary Type of Collateral
March 31, 2025	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$-	$-	$-	$-	$-
Real estate - 1 to 4 family residential	554	-	-	554	-
Real estate - multi-family	942	-	-	942	-
Real estate - commercial	11,406	-	-	11,406	-
Real estate - agricultural	415	-	-	415	-
Commercial	398	392	1,614	2,404	1,150
Agricultural	205	-	317	522	-
Consumer and other	-	-	2	2	-

	$13,920	$392	$1,933	$16,245	$1,150

	Primary Type of Collateral
December 31, 2024	Real Estate	Equipment	Other	Total	ACL Allocation

Real estate - construction	$62	$-	$-	$62	$-
Real estate - 1 to 4 family residential	696	-	-	696	40
Real estate - multi-family	947	-	-	947	-
Real estate - commercial	10,785	-	-	10,785	-
Real estate - agricultural	420	-	-	420	-
Commercial	460	398	405	1,263	50
Agricultural	213	-	357	570	-
Consumer and other	-	-	3	3	-

	$13,583	$398	$765	$14,746	$90

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans on nonaccrual status with no allowance for credit losses recorded by loan segment (in thousands):

	Total Nonaccrual		Nonaccrual with no ACL
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

Real estate - construction	$-	$62	$-	$62
Real estate - 1 to 4 family residential	554	696	554	626
Real estate - multi-family	942	947	942	947
Real estate - commercial	11,389	10,768	11,389	10,768
Real estate - agricultural	415	420	415	420
Commercial	2,438	1,298	1,288	893
Agricultural	522	570	522	570
Consumer and other	9	11	2	3

	$16,269	$14,772	$15,112	$14,289

The interest income recognized on nonaccrual loans for the three months ended  March 31, 2025 and 2024 was approximately $1 thousand and $38 thousand, respectively.

The interest foregone on nonaccrual loans for the three months ended  March 31, 2025 and 2024 was approximately $327 thousand and $239 thousand, respectively.

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

The Company made no loan modifications to borrowers experiencing financial difficulty for the three months ended March 31, 2025 and 2024.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. The Company had no net charge-offs for the three months ended  March 31, 2025 and 2024 related to loan modifications to borrowers experiencing financial difficulties.

There were no loan modifications that had a payment default and were modified in the twelve months before default as of March 31, 2025. A loan is considered to be in payment default once it is 60 days contractually past due under the modified terms.

Aging Analysis. An aging analysis of the recorded investments in loans, on a disaggregated basis, as of March 31, 2025 and  December 31, 2024, is as follows (in thousands):

2025		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$374	$-	$374	$61,364	$61,738	$-
Real estate - 1 to 4 family residential	4,015	118	4,133	306,696	310,829	-
Real estate - multi-family	444	-	444	199,165	199,609	-
Real estate - commercial	374	2,614	2,988	349,271	352,259	113
Real estate - agricultural	122	133	255	160,063	160,318	133
Commercial	1,291	-	1,291	92,083	93,374	-
Agricultural	2,333	-	2,333	127,028	129,361	-
Consumer and other	2	-	2	16,527	16,529	-

	$8,955	$2,865	$11,820	$1,312,197	$1,324,017	$246

2024		90 Days				90 Days
	30-89	or Greater	Total			or Greater
	Past Due	Past Due	Past Due	Current	Total	Accruing

Real estate - construction	$-	$63	$63	$59,218	$59,281	$-
Real estate - 1 to 4 family residential	1,744	204	1,948	307,756	309,704	23
Real estate - multi-family	-	-	-	200,209	200,209	-
Real estate - commercial	332	2,501	2,833	347,660	350,493	-
Real estate - agricultural	651	660	1,311	158,569	159,880	660
Commercial	288	356	644	89,379	90,023	-
Agricultural	68	53	121	134,036	134,157	53
Consumer and other	5	-	5	17,061	17,066	-

	$3,088	$3,837	$6,925	$1,313,888	$1,320,813	$736

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

The following tables show the risk category of loans by loan segment and year of origination as of March 31, 2025 and  December 31, 2024 (in thousands):

March 31, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Real estate - construction
Pass	$10,634	$31,968	$14,606	$1,413	$223	$171	$2,119	$61,134
Watch	-	604	-	-	-	-	-	604
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	-	-	-	-	-	-	-	-
Total	$10,634	$32,572	$14,606	$1,413	$223	$171	$2,119	$61,738

Current-period gross charge-offs	$-	$44	$-	$-	$-	$-	$-	$44

Real estate - 1-4 family residential
Pass	$13,220	$44,400	$42,801	$65,748	$51,040	$56,123	$20,881	$294,213
Watch	285	1,046	1,109	89	9,549	1,157	81	13,316
Special Mention	286	-	-	640	-	-	-	926
Substandard	-	66	424	-	1,239	90	-	1,819
Substandard-Impaired	382	118	-	-	-	55	-	555
Total	$14,173	$45,630	$44,334	$66,477	$61,828	$57,425	$20,962	$310,829

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$4,547	$13,473	$11,766	$48,650	$31,420	$45,416	$5,952	$161,224
Watch	-	6,473	-	-	19,804	2,174	-	28,451
Special Mention	-	-	8,547	-	-	-	-	8,547
Substandard	-	-	-	-	-	444	-	444
Substandard-Impaired	943	-	-	-	-	-	-	943
Total	$5,490	$19,946	$20,313	$48,650	$51,224	$48,034	$5,952	$199,609

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$19,304	$37,814	$29,279	$62,436	$47,982	$75,265	$4,154	$276,234
Watch	574	4,956	3,718	19,079	5,524	4,079	101	38,031
Special Mention	1,881	-	-	-	-	905	-	2,786
Substandard	6,910	-	-	-	15,834	1,000	75	23,819
Substandard-Impaired	504	821	7,562	2,502	-	-	-	11,389
Total	$29,173	$43,591	$40,559	$84,017	$69,340	$81,249	$4,330	$352,259

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$8,502	$18,002	$16,645	$26,397	$27,643	$41,668	$2,647	$141,504
Watch	4,816	2,184	1,036	1,038	1,499	5,131	-	15,704
Special Mention	-	-	-	-	-	-	-	-
Substandard	450	-	1,339	101	85	995	-	2,970
Substandard-Impaired	-	-	-	-	140	-	-	140
Total	$13,768	$20,186	$19,020	$27,536	$29,367	$47,794	$2,647	$160,318

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

March 31, 2025	Amortized Cost Basis of Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial
Pass	$3,455	$12,785	$9,463	$9,418	$6,201	$4,384	$33,258	$78,964
Watch	106	869	6,973	548	448	244	2,724	11,912
Special Mention	40	-	-	-	-	-	-	40
Substandard	-	-	-	21	-	-	-	21
Substandard-Impaired	391	1,485	34	-	-	63	464	2,437
Total	$3,992	$15,139	$16,470	$9,987	$6,649	$4,691	$36,446	$93,374

Current-period gross charge-offs	$-	$-	$-	$-	$-	$5	$-	$5

Agricultural
Pass	$12,635	$9,935	$4,299	$4,472	$2,973	$1,739	$70,043	$106,096
Watch	6,163	464	514	275	243	204	11,829	19,692
Special Mention	-	-	-	-	-	-	-	-
Substandard	314	1,395	136	78	43	360	990	3,316
Substandard-Impaired	-	-	50	-	207	-	-	257
Total	$19,112	$11,794	$4,999	$4,825	$3,466	$2,303	$82,862	$129,361

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$1,550	$4,546	$4,127	$2,203	$1,826	$2,240	$9	$16,501
Watch	-	13	-	-	-	-	-	13
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	4	-	-	-	-	4
Substandard-Impaired	-	1	1	2	-	7	-	11
Total	$1,550	$4,560	$4,132	$2,205	$1,826	$2,247	$9	$16,529

Current-period gross charge-offs	$-	$1	$-	$-	$-	$-	$-	$1

Total loans
Pass	$73,847	$172,923	$132,986	$220,737	$169,308	$227,006	$139,063	$1,135,870
Watch	11,944	16,609	13,350	21,029	37,067	12,989	14,735	127,723
Special Mention	2,207	-	8,547	640	-	905	-	12,299
Substandard	7,674	1,461	1,903	200	17,201	2,889	1,065	32,393
Substandard-Impaired	2,220	2,425	7,647	2,504	347	125	464	15,732
Total	$97,892	$193,418	$164,433	$245,110	$223,923	$243,914	$155,327	$1,324,017

Current-period gross charge-offs	$-	$45	$-	$-	$-	$5	$-	$50

December 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Real estate - construction
Pass	$37,743	$16,689	$1,640	$228	$11	$161	$1,991	$58,463
Watch	756	-	-	-	-	-	-	756
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	62	-	-	-	-	-	-	62
Total	$38,561	$16,689	$1,640	$228	$11	$161	$1,991	$59,281

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - 1-4 family residential
Pass	$46,850	$44,736	$66,864	$52,746	$41,574	$18,767	$21,325	$292,862
Watch	1,233	1,212	91	9,535	1,003	303	95	13,472
Special Mention	-	-	639	-	289	-	-	928
Substandard	-	424	-	1,230	-	90	-	1,744
Substandard-Impaired	568	-	-	70	-	60	-	698
Total	$48,651	$46,372	$67,594	$63,581	$42,866	$19,220	$21,420	$309,704

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - multi-family
Pass	$15,316	$20,441	$49,932	$31,822	$36,556	$10,771	$5,735	$170,573
Watch	6,517	-	-	19,971	-	-	-	26,488
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	2,200	-	-	2,200
Substandard-Impaired	948	-	-	-	-	-	-	948
Total	$22,781	$20,441	$49,932	$51,793	$38,756	$10,771	$5,735	$200,209

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - commercial
Pass	$37,014	$30,228	$71,779	$51,164	$53,722	$26,685	$3,995	$274,587
Watch	4,749	5,429	14,982	5,484	6,005	548	241	37,438
Special Mention	-	-	-	-	2,893	-	-	2,893
Substandard	828	2,637	-	15,978	4,355	1,009	-	24,807
Substandard-Impaired	513	7,753	2,502	-	-	-	-	10,768
Total	$43,104	$46,047	$89,263	$72,626	$66,975	$28,242	$4,236	$350,493

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Real estate - agricultural
Pass	$20,951	$17,331	$28,074	$29,180	$21,796	$22,366	$2,562	$142,260
Watch	1,994	5,259	373	1,541	2,813	3,477	-	15,457
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	1,275	-	746	-	-	-	2,021
Substandard-Impaired	-	-	-	142	-	-	-	142
Total	$22,945	$23,865	$28,447	$31,609	$24,609	$25,843	$2,562	$159,880

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

December 31, 2024	Amortized Cost Basis of Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Commercial
Pass	$14,729	$10,589	$10,677	$7,405	$1,475	$3,298	$28,192	$76,365
Watch	726	6,926	215	-	244	136	2,138	10,385
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,150	-	24	-	-	-	800	1,974
Substandard-Impaired	782	45	-	1	-	65	406	1,299
Total	$17,387	$17,560	$10,916	$7,406	$1,719	$3,499	$31,536	$90,023

Current-period gross charge-offs	$465	$-	$-	$-	$-	$9	$-	$474

Agricultural
Pass	$14,463	$5,547	$5,057	$3,499	$1,429	$503	$85,222	$115,720
Watch	1,822	563	356	261	8	186	12,249	15,445
Special Mention	-	-	-	-	-	-	-	-
Substandard	1,159	-	-	72	380	-	1,113	2,724
Substandard-Impaired	-	54	-	214	-	-	-	268
Total	$17,444	$6,164	$5,413	$4,046	$1,817	$689	$98,584	$134,157

Current-period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and other
Pass	$5,845	$4,451	$2,435	$1,931	$1,608	$758	$11	$17,039
Watch	15	-	-	-	-	-	-	15
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard-Impaired	1	-	3	-	8	-	-	12
Total	$5,861	$4,451	$2,438	$1,931	$1,616	$758	$11	$17,066

Current-period gross charge-offs	$9	$-	$-	$-	$-	$-	$-	$9

Total loans
Pass	$192,911	$150,012	$236,458	$177,975	$158,171	$83,309	$149,033	$1,147,869
Watch	17,812	19,389	16,017	36,792	10,073	4,650	14,723	119,456
Special Mention	-	-	639	-	3,182	-	-	3,821
Substandard	3,137	4,336	24	18,026	6,935	1,099	1,913	35,470
Substandard-Impaired	2,874	7,852	2,505	427	8	125	406	14,197
Total	$216,734	$181,589	$255,643	$233,220	$178,369	$89,183	$166,075	$1,320,813

Current-period gross charge-offs	$474	$-	$-	$-	$-	$9	$-	$483

8.	Intangible assets

The following sets forth the carrying amounts and accumulated amortization of the intangible assets at March 31, 2025 and  December 31, 2024 (in thousands):

	2025		2024
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangible asset	$6,411	$5,396	$6,411	$5,319

The weighted average remaining life of the intangible assets is approximately 2 years as of March 31, 2025 and  December 31, 2024.

The following sets forth the activity related to the intangible assets for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024

Beginning intangible assets, net	$1,092	$1,429
Amortization	(77)	(87)

Ending intangible assets, net	$1,015	$1,342

Estimated remaining amortization expense on intangible assets for the years ending December 31 is as follows (in thousands):

2025	$223
2026	269
2027	240
2028	190
2029	93

Total	$1,015

9.	Pledged Collateral Related to Securities Sold Under Repurchase Agreements

The repurchase agreements mature daily and the following sets forth the pledged collateral at estimated fair value related to securities sold under repurchase agreements as of March 31, 2025 and  December 31, 2024 (in thousands):

	2025	2024
Securities sold under agreements to repurchase:
U.S. government treasuries	$20,641	$20,396
U.S. government agencies	44,139	43,852
U.S. government mortgage-backed securities	6,982	7,188

Total pledged collateral	$71,762	$71,436

In the event the repurchase agreements exceed the estimated fair value of the pledged securities available-for-sale, the Company has unpledged securities available-for-sale that may be pledged on the repurchase agreements.

10.	Borrowings

On April 25, 2024, the Company entered into a promissory note and line of credit agreement with an unaffiliated bank, providing for a two-year five million dollar line of credit facility.  The Company has secured its obligations under the Credit Agreement by pledging to the Lender all outstanding shares of common stock of its subsidiary bank, Reliance State Bank. The Company had $1 million of outstanding borrowings on the line of credit as of March 31, 2025 and December 31, 2024. The Company did not comply with one covenant requiring the modified Texas Ratio not exceed 20% at the end of each calendar quarter. The modified Texas Ratio is defined as substandard, substandard-impaired loans and other real estate owned, divided by the sum of Tier 1 capital plus the Allowance for Credit Losses – Loans. The modified Texas Ratio was 21.8% and 22.7% as of March 31, 2025 and December 31, 2024, respectively. The lender waived the noncompliance as of March 31, 2025 and December 31, 2024.

FHLB advances are collateralized by FHLB stock, certain 1-4 family residential real estate loans, multifamily real estate loans, commercial real estate loans and agricultural real estate loans. The Banks had available borrowing capacity with the FHLB of Des Moines, Iowa of $242.5 million and $245.3 million at  March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the Company had $32.5 million of FHLB advances with a weighted average interest rate of 4.31%. As of December 31, 2024, the Company had $43.5 million of FHLB advances with a weighted average interest rate of 4.42%.

On June 6, 2022, the Company borrowed $4.0 million on a credit agreement with a commercial bank. The borrowings were used for general corporate purposes. Interest under the note is payable quarterly over four years. Required quarterly principal payments of $150 thousand began in September 2022, with the remaining balance due June 2026. The interest rate is fixed at 3.35% and the outstanding balance was $2.35 million and $2.5 million as of  March 31, 2025 and December 31, 2024, respectively. The note is secured by property in West Des Moines, Iowa.

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

The table below identifies the notional amount, fair value and balance sheet category of the Company's interest rate swaps at March 31, 2025, and  December 31, 2024 (in thousands):

	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2025
Interest rate swaps	$8,427	$741	Other assets
Interest rate swaps	25,000	(216)	Other liabilities
December 31, 2024
Interest rate swaps	$8,531	$909	Other assets
Interest rate swaps	25,000	(161)	Other liabilities

The table below identifies the carrying amount of the hedged assets and cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets that are designated as a fair value hedge accounting relationship at March 31, 2025, and  December 31, 2024 (in thousands):

			Cumulative Amount of Fair Value
	Location in the consolidated	Carrying Amount of	Hedging Adjustment Included in
	balance sheet	the Hedged Assets	Carrying Amount of Hedged Assets
March 31, 2025
Interest rate swaps	Loans receivable, net	$51,378	$(524)
December 31, 2024
Interest rate swaps	Loans receivable, net	$52,567	$(748)

Back-to-Back Loan Swaps

The Company has interest rate swap loan relationships with customers to assist them in managing their interest rate risk. Upon entering into these loan swaps, the Company enters into offsetting positions with counterparties in order to minimize interest rate risk. These back-to-back loan swaps qualify as free standing financial derivatives with the fair values reported in other assets and other liabilities on the consolidated balance sheets. Any gains and losses on these back-to-back swaps are recorded in noninterest income on the consolidated statements of income, and for the three months ended March 31, 2025, and March 31, 2024, no gain or loss was recognized. The table below identifies the balance sheet category and fair values of the derivative instruments designated as loan swaps at March 31, 2025, and  December 31, 2024 (in thousands):

				Weighted Average	Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate
March 31, 2025
Customer interest rate swaps	$13,133	$135	Other assets	6.32%	5.85%
Customer interest rate swaps	13,133	(135)	Other liabilities	5.85%	6.32%
December 31, 2024
Customer interest rate swaps	$12,258	$87	Other assets	6.48%	5.81%
Customer interest rate swaps	12,258	(87)	Other liabilities	5.81%	6.48%

The Company was required to pledge $1.2 million and $1.3 million of securities as collateral for these derivative financial instruments at March 31, 2025, and December 31, 2024, respectively. The Company's counterparties were not required to pledge collateral at March 31, 2025 and  December 31, 2024.

12.	Income Taxes

The tax effects of temporary differences related to income taxes are included in deferred income taxes. The change in deferred income taxes since  December 31, 2024 is due primarily to the decrease in unrealized losses on investment securities.

13.	Regulatory Matters

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements (as shown in the following table) can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believed the Company and the Banks met all capital adequacy requirements to which they were subject as of March 31, 2025.

The Company and the Banks’ capital amounts and ratios as of March 31, 2025 and  December 31, 2024 are as follows (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2025
Total capital (to risk-weighted assets):
Consolidated	$221,903	14.5%	$161,009	10.50%	N/A	N/A
Boone Bank & Trust	16,449	13.0	13,239	10.50	12,609	10.0%
First National Bank	113,232	14.7	80,994	10.50	77,137	10.0
Iowa State Savings Bank	27,517	15.9	18,179	10.50	17,313	10.0
Reliance State Bank	29,318	12.4	24,814	10.50	23,633	10.0
State Bank & Trust	22,594	15.8	14,991	10.50	14,277	10.0
United Bank & Trust	13,172	16.1	8,597	10.50	8,187	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$202,987	13.2%	$130,340	8.50%	N/A	N/A
Boone Bank & Trust	15,399	12.2	10,717	8.50	10,087	8.0%
First National Bank	103,584	13.4	65,567	8.50	61,710	8.0
Iowa State Savings Bank	25,353	14.6	14,716	8.50	13,850	8.0
Reliance State Bank	26,464	11.2	20,088	8.50	18,906	8.0
State Bank & Trust	20,911	14.6	12,135	8.50	11,421	8.0
United Bank & Trust	12,149	14.8	6,959	8.50	6,550	8.0

Tier 1 capital (to average-assets):
Consolidated	$202,987	9.4%	$86,629	4.00%	N/A	N/A
Boone Bank & Trust	15,399	9.2	6,717	4.00	8,396	5.0%
First National Bank	103,584	9.4	44,270	4.00	55,338	5.0
Iowa State Savings Bank	25,353	9.1	11,146	4.00	13,933	5.0
Reliance State Bank	26,464	8.8	12,036	4.00	15,045	5.0
State Bank & Trust	20,911	10.1	8,290	4.00	10,362	5.0
United Bank & Trust	12,149	9.6	5,074	4.00	6,343	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$202,987	13.2%	$107,339	7.00%	N/A	N/A
Boone Bank & Trust	15,399	12.2	8,826	7.00	8,196	6.5%
First National Bank	103,584	13.4	53,996	7.00	50,139	6.5
Iowa State Savings Bank	25,353	14.6	12,119	7.00	11,253	6.5
Reliance State Bank	26,464	11.2	16,543	7.00	15,361	6.5
State Bank & Trust	20,911	14.6	9,994	7.00	9,280	6.5
United Bank & Trust	12,149	14.8	5,731	7.00	5,322	6.5

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2024
Total capital (to risk-weighted assets):
Consolidated	$219,750	14.3%	$161,155	10.50%	N/A	N/A
Boone Bank & Trust	16,446	13.5	12,809	10.50	12,199	10.0%
First National Bank	112,663	14.6	81,211	10.50	77,344	10.0
Iowa State Savings Bank	27,161	15.1	18,866	10.50	17,967	10.0
Reliance State Bank	29,222	12.2	25,232	10.50	24,030	10.0
State Bank & Trust	22,435	16.0	14,719	10.50	14,018	10.0
United Bank & Trust	13,205	16.4	8,479	10.50	8,075	10.0

Tier 1 capital (to risk-weighted assets):
Consolidated	$201,749	13.1%	$130,459	8.50%	N/A	N/A
Boone Bank & Trust	15,404	12.6	10,369	8.50	9,759	8.0%
First National Bank	103,707	13.4	65,742	8.50	61,875	8.0
Iowa State Savings Bank	24,915	13.9	15,272	8.50	14,374	8.0
Reliance State Bank	26,237	10.9	20,426	8.50	19,224	8.0
State Bank & Trust	20,734	14.8	11,915	8.50	11,214	8.0
United Bank & Trust	12,198	15.1	6,864	8.50	6,460	8.0

Tier 1 capital (to average-assets):
Consolidated	$201,749	9.2%	$87,421	4.00%	N/A	N/A
Boone Bank & Trust	15,404	9.1	6,743	4.00	8,429	5.0%
First National Bank	103,707	9.3	44,595	4.00	55,744	5.0
Iowa State Savings Bank	24,915	9.5	10,541	4.00	13,176	5.0
Reliance State Bank	26,237	8.6	12,160	4.00	15,200	5.0
State Bank & Trust	20,734	10.2	8,096	4.00	10,120	5.0
United Bank & Trust	12,198	9.6	5,084	4.00	6,356	5.0

Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$201,749	13.1%	$107,436	7.00%	N/A	N/A
Boone Bank & Trust	15,404	12.6	8,540	7.00	7,930	6.5%
First National Bank	103,707	13.4	54,141	7.00	50,274	6.5
Iowa State Savings Bank	24,915	13.9	12,577	7.00	11,679	6.5
Reliance State Bank	26,237	10.9	16,821	7.00	15,620	6.5
State Bank & Trust	20,734	14.8	9,812	7.00	9,112	6.5
United Bank & Trust	12,198	15.1	5,653	7.00	5,249	6.5

The Company and the Banks are subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules included the implementation of a 2.5 percent capital conservation buffer that is added to the minimum requirements for capital adequacy purposes for all capital ratios except tier 1 capital to average assets. A banking organization with a capital conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. At March 31, 2025, the capital ratios for the Company and the Banks were sufficient to meet the conservation buffer.

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

Accounting policies for the banking segment are the same as those described in Note 1, Nature of Business and Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. All categories of interest expense, credit loss expense, and noninterest expense as disclosed in the Company’s consolidated statements of income are considered significant to the banking segment. For the three months ended March 31, 2025 and 2024, respectively, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income.

The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the three months ended March 31, 2025, and the year ended December 31, 2024, respectively, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.

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

The Company does not engage in any material business activities apart from its ownership of the Banks. Products and services offered by the Banks are for commercial and consumer purposes including loans, deposits and wealth management services. Wealth management services includes financial planning and managing trust, agencies, estates and investment brokerage accounts. The Company employs twenty-six individuals to assist the Banks with its financial reporting, human resources, audit, compliance, marketing, technology systems, training, real estate valuation services and the coordination of management activities, in addition to 232 full-time equivalent individuals employed by the Banks.

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

The Company had net income of $3.4 million, or $0.39 per share, for the three months ended March 31, 2025, compared to net income of $2.3 million, or $0.26 per share, for the three months ended March 31, 2024. The increase in earnings is primarily due to an increase in net interest income and partially offset by an increase in credit loss expense. The increase in net interest income is primarily due to an increase in the volume and yield of loans and a decrease in interest expense on other borrowed funds as the Company has reduced borrowings. The increase in credit loss expense is primarily due to a specific reserve placed on a commercial loan relationship.

Net loan charge-offs for the three months ended March 31, 2025 totaled $48 thousand compared to net loan recoveries of $4 thousand for the three months ended March 31, 2024. A credit loss expense of $962 thousand was recognized for the three months ended March 31, 2025 as compared to $169 thousand for the three months ended March 31, 2024.

The following management discussion and analysis will provide a review of important items relating to:

●	Challenges, Risks and Uncertainties
●	Critical Accounting Policies
●	Non-GAAP Financial Measures
●	Income Statement Review
●	Balance Sheet Review
●	Asset Quality Review and Credit Risk Management
●	Liquidity and Capital Resources
●	Forward-Looking Statements and Business Risks

Challenges, Risks and Uncertainties

Management has identified certain events or circumstances that may negatively impact the Company’s financial condition and results of operations in the future and is attempting to position the Company to best respond to those challenges. These challenges are addressed in the Company’s most recent Annual Report on Form 10-K filed on March 12, 2025.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with GAAP. The preparation of the Company's financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses. These estimates are based upon historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The estimates and judgments that management believes involve the most complex and subjective estimates and judgments and have the most effect on the Company's reported financial position and results of operations are described as critical accounting policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 12, 2025. There have been no significant changes in the critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2024.

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

	Three Months Ended March 31,
	2025	2024
Reconciliation of net interest income and annualized net interest margin on an FTE basis to GAAP:
Net interest income (GAAP)	$12,915	$10,906
Tax-equivalent adjustment (1)	120	142
Net interest income on an FTE basis (non-GAAP)	13,035	11,048
Average interest-earning assets	$2,060,173	$2,072,069
Net interest margin on an FTE basis (non-GAAP)	2.53%	2.13%

(1) Computed on a tax-equivalent basis using an incremental federal income tax rate of 21 percent, adjusted to reflect the effect of the tax-exempt interest income associated with owning tax-exempt securities and loans.

Income Statement Review for the Three Months ended March 31, 2025 and 2024

The following highlights a comparative discussion of the major components of net income and their impact for the three months ended March 31, 2025 and 2024:

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2025			2024

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
ASSETS
(dollars in thousands)
Interest-earning assets
Loans (1)
Commercial	$89,952	$1,370	6.09%	$88,061	$1,337	6.07%
Agricultural	123,643	2,130	6.89%	115,362	2,125	7.37%
Real estate	1,079,940	12,963	4.80%	1,065,387	12,166	4.57%
Consumer and other	16,643	211	5.07%	16,126	194	4.81%

Total loans (including fees)	1,310,178	16,674	5.09%	1,284,936	15,822	4.93%

Investment securities
Taxable	557,398	2,840	2.04%	630,864	3,092	1.96%
Tax-exempt (2)	83,730	573	2.74%	101,069	677	2.68%
Total investment securities	641,128	3,413	2.13%	731,933	3,769	2.06%

Interest-bearing deposits with banks and federal funds sold	108,867	1,151	4.23%	55,200	662	4.80%

Total interest-earning assets	2,060,173	$21,238	4.12%	2,072,069	$20,253	3.91%

Noninterest-earning assets	69,528			75,561

TOTAL ASSETS	$2,129,701			$2,147,630

(1) Average loan balances include nonaccrual loans, if any. Interest income collected on nonaccrual loans has been included.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental tax rate of 21%.

AVERAGE BALANCE SHEETS AND INTEREST RATES

	Three Months Ended March 31,

	2025			2024

	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	balance	expense	rate	balance	expense	rate
LIABILITIES AND STOCKHOLDERS' EQUITY
(dollars in thousands)
Interest-bearing liabilities
Deposits
Interest-bearing checking, savings accounts and money markets	$1,179,259	$4,131	1.40%	$1,175,901	$4,736	1.61%
Time deposits	330,967	3,288	3.97%	291,159	2,853	3.92%
Total deposits	1,510,226	7,419	1.97%	1,467,060	7,589	2.07%
Other borrowed funds	87,594	784	3.58%	156,312	1,616	4.14%

Total interest-bearing liabilities	1,597,820	8,203	2.05%	1,623,372	9,205	2.27%

Noninterest-bearing liabilities
Noninterest-bearing checking	339,709			346,615
Other liabilities	13,834			13,204

Stockholders' equity	178,338			164,439

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,129,701			$2,147,630

Net interest income (FTE)(3)		$13,035			$11,048
Net interest spread (FTE)			2.07%			1.64%
Net interest margin (FTE)(3)			2.53%			2.13%

(3) Net interest income (FTE) is a non-GAAP financial measure. For further information, refer to the Non-GAAP Financial Measures section of this report.

Net Interest Income

For the three months ended March 31, 2025 and 2024, the Company's net interest margin adjusted for tax exempt income was 2.53% and 2.13%, respectively. Net interest income, prior to the adjustment for tax-exempt income, for the three months ended March 31, 2025 totaled $12.9 million compared to $10.9 million for the three months ended March 31, 2024.

For the three months ended March 31, 2025, interest income increased $1.0 million, or 5.0%, when compared to the same period in 2024. The increase is primarily due to higher interest rates, growth in the loan portfolio and an increase in interest-bearing deposits and federal funds sold.

Interest expense decreased $1.0 million, or 10.9%, for the three months ended March 31, 2025 when compared to the same period in 2024. The lower interest expense for the period is primarily due to reduced borrowings and a decrease in market rates.

Credit Loss Expense

A credit loss expense of $962 thousand was recognized for the three months ended March 31, 2025 as compared to $169 thousand for the three months ended March 31, 2024. Net loan charge-offs for the three months ended March 31, 2025 totaled $48 thousand compared to net loan recoveries of $4 thousand for the three months ended March 31, 2024. The credit loss expense in 2025 was primarily due to an increase in specific reserves in the commercial loan portfolio. The credit loss expense in 2024 was primarily due to an increase in the risks associated with the softening of commercial real estate collateral values.

Noninterest Income and Expense

Noninterest income for the three months ended March 31, 2025 totaled $2.55 million compared to $2.18 million for the three months ended March 31, 2024, an increase of 17.0%. The increase is primarily due to a decrease in losses on the sale of securities and an increase in wealth management income due to growth in assets under management and new account relationships.

Noninterest expense for the three months ended March 31, 2025 totaled $10.26 million compared to $10.19 million recorded for the three months ended March 31, 2024, an increase of 0.7%. The efficiency ratio was 66.38% for the first quarter of 2025 as compared to 77.92% in the first quarter of 2024. The efficiency ratio continues to improve as net interest margin increases and noninterest expense is comparable to the prior year.

Income Taxes

Income tax expense for the three months ended March 31, 2025 totaled $794 thousand compared to $416 thousand recorded for the three months ended March 31, 2024. The effective tax rate was 19% and 15% for the three months ended March 31, 2025 and 2024. The lower than expected tax rate in 2025 and 2024 was due primarily to tax-exempt interest income and New Markets Tax Credits.

Balance Sheet Review

As of March 31, 2025, total assets were $2.2 billion, a $51.1 million increase compared to December 31, 2024. This increase in assets is primarily due to an increase in cash and cash equivalents, partially offset by a decrease in securities available-for-sale.

Investment Portfolio

The investment portfolio totaled $640.4 million as of March 31, 2025, a decrease of $8.1 million from the December 31, 2024 balance of $648.5 million. The decrease in securities available-for-sale is primarily due to maturities in excess of purchases, offset in part by a decrease in unrealized losses.

On a quarterly basis, the investment portfolio is reviewed for credit losses. As of March 31, 2025, gross unrealized losses of $42.7 million, are due to the interest rate environment and are not considered credit-related. Certain bonds in the investment portfolio may incur credit losses and could negatively affect the Company’s net income. As a result of the Company’s favorable liquidity position, the Company does not have the intent to sell securities with an unrealized loss at the present time. In addition, management believes it is more likely than not that the Company will hold these securities until recovery of their fair value to cost basis and expects full principal and interest to be collected. Therefore, the Company does not have an allowance for credit losses on these investments as of March 31, 2025.

At March 31, 2025, the Company’s investment securities portfolio included securities issued by 258 government municipalities and agencies located within 30 states with a fair value of $245.6  million. At December 31, 2024, the Company’s investment securities portfolio included securities issued by 258 government municipalities and agencies located within 30 states with a fair value of $245.6 million. No one municipality or agency represents a concentration within this segment of the investment portfolio. Omaha, Nebraska, sewer revenue bonds with a fair value of $5.4 million (approximately 2.2% of the fair value of the government municipalities and agencies) represent the largest exposure to any one municipality or agency for the Company as of March 31, 2025.

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

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolios as of March 31, 2025 and December 31, 2024 identifying the state in which the issuing government municipality or agency operates (in thousands):

	2025		2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Obligations of states and political subdivisions:
General Obligation bonds:
Iowa	$52,045	$49,205	$51,515	$47,768
Texas	25,838	24,305	25,859	23,995
Nebraska	19,258	17,314	19,256	17,005
Oregon	9,152	8,752	8,698	8,089
Connecticut	8,698	8,209	7,885	7,184
Washington	7,875	7,276	9,167	8,651
Other (2025: 15 states; 2024: 15 states)	28,129	26,314	28,351	26,192

Total general obligation bonds	$150,995	$141,375	$150,731	$138,884

Revenue bonds:
Iowa	$40,135	$38,251	$43,859	$41,320
Texas	14,756	13,524	14,764	13,266
Nebraska	9,042	8,174	9,042	8,029
Other (2025: 23 states; 2024: 23 states)	47,369	44,237	47,722	44,063

Total revenue bonds	$111,302	$104,186	$115,387	$106,678

Total obligations of states and political subdivisions	$262,297	$245,561	$266,118	$245,562

As of March 31, 2025 and December 31, 2024, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as community school facilities, college and university dormitory facilities, water utilities and electrical utilities. The revenue bonds are to be paid from 5 primary revenue sources. The revenue sources that represent 5% or more, individually, as a percent of the total revenue bonds are summarized in the following table (in thousands):

	2025		2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Revenue bonds by revenue source
Sales tax	$27,190	$25,659	$27,404	$25,327
Water	19,348	18,132	19,373	17,967
College and universities, primarily dormitory revenues	16,208	14,937	16,207	14,685
Sewer	12,198	11,280	12,205	11,024
Leases	7,950	7,470	7,936	7,364
Other	28,408	26,708	32,262	30,311

Total revenue bonds by revenue source	$111,302	$104,186	$115,387	$106,678

Loan Portfolio

The loan portfolio, net of the allowance for credit losses, totaled $1.306 billion and $1.304 billion as of March 31, 2025 and December 31, 2024, respectively.

Deposits

Deposits totaled $1.91 billion and $1.85 billion as of March 31, 2025 and December 31, 2024, respectively. The increase is primarily due to an increase in public funds and partially offset by a decrease in noninterest-bearing checking accounts. Securities sold under agreements to repurchase decreased to $45.8 million as of March 31, 2025 compared to $52.4 million as of December 31, 2024. Securities sold under agreements to repurchase and deposit balances fluctuate as customers’ liquidity needs vary and could be impacted by prevailing market interest rates, competition, and economic conditions. Approximately 16% of deposits are tied to external indexes as of March 31, 2025. Deposit interest expense related to these deposits can be more volatile than other deposit products in a changing interest rate environment.

Other Borrowings

Other borrowings decreased to $35.8 million as of March 31, 2025 compared to $47.0 million as of December 31, 2024. The Company has continued to reduce borrowings as debt has matured.

Off-Balance Sheet Arrangements

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company’s off-balance sheet arrangements have occurred since December 31, 2024.

Asset Quality Review and Credit Risk Management

The Company’s credit risk is historically centered in the loan portfolio, which totaled $1.306 billion and $1.304 billion as of March 31, 2025 and December 31, 2024, respectively. Net loans comprise 60% of total assets as of March 31, 2025. The objective in managing loan portfolio risk is to reduce the risk of loss resulting from a customer’s failure to perform according to the terms of an agreement and to quantify and manage credit risk on a portfolio basis. The Company’s level of problem loans (consisting of nonaccrual loans and loans past due 90 days or more) as a percentage of total loans was 1.25% at March 31, 2025, as compared to 1.17% at December 31, 2024. The Company’s level of problem loans as a percentage of total loans at March 31, 2025 of 1.25% is higher as compared to the Iowa State Average peer group of FDIC insured institutions as of December 31, 2024, of 0.47%, most recent available.

Substandard-Impaired loans totaled $15.7 million as of March 31, 2025 and have increased $1.5 million as compared to the substandard-impaired loans of $14.2 million as of December 31, 2024. The increase is primarily due to downgrades in the commercial real estate and commercial operating loan portfolios.

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

Loans past due 90 days or more that are still accruing interest are reviewed no less frequently than quarterly to determine if there continues to be a strong reason that the credit should not be placed on nonaccrual. As of March 31, 2025, nonaccrual loans totaled $16.3 million and $246 thousand of loans past due 90 days and still accruing. This compares to nonaccrual loans of $14.8 million and $736 thousand of loans past due 90 days and still accruing as of December 31, 2024. There was no other real estate owned as of March 31, 2025 and December 31, 2024.

Loans past due 30 days or more totaled $11.8 million as of March 31, 2025, compared to $6.9 million as of December 31, 2024. The increase is primarily related to the agriculture operating and 1-4 family real estate loan portfolios. A 1-4 family loan relationship of $2.5 million was past due 30 days as it was going through renewal.

The watch and special mention loans classified as agricultural real estate and operating totaled $35.4 million as of March 31, 2025 as compared to $30.9 million as of December 31, 2024. The substandard and substandard-impaired loans in these categories totaled $6.7 million and $5.2 million as of March 31, 2025 and December 31, 2024, respectively. The increase is primarily due to variable yields, weather impacts and commodity prices affecting agricultural loans.

The watch and special mention loans classified as commercial real estate totaled $40.8 million as of March 31, 2025 as compared to $40.3 million as of December 31, 2024. The substandard and substandard-impaired commercial real estate loans totaled $35.2 million and $35.6 million as of March 31, 2025 and December 31, 2024, respectively.

The allowance for credit losses as a percentage of outstanding loans as of March 31, 2025 was 1.36%, as compared to 1.29% at December 31, 2024. The allowance for credit losses totaled $18.0 million and $17.1 million as of March 31, 2025 and December 31, 2024, respectively. The increase in the allowance for credit losses is mainly due to a specific reserve placed on a commercial loan relationship.

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

Commercial real estate and multi-family real estate represent approximately 42% of the loan portfolio as of March 31, 2025.  The following is an additional breakdown of the Company's commercial real estate and multi-family real estate portfolios (in thousands):

	March 31, 2025		December 31, 2024

	Total	Percent of Total Loans	Total	Percent of Total Loans

Real estate - multi-family	$199,609	15.1%	$200,209	15.2%

Real estate - commercial
Owner-Occupied All Purposes	183,693	13.9%	183,530	13.9%
Non-Owner Occupied Retail or Other	54,727	4.1%	57,971	4.4%
Non-Owner Occupied Warehouse	42,244	3.2%	39,567	3.0%
Non-Owner Occupied Hotel	39,124	2.9%	34,813	2.6%
Non-Owner Occupied Office	32,471	2.5%	34,612	2.6%
Total real estate - commercial	352,259	26.6%	350,493	26.5%

Total real estate - commercial and multi-family	$551,868	41.7%	$550,702	41.7%

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

As of March 31, 2025, the level of liquidity and capital resources of the Company remain at a satisfactory level. Management believes that the Company’s liquidity sources will be sufficient to support its existing operations for the foreseeable future.

The liquidity and capital resources discussion will cover the following topics:

●	Review of the Company’s Current Liquidity Sources
●	Review of Statements of Cash Flows
●	Company Only Cash Flows
●	Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs
●	Capital Resources

Review of the Company’s Current Liquidity Sources

Liquid assets of cash on hand, balances due from other banks and interest-bearing deposits in financial institutions as of March 31, 2025 and December 31, 2024 totaled $163.4 million and $101.2 million, respectively, and management believes these sources provide an adequate level of liquidity given current economic conditions.

Other sources of liquidity available to the Banks as of March 31, 2025 include outstanding lines of credit with the FHLB of Des Moines, Iowa of $242.5 million, with $32.5 million of outstanding FHLB advances. Federal funds borrowing capacity at correspondent banks was $97.1 million, with no outstanding federal fund purchase balances as of March 31, 2025. The Company had securities sold under agreements to repurchase totaling $45.8 million as of March 31, 2025.

Total investments as of March 31, 2025 were $640.4 million compared to $648.5 million as of December 31, 2024. These investments provide the Company with liquidity since all of the investments are classified as available-for-sale as of March 31, 2025. The Company has $348.5 million of unpledged securities available-for-sale and interest-bearing deposits as of March 31, 2025. The investment portfolio serves an important role in the overall context of balance sheet management in terms of balancing capital utilization and liquidity. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment, liquidity and credit considerations. The portfolio’s scheduled maturities and payments represent a significant source of liquidity.

Review of the Consolidated Statements of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2025 totaled $7.1 million compared to $1.4 million for the three months ended March 31, 2024. The increase of $5.7 million in cash provided by operating activities was primarily due to payments of accrued interest on borrowings in 2024 and higher net income in 2025.

Net cash provided by investing activities for the three months ended March 31, 2025 was $15.5 million compared to $18.3 million for the three months ended March 31, 2024. The decrease of $2.8 million in cash provided by investing activities was primarily due to an increase in loans and purchases of securities available-for-sale, partially offset by maturities of securities available-for-sale.

Net cash provided by financing activities for the three months ended March 31, 2025 totaled $39.6 million compared to $36.6 million for the three months ended March 31, 2024. The increase of $3.0 million in cash provided by financing activities was primarily due to a decrease in net payments on other borrowings between periods. As of March 31, 2025, the Company did not have any external debt financing, off-balance sheet financing arrangements, or derivative instruments linked to its stock.

Review of Company Only Cash Flows

The Company’s liquidity on an unconsolidated basis is heavily dependent upon dividends paid to the Company by the Banks. The Banks provide adequate liquidity to pay the Company’s expenses and stockholder dividends. Dividends paid by the Banks to the Company amounted to $3.2 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively. Various federal and state statutory provisions limit the amounts of dividends banking subsidiaries are permitted to pay to their holding companies without regulatory approval. Federal Reserve policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Federal Reserve and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. Federal and state banking regulators may also restrict the payment of dividends by order.

The Company, on an unconsolidated basis, has interest-bearing deposits totaling $1.3 million as of March 31, 2025.

Review of Commitments for Capital Expenditures, Cash Flow Uncertainties and Known Trends in Liquidity and Cash Flows Needs

No other material capital expenditures or material changes in the capital resource mix are anticipated at this time. The primary cash flow uncertainty would be a sudden decline in deposits causing the Banks to liquidate securities. Historically, the Banks have maintained an adequate level of short-term marketable investments to fund the temporary declines in deposit balances. There are no known trends in liquidity and cash flow needs as of March 31, 2025 that are of concern to management.

Capital Resources

The Company’s total stockholders’ equity as of March 31, 2025 totaled $183.1 million and was $8.4 million higher than the $174.7 million recorded as of December 31, 2024. The increase in stockholders’ equity was primarily the result of a decrease in unrealized losses on the investment portfolio and the retention of net income in excess of dividends. At March 31, 2025 and December 31, 2024, stockholders’ equity as a percentage of total assets was 8.4% and 8.2%, respectively. The capital levels of the Company currently exceed applicable regulatory guidelines to be considered “well capitalized” as of March 31, 2025. Unrealized losses on the investment portfolio are excluded from regulatory capital.

On February 12, 2025, the Company declared a cash dividend on its common stock, payable on June 13, 2025 to stockholders of record as of May 30, 2025, equal to $0.20 per share. The quarterly dividend will be paid a month later than usual. Previously, dividends were typically declared in one quarter and paid in the subsequent quarter. Going forward, the Company expects, subject to the discretion of the Board of Directors, to declare and pay dividends in the same quarter. To convert to this new timing, the Company does not intend to declare a dividend in the second quarter payable in the third quarter; rather, the dividend typically paid in the third quarter would be both declared and paid in the third quarter.

Forward-Looking Statements and Business Risks

The Private Securities Litigation Reform Act of 1995 provides the Company with the opportunity to make cautionary statements regarding forward-looking statements contained in this News Release, including forward-looking statements concerning the Company’s future performance and asset quality. Forward-looking statements contained in this News Release are not historical facts and are based on management’s current beliefs, assumptions, predictions and expectations of future events, including the Company’s future performance, taking into account all information currently available to management. These beliefs, assumptions, predictions and expectations are subject to numerous risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to management and many of which are beyond management’s control. If a change occurs, the Company’s business, financial condition, liquidity, results of operations, asset quality, plans and objectives may vary materially from those expressed in the forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on such forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “anticipates,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “forecasts”, “continuing,” “ongoing,” “expects,” “views,” “intends” and similar words or phrases. The risks and uncertainties that may affect the Company’s future performance and asset quality include, but are not limited to, the following: national, regional and local economic conditions and the impact they may have on the Company and its customers; competitive products and pricing available in the marketplace; changes in credit and other risks posed by the Company’s loan and investment portfolios, including declines in commercial or residential real estate values or changes in the allowance for credit losses as dictated by new market conditions or regulatory requirements; changes in local, national and international economic conditions, including rising inflation rates; fiscal and monetary policies of the U.S. government; the imposition of tariffs and retaliatory tariffs; changes in governmental regulations affecting financial institutions (including regulatory fees and capital requirements); changes in prevailing interest rates; credit risk management and asset/liability management; the financial and securities markets; the availability of and cost associated with sources of liquidity; and other risks and uncertainties inherent in the Company’s business, including those discussed under the headings “Forward-Looking Statements and Business Risks” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024. Any forward-looking statements are qualified in their entirety by the foregoing risks and uncertainties and speak only as of the date on which such statements are made. The Company undertakes no obligation to revise or update such forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

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

Management does not believe there have been any material changes in the risk factors that were disclosed in the Company's Form 10-K filed with the SEC on March 12, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2024, the Company approved a Stock Repurchase Plan which provided for the repurchase of up to 100,000 shares of the Company’s common stock. As of March 31, 2025, there were 23,390 shares remaining to be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2025.

			Total
			Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under
Period	Purchased	Per Share	Plans	The Plan

January 1, 2025 to January 31, 2025	33,553	$16.41	33,553	23,390

February 1, 2025 to February 28, 2025	-	$-	-	23,390

March 1, 2025 to March 31, 2025	-	$-	-	23,390

Total	33,553		33,553

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

104	Cover page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101.1)

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

AMES NATIONAL CORPORATION

DATE: May 9, 2025	By: /s/ John P. Nelson

John P. Nelson, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Justin C. Clausen

Justin C. Clausen, Chief Financial Officer
(Principal Financial and Accounting Officer)